Form 10-K
period 1999-12-31
ESPEED INC
filed 2000-03-29
CIK 1094831

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X|               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR
|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to

                         Commission File Number 0-28191
                                 --------------
                                  eSpeed, Inc.
             (Exact name of Registrant as Specified in Its Charter)

              Delaware                               13-4063515
    (State or Other Jurisdiction of        (I.R.S. Employer Identification
              Incorporation)                               No.)

   One World Trade Center, 103rd Floor, New York, NY                10048
         (Address of Principal Executive Offices)               (Zip Code)

                                 (212) 938-3773
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class            Name of Each Exchange on which Registered
         None                                         None

           Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $. 01 par value
                                (Title of Class)
                                 --------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on March 15, 2000 as reported on the Nasdaq National Market, was approximately $719,372,500.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at March 15, 2000
Class A Common Stock, par value $.01 per share   10,350,000 shares
Class B Common Stock, par value $.01 per share   40,650,000 shares

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                     None.
================================================================================
                                  eSPEED, INC.
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
ITEM 1  BUSINESS.............................................................1
ITEM 2  PROPERTIES..........................................................38
ITEM 3  LEGAL PROCEEDINGS...................................................38
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................41

PART II
ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED  STOCKHOLDER MATTERS....................................42
ITEM 6  SELECTED FINANCIAL DATA.............................................45
ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................................46
ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK................................................53
ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................54
ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.................................71

PART III
ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................72
ITEM 11  EXECUTIVE COMPENSATION.............................................76
ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................................82
ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................84

PART IV
ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K...........................................95

                                     PART I

ITEM 1. BUSINESS

      The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors."

Overview of Our Business

      eSpeed, Inc. is a leading provider of business-to-business electronic marketplace solutions for the trading of products via the Internet or over our global privately managed private network. Our eSpeed(((Service Mark))) system is an end-to-end marketplace and trading community solution, which includes real-time and auction-based transaction processing, risk management tools and back-end processing and billing systems available to our clients. Our system is designed to enable market participants to transact business instantaneously, more effectively and at lower cost than traditional trading methods. Our revenues are driven by trading activity and volumes in the marketplaces we operate.

      Our eSpeed((((Service Mark)))) system employs our international high speed private electronic network and proprietary transaction processing software, enabling significant capacity for fully electronic trading by our clients. We believe these components form one of the most robust large scale, instantaneous, mission critical trading systems in the world. Our network is internationally distributed and permits market participants to view information and execute trades in a fraction of a second from locations around the globe. Our system operates and accesses a fully regulated U.S. futures exchange currently known as the Cantor Exchange((((Service Mark)))). This exchange is the first fully electronic futures exchange in the U.S. and will serve as our platform for the electronic trading of a broad range of futures contracts globally.

      Our eSpeed((((Service Mark)))) system includes our proprietary trading application engine, which currently processes 150 transactions per second per tradable instrument, our proprietary credit and risk module, which provides real-time credit analysis and oversight, and our back-office and clearance modules, which provide straight-through processing. Our eSpeed((((Service
Mark)))) system is accessible to our clients in four ways: through our proprietary application programming interface (or API), through a dedicated software application, via the Internet through a browser interface or Java applet, or through front-end trading systems developed by third-party software companies.

      Our objective is to create the leading business-to-business marketplace trading solution. Our strategy is to leverage the scale and extendibility of our system, our leading marketplace development expertise and our proprietary futures exchange across markets.

Recent Events

      We commenced operations in March 1999 as a division of Cantor Fitzgerald (Cantor). Cantor currently operates with us the largest wholesale marketplace for U.S. Treasury securities and leading marketplaces for many other global fixed-income securities and financial instruments. Cantor also operates in other non-financial markets, such as energy, commodities and acid rain emissions. Over the past 25 years, Cantor has been a leading intermediary for the fixed income markets. In 1972, Cantor developed the world's first screen-based marketplace for the trading of U.S. government securities. Since the early 1990s, Cantor has developed systems to promote fully electronic marketplaces. Since 1996, Cantor has invested more than $200 million in information technology, including the development of proprietary electronic transaction processing software, network distribution systems and related contractual rights that comprise our eSpeed((((Service Mark)))) system. In connection with the initial public offering of our Class A common stock in December 1999, Cantor contributed to us this proprietary software, network distribution systems, technologies and related contractual rights.

      We began marketing our eSpeed((((Service Mark)))) system throughout 1999 and, through our relationship with Cantor, we focused primarily on the financial services industry and, in particular, fixed income products (which we refer to as the Interest Rate Vertical). We now operate the largest global electronic marketplace for U.S. Treasury securities, transacting billions of dollars daily, and we operate leading global electronic marketplaces for other fixed income securities and financial instruments. Most of the largest financial institutions currently use our marketplaces to trade a wide range of global fixed income securities, futures, options and other financial instruments. These financial instruments include government securities denominated in U.S. dollars, Euros, Yen, British Pounds Sterling, Canadian dollars and currencies of emerging market countries, as the well as securities of U.S. agencies, municipal securities, Eurobonds, corporate bonds and other global fixed income securities and U.S. Treasury futures.

      Within the Interest Rate Vertical, we believe we operate the only electronic marketplaces used for trading multiple securities in multiple currencies, and on a global basis provide a fully registered futures exchange. Over 500 institutions worldwide participate in the Interest Rate Vertical, including the 25 largest bond trading firms in the world, as identified by Euromoney Magazine. Most of these institutions use our proprietary eSpeed screen displays and/or trading platforms, which allow us to deliver information and execute transactions instantaneously through the computer security barriers that permit or exclude entry into the internal networks of these institutions. We have devoted significant resources to developing client arrangements, providing point-to-point communication links and creating proprietary software to establish connectivity through these security barriers in order to deliver data and execute transactions for our clients on a secure basis.

Industry Background

      Growth of the Internet and Business-to-Business Electronic Commerce. The Internet has emerged as the fastest growing communications medium in history. With over 165 million users at the end of 1998, growing to 623 million users by 2002, as estimated by IDC, the Internet is dramatically changing how businesses and individuals communicate and share information. The Internet has created new opportunities for conducting commerce, such as business-to-consumer and person-to-person electronic commerce. Recently, the widespread adoption of intranets and the acceptance of the Internet as a business communications platform has created a foundation for business-to-business electronic commerce that will enable organizations to streamline complex processes, lower costs and improve productivity. With this foundation, Internet-based business-to-business electronic commerce is poised for rapid growth and is expected to represent a significantly larger opportunity than business-to-consumer or person-to-person electronic commerce. According to Forrester Research, business-to-business electronic commerce is expected to grow from $43 billion in 1998 to $1.3 trillion in 2003, accounting for more than 90% of the dollar value of electronic commerce in the United States. This market is expected to create a substantial demand for Internet-based electronic commerce applications.

      Electronic Marketplaces. Electronic marketplaces have emerged as major interactive mediums for business-to-business transactions, including auctions and exchange-like trading mechanisms. In an electronic marketplace, substantially all of the participants' actions are facilitated through an electronic medium, such as a private electronic network or the Internet, which effectively eliminates the need for actual face-to-face or voice-to-voice participant interaction and saves time and money thereby creating enormous efficiencies.

Our Trading Services and Technology Platform

      In our electronic marketplaces, participants may either electronically execute trades themselves or call brokers/terminal operators who then input trade orders into the eSpeed system for them. In a fully electronic trade, all stages of the trade occur electronically. The participant inputs its buy or sell order instructions directly into our electronic trading system, using a web-browser, a keyboard, an application programming interface or other software. The system provides to the participant, normally within 300 milliseconds, an on-screen confirmation that the participant's order has been accepted. Instantaneously, once a trade is executed, the participant receives an on-screen trade confirmation. Simultaneously, an electronic confirmation can be sent to the participant's back office and risk system, enabling risk management capabilities and straight-through processing for the participant. A broker/terminal operator assisted trade is executed in substantially the same manner as an electronic trade, except that the participant telephones a broker/terminal operator who then inputs the participant's order into our electronic marketplace system.

      Over time, we expect fully electronic trading to become the predominant trading method in our marketplaces. However, through our affiliation with Cantor, we have the ability to offer to our clients broker/terminal operator trading capabilities, thereby providing instantaneous back-up and marketplace access. Unlike most traditional exchanges that have created side-by-side competitive markets for voice and electronic access and, as a result, have created separate pools of liquidity, our markets permit access to fully electronic and broker/terminal operator orders to be all transacted within our eSpeed system in one liquidity pool, seamlessly.

      Our electronic marketplaces operate on our proven technology platform that emphasizes scalability, performance and reliability. Our technology platform consists of:

o our proprietary, internally developed real-time global network distribution system;

o our proprietary transaction processing software, which includes order matching auction engines, fully integrated credit and risk management systems, pricing engines and associated middle and back office operations systems;

o client interfaces ranging from Windows, Java, UNIX, our proprietary static library API and proprietary vendor access; and

o customized inventory distribution and auction protocols designed to be used by our clients in their distribution and trading systems.

      Together, these components enable participants in our marketplaces to trade almost every commodity in real-time efficiently, with straight-through processing capabilities and certainty of execution.

      Network Distribution System. Our eSpeed((((Service Mark)))) system contains a proprietary hub and spoke digital network. This network uses Cisco Systems network architecture and is operated by certified Cisco engineers. Our network's high speed points of presence comprise the major financial hubs of the world, including New York, London, Tokyo, Frankfurt, Paris, Milan, Chicago, Los Angeles and Toronto. Altogether, we manage 22 hubs linked by over 50,000 miles of cable, over 800 Cisco routers and switches and over an aggregate of 550 high capacity Sun servers, Compaq Alpha super servers and Windows NT servers. The redundant structure of the system provides multiple backup paths and re-routing of data transmission if one spoke of a hub fails. This instantaneous backup is critical to maintaining our clients' connectivity. We believe we operate one of the largest and most robust interactive trading network distribution systems currently in operation.

      Our distribution system accepts orders and postings instantaneously and distributes responses, generally in 300 milliseconds. The network can transport 150 million bits of information per second around the world and is currently running at approximately 12% of capacity.

      In addition to our own network system, we also distribute encrypted data and receive trading information from clients using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer Internet-based trading to our global clients which is completely integrated with our private network.

      Transaction Processing Software. Most of our software applications have been developed internally and are central to the success of our eSpeed((((Service Mark)))) system. Our order-matching auction and trading engines operate in real-time, facilitating efficient interaction between buyers and sellers. Our credit and risk management systems monitor and regulate these buyers and sellers, limiting market and credit risk. Our pricing engines provide prices for illiquid financial products through multiple trades in other related financial instruments. These critical applications work together seamlessly and are supported by middle and back office software that verifies, confirms, reports, stores, tracks and, if applicable, clears each trade.

      o eSpeed Trading Engines. Our auction and trading engines use Interactive Matching((Service Mark)), our proprietary rules-based method, to process in excess of 150 transactions per second per auction, instrument or product. These engines were developed to support trading of the largest capital markets in the world, such as government bonds and futures contracts, and the more diverse, fragmented and database intensive markets, such as U.S. municipal bonds (with over 1.7 million different issues), corporate bonds and Eurobonds. These trading engines are designed to be modular and flexible to allow modification in order to apply them to other markets and auction types. In Europe, for example, we have added a component that allows us to process trading and auctions in multiple currencies simultaneously. Our trading engines have embedded security features and an added messaging layer to provide security from unauthorized use. In addition, we use encryption to protect our clients that trade over the Internet. When used together, our trading engines can trade a wide range of instruments and products and facilitate trade in auctions and markets. Our systems have handled trades ranging in size from $100 to billions of dollars.

            We believe our marketplace expertise and rules based systems provide incentives for clients to actively participate in our marketplaces. For example, Interactive Matching provides incentives to participate in our marketplaces by encouraging participants to expose their orders to the market by providing them priority in an interactive marketplace. In standard auctions, the incentive is for participants to wait until the last moment to make a bid or offer. Our priority rules encourage trading activity by giving the last successful active participant a time-based right of first refusal on the next sale/purchase. In addition, in many markets we have structured our pricing policy to provide that the party that provides auction products for the market or creates liquidity by inputting a price to buy or sell pays less commission (or no commission) than the participant that consummates the trade by acting on that price. With our pricing policies and proprietary priority rules, our system is designed to increase activity and to draw participants into the market. This proprietary rules-based system is easily adaptable and, as part of our business strategy, we intend to apply it across other non-financial markets for a multiple of products and services.

      o eSpeed Credit Master - Credit and Risk Management Systems. Our credit and risk management systems are critical to the operation of our electronic marketplaces. Our proprietary credit and risk management systems (1) continuously monitor trades of our clients to ensure that they have not exceeded their credit limits, (2) automatically prevent further trading once a client has reached a pre-determined credit limit, and (3) evaluate trade transactions and calculate both individual positions and risk exposure across various products and credit limits. These systems can also be made available to our global clients to enable them to monitor the position of their traders and integrated with our private label systems so they can monitor the credit of their clients who participate in our marketplaces. These systems store client data relevant to credit and risk management, such as financial statements, credit documents, contacts and internal analyses. These systems also enable our clients to make our electronic marketplaces available to their clients while maintaining control of their trading activity and risk.

      o eSpeed Pricing Engines and Analytics. We have internally developed a number of sophisticated, analytical software tools that permit us to price products that trade in less liquid markets and for which current pricing information is not readily available. For example, our MOLE((Service Mark)) system (Multiple Order Link Engine) is a computer application that enables us to link multiple markets, offer prices and create and enhance marketplaces for products that have limited liquidity. For example, in the Interest Rate Vertical, MOLE currently uses data from existing cash and futures markets to calculate pricing for transactions where no market prices currently exist, thereby enabling liquidity.

      o eSpeed Back-Office - Middle and Back-Office Applications. Our middle and back office applications support clearance, settlement, tracking and reporting of trades and provide links to outside clearing entities. In the financial markets, we outsource our fulfillment services to Cantor, where both parties to a trade send either cash or a security to Cantor and Cantor settles the trade and sends each party the cash or security due. Our reporting and accounting systems are designed to ensure that all charges and commissions for a trade are tracked and recorded. Our accounting systems are designed to ensure that books and records are kept in accordance with regulatory guidelines and accounting standards.

      o Client Interfaces. Our systems can be accessed by our clients in four ways:

            o using our eSpeed((Service Mark)) proprietary front end trading software;

            o using our application programming interface to write their own software linking their networks and software applications directly to our systems;

            o through the Web via a browser, or using a downloaded java application or dedicated proprietary software application via the Internet, both for wholesale clients and for retail clients who participate in our marketplaces; and

            o through software developed in alliances with third-party vendors such as QV Trading and SunGard/ASC. Our application programming interface enables clients to conduct computer price updating, program trading and straight-through processing.

      o eSpeed Private Label Products. We enable our clients to serve their customers more effectively be supplying them with a private label version of our eSpeed((Service Mark)) system, which incorporates the functionality of our eSpeed((Service Mark)) system but allows them to place their branding on the system for distribution to their customers, whether via the Web or via a private network. These products encompass our strategy to enable our clients to better serve their institutional clients, as well as allowing us to enable online and traditional retail brokers to provide their clients with instantaneous access to a broad range of financial instruments:

            o our Private Label products for the institutional market will enable our clients to create their own customized versions of our eSpeed((Service Mark)) system to enable them to transact with their customers in an efficient manner utilizing a co-branded version of our eSpeed((Service Mark)) system. Our customers will use the system to allow more efficient distribution of a wide variety of instruments that these dealers will support, enabling them to transact more cost effectively with their clients, and ensuring that they have a turnkey e-commerce solution for their own marketing efforts. We will enable these clients to deliver a customized e-commerce solution to their customers, quickly, efficiently and cost effectively.

            o our Private Label products for the retail marketplace will enable online and traditional retail brokers to provide their clients with instantaneous access to previously unavailable wholesale marketplaces for the retail trading of fixed income instruments, futures, options and other financial instruments. While retail investors generally have been able to buy and sell equity securities at the same prices and spreads as wholesale market participants and institutional investors, this has not been the case with fixed income securities, futures, options and other financial instruments. We believe our eSpeed((Service Mark)) system will expand marketplaces and/or retail volume and enhance execution for individual retail investors.

Benefits of Our eSpeed((Service Mark)) System

      The benefits of our eSpeed((Service Mark)) system include the following:

      Instantaneous Price Dissemination and Auction and Trade Execution. Our eSpeed((Service Mark)) system provides our clients with the ability to access pricing and other information, operate auctions and execute trades instantaneously, as opposed to traditional trading methods which provide less timely information, non-real-time auctions and less efficient trade execution.

      Lower Transaction Costs. Our eSpeed((Service Mark)) system streamlines the entire trading process by eliminating the significant layers of manual intervention that currently exist at both the front-end of the process, including order entry, matching and postings functions, as well as at the middle and back-end of the process (clearance, settlement, tracking and reporting functions), resulting in significantly lower transaction costs for our clients.

      Multiple Product Program Trading. Our eSpeed((Service Mark)) system provides our clients with the ability to execute sophisticated and complex transactions and trading strategies, including the trading of multiple products across multiple markets simultaneously.

      Greater Accuracy and Decreased Probability of Erroneous Trades. Our eSpeed((Service Mark)) system includes verification mechanisms at various stages of the execution process, which result in significantly reduced manual intervention, decreased probability of erroneous trades and more accurate execution for clients.

      Integrated Compliance and Credit Risk Functions. Our eSpeed((Service
Mark)) system includes a comprehensive range of compliance and credit risk management components that perform several critical functions, including: (1) continuously monitoring trading activity to ensure that clients are staying within credit limits; (2) automatically preventing further trades once credit limits have been exceeded; and (3) evaluating and calculating positions and risk exposure across various products and credit limits. These risk, credit and compliance tools are highly sophisticated and can be customized for our clients and integrated into their information technology platforms.

      Highly Efficient Pricing on Illiquid Securities. Our MOLE((Service Mark)) system enables us to provide prices for illiquid products through multiple trades in other related products. These multi-variable trades are extremely difficult to execute in traditional markets due to their complexity and the slow speed of manual execution.

      Ability to Automate Back-Office Functions. Our eSpeed((Service Mark)) system automates previously paper and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of client back-offices, and enabling straight-through processing.

      Private Label Products. Our private label initiative will allow our clients to better serve their customers by enabling them to deliver an e-commerce solution quickly, efficiently and cost effectively. We believe we not only enhance the overall liquidity and efficiency of the market but also maintain a stronger client relationship.

Leveraging Our eSpeed((Service Mark)) System Horizontally to Expand to Additional Non-Financial Marketplaces (Vertical Markets).

      Because of the scale of our system and its ease of adaptability, we believe our eSpeed((Service Mark)) system and Interactive Matching((Service
Mark)) have applications across a broad range of products, including any business-to-business marketplace involving multiple buyers and sellers. We are well positioned to leverage the significant costs and efforts that have been incurred developing our eSpeed((Service Mark)) system to quickly create electronic markets in a wide range of products.

      We expect to extend our marketplaces to include additional financial and non-financial products, including energy, telecommunications products, including bandwidth and telephone minutes, and bulk commodity chemicals, electronic components and other decentralized or illiquid markets, through a variety of approaches, together with Cantor as well as with other strategic partners.

      Initially, we will focus our expansion efforts on the securities and financial instruments traded by Cantor that have not yet been converted to electronic trading. We plan to significantly expand the types of securities and financial products traded in the Interest Rate Vertical marketplaces. Our goal is to include in our electronic marketplaces the full range of fixed income securities, futures, options and other securities and financial products that are currently traded in today's markets worldwide.

The Interest Rate Vertical

      Wholesale Fixed Income Securities Trading. The global fixed income securities market is the largest financial market in the world. In the United States alone, there are over $13 trillion of fixed income securities outstanding, and in the U.S. Government Securities market alone, there is reported to be approximately $200 billion a day in trading just among the primary dealers and their clients. Other fixed income instruments are traded widely, and in Europe, Asia and the emerging markets, there is another approximately $13 trillion of fixed income securities outstanding, with an average daily trading volume of approximately $300 billion. In Europe, the creation of the Euro has manifested a market second only to the United States in breadth. We expect continued significant growth in these fixed income markets as the issue of currency translation is removed as an obstacle to the development of a large unified Pan-European market for securities.

      Futures and Options Trading. Futures and options trading is a leading financial activity throughout the world, with contracts traded on a wide variety of financial instruments, commodities and indexes. In 1998, over 1.5 billion futures contracts were traded in the world's futures markets, and over 750 million options contracts were traded on a variety of exchanges. Futures and options provide several important economic benefits, including the ability to shift or otherwise manage market risk. In part because these markets provide the opportunity for leveraged investments, they attract large pools of risk capital. Currently, most futures trading is still being done on open outcry exchanges, but there has been a significant movement towards the conversion of these markets to electronic trading. To date, we believe the most successful initiatives have been made in Europe. We believe that there is significant opportunity in the continued conversion of these markets to electronic networks, such as our own.

      Interest Rate Vertical. The Interest Rate Vertical includes many of the largest Cantor marketplaces, including U.S. Treasury and European government securities, global fixed income securities, futures, options and other financial products. We intend to convert most of Cantor's remaining marketplaces to our electronic trading platform by the end of 2000. Today, together with Cantor, our systems execute in excess of $45 trillion in transaction volume annually and are major facilitators and, in some cases, providers, of liquidity in numerous financial products through our offices in the United States, Canada, Europe and Asia. We share with Cantor a portion of the transaction-based revenues paid by financial market participants for trades using our electronic marketplaces. Cantor and most of the largest financial institutions in the world are currently our primary clients. Our eSpeed((Service Mark)) system provides the only way to electronically access Cantor's marketplaces. Consequently, we believe that clients will be strongly motivated to use our interactive electronic marketplaces.

      Traditional Trading Methods for Financial Marketplaces. In both the fixed income and futures markets, trading practices historically have centered on a method of trading known as open outcry, where all trading activity is focused on a central physical location, or pit. This method of trading can create significant value for the market participants in the pit, who often have access to better and more timely market information than other market participants. All other market participants have to access the market through this central location. Additionally, in order to access the pit, individuals and institutional traders must send their orders through several layers of middlemen, who assist in handling such orders. This process is inefficient. In today's heavily regulated open outcry U.S. futures markets, for example, an order can be routed through multiple people during its execution, adding significant costs to the transaction. Virtually all U.S. futures exchanges are controlled by their members and floor traders. Professional broker-dealers, traders, institutional traders and individuals currently must trade with these floor members, who are the market makers. These factors result in higher direct and indirect costs of trade execution.

Traditional Order Execution

      Limitation of Traditional Trading Methods. While traditional financial markets facilitate large volume trading, they have significant shortcomings such as the following:

      o limited direct access and, therefore, many investors may not receive efficient pricing;

      o high transaction costs due to the number of people involved in an open outcry system;

      o     slow execution;

      o program trading, especially programs designed to automatically and simultaneously execute multiple trades in different, but related, financial products, is difficult to implement because of the current manual nature of these markets;

      o significant expense is also incurred in processing, confirming, clearing and implementing compliance programs designed to monitor and manage the exposure of individual professionals, as well as the entire enterprise;

      o paper and telephone-based trading produces delayed information and results in compliance programs that are expensive to manage and can be circumvented.

Therefore, institutions bear increased risk. These factors impede trading by limiting volume and liquidity.

      Emergence of Electronic Exchanges. Many financial exchanges worldwide, including certain exchanges in France, Germany, Japan, Sweden, Switzerland and the United Kingdom, are now partially or completely electronic. In the United States, however, trading in many types of financial instruments continues to be conducted primarily on open outcry exchanges. Recently, many exchanges have introduced side-by-side markets for voice and electronic access and, as a result, have created separate pools of liquidity. Moreover, substantially all of the electronic trading systems introduced internationally and in the United States have been implemented on a regional basis. Most of these systems provide limited market liquidity and are designed to accommodate trading in one or a limited number of securities and financial products, typically equity securities. We believe that wholesale market participants and institutions will ultimately look for a limited number of marketplaces to meet most of their trading needs. This is because market participants will not want to work with multiple trading platforms and connect their information technology platforms and compliance programs to a large number of disparate systems. We believe the trend toward electronic trading will continue and will ultimately result in a majority of markets worldwide becoming fully electronic.

      In addition, recently there has been considerable discussion regarding the move toward the demutualization of exchanges. Exchanges have historically been operated on a not-for-profit basis for the benefit of their respective members, and this governance structure has limited their ability to adopt new technologies and respond quickly to market changes. In response to technological advances in trading systems, many exchanges are contemplating the reorganization of their ownership and management structures and are seeking to form alliances with strategic partners. These developments have created, and are expected to continue to create, opportunities for strategic acquisitions and alliances.

      Online Trading. Favorable investing environments and advances in technology have led to the rapid development of online and traditional retail brokerage businesses. Technological advances have created new and inexpensive means for individual investors to directly access markets online and participate in the securities markets. According to International Data Corporation, the number of online brokerage accounts grew from approximately 1.5 million at the end of 1996 to over 6.4 million at the end of 1998, representing $324.0 billion in assets and over 300,000 trades per day, primarily in equity securities. International Data Corporation also estimates that, by 2002, 30% of investors will trade online, and there will be over 24 million online accounts, a 275% increase from 1998. Despite the growth in online accounts and access to public equity markets, there has been very limited access for retail Internet trading in fixed income securities, futures, options and other wholesale financial instruments at cost-effective pricing and spreads. We believe that the emergence of electronic marketplaces which promote greater liquidity, enhanced access and more efficient pricing will increase trading among retail investors.

Our Interest Rate Vertical Marketplace Solution

      Our private electronic network for wholesale financial markets is connected to most of the largest financial institutions worldwide. We have installed in the offices of our existing client base, comprising more than 500 leading dealers, banks and other financial institutions, the technology infrastructure necessary to provide price information and trade execution on an instantaneous basis in a broad range of securities and financial instruments. We believe our eSpeed((Service Mark)) system enables us to introduce and distribute a broad mix of financial products and services more quickly, cost effectively and seamlessly than competitors.

Our eSpeed((Service Mark)) system:

      o has a flexible design which allows us to quickly and easily add new financial instruments in multiple currencies and trading models;

      o uses a network distribution system, which we believe is one of the most robust systems in operation, and which enables us to provide access to a broad mix of accurate, instantaneous market data and fast and highly reliable trade execution;

      o is designed to minimize the need for human intermediaries in the trading process by providing clients with multiple methods of accessing our marketplaces and executing trades directly; and

      o uses Interactive Matching((Service Mark)), our proprietary, rules-based trading method that interactively executes buy and sell orders from multiple market participants.

These system features enable us to operate what we believe is the only integrated trading network engaged in electronic trading in multiple products and marketplaces on a global basis.

      We believe our eSpeed((Service Mark)) system provides us with significant competitive advantages over existing electronic trading systems and new entrants seeking to develop and introduce limited electronic trading systems to the global securities and financial instruments marketplaces. We also believe that the time and expense required to develop and install electronic trading networks will serve as a significant barrier to entry to many other potential competitors.

Our Growth Strategy

      Our objective is to be the leading provider of interactive electronic marketplaces in the world. We believe we can extend our expertise in the creation of instantaneous electronic marketplaces to a broad range of financial and non-financial products and services. Our growth strategy to achieve this objective includes the following key elements:

      Focus Exclusively on Developing and Operating Interactive Electronic Marketplaces. We intend to capitalize on the trend toward the increased use of electronic trading platforms by focusing our business exclusively on the development and operation of interactive electronic marketplaces worldwide. We believe this operational focus provides us with a significant advantage over competitors that have multiple and sometimes conflicting business objectives, rigid business practices and cumbersome ownership structures that may impede their ability to efficiently develop and implement electronic trading platforms of their own.

      Leverage Our eSpeed((Service Mark)) System for Use in Other Business-to-Business and Consumer Markets. Because of the scale of our system and its ease of adaptability, we believe our eSpeed((Service Mark)) system and Interactive Matching((Service Mark)) have applications across a broad range of products, including Internet-based marketplaces for a wide array of goods and services, particularly those involving multiple buyers and sellers. We are well positioned to leverage the significant costs and efforts that have been incurred developing our eSpeed((Service Mark)) system to quickly create electronic markets in a wide range of products.

      Expand the Number of Financial and Non-Financial Products in Our Electronic Marketplaces. Our electronic marketplaces currently handle the trading of financial products which have among the highest average annual trading volumes of all financial products, including U.S. government securities, U.S. Treasury futures, non-U.S. G-7 government bonds, Eurobonds, corporate bonds, agency securities, U.K. gilts, emerging markets securities, U.S., European and other repurchase agreements and municipal bonds. We plan to significantly expand the types of securities and financial products traded in our marketplaces. Our goal is to include in our electronic marketplaces the full range of fixed income securities, futures, options and other securities and financial products that are currently traded in today's markets worldwide. Initially, we will focus our expansion efforts on the securities and financial instruments traded by Cantor that have not yet been converted to electronic trading. We expect to further extend our marketplaces to include additional financial and non-financial products, including energy, communications, including bandwidth and telephone minutes and other decentralized or illiquid markets, through a variety of approaches together with Cantor or other strategic partners.

      Convert Existing Clients to Fully Electronic Trading. Currently, less than 4% of the trades executed daily in our marketplaces, representing more than $6 billion in volume, are executed on a fully electronic basis without the assistance of a broker. We intend to continue to convert substantially all of Cantor's clients to a fully electronic trading environment. We believe the ease of use, low price and efficient execution that our electronic marketplaces afford will encourage clients to convert their trading to fully electronic trading. We have a team of over 30 persons dedicated to enhancing client awareness of the advantages of electronic trading and providing client support in converting trading activity to a fully electronic trading format, and we intend to increase that number. We also expect to leverage Cantor's historical client relationships in connection with these efforts.

      Leverage Existing eSpeed((Service Mark)) System Connectivity to Deploy New Products and Services. Our eSpeed((Service Mark)) system provides connectivity to, and the opportunity to electronically interact with, a global client base that includes dealers, banks and financial institutions at hundreds of sites around the globe. As a result, a significant number of our major clients currently have installed the hardware necessary to trade on a fully electronic basis. Utilizing the existing infrastructure and flexible architecture of this system, we will be able to install with relative ease and at marginal incremental cost, the components that will enable a client to electronically trade in additional types of securities and financial products. We expect access to this existing global private trading network to enable us to introduce and distribute a broad mix of electronic trading products and services, more quickly, cost effectively and seamlessly than competitors without access to such a network.

      Creating Online Retail Broker Access to Wholesale Markets for Fixed Income Securities and Other Financial Products. We intend to create retail marketplaces, where appropriate, to enable online and traditional retail brokers to provide their clients with instantaneous access to previously unavailable wholesale marketplaces for retail trading of fixed income securities, futures, options and other financial instruments. While retail investors generally have been able to buy and sell equity securities at the same prices and spreads as wholesale market participants and institutional investors, this has not been the case with fixed income securities, futures, options and other financial instruments. We believe our eSpeed((Service Mark)) system will expand marketplaces and/or retail volume and enhance execution for individual retail investors.

      Pursue Acquisitions and Strategic Alliances. We intend to capitalize on the highly fragmented nature of the financial marketplaces and the trends toward exchange demutualization and consolidation among regional and global market participants. We expect to pursue an acquisition-based growth program that will enable us (1) to acquire complementary technologies and service capabilities in a cost-effective manner and (2) to broaden our product base and the securities markets in which we provide our electronic trading services. We will seek to enter into joint ventures and other strategic alliances to create additional liquidity in the global financial products markets and to attract new trading participants to those markets. We believe the flexibility afforded by our corporate governance structure will enable us to implement these strategies, as well as to anticipate and respond to developments and trends in the global financial markets, more efficiently than competitors, such as exchanges, which have broadly dispersed memberships and cumbersome management structures. Additionally, in connection with our strategy for non-financial marketplaces, we may pursue acquisitions and strategic alliances to allow us to enter these markets quickly. We also may pursue acquisitions which may add functionality to our technology offerings.

Sales and Marketing

      We expect to promote our electronic marketplaces and brokerage-related services to Cantor's existing clients and new clients through a combination of sales, advertising, marketing and co-marketing campaigns. We also expect to leverage the historical client relationships of Cantor's employees under our Joint Services Agreement with Cantor. We intend to build and enhance the eSpeed brand name recognition through a sales, advertising and marketing campaign. We expect to market to retail clients through a variety of campaigns, including co-marketing campaigns with our online and traditional retail brokers. We intend to design our sales, marketing and advertising campaigns to promote brand awareness and educate the marketplace regarding the nature of our electronic marketplaces, products and services and the advantages associated with the automation of trading activities, such as enhanced instantaneous information flow, price transparency and more direct and cost-effective market access, tight spreads and instantaneous trade execution.

Our Clients

      Clients in our marketplaces include banks, dealers, brokers and other wholesale market participants, over 500 of which currently participate in our electronic marketplaces, including the 25 largest bond trading firms in the world, as identified by Euromoney Magazine. Through our eSpeed((Service Mark)) system, we expect to enable retail brokerage firms to expand their businesses by providing them with the ability to offer their individual clients the option of trading bonds and futures electronically in the same way they trade equity securities, and we expect to include other marketplaces previously unavailable to retail investors, or not available to them at reasonable spreads or commissions. We intend to provide to wholesale and retail investors and to Cantor access to our electronic marketplaces and brokerage-related services supported by our eSpeed((Service Mark)) system. We expect that a significant portion of our clients who use brokers will migrate to fully electronic access over the coming years. We also intend to provide to third parties and to Cantor the infrastructure, including systems administration, internal network support and operations and disaster recovery services, that is critical to providing fully electronic marketplaces for trading in a wide range of financial products. Other than Cantor, no client of ours accounts for more than 10% of our revenues.

Strategic Alliances

      In 1997, Cantor entered into an agreement with the New York Cotton Exchange, which, upon merging with the Coffee, Sugar & Cocoa Exchange, became known as the New York Board of Trade. The agreement sets forth the terms and conditions pursuant to which Cantor operates an electronic marketplace, called the Cantor Exchange, for futures contracts cleared by and under the regulatory supervision of the New York Board of Trade. Cantor has assigned to us all of its rights and obligations under its agreement with a subsidiary of the New York Board of Trade to jointly operate the Cantor Exchange. Under the agreement, the New York Board of

Trade, through its subsidiaries, provides clearing and regulatory services and we provide electronic execution and related services for the Cantor Exchange.

      Pursuant to the agreement, neither we nor our affiliates will during the term of the agreement establish in the United States an electronic market for trading futures contracts or options on futures contracts on cotton, cheese, coffee, sugar, cocoa, milk or frozen orange juice. We have agreed that within the United States we will exclusively operate for the Cantor Exchange markets for U.S. Treasury futures and other products so designated by the Cantor Exchange. We and our affiliates may establish any electronic market that is located physically outside the United States for such products if the New York Board of Trade is not capable of providing regulatory or clearing services with respect to such products.

Software Development

      We devote substantial efforts to the development and improvement of our electronic marketplaces. We will work with our clients to identify their specific needs and make modifications to our software, network distribution systems and technologies which are responsive to those needs. We are pursuing a four-pronged approach to our research and development efforts: (1) internal development; (2) strategic partnering; (3) acquisitions; and (4) licensing. We have approximately 200 persons involved in our internal software development efforts. Our technology team's objective will be to develop new products and services that employ proven technology designed to provide superior electronic trade execution and marketplace services to our clients. We will also focus our efforts on enhancing our Web site and Internet screen interface to facilitate real-time markets, comply with the standard Internet security protocol and future security protocols and migrate transactions to the public networks in order to capitalize on the development of new commercial marketplaces. We are continuing to develop new marketplaces and products using our internally developed application software having open architecture and standards. In addition, we have forged strategic alliances with organizations such as Sungard/ASC and QV Trading through which we will work to develop sophisticated, front-end trading applications and products. We expect to license products from and to companies when it is cost effective or profitable to do so.

Competition

      The development and operation of electronic trading marketplaces are evolving. As a result, competition in these marketplaces is currently very fragmented. We expect to face competition from a number of different sources varying in size, business objectives and strategy.

      In the Interest Rate Vertical, our eSpeed((Service Mark)) system currently competes, and we expect it to compete, directly and indirectly, with:

      o traditional trading methods, including manual buy/sell order input by registered brokers in response to telephone originated requests and execution of trades in open outcry trading pits on exchange floors, such as the Chicago Board of Trade, the Chicago Mercantile Exchange and other exchanges and over-the-counter markets;

      o products developed and used by exchanges and financial services firms, such as Liberty Brokerage Investment Corporation and Garban-Intercapital plc, seeking to act as market intermediaries;

      o automated trade execution services developed by third party vendors for commercialization in a wide range of financial products markets;

      o products and services of market data, information and communication vendors, such as Reuters Group plc, Bloomberg L.P. and Bridge Information Systems Inc., that have created electronic networks which link them to most major financial institutions and that have attempted, in some cases, to expand their networks to include trading platforms; and

      o consortia comprised of leading financial institutions and service providers, such as BrokerTec Global LLC, which has announced its intention to explore the development of electronic trading networks, and EuroMTS.

In the business-to-business sector in general, we compete, directly and indirectly, with:

      o business-to-business marketplace infrastructure companies like Ariba and CommerceOne, as well as with other Internet-based marketplace trading and infrastructure platforms; and

      o Niche market Internet-based trading systems, including AltraEnergy Trading and HoustonStreet.

      The electronic trading services we provide our wholesale clients enable them to expand the range of services they provide to their ultimate customers, which are also potential participants in our electronic marketplaces. We intend to structure our relationships with our clients and conduct our operations to mitigate the potential for this competition. We do not intend to use the access to the customer base of our wholesale clients that we obtain in providing our electronic trading services to compete with these wholesale clients in other securities and financial instrument transactions.

      We believe our electronic marketplaces will compete primarily on the basis of speed, efficiency, price and ability to provide access to liquidity to market participants.

Our Intellectual Property

      We have adopted a comprehensive intellectual property protection program to protect our proprietary technology. We currently have licenses covering four of Cantor's patents in the United States. One patent relates to a data processing system and method for electronically trading select items such as fixed income instruments. Two patents relate to a fixed income portfolio index processor. One patent relates to a system for shared remote access of multiple application programs by one or more computers. Foreign counterpart applications for some of these U.S. patents have been filed. The licenses are exclusive, except in the event that we do not seek to or are unable to provide to Cantor any requested services covered by the patents and Cantor elects not to require us to do so.

      We also have an agreement to license several pending U.S. patent applications relating to various other aspects of our electronic trading systems, including both functional and design aspects. Additional patent applications likely will be filed in the near future to further protect our proprietary technology.

      We cannot at this time determine the significance of any of the foregoing patents, or future patents, if issued, to our business. We can give no assurance that any of the foregoing patents is valid and enforceable, or that any of these patents would not be infringed by a third party competing or seeking to compete with our business.

Regulation

      The securities industry and financial markets in the United States and elsewhere are subject to extensive regulation. As a service provider to the securities industry and financial markets, and as a registered broker-dealer, our business activities fall within the scope of these regulations.

      Regulation of the U.S. Securities Industry and Broker-Dealers.

      As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets. In the United States, the Securities and Exchange Commission is the federal agency responsible for the administration of the federal securities laws. Our regulated U.S. subsidiaries, eSpeed Securities, Inc. and eSpeed Government Securities, Inc., are registered with the Securities and Exchange Commission as broker-dealers. They are also members of the National Association of Securities Dealers, Inc., a self regulatory body to which most broker-dealers belong. Certain self-regulatory organizations, such as the National Association of Securities Dealers, Inc., adopt rules and examine broker-dealers and require strict compliance with their rules and regulations. The Securities and Exchange Commission and self-regulatory organization rules cover many aspects of a broker-dealer's business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customer's funds and securities, record-keeping, the financing of clients' purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. In connection with a violation of these rules, the Securities and Exchange Commission, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees.

      Effect of Net Capital Requirements. The Securities and Exchange Commission and the National Association of Securities Dealers, Inc. impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and the National Association of Securities Dealers, Inc. rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. for certain withdrawals of capital.

      Through our broker-dealer subsidiary, eSpeed Government Securities, Inc., we are subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At December 31, 1999, eSpeed Government Securities, Inc.'s liquid capital of $1,536,699 was in excess of minimum requirements by $1,511,699. Additionally, our other broker-dealer subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 8 to 1. At December 31, 1999, eSpeed Securities, Inc. had net capital of $1,048,849, which was $572,325 in excess of its required capital of $476,524. eSpeed Securities, Inc.'s net capital ratio was 3.63 to 1.

      Application of Exchange Act to Internet Business. The Securities Exchange Act of 1934 governs, among other things, the operation of the financial products markets and broker-dealers. When enacted, the Securities Exchange Act of 1934 did not contemplate the conduct of a securities business throughout the Internet. Although the Securities and Exchange Commission, in releases and no-actions letters, has provided guidance on various issues related to the conduct of a securities business through the Internet, the application of the laws to the conduct of a securities business through the Internet continues to evolve. Uncertainty regarding these issues may adversely affect the viability and profitability of our business.

      Financial Futures and Options. Financial futures and options in financial futures are subject to regulation by the Commodity Futures Trading Commission under the Commodity Exchange Act, and exchanges that provide facilities for the trading of those products are also subject to Commodity Futures Trading Commission regulation. As a service provider to the Cantor Exchange((Service
Mark)), a futures exchange that is a designated contract market under the Commodity Exchange Act, we could be adversely affected by changes in laws or regulations governing the products or clients of the Cantor Exchange((Service
Mark)).

      Exchange Regulation. Securities exchanges must register with the Securities and Exchange Commission and comply with various requirements of the Securities Exchange Act of 1934. Effective April 1999, new rules expanded the scope of exchange regulation to include many brokerage matching and execution systems, such as the matching systems that we support. The new rules impose various requirements relating to fair access, capacity, security, record-keeping and reporting. Our subsidiaries expect to comply with these requirements. Although we do not expect the compliance costs to be significant, our subsidiaries could encounter unforeseen expenses associated with operation of these rules.

      Regulation of the Non-U.S. Securities Industries and Investment Service Providers.

      The securities industry and financial markets in the European Union and elsewhere are subject to extensive regulation. As the owner and operator of electronic marketplaces for the securities industry and financial markets, our business activities may fall within the scope of those regulations depending upon the extent to which we are characterized as providing a regulated investment service.

      The securities industry in the member states of the European Union is extensively regulated by agencies in each member state. European Union measures provide for the mutual recognition of regulatory agencies and of prudential supervision making possible the grant of a single authorization for the provider of investment services which, broadly, is valid throughout the European Union. As an investment service provider in the United Kingdom, our principal regulator would be the Securities and Futures Authority. The conduct of an investment business is also regulated by agencies in each of the other member states in which we may provide investment services. The provision of investment services is also regulated by other agencies in other jurisdictions in which we operate such as the Securities and Futures Commission in Hong Kong and the local government agency delegated by the Japanese Financial Supervisory Agency in Japan.

      As a matter of public policy, regulatory bodies in the European Union and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets. We are seeking authorization from the Securities and Futures Authority to provide investment services in the United Kingdom and we intend to exercise our rights under the European Union Investment Services Directive to provide such investment services throughout the European Union. Similar authorization applications will be made in other jurisdictions, such as Hong Kong and Japan, where such authorization is necessary to operate an electronic marketplace.

      The Securities and Futures Authority and other regulatory agencies in the European Union may conduct administrative proceedings which can result in censure, fine, the prevention of activities or the suspension or expulsion of an investment services provider. The applicable investment service regulations cover minimum financial resource requirements and conduct of business rules for all authorized investment businesses.

      Investment exchanges may be operated and authorized as investment businesses in the European Union, subject to the provision of the Investment Services Directive. Alternatively, investment exchanges can obtain authorization as an investment exchange from each member state in the European Union in accordance with the applicable regulations of that member state.

      Changes in Existing Laws and Rules. Additional legislation or regulation, changes in existing laws and rules or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and our profitability.

Employees

      As of December 31, 1999, we had 370 employees, five of whom are our executive officers. None of these employees is represented by a union. We believe that we have good relations with our employees.

                                  RISK FACTORS

      An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you decide to invest in our company. If any of the following risks occur, our business, results of operations and financial condition could be harmed, the trading price of our Class A common stock could decline, and you could lose all or part of your investment.

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

Because we have a limited operating history, you may not be able to accurately evaluate eSpeed.

      We are a recently formed company. We have had limited operations to date and, as a result, we have a limited operating history upon which to evaluate the merits of investing in our Class A common stock. As an early stage company, we are subject to risks, expenses and difficulties associated with implementing our business plan that are not typically encountered by more mature companies. In particular, our prospects are subject to risks, expenses and uncertainties encountered by companies in the new and rapidly evolving market for electronic commerce products and services. These risks include our failure or inability to:

o     provide services to our clients that are reliable and cost-effective;

o     expand our sales structure and marketing programs;

o     increase awareness of our brand or market positioning; and

o     respond to technological developments or service offerings by competitors.

We may not be able to implement our business plan successfully, or at all.

Because we have a history of losses, we expect to continue to incur losses and generate negative cash flow from operations for the foreseeable future.

      Since our inception, we have incurred substantial costs to develop our technology and infrastructure. As a result, from our inception through December 31, 1999, we have sustained cumulative net losses of approximately $12.6 million. We expect that we will continue to incur losses and generate negative cash flow from operations for the foreseeable future as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts.

If we do not expand the use of our electronic systems, or if our and Cantor's clients do not use our marketplaces or services, our revenues and profitability will be adversely affected.

      The use of electronic marketplaces is relatively new. The success of our business plan depends, in part, on our ability to maintain and expand the network of brokers, dealers, banks and other financial institutions that will use our interactive electronic marketplaces. We cannot assure you that we will be able to continue to expand our marketplaces, or that we will be able to retain the current participants in our marketplaces. None of our agreements with market participants require them to use our electronic marketplaces.

If we are unable to enter into marketing and strategic alliances, we may not generate increased trading in our electronic marketplaces.

      We expect to enter into strategic alliances with other market participants, such as retail brokers, exchanges, market makers, clearinghouses and technology companies, in order to increase client access to and use of our electronic marketplaces. We cannot assure you that we will be able to enter into these strategic alliances on terms that are favorable to us, or at all. The success of these relationships will depend on the amount of increased trading in our electronic marketplaces by the clients of these strategic alliance partners. These arrangements may not generate the expected number of new clients or increased trading volume we are seeking.

To increase awareness of our electronic marketplaces, we may need to incur significant marketing expenses.

      To successfully execute our business plan, we must build awareness and understanding of our electronic marketplace services, brand and the adaptability of our electronic marketplaces for non-financial products. In order to build this awareness, our marketing efforts must succeed and we must provide high-quality services. These efforts will require us to incur significant expenses. We cannot assure you that our marketing efforts will be successful or that the allocation of funds to these marketing efforts will be the most effective use of those funds.

If we experience computer systems failures or capacity constraints, our ability to conduct our operations could be harmed.

      We internally support and maintain many of our computer systems and networks. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner, would have a material adverse effect on our ability to conduct our operations.

      We also rely and expect to rely on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, clearance organizations and software and hardware vendors. Our systems, or those of our third party providers, may fail or operate slowly, causing one or more of the following:

      o     unanticipated disruptions in service to our clients;

      o     slower response times;

      o     delays in our clients' trade execution;

      o failed settlement by clients to whom we provide services to facilitate settlement operations;

      o     decreased client service satisfaction;

      o incomplete or inaccurate accounting, recording or processing of trades;

      o     financial losses;

      o     litigation or other client claims; and

      o     regulatory sanctions.

      We cannot assure you that we will not experience systems failures from power or telecommunications failure, acts of God or war, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. The assets acquired by us from Cantor in the formation transactions have been acquired by us "as is." Although Cantor used in its business the systems and technology it transferred to us in connection with the formation transactions, there can be no assurance that such systems and technology were or are entirely free from defects. To the extent any defects are discovered, we will not have any recourse against Cantor. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by client error or misuse of our systems, could damage our reputation, business and brand name.

If we do not effectively manage our growth, our existing personnel and systems may be strained and our business may not operate efficiently.

      In order to execute our business plan, we must grow significantly. This growth will place significant strain on our personnel, management systems and resources. We expect that the number of our employees, including technical and management-level employees, will continue to increase for the foreseeable future. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our technical workforce. We must also maintain close coordination among our technical, compliance, accounting, finance and marketing and sales organizations. We cannot assure you that we will manage our growth effectively, and failure to do so could result in our business operating inefficiently.

If we are unable to keep up with rapid technological changes, we may not be able to compete effectively.

      To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our proprietary software, network distribution systems and technologies. The financial services and e-commerce industries are characterized by rapid technological change, changes in use and client requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technology and systems obsolete. Our success will depend, in part, on our ability to:

      o     develop and license leading technologies useful in our business;

      o     enhance our existing services;

      o develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective clients; and

      o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

      The development of proprietary electronic trading technology entails significant technical, financial and business risks. Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify and adapt our services. We cannot assure you that we will successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to client requirements or emerging industry standards. We cannot assure you that we will be able to respond in a timely manner to changing market conditions or client requirements.

If we were to lose the services of members of management and employees who possess specialized market knowledge and technology skills, we may not be able to manage our operations effectively or develop new electronic marketplaces.

      Our future success depends, in significant part, on the continued service of Howard Lutnick, our Chairman and Chief Executive Officer, Frederick Varacchi, our President and Chief Operating Officer, and our other executive officers and managers and sales and technical personnel who possess extensive financial markets knowledge and technology skills. We cannot assure you that we would be able to find an appropriate replacement for Mr. Lutnick or Mr. Varacchi if the need should arise. Any loss or interruption of Mr. Lutnick's or Mr. Varacchi's services could result in our inability to manage our operations effectively and/or develop new electronic marketplaces. We have not entered into employment agreements with and we do not have "key person" life insurance policies on any of our officers or other personnel. All of the members of our senior management team are also officers, partners or key employees of Cantor. As a result, they dedicate only a portion of their professional efforts to our business and operations. We cannot assure you that the time these persons devote to our business and operations in the future will be adequate and that we will not experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. We intend to strive to provide high quality services that will allow us to establish and maintain long-term relationships with our clients. Our ability to do so will depend, in large part, upon the individual employees who represent us in our dealings with clients. The market for qualified programmers, technicians and sales persons is extremely competitive and has grown more so in recent periods as electronic commerce has experienced growth. We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel.

If Cantor or we are unable to protect the intellectual property rights we license from Cantor or own, our ability to operate electronic trading marketplaces may be materially adversely affected.

      Our business is dependent on proprietary technology and other intellectual property rights. We license our patented technology from Cantor. The license arrangement is exclusive, except in the event that (1) we are unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require us to do so, or we are unable to provide such services or (2) we do not exercise our right of first refusal to provide to Cantor electronic brokerage services with respect to a marketplace, in which case Cantor retains a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. We cannot guarantee that the concepts which are the subject of the patents and patent applications covered by the license from Cantor are patentable or that issued patents are or will be valid and enforceable. Where patents are granted in the U.S., we can give no assurance that equivalent patents will be granted in Europe or elsewhere, as a result of differences in local laws affecting patentability and validity. Moreover, we cannot guarantee that Cantor's issued patents are valid and enforceable, or that third parties competing or intending to compete with us will not infringe any of these patents. Despite precautions we or Cantor has taken or may take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to monitor unauthorized use of our proprietary technology and intellectual property rights. We cannot assure you that the steps we have taken will prevent misappropriation of our technology or intellectual property rights.

      We intend to use our eSpeed service mark for the services described herein and have applied to register that service mark in a number of jurisdictions around the world. Although several existing third party registrations and applications for trademarks consisting of designations similar to ours in certain European countries have recently come to light, they are for goods and services that are different from those being offered under our eSpeed service mark. Although we are not presently aware of any third party objections to our use or registration of our eSpeed service mark in these countries, and believe we could defend against any third party claims asserted in these countries, such registrations and applications could potentially affect the registration, and/or limit our use, of our eSpeed service mark in these European countries, thereby requiring us to adopt and use another service mark for our services in such countries.

If it becomes necessary to protect or defend our intellectual property rights, we may have to resort to costly litigation.

      We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend ourselves from claims of infringement, invalidity or unenforceability. We may incur substantial costs and diversion of resources as a result of litigation, even if we win. In the event we do not win, we may have to enter into royalty or licensing agreements. We cannot assure you that an agreement would be available to us on reasonable terms, if at all.

      One of the patents we license from Cantor and which relates to Interactive Matching((Service Mark)) is currently the subject of litigation involving Liberty Brokerage Investment Corporation and Liberty Brokerage Inc. This patent is exclusively licensed to us subject to certain conditions. We have assumed responsibility for defending this suit on behalf of Cantor and its affiliates. We have also agreed to indemnify Cantor with respect to all costs arising in connection with or relating to this lawsuit, including any damages or judgments. We cannot assure you that any of the patents owned or licensed by us will be upheld by a court as valid and/or enforceable.

If our software licenses from third parties are terminated, our ability to operate our business may be materially adversely affected.

      We license software from third parties, much of which is integral to our systems and our business. The licenses are terminable if we breach our obligations under the license agreements. If any of these relationships were terminated or if any of these third parties were to cease doing business, we may be forced to spend significant time and money to replace the licensed software. However, we cannot assure you that the necessary replacements will be available on reasonable terms, if at all.

If the strength of our domain names is diluted, the value of our proprietary rights may decrease.

      We own many Internet domain names including "www.espeed.com." The regulation of domain names in the United States and in foreign countries may change and the strength of our names could be diluted. We may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

If we infringe on patent rights or copyrights of others, we could become involved in costly litigation.

      Patents or copyrights of third parties may have an important bearing on our ability to offer certain of our products and services. We cannot assure you that we are or will be aware of all patents or copyrights containing claims that may pose a risk of infringement by our products and services. In addition, patent applications in the United States are generally confidential until a patent is issued. As a result, we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing on the patent claims, which could limit the manner in which we conduct our operations.

Due to intense competition in our industry, our market share and financial performance could suffer.

      The electronic trading and Internet-based financial services markets are highly competitive and many of our competitors are more established and have greater financial resources than us. We expect that competition will intensify in the future. Many of our competitors also have greater market presence, engineering and marketing capabilities and technological and personnel resources than we do. As a result, as compared to us, our competitors may:

      o develop and expand their network infrastructures and service offerings more efficiently or more quickly;

      o adapt more swiftly to new or emerging technologies and changes in client requirements;

      o take advantage of acquisitions and other opportunities more effectively;

      o devote greater resources to the marketing and sale of their products and services; and

      o more effectively leverage existing relationships with clients and strategic partners or exploit more recognized brand names to market and sell their services.

Our current and prospective competitors are numerous and include:

      o Interdealer brokerage firms, including Liberty Brokerage Investment Corporation and Garban-Intercapital plc.

      o Technology companies and market data and information vendors, including Reuters Group plc, Bloomberg L.P. and Bridge Information Systems, Inc.;

      o Securities or futures exchanges or similar entities, including the Chicago Board of Trade, the Chicago Mercantile Exchange, the Chicago Board of Options Exchange, Eurex, the New York Stock Exchange and the Nasdaq National Market;

      o Electronic communications networks, crossing systems and similar entities such as Investment Technology Group and Optimark Technologies Inc.; and

      o     Consortia such as BrokerTec Global LLC and EuroMTS.

We believe that we may also face competition from large computer software companies, media and technology companies and some securities brokerage firms that are currently our clients. In addition, Market Data Corporation, which is controlled by Iris Cantor and Rodney Fisher, has technology for electronic trading systems that, if provided to our competitors in the wholesale market, will be of substantial assistance to them in competing with us. Iris Cantor and Rod Fisher are limited partners of Cantor.

      The number of businesses providing Internet-based financial services is rapidly growing, and other companies, in addition to those named above, have entered into or are forming joint ventures or consortia to provide services similar to those provided by us. Others may acquire the capabilities necessary to compete with us through acquisitions.

      In the event we extend the application of our Interactive Matching((Service Mark)) technology to conducting or facilitating auctions of consumer goods and services over the Internet, we expect to compete with both online and traditional sellers of these products and services. The market for selling products and services over the Internet is new, rapidly evolving and intensely competitive. Current and new competitors can launch new sites at a relatively low cost. We expect we will potentially compete with a variety of companies with respect to each product or service we offer. We may face competition from e-Bay, priceline.com, Amazon.com and a number of other large Internet companies that have expertise in developing online commerce and in facilitating Internet traffic, including America Online, Microsoft and Yahoo!, which could choose to compete with us either directly or indirectly through affiliations with other e-commerce companies. We cannot assure you that we will be able to compete effectively with such companies.

Because some of our clients may develop electronic trading networks, we could compete with them in aspects of our business.

      Consortia owned by some of our clients have announced their intention to explore the development of electronic trading networks. BrokerTec Global LLC, a proposed electronic inter-dealer fixed income broker whose members include Citigroup, Credit Suisse First Boston, Deutsche Bank AG, Goldman Sachs Group, Lehman Brothers, Merrill Lynch & Co., Dresdner Kleinwort Benson, ABN-AMRO and Morgan Stanley Dean Witter, has announced its intention to develop or acquire a facility for electronic trading of U.S. Treasury securities, Euro-denominated sovereign debt and other fixed income securities and futures-related products. All of the members of BrokerTec Global LLC are currently clients of Cantor and ours. Consortia such as BrokerTec Global LLC may compete with us and our electronic marketplaces in the future. We currently compete with a similar consortium called EuroMTS in Europe. The members of EuroMTS include the leading fixed income dealers in European government securities, as well as clients of Cantor and ours. Additionally, in the non-financial business-to-business marketplaces, we compete with Ariba, CommerceOne, AltraEnergy Trading and HoustonStreet, as well as with other Internet-based trading and infrastructure platforms.

If we experience low trading volume in securities and financial products, our profitability could suffer.

      We have experienced significant fluctuations in the aggregate trading volume of securities and financial products being traded in our marketplaces. We expect that fluctuations in the trading volume of securities and financial products traded in our marketplaces will occur in the future from time to time and have a direct impact on our future operating results. This may cause significant fluctuations in our profitability when the trading volumes are low.

If adverse economic and political conditions occur, substantial declines in the U.S. and global financial services markets may result and our profitability could suffer.

      The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume and turnover. These events could materially adversely affect our profitability. These factors include:

      o economic and political conditions in the United States and elsewhere in the world;

      o concerns over inflation and wavering institutional/consumer confidence levels;

      o the availability of cash for investment by mutual funds and other wholesale and retail investors;

      o     rising interest rates;

      o     fluctuating exchange rates;

      o     legislative and regulatory changes; and

      o     currency values.

      In the past several years, the U.S. financial markets have achieved historic highs. We do not believe these strong markets can continue indefinitely. Our revenues and profitability are likely to decline significantly during periods of stagnant economic conditions or low trading volume in the U.S. and global financial markets.

Because we expect to continue to expand our operations outside North America, we may face special economic and regulatory challenges that we may not be able to meet.

      We operate electronic marketplaces throughout Europe and Asia and we plan to further expand our operations throughout these regions in the future. There are certain risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

      o less developed automation in exchanges, depositories and national clearing systems;

      o unexpected changes in regulatory requirements, tariffs and other trade barriers;

      o     difficulties in staffing and managing foreign operations;

      o     fluctuations in currency exchange rates;

      o     reduced protection for intellectual property rights;

      o     seasonal reductions in business activity during the summer months;
            and

      o     potentially adverse tax consequences.

      We are required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business. These may include laws, rules and regulations relating to any aspect of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, record-keeping, the financing of clients' purchases, broker-dealer and employee registration requirements and the conduct of directors, officers and employees. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction.

      The growth of the Internet as a means of conducting international business has also raised many legal issues regarding, among other things, the circumstances in which countries or other jurisdictions have the right to regulate Internet services that may be available to their citizens from service providers located elsewhere. In many cases, there are no laws, regulations, judicial decisions or governmental interpretations that clearly resolve these issues. This uncertainty may adversely affect our ability to use the Internet to expand our international operations, and creates the risk that we could be subject to disciplinary sanctions or other penalties for failure to comply with applicable laws or regulations.

If we enter new markets, we may not be able to successfully adapt our technology and marketing strategy for use in those markets.

      We intend to leverage our eSpeed((Service Mark)) system and Cantor's relationships to enter new markets. We cannot assure you that we will be able to successfully adapt our proprietary software, electronic distribution networks and technology for use in other markets. Even if we do adapt our software, networks and technology, we cannot assure you that we will be able to attract clients and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities will be successful. If these efforts are not successful, we could suffer losses while developing new marketplaces or realize less than expected earnings, which in turn could result in a decrease in the market value of our Class A common stock. Furthermore, these efforts may divert management attention or inefficiently utilize our resources. We intend to create electronic marketplaces for many financial products by the end of 2000, but there is no guarantee that we will be able to do so.

If we acquire other companies, we may not be able to integrate their operations effectively.

      Our business strategy contemplates expansion through the acquisition of exchanges and other companies providing services or having technologies and operations that are complementary to ours. Acquisitions entail numerous risks, including:

      o difficulties in the assimilation of acquired operations and products;

      o     diversion of management's attention from other business concerns;

      o     assumption of unknown material liabilities of acquired companies;

      o amortization of acquired intangible assets, which would reduce future reported earnings; and

      o     potential loss of clients or key employees of acquired companies.

      We cannot assure you that we will be able to integrate successfully any operations, personnel, services or products that might be acquired in the future, and our failure to do so could adversely affect our profitability and the value of our Class A common stock.

Because our business is subject to extensive government and other regulation, we may face restrictions with respect to the way we conduct our operations.

      The Securities and Exchange Commission, National Association of Securities Dealers, Inc., Commodity Futures Trading Commission and other agencies extensively regulate the U.S. securities industry. Our international operations may be subject to similar regulations in specific jurisdictions. Our U.S. subsidiaries are required to comply strictly with the rules and regulations of these agencies. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. Most aspects of our U.S. broker-dealer subsidiaries are highly regulated, including:

      o     the way we deal with our clients;

      o     our capital requirements;

      o our financial and Securities and Exchange Commission reporting practices;

      o     required record keeping and record retention procedures;

      o     the licensing of our employees; and

      o     the conduct of our directors, officers, employees and affiliates.

      If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, suspensions of personnel or other sanctions, including revocation of registration as a broker-dealer. Changes in laws or regulations or in governmental policies could have a material adverse effect on the conduct of our business. These agencies have broad powers to investigate and enforce compliance and punish non-compliance with their rules and regulations. We cannot assure you that we and/or our directors, officers and employees will be able to fully comply with, and will not be subject to, claims or actions by these agencies.

      The consumer products and services we anticipate offering through our electronic marketplaces are likely to be regulated by federal and state governments. Our ability to provide such services will be affected by these regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs or cause the development of affected markets to become impractical.

Because we are subject to risks associated with net capital requirements, we may not be able to engage in operations that require significant capital.

      The Securities and Exchange Commission, Commodity Futures Trading Commission and various other regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Net capital, which is assets minus liabilities, is the net worth of a broker or dealer, less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the Securities and Exchange Commission or Commodity Futures Trading Commission, and suspension or expulsion by these regulators could ultimately lead to the firm's liquidation. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from broker-dealer subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business.

Because we intend to offer access to some of our marketplaces to online retail brokers, we are subject to risks relating to uncertainty in the regulation of the Internet.

      There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, taxation and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet could adversely affect our business.

Because brokerage services involve substantial risks of liability, we may become subject to risks of litigation.

      Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We and our clients may become subject to these claims as the result of failures or malfunctions of systems and services provided by us and may seek recourse against us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could result in our obligation to pay substantial damages.

      In addition, we may also become subject to legal proceedings and claims against Cantor and its affiliates as a result of the formation transactions. Although Cantor has agreed to indemnify us against claims or liabilities arising from our assets or operations prior to the formation transactions, we cannot assure you that such claims or litigation will not harm our business.

If we cannot deter employee misconduct, we may be harmed.

      There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. Misconduct by employees could include hiding unauthorized or unsuccessful activities from us. In either case, this type of conduct could result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use of confidential information, which could result in regulatory sanctions and serious reputational harm. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

Because our business is developing, we cannot predict our future capital needs or our ability to secure additional financing.

      We anticipate, based on management's experience and current industry trends, that our existing cash resources, combined with the net proceeds we received from our initial public offering, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, joint ventures, strategic alliances or other investments. We are currently considering such options and their effect on our capital requirements. We may need to raise additional funds to:

      o increase the regulatory net capital necessary to support our operations;

      o     support more rapid growth in our business;

      o     develop new or enhanced services and products;

      o     respond to competitive pressures;

      o     acquire complementary technologies;

      o     enter into strategic alliances;

      o acquire companies with marketplace or other specific domain expertise; and

      o     respond to unanticipated requirements.

      We cannot assure you that we will be able to obtain additional financing when needed on terms that are acceptable, if at all.

The market price of our Class A common stock may fluctuate.

      The price of our Class A common stock may fluctuate widely, depending upon many factors, including our perceived prospects, and the prospects of the financial industries in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts' recommendations or projections, changes in general valuations for Internet and e-commerce-related companies, changes in general economic or market conditions and broad market fluctuations.

      Future sales of our shares could adversely affect the market price of our Class A common stock.

      If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances or otherwise, the market price of our Class A common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares of Class A common stock could depress the market price of our Class A common stock.

      Although we and our directors, executive officers and holders of common stock and securities convertible into or exercisable or exchangeable for common stock issued prior to our initial public offering in December 1999 have agreed pursuant to certain "lock-up" agreements with the underwriters that we and they will not offer, sell, contract to sell, pledge, grant any option to sell, or otherwise dispose of, directly or indirectly, any shares of common stock or securities convertible into or exercisable or exchangeable for common stock, subject to certain exceptions, before June 7, 2000 without the prior written consent of Warburg Dillon Read LLC, we and these persons may be released of this obligation by Warburg Dillon Read LLC in its sole discretion in whole or in part at any time with or without notice.

      We may decide to register an additional 5,000,000 shares of our Class A common stock under the Securities Act of 1933 for use by us as consideration for future acquisitions. Upon such registration, these shares generally will be freely tradable after issuance, unless the resale thereof is contractually restricted or unless the holders thereof are subject to the restrictions on resale provided in Rule 145 under the Securities Act. In any event, any registered shares so issued will be subject to contractual restrictions and, thus, will not be freely tradable before June 7, 2000.

      We intend to initially register 20%, or approximately 10,000,000 shares of Class A common stock, of the total outstanding shares of our common stock, which are reserved for issuance upon exercise of options granted under our stock option plan. If we increase our total outstanding shares of common stock, we will register additional shares of Class A common stock so that the stock available for issuance under our stock option plan will be registered. Once we register these shares, they can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. We also plan to register the shares of Class A common stock issuable under our stock purchase plan.

RISKS RELATED TO OUR RELATIONSHIP WITH CANTOR

Because we depend on Cantor's business, events which impact Cantor's operating results may have a material adverse effect on our revenues.

      We recognized over 66% of our revenues for the period from March 10, 1999 to December 31, 1999 from transactions in which we received amounts based on fixed percentages of commissions paid to Cantor. Consequently, any reductions in the amount of commissions paid to Cantor, including events which impact Cantor's business or operating results, could have a material adverse effect on our most significant source of revenues.

      In addition, fees paid to us by Cantor for system services represented 32.6% of our revenues for the period from March 10, 1999 to December 31, 1999. These fee revenues are remitted to us on a monthly basis.

      We are a general creditor of Cantor to the extent that there are transaction revenues and system service fees owing to us from Cantor. Events that negatively impact Cantor's financial position and ability to remit our share of transaction revenues and system service fees could have a material adverse effect on our revenues.

Conflicts of interest and competition with Cantor may arise.

      Various conflicts of interest between us and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including competitive business activities, potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. Our Joint Services Agreement with Cantor provides that in some circumstances Cantor can unilaterally determine the commissions that will be charged to clients for effecting trades in marketplaces in which we collaborate with Cantor. The determination of the nature of commissions charged to clients does not affect the allocation of revenues that Cantor and we share with respect to those transactions. However, in circumstances in which Cantor determines to charge clients lower commissions, the amount that we receive in respect of our share of the commissions will correspondingly be decreased. A majority of our directors and officers also serve as directors and/or officers of Cantor. Simultaneous service as an eSpeed director or officer and service as a director or officer, or status as a partner, of Cantor could create, or appear to create, potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor. Mr. Lutnick, our Chairman and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor. As a result, Mr. Lutnick controls Cantor. Cantor owns all of the outstanding shares of our Class B common stock, representing approximately 98% of the combined voting power of all classes of our voting stock. Mr. Lutnick's simultaneous service as our Chairman and Chief Executive Officer and his control of Cantor could create or appear to create potential conflicts of interest when Mr. Lutnick is faced with decisions that could have different implications for us and for Cantor.

Because our Joint Services Agreement with Cantor has a perpetual term and contains non-competition provisions and restrictions on our ability to pursue strategic transactions, this agreement may become burdensome to our business.

      As part of the formation transactions, Cantor contributed substantially all of our assets to us. Although Cantor has agreed, subject to certain conditions, not to compete with us in providing electronic brokerage services, Cantor is currently engaged in securities transaction and other financial instruments execution and processing operations and other activities that are related to the electronic trading services we provide. Our Joint Services Agreement obligates us to perform technology support and other services for Cantor at cost, whether or not related to our electronic brokerage services, sets forth the ongoing revenue sharing arrangements between Cantor and us and subjects us and Cantor to non-competition obligations. The Joint Services Agreement precludes us from entering into lines of business in which Cantor now or in the future may engage, or providing, or assisting any third party in providing, voice-assisted brokerage services, clearance, settlement and fulfillment services and related services, except under the limited circumstances described in Item 13 under "Joint Services Agreement--Non-competition and Market Opportunity Provisions." Although we believe Cantor has no plans to form, acquire or commence any other operations similar to ours, the Joint Services Agreement permits Cantor to perform, in limited circumstances, electronic brokerage operations. In addition, the Joint Services Agreement imposes limitations on our ability to pursue strategic alliances, joint ventures, partnerships, business combinations, acquisitions and similar transactions. Because the Joint Services Agreement has a perpetual term, even in the event of a breach by one of the parties, and does not provide for modification under its terms, this agreement may become burdensome for us, may distract us from focusing on our internal operations, may deter or discourage a takeover of our company and may limit our ability to expand our operations.

Because agreements between us and Cantor are not the result of arm's-length negotiations, we may receive lower commissions from, and pay higher service fees to, Cantor than we would with respect to third party service providers.

      In connection with the formation transactions, we entered into Assignment and Assumption Agreements, an Administrative Services Agreement, a Joint Services Agreement and several other agreements with Cantor relating to the provision of services to each other and third parties. These agreements are not the result of arm's length negotiations because Cantor owns and controls us. As a result, the prices charged to us or by us for services provided under the agreements may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be generally less favorable to us than those that we could have negotiated with third parties.

Because we depend on services and access to operating assets provided by third parties to Cantor, we may not have recourse against those third parties.

      Many of the assets and services provided by Cantor under the terms of the Administrative Services Agreement are leased or provided to Cantor by third party vendors. As a result, in the event of a dispute between Cantor and a third-party vendor, we could lose access to, or the right to use, as applicable, office space, personnel, corporate services and operating assets. In such a case, we would have no recourse with respect to the third party vendor. Our inability to use these services and operating assets for any reason, including any termination of the Administrative Services Agreement between us and Cantor or the agreements between Cantor and third party vendors, could result in serious interruptions of our operations.

Our reputation may be affected by actions taken by Cantor and entities that are related to Cantor.

      Cantor currently is our most significant client. Cantor holds direct and indirect ownership and management interests in numerous other entities that engage in a broad range of financial services and securities-related activities. Actions taken by, and events involving, Cantor or these related companies which are perceived negatively by the securities markets, or the public generally, could have a material adverse effect on us and could affect the price of our Class A common stock. In addition, events which negatively affect the financial condition of Cantor may negatively affect us. These events could cause Cantor to lose clients that may trade in our marketplaces, could impair Cantor's ability to perform its obligations under the Joint Services Agreement and other agreements Cantor enters into with us and could cause Cantor to liquidate investments, including by selling or otherwise transferring shares of our common stock.

If we become subject to litigation and other legal proceedings, we may be harmed.

      From time to time, we and Cantor may become involved in litigation and other legal proceedings relating to claims arising from our and their operations in the normal course of business. Cantor is currently subject to a number of legal proceedings that could affect us. We cannot assure you that these or other litigation or legal proceedings will not materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us.

RISKS RELATED TO E-COMMERCE AND THE INTERNET

If electronic marketplaces for securities and financial products do not continue to grow, we will not be able to achieve our business objectives.

      The success of our business plan depends on our ability to create interactive electronic marketplaces in a wide range of securities and financial products. Historically, securities and commodities markets operated through an open outcry format in which buyers and sellers traded securities in pits through verbal communication. These open outcry markets have recently begun to be supplanted with new systems that match buyers and sellers electronically. The utilization of our interactive electronic marketplaces depends on the continued acceptance and utilization of these electronic securities and commodities markets. We cannot assure you that the growth and acceptance of the use of electronic markets will continue.

If e-commerce and Internet usage does not continue to grow, we will not be able to achieve our business objectives.

      As part of our business strategy, we expect to do business with online and traditional retail brokers. We expect to enable these firms to provide to their clients access, where appropriate, to trading in fixed income securities and futures and other wholesale financial products markets through the Internet.

      Our strategic and financial objectives would be adversely impacted if Internet usage does not continue to grow. Consumer use of the Internet as a medium of commerce is a recent phenomenon and is subject to a high level of uncertainty. Internet usage may be inhibited for a number of reasons, including:

      o     access costs;

      o     inadequate network infrastructure;

      o     security concerns;

      o uncertainty of legal, regulatory and tax issues concerning the use of the Internet;

      o     concerns regarding ease of use, accessibility and reliability;

      o     inconsistent quality of service; and

      o     lack of availability of cost-effective, high-speed service.

      If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it, or the Internet's performance and reliability may decline. Similarly, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, use of the Internet as a commercial or business medium could grow more slowly or decline. Even if Internet usage continues to grow, online trading in the wholesale securities markets, and in particular the fixed income securities and futures markets, may not be accepted by retail customers. This could negatively affect the growth of our business.

Our networks and those of our third-party service providers may be vulnerable to security risks, which could make our clients hesitant to use our electronic marketplaces.

      We expect the secure transmission of confidential information over public networks to be a critical element of our operations. Our networks and those of our third party-service providers, including Cantor and associated clearing corporations, and our clients may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations, which could make our clients hesitant to use our electronic marketplaces. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Because the voting control of our common stock is concentrated among the holders of our Class B common stock, the market price of our Class A common stock may be adversely affected by disparate voting rights.

      Cantor beneficially owns all of our outstanding Class B common stock, representing approximately 98% of the combined voting power of all classes of our voting stock. As long as Cantor beneficially owns a majority of the combined voting power of our common stock, it will have the ability, without the consent of the public stockholders, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change in control of our company. In certain circumstances, the Class B common stock issued to Cantor upon consummation of the formation transactions may be transferred without conversion to Class A common stock.

      The holders of our Class A common stock and Class B common stock have substantially identical rights, except that holders of our Class A common stock are entitled to one vote per share, while holders of our Class B common stock are entitled to 10 votes per share on all matters to be voted on by stockholders in general. This differential in the voting rights and our ability to issue additional Class B common stock could adversely affect the market price of our Class A common stock.

Delaware law and our charter may make a takeover of our company more difficult.

      Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. In addition, our Amended and Restated Certificate of Incorporation authorizes the issuance of preferred stock, which our board of directors can create and issue without prior stockholder approval and with rights senior to those of our common stock, as well as additional shares of our Class B common stock. Our Amended and Restated Certificate of Incorporation and our Amended and Restated By-Laws include provisions which restrict the ability of our stockholders to take action by written consent and provide for advance notice for stockholder proposals and director nominations. These provisions may have the effect of delaying or preventing changes of control or management of our company, even if such transactions would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our Class A common stock.

Delaware law may protect decisions of our board of directors that have a different effect on holders of our Class A and Class B common stock.

      Stockholders may not be able to challenge decisions that have an adverse effect upon holders of the Class A common stock if our board of directors acts in a disinterested, informed manner with respect to these decisions, in good faith and in the belief that it is acting in the best interests of our stockholders. Delaware law generally provides that a board of directors owes an equal duty to all stockholders, regardless of class or series, and does not have separate or additional duties to either group of stockholders, subject to applicable provisions set forth in a company's charter.

Item 2.     Properties

      Our principal executive offices are located at One World Trade Center, New York, New York. Our principal executive offices occupy approximately 50,000 square feet of leased space, which we occupy pursuant to the Administrative Services Agreement with Cantor. Our right to use this space expires at the time that Cantor's lease expires in 2012. We will pay Cantor approximately $1.25 million annually for use of this space. Our largest presence outside of New York is in London, where we have the right to use approximately 15,000 square feet of Cantor's existing office space. Our right to use this space expires at the earlier of (1) the time that Cantor's lease expires in 2016 or (2) when Cantor ceases to be an affiliate of ours and Cantor asks us to vacate. We will pay Cantor approximately $900,000 annually for use of this space. We believe our facilities are adequate for our reasonably foreseeable future needs.

ITEM 3.     LEGAL PROCEEDINGS

      On June 21, 1999, Cantor and its affiliate CFPH, LLC, brought suit against Liberty Brokerage Investment Corporation and Liberty Brokerage Inc. in the United States District Court for the District of Delaware for infringement of the Fraser et al. U.S. patent 5,905,974, entitled "Automated Auction Protocol Processor." Cantor alleged in the complaint that Liberty was infringing the `974 patent by making, using, selling and/or offering for sale systems and methods that embody or use the inventions claimed in the `974 patent. On August 10, 1999, Cantor and

CFPH, L.L.C. voluntarily dismissed the suit without prejudice. Subsequently, on August 10, 1999, Liberty filed an action for declaratory judgment in the United States District Court for the District of Delaware against Cantor and two of its affiliates, Cantor Fitzgerald Securities and CFPH, LLC, claiming that the `974 patent was invalid, unenforceable and not infringed by Liberty. On October 12, 1999, Cantor, Cantor Fitzgerald Securities and CFPH, LLC moved (1) to dismiss all claims against Cantor Fitzgerald Securities for failure to state a claim upon which relief can be granted and (2) to dismiss the action as against Cantor, Cantor Fitzgerald Securities and CFPH, LLC for lack of an actual case or controversy within the meaning of 28 U.S.C. Section 2201. On November 22, 1999, the Court granted the motion to dismiss the action as against Cantor Fitzgerald Securities, and denied the motion to dismiss the action as against Cantor and its affiliate CFPH, LLC. On January 5, 2000, Liberty filed an Amended Complaint naming us as a defendant. On January 19, 2000, Cantor and CFPH, LLC filed a Second Renewed Motion to Dismiss the action. On March 8, 2000, oral arguments took place on the Second Renewed Motion to Dismiss. No decision has been rendered. We have assumed responsibility for defending this suit on behalf of Cantor and its affiliates and the risk of loss associated with it.

      In February 1998, Market Data Corporation contracted with Chicago Board Brokerage (a company controlled by the Chicago Board of Trade and Prebon Yamane) to provide the technology for an electronic trading system to compete with Cantor's United States Treasury brokerage business. Market Data Corporation is controlled by Iris Cantor and Rodney Fisher, her nephew-in-law. Iris Cantor, a company under the control of Iris Cantor referred to herein as CFI, and Rodney Fisher are limited partners of Cantor Fitzgerald, L.P.

      In April 1998, Cantor Fitzgerald, L.P. filed a complaint in the Delaware Court of Chancery against Market Data Corporation, Iris Cantor, CFI, Rodney Fisher and Chicago Board Brokerage seeking an injunction and other remedies. The complaint alleges that Iris Cantor, CFI and Rodney Fisher violated certain duties, including fiduciary duties under Cantor's partnership agreement due to their competition with Cantor Fitzgerald, L.P. with respect to the electronic trading system mentioned above. The complaint further alleges that Market Data Corporation and Chicago Board Brokerage tortiously interfered with Cantor's partnership agreement and aided and abetted Iris Cantor's, CFI's and Rodney Fisher's breaches of fiduciary duty. Iris Cantor, CFI and Rodney Fisher counterclaimed seeking, among other things, (1) to reform agreements they have with Cantor Fitzgerald, L.P. and (2) a declaration that Cantor Fitzgerald, L.P. breached the implied covenant of good faith and fair dealing. Cantor has agreed to indemnify us for any liabilities that we incur with respect to any current or future litigation involving (1) Market Data Corporation, (2) Iris Cantor, (3) CFI or (4) Rodney Fisher.

      Cantor Fitzgerald, L.P. settled its dispute with Chicago Board Brokerage in April 1999, and Chicago Board Brokerage subsequently announced it was disbanding its operations. On March 17, 2000, the Delaware Court of Chancery ruled in favor of Cantor Fitzgerald, L.P., finding that Iris Cantor, CFI and Rodney Fisher had breached the Partnership Agreement of Cantor Fitzgerald, L.P., and that Market Data Corporation had aided and abetted that breach. The court awarded Cantor Fitzgerald, L.P. declaratory judgment relief and court costs and attorneys' fees. Counsel for the defendants have expressed their intentions to appeal this result. We believe Market Data Corporation's technology for electronic trading systems would be of substantial assistance to competitors in the wholesale market if provided to them.

      Two related actions are pending in New York. In a case pending in the Supreme Court of New York, New York County, plaintiff Cantor Fitzgerald, L.P. alleges, among other things, that defendants Market Data Corporation, CFI, Iris Cantor and Rodney Fisher misused confidential information of Cantor Fitzgerald, L.P. in connection with the above mentioned provision of technology to Chicago Board Brokerage. In a case pending in the United States District Court for the Southern District of New York, CFI and Iris Cantor allege, among other things, that certain senior officers of Cantor Fitzgerald, L.P. breached fiduciary duties they owed to CFI. The allegations in this lawsuit relate to several of the same events underlying the court proceedings in Delaware. Neither of these two cases has been pursued during the pendency of the court proceedings in Delaware.

      In addition to the allegations set forth in the pending lawsuits, Cantor has received correspondence from the attorneys representing Iris Cantor, CFI, Market Data Corporation and Rodney Fisher in the proceedings in Delaware, expressing a purported concern that Cantor and/or certain of its partners may be in breach of Cantor's partnership agreement (including, among other things, the partnership agreement's provisions relating to competition with the partnership) and the general partnership agreement of Cantor Fitzgerald Securities with respect to our initial public offering. Generally, these attorneys have alleged that various purported conflicts of interest will exist arising from the fact that certain of our directors and officers will simultaneously hold positions with Cantor Fitzgerald, L.P. Moreover, these attorneys have asserted that our business plan may not be consistent with certain purported rights of Market Data Corporation (including purported intellectual property rights) and other parties and they requested more information regarding our initial public offering.

      Although we do not expect to incur any losses with respect to the pending lawsuits or supplemental allegations surrounding Cantor's partnership agreement, Cantor has agreed to indemnify us with respect to any liabilities we incur as a result of such lawsuits or allegations.

      Cantor and Reuters were parties to a confidential arbitration under the auspices of the American Arbitration Association in New York, New York, which began in June 1995 with respect to a January 1993 agreement among Reuters, Cantor and Market Data Corporation. The agreement executed in 1993 involved, among other things, the delivery by Cantor of certain market data arising out of non-United States government bond and U.S. municipal bond interdealer brokerage transactions for transmittal over Reuters' network. The agreement also contemplated the joint development by Cantor and Reuters of an electronic trading system for certain transactions in non-United States government bonds. Cantor and Reuters did not develop this electronic trading system. In the arbitration, Reuters alleged that Cantor materially breached the agreement primarily by failing to provide non-screen, voice brokerage data concerning non-United States government bonds and U.S. municipal bonds that Reuters contends are subject to the agreement and fraud. Reuters sought to recover from Cantor amounts representing past payments for market data, the reimbursement of attorneys' fees and other damages. Cantor denied Reuters' allegations that there had been any material breach of this agreement or fraud, and asserted a breach of contract claim and various other counterclaims against Reuters, including claims for Reuters' failure since February 1997 to pay any of the money due Cantor for data under this agreement. In February 1997, Reuters unilaterally ceased making such payments to Cantor in connection with the dispute and in November 1999 stopped distributing Cantor's market data that was provided to Reuters.

      On December 30, 1999, Cantor entered into a new agreement with Reuters pursuant to which Cantor and Reuters settled outstanding disputes and terminated the 1993 agreement. We cannot assure you that Market Data Corporation will not seek to assert claims against us or Cantor relating to our activities with respect to the 1993 agreement or the arbitration. Cantor has agreed to indemnify us with respect to any claims that may be asserted by Market Data Corporation or Reuters relating to the 1993 agreement or arising out of the arbitration.

      On May 5, 1999, Cantor Fitzgerald, L.P., The Board of Trade of the City of Chicago, The New York Mercantile Exchange and The Chicago Mercantile Exchange were sued by Electronic Trading Systems Corporation in the United States District Court for the Northern District of Texas (Dallas Division) for alleged infringement of Wagner United States patent 4,903,201, entitled "Automated Futures Trade Exchange." The patent relates to a system and method for implementing an electronic, computer-automated futures exchange. On July 1, 1999, Cantor answered the complaint, asserting, among other things, that the `201 patent was invalid and not infringed by Cantor and that Cantor was not the real party in interest. Although not identified by the complaint, Cantor believes that the system being charged with infringement is a version of the electronic trading system used by the Cantor Exchange((Service Mark)), which Cantor contributed to us in December 1999. Electronic Trading Systems Corporation executed a Covenant Not to Sue, Release and Settlement Agreement, dated February 18, 2000, pursuant to which it agreed not to sue Cantor Fitzgerald, L.P. or any of its affiliates or successors, including us, or any customers, for infringement of the `201 patent by the Cantor Exchange((Service
Mark)). On March 22, 2000, counsel to the parties filed with the court a Joint Stipulation and (proposed) Order of Dismissal requesting that Cantor Fitzgerald, L.P. be dismissed from the case without prejudice by Electronic Trading Systems Corporation. On March 23, 2000, the Court signed an Agreed Order of Dismissal and on March 24, 2000 Cantor Fitzgerald, L.P. was dismissed from the case.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Price Range of Class A Common Stock

      Our Class A common stock, $.01 par value, began trading on the Nasdaq National Market under the symbol "ESPD" on December 10, 1999. There is no public trading market for the Company's Class B common stock, $.01 par value. The following table sets forth the high and low sales price of our Class A common stock for the fourth quarter of 1999 from December 10, 1999.

Year Ended December 31, 1999                    High                 Low
----------------------------                    ----                 ---
Fourth Quarter (from December 10, 1999)        $63.75              $30.00

      The number of stockholders of record of our Class A common stock as of March 15, 2000 was 24, although we believe that there is a larger number of beneficial owners. As of March 15, 2000, there were two stockholders of record of our Class B common stock. On March 15, 2000, the last reported sale price of our Class A common stock on the Nasdaq National Market was $70.00.

Rights of Common Stock

      Holders of Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to a vote of stockholders. Generally, all matters to be voted on by stockholders must be approved by a majority or, in the case of election of directors, by a plurality of the votes entitled to be cast by holders of all shares of Class A common stock and Class B common stock present in person or represented by proxy, voting together as a single class, subject to any voting rights granted to holders of any preferred stock, except that (i) amendments to our Amended and Restated Certificate of Incorporation that would change the powers, preferences or special rights of the Class A common stock or the Class B common stock so as to affect them adversely also must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, and (ii) any amendment to our Amended and Restated Certificate of Incorporation to increase the authorized shares of Class B common stock. Each share of Class B common stock is convertible at any time, at the option of the holder, into one share of Class A common stock. Each share of Class B common stock will automatically convert into a share of Class A common stock upon any transfer, with limited exceptions.

Dividend Policy

      We intend to retain our future earnings, if any, to help finance the growth and development of our business. We have never paid a cash dividend, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

      In the event we decide to declare dividends on our common stock in the future, such declaration will be subject to the discretion of our board of directors. Our board of directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us and any such other factors as our board of directors may deem relevant.

Recent Sale of Unregistered Securities

      In exchange for assets contributed to us pursuant to the Assignment and Assumption Agreement, on December 9, 1999, we issued 43,999,900 shares of Class B common stock to Cantor Fitzgerald, L.P. and certain of its affiliates. The sale of these securities was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering.

Use of Proceeds of Initial Public Offering

      The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and Cantor Fitzgerald Securities, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. Of the $139.6 million raised, approximately $5.0 million has been used for working capital purposes and the balance of $134.6 million has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank. We intend to use the amount invested in the reverse repurchase agreements as follows:

      o Approximately $25 million will be invested in hardware and software for entry into new product segments, expansion of our current markets and an increase in communication links to our clients;

      o Approximately $25 million will be for hiring of technology and other professionals to develop new markets in both financial and non-financial sectors;

      o Approximately $25 million will be for marketing to current and new institutional clients and to promote general awareness and acceptance of the retail trading of fixed income securities and other financial instruments; and

      o The balance of the net proceeds will be used for working capital and general corporate purposes, including possible acquisitions and strategic alliances.

      Of the amount of proceeds spent through December 31, 1999, approximately $5.0 million has been paid to Cantor under the Administrative Services Agreement between us and Cantor.

      The occurrence of unforeseen events, opportunities or changed business conditions, however, could cause us to use the net proceeds of our initial public offering in a manner other than as described above.

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected financial data for eSpeed should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited financial statements, related notes and other financial information beginning on page 54.

                                                           For the period from
                                                             March 10, 1999
                                                          (date of commencement
                                                            of operations) to
                                                            December 31, 1999
                                                          ----------------------
Statement of Operations Data:
Total revenues........................................        $   38,188,925
Expenses:
   Compensation and employee benefits.................            21,502,326
   Occupancy and equipment............................            10,292,349
   Professional and consulting fees...................             5,148,796
   Communications and client networks.................             3,355,070
   Fulfillment services fees paid to affiliates.......             3,527,945
   Administrative fees paid to affiliates.............             1,662,058
   Options granted to Cantor employees(1).............             2,850,073
   Other..............................................             2,649,110
                                                             ---------------
   Total expenses.....................................            50,987,727
                                                             ---------------
Loss before benefit for income taxes..................           (12,798,802)
Income tax benefit....................................               211,889
                                                             ---------------
Net loss..............................................       $   (12,586,913)
                                                             ===============

Per Share Data:
   Net loss...........................................       $   (12,586,913)
   Basic and diluted net loss per share...............       $         (0.28)
   Weighted average shares of common stock outstanding            44,495,000


Statement of Financial Condition:                           December 31, 1999
                                                            -----------------
Cash and cash equivalents.............................       $       201,001
Total assets..........................................           144,327,089
Total liabilities.....................................             8,815,276
Total stockholders' equity............................           135,511,813

---------------------
(1) Options granted to Cantor employees represent a one-time, non-cash charge due to option grants we made to Cantor employees exercisable at the initial public offering price of $22 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

      The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information and our financial statements and the notes thereto appearing elsewhere in this filing.

Overview

      eSpeed, Inc. was incorporated on June 3, 1999 as a Delaware corporation. Our wholly-owned subsidiaries are eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Markets, Inc. and eSpeed Securities International Limited. Prior to our initial public offering, we were a wholly-owned subsidiary of, and we conducted our operations as a division of, Cantor Fitzgerald Securities, which in turn is a 99.5%-owned subsidiary of Cantor Fitzgerald, L.P. We commenced operations as a division of Cantor on March 10, 1999, the date the first fully electronic transaction using our eSpeed((Service Mark)) system was executed. Cantor has been developing systems to promote fully electronic marketplaces since the early 1990s. Since January 1996, Cantor has used our eSpeed((Service Mark)) system internally to conduct electronic trading.

      Concurrent with our initial public offering in December 1999, Cantor contributed to us, and we acquired from Cantor, certain of our assets. These assets primarily consist of proprietary software, network distribution systems, technologies and other related contractual rights that comprise our eSpeed((Service Mark)) system.

      As of December 31, 1999, we had an accumulated net loss of $12,586,913. This loss primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base. We expect that we will continue to incur losses and generate negative cash flow from operations for the foreseeable future as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts. In light of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

      In September 1999, our board of directors changed our fiscal year from the last Friday of March to December 31.

Results of Operations

      The following table sets forth statement of operations data for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999.

                Period from March 10, 1999 (date of commencement
                       of operations) to December 31, 1999
--------------------------------------------------------------------------------
Revenues:
Transaction Revenues:
   Fully electronic transactions.................................. $  10,079,842
   Voice-assisted brokerage transactions..........................    11,777,306
   Screen assisted open outcry transactions.......................     3,524,399
                                                                   -------------

         Total transaction revenues...............................    25,381,547
Interest income...................................................       347,804
System services fees..............................................    12,459,574
                                                                   -------------
         Total revenues...........................................    38,188,925
                                                                   -------------
Expenses:
   Compensation and employee benefits.............................    21,502,326
   Occupancy and equipment........................................    10,292,349
   Professional and consulting fees...............................     5,148,796
   Communications and client networks.............................     3,355,070
   Fulfillment services fees......................................     3,527,945
   Administrative fees............................................     1,662,058
   Options granted to Cantor employees............................     2,850,073
   Other..........................................................     2,649,110
                                                                   -------------
         Total expenses...........................................    50,987,727
                                                                   -------------
Loss before benefit for income taxes.............................. $(12,798,802)
                                                                   =============
Revenues

      Transaction Revenues

      We operate interactive electronic marketplaces. We have entered into a Joint Services Agreement with Cantor under which we and Cantor agreed to collaborate to provide brokerage and related services to clients in multiple electronic markets for transactions in securities and other financial products. In addition, we may, in our discretion, collaborate on operating markets for non-financial products. Under the Joint Services Agreement, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and Cantor provides voice-assisted brokerage services, fulfillment services such as clearance and settlement, and related services such as credit and risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. Under this agreement, we and Cantor have agreed to share revenues derived from transactions effected in the marketplaces in which we collaborate and other specified markets.

      Generally, if the transactions:

      o are effected in a marketplace in which we collaborate with Cantor, are fully electronic transactions and relate to financial products, such as fixed income securities, futures contracts, derivatives and commodities, that are not traded on the Cantor Exchange((Service
            Mark)), or products that are traded on the Cantor Exchange((Service
            Mark)), then we receive the aggregate transaction revenues and pay to Cantor service fees equal to 35% and 20% of the transaction revenues, respectively.

      o are effected in a marketplace in which we collaborate with Cantor, involve voice-assisted brokerage services that Cantor provides and the transactions relate to (1) financial products that are not traded on the Cantor Exchange((Service Mark)), or (2) products that are traded on the Cantor Exchange((Service Mark)), then, in the case of a transaction described in (1), Cantor receives the aggregate transaction revenues and pays to us a service fee equal to 7% of the transaction revenues, and, in the case of a transaction described in
            (2), we receive the aggregate transaction revenues and pay to Cantor a service fee equal to 55% of the transaction revenues.

      o are effected in a marketplace in which we do not collaborate with Cantor, but in which we do provide electronic brokerage services, and (1) the transaction relates to a financial product, then we will receive the aggregate transaction revenues and pay to Cantor a fulfillment service fee equal to 20% of the transaction and data revenues paid to or received by us or (2) the transaction relates to a non-financial product, then we will receive all of the transaction revenues.

      o are not effected through an electronic marketplace, but are electronically assisted, such as screen-assisted open outcry transactions, then Cantor receives the aggregate transaction revenues and pays to us a service fee equal to 2.5% of the transaction revenues.

      We are pursuing an aggressive strategy to convert most of Cantor's financial marketplace products to our eSpeed((Service Mark)) system and, with the assistance of Cantor, to continue to create new markets and convert new clients to our eSpeed((Service Mark)) system. Other than Cantor, no client of ours accounted for more than 10% of our transaction revenues from our date of inception through December 31, 1999.

      The process of converting these marketplaces includes modifying existing Cantor trading systems to allow for transactions to be entered directly from a client location, signing an agreement with the client, installing the hardware and software at the client location and establishing communication lines between us and the client.

      From March 10, 1999 to December 31, 1999, we earned $25,381,547 in transaction revenues from the U.S. fixed income marketplaces, as these marketplaces were the first converted to our eSpeed((Service Mark)) system. It is anticipated that as more marketplaces are converted to our eSpeed((Service
Mark)) system and more clients are added to our eSpeed((Service Mark)) system, more of our income will be generated from marketplaces around the world. Our revenues are currently highly dependent on transaction volume in the fixed income markets globally. Accordingly, revenues are dependent on the volume of transactions in marketplaces that we operate, which can be affected by, among other things, economic and political conditions in the United States and elsewhere in the world, concerns over inflation and wavering institutional/consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, rising interest rates, fluctuating exchange rates, legislative and regulatory changes and currency values.

      Interest Income

      The proceeds of our initial public offering have been invested by us in reverse repurchase agreements which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. From December 15, 1999 to December 31, 1999, these investments generated interest income of $347,804 at an average interest rate of 5.2%.

      System Services Fees

      We have agreed to provide to Cantor technology support services at cost, including (1) systems administration, (2) internal network support, (3) support and procurement for desktops of end-user equipment, (4) operations and disaster recovery services, (5) voice and data communications, (6) support and development of systems for clearance and settlement services, (7) systems support for Cantor brokers, (8) electronic applications systems and network support for Cantor's unrelated dealer businesses with respect to which we will not collaborate with Cantor and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights, having potential application in a gaming business. System service fees revenues from Cantor from March 10, 1999 to December 31, 1999 were $12,459,574 and represented 32.6% of total revenues for that period.

Expenses

      Compensation and employee benefits

      At December 31, 1999, we had approximately 370 professionals, substantially all of whom are full time employees located predominantly in New York and London. Compensation costs include salary, bonus accruals, payroll taxes and costs of employer-provided medical benefits for our employees. We intend to hire additional technical, sales and marketing, product development and administrative personnel, including personnel from Cantor, in order to expand our business. As a result, we anticipate that compensation expense may increase significantly in subsequent periods. We have granted 292,005 stock options to certain employees of Cantor and a consultant at an exercise price per share of $22, resulting in a one-time, non-cash charge to us of $2,850,073 for the fourth quarter of 1999.

      Occupancy and equipment

      Occupancy and equipment costs of $10,292,349 for the period from March 10, 1999 to December 31, 1999 included depreciation on computer and communications equipment and amortization of software owned by us, lease costs of other fixed assets leased by us from Cantor and a charge for premises costs from Cantor. Fixed assets are reflected as if they were contributed to us by Cantor in a non-cash transaction effective March 10, 1999 at their then current net book value (cost less accumulated depreciation) of $7,370,560. Cantor leases from third parties under operating lease arrangements certain computer related fixed assets that we have the right to use at rates intended to equal costs incurred by Cantor. Our equipment expenses should increase as we continue to invest in technology and related equipment. Occupancy expenditures are comprised of our rent and facilities costs of our New York and London offices.

      Professional and consulting fees

      Professional and consulting fees of $5,148,796 for the period from March 10, 1999 to December 31, 1999 consisted primarily of consultant costs paid to outside computer professionals who perform specialized enhancement activities for us. We currently have approximately 20 contracted consultants and additional outside service providers working under short-term contracts costing approximately $500,000 per month in the aggregate. The costs of professional legal counsel engaged to defend the patents used in our business amounted to approximately $482,000 for the period from March 10, 1999 to December 31, 1999. Our professional and consulting expenses will likely increase over the foreseeable future.

      Communications and client networks

      Communications costs of $3,355,070 for the period from March 10, 1999 to December 31, 1999 included the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. We expect such costs to increase as we continue to expand into new marketplaces and geographic locations and establish additional communication links with clients. However, certain communications costs are decreasing globally due to increased competition in the communications industry. This may or may not result in a decrease in our communications costs.

      Fulfillment services fees

      Under the Joint Services Agreement, we are required to pay to Cantor a fulfillment services fee of 20%, 35% or 55%, depending on the type of transaction, of commissions paid by clients related to fully electronic transactions. As we continue to sign up new clients, in conjunction with Cantor, and the volume of business processed in the fully electronic brokerage channel increases, this expense will likely increase commensurately with our revenues.

      Administrative fees

      Under an Administrative Services Agreement with Cantor, Cantor agreed to provide various administrative services to us, including, but not limited to, accounting, tax, legal and human resources, and we agreed to provide sales and marketing services at cost to Cantor. We are required to reimburse Cantor for its costs of providing these services plus an allocation of overhead. We have provided for the cost of such services in our financial statements under the terms set forth in the Administrative Services Agreement as if it was effective for the period from March 10, 1999 to December 31, 1999. This amount was $1,662,058 for the period from March 10, 1999 to December 31, 1999. As we expand our business, the services provided by

Cantor, and accordingly the expense, will likely also increase. As circumstances warrant, we will consider adding employees to take over these services from Cantor.

      Other expenses

      Other expenses of $2,649,110 for the period from March 10, 1999 to December 31, 1999 consisted primarily of travel, promotional and entertainment expenditures. We expect that these expenses will also continue to increase over the foreseeable future as we seek to expand our business. While we have no obligation under the Joint Services Agreement to do so, we intend to use approximately $25 million of the proceeds received by us from our initial public offering for sales, marketing and advertising expenses related to our marketplaces.

Quarterly Results of Operations

      The following table sets forth, by quarter, statement of operations data for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999. Results of any period are not necessarily indicative of results for a full year.

                                                        March 10 to March    Quarter Ended      Quarter Ended       Quarter Ended
                                                            26, 1999         June 25, 1999    September 24, 1999   December 31, 1999
                                                        -----------------    -------------    ------------------   -----------------
Revenues:
   Transaction Revenues:
     Fully electronic transactions....................     $    76,621        $  1,153,471         $  2,590,715       $  6,259,035
     Voice-assisted brokerage transactions............         664,597           3,900,345            3,817,144          3,395,220
     Screen assisted open outcry transactions.........         379,316           1,376,962            1,075,426            692,695
                                                           -----------        ------------         ------------       ------------
                Total transaction revenues............       1,120,534           6,430,778            7,483,285         10,346,950
Interest income.......................................                                                                     347,804
System services fees..................................         827,716           4,138,578            4,138,578          3,354,702
                                                           -----------        ------------         ------------       ------------
                Total revenues........................       1,948,250          10,569,356           11,621,863         14,049,456
                                                           -----------        ------------         ------------       ------------
Expenses:
      Compensation and employee benefits..............       1,267,838           6,403,446            7,033,656          6,797,386
      Occupancy and equipment.........................         676,023           2,854,350            3,102,063          3,659,913
      Professional and consulting fees................         185,985           1,596,097            1,833,266          1,533,448
      Communications and client networks..............         221,159           1,103,081            1,121,552            909,278
      Fulfillment services fees.......................          26,817             403,715              906,750          2,190,663
      Administrative fees.............................          93,701             461,266              512,233            594,858
      Options granted to Cantor employees.............                                                                   2,850,073
      Other...........................................          15,235             500,034              606,850          1,526,991
                                                           -----------        ------------         ------------       ------------
                Total expenses........................       2,486,758          13,321,989           15,116,370         20,062,610
                                                           -----------        ------------         ------------       ------------
Loss before benefit for income taxes..................     $  (538,508)       $ (2,752,633)        $ (3,494,507)      $ (6,013,154)
                                                           -----------        ------------         ------------       ------------

Liquidity and Capital Resources

      Before our initial public offering, we relied on Cantor to provide financing and cash flow for our operations. Proceeds to us from our initial public offering were approximately

$139.6 million. Since our initial public offering, we have relied on our cash flow from operations and the proceeds from our initial public offering to provide for our cash needs.

      Our cash flow is comprised of transaction revenues and system services fees from Cantor, charges from Cantor of various fees, occupancy costs and other expenses paid by Cantor on our behalf and investment income. In acting in its capacity as a fulfillment services provider, Cantor processes and settles the transaction and, as such, collects and pays the funds necessary to clear the transaction with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Joint Services Agreement, remits the gross amount owed to us. Under the Administrative Services Agreement and the Joint Services Agreement, any net receivable or payable will be settled monthly at the discretion of the parties.

      Our ability to withdraw capital from our regulated broker-dealer subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock.

      Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

      Under the current operating structure, our cash flow from operations and the net proceeds from our initial public offering should be sufficient to fund our current working capital and current capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, joint ventures, strategic alliances or other investments. We are currently considering such options and their effect on our capital requirements.

Impact of the Year 2000

      The year 2000 computer problem refers to the potential for system and processing failures of date related data as a result of computer controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time sensitive software may recognize a date represented as 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send transmissions to clearing agents or engage in similar normal business activities.

      As a result of the work performed by us and Cantor, we experienced no adverse impact from a Year 2000 problem. Our and Cantor's combined costs associated with upgrades to hardware and software, testing and remediating our systems were approximately $9.2 million through December 31, 1999.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have invested $134,644,521 of our excess cash in securities purchased under reverse repurchase agreements which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our excess cash in a manner to provide us with the appropriate level of liquidity to enable us to meet our current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that we do not currently have outside bank funding.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                          eSpeed, Inc. and Subsidiaries
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page No.
                                                                       --------
Independent Auditors' Report..........................................    55

Consolidated Statement of Financial Condition.........................    56

Consolidated Statement of Operations..................................    57

Consolidated Statement of Cash Flow...................................    58

Consolidated Statement of Changes in Stockholders' Equity.............    59

Notes to Consolidated Financial Statements............................    60

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of eSpeed, Inc.:

We have audited the accompanying consolidated statement of financial condition of eSpeed, Inc. and Subsidiaries (the "Company") as of December 31, 1999, and the related statements of operations, cash flows and changes in stockholders' equity for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999, and the results of their operations and their cash flows for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

New York, New York
March 24, 2000
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                December 31, 1999

                                                 Assets
Cash......................................................................................   $       201,001
Securities purchased under agreements to resell...........................................       134,644,521
                                                                                             ---------------
Fixed assets, at cost.....................................................................        12,556,627
Less accumulated depreciation and amortization............................................        (3,086,555)
                                                                                             ---------------
Fixed assets, net.........................................................................         9,470,072
Prepaid expenses, principally computer maintenance agreements.............................            11,495
                                                                                             ---------------
Total assets..............................................................................   $   144,327,089
                                                                                             ===============

                                  Liabilities and Stockholders' Equity
Liabilities
Payable to affiliates, net................................................................  $      6,743,929
Accounts payable and accrued liabilities..................................................         2,071,347
                                                                                             ---------------
Total liabilities.........................................................................         8,815,276
                                                                                             ---------------

Stockholders' Equity
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued or outstanding.
- Class A common stock, par value $.01 per share; 200,000,000 shares
   authorized; 10,350,000 shares issued and outstanding...................................           103,500
Class B common stock, par value $.01 per share; 100,000,000 shares
   authorized; 40,650,000 shares issued and outstanding...................................           406,500
Additional paid in capital................................................................       147,588,726
Accumulated deficit.......................................................................       (12,586,913)
                                                                                             ---------------
Total stockholders' equity................................................................       135,511,813
                                                                                             ---------------
Total liabilities and stockholders' equity................................................   $   144,327,089
                                                                                             ===============

                      See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                December 31, 1999

 Revenues:
 Transaction revenues......................................... $   25,381,547
 Interest income..............................................        347,804
 System service fees from affiliates..........................     12,459,574
                                                               --------------
 Total revenues...............................................     38,188,925
                                                               --------------

 Expenses:
 Compensation and employee benefits...........................     21,502,326
 Occupancy and equipment......................................     10,292,349
 Professional and consulting fees.............................      5,148,796
 Communications and client networks...........................      3,355,070
 Fulfillment fees paid to affiliates..........................      3,527,945
 Administrative fees paid to affiliates.......................      1,662,058
 Options granted to Cantor employees..........................      2,850,073
 Other........................................................      2,649,110
                                                               --------------
 Total expenses...............................................     50,987,727
                                                               --------------

 Loss before benefit for income taxes.........................    (12,798,802)
                                                               ---------------
 Income Taxes:
 Federal......................................................             --
 State and local..............................................        211,889
 Total taxes..................................................        211,889
                                                               --------------

 Net loss..................................................... $  (12,586,913)
                                                               ===============
 Per Share Data:
 Basic and diluted net loss per share......................... $        (0.28)
 Weighted average shares of common stock outstanding..........     44,495,000

                      See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                December 31, 1999

Cash flows from operating activities:
   Net loss ..................................................................   $ (12,586,913)
   Non-cash item included in net loss:
      Depreciation and amortization ..........................................       3,086,555
      Issuance of stock options ..............................................       2,850,073
   Decrease in operating assets:
      Prepaid expenses .......................................................       1,190,728
   Increase (decrease) in operating liabilities:
      Payable to affiliates, net .............................................       6,743,929
      Accrued compensation and benefits ......................................      (1,490,836)
      Accounts payable and accrued liabilities ...............................         444,699
                                                                                 -------------
         Cash provided by operating activities ...............................         238,235
                                                                                 -------------
Cash flows from investing activities:
   Acquisitions of fixed assets ..............................................      (2,717,462)
   Capitalization of software development costs ..............................      (2,468,605)
   Increase in securities purchased under agreements to resell................    (134,644,521)
                                                                                 -------------
         Cash used in investing activities ...................................    (139,830,588)
                                                                                 -------------
Cash flows from financing activities:
   Capital contribution ......................................................         200,000
   Proceeds from initial public offering, net ................................     143,990,000
   Payment of offering costs .................................................      (4,396,646)
                                                                                 -------------
         Cash provided by financing activities ...............................     139,793,354
                                                                                 -------------
Net increase in cash .........................................................         201,001

Cash balance, beginning of period ............................................              --
                                                                                 -------------
Cash balance, end of period ..................................................   $     201,001
                                                                                 -------------
Supplemental disclosure of non-cash financing activities:

Effective March 10, 1999, the Company received an initial capital contribution as follows:
   Fixed assets ..............................................................   $   7,370,560
   Prepaid expenses ..........................................................       1,202,223
   Accrued compensation and benefits .........................................      (1,490,836)
   Accounts payable and accrued expenses .....................................      (1,626,648)
                                                                                 -------------
   Total non-cash capital contributed                                            $   5,455,299
                                                                                 =============

                      See notes to consolidated financial statements

                                                                                                                           Total
                                                  Common Stock    Common Stock   Additional Paid in   Accumulated      Stockholders'
                                                    Class A          Class B           Capital           Deficit          Equity
Balance, March 10, 1999 .........................   $   --         $     --             $   --             $   --         $   --
Cash capital contribution (100 Shares) ..........                         1            199,999                           200,000
Non-cash capital contribution (43,999,900 Shares)                   439,999          5,015,300                         5,455,299
Conversion of Class B common stock to Class A
   common stock (3,350,000 Shares) ..............    33,500         (33,500)                                                  --
Initial public offering of Class A common
   stock (7,000,000 Shares) .....................    70,000                        143,920,000                       143,990,000
Costs of initial public offering ................                                   (5,749,481)                       (5,749,481)
Issuance of options .............................                                    2,850,073                         2,850,073
Issuance of warrant .............................                                    1,352,835                         1,352,835
Net loss ........................................                                                     (12,586,913)   (12,586,913)
                                                  ---------       ---------      -------------      -------------   ------------
Balance, December 31, 1999 ...................... $ 103,500       $ 406,500      $ 147,588,726      $ (12,586,913)  $135,511,813
                                                  =========       =========      =============      =============   ============

                      See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the period from March 10, 1999 (date of commencement of operations)
                              to December 31, 1999

1.    Organization and Formation Transaction

      eSpeed, Inc. (eSpeed or, together with its wholly owned subsidiaries, the Company) is a majority owned subsidiary of Cantor Fitzgerald Securities (CFS), which in turn is a 99.5% owned subsidiary of Cantor Fitzgerald, L.P. (CFLP, or together with its subsidiaries, Cantor). eSpeed commenced operations on March 10, 1999 as a division of CFS. eSpeed is a Delaware corporation that was incorporated on June 3, 1999. The Company engages in the business of operating interactive business-to-business vertical electronic marketplaces designed to enable market participants to trade financial and non-financial products more efficiently and at a lower cost that traditional trading environments permit.

      In December 1999, the Company completed its initial public offering (the Offering) of 10,350,000 shares of Class A common stock at $22 per share, of which 7 million shares were sold by the Company, raising approximately $144 million in proceeds before Offering expenses. The remaining shares were sold by CFS.

      The accompanying financial statements include activities of the Company while operating as a division of CFS from March 10, 1999 to the Offering. The formation transactions include the initial capital contribution of net assets of $5,455,299. This contribution includes fixed assets with a net book value of $7,370,560 and prepaid expenses of $1,202,223, and the assumption of liabilities consisting of accrued compensation, accounts payable and other liabilities of $3,117,484. In exchange for the contribution of net assets, the Company issued Cantor 43,999,900 shares of Class B common stock. Immediately thereafter, Cantor converted 3,350,000 shares of Class B common stock to Class A common stock and sold them in the Offering.

2.    Summary of Significant Accounting Policies

      Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements. Estimates, by their nature, are based on judgment and available information. As such, actual results could differ from the estimates included in these consolidated financial statements.

      Transaction Revenues: Securities transactions and the related transaction revenues are recorded on a trade date basis.

      Fixed Assets: Fixed assets, which comprise computer and communication equipment and software, are depreciated over their estimated economic useful lives of three to five years using an accelerated method. Internal and external direct costs of application development and of obtaining software for internal use are capitalized and amortized over their estimated economic useful life of three years on a straight-line basis.

      Securities Purchased under Agreements to Resell: Securities purchased under agreements to resell (Resale, or Reverse Repurchase, Agreements) are accounted for as
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the period from March 10, 1999 (date of commencement of operations)
                              to December 31, 1999

collateralized investment transactions. It is the policy of the Company to obtain possession of the collateral with a market value equal to or in excess of the principal amount loaned. Collateral is valued daily and the Company may require counter-parties to deposit additional collateral or return amounts loaned when appropriate. The Company generally does not report assets received as collateral in Resale Agreements because the debtor typically has the right to substitute or redeem the collateral on short notice.

      Stock Options: Awards to employees of options to purchase the Class A common stock of the Company are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". No expense is recognized for awards under non-compensatory plans. Options granted to non-employees are accounted for under the Financial Accounting Standards Board's Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation", where the options granted are recognized based on the fair value of the options at the time of the grant.

      New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has evaluated the impact of adopting SFAS No. 133 and believes it will not have a material effect on its financial statements.

3.    Fixed Assets

Fixed assets consist of the following:                        December 31, 1999
                                                              ----------------

Computer and communication equipment.......................   $     9,544,265
Software, including software development costs.............         3,012,362
                                                              ---------------
                                                                   12,556,627
Less accumulated depreciation and amortization.............        (3,086,555)
                                                              ---------------

Fixed assets, net..........................................   $     9,470,072
                                                              ===============

4. Income Taxes

      Through December 9, 1999, the Company operated as a division of CFS, which is a New York partnership. Under applicable federal and state income tax laws, the taxable income or loss of a partnership is allocated to each partner based upon their ownership interest. CFS is, however, subject to the Unincorporated Business Tax (UBT) of the City of New York, and the benefit for income taxes represents a reduction in UBT. The loss generated by the Company while it operated as a division of CFS will be used as a reduction of the taxable income of CFS and, as such, the Company will be reimbursed for such tax and has recognized the tax benefit as an offset to payable to affiliates.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the period from March 10, 1999 (date of commencement of operations)
                              to December 31, 1999

      Since the commencement date of the Offering, December 10, 1999, the Company has been subject to income tax as a corporation. The net operating losses from that date, in the amount of $4,409,883 will be available on a carry forward basis through 2014 to offset future operating income of the Company.

5.    Commitments and Contingencies

      Leases: Under an administrative services agreement, eSpeed is obligated for minimum rental payments under various non-cancelable leases with third parties, principally for office space and computer equipment, expiring at various dates through 2014 as follows:

For the Period Ending December 31:
---------------------------------

2000.......................................................  $     4,435,118
2001.......................................................        4,273,899
2002.......................................................        4,193,291
2003.......................................................        4,152,367
2004.......................................................        4,115,995
Thereafter.................................................       20,352,341
                                                             ---------------
Total......................................................  $    41,523,011
                                                             ===============

      Rental expense under the above and under all other operating leases amounted to $3,738,303 for the period ended December 31, 1999.

      Legal Matters: On June 21, 1999, Cantor and its affiliate CFPH, LLC, brought suit against Liberty Brokerage Investment Corporation and Liberty Brokerage Inc. in the United States District Court for the District of Delaware for infringement of the Fraser et al. U.S. patent 5,905,974, entitled "Automated Auction Protocol Processor." Cantor alleged in the complaint that Liberty was infringing the `974 patent by making, using, selling and/or offering for sale systems and methods that embody or use the inventions claimed in the `974 patent. On August 10, 1999, Cantor and CFPH, L.L.C. voluntarily dismissed the suit without prejudice. Subsequently, on August 10, 1999, Liberty filed an action for declaratory judgment in the United States District Court for the District of Delaware against Cantor and two of its affiliates, Cantor Fitzgerald Securities and CFPH, LLC, claiming that the `974 patent was invalid, unenforceable and not infringed by Liberty. On October 12, 1999, Cantor, Cantor Fitzgerald Securities and CFPH, LLC moved (1) to dismiss all claims against Cantor Fitzgerald Securities for failure to state a claim upon which relief can be granted and (2) to dismiss the action as against Cantor, Cantor Fitzgerald Securities and CFPH, LLC for lack of an actual case or controversy within the meaning of 28 U.S.C. Section 2201. On November 22, 1999, the Court granted the motion to dismiss the action as against Cantor Fitzgerald Securities, and denied the motion to dismiss the action as against Cantor and its affiliate CFPH, LLC. On January 5, 2000, Liberty filed an Amended Complaint naming the Company as a defendant. On January 19, 2000, Cantor and CFPH, LLC filed a Second Renewed Motion to Dismiss the action. On March 8, 2000, oral
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the period from March 10, 1999 (date of commencement of operations)
                              to December 31, 1999

arguments took place on the Second Renewed Motion to Dismiss. No decision has been rendered. The Company has assumed responsibility for defending this suit on behalf of Cantor and its affiliates and the risk of loss associated with it.

      In February 1998, Market Data Corporation contracted with Chicago Board Brokerage (a company controlled by the Chicago Board of Trade and Prebon Yamane) to provide the technology for an electronic trading system to compete with Cantor's United States Treasury brokerage business. Market Data Corporation is controlled by Iris Cantor and Rodney Fisher, her nephew-in-law. Iris Cantor, a company under the control of Iris Cantor referred to herein as CFI, and Rodney Fisher are limited partners of Cantor Fitzgerald, L.P.

      In April 1998, Cantor Fitzgerald, L.P. filed a complaint in the Delaware Court of Chancery against Market Data Corporation, Iris Cantor, CFI, Rodney Fisher and Chicago Board Brokerage seeking an injunction and other remedies. The complaint alleges that Iris Cantor, CFI and Rodney Fisher violated certain duties, including fiduciary duties under Cantor's partnership agreement due to their competition with Cantor Fitzgerald, L.P. with respect to the electronic trading system mentioned above. The complaint further alleges that Market Data Corporation and Chicago Board Brokerage tortuously interfered with Cantor's partnership agreement and aided and abetted Iris Cantor's, CFI's and Rodney Fisher's breaches of fiduciary duty. Iris Cantor, CFI and Rodney Fisher counterclaimed seeking, among other things, (1) to reform agreements they have with Cantor Fitzgerald, L.P. and (2) a declaration that Cantor Fitzgerald, L.P. breached the implied covenant of good faith and fair dealing. Cantor has agreed to indemnify the Company for any liabilities that the Company incurs with respect to any current or future litigation involving (1) Market Data Corporation, (2) Iris Cantor, (3) CFI or (4) Rodney Fisher.

      Cantor Fitzgerald, L.P. settled its dispute with Chicago Board Brokerage in April 1999 and Chicago Board Brokerage subsequently announced it was disbanding its operations. On March 17, 2000, the Delaware Court of Chancery ruled in favor of Cantor Fitzgerald, L.P., finding that Iris Cantor, CFI and Rodney Fisher had breached the Partnership Agreement of Cantor Fitzgerald, L.P., and that Market Data Corporation had aided and abetted that breach. The court awarded Cantor Fitzgerald, L.P. declaratory judgment relief and court costs and attorneys' fees. Counsel for the defendants have expressed their intentions to appeal this result. The Company believes Market Data Corporation's technology for electronic trading systems will be of substantial assistance to competitors in the wholesale market if provided to them.

      Two related actions are pending in New York. In a case pending in the Supreme Court of New York, New York County, plaintiff Cantor Fitzgerald, L.P. alleges, among other things, that defendants Market Data Corporation, CFI, Iris Cantor and Rodney Fisher misused confidential information of Cantor Fitzgerald, L.P. in connection with the above mentioned provision of technology to Chicago Board Brokerage. In a case pending in the United States District Court for the Southern District of New York, CFI and Iris Cantor allege, among other things, that certain senior officers of Cantor Fitzgerald, L.P. breached fiduciary duties they owed to CFI. The allegations in this lawsuit relate to several of the same events underlying the court proceedings in
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the period from March 10, 1999 (date of commencement of operations)
                              to December 31, 1999

Delaware. Neither of these two cases has been pursued during the pending of the court proceedings in Delaware.

      In addition to the allegations set forth in the pending lawsuits, Cantor has received correspondence from the attorneys representing Iris Cantor, CFI, Market Data Corporation and Rodney Fisher in the proceedings in Delaware, expressing a purported concern that Cantor and/or certain of its partners may be in breach of Cantor's partnership agreement (including, among other things, the partnership agreement's provisions relating to competition with the partnership) and the general partnership agreement of Cantor Fitzgerald Securities with respect to the Company's initial public offering. Generally, these attorneys have alleged that various purported conflicts of interest will exist arising from the fact that certain of the Company's directors and officers will simultaneously hold positions with Cantor Fitzgerald, L.P. Moreover, these attorneys have asserted that the Company's business plan may not be consistent with certain purported rights of Market Data Corporation (including purported intellectual property rights) and other parties and they requested more information regarding the Company's initial public offering.

      Although the Company does not expect to incur any losses with respect to the pending lawsuits or supplemental allegations surrounding Cantor's partnership agreement, Cantor has agreed to indemnify the Company with respect to any liabilities the Company incurs as a result of such lawsuits or allegations.

      Cantor and Reuters were parties to a confidential arbitration under the auspices of the American Arbitration Association in New York, New York, which began in June 1995 with respect to a January 1993 agreement among Reuters, Cantor and Market Data Corporation. The agreement executed in 1993 involved, among other things, the delivery by Cantor of certain market data arising out of non-United States government bond and U.S. municipal bond interdealer brokerage transactions for transmittal over Reuters' network. The agreement also contemplated the joint development by Cantor and Reuters of an electronic trading system for certain transactions in non-United States government bonds. Cantor and Reuters did not develop this electronic trading system. In the arbitration, Reuters alleged that Cantor materially breached the agreement primarily by failing to provide non-screen, voice brokerage data concerning non-United States government bonds and U.S. municipal bonds that Reuters contends are subject to the agreement and fraud. Reuters sought to recover from Cantor amounts representing past payments for market data, the reimbursement of attorneys' fees and other damages. Cantor denied Reuters' allegations that there had been any material breach of this agreement or fraud, and asserted a breach of contract claim and various other counterclaims against Reuters, including claims for Reuters' failure since February 1997 to pay any of the money due Cantor for data under this agreement. In February 1997, Reuters unilaterally ceased making such payments to Cantor in connection with the dispute and in November 1999 stopped distributing Cantor's market data that was provided to Reuters.

      On December 30, 1999, Cantor entered into a new agreement with Reuters pursuant to which Cantor and Reuters settled outstanding disputes and terminated the 1993 agreement. The Company cannot assure you that Market Data Corporation will not seek to assert claims against
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the period from March 10, 1999 (date of commencement of operations)
                              to December 31, 1999

the Company or Cantor relating to our activities with respect to the 1993 agreement or the arbitration. Cantor has agreed to indemnify the Company with respect to any claims that may be asserted by Market Data Corporation or Reuters relating to the 1993 agreement or arising out of the arbitration.

      On May 5, 1999, Cantor, The Board of Trade of the City of Chicago, The New York Mercantile Exchange and The Chicago Mercantile Exchange, were sued by Electronic Trading Systems, Inc. in the United States District Court for the Northern District of Texas (Dallas Division) for alleged infringement of Wagner United States patent 4,903,201, entitled "Automated Futures Trade Exchange". The patent relates to a system and method for implementing an electronic, computer-automated futures exchange. On July 1, 1999, Cantor answered the complaint, asserting, among other things, that the `201 patent was invalid and not infringed by Cantor and that Cantor was not the real party in interest. Although not identified by the complaint, Cantor believes that the system being charged with infringement is a version of the electronic trading system used by the Cantor Exchange((Service Mark)), which Cantor contributed to the Company in December 1999. Electronic Trading Systems Corporation executed a Covenant Not to Sue, Release and Settlement Agreement, dated February 18, 2000, pursuant to which it agreed not to sue Cantor Fitzgerald, L.P. or any of its affiliates or successors, including the Company, or any customers, for infringement of the `201 patent by the Cantor Exchange((Service Mark)). On March 22, 2000, counsel to the parties filed with the court a Joint Stipulation and (proposed) Order of Dismissal requesting that Cantor Fitzgerald, L.P. be dismissed from the case without prejudice by Electronic Trading Systems Corporation. On March 23, 2000, the Court signed an Agreed Order of Dismissal and on March 24, 2000 Cantor Fitzgerald, L.P. was dismissed from the case.

      Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

      Risks and Uncertainties: The majority of the Company's revenues consist of fees earned from Cantor in connection with its interactive electronic business-to-business vertical marketplaces. Revenues for these services are transaction based. As a result, the Company's revenues could vary based on the transaction volume of financial markets around the world.

6.    Related Party Transactions

      At December 31, 1999, the Company had overnight Resale Agreements with CFS totaling $134,644,521, including accrued interest. Under the terms of the agreement, the securities collateralizing the Resale Agreements are held under a custodial arrangement with a third party bank.

      Under a Joint Services Agreement among the Company and Cantor, the Company earns transaction revenue equal to a percentage of Cantor's commission revenue on customer transactions for services provided by the Company. The percentage of the transaction revenues range from 2.5% to 100%, depending on the type of electronic services provided for the
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the period from March 10, 1999 (date of commencement of operations)
                              to December 31, 1999

transaction. Revenues from such transactions during the period ended December 31, 1999 totaled $25,381,547.

      On certain transactions (those where the Company receives 100% of the commission revenue share), Cantor provides the Company with fulfillment services for which Cantor is paid a fee of 20% or 35% of the transaction revenue earned on the transaction. Charges to the Company from Cantor for such fulfillment services during the period ended December 31, 1999 totaled $3,527,945.

      Under the Administrative Services Agreement, the Company provides network, data center and server administration support and other technology services to Cantor. The Company charges Cantor for these services commensurate with its costs of providing these services. System services fees received from Cantor during the period ended December 31, 1999 totaled $12,459,574.

      Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, sales and marketing, legal and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Service Agreement has a three-year term which will renew automatically for successive one-year terms unless cancelled upon six month's prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the period ended December 31, 1999 totaling $1,662,058.

7. Capitalization

      The rights of holders of shares of Class A and Class B common stock are substantially identical, except that holders of Class B common stock are entitled to 10 votes per share, while holders of Class A common stock are entitled to one vote per share. Additionally, each share of Class B common stock is convertible at any time, at the option of the holder, into one share of Class A common stock.

8. Regulatory Capital Requirements

      Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to Securities and Exchange Commission (SEC) broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At December 31, 1999, eSpeed Government Securities, Inc.'s liquid capital of $1,536,699 was in excess of minimum requirements by $1,511,699.

      Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act of 1934 which requires the maintenance of minimum net capital and requires that the ratio of aggregate
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the period from March 10, 1999 (date of commencement of operations)
                              to December 31, 1999

indebtedness to net capital, both as defined, shall not exceed 8 to 1. At December 31, 1999, eSpeed Securities, Inc. had net capital of $1,048,849, which was $572,325 in excess of its required net capital of $476,524, and eSpeed Securities, Inc.'s net capital ratio was 3.63 to 1.

9.    Deferred Compensation Plan

      Employees of the Company are eligible to participate in the Cantor Fitzgerald Deferral Plan (the Plan), which is a deferred-salary plan sponsored by CFLP, whereby an eligible employee may elect to defer a portion of his salary by directing the Company to contribute to the Plan. The Plan is available to all employees of the Company meeting certain eligibility requirements and is subject to the provisions of the Employee Retirement Income Security Act of 1974. While the Company has the option to contribute to the Plan on behalf of its participants, no such contribution was made during the period ended December 31, 1999. The administration of the Plan is performed by CFLP. The Company pays its proportionate share of such administrative costs under the Administrative Services Agreement.

10.   Long-Term Incentive Plan

      The Company has adopted a Long-Term Incentive Plan (the LT Plan) which will provide for awards in the form of 1) either incentive stock options or non-qualified stock options (NQSOs); 2) stock appreciation rights; 3) restricted or deferred stock; 4) dividend equivalents; 5) bonus shares and awards in lieu of obligations to pay cash compensation; and 6) other awards, the value of which is based in whole or in part upon the value of eSpeed's common stock.

      The Compensation Committee of the Board of Directors administers the LT Plan and is generally empowered to select the individuals who will receive the awards and the terms and conditions of those awards.

      The LT Plan also authorizes the automatic grant of NQSOs to non-employee directors upon initial election as a director and additional grants at each annual meeting thereafter. These options will have an exercise price equal to the fair market value of the Class A common stock on the date of grant.

11. Stock Purchase Plan

      The Company has adopted a Stock Purchase Plan to permit eligible, including employees of Cantor, employees to purchase shares of eSpeed common stock at a discount. At the end of each purchase period, as defined, accumulated payroll deductions will be used to purchase stock at a price determined by a Stock Purchase Plan Administrative Committee, which will generally not be less than 85% of the lowest market price at various defined dates during the purchase period. The Company has reserved 425,000 shares of Class A common stock for issuance under the Stock Purchase Plan.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the period from March 10, 1999 (date of commencement of operations)
                              to December 31, 1999

12. Options and Warrants

      In connection and concurrent with the Offering, the Company issued options under the LT Plan to employees of Cantor, outside directors of the Company, and employees of the Company. In addition, the Company issued a warrant to a consultant. The options and warrants have contractual expiration dates of either five or ten years from the grant date, and give the holder the right to purchase shares of the Company's Class A common stock at the initial public offering price of $22. No options or warrants were exercised or expired and 24,900 options were forfeited during the period ended December 31, 1999.

      The fair value of the options and warrants was estimated using a modified Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 6%, no expected dividends, expected stock price volatility of 55%, and expected lives ranging from three to eight years from the grant date. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options or warrants.

      The Company issued 135,000 warrants to a consultant in connection with the Offering. The grant date estimated fair value of $1,352,835 has been recorded as an increase to additional paid in capital and as an increase in Offering costs which have been charged against additional paid in capital. Accordingly, the issuance of the warrants resulted in no net change in additional paid in capital. The warrants are exercisable commencing on the one-year anniversary of the Offering.

      The Company issued 282,005 vested options to Cantor employees that are exercisable on the first anniversary of the Offering and issued 10,000 immediately exercisable options to a consultant. The estimated fair value of the options at the time of the Offering resulted in a one-time non-cash charge to the Company of $2,850,073.

      The Company also issued 6,227,445 options to employees and outside directors of the Company, of which 500,000 are immediately exercisable. The remaining options vest as follows: 3,915,000 spread ratably over the five successive anniversaries of the Offering, 1,752,445 spread ratably over the four successive anniversaries of the Offering, and 60,000 spread ratably over the three successive six month anniversaries of the Offering. The options had an estimated fair value of $82,758,567 as of the grant date. Had the Company accounted for these options in its stock based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123, the Company's net loss and loss per common share would have increased by $6,642,591 and $0.15, respectively.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the period from March 10, 1999 (date of commencement of operations)
                              to December 31, 1999

      As of December 31, 1999, the weighted average remaining contractual life of options and warrants outstanding was approximately 9-1/4 years; and options for 510,000 shares were currently exercisable.

13. Segment and Geographic Data

      Segment Information: The Company currently operates its business in one segment, that of operating interactive electronic business-to-business vertical marketplaces for the trading of financial and non-financial products. This segment comprised approximately 66% of revenues for the period ended December 31, 1999. The remainder of the Company's revenues was derived from system services fees received from Cantor and interest income.

      Geographic Information: The Company operates in the Americas, Europe, and Asia. Revenue attribution for purposes of preparing geographic data is principally based upon the marketplace where the financial product is traded, which, as a result of regulatory jurisdiction constraints in most circumstances, is also representative of the location of the client generating the transaction resulting in commissionable revenue. The information that follows, in management's judgement, provides a reasonable representation of the activities of each region as of and for the period ended December 31, 1999:

TRANSACTION REVENUES
Europe...................................................     $       5,392,923
Asia.....................................................               450,457
                                                              -----------------
Total Non-Americas.......................................             5,843,380
Americas.................................................            19,538,167
                                                              -----------------
TOTAL....................................................            25,381,547
                                                              =================

AVERAGE LONG-LIVED ASSETS
Europe...................................................     $       2,257,914
Asia.....................................................               925,790
                                                              -----------------
Total Non-Americas.......................................             3,183,704
Americas.................................................             5,236,613
                                                              -----------------
TOTAL....................................................     $       8,420,317
                                                              =================
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the period from March 10, 1999 (date of commencement of operations)
                              to December 31, 1999


Quarterly Information (Unaudited)

      The unaudited quarterly results of operations of the Company for 1999 are prepared in accordance with generally accepted accounting principles. The information presented reflects all adjustments (which consist of normal recurring accruals) that are, in management's opinion, necessary for the fair presentation of results of operations for the periods presented. Results of any period are not necessarily indicative of results for a full year.


                                                                                        Quarter Ended
                                                  March 10          ------------------------------------------------------
                                                   through             June 25,           September            December 31,
                                                   26, 1999             1999               24, 1999                1999
                                               ------------         ------------         ------------         ------------
Total revenues .........................       $  1,948,250         $ 10,569,356         $ 11,621,863         $ 14,049,456
Total expenses .........................          2,486,758           13,321,989           15,116,370           20,062,610
                                               ------------         ------------         ------------         ------------
Loss before provision for income taxes..           (538,508)          (2,752,633)          (3,494,507)          (6,013,154)
Income tax benefit .....................             13,470               68,849               89,488               40,082
                                               ------------         ------------         ------------         ------------
Net loss ...............................       $   (525,038)        $ (2,683,784)        $ (3,405,019)        $ (5,973,072)
                                               ============         ============         ============         ============
Net loss per share .....................       $      (0.01)        $      (0.06)        $      (0.08)        $      (0.13)
                                               ============         ============         ============         ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information regarding our directors and executive officers:

Name                                     Age         Title
----                                     ---         -----
Howard W. Lutnick...................     38          Chairman of the Board and
                                                     Chief Executive Officer
Frederick T. Varacchi...............     34          President and Chief
                                                     Operating Officer;
                                                     Director
Douglas B. Gardner..................     38          Vice Chairman; Director
Kevin C. Piccoli....................     42          Senior Vice President and
                                                     Chief Financial Officer
Stephen M. Merkel...................     41          Senior Vice President,
                                                     General Counsel and
                                                     Secretary
Richard C. Breeden..................     50          Director(1)
Larry R. Carter.....................     56          Director(1)
William J. Moran....................     58          Director(1)
Joseph P. Shea......................     45          Director
-----------
(1)  Non-employee director.

      Howard W. Lutnick. Mr. Lutnick has been our Chairman of the Board of Directors and Chief Executive Officer since June 1999. Mr. Lutnick joined Cantor in 1983 and has served as President and Chief Executive Officer of Cantor since 1991. He directs all facets of eSpeed's and Cantor's worldwide operations. Mr. Lutnick's company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick serves as co-chairman of the Cantor Exchange((Service
Mark)). Mr. Lutnick is a member of the Executive Committee of the Intrepid Museum Foundation's Board of Trustees, the Zachary and Elizabeth M. Fisher Center for Alzheimer's Disease Research at Rockefeller University, the Board of Managers of Haverford College, the Board of Directors of City Harvest and the Board of Directors of New York City Public/Private Initiatives, Inc.

      Frederick T. Varacchi. Mr. Varacchi has been our President and Chief Operating Officer since June 1999. Mr. Varacchi has been an Executive Managing Director and the Chief Operating Officer of Cantor since October 1999. From March 1998 to October 1999, he served as Senior Managing Director and Chief Information Officer of Cantor. Before joining Cantor, Mr. Varacchi was Senior Vice President and Chief Technology Officer of Greenwich/Natwest Capital Markets, overseeing information technology for the company from January 1995 to February 1998. From March 1990 to January 1995, Mr. Varacchi worked for Chase Manhattan Bank, where he held a variety of senior technology positions, including Head of Global Network Systems for Private Banking. From January 1989 to March 1990, Mr. Varacchi served in a variety of positions with Salomon Smith Barney, including as Head of Front Office Systems. Mr.

Varacchi is a member of the Board of Directors of Expert Ease Software and QV Trading Systems Inc.

      Douglas B. Gardner. Mr. Gardner has been our Vice Chairman since June 1999. Mr. Gardner has been an Executive Managing Director of Cantor since October 1999. He previously served as Senior Managing Director and Chief Administrative Officer of Cantor from January 1994 to October 1999, where he was responsible for overseeing all worldwide finance and support related functions. Mr. Gardner serves as a director and is on the executive and finance committees of the Cantor Exchange((Service Mark)). Prior to joining Cantor, Mr. Gardner was a partner of DG Equities, a commercial and residential real estate developer and owner. From 1983 to 1985, Mr. Gardner was associated with Lehman Brothers in the High-Technology Division of its Corporate Finance Department.

      Kevin C. Piccoli. Mr. Piccoli has been our Senior Vice President and Chief Financial Officer since September 1999. He has been a Managing Director of Cantor since October 1999 and Senior Vice President and Chief Financial Officer of Cantor, responsible for its global accounting, regulatory, management reporting and treasury functions, since July 1999. Prior to joining Cantor, he was a Managing Director and Chief Financial Officer at Greenwich Capital Holdings, Inc., a subsidiary of National Westminster Bank, from April 1992 to July 1999. Mr. Piccoli's responsibilities at Greenwich included global accounting, tax and regulatory reporting. Prior to joining Greenwich in April 1992, Mr. Piccoli was an audit partner at Coopers & Lybrand.

      Stephen M. Merkel. Mr. Merkel has been our Senior Vice President, General Counsel and Secretary since June 1999. Mr. Merkel has also been Senior Vice President, General Counsel and Secretary of Cantor since 1993, where he is responsible for Cantor's legal, compliance, tax, risk and credit departments. Mr. Merkel serves as a director and Secretary of the Cantor Exchange((Service
Mark)). Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was associated with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison.

      Richard C. Breeden. Mr. Breeden has been our director since December 1999. Mr. Breeden has been Chairman of the Board and Chief Executive Officer of Equivest Finance, Inc., a publicly traded vacation ownership company, since October 1997 and President since October 1998. Mr. Breeden has served as Trustee for the Bennett Funding Group, Inc. since 1996. Mr. Breeden also has served as President of Richard C. Breeden & Co., a consulting firm, since 1996. From 1993 to 1996, Mr. Breeden served as Chairman of the worldwide financial services practice of Coopers & Lybrand and, from 1989 to 1993, Mr. Breeden was Chairman of the U.S. Securities and Exchange Commission. Mr. Breeden was a director of The Philadelphia Stock Exchange, Inc.

      Larry R. Carter. Mr. Carter has been our director since December 1999. Mr. Carter joined Cisco Systems in January 1995 as Vice President, Finance and Administration and as Chief Financial Officer and Secretary. In July 1997, he was promoted to Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary. From 1992 to January 1995, Mr. Carter was Vice President and Corporate Controller at Advanced Micro Devices. His career also includes four years with V.L.S.I. Technology Inc. as Vice President, Finance and Chief Financial Officer and two years at S.G.S. Thompson Microelectronics Inc. as Vice President, Finance, Administration and Chief Financial Officer. He also spent 19 years at Motorola, Inc., where he held a variety of financial positions, the last being Vice President and Controller, M.O.S. Group. Mr. Carter is on the Board of Directors of Network Appliance, Inc., Ultratech Stepper, Inc. and QLogic Corporation.

      William J. Moran. Mr. Moran has been our director since December 1999. Mr. Moran joined the Chase Manhattan Corporation and the Chase Manhattan Bank in 1975 as Internal Control Executive. After several promotions, Mr. Moran was named General Auditor in 1992, Executive Vice President in 1997 and a member of the Management Committee in 1999. Before joining Chase, Mr. Moran was with the accounting firm of Peat, Marwick, Mitchell & Co. for nine years.

      Joseph P. Shea. Mr. Shea has been our director since December 1999. Mr. Shea has been with Cantor since 1989. He has been Executive Managing Director since October 1999, was Senior Managing Director in charge of U.S. taxable fixed income securities from 1997 to 1999, was Managing Director of the corporate bond and U.S. government agency securities departments from 1995 to 1997 and was Managing Director of the corporate bond department from 1989 to 1995.

Committees of the Board

      The members of the Audit Committee are Messrs. Breeden, Carter and Moran, all of whom are non-employee directors. The Audit Committee is responsible for recommending to the board of directors the engagement of our independent auditors and reviewing with our independent auditors the conduct and results of the audits, our internal accounting controls, audit practices and the professional services furnished by our independent auditors.

      The members of the Compensation Committee are Messrs. Breeden, Carter and Moran, all of whom are non-employee directors. The Compensation Committee is responsible for reviewing and approving all compensation agreements for our officers and for administering our stock option plan and our stock purchase plan.

      The Audit Committee and the Compensation Committee were each formed upon the closing of the initial public offering in December 1999. Neither committee met during the year ended December 31, 1999.

Compensation of Directors

      Directors who are also our employees do not receive additional compensation for serving as directors. We have granted our initial non-employee directors options to purchase 20,000 shares of our common stock at an exercise price per share equal to $22.00, which was the initial public offering price of our Class A common stock on December 10, 1999. Any other options to be granted to non-employee directors will be in amounts to be determined by our board of directors. Non-employee directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of our board of directors or committees of our board of directors.

      SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership at the Securities and Exchange Commission. Specific due dates for these forms have been established, and we are required to disclose in this report any failure to file by these dates.

      Based solely on our review of the copies of such forms received by it with respect to fiscal 1999, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis, except for Mr. Moran's Form 3, which was amended to report inadvertently omitted information, and Mr. Merkel's Form 4, which was filed late.

ITEM 11. EXECUTIVE COMPENSATION

      The following table provides certain summary information concerning all compensation earned by our Chief Executive Officer and each of the other four most highly compensated executive officers (collectively, the "Named Executive Officers") whose annual salary and bonus for the year ended December 31, 1999 exceeded $100,000 in the aggregate.

                           Summary Compensation Table

                                           March 10, 1999           Long-Term
                                          through December     Compensation Awards
                                              31, 1999         Securities Underlying
Name and Principal Position     Year     Compensation-Salary        Options (#)
---------------------------     ----     -------------------   ---------------------
Howard W. Lutnick.........      1999          $280,000              2,500,000
  Chairman and Chief
  Executive Officer

Frederick T. Varacchi.....      1999           400,000                800,000
  President and Chief
  Operating Officer

Douglas B. Gardner........      1999           200,000                375,000
  Vice Chairman

Kevin C. Piccoli..........      1999           100,000                 65,000
  Senior Vice President
  and Chief Financial
  Officer

Stephen M. Merkel.........      1999           120,000                100,000
  Senior Vice President
  and General Counsel

The following table sets forth the options granted during 1999 and the value of the options held on December 31, 1999 by our Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants
  --------------------------------------------------------------------------------------------------------------------------------
                                   Number of
                                    Shares       Percent of Total
                                  Underlying      Options Granted    Exercise or Base                       Grant Date Present
                                    Options       to Employees in         Price            Expiration          Value ($)(3)
  Name                              Granted            1999             ($/share)             Date
  --------------------------       -----------   ----------------    ----------------      ----------       ------------------
  Howard W. Lutnick..........      2,000,000(1)        34.9%              $22.00            12/09/09            $ 29,089,173
  Howard W. Lutnick..........        500,000(2)         8.7%              $22.00            12/09/04            $  5,344,797
  Frederick T. Varacchi......        800,000(1)        13.9%              $22.00            12/09/09            $ 11,635,669
  Douglas B. Gardner.........        375,000(1)         6.5%              $22,00            12/09/09            $  5,454,220
  Kevin C. Piccoli...........         65,000(1)         1.1%              $22.00            12/09/09            $    945,398
  Stephen M. Merkel..........        100,000(1)         1.7%              $22.00            12/09/09            $  1,454,459

------------

(1) The options vest and become exercisable in five annual installments beginning December 10, 2000.

(2)   These options are immediately vested and exercisable.

(3) The fair value of the options was estimated using a modified Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 6%, no expected dividends, expected stock price volatility of 55 and assumed to be exercised at 80% of their original life.

           The following table provides information, with respect to the Named Executive Officers, concerning options held as of December 31, 1999.

                 Aggregated Option/Exercises In Last Fiscal Year
                        and Fiscal Year-End Option/Values

                                                               Number of Securities Underlying     Value of Unexercised In-the-Money
                                                              Unexercised Options/SARs at Fiscal         Options/ SARs at Fiscal
                           Shares Acquired    Value Realized             Year-End (#)                        Year-End($)(1)
          Name              on Exercise (#)   on Exercise ($) Exercisable       Unexercisable       Exercisable      Unexercisable
-----------------------    ----------------  ---------------- -----------       -------------       -----------       -------------
Howard W. Lutnick.............   0                 --            500,000           2,000,000         $6,781,250       $27,125,000
Frederick T. Varacchi.........   0                 --               0                800,000              0            10,850,000
Douglas B. Gardner............   0                 --               0                375,000              0             5,085,938
Kevin C. Piccoli..............   0                 --               0                 65,000              0               881,563
Stephen M. Merkel.............   0                 --               0                100,000              0             1,356,250
----------

(1) Based on the last reported price of $35.5625 for the Class A common stock on December 31, 1999.

Compensation Committee Interlock and Insider Participation

      The Compensation Committee of the board of directors consists of Messrs. Breeden, Carter and Moran. All of the members of the Compensation Committee are non-employee directors and are not former officers. During 1999, none of our executive officers served as a member of the board of directors or on the compensation committee of a corporation where any of its executive officers served on our Compensation Committee or on our board of directors.

1999 Long-Term Incentive Plan

      In December 1999, our board of directors and stockholder approved the adoption of our 1999 Long-Term Incentive Plan. The purpose of the plan is to allow us to attract, retain and award present and prospective officers, employees, directors, consultants and certain other individuals (including employees of Cantor) and to compensate them in a way that provides additional incentives and enables such individuals to increase their ownership interests in our Class A common stock. Individual awards under the plan may take the form of:

      o     either incentive stock options or non-qualified stock options;

      o     stock appreciation rights;

      o     restricted or deferred stock;

      o     dividend equivalents;

      o bonus shares and awards in lieu of our obligations to pay cash compensation; and

      o other awards, the value of which is based in whole or in part upon the value of our Class A common stock.

      The plan is generally administered by the Compensation Committee, except that our board will perform the committee's functions under the plan for purposes of grants of awards to non-employee directors, and may perform any other function of the committee as well. The Compensation Committee generally is empowered to select the individuals who will receive awards and the terms and conditions of those awards, including the number of shares subject to the award exercise prices for options and other exercisable awards, vesting and forfeiture conditions (if any), performance conditions, the extent to which awards may be transferable and periods during which awards will remain outstanding. Awards may be settled in cash, shares, other awards or other property, as determined by the Compensation Committee. In January 2000, our board delegated its authority to grant awards under the plan, other than grants to executive officers and directors, to a combination of either (i) Mr. Lutnick and Mr. Varacchi or (ii) Mr. Lutnick and Mr. Gardner, provided that the Compensation Committee will review such grants on a quarterly basis.

      The maximum number of shares of our Class A common stock that may be subject to outstanding awards under the plan will not exceed 20% of the aggregate number of shares of all classes of common stock outstanding determined immediately after each award is granted. The number of shares deliverable upon exercise of incentive stock options is limited to 10,000,000 shares of Class A common stock.

      In connection with our initial public offering on December 10, 1999, options in the form of non-qualified stock options to purchase a total of 6,227,445 shares of Class A common stock had been granted to our directors, executive officers and other employees as follows: 20,000 shares to each of our three initial non-employee directors, 250,000 shares to Joseph Shea, 2,500,000 shares to Howard Lutnick, 800,000 shares to Frederick Varacchi, 375,000 shares to Douglas Gardner, 100,000 shares to Stephen Merkel, 65,000 shares to Kevin Piccoli, 2,077,445 shares to our other employees and other persons eligible to receive options under our plan. In addition, options to purchase 282,005 shares to employees of Cantor and 10,000 shares to a consultant were also issued in connection with our initial public offering. Each of the above options has an exercise price per share equal to the initial public offering price. Except as to Mr. Lutnick, all options are non-transferable. As to Mr. Lutnick, the options to purchase 500,000 shares are immediately exercisable and are transferable to members of his family (or a trust established for the benefit of his family) in order to facilitate his estate planning. In addition, the options issued to the consultant are exercisable immediately. The options granted to our executive officers vest over a period of five years and the options granted to all other employees vest over a period of four years. All options and expire on the earlier of 10 years after the date of grant or in connection with a termination of employment. However, Mr. Lutnick's immediately exercisable options and the options granted to Cantor employees expire five years after the date of grant and generally do not terminate in connection with a termination of employment. All options generally shall vest and become exercisable upon a change in control of eSpeed, except that as to Messrs. Varacchi, Gardner, Merkel, Piccoli, Shea and Lee Amaitis (the "Covered Employees"), their options shall vest but continue to become exercisable in accordance with their original vesting schedule (regardless of whether their employment with eSpeed continues).

However, if, following the change in control of eSpeed, Mr. Lutnick at any time ceases to be eSpeed's chairman and chief executive officer (other than by reason of his death or disability), all then-unexercisable options held by the Covered Employees shall become fully exercisable as of such date.

      The plan will remain in effect until terminated by our board. The plan may be amended by our board without the consent of our stockholders, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which our common stock may then be listed or quoted.

      The number of shares reserved or deliverable under the plan and the number of shares subject to outstanding awards are subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events.

      We generally will be entitled to a tax deduction equal to the amount of compensation realized by a participant through awards under the plan, except (1) no deduction is permitted in connection with incentive stock options if the participant holds the shares acquired upon exercise for the required holding periods; and (2) deductions for some awards could be limited under the $1.0 million deductibility cap of Section 162(m) of the Internal Revenue Code. This limitation, however, should not apply to awards granted under the plan during a grace period of approximately three years following our initial public offering in December 1999 , and should not apply to certain options, stock appreciation rights and performance-based awards granted thereafter if we comply with certain requirements under Section 162(m).

Stock Purchase Plan

      In November 1999, our board of directors and stockholder approved the adoption of our Stock Purchase Plan. The Stock Purchase Plan will permit our eligible employees to purchase shares of our common stock at a discount. Employees who elect to participate will have amounts withheld through payroll deductions during purchase periods. At the end of each purchase period, accumulated payroll deductions will be used to purchase stock at a price determined by the administrative committee that administers the Stock Purchase Plan, but which will not be less than 85% of the lower of the market price at the beginning of the purchase period or the end of the purchase period, including interim dates, as may be determined by the administrative committee. Our Class A common stock that is purchased under the Stock Purchase Plan may be subject to a holding period. We have reserved 425,000 shares of our Class A common stock for issuance under the Stock Purchase Plan.

      The Stock Purchase Plan will remain in effect until terminated by our board or until no shares of our Class A common stock are available for issuance under the Stock Purchase Plan. The Stock Purchase Plan may be amended by our board without the consent of our stockholders, except that any amendment, although effective when made, will be subject to stockholder approval if required by any federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which our common stock may then be listed or quoted.

      The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code, and as such, we will not be entitled to any tax deduction where a participant holds the purchased shares for the longer of two years from the beginning of the purchase period, or one year from the end of the purchase period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      By Management. The following table sets forth certain information, as of March 15, 2000, with respect to the beneficial ownership of our common equity by: (i) each director; (ii) each of the Named Executive Officers; and (iii) all executive officers and directors as a group. Each person listed below can be reached at our headquarters located at One World Trade Center, 103rd Floor, New York, NY 10048. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal amount of number of shares of Class A common stock for purposes of this table.

                                                                 Beneficial Ownership(1)
                                           -------------------------------------------------------------
                                              Class A Common Stock                Class B Common Stock
                                           ---------------------------         -------------------------
       Name                                    Shares              %               Shares           %
----------------------------------------   -------------      --------         --------------     -----
Howard W. Lutnick.......................   41,150,000(2)         79.9%         40,650,000(3)      100%
Frederick T. Varacchi...................         --                --                 --           --
Douglas B. Gardner......................         --                --                 --           --
Kevin C. Piccoli........................         --                --                 --           --
Stephen M. Merkel(4)....................        2,250               *                 --           --
Richard C. Breeden......................       22,500               *                 --           --
Larry R. Carter(5)......................       45,500               *                 --           --
William J. Moran........................        3,000               *                 --           --
Joseph P. Shea..........................         --                --                 --           --

All executive officers and
directors as a group (9 persons).......    41,223,250            80.0%           40,650,000       100%

-------------------

*     Less than 1 %

(1) Based upon information supplied by officers and directors, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(2) Consists of (1) 500,000 immediately exercisable options, (2) 8,800,000 shares of Class B common stock held by Cantor Fitzgerald, L.P., which shares are immediately convertible into shares of Class A common stock, and (3) 31,850,000 shares of Class B common stock held by Cantor Fitzgerald Securities, which shares are immediately convertible into Class A common stock. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the Managing General Partner of Cantor Fitzgerald, L.P. and Mr. Lutnick is the President and sole stockholder of CF Group Management, Inc.

(3) Consists of (1) 8,800,000 shares of Class B common stock held by Cantor Fitzgerald, L.P., which shares are immediately convertible into shares of Class A common stock, and (2) 31,850,000 shares of Class B common stock held by Cantor Fitzgerald Securities, which shares are immediately convertible into Class A common stock. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the Managing General Partner of Cantor Fitzgerald, L.P. and Mr. Lutnick is the President and sole stockholder of CF Group Management, Inc.

(4)   These shares are beneficially owned by Mr. Merkel's spouse.

(5) The shares are owned by Cavallino Ventures LLC, of which Mr. Carter is the President.

      By Others. The following table sets forth certain information, as of March 15, 2000, with respect to the beneficial ownership of our common equity by each person or entity known to us to beneficially own more than 5% of our Class A common stock and Class B common stock, other than our officers and directors. Unless indicated otherwise, the address of each entity listed is One World Trade Center, New York, NY 10048, and each entity listed has sole voting and investment powers over the shares beneficially owned. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal amount of number of shares of Class A common stock for purposes of this table.

                                                                                    Beneficial Ownership(1)
                                                                 -----------------------------------------------------------
                                                                     Class A Common Stock              Class B Common Stock
                                                                 ---------------------------        ------------------------
                   Name                                             Shares              %              Shares           %(2)
-------------------------------------------------------------    ------------        -------        ------------       -----
Cantor Fitzgerald Securities.................................    31,850,000(3)       75.5%(4)        31,850,000        78.35%
Cantor Fitzgerald, L.P.......................................    40,650,000(5)       79.7%(6)        40,650,000(5)       100%
CF Group Management, Inc.....................................    40,650,000(7)       79.7%(6)        40,650,000(7)       100%
Fred Alger(8)................................................       874,200          8.5%(9)             --              --
Essex Investment Management Company(10)......................     1,291,405         12.5%(9)             --              --
Nicholas Applegate Capital Management(11)....................       703,011          6.8%(9)             --              --
-------------------

(1)   Based upon filings under Section 13 of the Exchange Act.

(2) Based on 40,650,000 shares of Class B common stock outstanding on March 15, 2000.

(3) Consists of 31,850,000 shares of Class B common stock which are immediately convertible into shares of Class A common stock.

(4) Percentage based on 10,350,000 shares of Class A common stock outstanding on March 15, 2000 and 31,850,000 shares of Class B common stock immediately convertible into Class A common stock.

(5) Consists of 8,800,000 shares of Class B common stock owned by Cantor Fitzgerald, L.P. and 31,850,000 shares of Class B common stock owned by Cantor Fitzgerald Securities, which shares are immediately convertible into Class A common stock. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities.

(6) Percentage based on 10,350,000 shares of Class A common stock outstanding on March 15, 2000 and 40,650,000 shares of Class B common stock immediately convertible into Class A common stock.

(7) Includes 31,850,000 shares of Class B common stock held by Cantor Fitzgerald Securities and 8,800,000 shares of Class B common stock held by Cantor Fitzgerald L.P., which shares are immediately convertible into Class A common stock. CF Group Management, Inc. is the Managing General Partner of Cantor Fitzgerald, L.P.

(8) Fred Alger Management, Inc. and Fred M. Alger III beneficially own the 874,200 shares of Class A common stock as a group. They have shared voting and sole dispositive power with respect to the shares. The address of Fred Alger Management Inc. and Fred M. Alger III is One World Trade Center, Suite 9333, New York, NY 10048.

(9) Percentage based on 10,350,000 shares of Class A common stock outstanding on March 15, 2000.

(10) The address of Essex Investment Management Company is 125 High Street, Boston, MA 02110. Essex Investment Management Company has sole voting power with respect to only 943,485 shares of Class A common stock.

(11) The address of Nicholas Applegate Capital Management is 600 West Broadway, 29th Floor, San Diego, CA 92101. Nicholas Applegate Capital Management has sole voting power with respect to only 550,917 shares of Class A common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Formation Transactions

      Concurrently with our initial public offering, Cantor contributed to us substantially all of our assets. These assets primarily consist of proprietary software, network distribution systems, technologies and related contractual rights that comprise our eSpeed((Service Mark)) system. In exchange for these assets, we issued to Cantor 43,999,900 shares of our Class B common stock, representing approximately 98% of the voting power of our outstanding capital stock. Cantor converted 3,350,000 of these shares into shares of the Class A common stock which it sold in our initial public offering.

      Cantor conceived of and has been developing systems to promote fully electronic marketplaces since the early 1990's. Since 1996, Cantor has invested more than $200 million in information technology, which culminated in the development of our eSpeed((Service Mark)) system. Cantor's technology initiatives during this period included software development, infrastructure and maintenance associated with operating Cantor's entire global securities business. The evolutionary process which led to the development of our eSpeed((Service Mark)) system was a combination of the development of Cantor's brokerage, trading, clearance, settlement, analytical pricing and related systems and was impacted by the continual improvement in computer processing and the changing trading environment. Accordingly, it is difficult to separately quantify development or other systems costs associated with the ultimate development of our eSpeed((Service Mark)) system as it emanated in part from all of the information technology initiatives of Cantor.

      Since January 1996, Cantor has used our eSpeed((Service Mark)) system internally to conduct electronic trading. In March 1999, the first fully electronic transaction using our eSpeed((Service Mark)) system was executed by a client.

      Cantor has previously entered into contractual agreements or other arrangements with many of the participants that trade in our electronic marketplaces. These agreements and arrangements provide the general terms and conditions, including those relating to warranties and allocations of liability, under which those participants may electronically execute trades in our marketplaces; none of these participants are obligated to use our marketplaces under these agreements. We have the rights and obligations under many of these arrangements as they relate to operating our eSpeed((Service Mark)) system. Certain of our subsidiaries have been registered as broker-dealers with the National Association of Securities Dealers, Inc. We also intend to obtain any foreign regulatory approvals for our foreign subsidiaries that are necessary or advisable. As we receive the regulatory approvals and licenses necessary to operate our electronic marketplaces globally and increase client awareness of our electronic marketplaces, we intend to enter directly into tri-party agreements and other arrangements with clients and Cantor. We assist market participants, including Cantor, in participating in the electronic marketplaces that are created and supported by our eSpeed((Service Mark)) system. We share with Cantor a portion of the transaction-based revenues paid by market participants for transactions effected through our electronic marketplaces or which are otherwise electronically assisted. Cantor and many of the largest financial institutions in the world are currently our primary clients.

      Cantor operates its equity dealing business, money market and securities lending business, matched book repurchase agreement business, investment advisory business and other specified businesses, including those in which Cantor acts as a dealer. These businesses are carried out in over 10 locations around the world. We do not share in any revenues generated by these businesses, other than service fees we may become entitled to receive in connection with hardware maintenance and other systems support development services we may provide to Cantor. Cantor also provides voice brokerage services, clearance, settlement and fulfillment services and other related services in connection with our electronic marketplaces. Accordingly, upon conversion of Cantor's marketplaces to our eSpeed((Service Mark)) platform, orders for financial instruments will continue to be received and executed by Cantor brokers over the telephone, and this method of order entry by Cantor into our electronic trading platform is contemplated to continue for the foreseeable future. It is anticipated that a significant percentage of orders and revenues will continue to be recorded by Cantor, and a sharing of commissions (as described below under "Joint Services Agreement") with us will occur. Since it is not possible to predict the level of acceptance by clients, and individual traders located within each client, of fully electronic order entry processing, we anticipate that each marketplace product will experience widely varying direct electronic usage rates by clients and their trading personnel.

      We entered into the agreements described below in connection with the formation transactions and to help define the terms of our relationship with Cantor in the future. In an effort to mitigate conflicts of interest between us and Cantor, we and Cantor have agreed that none of these agreements may be amended without the approval of a majority of our disinterested directors.

      Assignment and Assumption Agreements

      In December 1999, we entered into Assignment and Assumption Agreements with Cantor pursuant to which Cantor contributed to us rights and interests in the assets and contractual and other arrangements which comprise our eSpeed((Service Mark)) system. In consideration for the contribution of these assets, rights and interests, we issued to Cantor shares of our Class B common stock representing approximately 100% of the outstanding shares of our capital stock prior to our initial public offering and we assumed certain liabilities relating to the assets which Cantor contributed to us. These liabilities include accrued compensation and benefits and other accrued liabilities. Under the terms of the Assignment and Assumption Agreements, Cantor has agreed to indemnify us with respect to liabilities and losses we suffer which result from the operation of, and events relating to, the assets transferred to us prior to and in connection with their transfer, except that we will assume the defense of and indemnify Cantor with respect to any liabilities arising out of the patent litigation involving Liberty Brokerage. We have agreed to indemnify

Cantor with respect to liabilities and losses which they suffer which result from our ownership and operation of these assets.

Joint Services Agreement

      We have entered into a Joint Services Agreement with Cantor under which we and Cantor have agreed to collaborate to provide brokerage and related services to clients in multiple electronic markets for transactions in securities and other financial products. In addition, we may in our discretion collaborate on non-financial products. This agreement provides for a perpetual term. Under the agreement, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and Cantor will provide voice-assisted brokerage services, clearance, settlement and fulfillment services and related services, such as credit and risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations.

      All information and data (other than information relating to bids, offers or trades or other information that is input into, created by or otherwise resides on an electronic trading system for financial products) created, developed, used in connection with or relating to the operation of and effecting of transactions in any marketplace are the sole property of Cantor or us, as applicable, on the following basis: (1) if the data relate to financial products, the data belong solely to Cantor, (2) if the data relate to a collaborative marketplace in which only products that are non-financial products are traded, the ownership of the data will be determined by Cantor and us on a case-by-case basis through good faith negotiations, (3) if the data relate to a marketplace in which we do not collaborate with Cantor but in which we provide electronic brokerage services and only non-financial products are traded, the data belong solely to us and (4) if the data relate to a non-collaborative marketplace that is not a marketplace in which we provide electronic brokerage services and in which financial products are traded, the data belong solely to Cantor. All right, title and interest in the data relating to bids, offers or trades or other information that is input into, created by or otherwise resides on an electronic trading system for financial products belong to Cantor. We have the right to use such data only in connection with the execution of transactions in such markets.

            Commission Sharing Arrangement

      Under this agreement, we and Cantor share revenues derived from transactions effected in the marketplaces in which we collaborate and other specified markets. We have agreed to collaborate with Cantor to determine the amount of commissions to be charged to clients that effect transactions in these marketplaces; however, in the event we are unable to agree with Cantor with respect to a transaction pricing decision, Cantor is entitled to make the final pricing decision with respect to transactions for which Cantor provides voice-assisted brokerage services and we are entitled to make the final pricing decision with respect to transactions that are fully electronic. We may not make a final transaction pricing decision that results in the share of transaction revenues received by Cantor being less than Cantor's actual cost of providing clearance, settlement and fulfillment services and other transaction services. In some cases, we receive the aggregate transaction revenues and pay a service fee to Cantor. In other cases, Cantor receives the aggregate transaction revenues and pays a service fee to us. The amount of the service fee and the portion of the transaction revenues that we and Cantor receive is based on several factors, including whether: (1) the marketplace is one in which we collaborate with Cantor; (2) the transaction is fully electronic or Cantor provides voice-assisted brokerage services; (3) the product traded is a financial product; and (4) the product is traded on the Cantor Exchange((Service Mark)). Generally, we share revenues as follows:

            Fully Electronic Transactions in Collaborative Marketplaces. If a transaction is fully electronic and is effected in a marketplace in which we collaborate with Cantor, we receive the aggregate transaction revenues and pay to Cantor a service fee equal to:

      o 35% of the transaction revenues, if the product is a financial product that is not traded on the Cantor Exchange((Service Mark));

      o 20% of the transaction revenues, if the product is traded on the Cantor Exchange((Service Mark));

      o an amount determined on a case-by-case basis, if the product is not a financial product and is not traded on the Cantor
            Exchange((Service Mark)).

            Voice-Assisted Transactions in Collaborative Marketplaces. Generally, if Cantor provides voice-assisted brokerage services with respect to a transaction that is effected in a marketplace in which we collaborate with Cantor:

      o Cantor receives the aggregate transaction revenues and pays to us a service fee equal to 7% of the transaction revenues, if the product is a financial product that is not traded on the Cantor Exchange((Service Mark)) other than in certain instances in which we receive the aggregate transaction revenues and Cantor receiving a 35% service fee;

      o we receive the aggregate transaction revenues and pay to Cantor a service fee equal to 55% of the transaction revenues, if the product is traded on the Cantor Exchange((Service Mark)); and

      o we receive an amount determined on a case-by-case basis, if the product is not a financial product and is not traded on the Cantor Exchange((Service Mark)).

            Non-Collaborative Marketplaces Involving Electronic Brokerage Services. If a transaction is effected in a marketplace in which we do not collaborate with Cantor:

      o Cantor receives the aggregate transaction revenues and pays to us a service fee equal to 30% of the portion of the transaction revenues we would have received had we collaborated with Cantor, if Cantor either itself or through a third party provides electronic brokerage services in that marketplace;

      o we receive the aggregate transaction revenues and pay to Cantor a service fee equal to 20% of the transaction revenues, if the product is a financial product and we provide electronic brokerage services; and

      o we receive 100% of the transaction revenues and do not pay Cantor a service fee, if the product is not a financial product and we provide electronic brokerage service.

            Electronically Assisted Transactions in Non-Electronic Marketplaces. If a transaction is not effected in an electronic marketplace, but is electronically assisted, such as a screen assisted open outcry transaction, we receive 2.5% of the transaction revenues.

      In the event that Cantor's direct costs payable to third parties for providing clearance, settlement and fulfillment services with respect to a transaction in a collaborative marketplace with respect to any financial product for any month exceed the direct costs incurred by Cantor to clear and settle a cash transaction in United States Treasury securities for such month, the cost of the excess is borne pro rata by Cantor and us in the same proportion as the transaction revenues and service fees for such transaction are to be shared.

      In the event that a client does not pay, or pays only a portion of, the transaction revenues relating to a transaction, then we and Cantor each bear our respective share of the loss based on the percentage of the transaction revenues we would otherwise have been entitled to receive with respect to such transaction.

            System Services

      We also provide to Cantor technology support services, including (1) systems administration, (2) internal network support, (3) support and procurement for desktops of end-user equipment, (4) operations and disaster recovery services, (5) voice and data communications, (6) support and development of systems for clearance, settlement and fulfillment services, (7) systems support for Cantor brokers, (8) electronic applications systems and network support and development for the unrelated dealer businesses with respect to which we do not collaborate with Cantor and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights, having potential application in a gaming business. Cantor pays to us an amount equal to the direct and indirect costs, including overhead, that we incur in performing these services. We do not receive service fees or are otherwise entitled to share in transaction revenues relating to the system services that we provide to Cantor for unrelated dealer businesses. We have agreed not to use confidential information, including business plans and software, obtained from or used by Cantor in connection with the provision of these services to parties other than Cantor. For the purposes of the Joint Services Agreement, an unrelated dealer business means (1) Cantor's equity businesses as they exist from time to time, (2) Cantor's money market instruments and securities lending division, as they exist from time to time, (3) any business or portion thereof or activity in which Cantor acts as a dealer or otherwise takes market risk or positions, including in the process of executing matched principal transactions, providing the services of a specialist or market maker or providing trading or arbitrage operations, (4) activities wherever located that would, if conducted in the United Kingdom, be subject to the United Kingdom Gaming Act of 1963 or activities wherever located currently or in the future involving betting, gambling, odds making, lotteries, gaming, wagering, staking, drawing or casting losts and similar or related activities and (5) any business not involving operating a marketplace.

            Intellectual Property

      Cantor has granted to us a license covering Cantor's patents and patent applications that relate to the eSpeed((Service Mark)) system. The license is perpetual, irrevocable, world-wide and royalty free and is exclusive, except in the event that (1) we are unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require us to do so, or we are unable to provide such services or (2) we do not exercise our right of first refusal to provide to Cantor electronic brokerage services with respect to a marketplace, in which events Cantor will have a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. Cantor will cooperate with us, at our expense, in any attempt by us to prevent any third party infringement of our patent rights under the license.

      Cantor has also granted to us a non-exclusive, perpetual, irrevocable worldwide, royalty-free right and license to use the trademarks "Cantor Exchange," "Interactive Matching" and "CX".

            Non-competition and Market Opportunity Provisions

      The Joint Services Agreement imposes the following performance obligations on us and restricts our ability to compete with Cantor and Cantor's ability to compete with us in the following circumstances:

o If Cantor wishes to create a new financial product marketplace, Cantor may require us to provide electronic brokerage services with respect to that marketplace. We must use our commercially reasonable efforts to develop an electronic trading system for that marketplace within a specified time period. If, after diligent effort, we are unable to do so, we have no liability to Cantor for our failure and Cantor may create and operate the marketplace in any manner that Cantor deems to be acceptable. Cantor's proposal to create a new marketplace must be commercially reasonable and Cantor must diligently pursue the development of the marketplace and cause the new marketplace to become operational within a specified time period.

o If Cantor wishes to create a new financial product marketplace and Cantor does not require us to develop an electronic trading system for that marketplace as described in the preceding paragraph, Cantor must, in any event, notify us of its intention to create the new marketplace. We will have a right of first refusal to provide electronic brokerage services with respect to that marketplace. We must use commercially reasonable efforts to develop and put into operation an electronic trading system for the marketplace within a specified time period. If we are able to do so, transactions in the marketplace will be subject to the revenue sharing arrangements described above. If we are unable to do so, or we elect not to provide electronic brokerage services with respect to the new marketplace, Cantor may provide or otherwise obtain electronic brokerage services for that marketplace in any manner that Cantor deems to be acceptable. Cantor's proposal to create a new marketplace must be commercially reasonable and Cantor must diligently pursue the development of the marketplace and cause the new marketplace to become operational within a specified time period.

o If Cantor wishes to create a new electronic marketplace for a product that is not a financial product, Cantor must notify us of its intention to do so. We will have the opportunity to offer to provide the electronic brokerage services with respect to the new marketplace. If Cantor rejects our offer, Cantor may operate the marketplace in any manner that Cantor deems to be acceptable.

o If we wish to create a new electronic marketplace for a financial product, we must notify Cantor of our intention to do so. Cantor will have a right of first refusal to provide the applicable voice-assisted brokerage services, clearance, settlement and fulfillment services and/or related services for that marketplace. If Cantor (1) elects not to provide such services or (2) fails to notify us within a specified time period that it will provide such services, we may provide or otherwise obtain those services for that marketplace in any manner that we deem to be acceptable.

o If we wish to create a new electronic marketplace for a product that is not a financial product, we must notify Cantor of our intention to do so. Cantor will have the opportunity to offer to provide the applicable voice-assisted brokerage services, clearance, settlement and fulfillment services and/or related services for that marketplace. If we reject Cantor's offer, we may create and operate the marketplace in any manner that we deem to be acceptable.

o Subject to the exceptions described below, we may not directly or indirectly: (1) engage in any activities competitive with a business activity conducted by Cantor now or in the future; or (2) provide or assist any other person in providing voice-assisted brokerage services, clearance, settlement and fulfillment services and/or related services. We are permitted to engage in these activities:

      o     in collaboration with Cantor;

      o with respect to a new marketplace involving a financial product, after Cantor has indicated that it is unable or unwilling to provide such voice-assisted brokerage services, clearance, settlement and fulfillment services and/or related services with respect to that marketplace;

      o with respect to a new marketplace involving a product that is not a financial product, after having considered in good faith any proposal submitted by Cantor relating to the provision of those services; or

      o with respect to an unrelated dealer business in which we develop and operate a fully electronic marketplace.

      o Subject to the exceptions described below, Cantor may not directly or indirectly provide or assist any other person in providing electronic brokerage services. Cantor is permitted to engage in these activities:

      o     in collaboration with us; or

      o with respect to a new marketplace, after (1) we have indicated that we are unable to develop an electronic trading system for that new marketplace within a specified time period or (2) we have declined to exercise our right of first refusal or have exercised our right of first refusal but are unable to develop an electronic trading system within a specified time period.

o The unrelated dealer businesses retained by Cantor are expressly excluded from our rights of first refusal and the restrictions on Cantor's ability to compete with us. However, we may create fully electronic marketplaces in unrelated dealer businesses.

We and Cantor are entitled to pursue and may enter into alliance opportunities, including strategic alliances, joint ventures, partnerships or similar arrangements, with third parties and consummate business combinations with third parties on the following basis only. If an alliance opportunity (1) relates to a person that directly or indirectly provides voice-assisted brokerage services and engages in business operations that do not involve electronic brokerage services, then Cantor is entitled to pursue and consummate a transaction with respect to that alliance opportunity, (2) relates to a person that directly or indirectly provides electronic brokerage services and engages in business operations that do not involve any voice-assisted brokerage service, then we are entitled to pursue and consummate a transaction with respect to that alliance opportunity or (3) is an alliance opportunity with respect to a person other than those described in clauses (1) and (2) above, then we and Cantor will cooperate to jointly pursue and consummate a transaction with respect to such alliance opportunity on mutually agreeable terms. A business combination includes a transaction initiated by and in which either we or Cantor is/are the acquirer involving (A) a merger, consolidation, amalgamation or combination, (B) any sale, dividend, split or other disposition of any capital stock or other equity interests (or securities convertible into or exchangeable for or options or warrants to purchase any capital stock or other equity equivalents) of the person, (C) any tender offer (including without limitation of a self-tender), exchange offer, recapitalization, dissolution or similar transaction, (D) any sale, dividend or other disposition of a significant portion of the assets and properties of the person (even if less than all or substantially all of such assets or properties), and (E) entering into any agreement or understanding, or the granting of any rights or options, with respect to any of the foregoing.

Administrative Services Agreement

      We have entered into an Administrative Services Agreement with Cantor that states the terms under which Cantor provides certain administrative and management services to us. Cantor makes available to us some of its administrative and other staff, including its internal audit, treasury, legal, tax, human resources, corporate development and accounting staffs. Members of these staffs arrange for our insurance coverage and provide a wide array of services, including administration of our personnel and payroll operations, benefits administration, internal audits, facilities management, promotional sales and marketing, legal, risk management, accounting and tax preparation and other services. We reimburse Cantor for the actual costs incurred by Cantor, plus other reasonable costs, including reasonably allocated overhead and any applicable taxes. We have also entered into arrangements with Cantor under which we have the right to use certain assets, principally computer equipment, from Cantor relating to the operation of our eSpeed((Service Mark)) system. These assets are subject to operating leases with third party leasing companies. Under this provision of the Administrative Services Agreement, we have agreed to be bound by the general terms and conditions of the operating leases relating to the assets used by us. Under the Administrative Services Agreement, we provide sales, marketing and public relations services to Cantor. Cantor reimburses us for the actual costs incurred by us, plus other reasonable costs, including reasonably allocated overhead. The Administrative Services Agreement has a three-year term which will renew automatically for successive one-year terms unless canceled by either us or Cantor upon six months' prior notice; provided, however, that our right to use our New York space expires at the time that Cantor's lease expires in 2006 and our right to use our London office space expires at the earlier of (1) the time Cantor's lease expires in 2016 or (2) until Cantor ceases to be an affiliate of ours and Cantor asks us to vacate.

Registration Rights Agreement

      Pursuant to the Registration Rights Agreement entered into by Cantor and us, Cantor has received piggyback and demand registration rights.

      The piggyback registration rights allow Cantor to register the shares of Class A common stock issued or issuable to it in connection with the conversion of its Class B common stock whenever we propose to register any shares of Class A common stock for our own or another's account under the Securities Act for a public offering, other than:

      o any shelf registration of shares of Class A common stock to be used as consideration for acquisitions of additional businesses; and

      o     registrations relating to employee benefit plans.

      Cantor also has the right, on three occasions, to require that we register under the Securities Act any or all of the shares of Class A common stock issued or issuable to it in connection with the conversion of its Class B common stock. No more than one of these registrations may be demanded within the first year after the closing of our initial public offering. The demand and piggyback registration rights apply to Cantor and to any transferee of shares held by Cantor who agrees to be bound by the terms of the Registration Rights Agreement.

      We have agreed to pay all costs of one demand and all piggyback registrations, other than underwriting discounts and commissions. All of these registration rights are subject to conditions and limitations, including (1) the right of underwriters of an offering to limit the number of shares included in that registration; (2) our right not to effect any demand registration within six months of a public offering of our securities; and (3) that Cantor agrees to refrain from selling its shares during the period from 15 days prior to and 90 days after the effective date of any registration statement for the offering of our securities.

Potential Conflicts of Interest and Competition with Cantor

      Various conflicts of interest between us and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. A majority of our directors and officers also serve as directors and/or officers of Cantor. Simultaneous service as an eSpeed director or officer and service as a director or officer, or status as a partner, of Cantor could create or appear to create potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor. Mr. Lutnick, our Chairman and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor. As a result, Mr. Lutnick controls Cantor. Cantor owns all of the outstanding shares of our Class B common stock, representing approximately 98% of the combined voting power of all classes of our voting stock. Mr. Lutnick's simultaneous service as our Chairman and Chief Executive Officer and his control of Cantor could create or appear to create potential conflicts of interest when Mr. Lutnick is faced with decisions that could have different implications for us and for Cantor.

      Our relationship with Cantor may result in agreements that are not the result of arm's-length negotiations. As a result, the prices charged to us or by us for services provided under agreements with Cantor may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be more or less favorable to us than those that we could have negotiated with third parties. However, we intend that transactions between us and Cantor and/or its other affiliates will be subject to the approval of a majority of our independent directors.

      In addition, Cantor can compete with us under certain circumstances.

Consulting Services

      For consulting services provided to us and Cantor by Martin J. Wygod in connection with our initial public offering, we have issued to Martin J. Wygod or his designees warrants to purchase 135,000 shares of our Class A common stock. The warrants have a five-year term and are exercisable commencing on the first anniversary of the date of issuance at a price per share equal to the initial public offering price. The warrants are not transferable, other than to charities and trusts established for the benefit of Mr. Wygod's children and grandchildren.

      We granted Mr. Wygod piggyback and demand registration rights in connection with the warrants. The piggyback registration rights allow Mr. Wygod to have registered the shares of

Class A common stock issued or issuable upon exercise of the warrants and will be substantially similar to the piggyback registration rights to be granted to Cantor. Mr. Wygod also has the right, on one occasion, to require that we register under the Securities Act of 1933, a minimum of 75% of the aggregate number of shares of Class A common stock underlying the warrants. The demand registration right is only available when we are eligible to use Form S-3 to register the shares.

PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)(1) Financial Statements. See index to Financial Statements on page 54.

(a)(2) All other schedules are omitted because they are not applicable, not required or the required information is in the Financial Statements or the Notes thereto.

(a)(3) The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.

Exhibit Number          Description
--------------          -----------
   2.1         --         Assignment and Assumption Agreement, dated as of December 9, 1999, by and among Cantor
                          Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH,
                          LLC Cantor Fitzgerald & Co. and eSpeed, Inc.

   2.2         --         Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald
                          International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P.

   3.1         --         Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475).

   3.2         --         Amended and Restated By-Laws of eSpeed, Inc. (Incorporated by reference to Exhibit 3.2 to the
                          Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).

   4.1         --         Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the
                          Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).

   10.1*       --         Long-Term Incentive Plan of eSpeed, Inc. (Incorporated by reference to Exhibit 10.1 to the
                          Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).

   10.2*       --         eSpeed, Inc. Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the
                          Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).

   10.3        --         Joint Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald,
                          L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities,
                          Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc.,
                          eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed
                          Markets, Inc.



   10.4        --         Amendment No. 1 to Joint Services Agreement, dated as of January 1, 2000, by and among Cantor
                          Fitzgerald  L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald
                          Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed Inc., eSpeed
                          Securities, Inc., eSpeed Government Securities, eSpeed Securities International Limited and
                          eSpeed Markets, Inc.

   10.5        --         Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor
                          Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald
                          Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed
                          Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited
                          and eSpeed Markets, Inc.

   10.6        --         Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the
                          Investors named therein.

   10.7        --         Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and
                          eSpeed, Inc.

   10.8        --         Warrants issued to Martin J. Wygod and a related trust.

   21          --         List of subsidiaries of eSpeed, Inc. (Incorporated by reference to Exhibit 21 to the
                          Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).

   27          --         Financial Data Schedule.

   (b)         Reports on Form 8-K.

               We did not file any Form 8-K Current Reports during the last quarter of the fiscal year ended December 31, 1999.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    eSPEED, INC.

                                                    /s/ Howard W. Lutnick
                                                    ----------------------
                                                    Howard W. Lutnick
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Dated: March 27, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                   Signature                                   Title                                       Date
                   ---------                                   -----                                       ----
                                         Chairman of the Board and Chief Executive Officer
/s/ Howard W. Lutnick                              (Principal Executive Officer)                      March 27, 2000
---------------------------------------
Howard W. Lutnick

/s/ Frederick T. Varacchi                      President and Chief Operating Officer                  March 28, 2000
---------------------------------------
Frederick T. Varacchi

/s/ Douglas B. Gardner                                     Vice Chairman                              March 28, 2000
---------------------------------------
Douglas B. Gardner
                                         Senior Vice President and Chief Financial Officer
/s/ Kevin C. Piccoli                        (Principal Financial and Accounting Officer)              March 27, 2000
---------------------------------------
Kevin C. Piccoli

/s/ Richard C. Breeden                                        Director                                March 28, 2000
---------------------------------------
Richard C. Breeden

/s/ Larry R. Carter                                           Director                                March 28, 2000
---------------------------------------
Larry R. Carter

/s/ William J. Moran                                          Director                                March 27, 2000
---------------------------------------
William J. Moran

/s/ Joseph P. Shea                                            Director                                March 28, 2000
---------------------------------------
Joseph P. Shea