Form 10-Q
period 2000-03-31
ESPEED INC
filed 2000-05-11
CIK 1094831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  March 31, 2000

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________

                        Commission file number      0-28191

                                  eSpeed, Inc.
               --------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                      Delaware                  13-4063515
               ------------------------  ------------------------
                   (State or Other          (I.R.S. Employer
                   Jurisdiction of         Identification No.)
                  Incorporation or
                    Organization)


                      One World Trade Center, 103rd Floor
               --------------------------------------------------
                   (Address of Principal Executive Offices)

                            New York, New York 10048
               --------------------------------------------------
                             (City, State, Zip Code)

                                 (212) 938-3773
               --------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes    X          No
                                                            -----


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                 Outstanding at May 5, 2000
-----                                                 --------------------------
Class A Common Stock, par value $.01 per share        10,350,000 shares
Class B Common Stock, par value $.01 per share        40,650,000 shares

Part I-FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                          Page

Consolidated Statements of Financial Condition--                         1
March 31, 2000 (unaudited) and December 31, 1999

Consolidated Statements of Operations (unaudited)-Three Months           2
Ended March 31, 2000 and Period Ended March 26, 1999

Consolidated Statements of Cash Flows (unaudited)-Three Months           3
Ended March 31, 2000 and Period Ended March 26, 1999

Notes to Consolidated Financial Statements (unaudited)                   4

ITEM 2. Management's Discussion and Analysis of Financial Condition     12
and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk     18


PART II--OTHER INFORMATION


ITEM 1.  Legal Proceedings                                              19

ITEM 2.  Changes in Securities and Use of Proceeds                      19

ITEM 3.  Defaults Upon Senior Securities                                20

ITEM 4.  Submission of Matters to a Vote of                             20
         Security Holders

ITEM 5.  Other Information                                              20

ITEM 6.  Exhibits and Reports on Form 8-K                               22

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                          eSpeed, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   As of March 31, 2000 and December 31, 1999


                                     Assets

                                                      March 31,     December 31,
                                                        2000           1999
                                                    (unaudited)
                                                    ------------   ------------
Cash..............................................  $     45,995   $    201,001
Securities purchased under agreements to resell...   128,493,533    134,644,521
                                                    ------------   ------------
Fixed assets, at cost.............................    17,593,033     12,556,627
Less accumulated depreciation and amortization....    (4,018,890)    (3,086,555)
                                                    ------------   ------------
Fixed assets, net.................................    13,574,143      9,470,072
Prepaid expenses, principally computer maintenance
agreements                                             1,704,626         11,495
                                                    ------------   ------------
Total assets......................................  $143,818,297   $144,327,089
                                                    ============   ============

                      Liabilities and Stockholders' Equity

Liabilities:

Payable to affiliates, net........................  $  6,906,849   $  6,743,929
Accounts payable and accrued liabilities..........     6,325,551      2,071,347
                                                    ------------   ------------
Total liabilities.................................    13,232,400      8,815,276
                                                    ------------   ------------


Stockholders' Equity:

Preferred stock, par value $.01 per share;
50,000,000 shares authorized, no shares issued or
outstanding.......................................         ----           ----

Class A common stock, par value $.01 per share;
200,000,000 shares authorized; 10,350,000 shares
issued and outstanding............................       103,500        103,500
Class B common stock, par value $.01 per share;
100,000,000 shares authorized; 40,650,000 shares
issued and outstanding............................       406,500        406,500
Additional paid in capital........................   147,588,726    147,588,726
Accumulated deficit...............................   (17,512,829)   (12,586,913)
                                                    ------------   ------------
Total stockholders' equity........................   130,585,897    135,511,813
                                                    ------------   ------------
Total liabilities and stockholders' equity........  $143,818,297   $144,327,089
                                                    ============   ============


                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  for the three months ended March 31, 2000 and the period from March 10, 1999
       (date of commencement of operations) to March 26, 1999 (unaudited)

                                                   For the three     For the
                                                    months ended   period ended
                                                     March 31,      March 26,
Revenues:                                               2000          1999
                                                    ------------   ------------
Transaction revenues..............................  $ 19,246,396   $  1,120,534
Interest income...................................     1,842,774          ----
System services fees from affiliates..............     3,161,057        827,716
                                                    ------------   ------------

Total revenues....................................    24,250,227      1,948,250
                                                    ------------   ------------


Expenses:

Compensation and employee benefits................    11,337,786      1,267,838
Occupancy and equipment...........................     4,699,749        676,023
Professional and consulting fees..................     2,459,088        185,985
Communications and client networks................       839,694        221,159
Fulfillment fees paid to affiliates...............     5,075,801         26,817
Administrative fees paid to affiliates............     1,604,151         93,701
Advertising.......................................     1,129,073          ----
Other.............................................     1,938,301         15,235
                                                    ------------   ------------
Total expenses....................................    29,083,643      2,486,758
                                                    ------------   ------------

Loss before provision (benefit) for income taxes..    (4,833,416)      (538,508)
                                                    ------------   ------------

Provision (benefit) for income taxes:

Federal...........................................         ----           ----
State and local...................................        92,500        (13,470)
                                                    ------------   ------------

Total taxes.......................................        92,500        (13,470)
                                                    ------------   ------------

Net loss..........................................  $ (4,925,916)  $   (525,038)
                                                    ============   ============


Per Share Data

Basic and diluted net loss per share..............  $       (.10)  $       (.01)

Weighted average shares of common stock
outstanding.......................................    51,000,000     44,000,000


                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  for the three months ended March 31, 2000 and the period from March 10, 1999
       (date of commencement of operations) to March 26, 1999 (unaudited)

                                                   For the three     For the
                                                    months ended   period ended
                                                     March 31,      March 26,
Cash flows from operating activities:                  2000            1999
                                                    ------------   ------------
Net loss..........................................  $ (4,925,916)  $   (525,038)
Non-cash item included in net loss:
    Depreciation and amortization.................       932,335        163,050
Increase in operating assets:
    Prepaid expenses..............................    (1,693,131)       (74,225)
Increase (decrease) in operating liabilities:
    Payable to affiliates, net....................       162,920        546,136
    Accounts payable and accrued liabilities......     4,254,204        307,570
                                                    ------------   ------------
        Cash (used in)/provided by operating
           activities.............................    (1,269,588)       417,493
                                                    ------------   ------------

Cash flows from investing activities:

Decrease in securities purchased under agreements
to resell.........................................     6,150,988          ----
Purchases of fixed assets.........................    (5,036,406)      (417,493)
                                                    ------------   ------------
    Cash provided by (used in)/investing activities    1,114,582       (417,493)
                                                    ------------   ------------

Net decrease in cash..............................      (155,006)         ----
                                                    ------------   ------------

Cash balance, beginning of period.................       201,001          ----
                                                    ------------   ------------

Cash balance, end of period.......................  $     45,995   $      ----
                                                    ============   ============


                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the three months ended March 31, 2000 (unaudited)


1. Introduction and Basis of Presentation

      eSpeed, Inc. (eSpeed or, together with its wholly owned subsidiaries, the Company) is a leading provider of interactive business-to-business electronic marketplace solutions designed to enable market participants to trade financial and non-financial products more efficiently and at a lower cost than traditional trading environments permit. eSpeed commenced operations on March 10, 1999 as a division of Cantor Fitzgerald Securities (CFS). eSpeed is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering (the Offering). eSpeed is a majority owned subsidiary of CFS, which in turn is a 99.5% owned subsidiary of Cantor Fitzgerald, L.P. (CFLP, or together with its subsidiaries, Cantor). The accompanying financial statements include activities of the Company while operating as a division of CFS from March 10, 1999 to the Offering.

        The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities Exchange Commission (the SEC) with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included the Company's Annual Report on Form 10-K for the period ended December 31, 1999 (the Form 10-K). The Consolidated Statement of Financial Condition at December 31, 1999 was derived from audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. Fixed Assets

Fixed assets consist of the following:

                                                      March 31,    December 31,
                                                        2000           1999
                                                    ------------   ------------
Computer and communication equipment............    $ 12,827,566   $  9,544,265

Software, including software development costs..       4,765,467      3,012,362
                                                    ------------   ------------

                                                      17,593,033     12,556,627

Less accumulated depreciation and amortization..      (4,018,890)    (3,086,555)
                                                    ------------   ------------

Fixed assets, net...............................    $ 13,574,143   $  9,470,072
                                                    ============   ============


3. Income Taxes

      Since the commencement date of the Offering, the Company has been subject to income tax as a corporation. The net operating losses from that date, in the amount of $9,137,997, will be available to the Company on a carry-forward basis through 2015 to offset future operating income of the Company.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the three months ended March 31, 2000 (unaudited)


4. Commitments and Contingencies

      Legal Matters: On May 5, 1999, CFLP, The Board of Trade of the City of Chicago, The New York Mercantile Exchange and The Chicago Mercantile Exchange were sued by Electronic Trading Systems Corporation in the United States District Court for the Northern District of Texas (Dallas Division) for alleged infringement of Wagner United States patent 4,903,201, entitled "Automated Futures Trade Exchange." The patent relates to a system and method for implementing an electronic, computer-automated futures exchange. On July 1, 1999, Cantor answered the complaint, asserting, among other things, that the `201 patent was invalid and not infringed by Cantor and that Cantor was not the real party in interest. Although not identified by the complaint, Cantor believes that the system being charged with infringement is a version of the electronic trading system used by the Cantor ExchangeSM, which Cantor contributed to the Company in December 1999. Electronic Trading Systems Corporation executed a Covenant Not to Sue, Release and Settlement Agreement, dated February 18, 2000, pursuant to which it agreed not to sue CFLP or any of its affiliates or successors, including the Company, or any customers, for infringement of the `201 patent by the Cantor ExchangeSM. On March 22, 2000, counsel to the parties filed with the court a Joint Stipulation and (proposed) Order of Dismissal requesting that CFLP be dismissed from the case without prejudice by Electronic Trading Systems Corporation. On March 23, 2000, the Court signed an Agreed Order of Dismissal and on March 24, 2000 CFLP was dismissed from the case.

      In February 1998, Market Data Corporation contracted with Chicago Board Brokerage (a company controlled by the Chicago Board of Trade and Prebon Yamane) to provide the technology for an electronic trading system to compete with Cantor's United States Treasury brokerage business. Market Data Corporation is controlled by Iris Cantor and Rodney Fisher, her nephew-in-law. Iris Cantor, a company under the control of Iris Cantor referred to herein as CFI, and Rodney Fisher are limited partners of CFLP.

      In April 1998, CFLP filed a complaint in the Delaware Court of Chancery against Market Data Corporation, Iris Cantor, CFI, Rodney Fisher and Chicago Board Brokerage seeking an injunction and other remedies. The complaint alleges that Iris Cantor, CFI and Rodney Fisher violated certain duties, including fiduciary duties under Cantor's partnership agreement due to their competition with CFLP with respect to the electronic trading system mentioned above. The complaint further alleges that Market Data Corporation and Chicago Board Brokerage tortiously interfered with Cantor's partnership agreement and aided and abetted Iris Cantor's, CFI's and Rodney Fisher's breaches of fiduciary duty. Iris Cantor, CFI and Rodney Fisher counterclaimed seeking, among other things,
(1) to reform agreements they have with CFLP and (2) a declaration that CFLP breached the implied covenant of good faith and fair dealing. Cantor has agreed to indemnify the Company for any liabilities that are incurred with respect to any current or future litigation involving (1) Market Data Corporation, (2) Iris Cantor, (3) CFI or (4) Rodney Fisher.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the three months ended March 31, 2000 (unaudited)


      CFLP settled its dispute with Chicago Board Brokerage in April 1999, and Chicago Board Brokerage subsequently announced it was disbanding its operations. On March 17, 2000, the Delaware Court of Chancery ruled in favor of CFLP, finding that Iris Cantor, CFI and Rodney Fisher had breached the Partnership Agreement of CFLP, and that Market Data Corporation had aided and abetted that breach. The court awarded CFLP declaratory judgment relief and court costs and attorneys' fees. Counsel for the defendants have expressed their intentions to appeal this result. Final judgment has not yet been entered, but Iris Cantor, CFI, Rodney Fisher and MDC filed a notice of appeal on April 12, 2000. On April 14, 2000, CFLP moved to dismiss the appeal as premature, but as a protective measure filed a notice of cross-appeal on April 27, 2000. On May 8, 2000, the Delaware Supreme Court issued an order dismissing the appeal and cross-appeal as premature because the Chancery Court has not entered final judgment. The Company believes Market Data Corporation's technology for electronic trading systems would be of substantial assistance to competitors in the wholesale market if provided to them.

      Two related actions are pending in New York. In a case pending in the Supreme Court of New York, New York County, plaintiff CFLP alleges, among other things, that defendants Market Data Corporation, CFI, Iris Cantor and Rodney Fisher misused confidential information of CFLP in connection with the above-mentioned provision of technology to Chicago Board Brokerage. In a case pending in the United States District Court for the Southern District of New York, CFI and Iris Cantor allege, among other things, that certain senior officers of CFLP breached fiduciary duties they owed to CFI. The allegations in this lawsuit relate to several of the same events underlying the court proceedings in Delaware. Neither of these two cases has been pursued during the pendency of the court proceedings in Delaware. On April 24, 2000, the defendants received an order from the Court granting permission to move to dismiss the federal action and providing that briefing on the motion to dismiss should be completed by June 15, 2000.

      In addition to the allegations set forth in the pending lawsuits, Cantor has received correspondence from the attorneys representing Iris Cantor, CFI, Market Data Corporation and Rodney Fisher in the proceedings in Delaware, expressing a purported concern that Cantor and/or certain of its partners may be in breach of Cantor's partnership agreement (including, among other things, the partnership agreement's provisions relating to competition with the partnership) and the general partnership agreement of CFS with respect to the Company's initial public offering. Generally, these attorneys have alleged that various purported conflicts of interest will exist arising from the fact that certain of the Company's directors and officers will simultaneously hold positions with CFLP. Moreover, these attorneys have asserted that the Company's business plan may not be consistent with certain purported rights of Market Data Corporation (including purported intellectual property rights) and other parties and they requested more information regarding the Company's initial public offering.

      Although the Company does not expect to incur any losses with respect to the pending lawsuits or supplemental allegations surrounding Cantor's partnership agreement, Cantor has agreed to indemnify the Company with respect to any liabilities the Company incurs as a result of such lawsuits or allegations.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the three months ended March 31, 2000 (unaudited)



      On June 21, 1999, Cantor and its affiliate CFPH, LLC, brought suit against Liberty Brokerage Investment Corporation and Liberty Brokerage Inc. in the United States District Court for the District of Delaware for infringement of the Fraser et al. U.S. patent 5,905,974, entitled "Automated Auction Protocol Processor." Cantor alleged in the complaint that Liberty was infringing the `974 patent by making, using, selling and/or offering for sale systems and methods that embody or use the inventions claimed in the `974 patent. On August 10, 1999, Cantor and CFPH, L.L.C. voluntarily dismissed the suit without prejudice. Subsequently, on August 10, 1999, Liberty filed an action for declaratory judgment in the United States District Court for the District of Delaware against Cantor and two of its affiliates, CFS and CFPH, LLC, claiming that the `974 patent was invalid, unenforceable and not infringed by Liberty. On October 12, 1999, Cantor, CFS and CFPH, LLC moved (1) to dismiss all claims against CFS for failure to state a claim upon which relief can be granted and (2) to dismiss the action as against Cantor, CFS and CFPH, LLC for lack of an actual case or controversy within the meaning of 28 U.S.C. Section 2201. On November 22, 1999, the Court granted the motion to dismiss the action as against CFS, and denied the motion to dismiss the action as against Cantor and its affiliate CFPH, LLC. On January 5, 2000, Liberty filed an Amended Complaint naming the Company as a defendant. On January 19, 2000, Cantor and CFPH, LLC filed a Second Renewed Motion to Dismiss the action. On March 8, 2000, oral arguments took place on the Second Renewed Motion to Dismiss. No decision has been rendered. The Company has assumed responsibility for defending this suit on behalf of Cantor and its affiliates and the risk of loss associated with it.

       Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

5. Related Party Transactions

      The Company had overnight securities purchased under agreements to resell (Resale, or Reverse Repurchase agreements) with CFS totaling $128,493,533, and $134,644,521, including accrued interest, at March 31, 2000 and December 31, 1999, respectively. Under the terms of the agreement, the securities collateralizing the Resale Agreements are held under a custodial arrangement with a third party bank.

      Under a Joint Services Agreement between the Company and Cantor, the Company earns transaction revenues equal to a percentage of Cantor's commission revenues on customer transactions for services provided by the Company. The percentage of the transaction revenues range from 2.5% to 100%, depending on the type of electronic services provided for the transaction. Revenues from such transactions during the periods ended March 31, 2000 and March 26, 1999 totaled $19,246,396 and $1,120,534, respectively.

      On certain transactions (those in which the Company receives 100% of the commission revenue share), Cantor provides the Company with fulfillment services for which Cantor is paid a fee of 20% or 35% of the transaction revenues earned on the transaction. Charges to the Company from Cantor for such fulfillment services during the periods ended March 31, 2000 and March 26, 1999 totaled $5,075,801 and $26,817, respectively.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the three months ended March 31, 2000 (unaudited)



      Under an Administrative Services Agreement between the Company and Cantor, the Company provides network, data center and server administration support and other technology services to Cantor. The Company charges Cantor for these services commensurate with its costs of providing these services. System services fees received from Cantor during the periods ended March 31, 2000 and March 26, 1999, totaled $3,161,057 and $827,716, respectively.

      Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, sales and marketing, legal and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term which will renew automatically for successive one-year terms unless cancelled upon six month's prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the periods ended March 31, 2000 and March 26, 1999 totaled $1,604,151 and $93,701, respectively.

6. Regulatory Capital Requirements

      Through its subsidiary, eSpeed Government Securities, Inc., effective December 2, 1999, the Company is subject to SEC broker-dealer regulation under
Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At March 31, 2000, eSpeed Government Securities, Inc.'s liquid capital of $6,999,520 was in excess of minimum requirements by $6,974,520.

      Additionally, the Company's subsidiary, eSpeed Securities, Inc., effective December 1, 1999, is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtness to net capital, both as defined, shall not exceed 8 to 1. At March 31, 2000, eSpeed Securities, Inc. had net capital of $1,522,624, which was $1,450,561 in excess of its required net capital of $72,063, and eSpeed Securities, Inc.'s net capital ratio was 0.38 to 1.

7. Options and Warrants

      During the three months ended March 31, 2000, the Company issued 114,738 options to employees. The options vest ratably over the four successive anniversaries of the grant date. The options had an estimated fair value of $3,231,116 as of the grant date. No options or warrants were exercised or expired and 32,611 options were forfeited during the three months ended March 31, 2000.

      Had the Company accounted for its options granted in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123, the Company's net loss and loss per common share for the three months ended March 31, 2000 would have increased by $5,852,244 and $0.11, respectively. As of March 31, 2000, the weighted average remaining contractual life of options and warrants outstanding was approximately 9 years; and options for 510,000 shares were currently exercisable.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the three months ended March 31, 2000 (unaudited)



8.    Segment and Geographic Data

      Segment Information: The Company currently operates its business in one segment, that of operating interactive electronic business-to-business vertical marketplaces for the trading of financial and non-financial products. This segment comprised approximately 79% of revenues for the period ended March 31, 2000 and 58% of revenues for the period ended March 26, 1999. The remainder of the Company's revenues was derived from system services fees from Cantor and interest income.

      Geographic Information: The Company operates in the Americas, Europe, and Asia. Revenue attribution for purposes of preparing geographic data is principally based upon the marketplace where the financial product is traded, which, as a result of regulatory jurisdiction constraints in most circumstances, is also representative of the location of the client generating the transaction resulting in commissionable revenue. The information that follows, in management's judgment, provides a reasonable representation of the activities of each region as of and for the three months ended March 31, 2000 and the period from March 10, 1999 to March 26, 1999.

                                                 For the three      For the
                                                  months ended    period ended
   TRANSACTION REVENUES                          March 31, 2000  March 26, 1999
                                                --------------- ----------------
    Europe...................................    $   3,142,845   $    385,447
    Asia.....................................          315,200         32,179
                                                  ------------   ------------

    Total Non-Americas.......................        3,458,045        417,626
    Americas.................................       15,788,351        702,908
                                                  ------------   ------------

    TOTAL....................................     $ 19,246,396   $  1,120,534
                                                  ============   ============


   AVERAGE LONG-LIVED ASSETS.................   March 31, 2000  Dec. 31, 1999
                                                --------------  -------------

    Europe...................................     $  1,859,226   $  2,257,914
    Asia.....................................          832,057        925,790
                                                  ------------   ------------
    Total Non-Americas.......................        2,691,283      3,183,704
    Americas.................................        8,830,824      5,236,613
                                                  ------------   ------------
    TOTAL....................................     $ 11,522,107   $  8,420,317
                                                  ============   ============
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the three months ended March 31, 2000 (unaudited)



9.    Subsequent Event

      On April 26, 2000, the Company entered into a Subscription Agreement (a "Subscription Agreement") with each of The Williams Companies, Inc. ("Williams") and Dynegy, Inc. ("Dynegy") for the purchase by each of a Unit consisting of (i) 789,071 shares (the "Shares") of the Company's Class A Common Stock, par value $0.01 per share (the "Class A Stock"), and (ii) warrants (the "Warrants") exercisable for the purchase of up to 666,666 shares of Class A Stock, for an aggregate purchase price for the Unit of $25.0 million. The Warrants will have a per share exercise price of $35.203125, will have a ten year term and will be exercisable during the last 4 1/2 years of the term, subject to acceleration under certain prescribed circumstances intended to provide incentives to Williams and Dynegy to invest in four Qualified Verticals as described below. It is expected that the purchase and sale of the Units will be consummated (the "Closing") during the second quarter of fiscal 2000. The Closing is subject to the satisfaction of certain customary conditions, including the receipt of all approvals required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (or all applicable waiting periods, and any extensions thereof, under such Act shall have expired or otherwise been terminated). The Shares will not be transferable prior to the first anniversary of the Closing. As required by GAAP accounting, the Company will record a one-time, non-cash charge of approximately $29.8 million at the time of the Closing to reflect the cost of the Warrants.

      Each of Williams and Dynegy agreed in its Subscription Agreement that, subject to the satisfaction of certain conditions, it will invest $2.5 million in at least four entities (the "Qualified Verticals") to be formed by the Company and Cantor within 12 months of the Closing (subject to extension for a period not to exceed six months under certain prescribed circumstances, the "Investment Period"). It is expected that each Qualified Vertical will be jointly owned by industry market participants, the Company and Cantor and will establish a new vertical electronic and telephonic marketplace with the Company in which such Qualified Vertical will broker and possibly clear transactions for the industry market participants and other clients. It is anticipated that the first Qualified Vertical to be so formed will be an electronic and telephonic marketplace for North American wholesale transactions in natural gas, electricity, coal and sulfur dioxide and nitrogen dioxide emissions. Products that may be traded on other Qualified Verticals include natural gas liquids, petrochemicals, crude oil and bandwidth. Each of Williams and Dynegy will not necessarily invest in the same Qualified Verticals as the other. The Subscription Agreements further provide that, in connection with up to four additional Qualified Verticals (the "Additional Investment Right"), Williams and, subject to certain limitations, Dynegy, will be entitled to invest $25.0 million in shares of the Class A Stock at a 10% discount to the average trading price for the 10 trading days preceding the date of such party's investment in such new Qualified Vertical, or, under certain circumstances, the public announcement of the formation of such Qualified Vertical. The Additional Investment Right is subject to stockholder approval if required, and in such event, the Company has agreed to submit for a vote of its common stockholders, at its next annual meeting of stockholders, the approval of the issuance of any such shares and Cantor has agreed to vote the shares of common stock of the Company beneficially owned by it in favor of such issuance. Any shares of Class A Stock purchased pursuant to the Additional Investment Right will not be transferable prior to the first anniversary of issuance.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the three months ended March 31, 2000 (unaudited)


      Contemporaneously with the execution of the Subscription Agreements, the Company entered into a stock purchase agreement with Cantor providing for the purchase by the Company from Cantor (i) at the Closing, of 789,071 shares of Class B Common Stock of the Company, par value $.01 per share, representing half of the number of shares of the Class A Stock being sold by the Company to Williams and Dynegy pursuant to the Subscription Agreements, for a purchase price of $25.0 million and (ii) of half of the number of shares purchased by Williams and Dynegy, in the aggregate, each time an Additional Investment Right is exercised for the same purchase price per share as is paid by Williams and Dynegy at the time.

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
 Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 1999. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto appearing elsewhere in this filing.

 Overview

      eSpeed, Inc. was incorporated on June 3, 1999 as a Delaware corporation. Our wholly-owned subsidiaries are eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Markets, Inc. and eSpeed International Limited. Prior to our initial public offering, we were a wholly-owned subsidiary of, and we conducted our operations as a division of, Cantor Fitzgerald Securities, which in turn is a 99.5%-owned subsidiary of Cantor Fitzgerald, L.P. (collectively with its affiliates, "Cantor"). We commenced operations as a division of Cantor on March 10, 1999, the date the first fully electronic transaction using our eSpeedSM system was executed. Cantor has been developing systems to promote fully electronic marketplaces since the early 1990s. Since January 1996, Cantor has used our eSpeed system internally to conduct electronic trading.

      Concurrent with our initial public offering in December 1999, Cantor contributed to us, and we acquired from Cantor, certain of our assets. These assets primarily consist of proprietary software, network distribution systems, technologies and other related contractual rights that comprise our eSpeed system.

      For the three months ended March 31, 2000, we had a net loss of $4,925,916. This loss primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base. We expect that we will continue to incur losses and generate negative cash flow from operations for the foreseeable future as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts. In light of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. In addition, because the three month period ended March 31, 2000 was a full quarter as compared to the abbreviated period ended March 26, 1999, we do not believe that a comparison of our operating results are meaningful.

 Results of Operations

      The following table sets forth statement of operations data for the three months ended March 31, 2000 and the period from March 10, 1999 (date of commencement of operations) to March 26, 1999.

 Revenues:                                           March 31,       March 26,
 Transaction  Revenues:                                2000             1999
                                                  -------------   -------------
      Fully electronic transactions.............  $  14,502,288   $      76,621
      Voice-assisted brokerage transactions.....      3,861,240         664,597
      Screen assisted open outcry transactions..        882,868         379,316
                                                  -------------   -------------
               Total transaction revenues.......     19,246,396       1,120,534

 Interest income................................      1,842,774
 System services fees...........................      3,161,057         827,716
                                                  -------------   -------------
               Total revenues...................     24,250,227       1,948,250
                                                  -------------   -------------



 Expenses:

      Compensation and employee benefits........     11,337,786       1,267,838
      Occupancy and equipment...................      4,699,749         676,023
      Professional and consulting fees..........      2,459,088         185,985
      Communications and client networks........        839,694         221,159
      Fulfillment services fees.................      5,075,801          26,817
      Administrative fees.......................      1,604,151          93,701
      Advertising...............................      1,129,073
      Other.....................................      1,938,301          15,235
                                                  -------------   -------------

               Total expenses...................     29,083,643       2,486,758
                                                  -------------   -------------



 Loss before provision (benefit) for income
   taxes........................................  $  (4,833,416)  $    (538,508)
                                                  =============   =============

 Revenues

      Transaction Revenues

      We operate interactive electronic marketplaces. We have entered into a Joint Services Agreement with Cantor under which we and Cantor agreed to collaborate to provide brokerage and related services to clients in multiple electronic markets for transactions in securities and other financial products. In addition, we may, in our discretion, collaborate on operating markets for non-financial products. Under the Joint Services Agreement, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and Cantor provides voice-assisted brokerage services, fulfillment services such as clearance and settlement, and related services such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. Under this agreement, we and Cantor have agreed to share revenues derived from transactions effected in the marketplaces in which we collaborate and other specified markets.

    Generally, if the transactions:

 o are effected in a marketplace in which we collaborate with Cantor, are fully electronic transactions and relate to financial products, such as fixed income securities, futures contracts, derivatives and commodities, that are not traded on the Cantor ExchangeSM, or products that are traded on the Cantor Exchange, then we receive the aggregate transaction revenues and pay to Cantor service fees equal to 35% and 20% of the transaction revenues, respectively.

 o are effected in a marketplace in which we collaborate with Cantor, involve voice-assisted brokerage services that Cantor provides and the transactions relate to (1) financial products that are not traded on the Cantor Exchange, or (2) products that are traded on the Cantor
      Exchange, then, in the case of a transaction described in (1), Cantor receives the aggregate transaction revenues and pays to us a service fee equal to 7% of the transaction revenues, and, in the case of a transaction described in (2), we receive the aggregate transaction revenues and pay to Cantor a service fee equal to 55% of the transaction revenues.

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

      We are pursuing an aggressive strategy to convert most of Cantor's financial marketplace products to our eSpeed system and, with the assistance of Cantor, to continue to create new markets and convert new clients to our eSpeed system. Other than Cantor, no client of ours accounted for more than 10% of our transaction revenues from our date of inception through March 31, 2000.

      The process of converting these marketplaces includes modifying existing Cantor trading systems to allow for transactions to be entered directly from a client location, signing an agreement with the client, installing the hardware and software at the client location and establishing lines between us and the client.

      For the three months ended March 31, 2000, we earned $19,246,396 in transaction revenues, as compared to transaction revenues of $1,120,534 for the period from March 10, 1999 to March 26, 1999. The growth in revenue was attributable to the addition of electronic marketplaces and clients to our eSpeed system. In addition, revenues for the three months ended March 31, 2000 were positively impacted by the unusually high level of volatility in the fixed income markets around the world. It is anticipated that as more marketplaces are converted to our eSpeed system and more clients are added to our eSpeed system, more of our income will be generated from marketplaces around the world. Our revenues are currently highly dependent on transaction volume in the fixed income markets globally. Accordingly, revenues are dependent on the volume of transactions in marketplaces that we operate, which can be affected by, among other things, economic and political conditions in the United States and elsewhere in the world, concerns over inflation and wavering institutional/consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, rising interest rates, fluctuating exchange rates, legislative and regulatory changes and currency values.

      Interest Income

      The proceeds of our initial public offering on December 10, 1999 have been invested by us in reverse repurchase agreements which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. For the three months ended March 31, 2000, these investments generated interest income of $1,842,774 at an average interest rate of 5.6%. We had no interest income for the period from March 10, 1999 to March 26, 1999.

      System Services Fees

      We have agreed to provide to Cantor technology support services at cost, including (1) systems administration, (2) internal network support, (3) support and procurement for desktops of end-user equipment, (4) operations and disaster recovery services, (5) voice and data communications, (6) support and development of systems for clearance and settlement services, (7) systems support for Cantor brokers, (8) electronic applications systems and network support for Cantor's unrelated dealer businesses with respect to which we will not collaborate with Cantor and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights, having potential application in a gaming business. System services fees from Cantor for the three months ended March 31, 2000 were $3,161,057 and represented 13% of total revenues for the quarter, as compared with system services fees from March 10, 1999 to March 26, 1999 of $827,716, which represented 42% of total revenues for that period. Although the increase in revenues for system services fees was attributable to the shortened period in 1999, system services fees as a percent of revenues have decreased as a result of our increased transaction revenues in the three months ended March 31, 2000.

Expenses

      Compensation and employee benefits

      At March 31, 2000, we had approximately 415 professionals, as compared to approximately 310 employees at March 26, 1999. Substantially all of our employees are full time employees located predominantly in New York and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided medical benefits for our employees. For the quarter ended March 31, 2000, we had compensation costs of $11,337,786, as compared to $1,267,838 for the period from March 10, 1999 to March 26, 1999. This increase in compensation expense was attributable to the increased number of professionals we employed during the period ended March 31, 2000 and to the shortness of the period from March 10, 1999 to March 26, 1999. We intend to hire additional technical, sales and marketing, product development and administrative personnel, including personnel from Cantor, in order to expand our business. As a result, we anticipate that compensation expense may increase significantly in subsequent periods.

      Occupancy and equipment

      Occupancy and equipment costs of $4,699,749 for the three months ended March 31, 2000 included depreciation on computer and communications equipment and amortization of software owned by us, lease costs of other fixed assets leased by us from Cantor and a charge for premises costs from Cantor. Occupancy and equipment costs for the period March 10, 1999 to March 26, 1999 totaled $676,023. Cantor leases from third parties under operating lease arrangements certain computer-related fixed assets that we have the right to use at rates intended to equal costs incurred by Cantor. Our equipment expenses should increase as we continue to invest in technology and related equipment. Occupancy expenditures are comprised principally of our rent and facilities costs of our New York and London offices.

      Professional and consulting fees

      Professional and consulting fees of $2,459,088 for the three months ended March 31, 2000 consisted primarily of legal fees and consultant costs paid to outside computer professionals who performed specialized enhancement activities for us. Professional and consulting fees totaled $185,985 for the period March 10, 1999 to March 26, 1999. We currently have approximately 20 contracted consultants and additional outside services providers working under short-term contracts costing approximately $500,000 per month in the aggregate. Our professional and consulting expenses will likely increase over the foreseeable future.

      Communications and client networks

      Communications costs of $839,694 for the three months ended March 31, 2000 included the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. Communications costs totaled $221,159 for the period March 10, 1999 to March 26, 1999. We expect such costs to increase as we continue to expand into new marketplaces and geographic locations and establish additional communication links with clients. However, certain communications costs are decreasing globally due to increased competition in the communications industry. This may or may not result in a decrease in our communications costs.

      Fulfillment services fees

      Under the Joint Service Agreement, we are required to pay to Cantor a fulfillment services fee of 20%, 35% or 55%, depending on the type of transaction, of commissions paid by clients related to fully electronic transactions. Such costs were $5,075,801 for the three months ended March 31, 2000 as compared to $26,817 for the period March 10 to March 26, 1999. As we continue to sign up new clients, in conjunction with Cantor, and the volume of business processed in the fully electronic brokerage channel increases, this expense will likely increase commensurately with our revenues.

      Administrative fees

      Under an Administrative Services Agreement with Cantor, Cantor has agreed to provide various administrative services to us, including, but not limited to, accounting, tax, legal and human resources, and we have agreed to provide sales and marketing services at cost to Cantor. We are required to reimburse Cantor for its costs of providing these services plus allocation of overhead. We have provided for the cost of such services in our financial statements under the terms set forth in the Administrative Services Agreement as if it was effective March 10, 1999. Administrative fees amounted to $1,604,151 for the three months ended March 31, 2000, as compared to administrative fees of $93,701 for the period March 10, 1999 to March 26, 1999. As we expand our business, the services provided by Cantor, and accordingly the expense, will likely also increase. As circumstances warrant, we will consider adding employees to take over these services from Cantor.

      Advertising Expenses

      During the three months ended March 31, 2000, we launched a national advertising campaign. We incurred advertising expenses of $1,129,073 during the quarter, as compared to no advertising expenses during the period from March 10, 1999 to March 26, 1999. We anticipate that our advertising program and expenses will continue to increase.

      Other expenses

      Other expenses for the three months ended March 31, 2000 were of $1,938,301, as compared to $15,235 for the period from March 10, 1999 to March 26, 1999, and consisted primarily of recruitment fees, travel, promotional and entertainment expenditures. We expect that these expenses will also continue to increase over the foreseeable future as we seek to expand our business.

Liquidity and Capital Resources

      Our cash flows are comprised of transaction revenues and systems services fees from Cantor, various fees paid to Cantor, occupancy costs and other expenses paid by Cantor on our behalf and investment income. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Joint Services Agreement, remits the gross amount owed to us. Under the Administrative Services Agreement and the Joint Services Agreement, any net receivable or payable is settled monthly, at the discretion of the parties.

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

      Under the current operating structure, our cash flows from operations and the net proceeds from our initial public offering should be sufficient to fund our current working capital and current capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt, acquisition and recapitalization alternatives. We are continually considering such options and their effect on our liquidity and capital resources.

      On April 26, 2000, we entered into Subscription Agreements (the "Subscription Agreement") with each of The Williams Companies, Inc. ("Williams") and Dynegy, Inc. ("Dynegy") for the purchase by each of a Unit consisting of (i) 789,071 shares (the "Shares") of our Class A Common Stock, par value $0.01 per share (the "Class A Stock"), and (ii) warrants exercisable to purchase up to 666,666 shares of Class A Stock, for an aggregate purchase price for the two Units of $50.0 million. The purchase of the Units by Williams and Dynegy is subject to the satisfaction of certain customary conditions, including the receipt of all approvals required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (or all applicable waiting periods, and any extensions thereof, under such Act shall have expired or otherwise been terminated). We expect that the purchase and sale of the Units will be consummated (the "Closing") during the second quarter of fiscal 2000. Contemporaneously with the execution of the Subscription Agreements, we entered into a stock purchase agreement with Cantor providing for the purchase by eSpeed from Cantor, at the Closing, of 789,071 shares of Class B Common Stock of eSpeed, par value $.01 per share, representing half of the number of shares of the Class A Stock being sold to Williams and Dynegy, for a purchase price of $25.0 million and resulting in eSpeed receiving a net amount of $25.0 million at the Closing from the sale of the Units. For a more detailed description of this transaction, see Part II, Item 5 of this report under the heading, "Other Information".

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

      We have invested $128,493,533 of our excess cash in securities purchased under reverse repurchase agreements which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our excess cash in a manner that provides us with the appropriate level of liquidity to enable us to meet our current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that we do not currently have outside bank funding.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

      The information required by this Item is incorporated by reference to Note 4 of the Notes to Consolidated Financial Statements for the three months ended March 31, 2000 (unaudited) contained elsewhere in this report.

ITEM 2.  Changes in Securities and Use of Proceeds.

      (d) Use of Proceeds. The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and CFS, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. Of the $139.6 million raised, approximately $11.1 million has been used for working capital purposes and the balance of $128.5 million has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank. We intend to use the amount invested in the reverse repurchase agreements as follows:

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

      Of the amount of proceeds spent through March 31, 2000, approximately $11.1 million has been paid to Cantor under the Administrative Services Agreement between us and Cantor.

      The occurrence of unforeseen events, opportunities or changed business conditions, however, could cause us to use the net proceeds of our initial public offering in a manner other than as described above.

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Securities Holders.

Not Applicable.

ITEM 5.  Other Information.

      On April 26, 2000, we entered into a Subscription Agreement (a "Subscription Agreement") with each of The Williams Companies, Inc. ("Williams") and Dynegy, Inc. ("Dynegy") for the purchase by each of a Unit consisting of (i) 789,071 shares (the "Shares") of our Class A Common Stock, par value $0.01 per share (the "Class A Stock"), and (ii) warrants (the "Warrants") exercisable for the purchase of up to 666,666 shares of Class A Stock, for an aggregate purchase price for the Unit of $25.0 million. The Warrants will have a per share exercise price of $35.203125, will have a ten year term and will be exercisable during the last 4 1/2 years of the term, subject to acceleration under certain prescribed circumstances intended to provide incentives to Williams and Dynegy to invest in four Qualified Verticals as described below. We expect that the purchase and sale of the Units will be consummated (the "Closing") during the second quarter of fiscal 2000. The Closing is subject to the satisfaction of certain customary conditions, including the receipt of all approvals required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (or all applicable waiting periods, and any extensions thereof, under such Act shall have expired or otherwise been terminated). The Shares will not be transferable prior to the first anniversary of the Closing.

      Each of Williams and Dynegy agreed in its Subscription Agreement that, subject to the satisfaction of certain conditions, it will invest $2.5 million in at least four entities (the "Qualified Verticals") to be formed by eSpeed and Cantor within 12 months of the Closing (subject to extension for a period not to exceed six months under certain prescribed circumstances, the "Investment Period"). We expect that each Qualified Vertical will be jointly owned by industry market participants, eSpeed and Cantor and will establish a new vertical electronic and telephonic marketplace with eSpeed in which such Qualified Vertical will broker and possibly clear transactions for the industry market participants and other clients. We anticipate that the first Qualified Vertical to be so formed will be an electronic and telephonic marketplace for North American wholesale transactions in natural gas, electricity, coal and sulfur dioxide and nitrogen dioxide emissions. Products that may be traded on other Qualified Verticals include natural gas liquids, petrochemicals, crude oil and bandwidth. Each of Williams and Dynegy will not necessarily invest in the same Qualified Verticals as the other. The Subscription Agreements further provide that, in connection with up to four additional Qualified Verticals (the "Additional Investment Right"), Williams and, subject to certain limitations, Dynegy, will be entitled to invest $25.0 million in shares of the Class A Stock at a 10% discount to the average trading price for the 10 trading days preceding the date of such party's investment in such new Qualified Vertical, or, under certain circumstances, the public announcement of the formation of such Qualified Vertical. The Additional Investment Right is subject to stockholder approval if required, and in such event, we have agreed to submit for a vote of our common stockholders, at our next annual meeting of stockholders, the approval of the issuance of any such shares, and Cantor has agreed to vote the shares of common stock of eSpeed beneficially owned by it in favor of such issuance. Any shares of Class A Stock purchased pursuant to the Additional Investment Right will not be transferable prior to the first anniversary of issuance.

      The Subscription Agreements also provide that, at such time as when Williams and Dynegy (or their permitted affiliate assignees) have made an aggregate equity investment in eSpeed of an amount equal to at least $100.0 million valued on a cost basis (and for so long as such parties maintain ownership of equity securities having such cost basis), Cantor will use its best efforts to cause one designee jointly selected by Williams and Dynegy to be nominated to the eSpeed Board of Directors and to vote its shares of common stock of eSpeed in favor of such designee.

      Contemporaneously with the execution of the Subscription Agreements, we entered into a stock purchase agreement (the "Stock Purchase Agreement") with Cantor providing for the purchase by eSpeed from Cantor (i) at the Closing, of 789,071 shares of Class B Common Stock of eSpeed, par value $.01 per share (the "Class B Stock"), representing half of the number of shares of the Class A Stock being sold by eSpeed to Williams and Dynegy pursuant to the Subscription Agreements, for a purchase price of $25.0 million and (ii) of half of the number of shares purchased by Williams and Dynegy, in the aggregate, each time an Additional Investment Right is exercised for the same purchase price per share as is paid by Williams and Dynegy at the time.

      Warburg Dillon Read LLC delivered an opinion dated April 26, 2000 to the eSpeed Board of Directors to the effect that, as of such date, the transaction, as described in the Subscription Agreements and the exhibits thereto and the Stock Purchase Agreement, is fair, from a financial point of view, to the stockholders of eSpeed other than Cantor.

      Immediately following the Closing, it is expected that Cantor will beneficially own approximately 77% of the outstanding voting securities of eSpeed, and Williams and Dynegy will each beneficially own approximately 1.7% of the outstanding voting securities and will each beneficially own not more than 4.9% of the outstanding Class A Stock (in each case after giving effect to the conversion by Cantor prior to the Closing of certain shares of Class B Stock into Class A Stock, as required under the Subscription Agreements).

      It is intended that the sale of the Shares and Warrants will be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act, as a transaction by an issuer not involving a public offering.

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            Exhibit 3(ii) - Second Amended and Restated By-Laws of eSpeed, Inc.

            Exhibit 27 - Financial Data Schedule

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          eSpeed, Inc.
                                          (Registrant)

Date: May 10, 2000                        /s/ Howard W. Lutnick
                                          ---------------------
                                          Howard W. Lutnick
                                          Chairman and Chief Executive Officer


Date: May 10, 2000                        /s/ Kevin C. Piccoli
                                          --------------------
                                          Kevin C. Piccoli
                                          Senior Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)