Form 10-Q
period 2000-06-30
ESPEED INC
filed 2000-08-14
CIK 1094831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                    OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                         Commission file number 0-28191
                                                -------

                                  eSpeed, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                               13-4063515
   ----------------------------------     ---------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification
    Incorporation or Organization)                      No.)


                       One World Trade Center, 103rd Floor
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                            New York, New York 10048
                    ----------------------------------------
                             (City, State, Zip Code)

                                 (212) 938-3773
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at July 27, 2000
-----                                              ----------------------------
Class A Common Stock, par value $.01 per share     16,160,238
Class B Common Stock, par value $.01 per share     35,685,581

Part I-FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                            Page

Consolidated Statements of Financial Condition--                           1
June 30, 2000 (unaudited) and December 31, 1999

Consolidated Statements of Operations (unaudited)-Three Months             2
Ended June 30, 2000 and June 25, 1999

Consolidated Statements of Operations (unaudited)- Six Months              3
Ended June 30, 2000 and Period Ended June 25, 1999

Consolidated Statements of Cash Flows (unaudited)-Six Months               4
Ended June 30, 2000 and Period Ended June 25, 1999

Notes to Consolidated Financial Statements (unaudited)                     5

ITEM 2. Management's Discussion and Analysis of Financial Condition        13
and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk        23

PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 24

ITEM 2.  Changes in Securities and Use of Proceeds                         24

ITEM 6.  Exhibits and Reports on Form 8-K                                  25

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          eSpeed, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    As of June 30, 2000 and December 31, 1999
1

                                     Assets

                                                                       June 30,       December 31,
                                                                         2000             1999
                                                                     (unaudited)
                                                                   ---------------    -------------

Cash ...........................................................   $     564,995      $     201,001
Securities purchased under agreements to resell ................     147,141,828        134,644,521
                                                                   -------------      -------------
Fixed assets, at cost ..........................................      22,108,664         12,556,627
Less accumulated depreciation and amortization .................      (5,305,775)        (3,086,555)
                                                                   -------------      -------------
Fixed assets, net ..............................................      16,802,889          9,470,072
Prepaid expenses, principally computer maintenance agreements...       1,933,053             11,495
Other assets ...................................................         833,679               --
                                                                   -------------      -------------
         Total assets ..........................................   $ 167,276,444      $ 144,327,089
                                                                   =============      =============

                      Liabilities and Stockholders' Equity

Liabilities:

Payable to affiliates, net .....................................   $   8,428,877      $   6,743,929
Accounts payable and accrued liabilities .......................      12,915,537          2,071,347
                                                                   -------------      -------------
Total liabilities ..............................................      21,344,414          8,815,276
                                                                   -------------      -------------


Stockholders' Equity:

Preferred stock, par value $.01 per share; 50,000,000 shares
authorized, no shares issued or outstanding ....................            --                 --
Class A common stock, par value $.01 per share; 200,000,000
shares authorized; 16,103,490 and 10,350,000 shares issued
and outstanding ................................................         161,035            103,500
Class B common stock, par value $.01 per share; 100,000,000
shares authorized; 35,685,581 and 40,650,000 shares issued and
outstanding ....................................................         356,856            406,500
Additional paid in capital .....................................     201,954,111        147,588,726
Accumulated deficit ............................................     (56,539,972)       (12,586,913)
                                                                   -------------      -------------
          Total stockholders' equity ...........................     145,932,030        135,511,813
                                                                   -------------      -------------

Total liabilities and stockholders' equity .....................   $ 167,276,444      $ 144,327,089
                                                                   =============      =============


                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     for the three months ended June 30, 2000 and June 25, 1999 (unaudited)


                                                                              For the three      For the three
                                                                               months ended       months ended
                                                                                  June 30,          June 25,
Revenues:                                                                          2000              1999
                                                                               ------------      ------------

Transaction revenues .....................................................     $ 24,471,969      $  6,430,778
Interest income ..........................................................        2,085,751              --
System services fees from affiliates .....................................        3,100,997         4,138,578
                                                                               ------------      ------------
Total revenues ...........................................................       29,658,717        10,569,356
                                                                               ------------      ------------


Expenses:

Compensation and employee benefits .......................................       14,440,660         6,403,446
Occupancy and equipment ..................................................        4,955,490         2,854,350
Professional and consulting fees .........................................        3,299,605         1,596,097
Communications and client networks .......................................        1,009,638         1,103,081
Fulfillment service fees .................................................        7,156,955           403,715
Administrative fees paid to affiliates ...................................        1,708,428           461,266
Marketing ................................................................        3,670,492              --
Non-cash business partner warrants .......................................       29,805,305              --
Other ....................................................................        2,531,786           500,034
                                                                               ------------      ------------
Total expenses ...........................................................       68,578,359        13,321,989
                                                                               ------------      ------------


Loss before provision (benefit) for income taxes .........................      (38,919,642)       (2,752,633)
                                                                               ------------      ------------



Provision (benefit) for income taxes:

Federal ..................................................................             --
                                                                                                 ------------
State and local ..........................................................          107,500           (68,849)
                                                                               ------------      ------------
Total tax provision/(benefit) ............................................          107,500           (68,849)
                                                                               ------------      ------------

Net loss .................................................................     $(39,027,142)     $ (2,683,784)
                                                                               ============      ============



Per share data

Basic and diluted net loss per share.....................................       $      (.76)     $       (.06)

Weighted average shares of common stock outstanding ......................       51,225,449        44,000,000

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    for the six months ended June 30, 2000 and the period from March 10, 1999
        (date of commencement of operations) to June 25, 1999 (unaudited)

                                                                               For the six      For the period
                                                                               months ended         ended
                                                                                June 30,          June 25,
                                                                               ------------      ------------
Revenues:                                                                         2000              1999

Transaction revenues .....................................................     $ 43,718,365      $  7,551,312
Interest income ..........................................................        3,928,525              --
System services fees from affiliates .....................................        6,262,054         4,966,294
                                                                               ------------      ------------
Total revenues ...........................................................       53,908,944        12,517,606
                                                                               ------------      ------------

Expenses:

Compensation and employee benefits .......................................       25,778,446         7,671,284
Occupancy and equipment ..................................................        9,655,239         3,530,373
Professional and consulting fees .........................................        5,758,693         1,782,082
Communications and client networks .......................................        1,849,332         1,324,240
Fulfillment service fees .................................................       12,232,756           430,532
Administrative fees paid to affiliates ...................................        3,312,579           554,967
Marketing ................................................................        4,799,565              --
Non-cash business partner warrants .......................................       29,805,305              --
Other ....................................................................        4,470,088           515,269
                                                                               ------------      ------------
Total expenses ...........................................................       97,662,003        15,808,747
                                                                               ------------      ------------

Loss before provision (benefit) for income taxes .........................      (43,753,059)       (3,291,141)
                                                                               ------------      ------------

Provision (benefit) for income taxes:

Federal ..................................................................             --                --
State and local ..........................................................          200,000           (82,319)
                                                                               ------------      ------------
Total tax provision/(benefit) ............................................          200,000           (82,319)
                                                                               ------------      ------------

Net loss.................................................................      $(43,953,059)     $ (3,208,822)
                                                                               ============      ============

Per share data

Basic and diluted net loss per share.....................................      $       (.86)     $       (.07)

Weighted average shares of common stock outstanding ......................       51,112,724        44,000,000

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    for the six months ended June 30, 2000 and the period from March 10, 1999
        (date of commencement of operations) to June 25, 1999 (unaudited)


                                                                    For the six         For the
                                                                   months ended       period ended
                                                                      June 30,          June 25,
Cash flows from operating activities:                                   2000              1999
                                                                   ------------       ------------

Net loss ......................................................   $(43,953,059)       $ (3,208,822)
Non-cash items included in net loss:
      Depreciation and amortization ...........................      1,537,736           1,046,350
      Issuance of non-cash business partner warrants ..........     29,805,305                --
Increase in operating assets:
      Prepaid expenses ........................................     (1,921,558)         (1,150,582)
      Other assets ............................................       (833,679)               --
Increase (decrease) in operating liabilities:
      Payable to affiliates, net ..............................      1,684,948           2,624,593
Accounts payable and accrued liabilities ......................     10,412,161           1,840,302
                                                                  ------------        ------------
           Cash (used in) provided by operating activities.....     (3,268,146)          1,151,841
                                                                  ------------        ------------

Cash flows from investing activities:

Increase in securities purchased under agreements to resell....    (12,497,307)               --
Purchases of fixed assets .....................................     (8,870,553)         (1,151,841)
                                                                  ------------        ------------

      Cash used in investing activities .......................    (21,367,860)         (1,151,841)
                                                                  ------------        ------------

Cash flows from financing activities:

Proceeds from issuance of securities ..........................     25,000,000                --
Proceeds from capital contributions .....                                   --              25,000
                                                                  ------------        ------------
      Cash provided by financing activities ...................     25,000,000              25,000
                                                                  ------------        ------------

Net increase in cash ..........................................        363,994              25,000
                                                                  ------------        ------------

Cash balance, beginning of period .............................        201,001                --
                                                                  ------------        ------------

Cash balance, end of period ...................................   $    564,995        $     25,000
                                                                  ============        ============



                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Introduction and Basis of Presentation

         eSpeed, Inc. ("eSpeed" or, together with its wholly owned subsidiaries, the "Company") is a leading provider of interactive business-to-business electronic marketplace solutions designed to enable market participants to trade financial and non-financial products more efficiently and at a lower cost than traditional trading environments permit. eSpeed commenced operations on March 10, 1999 as a division of Cantor Fitzgerald Securities ("CFS"). eSpeed is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering (the "Offering"). eSpeed is a majority owned subsidiary of CFS, which in turn is a 99.5% owned subsidiary of Cantor Fitzgerald, L.P. ("CFLP", or together with its subsidiaries, "Cantor"). The accompanying financial statements include activities of the Company while operating as a division of CFS from March 10, 1999 to the date of the Offering.

           The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities Exchange Commission (the "SEC") and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures, which are normally required under generally accepted accounting principles, have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 1999. The Consolidated Statement of Financial Condition at December 31, 1999 was derived from audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  Fixed Assets

Fixed assets consist of the following:                          June 30, 2000        December 31, 1999
                                                              ------------------   --------------------


Computer and communication equipment                               $ 15,449,910         $    9,544,265
Software, including software development costs                        6,658,754              3,012,362
                                                              ------------------   --------------------
                                                                     22,108,664             12,556,627

Less accumulated depreciation and amortization                      (5,305,775)            (3,086,555)
                                                              ------------------   --------------------
Fixed assets, net                                                  $ 16,802,889         $    9,470,072
                                                              ==================   ====================


3.  Income Taxes

         Since the date of the Offering, the Company has been subject to income tax as a corporation. The Company has available $3,785,007 of United States net operating losses to offset future United States source income. This net operating loss can be carried forward through 2015. In addition, the Company, through its wholly-owned subsidiary, eSpeed International Limited, has net operating losses of $14,149,798 which will be available on an indefinite carry-forward basis to offset future income in the United Kingdom.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4.  Commitments and Contingencies

              Legal Matters: In February 1998, Market Data Corporation contracted with Chicago Board Brokerage (a company controlled by the Chicago Board of Trade and Prebon Yamane) to provide the technology for an electronic trading system to compete with Cantor's United States Treasury brokerage business. Market Data Corporation is controlled by Iris Cantor and Rodney Fisher, her nephew-in-law. Iris Cantor, a company under the control of Iris Cantor referred to herein as Cantor Fitzgerald Incorporated ("CFI") and Rodney Fisher are limited partners of CFLP.

              In April 1998, CFLP filed a complaint in the Delaware Court of Chancery against Market Data Corporation, Iris Cantor, CFI, Rodney Fisher and Chicago Board Brokerage seeking an injunction and other remedies. The complaint alleges that Iris Cantor, CFI and Rodney Fisher violated certain duties, including fiduciary duties under Cantor's partnership agreement, due to their competition with CFLP with respect to the electronic trading system mentioned above. The complaint further alleges that Market Data Corporation and Chicago Board Brokerage tortiously interfered with Cantor's partnership agreement and aided and abetted Iris Cantor's, CFI's and Rodney Fisher's breaches of fiduciary duty. Iris Cantor, CFI and Rodney Fisher counterclaimed seeking, among other things, (1) to reform agreements they have with CFLP and (2) a declaration that CFLP breached the implied covenant of good faith and fair dealing. Cantor has agreed to indemnify the Company for any liabilities that are incurred with respect to any current or future litigation involving (1) Market Data Corporation, (2) Iris Cantor, (3) CFI or (4) Rodney Fisher.

         CFLP settled its dispute with Chicago Board Brokerage in April 1999, and Chicago Board Brokerage subsequently announced it was disbanding its operations. On March 13, 2000, the Delaware Court of Chancery ruled in favor of CFLP, finding that Iris Cantor, CFI and Rodney Fisher had breached the Partnership Agreement of CFLP, and that Market Data Corporation had aided and abetted that breach. The court awarded CFLP declaratory judgment relief and court costs and attorneys' fees. Counsel for the defendants have expressed their intentions to appeal this result. The defendants moved for reargument with respect to the award of fees and costs. CFLP believes Market Data Corporation's technology for electronic trading systems would be of substantial assistance to competitors in the wholesale market if provided to them. Final judgment is expected to be entered shortly. Counsel for the defendants have expressed their intentions to appeal this result (a previous appeal was dismissed as premature). A hearing on issues relating to CFLP's final relief took place on June 14, 2000. The parties are awaiting the entry by the Court of a final declaratory judgment and/or award of monetary damages.

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

         Neither of these two cases had been pursued prior to the March 13, 2000 decision in the court proceedings in Delaware. On May 15, 2000, the senior officers of CFLP who are
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


defendants in the federal action in New York moved to dismiss the complaint against them on several grounds, including inter alia that the March 13, 2000 decision from the Delaware Court of Chancery collaterally estops Iris Cantor and CFI from relitigating matters that were adjudicated against them in Delaware. Iris Cantor and CFI filed papers opposing the motion to dismiss on June 5, 2000, and the defendants filed a reply on June 15, 2000.

         On May 16, 2000, CFI filed an action in Delaware Superior Court, New Castle County, against CFLP and CF Group Management, Inc. ("CFGM") seeking payment of $40 million allegedly due pursuant to a settlement agreement in an earlier litigation between the parties. The complaint alleges that CFI is entitled to a one-time $40 million payment upon "an initial public offering of CFLP or of a successor to a material portion of the assets and business of CFLP..." CFI alleges that the initial public offering of eSpeed on December 10, 1999 triggers the payment obligation under the settlement agreement.

         The attorneys for CFI, Iris Cantor and Rod Fisher contended that conditions placed on their clients' acceptance of an Offer to Exchange, dated May 8, 2000, pursuant to which certain partnership units in CFLP could be exchanged for "e-units", which are entitled to receive distributions of eSpeed stock from CFLP on certain future dates, subject to certain conditions (the "Exchange Offer"), constituted a breach of fiduciary duty owed their clients by CFGM. The attorneys for CFI and Iris Cantor (the "CFI Defendants") also contended that the Exchange Offer violated CFGM's and CFLP's duties under a settlement agreement in an earlier litigation between the parties and under CFLP's partnership agreement. On June 12, 2000, CFLP and CFGM filed a lawsuit in the Delaware Court of Chancery against Iris Cantor, in her individual and trustee capacities, CFI and Rodney Fisher, seeking a declaratory judgment that, with respect to both the Exchange Offer and amendments to the partnership agreement effected in connection therewith, CFGM has not breached its fiduciary duty, and CFGM and CFLP have not otherwise violated Delaware law. CFGM and CFLP also requested that the Court declare that the amendments are valid. On July 18, 2000, the CFI Defendants and Mr. Fisher filed their respective answers, affirmative defenses, counterclaims and third-party claims, and named Howard Lutnick as a third-party defendant. In addition, Mr. Fisher has named eSpeed as a third-party defendant and contends that it aided and abetted breaches of fiduciary duty by CFGM and Howard Lutnick. The CFI Defendants and Mr. Fisher seek, among other things, CFGM's removal as Managing General Partner of CFLP and a declaration that the amendments are null and void.

         Although the Company does not expect to incur any losses with respect to the pending lawsuits or supplemental allegations surrounding Cantor's partnership agreement, Cantor has agreed to indemnify the Company with respect to any liabilities the Company incurs as a result of such lawsuits or allegations.

         On June 21, 1999, Cantor and its affiliate, CFPH, LLC, brought suit against Liberty Brokerage Investment Corporation and Liberty Brokerage Inc. in the United States District Court for the District of Delaware for infringement of the Fraser et al. U.S. patent 5,905,974, entitled "Automated Auction Protocol Processor." Cantor alleged in the complaint that Liberty was infringing the `974 patent by making, using, selling and/or offering for sale systems and methods that embody or use the inventions claimed in the `974 patent. On August 10, 1999, Cantor and CFPH, L.L.C. voluntarily dismissed the suit without prejudice. Subsequently, on August 10, 1999, Liberty filed an action for declaratory judgment in the United States District Court for the District of Delaware against Cantor and two of its affiliates, CFS and CFPH, LLC, claiming that the `974 patent was invalid, unenforceable and not infringed by Liberty. On October 12, 1999, Cantor, CFS and CFPH, LLC moved (1) to dismiss all claims against CFS for failure to state a
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


claim upon which relief can be granted and (2) to dismiss the action as against Cantor, CFS and CFPH, LLC for lack of an actual case or controversy within the meaning of 28 U.S.C. Section 2201. On November 22, 1999, the Court granted the motion to dismiss the action as against CFS, and denied the motion to dismiss the action as against Cantor and CFPH, LLC. On January 5, 2000, Liberty filed an Amended Complaint naming eSpeed as a defendant. On January 19, 2000, Cantor, CFPH, LLC and eSpeed filed a Second Renewed Motion to Dismiss the action. On March 8, 2000, oral arguments took place on the Second Renewed Motion to Dismiss, which the court denied on June 13, 2000. On July 15, 2000, the parties to the action filed a Joint Stipulated Dismissal with Prejudice for the declaratory judgment action brought by Liberty. It is expected that the Court will enter the order of dismissal by the end of August 2000. Upon entry of the order, the litigation will be terminated.

         Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

5.  Related Party Transactions

         The Company had overnight securities purchased under agreements to resell ("Resale Agreements", or "Reverse Repurchase Agreements") with CFS totaling $147,141,828 and $134,644,521, including accrued interest, at June 30, 2000 and December 31, 1999, respectively. Under the terms of the agreement, the securities collateralizing the Resale Agreements are held under a custodial arrangement with a third party bank.

         Under a Joint Services Agreement between the Company and Cantor, the Company earns transaction revenues equal to a percentage of Cantor's commission revenues on customer transactions for services provided by the Company. The percentage of the transaction revenues ranges from 2.5% to 100%, depending on the type of electronic services provided for the transaction. Revenues from such transactions during the three months ended June 30, 2000 and June 25, 1999 totaled $24,471,969 and $6,430,778, respectively. Revenues from such transactions for the six months ended June 30, 1999 and for the period March 10, 1999 to June 25, 1999 totaled $43,718,365 and $7,551,312, respectively.

         On certain transactions (those in which the Company receives 100% of the commission revenue share), Cantor provides the Company with fulfillment services for which Cantor is paid a fee of 20% or 35% of the transaction revenues earned on the transaction. Charges to the Company from Cantor for such fulfillment services during the three months ended June 30, 2000 and June 25, 1999 totaled $7,156,955 and $403,715, respectively. Charges to the Company from Cantor for such fulfillment services during the six months ended June 30, 2000 and for the period March 10, 1999 to June 25, 1999 totaled $12,232,756 and $430,532, respectively.

         Under an Administrative Services Agreement between the Company and Cantor, the Company provides network, data center and server administration support and other technology services to Cantor. The Company charges Cantor for these services commensurate with its costs of providing these services. System services fees earned during the three months ended June 30, 2000 and June 25, 1999 totaled $3,100,997 and $4,138,578, respectively. System services fees earned during the six months ended June 30, 2000 and for the period March 31, 1999 to June 25, 1999 totaled $6,262,054 and $4,966,294, respectively.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


         Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, sales and marketing, legal and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term, which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the three months ended June 30, 2000 and June 25, 1999 totaling $1,708,428 and $461,266, respectively. The Company incurred administrative fees for such services during the six months ended June 30, 2000 and during the period March 10, 1999 to June 25, 1999 totaling $3,312,579 and $554,967, respectively.

6.  Regulatory Capital Requirements

         Through its subsidiary, eSpeed Government Securities, Inc., effective December 2, 1999, the Company is subject to SEC broker-dealer regulation under
Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At June 30, 2000, eSpeed Government Securities, Inc.'s liquid capital of $13,913,900 was in excess of minimum requirements by $13,888,900.

         Additionally, the Company's subsidiary, eSpeed Securities, Inc., effective December 1, 1999, is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 8 to 1. At June 30, 2000, eSpeed Securities, Inc. had net capital of $1,914,868, which was $1,768,381 in excess of its required net capital of $146,487, and eSpeed Securities, Inc.'s net capital ratio was 0.61 to 1.

7.  Options and Warrants

         During the six months ended June 30, 2000, the Company issued 450,126 options to employees. Of these options, 325,126 vest ratably over the four successive anniversaries of the grant date and 125,000 vest ratably over the five successive anniversaries of the grant date. The options had an estimated fair value of $12,333,153 as of the grant date. No options or warrants were exercised or expired and 99,137 options were forfeited during the six months ended June 30, 2000.

         Had the Company accounted for its options granted in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123, the Company's net loss and loss per common share for the three months ended June 30, 2000 would have increased by $6,047,830 and $0.12, respectively. The Company's net loss and net loss per common share for the six months ended June 30, 2000 would have increased by $11,677,284 and $0.23, respectively. As of June 30, 2000, the weighted average remaining contractual life of options and warrants outstanding was approximately 8 3/4 years; and options for 530,001 shares were currently exercisable.

         As discussed in Note 9 below, on June 5, 2000, the Company issued warrants exercisable for the purchase of up to 1,333,332 shares of Class A common stock. The warrants have a per share
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



exercise price of $35.203125, a ten year term and are exercisable during the last 4 1/2 years of the term, subject to acceleration under certain prescribed circumstances.

8.  Segment and Geographic Data

        Segment Information: The Company currently operates its business in one segment, that of operating interactive electronic business-to-business vertical marketplaces for the trading of financial and non-financial products. This segment comprised approximately 83% of revenues for the three months ended June 30, 2000 and 61% of revenues for the three months ended June 25, 1999. This segment comprised approximately 81% of revenues for the six months ended June 30, 2000 and 60% of revenues for the period from March 10, 1999 to June 25, 1999. The remainder of the Company's revenues was derived from system services fees from Cantor and interest income.

        Geographic Information: The Company operates in the Americas, Europe and Asia. Revenue attribution for purposes of preparing geographic data is principally based upon the marketplace where the financial product is traded, which, as a result of regulatory jurisdiction constraints in most circumstances, is also representative of the location of the client generating the transaction resulting in commissionable revenue. The information that follows, in management's judgment, provides a reasonable representation of the activities of each region as of and for the periods indicated.

                                                                                                        Period from
                                    Three months          Three months        Six months ended            March 10,
 Transaction                       ended June 30,        ended June 25,           June 30,              1999 to June
 Revenues:                              2000                  1999                 2000                   25, 1999
---------------------------        --------------        --------------       ----------------         --------------
Europe                               $  3,984,135           $ 1,837,281           $ 7,126,980           $  2,222,728

Asia                                      360,585               152,343               675,785                184,522
                                   ---------------       ---------------      ----------------         --------------
Total Non-Americas                      4,344,720             1,989,624             7,802,765              2,407,250

Americas                               20,127,250             4,441,154            35,915,601              5,144,062
                                   ---------------       ---------------      ----------------         --------------
Total                                $ 24,471,970           $ 6,430,778          $ 43,718,366           $  7,551,312
                                   ===============       ===============      ================         ==============

Average long-lived assets

                                                                                June 30, 2000          Dec. 31, 1999
                                                                              ----------------         --------------
Europe                                                                            $ 1,906,464           $  2,257,914

Asia                                                                                  832,057                925,790
                                                                              ----------------         --------------
Total Non-Americas                                                                  2,738,521              3,183,704

Americas                                                                           10,397,982              5,236,613
                                                                              ----------------         --------------
Total                                                                            $ 13,136,503           $  8,420,317
                                                                              ================         ==============

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


9.  Subscription Agreement

         On April 26, 2000, the Company entered into a Subscription Agreement (each a "Subscription Agreement" and together, the "Subscription Agreements") with each of The Williams Companies, Inc. ("Williams") and Dynegy, Inc. ("Dynegy") for the purchase by each of a Unit consisting of (i) 789,071 shares (the "Shares") of the Company's Class A Common Stock, par value $0.01 per share (the "Class A common stock"), and (ii) warrants (the "Warrants") exercisable for the purchase of up to 666,666 shares of Class A common stock, for an aggregate purchase price for each Unit of $25,000,000. The Warrants have a per share exercise price of $35.203125, a ten year term and are exercisable during the last 4 1/2 years of the term, subject to acceleration under certain prescribed circumstances intended to provide incentives to Williams and Dynegy to invest in four Qualified Verticals as described below. The purchase and sale of the Units was consummated (the "Closing") in June 2000. The Shares will not be transferable prior to the first anniversary of the Closing. As required by Generally Accepted Accounting Principles, the Company recorded a one-time, non-cash charge of $29,805,305 at the time of the Closing to reflect the cost of the Warrants.

         Each of Williams and Dynegy agreed in its Subscription Agreement that, subject to the satisfaction of certain conditions, it will invest $2,500,000 in at least four entities (the "Qualified Verticals") to be formed by the Company and Cantor within 12 months of the Closing (subject to extension for a period not to exceed six months under certain prescribed circumstances, the "Investment Period"). It is expected that each Qualified Vertical will be jointly owned by industry market participants, the Company and Cantor and will establish a new vertical electronic and telephonic marketplace with the Company in which such Qualified Vertical will broker and possibly clear transactions for the industry market participants and other clients. It is anticipated that the first Qualified Vertical to be so formed will be an electronic and telephonic marketplace for North American wholesale transactions in natural gas, electricity, coal and sulfur dioxide and nitrogen dioxide emissions. Products that may be traded on other Qualified Verticals include natural gas liquids, petrochemicals, crude oil and bandwidth. Each of Williams and Dynegy will not necessarily invest in the same Qualified Verticals as the other. The Subscription Agreements further provide that, in connection with up to four additional Qualified Verticals (the "Additional Investment Right"), Williams and, subject to certain limitations, Dynegy, will be entitled to invest $25,000,000 in shares of Class A common stock at a 10% discount to the average trading price for the 10 trading days preceding the date of such party's investment in such new Qualified Vertical, or, under certain circumstances, the public announcement of the formation of such Qualified Vertical. The Additional Investment Right is subject to stockholder approval if required, and, in such event, the Company has agreed to submit for a vote of its common stockholders, at its next annual meeting of stockholders, the approval of the issuance of any such shares and Cantor has agreed to vote the shares of common stock of the Company beneficially owned by it in favor of such issuance. Any shares of Class A common stock purchased pursuant to the Additional Investment Right will not be transferable prior to the first anniversary of issuance.

         Contemporaneously with the execution of the Subscription Agreements, the Company entered into a stock purchase agreement with Cantor providing, as amended, for the purchase by the Company from Cantor (i) at the Closing, of 789,071 shares of Class A common stock of the Company, representing half of the number of shares of the Class A common stock being sold by the Company to Williams and
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Dynegy pursuant to the Subscription Agreements, for a purchase price of $25,000,000 and (ii) of half of the number of shares purchased by Williams and Dynegy, in the aggregate, each time an Additional Investment Right is exercised for the same purchase price per share as is paid by Williams and Dynegy at the time.

10.  Subsequent Event

         On July 21, 2000, Cantor Fitzgerald Partners, an affiliate of eSpeed, purchased the U.S. municipal bond brokerage business and certain other assets of Municipal Partners, Inc. for approximately $1,500,000 and eSpeed issued to Municipal Partners Inc.'s shareholders 28,374 shares of the Company's Class A common stock with a closing date value of $1,500,000. Although the purchased assets are owned by Cantor Fitzgerald Partners, eSpeed is entitled to 100% of the revenues generated from any fully electronic transaction effected in a marketplace utilizing the eSpeed(sm) system by its affiliates pursuant to a Joint Services Agreement, as amended, among eSpeed and its affiliates, including Cantor Fitzgerald Partners. In addition, in order to provide incentives to promote the use of the eSpeed(sm) trading platform in connection with the purchased business, eSpeed sold 28,374 shares of its Class A common stock to certain employees in exchange for interest-bearing promissory notes that are due July 21, 2010 (the "Pledged Shares"). The Pledged Shares may be redeemed, at the option of eSpeed, by cancellation of the related note(s) if eSpeed does not receive $3,000,000 in electronic transaction revenues generated by Cantor's municipal bond brokerage business for a 12-month period within three years of July 21, 2000.

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

  Overview

  eSpeed, Inc. was incorporated on June 3, 1999 as a Delaware corporation. Our wholly owned subsidiaries are eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Markets, Inc. and eSpeed International Limited. Prior to our initial public offering, we were a wholly-owned subsidiary of, and we conducted our operations as a division of, Cantor Fitzgerald Securities, which in turn is a 99.5%-owned subsidiary of Cantor Fitzgerald, L.P. (collectively with its affiliates, "Cantor"). We commenced operations as a division of Cantor on March 10, 1999, the date the first fully electronic transaction using our eSpeed(sm) system was executed. Cantor has been developing systems to promote fully electronic marketplaces since the early 1990s. Since January 1996, Cantor has used our eSpeed(sm) system internally to conduct electronic trading.

         Concurrent with our initial public offering in December 1999, Cantor contributed to us, and we acquired from Cantor, certain of our assets. These assets primarily consist of proprietary software, network distribution systems, technologies and other related contractual rights that comprise our eSpeed(sm) system.

  Results of Operations

  For the Three Months Ended June 30, 2000 and June 25, 1999

Revenues                                              Three months ended
                                               --------------------------------
                                               June 30, 2000     June 25, 1999
                                               -------------     --------------
Transaction Revenues:
Fully electronic transactions ............     $20,413,009       $ 1,153,471
Voice-assisted brokerage transactions ....       3,370,116         3,900,345
Screen assisted open outcry transactions..         688,844         1,376,962
                                               -----------       -----------
Total transaction revenues ...............      24,471,969         6,430,778

Interest income ..........................       2,085,751              --
System services fees .....................       3,100,997         4,138,578
                                               -----------       -----------

            Total revenues ...............     $29,658,717       $10,569,356
                                               ===========       ===========


        Transaction Revenues

        We operate interactive electronic marketplaces. We have entered into a Joint Services Agreement with Cantor under which we and Cantor have agreed to collaborate to provide brokerage and related services to clients in multiple electronic markets for transactions in securities and other financial products. In addition, we may, in our discretion, collaborate on operating markets for non-financial products. Under the Joint Services Agreement, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and Cantor provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. Under this agreement, Cantor and we have agreed to share revenues derived from transactions effected in the marketplaces in which we collaborate and other specified markets.

      Generally, if the transactions:

o are effected in a marketplace in which we collaborate with Cantor, are fully electronic transactions and relate to financial products, such as fixed income securities, futures contracts, derivatives and commodities, that are not traded on the Cantor Exchange(sm), or products that are traded on the Cantor Exchange(sm), then we receive the aggregate transaction revenues and pay to Cantor service fees equal to 35% and 20% of the transaction revenues, respectively.

o are effected in a marketplace in which we collaborate with Cantor, involve voice-assisted brokerage services that Cantor provides and the transactions relate to (1) financial products that are not traded on the Cantor Exchange(sm), or (2) products that are traded on the Cantor Exchange(sm), then, in the case of a transaction described in (1), Cantor receives the aggregate transaction revenues and pays to us a service fee equal to 7% of the transaction revenues, and, in the case of a transaction described in (2), we receive the aggregate transaction revenues and pay to Cantor a service fee equal to 55% of the transaction revenues.

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

        We are pursuing an aggressive strategy to convert most of Cantor's financial marketplace products to our eSpeed(sm) system and, with the assistance of Cantor, to continue to create new markets and convert new clients to our eSpeed(sm) system. The process of converting these marketplaces includes modifying existing Cantor trading systems to allow for transactions to be entered directly from a client location, signing an agreement with the client, installing the hardware and software at the client location and establishing lines between us and the client. Other than Cantor, no client of ours accounted for more than 10% of our transaction revenues for the three and six months ended June 30, 2000.

        For the three months ended June 30, 2000, we earned transaction revenues of $24,471,969 as compared to $6,430,778 for the three months ended June 25, 1999, an increase of 281%. The growth in revenues for the three-month period was attributable to the continued roll out of electronic marketplaces and an increase in the number of clients electronically trading through our eSpeed(sm) system. As of June 30, 2000, we had converted 32 out of over 40 marketplaces to our eSpeed(sm) system. In addition, revenues for the three months ended June 30, 2000 were positively impacted by the high level of volatility in the fixed income markets.

        It is anticipated that as new marketplaces are converted to our eSpeed(sm) system and additional clients utilize the eSpeed(sm) system, we will increase income generated outside of fixed income and other financial service marketplaces. Our revenues are currently highly dependent on transaction volume in the fixed income markets globally. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation and wavering institutional/consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, rising interest rates, fluctuating exchange rates, legislative and regulatory changes and currency values may have an impact on our volume of transactions.

        The financial markets in which we operate are generally affected by seasonality. Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slow down in the business environment, and therefore, transaction volume levels may decrease during those periods.

        Interest Income

        The net proceeds of our initial public offering on December 10, 1999 and the net proceeds received from the sale of Class A common stock to Dynegy and Williams, net of operating expenses paid, have been invested by us in reverse repurchase agreements which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. For the three months ended June 30, 2000, these investments generated interest income of $2,085,751, at an average interest rate of 6.1%. We had no interest income for the three months ended June 25, 1999.

        System Services Fees

        We have agreed to provide to Cantor technology support services at cost, including (1) systems administration, (2) internal network support, (3) support and procurement for desktops of end-user equipment, (4) operations and disaster recovery services, (5) voice and data communications, (6) support and development of systems for clearance and settlement services, (7) systems support for Cantor brokers, (8) electronic applications systems and network support for Cantor's unrelated dealer businesses with respect to which we will not collaborate with Cantor and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights, having potential application in a business. System services fees from Cantor for the three months ended June 30, 2000 were $3,100,997, and represented 10% of total revenues for the period. This compares with system services fees for the three months ended June 25, 1999 of $4,138,578, which represented 39% of total revenues for the period. System services fees have decreased 25% for the period primarily as a result of a decrease in Cantor's brokerage personnel. As a percentage of revenues, the fees have decreased as a result of our increased transaction revenues in the three months ended June 30, 2000.

Expenses                                         Three months ended
                                          ---------------------------------
                                          June 30, 2000      June 25, 1999
                                          -------------     ---------------

Compensation and employee benefits...       $14,440,660       $ 6,403,446
Occupancy and equipment .............         4,955,490         2,854,350
Professional and consulting fees ....         3,299,605         1,596,097
Communications and client networks...         1,009,638         1,103,081
Fulfillment services fees ...........         7,156,955           403,715
Administrative fees .................         1,708,428           461,266
Marketing ...........................         3,670,492                --
Non-cash business partner warrants...        29,805,305                --
Other ...............................         2,531,786           500,034
                                            -----------       -----------
        Total expenses ..............       $68,578,359       $13,321,989
                                            ===========       ===========

        Compensation and employee benefits

        At June 30, 2000, we had approximately 460 professionals, as compared to approximately 265 employees at June 25, 1999. Substantially all of our employees are full time employees located predominantly in New York and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided medical benefits for our employees. For the quarter ended June 30, 2000, we had compensation costs of $14,440,660 as compared to $6,403,446 for the three months ended June 25, 1999, an increase of 126%. This increase in compensation expense was attributable to the increased number of professionals we employed during the period ended June 30, 2000. During the quarter ended June 30, 2000, we continued to hire additional technical, sales and marketing, product development and administrative personnel, including personnel from Cantor, in order to expand our business. At present, we believe that we have established a core level of personnel to develop new electronic marketplaces and maintain the existing infrastructure we have established. Accordingly, while we will continue to add personnel, we currently envision our compensation costs increasing at more modest rates.

        Occupancy and equipment

        Occupancy and equipment costs were $4,955,490 for the three months ended June 30, 2000 as compared to $2,854,350 for the three months ended June 25, 1999, an increase of 74%. The increase resulted principally from the continued growth in scope of our business and increased personnel. Occupancy and equipment costs included depreciation on computer and communications equipment and amortization of software owned by us, lease costs of other fixed assets leased by us from Cantor and a charge for premises costs from Cantor. Cantor leases from third parties under operating lease arrangements certain computer-related fixed assets that we have the right to use at rates intended to equal costs incurred by Cantor. Our equipment expenses should increase as we continue to invest in technology and related equipment. Occupancy expenditures are comprised principally of our rent and facilities costs of our New York and London offices and are expected to increase as we acquire more space from Cantor and others to accommodate our growth in headcount and technology.

        Professional and consulting fees

        Professional and consulting fees were $3,299,605 for the three months ended June 30, 2000 as compared to $1,596,097 for the three months ended June 25, 1999, an increase of 106%. This increase resulted principally from fees related to new business development and strategic initiatives. Professional and consulting fees consisted primarily of legal fees and consultant costs paid to outside computer professionals who performed specialized enhancement activities for us. We currently have approximately 20 contracted consultants and additional outside services providers working under short-term contracts costing approximately $500,000 per month in the aggregate.

        Communications and client networks

        Communications costs were $1,009,638 for the three months ended June 30, 2000, an 8% decrease from communication costs of $1,103,081 for the three months ended June 25, 1999. Communications costs included the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. The slight reduction in costs was attributable to a general decrease in communication costs partially offset by the costs associated with increase in the breadth of our network. We expect such costs to increase as we continue to expand into new marketplaces and geographic locations and establish additional communication links with clients.

        Fulfillment services fees

        Under the Joint Service Agreement, we are required to pay to Cantor a fulfillment services fee of 20%, 35% or 55%, depending on the type of transaction, of commissions paid by clients related to fully electronic transactions. Such costs were $7,156,955 for the three months ended June 30, 2000, an increase of 1666% as compared to $403,715 for the three months ended June 25, 1999, principally as a result of our increased fully electronic revenues. As we continue to sign up new clients, in conjunction with Cantor, and the volume of business processed in the fully electronic brokerage channel increases, this expense will likely increase commensurately with our revenues.

        Administrative fees

        Under an Administrative Services Agreement with Cantor, Cantor has agreed to provide various administrative services to us, including, but not limited to, accounting, tax, legal and human resources, and we have agreed to provide sales and marketing services at cost to Cantor. We are required to reimburse Cantor for its costs of providing these services plus allocation of overhead. We have provided for the cost of such services in our financial statements under the terms set forth in the Administrative Services Agreement as if it was effective March 10, 1999. Administrative fees were $1,708,428 for the three months ended June 30, 2000 as compared to administrative fees of $461,266 for the three months ended June 25, 1999, an increase of 270%, principally as a result of our increased business activity. As we expand our business, the services provided by Cantor, and accordingly the expense, will likely also increase. As circumstances warrant, we will consider adding employees to take over these services from Cantor.

        Marketing expenses

        During the three months ended June 30, 2000, we launched a national advertising campaign. We incurred marketing expenses of $3,670,492 during the quarter, as compared to nominal marketing expenses during the three-month period ended June 25, 1999. We do not anticipate that our marketing expenses will significantly change over the foreseeable future.

        Other expenses

        Other expenses for the three months ended June 30, 2000 were $2,531,786 as compared to other expenses of $500,034 for the three months ended June 25, 1999, an increase of 406%, principally as a result of our increased business activity. These expenses consisted primarily of recruitment fees, travel, promotional and entertainment expenditures. We do not expect that these expenses will significantly change over the foreseeable future.

        Non-cash Business Partner Warrants

        In June 2000, Dynegy and Williams each purchased 789,071 shares of our Class A common stock for a purchase price of $25,000,000, for a total of $50,000,000. Pursuant to a stock purchase agreement with Cantor, we purchased from Cantor 789,071 shares of our Class A common stock for a purchase price of $25,000,000. As a result, our capital increased by a net amount of $25,000,000. Additionally, each of Dynegy and Williams received warrants to purchase an additional 666,666 shares of Class A common stock at an exercise price of $35.203125 per share. As a result of the issuance of the warrants, we recorded a non-cash, non-operating charge against earnings of $29,805,305 to reflect the cost of the warrants.

        Net Loss

        Excluding a non-cash charge for business partner warrants issued to Dynegy and Williams in June 2000, our net loss was $9,221,837 for the three months ended June 30, 2000. Including the non-cash charge, we incurred a net loss of $39,027,142 for the three months ended June 30, 2000. The business partner warrants are discussed in more detail in Note 9 to the Notes to Consolidated Financial Statements (unaudited) contained elsewhere in this report. Other than the non-cash charge, the losses primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base. We expect that we will continue to incur losses and generate negative cash flow from operations for the foreseeable future as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts. In light of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

  For the Six Months Ended June 30, 2000 and the Period March 10, 1999 to June 25, 1999

Revenues                                                Six months ended   Period March 10,
                                                             June 30,      1999 to June 25,
                                                               2000              1999
                                                        ----------------   ----------------
Transaction Revenues:
          Fully electronic transactions ..............     $34,915,297       $ 1,230,092
          Voice-assisted brokerage transactions ......       7,231,356         4,564,942
          Screen assisted open outcry transactions ...       1,571,712         1,756,278
                                                           -----------       -----------
                          Total transaction revenues..      43,718,365         7,551,312


Interest income ......................................       3,928,525              --
System services fees .................................       6,262,054         4,966,294
                                                           -----------       -----------
Total revenues .......................................     $53,908,944       $12,517,606
                                                           ===========       ===========

        Transaction Revenues

        For the six months ended June 30, 2000, we earned $43,718,365 in transaction revenues as compared to $7,551,312 for the period March 10, 1999 to June 25, 1999, a 479% increase. The growth in these revenues was attributable to the continued roll out of electronic marketplaces and an increase in the number of clients electronically trading through our eSpeed(sm) system. As of June 30, 2000, we had converted 32 out of over 40 marketplaces to our eSpeed(sm) system. In addition, revenues for the six months ended June 30, 2000 were positively impacted by the high level of volatility in the fixed income markets.

        Interest Income

        The net proceeds of our initial public offering on December 10, 1999 and the net proceeds received from the sale of Class A common stock to Dynegy and Williams, net of operating expenses paid, have been invested by us in reverse repurchase agreements which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. For the six months ended June 30, 2000, these investments generated interest income of $3,928,525, at an average interest rate of 5.9%. We had no interest income for the period March 10, 1999 to June 25, 1999.

        System Services Fees

        System services fees from Cantor for the six months ended June 30, 2000 were $6,262,054, and represented 12% of total revenues for the period. This compares with system services fees for the period from March 10, 1999 to June 25, 1999 of $4,966,294, which represented 40% of total revenues for the period. This increase of 26% in system services fees principally reflected the fact that the 1999 period was shorter than the current period. As a percent of revenues, the system services fees decreased as a result of our increased transaction revenues for the six months ended June 30, 2000.

Expenses                                  Six months          Period from March
                                            ended            10, 1999 to June 25,
                                        June 30, 2000              1999
                                      -------------------   ----------------------

Compensation and employee benefits...      $25,778,446         $ 7,671,284
Occupancy and equipment .............        9,655,239           3,530,373
Professional and consulting fees ....        5,758,693           1,782,082
Communications and client networks...        1,849,332           1,324,240
Fulfillment services fees ...........       12,232,756             430,532
Administrative fees .................        3,312,579             554,967
Marketing ...........................        4,799,565                  --
Non-cash business partner warrants...       29,805,305                  --
Other ...............................        4,470,088             515,269
                                           -----------         -----------
Total expenses ......................      $97,662,003         $15,808,747
                                           ===========         ===========

Compensation and employee benefits

        At June 30, 2000, we had approximately 460 professionals, as compared to approximately 265 employees at June 25, 1999. Substantially all of our employees are full time employees located predominantly in New York and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided medical benefits for our employees. For the six months ended June 30, 2000, our compensation costs were $25,778,446 as compared to compensation costs of $7,671,284 for the period from March 10, 1999 to June 25, 1999, a 236% increase. This increase in compensation expense was attributable to the increased number of professionals we employed during the six-month period ended June 30, 2000. During the six months ended June 30, 2000, we continued to hire additional technical, sales and marketing, product development and administrative personnel, including personnel from Cantor, in order to expand our business.

        Occupancy and equipment

        Occupancy and equipment costs were $9,655,239 for the six months ended June 30, 2000 as compared to occupancy and equipment of $3,530,373 for the period from March 10, 1999 to June 25, 1999, an increase of 173%. This increase resulted principally from the continued growth in scope of our business and increased personnel. Occupancy and equipment costs included depreciation on computer and communications equipment and amortization of software owned by us, lease costs of other fixed assets leased by us from Cantor and a charge for premises costs from Cantor. Cantor leases from third parties under operating lease arrangements certain computer-related fixed assets that we have the right to use at rates intended to equal costs incurred by Cantor. Our equipment expenses should increase as we continue to invest in technology and related equipment. Occupancy expenditures are comprised principally of our rent and facilities costs of our New York and London offices.

        Professional and consulting fees

        Professional and consulting fees were $5,758,693 for the six months ended June 30, 2000 as compared to professional and consulting fees of $1,782,082 for the period from March 10, 1999 to June 25, 1999, an increase of 223%. This increase resulted principally from fees related to new business development and strategic initiatives. Professional and consulting fees consisted primarily of legal fees and consultant costs paid to outside computer professionals who performed specialized enhancement activities for us. We currently have approximately 20 contracted consultants and additional outside services providers working under short-term contracts costing approximately $500,000 per month in the aggregate.

        Communications and client networks

        Communications costs were $1,849,332 for the six months ended June 30, 2000 as compared to $1,324,240 for the period from March 10, 1999 to June 25, 1999, an increase of 40%. Communications costs included the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. The increase in costs was attributable to the associated increase in the breadth of our network.

        Fulfillment services fees

        Under the Joint Service Agreement, we are required to pay to Cantor a fulfillment services fee of 20%, 35%, or 55%, depending on the type of transaction, of commissions paid by clients related to fully electronic transactions. For the six months ended June 30, 2000, these costs were $12,232,756 as compared to $430,532 for the period from March 10, 1999 to June 25, 1999, an increase of 2741%, principally as a result of our increased fully electronic revenues.

        Administrative fees

        Under an Administrative Services Agreement with Cantor, Cantor has agreed to provide various administrative services to us, including, but not limited to, accounting, tax, legal and human resources, and we have agreed to provide sales and marketing services at cost to Cantor. We are required to reimburse Cantor for its costs of providing these services plus allocation of overhead. We have provided for the cost of such services in our financial statements under the terms set forth in the Administrative Services Agreement as if it was effective March 10, 1999. Administrative fees amounted to $3,312,579 for the six months ended June 30, 2000 as compared to administrative fees of $554,967 for the period March 10, 1999 to June 25, 1999, an increase of 497%, principally as a result of our increased business activity.

        Marketing expenses

        We incurred marketing expenses of $4,799,565 during the six months ended June 30, 2000, as compared to nominal marketing expenses during the period from March 10, 1999 to June 25, 1999, principally as a result of a national advertising campaign launched by us during the three months ended June 30, 2000.

        Other expenses

        Other expenses for the six months ended June 30, 2000, were $4,470,088 as compared to other expenses of $515,269 for the period from March 10, 1999 to June 25, 1999, an increase of 768%, principally as a result of our increased business activity. These expenses consisted primarily of recruitment fees, travel, promotional and entertainment expenditures.

        Non-cash Business Partner Warrants

        In June 2000, Dynegy and Williams each purchased 789,071 shares of our Class A common stock for a purchase price of $25,000,000, for a total of $50,000,000. Pursuant to a stock purchase agreement with Cantor, we purchased from Cantor 789,071 shares of our Class A common stock for a purchase price of $25,000,000. As a result, our capital increased by a net amount of $25,000,000. Additionally, each of Dynegy and Williams received warrants to purchase an additional 666,666 shares of Class A common stock at an exercise price of $35.203125 per share. As a result of the issuance of the warrants, we recorded a non-cash, non-operating charge against earnings of $29,805,305 to reflect the cost of the warrants.

        Net Loss

        Excluding a non-cash charge for business partner warrants issued to Dynegy and Williams in June 2000, our net loss was $14,147,754 for the six months ended June 30, 2000. Including the non-cash charge, we incurred a net loss of $43,953,059 for the three months ended June 30, 2000. The business partner warrants are discussed in more detail in Note 9 to the Notes to Consolidated Financial Statements (unaudited) contained elsewhere in this report. Other than the non-cash charge, the losses primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base.

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

        Although we have no material commitments for capital expenditures, we anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

        Under the current operating structure, our cash flows from operations, the net proceeds from our initial public offering and the $25,000,000 received from the Dynegy and Williams investments (net of our buy back of shares from Cantor) should be sufficient to fund our current working capital and current capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt, acquisition, recapitalization and reorganization alternatives. We are continually considering such options and their effect on our liquidity and capital resources.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

        We have invested $147,141,828 of our excess cash in securities purchased under reverse repurchase agreements which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our excess cash in a manner that provides us with the appropriate level of liquidity to enable us to meet our current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that we do not currently have outside bank funding.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         The information required by this Item is incorporated by reference to
Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained elsewhere in this report.

ITEM 2.  Changes in Securities and Use of Proceeds.

         (c) On June 5, 2000, we sold to each of Williams and Dynegy a Unit consisting of (i) 789,071 shares (the "Shares") of our Class A common stock and
(ii) warrants (the "Warrants") exercisable for the purchase of up to 666,666 shares of Class A common stock, for an aggregate purchase price for the Unit of $25,000,000. The Warrants have a per share exercise price of $35.203125, have a ten year term and will be exercisable during the last 4 1/2 years of the term, subject to acceleration under certain prescribed circumstances relating to the formation of, and investment by the warrant holder in, certain electronic marketplaces. The sale of the Shares and Warrants were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act, as a transaction by an issuer not involving a public offering. The transactions were privately negotiated and did not include any general solicitation or advertising. Each purchaser represented that it was acquiring the Shares and Warrants without a view to distribution and was afforded an opportunity to review all publicly filed documents and to ask questions and receive answers from our officers.

          (d) The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and CFS, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. Of the $139.6 million raised, approximately $17.5 million has been used for working capital purposes and the balance of $122.1 million has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank. Over the foreseeable future, we intend to use the amount invested in the reverse repurchase agreements as follows:

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

         Of the amount of proceeds spent through June 30, 2000, approximately $17.5 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

         The occurrence of unforeseen events, opportunities or changed business conditions, however, could cause us to use the net proceeds of our initial public offering in a manner other than as described above.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         Exhibit Number                     Description
         --------------                     -----------

            10.9             --  Registration Rights Agreement, dated as of June
                                 5, 2000 among eSpeed, Inc., Williams Energy
                                 Marketing & Trading Company and Dynegy, Inc.

            10.10            --  Stock Purchase Agreement, dated April 26, 2000,
                                 between eSpeed, Inc. and Cantor Fitzgerald
                                 Securities

            10.11            --  Amendment to Stock Purchase Agreement, dated
                                 June 2, 2000, among eSpeed, Inc., Cantor
                                 Fitzgerald Securities and Cantor Fitzgerald,
                                 L.P.

            10.12            --  Warrant issued to Dynegy, Inc.

            10.13            --  Warrant issued to Williams Energy Marketing &
                                 Trading Company

            10.14*           --  Subscription Agreement, dated April 26, 2000,
                                 among Dynegy, Inc., eSpeed, Inc. and Cantor
                                 Fitzgerald, L.P.

            10.15*           --  Subscription Agreement, dated April 26, 2000,
                                 among The Williams Companies, Inc., eSpeed,
                                 Inc. and Cantor Fitzgerald, L.P.

            27               --  Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

* The Company has requested confidential treatment as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 eSpeed, Inc.
                                 (Registrant)

Date:    August 14, 2000         /s/ Howard W. Lutnick
                                 ---------------------
                                 Howard W. Lutnick
                                 Chairman and Chief Executive Officer

Date:    August 14, 2000         /s/ Kevin C. Piccoli
                                 --------------------
                                 Kevin C. Piccoli
                                 Senior Vice President
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                                       EXHIBIT INDEX

         Exhibit Number          Description
         --------------          -----------
            10.9             --  Registration Rights Agreement, dated as of June
                                 5, 2000 among eSpeed, Inc., Williams Energy
                                 Marketing & Trading Company and Dynegy, Inc.

            10.10            --  Stock Purchase Agreement, dated April 26, 2000,
                                 between eSpeed, Inc. and Cantor Fitzgerald
                                 Securities

            10.11            --  Amendment to Stock Purchase Agreement, dated
                                 June 2, 2000, among eSpeed, Inc., Cantor
                                 Fitzgerald Securities and Cantor Fitzgerald,
                                 L.P.

            10.12            --  Warrant issued to Dynegy, Inc.

            10.13            --  Warrant issued to Williams Energy Marketing &
                                 Trading Company

            10.14*           --  Subscription Agreement, dated April 26, 2000,
                                 among Dynegy, Inc., eSpeed, Inc. and Cantor
                                 Fitzgerald, L.P.

            10.15*           --  Subscription Agreement, dated April 26, 2000,
                                 among The Williams Companies, Inc., eSpeed,
                                 Inc. and Cantor Fitzgerald, L.P.

            27               --  Financial Data Schedule


    * The Company has requested confidential treatment as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.