Form 10-Q
period 2000-09-30
ESPEED INC
filed 2000-11-13
CIK 1094831

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  September 30, 2000

                                    OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________


                           Commission file number      0-28191
                                                  --------------------


                                  eSpeed, Inc.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                             13-4063515
      ----------------------------------   -----------------------------------
       (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
        Incorporation or Organization)


                       One World Trade Center, 103rd Floor
              -----------------------------------------------------
                    (Address of Principal Executive Offices)


                            New York, New York 10048
              -----------------------------------------------------
                             (City, State, Zip Code)


                                 (212) 938-3773
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at October 25, 2000
-----                                           -------------------------------
Class A common stock, par value $.01 per share  16,177,101
Class B common stock, par value $.01 per share  35,685,581

Part I-FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                              Page

Consolidated Statements of Financial Condition--                             1
September 30, 2000 (unaudited) and December 31, 1999

Consolidated Statements of Operations (unaudited)-Three Months               2
Ended September 30, 2000 and September 24, 1999

Consolidated Statements of Operations - Nine Months                          3
Ended September 30, 2000 (unaudited) and Period Ended September 24, 1999

Consolidated Statements of Cash Flows -Nine Months                           4
Ended September 30, 2000 (unaudited) and Period Ended September 24, 1999

Notes to Consolidated Financial Statements (unaudited)                       5

ITEM 2. Management's Discussion and Analysis of Financial Condition          14
and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          25

PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   26

ITEM 2.  Changes in Securities and Use of Proceeds                           26

ITEM 4.  Submission of Matters to a Vote of Security Holders                 28

ITEM 6.  Exhibits and Reports on Form 8-K                                    29

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          eSpeed, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 As of September 30, 2000 and December 31, 1999


                                     Assets


                                                                                 September 30,        December 31, 1999
                                                                                2000 (unaudited)
                                                                               -------------------    -------------------
Cash.................................................................                 $   463,842          $     201,001
Securities purchased under agreements to resell......................                 133,399,985            134,644,521
Fixed assets, net ...................................................                  20,482,906              9,470,072
Investments..........................................................                   5,858,815                    ---
Other assets ........................................................                   3,259,071                 11,495
                                                                               -------------------    -------------------
        Total assets ...............................................                $ 163,464,619          $ 144,327,089
                                                                               ===================    ===================

                      Liabilities and Stockholders' Equity

Liabilities:
Payable to affiliates, net .........................................                 $  7,972,100           $  6,743,929
Accounts payable and accrued liabilities............................                   18,412,387              2,071,347
                                                                               -------------------    -------------------
Total liabilities ..................................................                   26,384,487              8,815,276
                                                                               -------------------    -------------------

Stockholders' Equity:
Preferred stock, par value $.01 per share; 50,000,000
shares authorized, 8,000,000 and 0 shares issued and
outstanding.........................................................                       80,000                    ---
Class A common stock, par value $.01 per share;
200,000,000 shares authorized; 16,177,101 and
10,350,000 shares issued and outstanding............................                      161,771                103,500
Class B common stock, par value $.01 per share;
100,000,000 shares authorized; 35,685,581 and
40,650,000 shares issued and outstanding............................                      356,856                406,500
Additional paid in capital .........................................                  205,558,275            147,588,726
Subscription receivable ............................................                   (1,250,000)                   ---
Accumulated deficit ................................................                  (67,826,770)           (12,586,913)
                                                                               -------------------    -------------------
Total stockholder's equity .........................................                  137,080,132            135,511,813
                                                                               -------------------    -------------------
     Total liabilities and stockholder's equity.....................                $ 163,464,619          $ 144,327,089
                                                                               ===================    ===================

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2000 and September 24, 1999 (unaudited)




                                                                                   For the three         For the three
                                                                                    months ended         months ended
                                                                                   September 30,         September 24,
                                                                                        2000                 1999
                                                                                  -----------------    ------------------
Revenues:
Transaction revenues ..............................................                   $ 23,956,402           $ 7,483,285
Interest income ...................................................                      2,316,025                   ---
System services fees from affiliates...............................                      3,101,169             4,138,578
                                                                                  -----------------    ------------------
Total revenues ....................................................                      29,373,596            11,621,863
                                                                                  -----------------    ------------------

Expenses:
Compensation and employee benefits.................................                     14,003,834             7,033,656
Occupancy and equipment............................................                      5,789,997             3,102,063
Professional and consulting fees...................................                      2,814,761             1,833,266
Communications and client networks.................................                      1,209,473             1,121,552
Fulfillment service fees ..........................................                      6,882,000               906,750
Administrative fees paid to affiliates.............................                      1,526,963               512,233
Marketing..........................................................                      2,105,587                   ---
Non-cash business partner securities...............................                      3,585,200                   ---
Other..............................................................                      2,654,452               606,850
                                                                                  -----------------    ------------------
Total expenses ....................................................                     40,572,267            15,116,370
                                                                                  -----------------    ------------------

Loss before provision (benefit) for income taxes...................                    (11,198,671)           (3,494,507)
                                                                                  -----------------    ------------------

Provision (benefit) for income taxes:

Federal............................................................                            ---                   ---
State and local ...................................................                         88,125               (89,488)
                                                                                  -----------------    ------------------
Total tax provision/(benefit) .....................................                         88,125               (89,488)
                                                                                  -----------------    ------------------

Net loss ..........................................................                  $ (11,286,796)          $(3,405,019)
                                                                                  =================    ==================

Per share data

Basic and diluted net loss per share..............................                       $    (.22)            $    (.08)
Weighted average shares of common stock outstanding...............                      51,833,849            44,000,000


                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            for the nine months ended September 30, 2000 (unaudited)
                       and the period from March 10, 1999
           (date of commencement of operations) to September 24, 1999


                                                                                 For the nine          For the period
                                                                                 months ended         ended September
                                                                              September 30, 2000          24, 1999
                                                                              -------------------    -------------------
Revenues:
Transaction revenues............................................................ $  67,674,766          $  15,034,597
Interest income.................................................................     6,244,549                   --
System services fees from affiliates ...........................................     9,363,222              9,104,872
                                                                                 -------------          -------------
Total revenues .................................................................    83,282,537             24,139,469
                                                                                 -------------          -------------

Expenses:
Compensation and employee benefits .............................................    39,782,281             14,704,940
Occupancy and equipment ........................................................    15,445,236              6,632,436
Professional and consulting fees ...............................................     8,573,454              3,615,348
Communications and client networks .............................................     3,058,804              2,445,792
Fulfillment service fees .......................................................    19,114,756              1,337,282
Administrative fees paid to affiliates .........................................     4,839,542              1,067,200
Marketing ......................................................................     6,905,152                   --
Non-cash business partner securities ...........................................    33,390,505                   --
Other...........................................................................     7,124,539              1,122,119
                                                                                 -------------          -------------
Total expenses .................................................................   138,234,269             30,925,117
                                                                                 -------------          -------------

Loss before provision (benefit) for income taxes ...............................   (54,951,732)            (6,785,648)
                                                                                 -------------           -------------

Provision (benefit) for income taxes:

Federal ........................................................................          --                     --
State and local ................................................................       288,125               (171,807)
                                                                                 -------------          -------------
Total tax provision/(benefit) ..................................................       288,125               (171,807)
                                                                                 -------------          -------------

Net loss ....................................................................... $ (55,239,857)         $  (6,613,841)
                                                                                 =============          =============

Per share data

Basic and diluted net loss per share....................................            $    (1.08)         $        (.15)
Weighted average shares of common stock outstanding.....                            51,354,854             44,000,000


                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 2000 (unaudited)
                       and the period from March 10, 1999
           (date of commencement of operations) to September 24, 1999


                                                                                     For the nine            For the period
                                                                                     months ended                ended
                                                                                     September 30,           September 24,
Cash flows from operating activities:                                                    2000                     1999
                                                                                   ------------------       ----------------
Net loss .......................................................................       $(55,239,857)           $ (6,613,841)
Non-cash items included in net loss:
   Depreciation and amortization ...............................................          3,525,119               2,021,726
   Issuance of non-cash business partner securities ............................         33,390,505                    --
Increase in operating assets:
     Other assets...............................................................         (3,247,576)               (444,643)
Increase in operating liabilities:
     Payable to affiliates, net.................................................          1,228,171               5,097,480
     Accounts payable and accrued liabilities ..................................         16,341,040               3,541,842
                                                                                       ------------            ------------
         Cash (used in) provided by operating activities .......................         (4,002,598)              3,602,564
                                                                                       ------------            ------------

Cash flows from investing activities:

Decrease in securities purchased under agreements to resell ....................          1,244,536                    --
Purchases of fixed assets ......................................................        (14,537,953)             (3,602,564)
Purchases of investments .......................................................         (5,858,815)                   --
                                                                                       ------------            ------------
        Cash used in investing activities ......................................        (19,152,232)             (3,602,564)
                                                                                       ------------            ------------

Cash flows from financing activities:

Issuance of common stock under ESPP ............................................            370,880                    --
Proceeds from issuances of securities ..........................................         25,000,000                    --
Payments for issuance related expenses .........................................         (1,953,209)                   --
Proceeds from capital contributions ............................................               --                   200,000
                                                                                       ------------            ------------
     Cash provided by financing activities .....................................         23,417,671                 200,000
                                                                                       ------------            ------------

Net increase in cash............................................................            262,841                 200,000
                                                                                       ------------            ------------
Cash balance, beginning of period ..............................................            201,001                    --
                                                                                       ------------            ------------
Cash balance, end of period ....................................................       $    463,842                 200,000
                                                                                       ============            ============


                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Introduction and Basis of Presentation

         eSpeed, Inc. ("eSpeed" or, together with its direct and indirect wholly owned subsidiaries, the "Company") is a leading provider of interactive business-to-business electronic marketplace solutions designed to enable market participants to trade financial and non-financial products more efficiently and at a lower cost than traditional trading environments permit. eSpeed commenced operations on March 10, 1999 as a division of Cantor Fitzgerald Securities ("CFS"). eSpeed is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering (the "Offering"). eSpeed is a majority owned subsidiary of CFS, which in turn is a 99.5% owned subsidiary of Cantor Fitzgerald, L.P. ("CFLP", or together with its subsidiaries, "Cantor"). The accompanying financial statements include activities of the Company while operating as a division of CFS from March 10, 1999 to the date of the Offering.

         The Company's financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to the rules and regulations of the Securities Exchange Commission (the "SEC"), certain footnote disclosures, which are normally required under GAAP, have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 1999. The Consolidated Statement of Financial Condition at December 31, 1999 was derived from audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes certain of the SEC's views in applying GAAP to revenue recognition in financial statements. At this time, management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position. The Company is required to adopt SAB 101 in the quarter ended December 31, 2000.

         Certain reclassifications of assets as of December 31, 1999 have been made to conform to the current presentation within the consolidated statement of financial condition. These reclassifications have no effect on total assets.

2.   Fixed Assets


Fixed assets consist of the following:                          September 30,        December 31,
                                                                    2000                  1999
                                                              ------------------   ----------------
Computer and communication equipment                               $ 18,741,239      $   9,544,265
Software, including software development costs                        8,631,025          3,012,362
                                                              ------------------   ----------------
                                                                     27,372,264         12,556,627
Less accumulated depreciation and amortization                      (6,889,358)        (3,086,555)
                                                              ------------------   ----------------
Fixed assets, net                                                  $ 20,482,906      $   9,470,072
                                                              ==================   ================

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3.   Income Taxes

         Since the date of the Offering, the Company has been subject to income tax as a corporation. The Company has available approximately $13,000,000 of United States net operating losses to offset future United States source income. This net operating loss can be carried forward through 2015. In addition, the Company, through its wholly-owned subsidiary, eSpeed International Limited, has net operating losses of approximately $13,700,000 which will be available on an indefinite carry-forward basis to offset future income in the United Kingdom.

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

         In April 1998, CFLP filed a complaint in the Delaware Court of Chancery against Market Data Corporation, Iris Cantor, CFI, Rodney Fisher and Chicago Board Brokerage seeking an injunction and other remedies. The complaint alleges that Iris Cantor, CFI and Rodney Fisher violated certain duties, including fiduciary duties under Cantor's partnership agreement, due to their competition with CFLP with respect to the electronic trading system mentioned above. CFLP believes Market Data Corporation's technology for electronic trading systems would be of substantial assistance to competitors in the wholesale market if provided to them. The complaint further alleges that Market Data Corporation and Chicago Board Brokerage tortiously interfered with Cantor's partnership agreement and aided and abetted Iris Cantor's, CFI's and Rodney Fisher's breaches of fiduciary duty. Iris Cantor, CFI and Rodney Fisher counterclaimed seeking, among other things, (1) to reform agreements they have with CFLP and
(2) a declaration that CFLP breached the implied covenant of good faith and fair dealing. Cantor has agreed to indemnify the Company for any liabilities that are incurred with respect to any current or future litigation involving Market Data Corporation, Iris Cantor, CFI or Rodney Fisher.

         CFLP settled its dispute with Chicago Board Brokerage in April 1999, and Chicago Board Brokerage subsequently announced it was disbanding its operations. On March 13, 2000, the Delaware Court of Chancery ruled in favor of CFLP, finding that Iris Cantor, CFI and Rodney Fisher had breached the Partnership Agreement of CFLP, and that Market Data Corporation had aided and abetted that breach. The court awarded CFLP declaratory judgment relief and court costs and attorneys' fees. The defendants moved for reargument with respect to the award of fees and costs. A hearing on those issues took place on June 14, 2000. The parties are awaiting the entry by the Court of a final declaratory judgment and/or award of monetary damages.

         Two related actions are pending in New York. In a case pending in the Supreme Court of New York, plaintiff CFLP alleges, among other things, that defendants Market Data Corporation, CFI, Iris Cantor and Rodney Fisher misused confidential information of CFLP in connection with the above-mentioned provision of technology to Chicago Board Brokerage. In a case pending in the United States
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


District Court for the Southern District of New York, CFI and Iris Cantor allege, among other things, that certain senior officers of CFLP breached fiduciary duties they owed to CFI. The allegations in this lawsuit relate to several of the same events underlying the court proceedings in Delaware.

         Neither of these two cases had been pursued prior to the March 13, 2000 decision in the court proceedings in Delaware. On May 15, 2000, the senior officers of CFLP who are defendants in the federal action in New York moved to dismiss the complaint against them on several grounds, including inter alia that the March 13, 2000 decision from the Delaware Court of Chancery prevents Iris Cantor and CFI from relitigating matters that were adjudicated against them in Delaware. Iris Cantor and CFI filed papers opposing the motion to dismiss on June 5, 2000, and the defendants filed a reply on June 15, 2000.

         On May 16, 2000, CFI filed an action in Delaware Superior Court against CFLP and CF Group Management, Inc. ("CFGM") seeking payment of $40 million allegedly due pursuant to a settlement agreement in an earlier litigation between the parties. The complaint alleges that CFI is entitled to a one-time $40 million payment upon "an initial public offering of CFLP or of a successor to a material portion of the assets and business of CFLP..." CFI alleges that the Company's initial public offering on December 10, 1999 triggers the payment obligation under the settlement agreement. CFLP and CFGM filed an answer on September 26, 2000 denying the material allegations of the complaint.

         On June 12, 2000, CFLP and CFGM filed a lawsuit in the Delaware Court of Chancery against Iris Cantor, CFI and Rodney Fisher, seeking a declaratory judgment that an Offer to Exchange, dated May 8, 2000 (the "Exchange Offer"), pursuant to which certain partnership units in CFLP could be exchanged for "e-units" that are entitled to receive distributions of the Company's stock from CFLP on certain future dates subject to certain conditions, did not breach any fiduciary duty or otherwise violate Delaware law. On July 18, 2000, CFI, Iris Cantor and Rod Fisher filed their respective answers, affirmative defenses, counterclaims and third-party claims, in which they claim that certain special conditions imposed upon them in connection with the Exchange Offer and not upon other partners effectively precluded their participation in the Exchange Offer, violated the Partnership Agreement of CFLP and constituted a breach of fiduciary duty, and that accepting those conditions would conflict with their fiduciary duties to Market Data Corporation. CFI, Iris Cantor and Rod Fisher claim that CFGM and Howard Lutnick, the Chairman and Chief Executive Officer of the Company and sole shareholder of CFGM, the Managing General Partner of CFLP, breached their fiduciary duties and engaged in self-dealing in allegedly structuring the formation of the Company, the transfer of assets to the Company, the receipt of stock options, salaries and other compensation by Howard Lutnick and other Company executives from the Company, and the initial public offering of the Company's shares. They further allege that CFGM and Howard Lutnick converted Partnership assets (CFLP's technology assets) and intend to migrate CFLP's brokerage business to the Company without sharing the value of the Company with CFI, Iris Cantor and Rod Fisher. Rod Fisher also contends that the Company, which he has named as a third-party defendant, aided and abetted these alleged breaches of fiduciary duties. Among other things, CFI, Iris Cantor and Rod Fisher have requested the removal of CFGM as the managing general partner of CFLP, a declaration that CFGM and Howard Lutnick have breached their fiduciary duties to CFI, Iris Cantor and Rod Fisher and have breached the settlement agreement in an earlier litigation and the partnership agreement of CFLP, a declaration that the Exchange Offer and all or certain of the amendments to the partnership agreement are null and void, unspecified damages and a constructive trust
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



on any proceeds derived from the challenged conduct. On September 15, 2000, CFLP, CFGM, Howard Lutnick and the Company responded to the counterclaims by answering certain counterclaims and moving for dismissal and for judgment on the pleadings with respect to the counterclaims.

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

5.   Related Party Transactions

         The Company had overnight securities purchased under agreements to resell ("Resale Agreements", or "Reverse Repurchase Agreements") with CFS totaling $133,399,985 and $134,644,521, including accrued interest, at September 30, 2000 and December 31, 1999, respectively. Under the terms of the agreement, the securities collateralizing the Resale Agreements are held under a custodial arrangement with a third party bank.

         Under a Joint Services Agreement between the Company and Cantor, the Company earns transaction revenues equal to a percentage of Cantor's commission revenues on customer transactions for services provided by the Company. The percentage of the transaction revenues ranges from 2.5% to 100%, depending on the type of electronic services provided for the transaction. Revenues from such transactions during the three months ended September 30, 2000 and September 24, 1999 totaled $23,956,402 and $7,483,285, respectively. Revenues from such transactions for the nine months ended September 30, 2000 and for the period March 10, 1999 to September 24, 1999 totaled $67,674,766 and $15,034,597, respectively.

         On certain transactions (those in which the Company receives 100% of the commission revenue share), Cantor provides the Company with fulfillment services for which Cantor is paid a fee of 20% or 35% of the transaction revenues earned on the transaction. Charges to the Company from Cantor for such fulfillment services during the three months ended September 30, 2000 and September 24, 1999 totaled $6,882,000 and $906,750, respectively. Charges to the Company from Cantor for such fulfillment services during the nine months ended September 30, 2000 and for the period March 10, 1999 to September 24, 1999 totaled $19,114,756 and $1,337,282, respectively.

         The Company also provides network, data center and server administration support and other technology services to Cantor. The Company charges Cantor for these services commensurate with its costs of providing these services. System services fees earned during the three months ended September 30, 2000 and September 24, 1999 totaled $3,101,169 and $4,138,578, respectively.
System services fees earned during the nine months ended September 30, 2000 and for the period March 31, 1999 to September 24, 1999 totaled $9,363,222 and $9,104,872, respectively.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


         Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, sales and marketing, legal and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term, which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the three months ended September 30, 2000 and September 24, 1999 totaling $1,526,963 and $512,233, respectively. The Company incurred administrative fees for such services during the nine months ended September 30, 2000 and during the period from March 10, 1999 to September 24, 1999 totaling $4,839,542 and $1,067,200, respectively.

6.   Regulatory Capital Requirements

         Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At September 30, 2000, eSpeed Government Securities, Inc.'s liquid capital of $20,653,392 was in excess of minimum requirements by $20,628,392.

         Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 8 to 1. At September 30, 2000, eSpeed Securities, Inc. had net capital of $2,930,438, which was $2,710,030 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .60 to 1.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


7.   Employee Stock Purchase Plan

         The Employee Stock Purchase Plan ("ESPP") permits eligible employees to purchase shares of Class A common stock at a discount. At the end of each purchase period, as defined, accumulated payroll deductions are used to purchase stock at a price determined by a Stock Purchase Plan Administrative Committee, which will be 85% of the lowest market price at various defined dates during the purchase period. The Company issued 16,863 shares with a value of $370,880 under the ESPP for the quarter ended September 30, 2000.

8.   Segment and Geographic Data

         Segment Information: The Company currently operates its business in one segment, that of operating interactive electronic business-to-business vertical marketplaces for the trading of financial and non-financial products. This segment comprised approximately 82% of revenues for the three months ended September 30, 2000 and 64% of revenues for the three months ended September 24, 1999. This segment comprised approximately 81% of revenues for the nine months ended September 30, 2000 and 62% of revenues for the period from March 10, 1999 to September 24, 1999. The remainder of the Company's revenues was derived from system services fees from Cantor and interest income.

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

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                                                                  Period from March
                                  Three months          Three months           Nine months           10, 1999 to
Transaction Revenues:           ended September        ended September       ended September          September
                                    30, 2000              24, 1999              30, 2000              24, 1999
---------------------------    -------------------    ------------------    ------------------    -------------------
Europe                                $ 4,222,102           $ 1,987,426          $ 11,349,082           $  4,210,154
Asia                                      347,377               149,173             1,023,162                333,695
                               -------------------    ------------------    ------------------    -------------------
Total Non-Americas                      4,569,479             2,136,599            12,372,244              4,543,849
Americas                               19,386,923             5,346,686            55,302,522             10,490,748
                               -------------------    ------------------    ------------------    -------------------

Total                                $ 23,956,402           $ 7,483,285          $ 67,674,766           $ 15,034,597
                               ===================    ==================    ==================    ===================


                                                                              September 30,        December 31,
Average long-lived assets                                                         2000                1999
---------------------------                                                 ------------------    --------------
Europe                                                                             $2,062,361      $  2,257,914
Asia                                                                                  832,057           925,790
                                                                            ------------------    --------------
Total Non-Americas                                                                  2,894,418         3,183,704
Americas                                                                           12,082,072         5,236,613
                                                                            ------------------    --------------

Total                                                                            $ 14,976,490      $  8,420,317
                                                                            ==================    ==============


9.   Subscription Agreement

         On April 26, 2000, the Company entered into a Subscription Agreement (each a "Subscription Agreement" and together, the "Subscription Agreements") with each of The Williams Companies, Inc. ("Williams") and Dynegy, Inc. ("Dynegy") for the purchase by each of a Unit consisting of (i) 789,071 shares (the "Shares") of the Company's Class A common stock and (ii) warrants (the "Warrants") exercisable for the purchase of up to 666,666 shares of Class A common stock, for an aggregate purchase price for each Unit of $25,000,000. The Warrants have a per share exercise price of $35.20, a ten year term and are exercisable during the last 4 1/2 years of the term, subject to acceleration under certain prescribed circumstances intended to provide incentives to Williams and Dynegy to invest in four Qualified Verticals as described below. The purchase and sale of the Units was consummated (the "Closing") in June 2000. The Shares will not be transferable prior to the first anniversary of the Closing. As required by Generally Accepted Accounting Principles, the Company recorded a one-time, non-cash charge of $29,805,305 at the time of the Closing to reflect the value of the Warrants.

         Each of Williams and Dynegy agreed in its Subscription Agreement that, subject to the
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



satisfaction of certain conditions, it will invest $2,500,000 in at least four entities (the "Qualified Verticals") to be formed by the Company and Cantor within 12 months of the Closing (subject to extension for a period not to exceed six months under certain prescribed circumstances, the "Investment Period"). It is expected that each Qualified Vertical will be jointly owned by industry market participants, the Company, and Cantor; and will establish a new vertical electronic and telephonic marketplace with the Company in which such Qualified Vertical will broker and possibly clear transactions for the industry market participants and other clients. The first Qualified Vertical was established in September 2000 (see Note 10). Products that may be traded on other Qualified Verticals include natural gas liquids, petrochemicals, crude oil and bandwidth. Each of Williams and Dynegy will not necessarily invest in the same Qualified Verticals as the other. Pursuant to the Subscription Agreements, in connection with up to four additional Qualified Verticals, Williams and, subject to certain limitations, Dynegy, will be entitled to invest $25,000,000 in shares of Class A common stock (the "Additional Investment Right"). Such right provides for investment at a 10% discount to the average trading price for the 10 trading days preceding the date of such party's investment in such new Qualified Vertical, or, under certain circumstances, the public announcement of the formation of such Qualified Vertical. The Additional Investment Right was approved by stockholders at the Company's 2000 Annual Meeting of Stockholders on October 26, 2000. Any shares of Class A common stock purchased pursuant to the Additional Investment Right will not be transferable prior to the first anniversary of issuance.

         Contemporaneously with the execution of the Subscription Agreements, the Company entered into a stock purchase agreement with Cantor providing, as amended, for the purchase by the Company from Cantor (i) at the Closing, of 789,071 shares of Class A common stock of the Company, representing half of the number of shares of the Class A common stock being sold by the Company to Williams and Dynegy pursuant to the Subscription Agreements, for a purchase price of $25,000,000 and (ii) of half of the number of shares purchased by Williams and Dynegy, in the aggregate, each time an Additional Investment Right is exercised for the same purchase price per share as is paid by Williams and Dynegy at the time.

10.  TradeSpark, L.P. Qualified Vertical

         On September 25, 2000, the Company and Cantor, in conjunction with Williams and other participants in the energy market, formed TradeSpark, LP ("TradeSpark") to operate a wholesale electronic and telephonic marketplace in North America for natural gas, electricity, coal, sulfur dioxide and nitrogen dioxide emissions allowances, and weather financial products.

         The Company invested $2 million for a 5% interest in TradeSpark and Cantor invested $4.25 million and contributed certain assets in exchange for a 28.33% interest. The remaining 66.67% interest was purchased by energy industry market participants ("EIPs"). The Company has also entered into a technology services agreement with TradeSpark pursuant to which the Company will provide the technology infrastructure for the transactional and technology related elements of the TradeSpark marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace.

         In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, the Company issued 5.5 million shares of Series A Redeemable Convertible Preferred Stock ("Series A
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Preferred Stock") and 2.5 million shares of Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") to a limited liability company newly-formed by the EIPs. Upon the satisfaction of certain revenue thresholds and other conditions, principally related to the volume of transactions executed through the TradeSpark marketplace, the Series A Preferred Stock and Series B Preferred Stock are convertible into Series A and B Warrants, respectively, to collectively purchase up to 8 million shares of the Company's Class A common stock at an exercise price of $27.94 per share. To the extent that the conditions to full conversion are not satisfied, each share of unconverted Series A and B Preferred Stock may be redeemed at the Company's option, or may be converted into 1/100th of a share of the Company's Class A common stock. The Company has recognized a non-cash charge of $2,235,200, equal to the fair value of the 80,000 shares of Class A common stock issuable upon conversion of the preferred stock, if none of the conditions are met. The Company will recognize additional non-cash accounting charges related to the issuance of these shares of preferred stock if and when they are converted over the next six years, which non-cash charges could aggregate $53,644,800 if all conditions (including but not limited to TradeSpark annual transaction revenues of at least $250 million) are met and all shares of preferred stock are converted.

11.  Capital Transaction

         On July 21, 2000, Cantor Fitzgerald Partners, an affiliate of eSpeed, purchased the U.S. municipal bond brokerage business and certain other assets of Municipal Partners, Inc. ("MPI") for approximately $1,500,000 and eSpeed issued to MPI's shareholders 28,374 shares of the Company's Class A common stock having a value, as defined, at the date of issuance of $1,250,000. Although the purchased assets are owned by Cantor Fitzgerald Partners, eSpeed is entitled to 100% of the revenues generated from any fully electronic transaction effected in a marketplace utilizing the eSpeed(sm) system by its affiliates pursuant to a Joint Services Agreement, as amended, among eSpeed and its affiliates, including Cantor Fitzgerald Partners. In addition, in order to provide incentives to promote the use of the eSpeed(sm) trading platform in connection with the purchased business, eSpeed granted an aggregate of 28,374 restricted shares of its Class A common stock to certain employees and shareholders of MPI in exchange for interest-bearing promissory notes that are due July 21, 2010 (the "Pledged Shares"). The Pledged Shares may be redeemed, at the option of eSpeed, by cancellation of the related note(s) if eSpeed does not receive $3 million in electronic transaction revenues generated by Cantor's municipal bond brokerage business for any consecutive 12-month period within three years of July 21, 2000. The promissory notes are reflected in the consolidated statement of financial condition as Subscription Receivable within stockholders' equity.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

         The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our limited operating history, our expected incurrence of future losses and negative cash flow from operations, our ability to enter into marketing and strategic alliances, to effectively manage our growth, to expand the use of our electronic systems and to induce customers to use our marketplaces and services, and other factors that are discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 1999. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto appearing elsewhere in this filing.

Overview

         eSpeed, Inc. was incorporated on June 3, 1999 as a Delaware corporation. Our direct and indirect wholly owned subsidiaries are eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Markets, Inc., eSpeed International Limited, eSpeed (Canada), Inc., eSpeed (Japan) Limited, eSpeed (Hong Kong) Holdings I, Inc., eSpeed (Hong Kong) Holdings II, Inc. and eSpeed (Hong Kong) Limited. Prior to our initial public offering, we were a wholly-owned subsidiary of, and we conducted our operations as a division of, Cantor Fitzgerald Securities, which in turn is a 99.5%-owned subsidiary of Cantor Fitzgerald, L.P. (collectively with its affiliates, "Cantor"). We commenced operations as a division of Cantor on March 10, 1999, the date the first fully electronic transaction using our eSpeed(sm) system was executed. Cantor had been developing systems to promote fully electronic marketplaces since the early 1990s. Since January 1996, Cantor has used our eSpeed(sm) system internally to conduct electronic trading.

         Concurrent with our initial public offering in December 1999, Cantor contributed to us, and we acquired from Cantor, certain of our assets. These assets primarily consist of proprietary software, network distribution systems, technologies and other related contractual rights that comprise our eSpeed(sm) system.

Results of Operations

For the Three Months Ended September 30, 2000 and September 24, 1999
--------------------------------------------------------------------


Revenues                                                                            Three months ended
                                                                     -------------------------------------------------
                                                                      September 30, 2000         September 24, 1999
                                                                     ----------------------     ----------------------
Transaction Revenues:
Fully electronic transactions.................................             $   19,988,847              $   2,590,715
Voice-assisted brokerage transactions.........................                  3,480,895                  3,817,144
Screen assisted open outcry transactions......................                    486,660                  1,075,426
                                                                     ----------------------     ----------------------
Total transaction revenues....................................                 23,956,402                  7,483,285
Interest income...............................................                  2,316,025                        ---
System services fees..........................................                  3,101,169                  4,138,578
                                                                     ----------------------     ----------------------

            Total revenues....................................             $   29,373,596             $   11,621,863
                                                                     ======================     ======================


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

         In addition, if the electronic marketplace is collaborative with Cantor and the transactions relate to a gaming business, we receive a service fee equal to 25% of the net trading revenues.

         We are pursuing an aggressive strategy to convert most of Cantor's financial marketplace products to our eSpeed(sm) system and, with the assistance of Cantor, to continue to create new markets and convert new clients to our eSpeed(sm) system. The process of converting these marketplaces includes modifying existing Cantor trading systems to allow for transactions to be entered directly from a client location, signing an agreement with the client, installing the hardware and software at the client location and establishing lines between us and the client. Other than Cantor, no client of ours accounted for more than 10% of our transaction revenues for the three and nine months ended September 30, 2000.

         For the three months ended September 30, 2000, we earned transaction revenues of $23,956,402 as compared to $7,483,285 for the three months ended September 24, 1999, an increase of 220%. The growth in revenues for the three-month period was attributable to the continued roll out of electronic marketplaces and an increase in the number of clients electronically trading through our eSpeed(sm) system. As of September 30, 2000, we had converted 43 out of 49 marketplaces to our eSpeed(sm) system.

         It is anticipated that as new marketplaces are converted to our eSpeed(sm) system and additional clients utilize our eSpeed(sm) system, we will increase income generated outside of fixed income and other financial service marketplaces. Our revenues are currently highly dependent on transaction volume in the fixed income markets globally. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation and wavering institutional/consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, rising interest rates, fluctuating exchange rates, legislative and regulatory changes and currency values may have an impact on our volume of transactions.

         The financial markets in which we operate are generally affected by seasonality. Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slow down in the business environment, and therefore, transaction volume levels may decrease during those periods.

         Interest Income

         The net proceeds of our initial public offering on December 10, 1999 and the net proceeds received from the sale of Class A common stock to Dynegy and Williams, net of operating expenses paid, have been invested by us in reverse repurchase agreements which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. For the three months ended September 30, 2000, these investments generated interest income of $2,316,025, at an average interest rate of 6.5%. We had no interest income for the three months ended September 24, 1999.

         System Services Fees

         We have agreed to provide to Cantor technology support services at cost, including (1) systems administration, (2) internal network support, (3) support and procurement for desktops of end-user equipment, (4) operations and disaster recovery services, (5) voice and data communications, (6) support and development of systems for clearance and settlement services, (7) systems support for Cantor brokers, (8) electronic applications systems and network support for Cantor's unrelated dealer businesses with respect to which we will not collaborate with Cantor and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights, having potential application in a business. System services fees from Cantor for the three months ended September 30, 2000 were $3,101,169, and represented 11% of total revenues for the period. This compares with system services fees for the three months ended September 24, 1999 of $4,138,578, which represented 36% of total revenues for the period. System services fees have decreased 25% for the period, primarily as a result of a decrease in Cantor's brokerage personnel. As a percentage of revenues, the fees have decreased as a result of our increased transaction revenues in the three months ended September 30, 2000.


Expenses                                                                                  Three months ended
                                                                                ---------------------------------------
                                                                                 September 30,         September 24,
                                                                                      2000                 1999
                                                                                -----------------    ------------------
Compensation and employee benefits......................................         $ 14,003,834           $ 7,033,656
Occupancy and equipment.................................................            5,789,997             3,102,063
Professional and consulting fees........................................            2,814,761             1,833,266
Communications and client networks......................................            1,209,473             1,121,552
Fulfillment services fees...............................................            6,882,000               906,750
Administrative fees.....................................................            1,526,963               512,233
Marketing...............................................................            2,105,587                   ---
Non-cash business partner securities....................................            3,585,200                   ---
Other...................................................................            2,654,452               606,850
                                                                                --------------       ---------------

        Total expenses..................................................         $ 40,572,267           $15,116,370
                                                                                ===============      ================

         Compensation and employee benefits

         At September 30, 2000, we had approximately 480 professionals, as compared to approximately 300 employees at September 24, 1999. Substantially all of our employees are full time employees located predominantly in New York and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided medical benefits for our employees. For the quarter ended September 30, 2000, we had compensation costs of $14,003,834 as compared to $7,033,656 for the three months ended September 24, 1999, an increase of 99%. This increase in compensation expense was attributable to the increased number of professionals we employed during the period ended September 30, 2000. During the quarter ended September 30, 2000, we continued to hire additional technical, sales and marketing, product development and administrative personnel, including personnel from Cantor, in order to expand our business. We continue to believe that we have established a core level of personnel to develop new electronic marketplaces and maintain the existing infrastructure we have established. Accordingly, while we will continue to add personnel, we estimate our compensation costs will increase at more modest rates.

         Occupancy and equipment

         Occupancy and equipment costs were $5,789,997 for the three months ended September 30, 2000 as compared to $3,102,063 for the three months ended September 24, 1999, an increase of 87%. The increase resulted principally from the continued growth in scope of our business and increased personnel. Occupancy and equipment costs included depreciation on computer and communications equipment and amortization of software owned by us, lease costs of other fixed assets leased by us from Cantor and a charge for premises costs from Cantor. Cantor leases from third parties under operating lease arrangements certain computer-related fixed assets that we have the right to use at rates intended to equal costs incurred by Cantor. Our equipment expenses should increase as we continue to invest in technology and related equipment. Occupancy expenditures are comprised principally of our rent and facilities costs of our New York and London offices and are expected to increase to the extent we acquire more space from Cantor and others to accommodate our growth in headcount and technology.

         Professional and consulting fees

         Professional and consulting fees were $2,814,761 for the three months ended September 30, 2000 as compared to $1,833,266 for the three months ended September 24, 1999, an increase of 54%. This increase resulted principally from fees related to new business development and strategic initiatives. Professional and consulting fees consisted primarily of legal fees and consultant costs paid to outside computer professionals who performed specialized enhancement activities for us. We currently have approximately 25 contracted consultants and additional outside services providers working under short-term contracts costing approximately $600,000 per month in the aggregate.

         Communications and client networks

         Communications costs were $1,209,473 for the three months ended September 30, 2000, an 8% increase over communication costs of $1,121,552 for the three months ended September 24, 1999. Communications costs included the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. The increase in costs was attributable to the continuing expansion of our globally managed digital network. We expect such costs to increase as we continue to expand into new marketplaces and geographic locations and establish additional communication links with clients.

         Fulfillment services fees

         Under the Joint Services Agreement, we are required to pay to Cantor a fulfillment services fee of 20%, 35% or 55%, depending on the type of transaction, of commissions paid by clients related to fully electronic transactions. Such costs were $6,882,000 for the three months ended September 30, 2000, an increase of 659% as compared to $906,750 for the three months ended September 24, 1999, principally as a result of our increased fully electronic revenues. As we continue to sign up new clients, in conjunction with Cantor, and the volume of business processed in the fully electronic brokerage channel increases, this expense will likely increase commensurately with our revenues.

         Administrative fees

         Under an Administrative Services Agreement with Cantor, Cantor has agreed to provide various administrative services to us, including, but not limited to, accounting, tax, legal and human resources and we have agreed to provide marketing services at cost to Cantor. We are required to reimburse Cantor for its costs of providing these services plus allocation of overhead. We have provided for the cost of such services in our financial statements under the terms set forth in the Administrative Services Agreement as if it was effective March 10, 1999. Administrative fees were $1,526,963 for the three months ended September 30, 2000 as compared to administrative fees of $512,233 for the three months ended September 24, 1999, an increase of 198%, principally as a result of our increased business activity. As we expand our business, the services provided by Cantor, and accordingly the expense, will likely also increase. As circumstances warrant, we will consider adding employees to take over these services from Cantor.

         Marketing expenses

         We incurred marketing expenses of $2,105,587 during the quarter, as compared to nominal marketing expenses during the three-month period ended September 24, 1999. Although we do not anticipate that our marketing expenses will significantly change over the foreseeable future with respect to our current operations, as we expand the scope of our business marketing expenses may increase.

         Other expenses

         Other expenses for the three months ended September 30, 2000 were $2,654,452 as compared to other expenses of $606,850 for the three months ended September 24, 1999, an increase of 337%, principally as a result of our increased business activity. These expenses consisted primarily of recruitment fees, travel, promotional and entertainment expenditures. We do not expect that these expenses will significantly change over the foreseeable future.

         Non-cash Business Partner Securities

         In July 2000, we issued 28,374 shares of Class A common stock to the shareholders of Municipal Partners, Inc. ("MPI") in connection with Cantor's acquisition of MPI's brokerage business. Although the acquired line of business is owned by Cantor, we are entitled to 100% of such business' revenues generated from any fully electronic transaction. As a result of the issuance of the Class A common stock, we recorded a non-cash charge against earnings of $1,350,000 to reflect the cost of the stock.

         In September 2000, we obtained a 5% interest in TradeSpark, LP ("TradeSpark"), which was formed to operate an electronic and telephonic marketplace for North American wholesale energy products. In conjunction with our investment, we issued 5.5 million shares of our Series A Redeemable Convertible Preferred Stock and 2.5 million shares of our Series B Redeemable Convertible Preferred Stock (collectively, the "Preferred Stock") to encourage the majority owners of TradeSpark to electronically trade energy products through our eSpeed(sm) system. We will earn a percentage of the revenues resulting from transactions executed through TradeSpark utilizing our trading platform. If certain revenue targets are met, the Preferred Stock is convertible at the holders' option into warrants to purchase up to 8 million shares of our Class A common stock. To the extent that the revenue targets are not met, each share of the Preferred Stock is convertible into 1/100th of a share of our Class A common stock. As a result of such issuance of the Preferred Stock, we recorded a non-cash charge against earnings of $2,235,200 to reflect the cost of 80,000 shares of our Class A common stock issuable upon conversion of the Preferred Stock if none of the targets are met. We will recognize additional non-cash accounting charges related to the issuance of these business partner warrants and will take such charges if and when they are converted over the next six years.

         Net Loss

         Excluding a non-cash charge for business partner securities issued to MPI shareholders in July 2000 and to the TradeSpark majority interest owners in September 2000, our net loss was $7,701,596 for the three months ended September 30, 2000. Including the non-cash charges, we incurred a net loss of $11,286,796 for the three months ended September 30, 2000. The business partner securities are discussed in more detail in Notes 9, 10 and 11 to the Notes to Consolidated Financial Statements (unaudited) contained elsewhere in this report. Other than the non-cash charge, the losses primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base. We expect that we will continue to incur losses and generate negative cash flow from operations for the foreseeable future as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts. In light of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

For the Nine Months ended September 30, 2000 and
the Period From March 10, 1999 to September 24, 1999
----------------------------------------------------


Revenues                                                                        Nine months         Period March 10,
                                                                                  ended                 1999 to
                                                                               September 30,          September 24,
                                                                                   2000                   1999
                                                                             ------------------     ------------------
Transaction Revenues:
          Fully electronic transactions................................         $ 54,904,144            $ 3,820,807
          Voice-assisted brokerage transactions........................           10,712,251              8,382,086
          Screen-assisted open outcry transactions.....................            2,058,371              2,831,704
                                                                             ------------------     ------------------

                          Total transaction revenues...................           67,674,766             15,034,597


Interest income........................................................            6,244,549                    ---
System services fees...................................................            9,363,222              9,104,872
                                                                             ------------------     ------------------

Total revenues.........................................................         $ 83,282,537           $ 24,139,469
                                                                             ==================     ==================


         Transaction Revenues

         For the nine months ended September 30, 2000, we earned $67,674,766 in transaction revenues as compared to $15,034,597 for the period from March 10, 1999 to September 24, 1999, a 350% increase. The growth in these revenues was attributable to the continued roll out of electronic marketplaces and an increase in the number of clients electronically trading through our eSpeed(sm) system. As of September 30, 2000, we had converted 43 out of 49 marketplaces to our eSpeed(sm) system.

         Interest Income

         The net proceeds of our initial public offering on December 10, 1999 and the net proceeds received from the sale of Class A common stock to Dynegy and Williams, net of operating expenses paid, have been invested by us in reverse repurchase agreements which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. For the nine months ended September 30, 2000, these investments generated interest income of $6,244,549, at an average interest rate of 6.05%. We had no interest income for the period from March 10, 1999 to September 24, 1999.

         System Services Fees

         System services fees from Cantor for the nine months ended September 30, 2000 were $9,363,222, and represented 11% of total revenues for the period. This compares with system services fees for the period from March 10, 1999 to September 24, 1999 of $9,104,872, which represented 38% of total revenues for the period. This increase of 3% in system services fees reflects the fact that the 1999 period was shorter than the current period. As a percent of revenues, the system services fees decreased as a result of our increased transaction revenues for the nine months ended September 30, 2000.


Expenses                                                                        Nine months            Period March 10,
                                                                                  ended                    1999 to
                                                                               September 30,             September 24,
                                                                                   2000                      1999
                                                                             ------------------       ------------------
Compensation and employee benefits.............................                 $  39,782,281              $ 14,704,940
Occupancy and equipment........................................                    15,445,236                 6,632,436
Professional and consulting fees...............................                     8,573,454                 3,615,348
Communications and client networks.............................                     3,058,804                 2,445,792
Fulfillment services fees......................................                    19,114,756                 1,337,282
Administrative fees............................................                     4,839,542                 1,067,200
Marketing......................................................                     6,905,152                       ---
Non-cash business partner securities...........................                    33,390,505                       ---
Other..........................................................                     7,124,539                 1,122,119
                                                                               ----------------       -------------------

Total expenses.................................................                 $ 138,234,269            $   30,925,117
                                                                               ================       ===================


Compensation and employee benefits

         At September 30, 2000, we had approximately 480 professionals, as compared to approximately 300 employees at September 24, 1999. Substantially all of our employees are full-time employees located predominantly in New York and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided medical benefits for our employees. For the nine months ended September 30, 2000, our compensation costs were $39,782,281 as compared to compensation costs of $14,704,940 for the period from March 10, 1999 to September 24, 1999, a 171% increase. This increase in compensation expense was attributable to the increased number of professionals we employed during the nine-month period ended September 30, 2000. During the nine months ended September 30, 2000, we continued to hire additional technical, sales and marketing, product development and administrative personnel, including personnel from Cantor, in order to expand our business.

         Occupancy and equipment

         Occupancy and equipment costs were $15,445,236 for the nine months ended September 30, 2000 as compared to occupancy and equipment of $6,632,436 for the period from March 10, 1999 to September 24, 1999, an increase of 133%. This increase resulted principally from the continued growth in scope of our business and increased personnel. Occupancy and equipment costs included depreciation on computer and communications equipment and amortization of software owned by us, lease costs of other fixed assets leased by us from Cantor and a charge for premises costs from Cantor. Cantor leases from third parties under operating lease arrangements certain computer-related fixed assets that we have the right to use at rates intended to equal costs incurred by Cantor. Our equipment expenses should increase as we continue to invest in technology and related equipment.

         Professional and consulting fees

         Professional and consulting fees were $8,573,454 for the nine months ended September 30, 2000 as compared to professional and consulting fees of $3,615,348 for the period from March 10, 1999 to September 24, 1999, an increase of 137%. This increase resulted principally from fees related to new business development and strategic initiatives. Professional and consulting fees consisted primarily of legal fees and consultant costs paid to outside computer professionals who performed specialized enhancement activities for us.

         Communications and client networks

         Communications costs were $3,058,804 for the nine months ended September 30, 2000 as compared to $2,445,792 for the period from March 10, 1999 to September 24, 1999, an increase of 25%. Communications costs included the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. The increase in costs was generally attributable to the continuing expansion of our globally managed digital network.

         Fulfillment services fees

         Under the Joint Services Agreement, we are required to pay to Cantor a fulfillment services fee of 20%, 35%, or 55%, depending on the type of transaction, of commissions paid by clients related to fully electronic transactions. For the nine months ended September 30, 2000, these costs were $19,114,756 as compared to $1,337,282 for the period from March 10, 1999 to September 24, 1999, an increase of 1329%, principally as a result of our increased fully electronic revenues.

         Administrative fees

         Under an Administrative Services Agreement with Cantor, Cantor has agreed to provide various administrative services to us, including, but not limited to, accounting, tax, legal and human resources and we have agreed to provide marketing services at cost to Cantor. We are required to reimburse Cantor for its costs of providing these services plus allocation of overhead. We have provided for the cost of such services in our financial statements under the terms set forth in the Administrative Services Agreement as if it was effective March 10, 1999. Administrative fees amounted to $4,839,542 for the nine months ended September 30, 2000 as compared to administrative fees of $1,067,200 for the period from March 10, 1999 to September 24, 1999, an increase of 353%, principally as a result of our increased business activity.

         Marketing expenses

         We incurred marketing expenses of $6,905,152 during the nine months ended September 30, 2000, as compared to nominal marketing expenses during the period from March 10, 1999 to September 24, 1999, principally as a result of a national advertising campaign launched by us during the second quarter of 2000.

         Other expenses

         Other expenses for the nine months ended September 30, 2000 were $7,124,539 as compared to other expenses of $1,122,119 for the period from March 10, 1999 to September 24, 1999, an increase of 535%, principally as a result of our increased business activity. These expenses consisted primarily of recruitment fees, travel, promotional and entertainment expenditures.

         Non-cash Business Partner Securities

         In June 2000, Dynegy and Williams each purchased 789,071 shares of our Class A common stock for a purchase price of $25,000,000, for a total of $50,000,000. Pursuant to a stock purchase agreement with Cantor, we purchased from Cantor 789,071 shares of our Class A common stock for a purchase price of $25,000,000. As a result, our capital increased by a net amount of $25,000,000. Additionally, each of Dynegy and Williams received warrants to purchase an additional 666,666 shares of Class A common stock at an exercise price of $35.203125 per share. As a result of the issuance of the warrants, we recorded a non-cash charge against earnings of $29,805,305 to reflect the cost of the warrants.

         In July 2000, we issued 28,374 shares of Class A common stock to the shareholders of MPI in connection with Cantor's acquisition of MPI's brokerage business. Although the acquired line of business is owned by Cantor, we are entitled to 100% of such business' revenues generated from any fully electronic transaction. As a result of the issuance of the Class A common stock, we recorded a non-cash charge against earnings of $1,350,000 to reflect the cost of the stock.

         In September 2000, we obtained a 5% interest in TradeSpark, which was formed to operate an electronic and telephonic marketplace for North American wholesale energy products. In conjunction with our investment, we issued 5.5 million shares of our Series A Redeemable Convertible Preferred Stock and 2.5 million shares of our Series B Redeemable Convertible Preferred Stock to encourage the majority owners of TradeSpark to electronically trade energy products through our eSpeed(sm) system. We will earn a percentage of the revenues resulting from transactions executed through TradeSpark utilizing our trading platform. If certain revenue targets are met, the Preferred Stock is convertible at the holders' option into warrants to purchase up to 8 million shares of our Class A common stock. To the extent that the revenue targets are not met, the each share of Preferred Stock is convertible into 1/100th of a share of our Class A common stock. As a result of such issuance of the Preferred Stock, we recorded a non-cash charge against earnings of $2,235,200 to reflect the cost of 80,000 shares of our Class A common stock issuable upon conversion of the Preferred Stock if none of the targets are met. We will recognize additional non-cash accounting charges related to the issuance of these business partner warrants and will take such charges if and when they are converted over the next six years.

         Net Loss

         Excluding non-cash charges for business partner securities issued to Dynegy and Williams in June 2000, to MPI shareholders in July 2000 and to the TradeSpark majority interest owners in September 2000, our net loss was $21,849,352 for the nine months ended September 30, 2000. Including the non-cash charges, we incurred a net loss of $55,239,857 for the nine months ended September 30, 2000. The business partner securities are discussed in more detail in Notes 9, 10 and 11 to the Notes to Consolidated Financial Statements (unaudited) contained elsewhere in this report. Other than the non-cash charges, the losses primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base.

Liquidity and Capital Resources

         Our cash flows are comprised of transaction revenues and systems services fees from Cantor, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us, and investment income. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Joint Services Agreement, remits the gross amount owed to us. Under the Administrative Services Agreement and the Joint Services Agreement, any net receivable or payable is settled monthly, at the discretion of the parties.

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

         Under the current operating structure, our cash flows from operations, the net proceeds from our initial public offering and the proceeds received from the Dynegy and Williams investments (net of our buy back of shares from Cantor) should be sufficient to fund our current working capital and current capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt, acquisition, recapitalization and reorganization alternatives. We are continually considering such options and their effect on our liquidity and capital resources.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

         We have invested $133,399,985 of our excess cash in securities purchased under reverse repurchase agreements which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our excess cash in a manner that provides us with the appropriate level of liquidity to enable us to meet our current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that we do not currently have outside bank funding.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         The information required by this Item is incorporated by reference to
Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained elsewhere in this report.

ITEM 2.  Changes in Securities and Use of Proceeds.

         (c) On July 21, 2000, Cantor Fitzgerald Partners, our affiliate, purchased the U.S. municipal bond brokerage business and certain other assets of MPI for approximately $1,500,000 and we issued to MPI's shareholders 28,374 shares of our Class A common stock having a value, as defined, at the date of issuance of $1,250,000. Although the purchased assets are owned by Cantor Fitzgerald Partners, we are entitled to 100% of the revenues generated from any fully electronic transaction effected in a marketplace utilizing our eSpeed(sm) system by our affiliates pursuant to a Joint Services Agreement, as amended, among us and our affiliates, including Cantor Fitzgerald Partners. In addition, in order to provide incentives to promote the use of our eSpeed(sm) trading platform in connection with the purchased business, we granted an aggregate of 28,374 restricted shares of our Class A common stock to certain employees and shareholders of MPI in exchange for interest-bearing promissory notes that are due July 21, 2010 (the "Pledged Shares"). The Pledged Shares may be redeemed, at our option, by cancellation of the related note(s) if we do not receive $3,000,000 in electronic transaction revenues generated by Cantor's municipal bond brokerage business for any consecutive 12-month period within three years of July 21, 2000.

         In September 2000, we and Cantor, in conjunction with five energy industry market participants ("EIPs"), formed TradeSpark to operate an electronic and telephonic wholesale marketplace in North America for natural gas, electricity, coal, sulfur dioxide and nitrogen dioxide emissions allowances, and weather financial products. We also entered into a technology services agreement with TradeSpark pursuant to which we will provide the technology infrastructure for the transactional and technology related elements of the TradeSpark marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace. In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, on September 22, 2000 we issued 5.5 million shares of Series A Redeemable Convertible Preferred Stock and 2.5 million shares of Series B Redeemable Convertible Preferred Stock to EIP Holdings, LLC, a limited liability company newly-formed by the EIPs to hold their investments in TradeSpark and the Preferred Stock. The Series A Redeemable Convertible Preferred Stock is convertible, at the option of the EIPs, into 10 year warrants ("Series A Warrants") to purchase up to 5,500,000 shares of our Class A common stock at an exercise price of $27.94 per share. The Series B Redeemable Convertible Preferred Stock is convertible, at the option of the EIPs, into 10 year warrants ("Series B Warrants") to purchase up to 2,500,000 shares of our Class A common stock at an exercise price of $27.94 per share. Full convertibility of the Series A and B Preferred Stock into Series A and B Warrants, respectively, is subject to satisfaction of certain revenue thresholds and other conditions. If the conditions to full conversion are not satisfied, each share of Series A and B Preferred Stock which is not so convertible may be redeemed at our option, or converted at the option of the holder, for or into 1/100th of a share of Class A common stock. The Series A and Series B Warrants are exercisable immediately upon issuance.

         The sales of securities described above were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act, as a transaction by an issuer not involving a public offering. We relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

         (d) The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and CFS, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. Of the $139.6 million raised, approximately $31.2 million has been used for working capital purposes and the balance of $108.4 million has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank. Over the foreseeable future, we intend to use the amount invested in the reverse repurchase agreements as follows:

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

         Of the amount of proceeds spent through September 30, 2000, approximately $6.5 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

         The occurrence of unforeseen events, opportunities or changed business conditions, however, could cause us to use the net proceeds of our initial public offering in a manner other than as described above.

Item 4.  Submission of Matters to a Vote of Security Holders.


         (a) The Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting") on October 26, 2000.

         (b) The following directors were elected at the Annual Meeting and they are our only directors: Howard W. Lutnick, Frederick T. Varacchi, Douglas B. Gardner, Richard C. Breeden, Larry R. Carter, William J. Moran and Joseph P. Shea.

         (c) Set forth below is a description of the matters voted upon at the Annual Meeting, including the number of votes cast for, as well as the number of votes withheld and broker non-votes, as to each nominee for election as a director and as to the approval of the Additional Investment Right.

1. Election of seven directors, each to serve until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.


Name of                                            WITHHOLD          BROKER
Candidate                FOR                       AUTHORITY         NON-VOTES
------------             -----------               ---------         ---------

Howard W. Lutnick        369,365,533                47,431               0
Frederick T. Varacchi    369,365,533                47,431               0
Douglas B. Gardner       369,365,533                47,431               0
Richard C. Breeden       369,365,533                47,431               0
Larry R. Carter          369,365,533                47,431               0
William J. Moran         369,365,533                47,431               0
Joseph P. Shea           369,365,533                47,431               0


2. Approval of the Additional Investment Right, which will entitle each of Dynegy Inc. and Williams Energy Marketing & Trading Company to invest $25 million in shares of our Class A common stock at a 10% discount four times in connection with an investment by each of them of $2.5 million in each of four business ventures in which Dynegy, Williams, other market participants and we will establish marketplaces for electronic trading of such products as natural gas liquids, petrochemicals, crude oil and bandwidth.


FOR                AGAINST           ABSTENTIONS              BROKER NON-VOTES
---                -------           -----------              ----------------

366,627,165         10,428             5,918                      2,769,413

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         Exhibit Number             Description
         --------------             -----------

           3.3 Certificate of Designations, Preferences and Rights of Series A Redeemable Convertible Preferred Stock of eSpeed, Inc.

           3.4` Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock of eSpeed, Inc.

          10.16                --   Registration Rights Agreement, dated as of
                                    September 22, 2000 among eSpeed, Inc., EIP
                                    Holdings, LLC, Williams Energy Marketing &
                                    Trading Company and Coral Energy Holding,
                                    LP, Koch Energy Trading, Inc. TXU Energy
                                    Trading Company and Dominion Energy
                                    Exchange, Inc.

          10.17                --   Amendment No. 2 to Joint Services Agreement,
                                    dated as of July 1, 2000, by and among
                                    Cantor Fitzgerald L.P., Cantor Fitzgerald
                                    International, Cantor Fitzgerald Europe,
                                    Cantor Fitzgerald Securities, Cantor
                                    Fitzgerald & Co., Cantor Fitzgerald
                                    Partners, eSpeed Inc., eSpeed Securities,
                                    Inc., eSpeed Government Securities, eSpeed
                                    International Limited and eSpeed Markets,
                                    Inc.

          10.18                --   Amendment No. 3 to Joint Services Agreement,
                                    dated as of September 22, 2000, by and among Cantor Fitzgerald L.P., Cantor Fitzgerald
                                    International, Cantor Fitzgerald Europe,
                                    Cantor Fitzgerald Securities, Cantor
                                    Fitzgerald & Co., Cantor Fitzgerald
                                    Partners, eSpeed Inc., eSpeed Securities,
                                    Inc., eSpeed Government Securities, eSpeed
                                    International Limited and eSpeed Markets,
                                    Inc.

          27                   --   Financial Data Schedule


         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       eSpeed, Inc.
                                       (Registrant)

Date:    November 9, 2000             /s/ Howard W. Lutnick
                                       ---------------------
                                       Howard W. Lutnick
                                       Chairman and Chief Executive Officer



Date:    November 9, 2000              /s/ Jeffrey G. Goldflam
                                       -----------------------
                                       Jeffrey G. Goldflam
                                       Senior Vice President
                                       and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX

         Exhibit Number             Description
         --------------             -----------

           3.3 Certificate of Designations, Preferences and Rights of Series A Redeemable Convertible Preferred Stock of eSpeed, Inc.

           3.4` Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock of eSpeed, Inc.

          10.16                --   Registration Rights Agreement, dated as of
                                    September 22, 2000 among eSpeed, Inc., EIP
                                    Holdings, LLC, Williams Energy Marketing &
                                    Trading Company and Coral Energy Holding,
                                    LP, Koch Energy Trading, Inc. TXU Energy
                                    Trading Company and Dominion Energy
                                    Exchange, Inc.

          10.17                --   Amendment No. 2 to Joint Services Agreement,
                                    dated as of July 1, 2000, by and among
                                    Cantor Fitzgerald L.P., Cantor Fitzgerald
                                    International, Cantor Fitzgerald Europe,
                                    Cantor Fitzgerald Securities, Cantor
                                    Fitzgerald & Co., Cantor Fitzgerald
                                    Partners, eSpeed Inc., eSpeed Securities,
                                    Inc., eSpeed Government Securities, eSpeed
                                    International Limited and eSpeed Markets,
                                    Inc.

          10.18                --   Amendment No. 3 to Joint Services Agreement,
                                    dated as of September 22, 2000, by and among Cantor Fitzgerald L.P., Cantor Fitzgerald
                                    International, Cantor Fitzgerald Europe,
                                    Cantor Fitzgerald Securities, Cantor
                                    Fitzgerald & Co., Cantor Fitzgerald
                                    Partners, eSpeed Inc., eSpeed Securities,
                                    Inc., eSpeed Government Securities, eSpeed
                                    International Limited and eSpeed Markets,
                                    Inc.

          27                   --   Financial Data Schedule