Form 10-K
period 2000-12-31
ESPEED INC
filed 2001-03-06
CIK 1094831

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

                   For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to

                         Commission File Number 0-28191

                                 --------------
                                  eSpeed, Inc.

             (Exact name of Registrant as Specified in Its Charter)

      Delaware                                            13-4063515
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation)

One World Trade Center, 103rd Floor, New York, NY            10048
    (Address of Principal Executive Offices)               (Zip Code)

                                 (212) 938-3773
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b)of the Act:

Title of Each Class                    Name of Each Exchange on which Registered
      None                                                None

           Securities registered pursuant to Section 12(g)of the Act:

                     Class A Common Stock, $. 01 par value
                                (Title of Class)
                                 --------------
         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on February 8, 2001 as reported on the Nasdaq National Market, was approximately $454,732,663.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at February 8, 2001

Class A Common Stock, par value $.01 per share   19,159,612 shares
Class B Common Stock, par value $.01 per share   32,724,600 shares

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      None.

================================================================================
                                  eSPEED, INC.
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I

ITEM 1.       BUSINESS........................................................1

Item 2.       PROPERTIES.....................................................33

ITEM 3.       LEGAL PROCEEDINGS..............................................35

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............36

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................37

ITEM 6.       SELECTED FINANCIAL DATA........................................39

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................41

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK....................................................50

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................51

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE............................74

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............75

ITEM 11.      EXECUTIVE COMPENSATION.........................................79

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.....................................................83

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................87

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K....................................................94

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

OVERVIEW OF OUR BUSINESS

We are a leading provider of business-to-business electronic marketplace solutions. We host and operate electronic marketplaces and real-time auctions and license software to market participants through our fully-integrated network and over the Internet. Our products enable market participants to transact business instantaneously, more effectively and at lower cost. In 2000, we processed over 3 million electronic transactions, totaling more than $32 trillion of transactional volume. During the past year, we added over 35 new products to our electronic marketplaces, entered into key software licensing agreements and more than tripled our revenues. We have over 650 clients, including the largest fixed income trading firms and leading natural gas and electricity trading firms in the world. We have offices in the U.S., Europe, Asia and Canada.

We believe we offer one of the most robust, large-scale, instantaneous and reliable transaction processing systems. Our global private network permits market participants to view information and execute transactions in a fraction of a second. Our proprietary software provides an end-to-end solution, including front-end applications, transaction processing engines, credit and risk management tools and back-office and clearance modules, enabling straight-through processing.

Our revenues consist primarily of transaction fees, software licensing fees and system services fees. We do not risk our own capital in transactions or extend credit to market participants.

Our eSpeed(sm) system is accessible to our clients through (1) our proprietary application programming interface, or API, our dedicated front-end software application, (2) via the Internet through a browser interface or Java applet and
(3) front-end trading systems developed by third-party software companies. Our system runs on large-scale hardware located in three data centers located in the U.S. and Europe and is distributed either over our global network or via the Internet through links to multiple, global Internet service providers.

Additionally, our system operates a fully regulated U.S. futures exchange currently known as the Cantor Exchange(sm). This exchange is the first fully electronic futures exchange in the U.S. and serves as our platform for the electronic trading of a broad range of futures contracts globally. The New York Board of Trade, through its subsidiaries, provides clearing and regulatory services and we provide electronic execution and related services for the Cantor Exchange(sm). Currently, the Cantor Exchange(sm) has obtained regulatory authority to operate in the United Kingdom, Denmark, Finland, France, Hong Kong, Ireland, Italy, Japan, Norway, Portugal and in eight German states.

We market our services through the following three basic products: eSpeed Markets(sm), eSpeed Private Label(sm) and eSpeed Online(sm).

   o eSpeed Markets(sm) is a full service solution combining all of our proprietary software and our global high-speed private network. eSpeed Markets(sm) currently operates in some of the largest and most complex marketplaces, and is designed to be extendible to any multiple buyer, multiple seller marketplace. eSpeed Web Markets(sm) offers the core features of eSpeed Markets(sm) through a complete Internet-only distribution channel.

   o eSpeed Private Label(sm) provides a complete outsourced solution to our clients to enable them to distribute their branded products to their customers through online offerings, auctions, including private and reverse auctions, and request-for-quote capabilities.

   o eSpeed Online(sm) provides retail-based e-commerce businesses with online access to wholesale market participants. It enables them to offer their customers access to a variety of markets that are traditionally available only to institutional investors and wholesalers.

Our objective is to be the world's leading provider of interactive electronic marketplaces and related software solutions. We believe that the scalability and extendibility of our eSpeed(sm) suite of products enable us to introduce new markets and distribute products and services more quickly, cost effectively and seamlessly than our competitors.

We commenced operations in March 1999 as a division of Cantor Fitzgerald Securities, a subsidiary of Cantor Fitzgerald, L.P. Our initial focus was the global fixed income, foreign exchange and futures and options trading markets, which we refer to as the Financial Vertical. Our relationship with Cantor, a leading global inter-dealer broker in the fixed income markets, has enabled us to become the leader in this electronic marketplace. In the last year, we have significantly expanded the types of products traded electronically through our eSpeed(sm) system. Our goal is to offer the full range of financial products currently traded in today's global markets. In 2000, we entered the North American energy market with a group of leading energy industry partners. We plan to serve additional marketplaces, which we refer to as vertical marketplaces, including global energy, bandwidth, telecommunications, chemicals, electronic components, metals and other markets that can benefit from more efficient, centralized, electronic trading facilities. We also plan to leverage our electronic marketplace expertise and reputation to sell software products and services directly to participants in these marketplaces.

OUR INDUSTRY

Historically, the trading of products has been an inefficient process. Buying, selling or trading activity is traditionally effected through either (1) a central physical location, like a trading pit or auction house, where market participants have to access the market through this central location, (2) a broker or bilateral arrangement with a buyer or seller or (3) several layers of middlemen and salesmen who assist in handling orders. Each of these approaches is people and time intensive, which adds to the direct and indirect cost of the product bought or sold.

Additional inefficiencies with transaction execution include lack of real-time price information, small disparate groups of interested buyers and sellers, limited liquidity and problems associated with executing trades as market prices change. As more transactions occur and participants extend credit to each other, there are added risks to both buyers and sellers because of the lack of sophisticated risk management tools. Also, after a buy or sell order is executed, there are the additional tasks of recording, accounting, tracking, delivering and financially settling the transaction. Each of these tasks, if done manually, can add potential cost and error to the process as additional participants or systems enter the transaction cycle.

Electronic marketplaces have emerged as effective means of conducting business-to-business transactions. In an electronic marketplace, substantially all of the participants' actions are facilitated through an electronic medium, such as a private electronic network or over the Internet, which effectively eliminates the need for actual face-to-face or voice-to-voice participant interaction, reducing the inefficiencies inherent in a physical market. Additionally, as adoption of the Internet has become more widespread, businesses are recognizing online channels as an efficient means of distribution of their products to their customers.

Many financial exchanges worldwide, including certain exchanges in France, Germany, Japan, Sweden, Switzerland and the United Kingdom, are now partially or completely electronic. Various electronic marketplaces have been implemented to address the varied needs of the broad business-to-business initiatives, including marketplaces aimed at the procurement of finished goods or services, as well as neutral marketplaces for the trading of commodity or commodity-like goods. We believe the trading of commodity-like products will require capabilities found in the financial markets, including real-time pricing, futures and other hedging capabilities and robust interactive trading. Additionally, we believe companies will seek to outsource online solutions for the electronic distribution of their products to avoid the difficulty and cost of developing and maintaining their own online solutions.

OUR SOLUTION

Our electronic marketplace end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems, all accessible through our global privately managed high-speed data network and over the Internet. Because of the scale and adaptability of our system, our eSpeed(sm) products have applications across a broad range of companies, industries and vertical marketplaces, including any business-to-business marketplace involving multiple buyers and multiple sellers. In addition, we license our software to provide a complete outsourced solution to our clients enabling them to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, and request-for-quote capabilities. Our products enable market participants to transact business instantaneously, more effectively and at lower cost.

OUR TECHNOLOGY PLATFORM

Our electronic marketplace solutions operate on our technology platform that emphasizes scalability, performance, adaptability and reliability. Our technology platform consists of:

o our proprietary, internally developed real-time global network distribution system;

o our proprietary transaction processing software, which includes order matching auction engines, fully integrated credit and risk management systems, pricing engines and associated middle and back-office operations systems;

o client interfaces ranging from Windows, Java, UNIX, our proprietary static library API and proprietary vendor access; and

o customized inventory distribution and auction protocols designed to be used by our clients and partners in their distribution and trading systems.

Together, these components enable our clients to effect transactions in real-time, with straight-through processing.

Network distribution system

Our eSpeed(sm) system contains a proprietary hub- and-spoke digital network. This network uses Cisco Systems' network architecture and is operated by Cisco-certified engineers. Our network's high-speed points of presence comprise the major business centers of the world, including New York, London, Tokyo, Frankfurt, Paris, Milan, Chicago, Los Angeles and Toronto. Altogether, we manage 22 hubs linked by over 50,000 miles of cable, over 1,000 Cisco network devices and more than 450 high capacity Sun super servers and Compaq Alpha super servers located in three data centers in New York, London and Rochelle Park, New Jersey. The redundant structure of our system provides multiple backup paths and re-routing of data transmission if one spoke of a hub fails. We believe we operate one of the largest and most robust interactive trading network distribution systems currently in operation.

Our distribution system accepts orders and postings instantaneously and distributes responses, generally in 300 milliseconds. We estimate that our network is currently running at approximately 15% of capacity.

In addition to our own network system, we also receive and distribute secure trading information from clients using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global clients.

Transaction processing software

Most of our software applications have been developed internally and are central to the success of our eSpeed(sm) system. Our auction and trading engines operate in real time, facilitating efficient interaction between buyers and sellers. Our credit and risk management systems monitor and regulate these buyers and sellers. Our pricing engines provide prices for illiquid financial products derived from multiple trades in other related financial instruments. These critical applications work together seamlessly and are supported by middle and back office software that verifies, confirms, reports, stores, tracks and, if applicable, enables the settlement of each transaction. Our transaction processing software includes verification mechanisms at various stages of the execution process, which result in significantly reduced manual intervention, decreased probability of erroneous trades and more accurate execution for clients.

eSpeed(sm) transaction engines

Our auction and transaction engines use Interactive Matching(sm), our proprietary rules-based method, to process in excess of 150 transactions per second per auction, instrument or product. These engines were developed to support trading in the largest capital markets in the world, such as government bonds and futures contracts, and the more diverse, fragmented and database intensive markets, such as U.S. municipal bonds (with over 1.7 million different issues), corporate bonds and Eurobonds. These transaction engines are designed to be modular and flexible to allow modification in order to apply them to other markets and auction types. In Europe, for example, we have added a component that allows us to process transactions and auctions in multiple currencies simultaneously. Our transaction engines have embedded security features and an added messaging layer to provide security from unauthorized use. In addition, we use encryption to protect our clients that transact business over the Internet.

We believe our marketplace expertise and rules-based systems provide incentives for clients to actively participate in our marketplaces. For example, Interactive Matching(sm) provides incentives to participate in our marketplaces by encouraging participants to expose their orders to the market. In standard auctions, the incentive is for participants to wait until the last moment to make a bid or offer. Our priority rules encourage trading activity by giving the last successful active participant a time-based right of first refusal on the next sale or purchase. In addition, in many markets we have structured our pricing policy to provide incentives. The party that provides auction products for the market or creates liquidity (by inputting a price to buy or sell) pays less commission (or no commission) than the participant that consummates the trade by acting on that price. With our pricing policies and proprietary priority rules, our system is designed to increase activity and to draw participants into the market. This proprietary rules-based system is adaptable and, as part of our business strategy, we intend to apply it across other non-financial markets for multiple products and services.

eSpeed Credit Master(sm) - credit and risk management systems

Our credit and risk management systems are critical to the operation of our electronic marketplaces. These systems (1) continuously monitor trades of our clients to help prevent them from exceeding their credit limits, (2) automatically prevent further trading once a client has reached a pre-determined credit limit and (3) evaluate transactions and calculate both individual positions and risk exposure across various products and credit limits. Our proprietary credit and risk management systems can also be made available to our global clients to enable them to monitor the position of their traders and are integrated with our private label systems so our global clients can monitor the credit of their customers who transact directly with them online. These systems store client data relevant to credit and risk management, such as financial statements, credit documents, contacts and internal analyses. These systems also enable our clients to make our electronic marketplaces available to their customers while maintaining control of their customers' trading activity and risk.

eSpeed Name Give-Up Matrix(sm) - credit monitoring

Through the use of our name give-up matrix, we enable our market participants to create counterparty credit exposure limits to manage the counterparties with which they transact in non-central counterparty markets. In these markets, participants settle transactions directly with other participants. Using this module, the participants can pre-select the counterparties that they are willing to transact with in that market. The module displays all prices to market participants, and highlights and enables execution on prices that are from approved counterparties. Additionally, the module has features that permit each participant to manage the activities of its traders on a real-time basis.

eSpeed(sm) pricing engines and analytics

We have developed a number of analytical software tools that permit us to price products that trade in less liquid markets and for which current pricing information is not readily available. For example, our MOLE(sm) system (Multiple Order Link Engine) is a computer application that enables us to link multiple markets, offer prices and create and enhance marketplaces for products that have limited liquidity. In the Financial Vertical, MOLE(sm) currently uses data from existing cash and futures markets to calculate pricing for transactions where no market prices currently exist, thereby facilitating liquidity. These multi-variable trades are extremely difficult to execute in voice-based markets due to their complexity and the slow speed of manual execution.

eSpeed(sm) middle and back-office applications

Our middle and back-office applications support clearance, settlement, tracking and reporting of trades and provide links to outside clearing entities. For example, in the financial markets, we outsource our fulfillment services to Cantor, where both parties to a trade send either cash or securities to Cantor and Cantor settles the trade and sends each party the cash or securities due. Our reporting and accounting systems are designed to track and record all charges and commissions for a trade. Our eSpeed(sm) system and products automate previously paper and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of many of our clients' back offices, and enabling straight-through processing.

Client interfaces

Our system can be accessed by our clients in four ways:

o   using our eSpeed(sm) proprietary front-end trading software;

o using our application programming interface for clients to write their own software linking their networks and software applications directly to our systems. Our application programming interface enables clients to conduct computer price updating, program trading and straight-through processing;

o through the Web via a browser, or using a downloaded Java application or dedicated proprietary software application via the Internet, both for wholesale clients and for retail clients who participate in our marketplaces; and

o through software developed in alliances with third-party independent software vendors.

eSPEED(sm) PRODUCTS

We market our services through the following three products: eSpeed Markets(sm), eSpeed Private Label(sm) and eSpeed Online(sm).

eSpeed Markets(sm)

eSpeed Markets(sm) is a full service solution combining all of our proprietary software and our global high-speed private network. eSpeed Markets(sm) currently operates in some of the largest and most complex marketplaces, and is designed to be extendible to any multiple buyer, multiple seller marketplace. eSpeed Web Markets(sm) offers the core features of eSpeed Markets(sm) with a complete Internet-only distribution channel.

eSpeed Markets(sm) enables us to operate what we believe is the only integrated network engaged in electronic trading in multiple products and marketplaces on a global basis. We believe that the time and expense required to develop and install electronic trading networks will serve as a significant barrier to entry.

Financial Vertical

Wholesale fixed income. The global fixed income market is the largest financial market in the world. The Bond Market Association estimates that in the U.S. alone, as of the second quarter of 2000, there were over $15 trillion of fixed income securities outstanding with over $360 billion of volume traded daily. In the U.S. Treasury securities market, there is reported to be over $200 billion a day in trading just among the primary dealers and their clients. In Europe, Asia and the emerging markets, there were approximately $16 trillion of fixed income securities outstanding at December 31, 1999. In Europe, the creation of the Euro has manifested a market second only to the U.S. in breadth. In Asia, the Japanese government bond market grew 44.6%, from $2.8 trillion outstanding in 1997 to $4.1 trillion outstanding in 1999. The global market for interest rate swaps, interest rate options and currency swaps had over $60 trillion in notional value outstanding as of June 2000.

Foreign exchange. The trading of currencies in all monetary pairs represents the largest trading volume market in the world. The Bank for International Settlements estimates the daily volume traded in the foreign exchange markets to have been $1.97 trillion in 1999.

Futures and options. Futures and options trading is a leading financial activity throughout the world, with contracts traded on a wide variety of financial instruments, commodities and indexes. According to the Futures Industry Association, Inc., in 2000, over 1.4 billion futures contracts and over 1.5 billion options contracts were traded in the world's futures and options markets. Currently, most futures trading is still being done on open outcry exchanges, but there has been a significant movement towards the conversion of these markets to electronic trading. To date, we believe the most successful initiatives have been made in Europe. We believe that there is significant opportunity in the continued conversion of these markets to electronic networks, such as our own.

Limitations of the traditional financial market

While the traditional financial market facilitates trading, it has significant shortcomings such as the following:

o limited direct access and, therefore, many investors may not receive efficient pricing;

o high transaction costs and slow execution due to the number of people involved in a voice transaction;

o difficulty in implementing program trading, especially programs designed to automatically and simultaneously execute multiple trades in different, but related products;

o significant expense incurred in processing, confirming and clearing manual processes; and

o compliance and regulatory risk associated with voice transactions and non-automated audit trails.

Our Financial Vertical solution

The Financial Vertical contains many of Cantor's largest marketplaces, including U.S. Treasury and agency securities, European, Japanese, Canadian and emerging market sovereign bonds, U.S. and global corporate bonds, mortgage-backed securities, municipal bonds, interest rate swaps and options, futures, options, repos and basis trades. Cantor is a major facilitator and, in some cases, provider of liquidity in numerous financial products through its offices in the U.S., Canada, Europe and Asia. Our eSpeed Markets(sm) product provides the only way to electronically access Cantor's marketplaces. Our eSpeed Markets(sm) product also will power the electronic platform of Freedom International Brokerage, the leading inter-dealer broker of Canadian fixed income products, foregin exchanges and other capital producs, upon the closing of our recent alliance with Freedom, Cantor and six leading financial institutions.

Our private electronic network for wholesale financial markets is connected to most of the largest financial institutions worldwide. We have installed in the offices of our existing client base the technology infrastructure necessary to provide price information and trade execution on an instantaneous basis in a broad range of securities and financial instruments. We believe our eSpeed(sm) suite of products enables us to introduce and distribute a broad mix of financial products and services quickly, efficiently and at lower cost.

In our electronic marketplaces, participants may either electronically execute trades themselves or call brokers, who then input trade orders into the market for them. In a fully electronic trade, all stages of the trade occur electronically. The participant inputs its buy or sell order instructions directly into our electronic trading system using our software, a web-browser, or electronically through an application programming interface or other software. Our system provides to the participant, normally within 300 milliseconds, an on-screen confirmation that the participant's order has been accepted. Simultaneously, an electronic confirmation can be sent to the participant's back office and risk system, enabling risk management capabilities and straight-through processing for the participant. A broker assisted trade is executed in substantially the same manner as an electronic trade, except that the participant telephones a broker, who then inputs the participant's order into our electronic marketplace system.

Energy Vertical

In September 2000, we, together with Coral Energy Holding (an affiliate of Shell), Dominion Energy, Dynegy, Koch Energy Trading, TXU Energy Trading, Williams Energy Marketing & Trading and Cantor, announced the formation of TradeSpark, a new comprehensive energy marketplace. TradeSpark was created as a wholesale marketplace for energy-related products and services in North America with both electronic trading systems and voice brokers. As part of our arrangement with TradeSpark, we have implemented electronic marketplaces for natural gas, electricity, coal, weather derivatives and emission allowances. It is the intention of TradeSpark to provide the full spectrum of energy-related tradable instruments, including cash, spot, forward, futures, indices and data sales.

TradeSpark unites our technology platform, accessed over both a private global network and the Internet, and our partners' in-depth energy market knowledge and liquidity to bring speed, neutrality, efficiency and technological leadership to the energy trading market.

Since inception, over 120 companies, including most of the major energy trading firms in North America, have traded using TradeSpark. We effected over 12,500 transactions comprising over

$16 billion of transaction volume since TradeSpark's inception. Gas Daily reports that the TradeSpark partners, together with Dynegy and Entergy, traded approximately 32.8 billion cubic feet of natural gas per day and Power Markets Week reports that these companies traded 403 million megawatt hours of electricity during 2000. These companies estimate they traded roughly 20% of all gas and power traded in North America during the last quarter of 2000. Forrester Research predicts that, by 2004, online sales of natural gas will total $166 billion, representing 25% of all natural gas sales, and online sales of electricity will total $101 billion, or 11% of all electricity sales.

Limitations affecting the traditional energy market

The traditional voice-brokered energy marketplace has been fraught with inefficiencies, including the lack of real-time price information, small pools of liquidity, high transaction costs and problems associated with executing trades in a fast moving market. More recently, credit has become a major issue to the market participants because of massive price fluctuations caused by various states' approaches to deregulation, the lack of a liquid hedging market and limited risk management tools. While there have been a handful of electronic systems and single dealer platforms initiated over the past three years, we believe that none have unbiased information about prices and enough products or liquidity to give companies exchange-like execution in the energy marketplace.

Our Energy Vertical solution

Powered by our full trading platform encompassed in eSpeed Markets(sm), TradeSpark offers an end-to-end marketplace and trading solution that includes real-time and auction-based transaction processing, risk management tools and back-end processing systems, as well as access to a fully registered futures exchange, allowing for the creation of futures and options products for this marketplace.

Designed to bring marketplace efficiency to the energy markets, TradeSpark is fully operational and employs approximately 50 brokerage personnel with access to eSpeed's electronic trading platform. TradeSpark offers three possible points of access to one pool of liquidity: over the Internet, through eSpeed's private network and through TradeSpark voice brokers.

eSpeed Private Label(sm)

eSpeed Private Label(sm) provides a complete outsourced solution to our clients, enabling them to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, and request-for-quote capabilities. Our eSpeed Private Label(sm) product takes advantage of the scalability, flexibility and functionality of our eSpeed(sm) system to allow our clients to quickly create online connectivity to their customers.

We have signed private label agreements with Visible Markets, Sanwa Securities and the Federal Home Loan Bank. Visible Markets is the first browser-based auction marketplace for mortgage-backed securities, asset-backed securities and investment grade corporate bonds. eSpeed Private

Label(sm) will supplement Visible Markets' existing online, auction-based marketplace for less liquid fixed income products. Sanwa Securities is the securities subsidiary of Sanwa Bank, one of the largest financial institutions in Japan. We expect that the first product that Sanwa will transact with its customers through our real-time technology platform will be Japanese government bonds. The Federal Home Loan Bank is a U.S. Government sponsored enterprise and one of the largest issuers in the global short-term securities market. Our electronic auction- based technology will power the Federal Home Loan Bank's primary discount note auctions.

eSpeed Online(sm)

eSpeed Online(sm) provides retail-based e-commerce businesses with online access to wholesale market participants. It enables these online businesses to offer their customers access to a variety of markets that are traditionally available only to institutional investors and wholesalers. eSpeed Online(sm) also links to middle and back-office systems, providing a complete end-to-end retail solution for trade execution, risk management, processing and billing. To date, we have signed agreements with 13 online brokers, including AB Watley, Bondpage.com, Charles Schwab, Firstrade Securities, MostActives.com, Mr. Stock, Muriel Siebert, myTrack, Scot Trade, Sutton Online, The Net Investor, Tradescape and WebStreet Securities. On January 2, 2001, Charles Schwab & Co. introduced U.S. Treasuries and Agency securities to its customer base through eSpeed Online(sm).

Technological advances have created new and inexpensive means for individual investors to directly access markets online and participate in the securities markets. According to Forrester Research, the number of active online accounts grew from approximately 1.5 million at the end of 1996 to over 8.6 million at the end of 1999, representing $806.0 billion in assets. Despite the growth in online accounts and access to public equity markets, there has been very limited access for retail Internet trading in fixed income securities, futures, options and other wholesale financial instruments at cost-effective pricing and spreads. We believe that the emergence of electronic marketplaces that promote greater liquidity, enhanced access and more efficient pricing will increase trading among retail investors in financial and other products other than equities. We believe that companies will increasingly seek an outsourced solution to distribute their products electronically.

OUR GROWTH STRATEGY

Our objective is to be the world's leading provider of interactive electronic marketplaces and related software solutions to a broad range of industries and vertical marketplaces. We believe we can extend our expertise in the creation of instantaneous electronic marketplaces to a broad range of products and services. Our growth strategy to achieve this objective includes the following key elements:

Expand system functionality and develop new products, software and services for our existing financial and energy markets

We plan to continue to expand the types of financial, energy and other products traded in our marketplaces both in the United States and abroad. Our goal is to include in our electronic marketplaces the full range of products, including futures, options and other derivatives of these products, that are currently traded in today's markets worldwide. In addition, we plan to develop software and services to add new methods to effect transactions in these products. We expect that our traditional client base will begin to trade new products as we develop electronic marketplaces for them, and we intend to continue to convert existing clients to our fully electronic platform.

Leverage our eSpeed(sm) system for use in a wide range of additional business-to-business markets and industries

Because of the scale of our system and its ease of adaptability, we believe our eSpeed(sm) system has applications across a broad range of products, including Internet-based marketplaces for a wide array of goods and services, particularly those involving multiple buyers and sellers. As evidenced by the formation of TradeSpark, we are well positioned to leverage the significant costs and efforts that have been incurred developing our eSpeed(sm) system to quickly create electronic markets in a wide range of products. We plan to serve additional marketplaces, including global energy, bandwidth, telecommunications, chemicals, electronic components, metals and other markets that can benefit from more efficient, centralized, electronic trading facilities.

License our software to provide a broad range of market participants with an outsourced solution for online distribution of their products

We provide a complete outsourced solution to our clients to enable them to distribute their branded products to their customers through online offerings, auctions, including private and reverse auctions, and request-for-quote capabilities. We have a dedicated sales force that focuses on licensing our software solutions to existing and new clients.

Pursue strategic alliances and acquisitions

We are continually exploring opportunities to maximize our growth, including acquisitions, strategic alliances, joint ventures, private placements, recapitalizations or any combination of the foregoing, to expand our vertical markets and generate future growth. We are seeking to enter into joint ventures and other strategic alliances to create liquidity in new and existing product markets, and to attract new participants to trade those products. We have employed this strategy in our recent formation of TradeSpark and our alliance with Freedom.

OUR CLIENTS

Our clients in the Financial Vertical include banks, dealers, brokers and other wholesale market participants, over 500 of which currently participate in our electronic marketplaces, including the 25 largest bond trading firms in the world, as identified by Euromoney Magazine. Our clients in the Energy Vertical include energy trading companies, utilities and other wholesale market participants, over 120 of which currently participate in our electronic marketplace, including leading North American energy trading companies.

We are providing wholesale and retail investors access to the electronic marketplaces and brokerage-related services supported by our eSpeed(sm) system. We expect that a significant portion of our clients who use brokers will migrate to fully electronic access over the coming years. We also expect to add clients for our eSpeed Private Label(sm) product from a wide variety of industries. We further intend to provide third parties with the infrastructure, including systems administration, internal network support and operations and disaster recovery services, that is critical to providing fully electronic marketplaces in a wide variety of products. Other than Cantor, no client of ours accounts for more than 10% of our revenues.

SALES, MARKETING AND CORPORATE DEVELOPMENT

We promote our electronic marketplaces and services to our existing and prospective clients through a combination of sales, marketing and co-marketing campaigns. We leverage our client relationships through a variety of direct marketing and sales initiatives and build and enhance our brand image through marketing campaigns targeted at a diverse audience, including traders, potential partners and the investor and press communities. We market to our existing and prospective retail clients through a variety of co-marketing/co- branding initiatives with our online partners. We have designed our sales and marketing efforts to promote brand awareness and educate our audience regarding the nature of our electronic marketplaces, products and services and the advantages associated with the automation of trading activities. We have a team of over 60 sales and marketing personnel globally.

Additionally, our senior management and our corporate development staff actively work to establish strategic relationships, develop new markets for our technology and structure and execute investments and acquisitions. They promote eSpeed at conferences, conventions, events and speaking engagements that advance both our technology and our brand name. In many cases, these engagements are focused within specific vertical markets that we intend to develop in the future. All of these efforts are intended to enhance our image, profile and profitability.

SOFTWARE DEVELOPMENT

We devote substantial efforts to the development and improvement of our electronic marketplaces and licensed software products. We work with our clients to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our research and development efforts focus on internal development, strategic partnering, acquisitions and licensing. We have approximately 400 technology professionals, of which 225 persons are software developers. Our technology team's objective is to develop new products and services in order to provide superior electronic marketplace solutions to our clients. We also focus our efforts on enhancing our Internet interfaces to facilitate real-time markets and comply with the standard Internet security protocol and future security protocols in order to capitalize on the development of new commercial marketplaces. We are continuing to develop new marketplaces and products using our internally developed application software. In addition, we have forged strategic alliances with third-party independent software vendors through which we will work to develop sophisticated, front-end applications and products.

COMPETITION

The development and operation of electronic marketplaces are evolving. As a result, competition in these marketplaces is currently fragmented. We expect to face competition from a number of different sources varying in size, business objectives and strategy.

Our current and prospective competitors are numerous and include inter-dealer brokerage firms, market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, consortia, business-to-business marketplace infrastructure and software companies and niche energy market and other commodity business-to-business Internet-based trading systems.

The electronic marketplace solutions we provide to our clients enable them to expand the range of services they provide to their ultimate customers, which are also potential participants in our electronic marketplaces. We intend to structure our relationships with our clients and conduct our operations to mitigate the potential for this competition. We do not intend to use the access to the customer base of our clients that we obtain in providing our electronic marketplace solutions to compete with these clients in other product transactions.

We believe our electronic marketplaces compete primarily on the basis of speed, functionality, efficiency, price, system stability and ability to provide market participants with access to liquidity.

OUR INTELLECTUAL PROPERTY

We have adopted a comprehensive intellectual property program to protect our proprietary technology. We currently have licenses covering four of Cantor's patents in the U.S. One patent relates to a data processing system and method for electronically trading select items such as fixed income instruments. Two patents relate to a fixed income portfolio index processor. One patent relates to a system for shared remote access of multiple application programs by one or more computers. Foreign counterpart applications for some of these U.S. patents have been filed. The licenses are exclusive, except in the event that we do not seek to or are unable to provide to Cantor any requested services covered by the patents and Cantor elects not to require us to do so.

We also have an agreement to license several pending U.S. patent applications relating to various other aspects of our electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations in the past six months.

We cannot at this time determine the significance of any of the foregoing patents, or future patents, if issued, to our business. We can give no assurance that any of the foregoing patents is valid and enforceable, or that any of these patents would not be infringed by a third party competing or seeking to compete with our business.

EMPLOYEES

As of December 31, 2000, we had 493 employees, five of whom are our executive officers. None of these employees is represented by a union. We believe that we have good relations with our employees.

                                  RISK FACTORS

         In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating us and our business.

RISKS RELATED TO OUR BUSINESS

Because we have a limited operating history, you may not be able to accurately evaluate us.

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

o   respond to technological developments or service offerings by competitors;
    and

o   expand into other non-financial markets.

We may not be able to implement our business plan successfully, or at all.

We expect to continue to incur losses and generate negative cash flow from operations.

Since our inception through December 31, 2000, we have sustained a cumulative net loss of approximately $73.0 million. We expect that we will continue to incur losses and generate negative cash flow from operations for at least the first half of 2001 as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts.

If we do not expand the use of our electronic systems, or if our clients do not use our marketplaces or services, our revenues and profitability will be adversely affected.

The use of electronic marketplaces is relatively new. The success of our business plan depends, in part, on our ability to maintain and expand the network of brokers, dealers, banks and other financial institutions that use our interactive electronic marketplaces. We cannot assure you that we will be able to continue to expand our vertical marketplaces, or that we will be able to retain the current participants in our marketplaces. None of our agreements with market participants require them to use our electronic marketplaces.

If we are unable to enter into additional marketing and strategic alliances or our current strategic alliances are not successful, we may not generate increased trading in our electronic marketplaces.

We expect to continue to enter into strategic alliances with other market participants, such as retail brokers, exchanges, energy companies, communication companies, market makers, consortia, clearinghouses, major market participants and technology companies, in order to increase client access to and use of our electronic marketplaces. We cannot assure you that we will be able to continue to enter into these strategic alliances on terms that are favorable to us, or at all. In addition, we cannot assure you that our current strategic alliances will be successful. The success of our current and future relationships will depend on the amount of increased trading in our electronic marketplaces by the customers of these strategic alliance partners. These arrangements may not generate the expected number of new clients or increased trading volume we are seeking.

To increase awareness of our electronic marketplaces, we may need to incur significant marketing expenses.

To successfully execute our business plan, we must build awareness and understanding of our electronic marketplace services, software products, brand and the adaptability of our electronic marketplaces for non-financial vertical markets. In order to build this awareness, our marketing efforts must succeed and we must provide high quality services. These efforts may require us to incur significant expenses. We cannot assure you that our marketing efforts will be successful or that the allocation of funds to these marketing efforts will be the most effective use of those funds.

If we experience computer systems failures or capacity constraints, our ability to conduct our operations could be harmed.

We internally support and maintain many of our computer systems and networks. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost- effective manner would have a material adverse effect on our ability to conduct our operations.

We also rely and expect to rely on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, clearance organizations and software and hardware vendors. Our systems, or those of our third-party providers, may fail or operate slowly, causing one or more of the following:

o   unanticipated disruptions in service to our clients;

o   slower response times;

o   delays in our clients' trade execution;

o   failed settlement of trades;

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

In order to execute our business plan, we must grow significantly. This growth will place significant strain on our personnel, management systems and resources. We expect that the number of our employees, including technical and management-level employees, may continue to increase for the foreseeable future. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our technical workforce. We must also maintain close coordination among our technical, compliance, accounting, finance, marketing and sales organizations. We cannot assure you that we will manage our growth effectively, and failure to do so could result in our business operating inefficiently.

We operate in a rapidly evolving business environment. If we are unable to adapt our business effectively to keep pace with these changes, our operations will be adversely affected.

The pace of change in our market is extremely rapid. Operating in such a rapidly-changing business environment involves a high degree of risk. Our success will depend on our ability to adapt effectively to these changing market conditions.

If we are unable to keep up with rapid technological changes, we may not be able to compete effectively.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our proprietary software, network distribution systems and technologies. The financial services and e-commerce industries are characterized by rapid technological changes, changes in use and client requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technology and systems obsolete. Our success will depend, in part, on our ability to:

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

Our future success depends, in significant part, on the continued service of Howard Lutnick, our Chairman and Chief Executive Officer, Frederick Varacchi, our President and Chief Operating Officer, and our other executive officers and managers and sales and technical personnel who possess extensive knowledge and technology skills in our markets. We cannot assure you that we would be able to find an appropriate replacement for Mr. Lutnick or Mr. Varacchi if the need should arise. Any loss or interruption of Mr. Lutnick's or Mr. Varacchi's services could result in our inability to manage our operations effectively and/or develop new electronic marketplaces. We have not entered into employment agreements with and we do not have "key person" life insurance policies on any of our executive officers or other personnel. All of the members of our senior management team are also officers, partners or key employees of Cantor. As a result, they dedicate only a portion of their professional efforts to our business and operations. We cannot assure you that the time these persons devote to our business and operations in the future will be adequate and that we will not experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. We intend to strive to provide high quality services that will allow us to establish and maintain long-term relationships with our clients. Our ability to do so will depend, in large part, upon the individual employees who represent us in our dealings with clients. The market for qualified programmers, technicians and sales persons is extremely competitive and has grown more so in recent periods as electronic commerce has experienced growth. We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel.

If Cantor or we are unable to protect the intellectual property rights we license from Cantor or own, our ability to operate electronic marketplaces may be materially adversely affected.

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

We use our eSpeed(sm) service mark for the services described herein and have registered that service mark in a number of jurisdictions around the world. Although several existing third-party registrations and applications for trademarks and servicemarks consisting of designations similar to ours in certain countries have come to light, they are for goods and services that are of a different type from those being offered under our eSpeed(sm) service mark. Although we are not presently aware of any third-party objections to our use or registration of our eSpeed(sm) service mark in these countries, and believe we could defend against any third-party claims asserted in these countries, such registrations and applications could potentially affect the registration, and/or limit our use, of our eSpeed(sm) service mark in these countries, thereby requiring us to adopt and use another service mark for our services in such countries.

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

We own many Internet domain names, including "www.espeed.com." The regulation of domain names in the U.S. and in foreign countries may change and the strength of our names could be diluted. We may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

If we infringe on patent rights or copyrights of others, we could become involved in costly litigation.

Patents or copyrights of third parties may have an important bearing on our ability to offer certain of our products and services. We cannot assure you that we are or will be aware of all patents or copyrights containing claims that may pose a risk of infringement by our products and services. In addition, patent applications in the U.S. are generally confidential until a patent is issued. As a result, we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing on the patent claims, which could limit the manner in which we conduct our operations.

Due to intense competition, our market share and financial performance could suffer.

The electronic trading and Internet-based financial and non-financial services markets are highly competitive and many of our competitors are more established and have greater financial resources than us. We expect that competition will intensify in the future. Many of our competitors also have greater market presence, engineering and marketing capabilities and technological and personnel resources than we do. As a result, as compared to us, our competitors may:

o develop and expand their network infrastructures and service offerings more efficiently or more quickly;

o adapt more swiftly to new or emerging technologies and changes in client requirements;

o   take advantage of acquisitions and other opportunities more effectively;

o devote greater resources to the marketing and sale of their products and services; and

o leverage existing relationships with clients and strategic partners more effectively or exploit more recognized brand names to market and sell their services.

Our current and prospective competitors are numerous and include interdealer brokerage firms, technology companies and market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity business-to-business Internet-based trading systems.

We believe that we may also face competition from large computer software companies, media and technology companies and some securities brokerage firms that are currently our clients. In addition, Market Data Corporation, which is controlled by Iris Cantor and Rodney Fisher, has technology for electronic trading systems that, if provided to our competitors in the wholesale market, will be of substantial assistance to them in competing with us. Iris Cantor and Rodney Fisher are limited partners of Cantor.

The number of businesses providing Internet-based financial and non-financial services is rapidly growing, and other companies, in addition to those named above, have entered into or are forming joint ventures or consortia to provide services similar to those provided by us. Others may acquire the capabilities necessary to compete with us through acquisitions.

In the event we extend the application of our Interactive Matching(sm) technology to conducting or facilitating auctions of consumer goods and services over the Internet, we expect to compete with both online and traditional sellers of these products and services. The market for selling products and services over the Internet is new, rapidly evolving and intensely competitive. Current and new competitors can launch new sites at a relatively low cost. We expect we will potentially compete with a variety of companies with respect to each product or service we offer. We may face competition from a number of other large Internet companies that have expertise in developing online commerce and in facilitating Internet traffic, which could choose to compete with us either directly or indirectly through affiliations with other e-commerce companies. We cannot assure you that we will be able to compete effectively with such companies.

Because some of our clients have developed electronic trading networks, we compete with them in aspects of our business.

Consortia owned by some of our clients have developed electronic trading networks. Such consortia compete with us and our electronic marketplaces in some areas of our business and may compete with us in other areas in the future.

If we experience low trading volume in products, our profitability could suffer.

We have experienced significant fluctuations in the aggregate trading volume of products being traded in our marketplaces. We expect that fluctuations in the trading volume of products traded in our marketplaces will occur in the future from time to time and have a direct impact on our future operating results. This may cause significant fluctuations in our profitability when the trading volumes are low.

If adverse economic and political conditions occur, substantial declines in the U.S. and global financial services markets may result and our profitability could suffer.

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume and turnover. These events could have a material adverse effect on our profitability. These factors include:

o   economic and political conditions in the U.S. and elsewhere in the world;

o concerns over inflation and wavering institutional/consumer confidence levels;

o the availability of cash for investment by mutual funds and other wholesale and retail investors;

o   fluctuating interest and exchange rates;

o   legislative and regulatory changes; and

o   currency values.

Because there is less U.S. Treasury debt outstanding, trading in our marketplaces may decline.

Our business is highly dependent upon the volume of bonds being traded through our eSpeed(sm) system. As the U.S. reduces its outstanding Treasury debt, there may be a decline in the volume of U.S. Treasury securities traded through our eSpeed(sm) system.

Because we expect to continue to expand our operations outside North America, we may face special economic and regulatory challenges that we may not be able to meet.

We operate electronic marketplaces throughout Europe and Asia and we plan to further expand our operations throughout these regions and other regions in the future. There are certain risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

o less developed automation in exchanges, depositories and national clearing systems;

o unexpected changes in regulatory requirements, tariffs and other trade barriers;

o   difficulties in staffing and managing foreign operations;

o   fluctuations in exchange rates;

o   reduced protection for intellectual property rights;

o   seasonal reductions in business activity during the summer months; and

o   potentially adverse tax consequences.

We are required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business. These may include laws, rules and regulations relating to any aspect of the securities business, including sales methods, capital structure, record-keeping, broker-dealer and employee registration requirements and the conduct of directors, officers and employees. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction.

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

As we enter new markets, we may not be able to successfully adapt our technology and marketing strategy for use in those markets.

We are leveraging our eSpeed(sm) system to enter new markets. We cannot assure you that we will be able to successfully adapt our proprietary software, electronic distribution networks and technology for use in other markets. Even if we do adapt our software, networks and technology, we cannot assure you that we will be able to attract clients and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities will be successful. If these efforts are not successful, we may realize less than expected earnings, which in turn could result in a decrease in the market value of our Class A common stock. Furthermore, these efforts may divert management attention or inefficiently utilize our resources. We intend to create electronic marketplaces for many vertical markets and extend into others, but there is no guarantee that we will be able to do so.

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

The Securities and Exchange Commission, NASD Regulation, Inc., Commodity Futures Trading Commission and other agencies extensively regulate the U.S. financial industry. Our international operations may become subject to similar regulations in specific jurisdictions. In addition, our activities in the Energy Vertical may be subject to regulation by the Federal Energy

Regulatory Commission under the Federal Power Act. Certain of our U.S. subsidiaries are required to comply strictly with the rules and regulations of these agencies. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. Most aspects of our U.S. broker-dealer subsidiaries are highly regulated, including:

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

The products and services we offer through our electronic marketplaces are likely to be regulated by federal, state and foreign governments. Our ability to provide such services will be affected by these regulations. In addition, as we expand our business to other vertical markets, it is likely that we will be subject to additional federal, state and foreign regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs or cause the development of affected markets to become impractical.

Because we are subject to risks associated with net capital requirements, we may not be able to engage in operations that require significant capital.

The Securities and Exchange Commission, Commodity Futures Trading Commission and various other regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated companies. Net capital, which is assets minus liabilities, is the net worth of a broker or dealer, less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the Securities and Exchange Commission or Commodity Futures Trading Commission, and suspension or expulsion by these regulators could ultimately lead to the firm's liquidation. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from broker- dealer subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in foreign jurisdictions.

Because we offer access to some of our marketplaces to online retail brokers and others, we are subject to risks relating to uncertainty in the regulation of the Internet.

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, taxation and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and other online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet could adversely affect our business.

Because brokerage services involve substantial risks of liability, we may become subject to risks of litigation.

Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We and our clients may become subject to these claims as the result of failures or malfunctions of systems and services provided by us and third parties may seek recourse against us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could result in our obligation to pay substantial damages.

In addition, we are subject to legal proceedings and claims against Cantor and its affiliates as a result of the transactions surrounding our formation. Although Cantor has agreed to indemnify us against claims or liabilities arising from our assets or operations prior to the formation transactions, we cannot assure you that such claims or litigation will not harm our business.

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

We anticipate, based on management's experience and current industry trends, that our existing cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, joint ventures, strategic alliances or other investments. As a result, we may need to raise additional funds to:

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

The market price of our Class A common stock may fluctuate and future sales of our shares could adversely affect the market price of our Class A common stock.

The market price of our Class A common stock may fluctuate widely, depending upon many factors, including our perceived prospects and the prospects of the financial and other business-to-business marketplaces in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts' recommendations or projections, seasonality, changes in general valuations for Internet and e-commerce-related companies, changes in general economic or market conditions and broad market fluctuations.

Future sales of our shares also could adversely affect the market price of our Class A common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances or otherwise, the market price of our Class A common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares of Class A common stock could depress the market price of our Class A common stock.

We have registered under the Securities Act 10,630,000 shares of our Class A common stock, which are reserved for issuance upon exercise of options granted under our stock option plan. Since our board of directors has determined, subject to stockholder approval, to increase the amount of shares available for issuance under our stock option plan, we will likely register additional shares. In addition, if we increase our total outstanding shares of common stock, we will register additional shares of Class A common stock so that the stock available for issuance under our stock option plan will be registered. Once registered, these shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. In addition, we have registered under the Securities Act 425,000 shares of our Class A common stock issuable under our stock purchase plan. We also will be issuing new shares of our Class A common stock in connection with our matching program for our 401(k) plan. The maximum number of new shares we will be issuing in connection with our 401(k) plan is $3,000 worth per employee per year.

On June 9, 2001, approximately 2.9 million shares of our Class A common stock that have been distributed to partners of Cantor as part of a deferred stock distribution by Cantor will become eligible for sale in the public market, subject to volume, manner of sale and other applicable restrictions, under Rule
144. Approximately 750,000 of these shares are subject to a 90 day lock-up agreement with the underwriters of a proposed public offering by us and certain selling stockholders of shares of our Class A common stock.

In addition, we have issued shares of our Class A common stock, warrants and convertible preferred stock and have granted registration rights in connection with certain of our strategic alliances. See "Item 13. Certain Relationships and Related Transactions."

RISKS RELATED TO OUR RELATIONSHIP WITH CANTOR

Because we currently depend on Cantor's business, events which adversely affect Cantor's business may have a material adverse effect on our revenues.

Since inception, we have recognized substantially all of our revenues in connection with our relationship with Cantor. Consequently, any events which adversely affect Cantor's business or operating results could have a material adverse effect on our most significant source of revenues.

We are a general creditor of Cantor to the extent that there are transaction revenues and system service fees owing to us from Cantor. Events that adversely affect Cantor's financial position and ability to remit our share of transaction revenues and system service fees could have a material adverse effect on our revenues.

Conflicts of interest and competition with Cantor may arise.

Various conflicts of interest between us and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including competitive business activities, potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. Our Joint Services Agreement with Cantor provides that, in some circumstances, Cantor can unilaterally determine the commissions that will be charged to clients for effecting trades in marketplaces in which we collaborate with Cantor. The determination of the nature of commissions charged to clients does not affect the allocation of revenues that Cantor and we share with respect to those transactions. However, in circumstances in which Cantor determines to charge clients lower commissions, the amount that we receive in respect of our share of the commissions will be correspondingly decreased. A majority of our directors and officers also serve as directors and/or officers of Cantor. Simultaneous service as an eSpeed director or officer and service as a director or officer, or status as a partner, of Cantor could create, or appear to create, potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor. Mr. Lutnick, our Chairman and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor. As a result, Mr. Lutnick controls Cantor. As of February 8, 2001, Mr. Lutnick controlled approximately 95.3% of the combined voting power of all classes of our voting stock. Mr. Lutnick's simultaneous service as our Chairman and Chief Executive Officer and his control of Cantor could create or appear to create potential conflicts of interest when Mr. Lutnick is faced with decisions that could have different implications for us and for Cantor.

Because our Joint Services Agreement with Cantor has a perpetual term and contains non-competition provisions and restrictions on our ability to pursue strategic transactions, this agreement may become burdensome to our business.

Although Cantor has agreed, subject to certain conditions, not to compete with us in providing electronic brokerage services, Cantor is currently engaged in securities transaction and other financial instruments execution and processing operations and other activities that are related to the electronic trading services we provide. Our Joint Services Agreement obligates us to perform technology support and other services for Cantor at cost, whether or not related to our electronic brokerage services, sets forth the ongoing revenue sharing arrangements between Cantor and us and subjects us and Cantor to non-competition obligations. The Joint Services Agreement precludes us from entering into lines of business in which Cantor now or in the future may engage, or providing, or assisting any third party in providing, voice-assisted brokerage services, clearance, settlement and fulfillment services and related services, except under limited circumstances. Although we believe Cantor has no plans to form, acquire or commence any other operations similar to ours, the Joint Services Agreement permits Cantor to perform, in limited circumstances, electronic brokerage operations. In addition, the Joint Services Agreement imposes limitations on our ability to pursue strategic alliances, joint ventures, partnerships, business combinations, acquisitions and similar transactions. Because the Joint Services Agreement has a perpetual term, even in the event of a breach by one of the parties, and does not provide for modification under its terms, this agreement may become burdensome for us, may distract us from focusing on our internal operations, may deter or discourage a takeover of our company and may limit our ability to expand our operations.

Because agreements between us and Cantor are not the result of arm's-length negotiations, we may receive lower commissions from, and pay higher service fees to, Cantor than we would with respect to third party service providers.

In connection with the formation transactions, we entered into Assignment and Assumption Agreements, an Administrative Services Agreement, a Joint Services Agreement and several other agreements with Cantor relating to the provision of services to each other and third parties. These agreements are not the result of arm's-length negotiations because Cantor owns and controls us. As a result, the prices charged to us or by us for services provided under the agreements may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be generally less favorable to us than those that we could have negotiated with third parties.

Because we depend on services and access to operating assets provided by third parties to Cantor, we may not have recourse against those third parties.

Many of the assets and services provided by Cantor under the terms of the Administrative Services Agreement are leased or provided to Cantor by third-party vendors. As a result, in the event of a dispute between Cantor and a third-party vendor, we could lose access to, or the right to use, as applicable, office space, personnel, corporate services and operating assets. In such a case, we would have no recourse with respect to the third-party vendor. Our inability to use these services and operating assets for any reason, including any termination of the Administrative Services Agreement between us and Cantor or the agreements between Cantor and third-party vendors, could result in serious interruptions of our operations.

Our reputation may be affected by actions taken by Cantor and entities that are related to Cantor.

Cantor currently is our most significant client. Cantor holds direct and indirect ownership and management interests in numerous other entities that engage in a broad range of financial services and securities-related activities. Actions taken by, and events involving, Cantor or these related companies which are perceived negatively by the securities markets, or the public generally, could have a material adverse effect on us and could affect the price of our Class A common stock. In addition, events which negatively affect the financial condition of Cantor may negatively affect us. These events could cause Cantor to lose clients that may trade in our marketplaces, could impair Cantor's ability to perform its obligations under the Joint Services Agreement, the Administrative Services Agreement and other agreements Cantor enters into with us and could cause Cantor to liquidate investments, including by selling or otherwise transferring shares of our common stock.

If we become subject to litigation and other legal proceedings, we may be harmed.

From time to time, we and Cantor may become involved in litigation and other legal proceedings relating to claims arising from our and their operations in the normal course of business. Cantor is currently subject to a number of legal proceedings that could affect us. We cannot assure you that these or other litigation or legal proceedings will not materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us. See note 4 of the notes to our consolidated financial statements.

RISKS RELATED TO E-COMMERCE AND THE INTERNET

If electronic marketplaces do not continue to grow, we will not be able to achieve our business objectives.

The success of our business plan depends on our ability to create interactive electronic marketplaces for a wide range of products. Historically, securities and commodities markets operated through open outcry formats which have recently begun to be supplanted by new systems that match buyers and sellers electronically. The energy markets in which we participate through TradeSpark operate through phone-based and bulletin-board formats and have recently begun to transact electronically. The utilization of our products and services depends on the continued acceptance, adoption and growth of electronic markets. We cannot assure you that the growth and acceptance of the use of electronic markets will continue.

If e-commerce and Internet usage does not continue to grow, we will not be able to achieve our business objectives.

Our strategic and financial objectives would be adversely impacted if e-commerce adoption and usage does not continue to grow. Business-to-business use of the Internet as a medium of commerce is a recent phenomenon and is subject to a high level of uncertainty. Internet usage may be inhibited for a number of reasons, including:

o   access costs;

o   inadequate network infrastructure;

o   security concerns;

o uncertainty of legal, regulatory and tax issues concerning the use of the Internet;

o   concerns regarding ease of use, accessibility and reliability;

o   inconsistent quality of service; and

o   lack of availability of cost-effective, high-speed service.

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it, or the Internet's performance and reliability may decline. Similarly, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, use of the Internet as a commercial or business medium could grow more slowly or decline. Even if Internet usage continues to grow, online trading in the wholesale securities markets, and in particular the fixed income securities and futures markets, may not be accepted by our clients. This could negatively affect the growth of our business.

Our networks and those of our third-party service providers may be vulnerable to security risks, which could make our clients hesitant to use our electronic marketplaces.

We expect the secure transmission of confidential information over public networks to be a critical element of our operations. Our networks and those of our third-party service providers, including Cantor and associated clearing corporations, and our clients may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations, which could make our clients hesitant to use our electronic marketplaces. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Because the voting control of our common stock is concentrated among the holders of our Class B common stock, the market price of our Class A common stock may be adversely affected by disparate voting rights.

As of February 8, 2001, Cantor beneficially owned approximately 95.2% of the combined voting power of all classes of our voting stock. As long as Cantor beneficially owns a majority of the combined voting power of our common stock, it will have the ability, without the consent of the public stockholders, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change in control of our company. In certain circumstances, the shares of our Class B common stock issued to Cantor upon consummation of the formation transactions may be transferred without conversion to our Class A common stock.

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

Delaware law and our charter may make a takeover of our company more difficult and dilute your percentage of ownership of our common stock.

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. In addition, our Amended and Restated Certificate of Incorporation authorizes the issuance of preferred stock, which our board of directors can create and issue without prior stockholder approval and with rights senior to those of our common stock, as well as additional shares of our Class B common stock and warrants to purchase our common stock. Any such issuances would make a takeover of our company more difficult and may dilute your percentage ownership of our common stock. Our Amended and Restated Certificate of Incorporation and our Second Amended and Restated By-Laws include provisions which restrict the ability of our stockholders to take action by written consent and provide for advance notice for stockholder proposals and director nominations. These provisions may have the effect of delaying or preventing changes of control or management of our company, even if such transactions would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our Class A common stock.

Delaware law may protect decisions of our board of directors that have a different effect on holders of our Class A and Class B common stock.

Stockholders may not be able to challenge decisions that have an adverse effect upon holders of our Class A common stock if our board of directors acts in a disinterested, informed manner with respect to these decisions, in good faith and in the belief that it is acting in the best interests of our stockholders. Delaware law generally provides that a board of directors owes an equal duty to all stockholders, regardless of class or series, and does not have separate or additional duties to either group of stockholders, subject to applicable provisions set forth in a company's charter.

Item 2.   Properties

We have offices in the U.S., Europe, Asia and Canada. Our principal executive offices are located at One World Trade Center, New York, New York. Our principal executive offices occupy approximately 60,000 square feet of leased space, which we occupy pursuant to the Administrative Services Agreement with Cantor. Our right to use this space expires at the time that Cantor's lease expires in 2012. We will pay Cantor approximately $2.0 million annually for use of this space. Our largest presence outside of New York is in London, where we have the right to use approximately 15,000 square feet of Cantor's existing office space. Our right to use this space expires at the earlier of (1) the time that Cantor's lease expires in 2016 or (2) when Cantor ceases to be an affiliate of ours and Cantor asks us to vacate. We will pay Cantor approximately $1.9 million annually for use of this space. We believe our facilities are adequate for our reasonably foreseeable future needs. Additionally, we occupy approximately 18,750 square feet of space in our Concurrent Computing Center in Rochelle Park, New Jersey. We will pay Cantor approximately $900,000 annually for the use of this space. We believe our facilities are adequate for the forseeable future.

ITEM 3.   LEGAL PROCEEDINGS

         The information required by this Item is incorporated by reference to note 4 of the notes to our consolidated financial statements beginning on page 61 of this report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 2000 Annual Meeting of Stockholders (the Annual Meeting) on October 26, 2000.

    (b) The following directors were elected at the Annual Meeting and they are our only directors: Howard W. Lutnick, Frederick T. Varacchi, Douglas B. Gardner, Richard C. Breeden, Larry R. Carter, William J. Moran and Joseph P. Shea.

    (c) Set forth below is a description of the matters voted upon at the Annual Meeting, including the number of votes cast for, as well as the number of votes withheld and broker non-votes, as to each nominee for election as a director and as to the approval of the Additional Investment Right described in 2. below.

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

FOR                AGAINST           ABSTENTIONS              BROKER NON-VOTES
---------          -------           -----------              ----------------
366,627,165        10,428               5,918                     2,769,413

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Price Range of Class A Common Stock

Our Class A common stock was initially offered to the public on December 10, 1999 at $22.00 per share. It has traded since that date on the Nasdaq National Market under the symbol "ESPD." Through February 28, 2001, the high and low sales prices for our Class A common stock, as reported by Nasdaq, were as follows:

                                                                                 High        Low

1999
Fourth Quarter (beginning December 10).....................................     $63.75     $30.00

2000
First Quarter..............................................................      89.88      36.50
Second Quarter.............................................................      61.48      22.00
Third Quarter..............................................................      49.25      20.00
Fourth Quarter.............................................................      30.00      13.25

2001
First Quarter (through February 28, 2001)..................................      34.75      13.63

On February 28, 2001, the last reported closing price of our Class A common stock on the Nasdaq National Market was $25.1875 and there were approximately 482 holders of record of our Class A common stock and two holders of record of our Class B common stock.

Dividend Policy

         We intend to retain our future earnings, if any, to help finance the growth and development of our business. We have never paid a cash dividend on our common stock and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

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

Use of Proceeds of Initial Public Offering

         The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and Cantor Fitzgerald Securities, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. Of the $139.6 million raised, approximately $5.8 million has been used to fund investments in various entities, approximately $25.3 million has been used to acquire fixed assets and to pay for the development of capitalized software and approximately $10.3 million has been used for other working capital purposes. The remaining $98.2 million has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank.

         Of the amount of proceeds spent through December 31, 2000, approximately $8.2 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

         The occurrence of unforeseen events, opportunities or changed business conditions, however, could cause us to use the net proceeds of our initial public offering in a manner other than as described above.

ITEM 6.           SELECTED FINANCIAL DATA

In the table below, we provide you with our selected historical financial data. We have prepared this statement of operations and statement of financial condition data using our consolidated financial statements for the period from March 10, 1999 to December 31, 1999 and the year ended December 31, 2000. The consolidated financial statements for these periods were audited by Deloitte & Touche LLP, independent auditors. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 41 of this Report and with our consolidated financial statements and the notes thereto beginning on page 51 of this Report.

                                                 For the period from
                                                  March 10, 1999 to         For the year ended
Statement of operations data:                     December 31, 1999          December 31, 2000
                                                  -----------------          -----------------
                                                     (in thousands, except per share data)

Total revenues..............................             $38,189                   $118,931
                                                         -------                   --------

Expenses:
Compensation and employee benefits                        21,502                     53,963
Occupancy and equipment.....................              10,293                     21,561
Professional and consulting fees............               5,149                     13,036
Communications and client networks                         3,355                      4,589
Marketing...................................                 --                       8,285
Fulfillment services fees...................               3,528                     27,904
Administrative fees paid to
affiliates..................................               1,662                      6,524
Non-cash business partner
securities(1)...............................                 --                      33,391
Options granted to Cantor
employees(2)................................               2,850                        --
Other.......................................               2,649                      9,684
                                                           -----                      -----

Total operating expenses....................              50,988                    178,937
                                                          ------                    -------

Loss before (benefit) provision for
income taxes................................             (12,799)                   (60,006)
Income tax (benefit) provision..............                (212)                       406
                                                            -----                       ---

Net loss....................................             (12,587)                   (60,412)
                                                         ========                   ========

Basic and diluted net loss per
share.......................................              $(0.28)                    $(1.17)
                                                          =======                    =======

Weighted average shares of common
stock outstanding...........................              44,495                     51,483

                                                            December 31, 2000
                                                            -----------------

Statement of financial condition:
                                                              (in thousands)
Cash and cash equivalents......................................     $122,164
Total assets...................................................      155,122
Total liabilities..............................................       22,864
Total stockholders' equity.....................................      132,258

(1) Includes (i) warrants to purchase 666,666 shares of our Class A common stock at an exercise price of $35.20 per share issued by us to each of Dynegy and Williams, as a result of which we recorded a non-cash charge against earnings of $29,805,305 to reflect the value of the warrants; (ii) 28,374 shares of Class A common stock issued by us to the shareholders of MPI in connection with Cantor's acquisition of MPI's brokerage business, as a result of which we recorded a non-cash charge against earnings of $1,350,000 to reflect the value of the stock; and (iii) 8,000,000 shares of convertible preferred stock issued by us in connection with our investment in TradeSpark, as a result of which we recorded a non-cash charge against earnings of $2,235,200 to reflect the value of 80,000 shares of our Class A common stock issuable upon conversion of the preferred stock if none of certain revenue targets are met. See "Item 13. Certain Relationships and Related Transactions - Williams and Dynegy", "- Municipal Partners" and "- TradeSpark."

(2) Represents a one-time, non-cash charge due to option grants we made to Cantor employees and a consultant exercisable at our initial public offering price of $22.00 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information and our financial statements and the notes thereto appearing elsewhere in this Report.

OVERVIEW

We were incorporated on June 3, 1999 as a Delaware corporation. Prior to our initial public offering, we were a wholly-owned subsidiary of, and we conducted our operations as a division of, Cantor Fitzgerald Securities, which in turn is a 99.5%-owned subsidiary of Cantor Fitzgerald, L.P. We commenced operations as a division of Cantor on March 10, 1999, the date the first fully electronic transaction using our eSpeedsm system was executed. Cantor has been developing systems to promote fully electronic marketplaces since the early 1990s. Since January 1996, Cantor has used our eSpeedsm system internally to conduct electronic trading. In September 1999, our board of directors changed our fiscal year end from the last Friday of March to December 31.

Concurrent with our initial public offering in December 1999, Cantor contributed to us, and we acquired from Cantor, certain of our assets. These assets primarily consist of proprietary software, network distribution systems, technologies and other related contractual rights that comprise our eSpeedsm system.

As of December 31, 2000, we had a cumulative net loss of $73.0 million. This loss primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base and from non-cash charges incurred in connection with the issuance of business partner securities. We expect that we will continue to incur losses and generate negative cash flow from operations for at least the first half of 2001 as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts. In light of the rapidly changing nature of our business and the fact that our 1999 operations began on March 10, 1999, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

We operate interactive electronic marketplaces and license customized real-time software solutions to our clients. In general, we receive transaction fees based on a percentage of the face value of products traded through our system. Products may be traded on a fully electronic basis, electronically through a voice broker, or via open outcry with prices displayed on data screens. We receive different fees for these different system utilizations. Additionally, we receive revenues from licensing software and providing technology support.

We have entered into a Joint Services Agreement with Cantor under which we and Cantor agreed to collaborate to provide brokerage and related services to clients in multiple electronic markets for transactions in securities and other products. Under the Joint Services Agreement, we are responsible for providing electronic brokerage services, and Cantor provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. Under this agreement, we and Cantor share revenues derived from transactions effected in the marketplaces in which we collaborate and other specified markets. The amount of the service fee and the portion of the transaction revenues that we and Cantor receive are based on several factors, including whether: (1) the marketplace is one in which we collaborate with Cantor; (2) the transaction is fully electronic or Cantor provides voice-assisted brokerage services; (3) the product traded is a financial product; and (4) the product is traded on the Cantor Exchangesm. The percentage of the transaction revenues we receive ranges from 2.5% to 100%. However, in general, we receive 100% of the transaction revenues for fully electronic transactions, paying to Cantor fulfillment services fees equal to 35% (20% if the product is traded on the Cantor Exchangesm) of the transaction revenues and Cantor receives 100% of the transaction revenues for voice-assisted brokerage transactions, paying to us 7% of the transaction revenues. In addition, if the transactions relate to a gaming business, we receive a service fee equal to 25% of the net trading revenues. We have agreed to provide to Cantor technology support services at cost.

We have also entered into a services agreement with TradeSpark pursuant to which we provide the technology infrastructure for the transactional and technology related elements of the TradeSpark energy marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace. If a transaction is fully electronic, we receive 100% of the aggregate transaction revenues and pay to TradeSpark a fulfillment services fee equal to 35% of the transaction revenues. In general, if TradeSpark provides voice-assisted brokerage services with respect to a transaction, then we receive 35% of the revenues and TradeSpark receives 65% of the revenues.

We are pursuing an aggressive strategy to convert most of Cantor's financial marketplace products to our eSpeedsm system and, with the assistance of Cantor, to continue to create new markets and convert new clients to our eSpeedsm system. The process of converting these marketplaces includes modifying existing trading systems to allow for transactions to be entered directly from a client location, signing an agreement with the client, installing the hardware and software at the client location and establishing communication lines between us and the client. Other than Cantor, no client of ours accounted for more than 10% of our transaction revenues from our date of inception through December 31, 2000.

RESULTS OF OPERATIONS

For the period from March 10, 1999 through December 31, 1999 and the year ended December 31, 2000

Revenues

                                                     Period from March 10,
                                                         1999 (date of
                                                       commencement of
                                                         operations) to        Percentage of      Year ended       Percentage of
                                                       December 31, 1999      total revenues   December 31, 2000   total revenues
                                                       -----------------      --------------   -----------------   --------------

                                                         (in thousands)                         (in thousands)
Transaction Revenues:
Fully electronic transactions.....................         $10,080               26.4%             $80,597             67.8%
Voice-assisted brokerage transactions.............          11,777               30.8               15,144             12.7
Screen assisted open outcry transactions..........           3,525                9.2                2,450              2.1
                                                             -----                ---                -----              ---

Total transaction revenues........................          25,382               66.4               98,191             82.6
System services and licensing fees................          12,459               32.7               12,399             10.4
Interest income...................................             348                0.9                8,341              7.0
                                                               ---                ---                -----              ---

Total revenues....................................         $38,189              100.0%            $118,931            100.0%
                                                           =======              ======            ========            ======


Transaction revenues

For the year ended December 31, 2000, we earned $98.2 million in transaction revenues, a 287% increase over transaction revenues of $25.4 million for the period from March 10, 1999 to December 31, 1999. The growth in these revenues was attributable to the continued roll out of electronic marketplaces and an increase in the number of clients electronically trading through our eSpeedsm system, as well as the fact that we operated for a full 12-month period in 2000. As of December 31, 2000, we had converted 43 product marketplaces to our eSpeedsm system.

Our revenues are currently highly dependent on transaction volume in the fixed income markets globally. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes may have an impact on our volume of transactions. It is anticipated that as new marketplaces are converted to our eSpeedsm system, more of our income will be generated from marketplaces around the world.

System services and licensing fees

System services fees and licensing fees for the year ended December 31, 2000 were $12.4 million. This compares with system services fees for the period from March 10, 1999 to December 31, 1999 of $12.5 million. We had no licensing fees in 1999. For the year ended December 31, 2000, system services fees decreased as a result of a decrease in traditional brokerage support and the migration to fully electronic transactions. As a percentage of revenues, system services and licensing fees decreased from 32.6% for the period from March 10, 1999 to December 31, 1999 to 10.4% for the year ended December 31, 2000 as a result of our increased transaction revenues. We anticipate that as we license our software to additional market participants, our revenues from system services and licensing fees will grow.

Interest income

For the year ended December 31, 2000, we generated interest income from overnight reverse repurchase agreements of $8.3 million, at a weighted average interest rate of 6.3%, as compared to interest income of $0.3 million for the period from March 10, 1999 to December 31, 1999. This increase primarily reflects the fact that we received the net proceeds from our initial public offering on December 15, 1999.

Expenses

                                                Period from March 10,
                                                   1999 (date of
                                                   commencement of
                                                   operations) to               Year ended
                                                  December 31, 1999          December 31, 2000
                                                  -----------------          -----------------

                                                    (in thousands)              (in thousands)
Compensation and employee benefits                       $21,502                     $53,963
Occupancy and equipment....................               10,293                      21,561
Professional and consulting fees...........                5,149                      13,036
Communications and client networks                         3,355                       4,589
Marketing..................................                   --                       8,285
Fulfillment services fee...................                3,528                      27,904
Administrative fees paid to
affiliates.................................                1,662                       6,524
Options granted to Cantor
employees..................................                2,850                          --
Non-cash business partner
securities.................................                   --                      33,391
Other......................................                2,649                       9,684
                                                           -----                       -----

Total operating expenses...................              $50,988                    $178,937
                                                         =======                    ========


Compensation and employee benefits

At December 31, 2000, we had 493 professionals as compared to 331 professionals at December 31, 1999. For the year ended December 31, 2000, our compensation costs were $54.0 million as compared to compensation costs of $21.5 million for the period from March 10, 1999 to December 31, 1999, a 151.0% increase, principally due to our increased number of employees. We continue to believe that we have established a core level of personnel to develop new electronic marketplaces and maintain the existing infrastructure we have established. Accordingly, while we will continue to add personnel, we estimate our compensation costs will increase at more modest rates.

Occupancy and equipment

Occupancy and equipment costs were $21.6 million for the year ended December 31, 2000 as compared to occupancy and equipment costs of $10.3 million for the period from March 10, 1999 to December 31, 1999, an increase of 109.5%. The increase in occupancy and equipment costs was due to the expansion of space needed to accommodate our additional personnel and an increase in the number of our international locations. Our equipment expenses should increase as we continue to invest in technology and related equipment. Occupancy expenditures are comprised principally of the rent and facilities costs of our New York and London offices.

Professional and consulting fees

Professional and consulting fees were $13.0 million for the year ended December 31, 2000 as compared to professional and consulting fees of $5.1 million for the period from March 10, 1999 to December 31, 1999, an increase of 153.2%, due to an increase in our strategic investment activities and expenses incurred in connection with technology development. Our professional and consulting fees will likely increase in the foreseeable future.

Communications and client networks

Communications costs were $4.6 million for the year ended December 31, 2000 as compared to $3.4 million for the period from March 10, 1999 to December 31, 1999, an increase of 36.8%. Communications costs increased in 2000, primarily due to the longer period of operations of our business in 2000. We expect such costs to increase as we continue to expand into new marketplaces and geographic locations and establish additional communication links with clients.

Marketing expenses

We incurred marketing expenses of $8.3 million for the year ended December 31, 2000 as compared to nominal marketing expenses during the period from March 10, 1999 to December 31, 1999. The increase in marketing expenses was due to the implementation of our marketing program in 2000. Although we do not anticipate that our marketing expenses will significantly change over the foreseeable future with respect to our current operations, they may increase as we expand the scope of our business.

Fulfillment services fees

Under various services agreements that we have entered, we are required to pay fulfillment services fees of 20% or 35%, depending on the type of transaction, of commissions paid by clients related to fully electronic transactions. For the year ended December 31, 2000, these costs were $27.9 million as compared to fulfillment services fees of $3.5 million for the period from March 10, 1999 to December 31, 1999, an increase of 690.9%. This increase was due to the increased number of fully electronic transactions processed through our eSpeedsm system. As we continue to sign up new clients and the volume of business processed in the fully electronic brokerage channel increases, this expense will increase commensurately with our transaction revenues but will not increase with respect to our software licensing revenues.

Administrative fees paid to affiliates

Administrative fees paid to affiliates amounted to $6.5 million for the year ended December 31, 2000 as compared to administrative fees of $1.7 million for the period from March 10, 1999 to December 31, 1999, an increase of 292.5%. Administrative fees increased as we expanded our business. As we continue to expand our business, administrative fees will likely also increase.

Non-cash business partner securities

As a result of the issuance by us of warrants to purchase 666,666 shares of our Class A common stock to each of Dynegy and Williams, we recorded a non-cash charge against earnings of $29.8 million to reflect the value of the warrants.

As a result of the issuance by us of 28,374 shares of our Class A common stock to the shareholders of MPI, we recorded a non-cash charge against earnings of $1.4 million to reflect the value of the stock.

In conjunction with our investment in TradeSpark, we issued 5.5 million shares of our Series A Redeemable Convertible Preferred Stock and 2.5 million shares of our Series B Redeemable Convertible Preferred Stock. If certain revenue targets are met, the preferred stock is convertible at the holders' option into warrants to purchase up to 8 million shares of our Class A common stock. To the extent that the revenue targets are not met, each share of preferred stock is convertible into 1/100th of a share of our Class A common stock. As a result of our issuance of the preferred stock, we recorded a non-cash charge against earnings of $2.2 million to reflect the value of 80,000 shares of our Class A common stock issuable upon conversion of the preferred stock if none of the targets are met. We will recognize additional non-cash charges related to the issuance of these business partner warrants and will take such charges if and when they are converted over the next six years.

We have agreed to issue warrants to purchase 400,000 shares of our Class A common stock in connection with the Freedom transaction. We currently expect to record a one-time non-cash charge of approximately $3.6 million , representing the value of the warrants, upon the closing of the transaction, which we anticipate will occur in the first quarter of 2001.

Other expenses

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the year ended December 31, 2000, other expenses were $9.7 million as compared to other expenses of $2.6 million for the period from March 10, 1999 to December 31, 1999, an increase of 266.0%, primarily due to an increase in recruitment fees.

Net Loss

Excluding non-cash charges for business partner securities, our net loss was $27.0 million for the year ended December 31, 2000 as compared to a net loss of $12.6 million for the period from March 10, 1999 to December 31, 1999. Including the non-cash charges, we incurred a net loss of $60.4 million for the year ended December 31, 2000 as compared to a net loss of $12.6 million for the period from March 10, 1999 to December 31, 1999. Other than the non-cash charges, the losses primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base. We expect that we will continue to incur losses and generate negative cash flow from operations for at least the first half of 2001 as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts. In light of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth, by quarter, statement of operations data for the period from March 10, 1999 (date of commencement of operations) to December 31, 2000. Results of any period are not necessarily indicative of results for a full year.

                                                1999                                                 2000
                                                ----                                                 ----

                                                    Quarter ended                                 Quarter ended
                            March 10 to -------------------------------------  ------------------------------------------------
                            March 26    June 25   September 24    December 31  March 31   June 30    September 30   December 31
                            --------    -------   ------------    -----------  --------   -------    ------------   -----------
                                                                       (in thousands)
Revenues:
Transaction Revenues:
Fully electronic
transactions...........        $77      $1,153       $2,591         $6,259     $14,502     $20,413       $19,989      $25,692
Voice-assisted
brokerage
transactions...........        665       3,900        3,817          3,395       3,861       3,370         3,481        4,432
Screen assisted open
outcry transactions ...        380       1,377        1,075            693         883         689           487          392
                               ---       -----        -----            ---         ---         ---           ---          ---

Total transaction
revenues ..............      1,122       6,430        7,483         10,347      19,246      24,472        23,957       30,516
System services and
licensing fees.........        826       4,139        4,139          3,355       3,161       3,101         3,101        3,036
Interest income........         --          --           --            348       1,843       2,086         2,316        2,096
                                --          --           --            ---       -----       -----         -----        -----

Total revenues.........      1,948      10,569       11,622         14,050      24,250      29,659        29,374       35,648
                             -----      ------       ------         ------      ------      ------        ------       ------

Expenses:
Compensation and
employee benefits......      1,268       6,403        7,034          6,797      11,338      14,440        14,004       14,181
Occupancy and
equipment..............        676       2,855        3,102          3,660       4,700       4,956         5,790        6,115
Professional and
consulting fees........        186       1,596        1,833          1,534       2,458       3,300         2,815        4,463
Communications and
client networks........        221       1,103        1,122            909         840       1,010         1,209        1,530
Marketing..............        --           --           --            --        1,129       3,670         2,106        1,380
Fulfillment services
fees...................         27         404          907          2,190       5,076       7,157         6,882        8,789
Administrative fees
paid to affiliates.....         94         461          511            596       1,604       1,708         1,527        1,685
Non-cash business
partner securities.....        --           --           --            --                   29,805         3,586           --
Options granted to
Cantor employees.......        --           --           --          2,850          --          --           --            --
Other..................         15         500          607          1,527       1,938       2,533         2,654        2,559
                                --         ---          ---          -----       -----       -----         -----        -----

Total expenses.........      2,487      13,322       15,116         20,063      29,083      68,579        40,573       40,702
                             -----      ------       ------         ------      ------      ------        ------       ------

Loss before benefit
for income taxes.......     $(539)     $(2,753)     $(3,494)      $(6,013)     $(4,833)   $(38,920)    $(11,199)      $(5,054)
                            ======     ========     ========      ========     ========   =========    =========      ========

The financial markets in which we operate are generally affected by seasonality. Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slowdown in the business environment and, therefore, transaction volume levels may decrease during those periods. However, because of volatility in global markets caused by the uncertainty of the outcome of the U.S. presidential election, as well as policy changes from the Federal Reserve Bank of the United States, the anticipated year-end slowdown did not occur as dramatically in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, we had cash and cash equivalents of $122.2 million. We used cash of $10.6 million in our operating activities, consisting of net loss after non-cash items of $21.0 million offset in part by a $10.4 million increase in net operating liabilities. We also used net cash of $2.1 million resulting from $25.9 million of purchases of fixed assets and investments, reduced by net proceeds from issuances of our Class A common stock.

Our operating cash flows consist of transaction revenues and system services fees, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and investment income. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Joint Services Agreement, remits the gross amount owed to us. In addition, we have entered into a similar services agreement with TradeSpark and expect to enter into a services agreement with Freedom upon the closing of that transaction. Under the Administrative Services Agreement and the Joint Services Agreement, any net receivable or payable is settled monthly, at the discretion of the parties.

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

Under the current operating structure, our cash flows from operations and our other cash resources should be sufficient to fund our current working capital and current capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt, acquisition, recapitalization and reorganization alternatives. We are continually considering such options and their effect on our liquidity and capital resources.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2000, we had invested $122.0 million of our cash in securities purchased under reverse repurchase agreements which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We generally do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our cash in a manner that provides us with the appropriate level of liquidity to enable us to meet our current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that we do not currently have outside bank funding.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eSPEED, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report.............................................    52

Consolidated Statements of Financial Condition...........................    53

Consolidated Statements of Operations....................................    54

Consolidated Statements of Cash Flows....................................    56

Consolidated Statements of Changes in Stockholders' Equity...............    58

Notes to Consolidated Financial Statements...............................    59

Independent Auditors' Report

To the Board of Directors
and Stockholders of eSpeed, Inc.:

We have audited the accompanying consolidated statements of financial condition of eSpeed, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, cash flows and changes in stockholders' equity for the year ended December 31, 2000 and for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

February 14, 2001

New York, New York
                          eSPEED, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  As of December 31, 2000 and December 31, 1999

                                                                 December 31,        December 31,
                                                                         2000                1999
-------------------------------------------------------------------------------------------------

Assets
Cash and cash equivalents.................................       $122,163,712        $134,845,522
Fixed assets, net.........................................         23,441,365           9,470,072
Investments...............................................          5,833,679                  --
Other assets..............................................          3,683,507              11,495
                                                                    ---------              ------

Total assets..............................................       $155,122,263        $144,327,089
                                                                 ============        ============

Liabilities and Stockholders' Equity
Liabilities:
Payable to affiliates, net................................        $11,370,248          $6,743,929
Accounts payable and accrued liabilities..................         11,494,262           2,071,347
                                                                   ----------           ---------

Total liabilities.........................................         22,864,510           8,815,276
                                                                   ----------           ---------

Stockholders' Equity:
Preferred stock, par value $.01 per share;
50,000,000 shares authorized, 8,000,000 and
no shares issued and outstanding..........................             80,000                 --
Class A common stock, par value $.01 per
share; 200,000,000 shares authorized;
16,342,202 and 10,350,000 shares issued and
outstanding...............................................            163,422             103,500
Class B common stock, par value $.01 per
share; 100,000,000 shares authorized;
35,520,480 and 40,650,000 shares issued and
outstanding...............................................            355,205             406,500
Additional paid-in capital................................        205,908,024         147,588,726
Subscription receivable...................................         (1,250,000)                --
Accumulated deficit.......................................        (72,998,898)        (12,586,913)
                                                                  ------------        ------------

Total stockholders' equity................................        132,257,753         135,511,813
                                                                  -----------         -----------

Total liabilities and stockholders' equity................       $155,122,263        $144,327,089
                                                                 ============        ============

See notes to consolidated financial statements
                          eSPEED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

 for the year ended December 31, 2000 and the period from March 10, 1999 (date of commencement of operations) to December 31, 1999

                                                                                   For the period
                                                               For the year        from March 10,
                                                                      ended               1999 to
                                                               December 31,          December 31,
                                                                       2000                  1999
-------------------------------------------------------------------------------------------------

Revenues:
Transaction revenues:
Fully electronic transactions..........................         $80,596,552           $10,079,842
Voice-assisted brokerage transactions..................          15,144,343            11,777,306
Screen assisted open outcry transactions...............           2,450,333             3,524,399
                                                                  ---------             ---------

Total transaction revenues.............................          98,191,228            25,381,547
System services and licensing fees.....................          12,398,847            12,459,574
Interest income........................................           8,340,815               347,804
                                                                  ---------               -------

Total revenues.........................................         118,930,890            38,188,925
                                                                -----------            ----------

Expenses:
Compensation and employee benefits.....................          53,963,239            21,502,326
Occupancy and equipment................................          21,560,535            10,292,349
Professional and consulting fees.......................          13,036,494             5,148,796
Communications and client networks.....................           4,588,626             3,355,070
Marketing..............................................           8,285,385                   --
Fulfillment services fees..............................          27,903,849             3,527,945
Administrative fees paid to affiliates.................           6,524,341             1,662,058
Non-cash business partner securities...................          33,390,505                   --
Options granted to Cantor employees....................                 --              2,850,073
Other..................................................           9,683,776             2,649,110
                                                                  ---------             ---------

Total expenses.........................................         178,936,750            50,987,727
                                                                -----------            ----------

Loss before provision (benefit) for income
taxes..................................................         (60,005,860)          (12,798,802)
                                                                ------------          ------------

Provision (benefit) for income taxes:
Federal................................................                 --                    --
State and local........................................             406,125              (211,889)
                                                                    -------              ---------

                                                                                   For the period
                                                               For the year        from March 10,
                                                                      ended               1999 to
                                                               December 31,          December 31,
                                                                       2000                  1999
-------------------------------------------------------------------------------------------------

Total tax provision (benefit)..........................             406,125              (211,889)
                                                                    -------              ---------

Net loss...............................................        $(60,411,985)         $(12,586,913)
                                                               =============         =============

Share and per share data:
Basic and diluted net loss per share...................              $(1.17)                $(.28)
Weighted average shares of common stock
outstanding............................................          51,482,505            44,495,000


See notes to consolidated financial statements
                          eSPEED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  For the year ended December 31, 2000 and for the period from March 10, 1999
           (date of commencement of operations) to December 31, 1999

                                                                                   For the period
                                                               For the year        from March 10,
                                                                      ended               1999 to
                                                               December 31,          December 31,
                                                                       2000                  1999
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net loss...............................................        $(60,411,985)         $(12,586,913)
Non-cash items included in net loss:
Depreciation and amortization..........................           6,098,754             3,086,555
Issuances of non-cash business partner
securities.............................................          33,390,505                    --
Issuances of stock options.............................                  --             2,850,073
(Increase) decrease in operating assets:
Other assets...........................................          (3,672,012)            1,190,728
Increase (decrease) in operating
liabilities:
Payable to affiliates, net.............................           4,626,319             6,743,929
Accounts payable and accrued liabilities...............           9,422,915            (1,046,137)
                                                                  ---------            -----------

Net cash (used in) provided by operating
activities.............................................         (10,545,504)              238,235
                                                                ------------              -------

Cash flows from investing activities:
Purchases of fixed assets..............................         (11,043,479)           (2,717,462)
Capitalization of software development costs                     (9,026,568)           (2,468,605)
Purchases of investments...............................          (5,833,679)                   --
                                                                 -----------                   --

Net cash used in investing activities..................         (25,903,726)           (5,186,067)
                                                                ------------           -----------

Cash flows from financing activities:
Proceeds from issuances of securities..................          25,000,000           143,990,000
Proceeds from issuance of securities under
the ESPP...............................................             371,448                    --
Payments for issuance related expenses.................          (1,604,028)           (4,396,646)
Proceeds from capital contributions....................                  --               200,000
                                                                         --               -------

Net cash provided by financing activities                        23,767,420           139,793,354
                                                                 ----------           -----------


                                                                                   For the period
                                                               For the year        from March 10,
                                                                      ended               1999 to
                                                               December 31,          December 31,
                                                                       2000                  1999
-------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash
equivalents............................................         (12,681,810)          134,845,522
                                                                ------------          -----------

Cash and cash equivalents, beginning of
period.................................................         134,845,522                   --
                                                                -----------                   --

Cash and cash equivalents, end of period...............        $122,163,712          $134,845,522
                                                               ============          ============

Supplemental disclosure of non-cash financing activities:
Effective March 10, 1999, the Company received an initial
capital contribution as follows:
Fixed assets.....................................................................      $7,370,560
Prepaid expenses.................................................................       1,202,223
Accrued compensation and benefits................................................      (1,490,836)
Accounts payable and accrued expenses............................................      (1,626,648)
                                                                                       -----------

Total non-cash capital contributed...............................................      $5,455,299
                                                                                       ==========


See notes to consolidated financial statements
                          eSPEED, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

  For the year ended December 31, 2000 and for the period from March 10, 1999
           (date of commencement of operations) to December 31, 1999

                                             Common       Common    Additional                                       Total
                                 Preferred   Stock       Stock       Paid-In        Subscription   Accumulated    Stockholders'
                                   Stock    Class A     Class B      Capital         receivable      Deficit         Equity
-------------------------------------------------------------------------------------------------------------------------------

Balance, March 10, 1999......         $--          $--      $--            $--             $--               $--            $--
Capital contribution (100
shares)......................                                  1        199,999                                         200,000
Non-cash capital contribution
(43,990,900 shares)..........                            439,999      5,015,300                                       5,455,299
Conversion of Class B common
stock to Class A common
stock (3,350,000 shares).....                 33,500     (33,500)
Initial public offering of
Class A common stock
(7,000,000 shares)...........                 70,000                143,920,000                                     143,990,000
Costs of initial public
offering.....................                                        (5,749,481)                                     (5,749,481)
Issuances of options.........                                         2,850,073                                       2,850,073
Issuances of warrants........                                         1,352,835                                       1,352,835
Net loss.....................                                                                        (12,586,913)   (12,586,913)
                                  -------   --------    --------   ------------     ------------    -------------  -------------

Balance, December 31, 1999...          --    103,500     406,500    147,588,726              --      (12,586,913)   135,511,813
Conversions of Class B common
stock to Class A common
stock (5,129,520 shares).....                 51,295     (51,295)                                                            --
Issuance of Preferred Stock
(8,000,000 shares)...........      80,000                             2,155,200                                       2,235,200
Issuance of Class A common
stock (845,819 shares).......                  8,458                 27,591,542      (1,250,000)                     26,350,000
Issuances of warrants........                                        29,805,305                                      29,805,305
Costs of issuance of
securities...................                                        (1,604,028)                                      (1,604,028)
Issuances of Class A common
stock under the ESPP (16,863
shares)......................                    169                    371,279                                         371,448
Net loss.....................                                                                        (60,411,985)   (60,411,985)
                                  -------   --------    --------   ------------     ------------   -------------   -------------

Balance, December 31, 2000...     $80,000   $163,422    $355,205   $205,908,024     $(1,250,000)    $(72,998,898)  $132,257,753
                                  =======   ========    ========   ============     ============  =============    ============

See notes to consolidated financial statements
                          eSPEED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation: eSpeed, Inc. (eSpeed or, together with its wholly owned subsidiaries, the Company) primarily engages in the business of operating interactive business-to-business vertical electronic marketplaces designed to enable market participants to trade financial and non-financial products more efficiently and at a lower cost than traditional trading environments permit. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a majority owned subsidiary of Cantor Fitzgerald Securities
(CFS), which in turn is a 99.5% owned subsidiary of Cantor Fitzgerald, L.P. (CFLP or, together with its subsidiaries, Cantor). eSpeed commenced operations on March 10, 1999 as a division of CFS. eSpeed is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering (the Offering) (see Note 6).

The accompanying financial statements include activities of the Company while operating as a division of CFS from March 10, 1999 to the Offering.

Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements. Management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent. Estimates, by their nature, are based on judgment and available information. As such, actual results could differ from the estimates included in these consolidated financial statements.

Transaction Revenues: Securities transactions and the related transaction revenues are recorded on a trade date basis.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of securities purchased under agreements to resell (Reverse Repurchase Agreements). It is the policy of the Company to obtain possession of the collateral with a market value equal to or in excess of the principal amount deposited. Collateral is valued daily and the Company may require counter-parties to deposit additional collateral or return amounts deposited when appropriate.

Fixed Assets: Fixed assets, principally computer and communication equipment and software, are depreciated over their estimated economic useful lives (generally three to five years) using an accelerated method. Internal and external direct costs of application development and of obtaining software for internal use are capitalized and amortized over their estimated economic useful life of three years on a straight-line basis. Leasehold improvements are amortized over their estimated economic useful lives, or the remaining lease term, whichever is shorter.

Investments: The Company accounts for its investments in entities at historical cost when the Company does not have significant influence in the investee. Investments in which the Company does have significant influence are accounted for using the equity method. The Company does not maintain trading inventory of marketable equity securities.

Stock Based Compensation: Awards to employees of options to purchase the common stock of the Company are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No expense is recognized for awards under non-compensatory plans. Options and warrants granted to non-employees are accounted for under the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", where the options or warrants granted are recognized based on the fair value of the options or warrants at the time of the grant.

New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. On January 1, 2001, the Company adopted SFAS No. 133 and amendments. The adoption did not have a material impact on the Company's financial statements.

Reclassifications: Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

2. Fixed Assets

                                                   December 31,     December 31,
Fixed assets consist of the following:                2000              1999
--------------------------------------------------------------------------------

Computer and communication equipment..........     $19,920,077       $9,544,265
Software, including software development costs      12,038,930        3,012,362
Leasehold improvements and other fixed assets          422,396              --
                                                       -------              --

                                                    32,381,403       12,556,627
Less accumulated depreciation and amortization      (8,940,038)      (3,086,555)
                                                    -----------      -----------

Fixed assets, net.............................     $23,441,365       $9,470,072
                                                   ===========       ==========

3. Income Taxes

Through December 9, 1999, the Company operated as a division of CFS, which is a New York partnership. Under applicable federal and state income tax laws, the taxable income or loss of a partnership is allocated to each partner based upon such partner's ownership interest. CFS is, however, subject to the Unincorporated Business Tax (UBT) of the City of New York, and the benefit for income taxes represents a reduction in UBT. The loss generated by the Company while it operated as a division of CFS was used as a reduction of the taxable income of CFS and, as such, the Company was reimbursed for such tax.

Since the commencement date of the Offering, December 10, 1999, the Company has been subject to income tax as a corporation. Net operating losses (NOLs) from that date, approximating $27,200,000, will be available on a carry forward basis to offset future operating income of the Company. However, a valuation allowance has been recorded at December 31, 2000 to offset the full amount of the NOLs as realization of this deferred tax benefit is dependent upon generating sufficient taxable income prior to the expiration of the NOLs.

4. Commitments and Contingencies

Leases: Under an administrative services agreement, eSpeed is obligated to Cantor for minimum rental payments under Cantor's various non-cancelable leases with third parties, principally for office space and computer equipment, expiring at various dates through 2014 as follows:

For the Year Ending December 31:
--------------------------------------------------------------------------------

2001............................................................      $5,083,188
2002............................................................       5,142,996
2003............................................................       5,040,930
2004............................................................       4,775,042
2005............................................................       4,090,313
Thereafter......................................................      26,427,293
                                                                      ----------

Total...........................................................     $50,559,762
                                                                     ===========

Rental expense under the above and under all other operating leases amounted to $7,341,614 and $3,738,303 for the year ended December 31, 2000 and for the period ended December 31, 1999, respectively.

Legal Matters: In February 1998, Market Data Corporation contracted with Chicago Board Brokerage (a company controlled by the Chicago Board of Trade and Prebon Yamane) to provide the technology for an electronic trading system to compete with Cantor's United States Treasury brokerage business. Market Data Corporation is controlled by Iris Cantor and Rodney Fisher, her nephew- in-law. Iris Cantor, a company under the control of Iris Cantor referred to herein as Cantor Fitzgerald Incorporated (CFI) and Rodney Fisher are limited partners of CFLP.

In April 1998, CFLP filed a complaint in the Delaware Court of Chancery against Market Data Corporation, Iris Cantor, CFI, Rodney Fisher and Chicago Board Brokerage seeking an injunction and other remedies. The complaint alleges that Iris Cantor, CFI and Rodney Fisher violated certain duties, including fiduciary duties under Cantor's partnership agreement, due to their competition with CFLP with respect to the electronic trading system mentioned above. CFLP believes Market Data Corporation's technology for electronic trading systems would be of substantial assistance to competitors in the wholesale market if provided to them. The complaint further alleges that Market Data Corporation and Chicago Board Brokerage tortiously interfered with CFLP's partnership agreement and aided and abetted Iris Cantor's, CFI's and Rodney Fisher's breaches of fiduciary duty. Iris Cantor, CFI and Rodney Fisher counterclaimed seeking, among other things, (1) to reform agreements they have with CFLP and (2) a declaration that CFLP breached the implied covenant of good faith and fair dealing. Cantor has agreed to indemnify the Company for any liabilities that are incurred with respect to any current or future litigation involving Market Data Corporation, Iris Cantor, CFI or Rodney Fisher.

CFLP settled its dispute with Chicago Board Brokerage in April 1999, and Chicago Board Brokerage subsequently announced it was disbanding its operations. On March 13, 2000, the Delaware Court of Chancery ruled in favor of CFLP, finding that Iris Cantor, CFI and Rodney Fisher had breached the Partnership Agreement of CFLP, and that Market Data Corporation had aided and abetted that breach. The court awarded CFLP declaratory judgment relief and court costs and attorneys' fees. The defendants moved for re-argument with respect to the award of fees and costs. A hearing on issues relating to CFLP's final relief took place on June 14, 2000. The parties are awaiting the entry by the Court of a final declaratory judgment and/or award of monetary damages.

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

Neither of these two cases had been pursued prior to the March 13, 2000 decision in the court proceedings in Delaware. On May 15, 2000, the senior officers of CFLP who are defendants in the federal action in New York moved to dismiss the complaint against them on several grounds, including, among other things, that the March 13, 2000 decision from the Delaware Court of Chancery prevents Iris Cantor and CFI from relitigating matters that were adjudicated against them in Delaware. Iris Cantor and CFI filed papers opposing the motion to dismiss on June 5, 2000, and the defendants filed a reply on June 15, 2000. On February 7, 2001, the court granted the motion to dismiss CFI's complaint.

On May 16, 2000, CFI filed an action in Delaware Superior Court, New Castle County, against CFLP and CF Group Management, Inc. (CFGM) seeking payment of $40 million allegedly due pursuant to a settlement agreement in an earlier litigation between the parties. The complaint alleges that CFI is entitled to a one-time $40 million payment upon "an initial public offering of CFLP or of a successor to a material portion of the assets and business of CFLP..." CFI alleges that the Company's initial public offering on December 10, 1999 triggered the payment obligation under the settlement agreement. On September 26, 2000, CFLP and CFGM filed an answer denying liability.

On June 12, 2000, CFLP and CFGM filed a lawsuit in the Delaware Court of Chancery against Iris Cantor, CFI and Rodney Fisher, seeking a declaratory judgment that an Offer to Exchange, dated May 8, 2000 (the Exchange Offer), pursuant to which certain partnership units in CFLP could be exchanged for "e-units" that are entitled to receive distributions of the Company's stock from CFLP on certain future dates subject to certain conditions, did not breach any fiduciary duty or otherwise violate Delaware law. On July 18, 2000, CFI, Iris Cantor and Rodney Fisher filed their respective answers, affirmative defenses, counterclaims and third-party claims, in which they claim that certain special conditions imposed upon them in connection with the Exchange Offer and not upon other partners effectively precluded their participation in the Exchange Offer, violated the Partnership Agreement of CFLP and constituted a breach of fiduciary duty, and that accepting those conditions would conflict with their fiduciary duties to Market Data Corporation. CFI, Iris Cantor and Rodney Fisher claim that CFGM and Howard Lutnick, the Chairman and Chief Executive Officer of the Company and sole shareholder of CFGM, the Managing General Partner of CFLP, breached their fiduciary duties and engaged in self-dealing in allegedly structuring the formation of the Company, the transfer of assets to the Company, the receipt of stock options, salaries and other compensation by Howard Lutnick and other Company executives from the Company, and the initial public offering of the Company's shares. They further allege that CFGM and Howard Lutnick converted Partnership assets (CFLP's technology assets) and intend to migrate CFLP's brokerage business to the Company without sharing the value of the Company with CFI, Iris Cantor and Rodney Fisher. Rodney Fisher also contends that the Company, which he has named as a third-party defendant, aided and abetted these alleged breaches of fiduciary duties. Among other things, CFI, Iris Cantor and Rodney Fisher have requested the removal of CFGM as the managing general partner of CFLP, a declaration that CFGM and Howard Lutnick have breached their fiduciary duties to CFI, Iris Cantor and Rodney Fisher and have breached the settlement agreement in an earlier litigation and the partnership agreement of CFLP, a declaration that the Exchange Offer and all or certain of the amendments to the partnership agreement are null and void, unspecified damages and a constructive trust on any proceeds derived from the challenged conduct. On September 15, 2000, CFLP, CFGM, Howard Lutnick and the Company responded to the counterclaims by answering certain counterclaims and moving for dismissal and for judgment on the pleadings with respect to the counterclaims. A hearing on those motions has been scheduled for March 15, 2001.

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

Risks and Uncertainties: The majority of the Company's revenues consist of fees earned in connection with its interactive electronic business-to-business vertical marketplaces. Revenues for these services are transaction based. As a result, the Company's revenues could vary based on the transaction volume of markets around the world.

5. Related Party Transactions

During the year ended December 31, 2000 and the period ended December 31, 1999, all of the Company's Reverse Repurchase Agreements were transacted on an overnight basis with CFS. Under the terms of these agreements, the securities collateralizing the Reverse Repurchase Agreements are held under a custodial arrangement with a third party bank and are permitted to be sold or repledged. The fair value of such collateral at December 31, 2000 and 1999 totaled $122,620,469 and $138,162,421, respectively. At December 31, 2000 and 1999,
Reverse Repurchase Agreements totaled $122,002,249 and $134,644,521, respectively.

Under a Joint Services Agreement between the Company and Cantor, and under a Services Agreement among the Company and TradeSpark, LP (TradeSpark), the Company earns transaction revenues equal to a percentage of Cantor's or TradeSpark's commission revenues on customer transactions for services provided by the Company. The percentage of the transaction revenues ranges from 2.5% to 100%, depending on the type of electronic services provided for the transaction. Revenues from such transactions during the year ended December 31, 2000 and the period ended December 31, 1999 totaled $98,191,228 and $25,381,547, respectively.

On certain transactions (those where the Company receives 100% of the commission revenue share), Cantor and TradeSpark provide the Company with fulfillment services for which Cantor is paid a fee of 20% or 35%, and TradeSpark is paid a fee of 35%, of the transaction revenues earned on the transaction. Charges to the Company for such fulfillment services during the year ended December 31, 2000 and the period ended December 31, 1999 totaled $27,903,849 and $3,527,945, respectively.

The Company also provides network, data center and server administration support and other technology services to Cantor and TradeSpark. The Company charges for these services commensurate with its costs of providing these services. System services fees received during the year ended December 31, 2000 and the period ended December 31, 1999 totaled $12,333,222 and $12,459,574, respectively.

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the year ended December 31, 2000 and the period ended December 31, 1999 totaling $6,524,341 and $1,662,058, respectively.

6. Capitalization

The rights of holders of shares of Class A and Class B common stock are substantially identical, except that holders of Class B common stock are entitled to 10 votes per share, while holders of Class A common stock are entitled to one vote per share. Additionally, each share of Class B common stock is convertible at any time, at the option of the holder, into one share of Class A common stock. The Company initially issued 100 shares of Class B common stock to Cantor in exchange for a cash contribution of $200,000.

Prior to the Offering, Cantor contributed net assets of $5,455,299. This contribution included fixed assets with a net book value of $7,370,560 and prepaid expenses of $1,202,223, and the assumption of liabilities consisting of accrued compensation, accounts payable and other liabilities of $3,117,484. In exchange for the contribution of net assets, the Company issued to Cantor 43,999,900 shares of Class B common stock. Immediately thereafter, Cantor converted 3,350,000 shares of Class B common stock into Class A common stock and sold them in the Offering.

In the Offering, 10,350,000 shares of Class A common stock were sold at $22 per share, of which 7,000,000 shares were sold by the Company, raising approximately $144,000,000 in proceeds before Offering expenses. The remaining shares were sold by CFS.

In June 2000, the Company sold 1,578,142 shares of Class A common stock to minority investors for consideration of $50,000,000, as discussed in Note 7. In connection with this transaction, one half of the shares sold by the Company were purchased from Cantor for $25,000,000.

In July 2000, in conjunction with the acquisition by Cantor of a municipal bond brokerage business, the Company issued 28,374 shares of Class A common stock to the shareholders of the acquired business. The Company also granted an additional 28,374 shares of Class A common stock to certain employees of the acquired business in exchange for promissory notes, both as discussed in Note 7.

During the year ended December 31, 2000, the Company sold 16,863 shares of Class A common stock pursuant to the Company's Employee Stock Purchase Plan as discussed in Note 10.

In September 2000, the Company issued 8 million shares of Redeemable Convertible Preferred Stock (the Preferred Stock) to business partners in conjunction with an investment in the TradeSpark Qualified Vertical. As more fully described in
Note 7, if certain conditions are met,
the Preferred Stock is convertible at the option of the holder into warrants to purchase the Company's Class A common stock. To the extent the conditions are not met, the Company may either redeem the Preferred Stock or convert the Preferred Stock into 1/100th of a share of the Company's Class A common stock.

7. Business Partner Transactions

Williams and Dynegy: In June 2000, the Company sold to The Williams Companies, Inc. (Williams) and Dynegy, Inc. (Dynegy) one Unit each consisting of (i) 789,071 shares (the Shares) of the Company's Class A common stock and (ii) warrants (the Warrants) exercisable for the purchase of up to 666,666 shares of Class A common stock, for an aggregate purchase price for each Unit of $25,000,000. The Warrants have a per share exercise price of $35.20, a ten year term and are exercisable during the last 4 1/2 years of the term, subject to acceleration under certain prescribed circumstances intended to provide incentives to Williams and Dynegy to invest in four Qualified Verticals as described below. The Shares will not be transferable prior to the first anniversary of the Closing. The Company recorded a non-cash charge of $29,805,305 at the time of the Closing to reflect the value of the Warrants.

Each of Williams and Dynegy agreed that, subject to the satisfaction of certain conditions, it will invest $2,500,000 in at least four entities (the Qualified Verticals) to be formed by the Company and Cantor within 12 months of the Closing (subject to extension for a period not to exceed six months under certain prescribed circumstances, the Investment Period). It is expected that each Qualified Vertical will be jointly owned by industry market participants, the Company and Cantor and will establish a new vertical electronic and telephonic marketplace with the Company in which such Qualified Vertical will broker and possibly clear transactions for the industry market participants and other clients. TradeSpark, the first Qualified Vertical, was established in September 2000. Products that may be traded on other Qualified Verticals include natural gas liquids, petrochemicals, crude oil and bandwidth. Each of Williams and Dynegy will not necessarily invest in the same Qualified Verticals as the other. In connection with up to four additional Qualified Verticals, Williams and, subject to certain limitations, Dynegy, will be entitled to invest $25,000,000 in shares of the Company's Class A common stock (the Additional Investment Right). Such right provides for investment at a 10% discount to the average trading price for the 10 trading days preceding the date of such party's investment in such new Qualified Vertical, or, under certain circumstances, the public announcement of the formation of such Qualified Vertical. The Additional Investment Right was approved by stockholders at the Company's 2000 Annual Meeting of Stockholders on October 26, 2000. Any shares of Class A common stock purchased pursuant to the Additional Investment Right will not be transferable prior to the first anniversary of issuance.

The Company entered into a stock purchase agreement with Cantor providing for the purchase by the Company from Cantor of half of the number of shares purchased by Williams and Dynegy, in the aggregate, each time an Additional Investment Right is exercised for the same purchase price per share as is paid by Williams and Dynegy at the time.

TradeSpark: On September 25, 2000, the Company and Cantor, in conjunction with Williams and other participants in the energy market, formed TradeSpark to operate a wholesale electronic and telephonic marketplace in North America for natural gas, electricity, coal, emissions allowances, and weather financial products.

The Company invested $2,000,000 for a 5% interest in TradeSpark and Cantor invested $4,250,000 and contributed certain assets in exchange for a 28.33% interest. The remaining 66.67% interest was purchased by energy industry market participants (EIPs). The Company has also entered into a technology services agreement with TradeSpark pursuant to which the Company provides the technology infrastructure for the transactional and technology related elements of the TradeSpark marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace.

In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, the Company issued 5.5 million shares of Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) and 2.5 million shares of Series B Redeemable Convertible Preferred Stock (Series B Preferred Stock) to a limited liability company newly-formed by the EIPs. Upon the satisfaction of certain revenue thresholds and other conditions, principally related to the volume of transactions executed through the TradeSpark marketplace, the Series A Preferred Stock and Series B Preferred Stock are convertible into Series A and B Warrants, respectively, to collectively purchase up to 8 million shares of the Company's Class A common stock at an exercise price of $27.94 per share. To the extent that the conditions to full conversion are not satisfied, each share of unconverted Series A and B Preferred Stock may be redeemed at the Company's option, or may be converted into 1/100th of a share of the Company's Class A common stock. The Company has recognized a non-cash charge of $2,235,200, equal to the fair value of the 80,000 shares of Class A common stock issuable upon conversion of the preferred stock, if none of the conditions are met. The Company will recognize additional non-cash charges related to the issuance of these shares of preferred stock if and when they are converted over the next six years, which non-cash charges could aggregate $53,644,800 if all conditions (including but not limited to TradeSpark total transaction revenues of at least $250,000,000) are met and all shares of preferred stock are converted. The fair value of the Preferred Stock was estimated based on the value of the warrants into which the Preferred Stock would be converted (assuming full conversion), discounted for liquidity, hedging, and dilution issues. The warrants were valued using a modified Black-Scholes pricing model and asumptions as to risk-free interest rate, expected life and range of expected volatility of 6.3%, 10 years, and 32% to 55%, respectively.

Municipal Partners: On July 21, 2000, Cantor Fitzgerald Partners, an affiliate of eSpeed, purchased the U.S. municipal bond brokerage business and certain other assets of Municipal Partners, Inc. (MPI) for approximately $1,500,000 and eSpeed issued to MPI's shareholders 28,374 shares of the Company's Class A common stock having a value at the date of issuance of $1,350,000. Although the purchased assets are owned by Cantor Fitzgerald Partners, eSpeed is entitled to 100% of the revenues generated from any fully electronic transaction effected in a marketplace utilizing the eSpeedsm system by its affiliates pursuant to a Joint Services Agreement, as amended, among eSpeed and its affiliates, including Cantor Fitzgerald Partners.

In addition, in order to provide incentives to promote the use of the eSpeedsm trading platform in connection with the purchased business, eSpeed granted an aggregate of 28,374 restricted shares of its Class A common stock to certain employees and shareholders of MPI in exchange for interest-bearing promissory notes that are due July 21, 2010 (the Pledged Shares). The promissory notes are reflected in the consolidated statement of financial condition as Subscription Receivable within stockholders' equity. The Pledged Shares may be redeemed, at the option of eSpeed, by cancellation of the related note(s) if eSpeed does not receive $3,000,000 in electronic transaction revenues generated by Cantor's municipal bond brokerage business for any consecutive 12-month period within three years of July 21, 2000.

8. Long-Term Incentive Plan

The Company has adopted the eSpeed, Inc. 1999 Long-Term Incentive Plan (the LT
Plan) which provides for awards in the form of 1) either incentive stock options or non-qualified stock options (NQSOs); 2) stock appreciation rights; 3) restricted or deferred stock; 4) dividend equivalents; 5) bonus shares and awards in lieu of obligations to pay cash compensation; and 6) other awards, the value of which is based in whole or in part upon the value of eSpeed's common stock.

The Compensation Committee of the Board of Directors administers the LT Plan and is generally empowered to determine award recipients, and the terms and conditions of those awards. Awards may be granted to directors, officers, employees, consultants and service providers of the Company and its affiliates.

9. Options and Warrants

During the year ended December 31, 2000, the Company issued 3,770,312 options to employees pursuant to the LT Plan. The exercise prices for the options equaled or exceeded the value of the Company's Class A common stock on the date of each award. The options generally vest ratably over four or five years from the grant date.

Concurrent with the Offering, the Company issued 6,227,445 options to employees and outside directors of the Company, of which 500,000 were immediately exercisable. At the time of the grant, the remaining options were originally scheduled to vest as follows: 3,915,000 spread ratably over the five successive anniversaries of the Offering, 1,752,445 spread ratably over the four successive anniversaries of the Offering, and 60,000 spread ratably over the three successive six month anniversaries of the Offering.

On October 19, 2000, the option terms were amended so that, effective on the first anniversary of the Offering, future vesting occurs ratably on a quarterly basis. This amendment had no financial impact as the market value of the Company's Class A common stock was below the exercise price of all outstanding options at that date.

The weighted average grant date fair values of employee stock options granted were $16.90 and $13.29 for the year ended December 31, 2000 and the period ended December 31, 1999, respectively. Had the Company accounted for the options in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123, the Company's net loss and loss per common share would have increased by $28,738,843 and $0.56, and $6,642,591 and $0.15, for the year ended December 31, 2000 and the period ended December 31, 1999, respectively.

Concurrent with the Offering, the Company issued 290,320 options to Cantor employees and a consultant. The estimated fair value of the options at the time of the Offering resulted in a one-time non-cash charge to the Company of $2,850,073 in the period ended December 31, 1999.

The Company issued 135,000 warrants to a consultant in connection with the Offering. The grant date estimated fair value of $1,352,835 has been recorded both as an increase to additional paid-in capital and as an increase in Offering costs which have been charged against additional paid-in capital.

The fair value of the above options and warrants was estimated using a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options or warrants. The assumptions which were used in the Black-Scholes model for the year ended December 31, 2000 and the period ended December 31, 1999 included risk-free interest rates of 5.25% and 6.0%, expected lives ranging from two to eight years and three to eight years, and expected volatility of 80% and 55% , respectively. There were no assumed dividends.

In June 2000, the Company sold 1,333,332 warrants to purchase Class A common stock to business partners as discussed in Note 7. The warrants expire in June 2010 and are generally exercisable beginning December 2004. The estimated fair value of the warrants at the time of issuance resulted in a one-time non-cash charge to the Company of $29,805,305. The fair value of the warrants was estimated using a modified Black-Scholes pricing model and assumptions as to risk-free interest rate, expected life, and expected volatility of 7.4%, 10 years, and 48%, respectively.

The following table summarizes changes in options and warrants from March 10, 1999 (date of commencement of operations) to December 31, 2000.

                                                                Cantor                             Weighted
                                                  eSpeed    Employee &                              Average
                                                Employee    Consultant                             Exercise
                                                 Options       Options   Warrants         Total        Price    Expiration Dates
--------------------------------------------------------------------------------------------------------------------------------

Granted......................................  6,227,445       290,320    135,000     6,652,765       $22.00  12/2004 - 12/2009
Exercised....................................         --           --          --            --          --
Canceled.....................................    (24,900)                               (24,900)      $22.00
                                                 -------                                -------       ------

Balance, December 31, 1999...................  6,202,545       290,320    135,000     6,627,865       $22.00  12/2004 - 12/2009
Granted......................................  3,770,312                1,333,332     5,103,644       $25.76   2/2010 - 12/2010
Exercised....................................         --           --          --            --          --
Canceled.....................................   (292,460)          --                  (292,460)      $24.38
                                                --------           --                  --------       ------

Balance, December 31, 2000...................  9,680,397       290,320  1,468,332    11,439,049       $23.62  12/2004 - 12/2010
                                               =========       =======  =========    ==========       ======  =================

The following table provides further details relating to the Company's stock options and warrants outstanding as of December 31, 2000.

                                                       Options & Warrants Outstanding         Options & Warrants Exercisable
                                                   -----------------------------------------  ------------------------------
                                                                                    Weighted
                                                                  Weighted           Average                 Weighted
                                                                   Average         Remaining                  Average
                                                        Number    Exercise  Contractual Life         Number  Exercise
Range of Exercise Prices                           Outstanding       Price       (in years)     Exercisable     Price
---------------------------------------------------------------------------------------------------------------------

10.00 to 19.99...................................    2,220,510       16.29              9.9              --        --
20.00 to 29.99...................................    7,049,483       22.22              8.3       2,145,657     22.00
30.00 to 39.99...................................    1,662,606       32.91              9.4              --        --
40.00 to 49.99...................................      448,110       43.19              9.5              --        --
50.00 to 59.99...................................       44,894       55.01              9.2              --        --
60.00 to 69.99...................................       11,346       62.93              9.2              --        --
70.00 to 77.00...................................        2,100       74.80              9.2              --        --
                                                         -----


                                                    11,439,049       23.62              8.8       2,145,657     22.00
                                                    ==========       =====              ===       =========     =====

10.   Stock Purchase Plan

The Company has adopted a qualified Employee Stock Purchase Plan to permit eligible employees to purchase shares of eSpeed common stock at a discount. At the end of each quarterly purchase period, as defined, accumulated payroll deductions are used to purchase stock at a price determined by a Stock Purchase Plan Administrative Committee, which will generally not be less than 85% of the lowest market price at various defined dates during the purchase period. The Company has reserved 425,000 shares of Class A common stock for issuance under the Stock Purchase Plan. During the year ended December 31, 2000, the Company issued 16,863 shares to employees at an average price of $21.99. In 2001, the Company issued 13,601 shares of Class A common stock at a price of $13.33 per share in consideration of amounts withheld in the fourth quarter.

11. Deferred Compensation Plan

Employees of the Company are eligible to participate in the eSpeed Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates (the Plan), whereby eligible employees may elect to defer a portion of their salaries by directing the Company to contribute to the Plan.

The Plan is available to all employees of the Company meeting certain eligibility requirements and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employee contributions are directed to one or more investment funds, one of which, beginning in 2000, invests in the Company's Class A common stock (the eSpeed Stock Fund). The Company will match contributions to the eSpeed Stock Fund annually with up to $3,000 of the Company's Class A common stock per participant. In 2001, the Company will contribute 13,764 shares of its Class A common stock relating to employee contributions to the eSpeed Stock Fund for the year ended December 31, 2000. The administration of the Plan is performed by CFLP. The Company pays its proportionate share of such administrative costs under the Administrative Services Agreement.

12.   Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to Securities and Exchange Commission (SEC) broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At December 31, 2000, eSpeed Government Securities, Inc.'s liquid capital of $28,944,299 was in excess of minimum requirements by $28,919,299.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act of 1934 which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2000, eSpeed Securities, Inc. had net capital of $3,723,330, which was $3,552,207 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was 0.69 to 1.

13.   Segment and Geographic Data

Segment Information: The Company currently operates its business in one segment, that of operating interactive electronic business-to-business vertical marketplaces for the trading of financial and non-financial products, licensing software, and providing technology support services to Cantor and other affiliates.

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

                                                                                   For the period
                                                               For the year        from March 10,
                                                                      ended               1999 to
                                                               December 31,          December 31,
Transaction Revenues:                                                  2000                  1999
-------------------------------------------------------------------------------------------------

Europe.................................................         $16,346,790            $5,392,923
Asia...................................................           1,397,154               450,457
                                                                  ---------               -------

Total Non-Americas.....................................          17,743,944             5,843,380
Americas...............................................          80,447,284            19,538,167
                                                                 ----------            ----------

Total..................................................         $98,191,228           $25,381,547
                                                                ===========           ===========

                                                               December 31,          December 31,
Average long-lived assets                                              2000                  1999
-------------------------------------------------------------------------------------------------

Europe....................................................         $2,225,886          $2,257,914
Asia......................................................            791,570             925,790
                                                                      -------             -------

Total Non-Americas........................................          3,017,456           3,183,704
Americas..................................................         13,736,827           5,236,613
                                                                   ----------           ---------

Total.....................................................        $16,754,283          $8,420,317
                                                                  ===========          ==========

14.   Subsequent Event

On January 29, 2001, the Company and Cantor agreed to form a limited partnership (the LP) to acquire an interest in Freedom International Brokerage (Freedom), a Canadian government securities broker-dealer. The Company has agreed to contribute 310,770 shares of its Class A common stock to the LP as a limited partner. The Company will share in 15% of the LP's cumulative profits but not in cumulative losses. Cantor agreed to contribute 103,589 shares of the Company's Class A common stock as the general partner. Cantor will be allocated all of the LP's cumulative losses or 85% of the cumulative profits. The LP will exchange the 414,359 shares for a 66.7% interest in Freedom. In addition, the Company will issue warrants to purchase 400,000 shares of its Class A common stock to provide incentives to the other Freedom owner participants to migrate to the Company's fully electronic platform. Accordingly, the Company currently expects to record a one-time non-cash charge of approximately $3,600,000 representing the value of the warrants.

The Company will be entitled to 100% of the electronic transaction services revenues generated by Freedom and will pay 35% of that to Freedom as a fee in respect of fulfillment services. The Company will also receive 35% of Freedom's revenues derived from all voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information.

15.   Quarterly Information (Unaudited)

The unaudited quarterly results of operations of the Company for 2000 and 1999 are prepared in accordance with generally accepted accounting principles. The information presented reflects all adjustments (which consist of normal recurring accruals) that are, in management's opinion, necessary for the fair presentation of results of operations for the periods presented.

                                                                                           2000 Quarter Ended
                                                                                           ------------------

                                                                        March 31         June 30     September 30   December 31
                                                                        --------         -------     ------------   -----------

Total revenues...................................................... $24,250,227     $29,658,717      $29,373,596   $35,648,350
Total expenses......................................................  29,083,643      68,578,359       40,572,267    40,702,481
                                                                      ----------      ----------       ----------    ----------

Loss before provision for income taxes..............................  (4,833,416)    (38,919,642)    (11,198,671)    (5,054,131)
Income tax provision................................................      92,500         107,500           88,125       118,000
                                                                          ------         -------           ------       -------

Net loss............................................................ $(4,925,916)   $(39,027,142)   $(11,286,796)   $(5,172,131)
                                                                     ============   =============   =============   ============

Net loss per share..................................................      $(0.10)         $(0.76)         $(0.22)        $(0.10)
                                                                          =======         =======         =======        =======

                                                                                                 1999 Quarter Ended
                                                                         March 10                ------------------
                                                                        through 26,
                                                                           1999          June 25     September 24    December 31
                                                                           ----          -------     ------------    -----------

Total revenues......................................................   $1,948,250    $10,569,356      $11,621,863   $14,049,456

Total expenses......................................................    2,486,758     13,321,989       15,116,370    20,062,610
                                                                        ---------     ----------       ----------    ----------

Loss before provision for income taxes..............................     (538,508)    (2,752,633)     (3,494,507)    (6,013,154)
Income tax benefit..................................................      (13,470)       (68,849)        (89,488)       (40,082)
                                                                          --------       --------        --------       --------

Net loss............................................................    $(525,038)   $(2,683,784)    $(3,405,019)   $(5,973,072)
                                                                        ==========   ============    ============   ============

Net loss per share..................................................       $(0.01)        $(0.06)         $(0.08)        $(0.13)
                                                                           =======        =======         =======        =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information as of February 8, 2001 regarding our directors and executive officers.

Name                           Age   Title
                               ---   -----

Howard W. Lutnick.............  39   Chairman of the Board and Chief Executive
                                     Officer

Frederick T. Varacchi.........  35   President and Chief Operating Officer;
                                     Director

Douglas B. Gardner............  39   Vice Chairman; Director

Jeffrey G. Goldflam...........  47   Senior Vice President and Chief Financial
                                     Officer

Stephen M. Merkel.............  42   Senior Vice President, General Counsel and
                                     Secretary

Richard C. Breeden............  51   Director(1)

Larry R. Carter...............  57   Director(1)

William J. Moran..............  59   Director(1)

Joseph P. Shea................  46   Director
(1) Non-employee director and member of the Audit and Compensation Committees.

Howard W. Lutnick. Mr. Lutnick has been our Chairman of the Board of Directors and Chief Executive Officer since June 1999. Mr. Lutnick joined Cantor in 1983 and has served as President and Chief Executive Officer of Cantor since 1991. He directs all facets of eSpeed's and Cantor's worldwide operations. Mr. Lutnick's company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick serves as co-chairman of the Cantor Exchange(sm). Mr. Lutnick is a member of the Executive Committee of the Intrepid Museum Foundation's Board of Trustees, the Zachary and Elizabeth M. Fisher Center for Alzheimer's Disease Research at Rockefeller University, the Board of Managers of Haverford College, the Board of Directors of City Harvest and the Board of Directors of New York City Public/Private Initiatives, Inc.

Frederick T. Varacchi. Mr. Varacchi has been our President and Chief Operating Officer since June 1999. Mr. Varacchi has been an Executive Managing Director and the Chief Operating Officer of Cantor since October 1999. From March 1998 to October 1999, he served as Senior Managing Director and Chief Information Officer of Cantor. Before joining Cantor, Mr. Varacchi was Senior Vice President and Chief Technology Officer of Greenwich Natwest, a financial services division of National Westminster Bank, overseeing information technology for the company from January 1995 to February 1998. From March 1990 to January 1995, Mr.

Varacchi worked for Chase Manhattan Bank, where he held a variety of senior technology positions, including Head of Global Network Systems for Private Banking. From January 1989 to March 1990, Mr. Varacchi served in a variety of positions with Salomon Smith Barney, including as Head of Front Office Systems.

Douglas B. Gardner. Mr. Gardner has been our Vice Chairman since June 1999. Mr. Gardner has been an Executive Managing Director of Cantor since October 1999. He previously served as Senior Managing Director and Chief Administrative Officer of Cantor from January 1994 to October 1999, where he was responsible for overseeing all worldwide finance and support related functions. Mr. Gardner serves as a director and is on the executive and finance committees of the Cantor Exchange(sm). Prior to joining Cantor, Mr. Gardner was a partner of DG Equities, a commercial and residential real estate developer and owner. From 1983 to 1985, Mr. Gardner was associated with Lehman Brothers in the High-Technology Division of its Corporate Finance Department. Mr. Gardner is a member of the Board of Directors of the Government Securities Clearing Corporation and the National Futures Association.

Jeffrey G. Goldflam. Mr. Goldflam has been our Senior Vice President and Chief Financial Officer since September 2000. Mr. Goldflam has been Senior Vice President and Chief Financial Officer of Cantor since September 2000. From July 1995 to September 2000, Mr. Goldflam was Executive Vice President and Chief Financial Officer of Fimat USA, Inc., a wholly-owned subsidiary of Societe Generale Bank, a French bank, and from August 1989 to July 1995, he was Executive Vice President and Chief Financial Officer of Brody, White & Co., a financial services firm that was acquired by Fimat USA, Inc. in 1995. Prior to 1989, Mr. Goldflam was Senior Vice President, Treasurer and a member of the Board of Directors of Thomson McKinnon Securities Inc., a financial services firm.

Stephen M. Merkel. Mr. Merkel has been our Senior Vice President, General Counsel and Secretary since June 1999. Mr. Merkel has been Executive Managing Director of Cantor since December 2000 and has also been Senior Vice President, General Counsel and Secretary of Cantor since 1993, where he is responsible for Cantor's legal, compliance, tax, risk and credit departments. Mr. Merkel serves as a director and Secretary of the Cantor Exchange(sm). Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was associated with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison.

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

Larry R. Carter. Mr. Carter has been our director since December 1999. Mr. Carter joined Cisco Systems, a computer technology company, in January 1995 as Vice President, Finance and Administration and as Chief Financial Officer and Secretary. In July 1997, he was promoted to Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary. From 1992 to January 1995, Mr. Carter was Vice President and Corporate Controller at Advanced Micro Devices. His career also includes four years with V.L.S.I. Technology Inc. as Vice President, Finance and Chief Financial Officer and two years at S.G.S. Thompson Microelectronics Inc. as Vice President, Finance, Administration and Chief Financial Officer. He also spent 19 years at Motorola, Inc., where he held a variety of financial positions, the last being Vice President and Controller, M.O.S. Group. Mr. Carter is on the Board of Directors of Cisco Systems, Network Appliance, Inc., Transmeta Corp. and QLogic Corporation.

William J. Moran. Mr. Moran has been our director since December 1999. Mr. Moran is Executive Vice President and General Auditor of J.P. Morgan Chase & Co. Mr. Moran joined the Chase Manhattan Corporation and the Chase Manhattan Bank in 1975 as Internal Control Executive. After several promotions, Mr. Moran was named General Auditor in 1992, Executive Vice President in 1997 and a member of the Management Committee in 1999. Before joining Chase, Mr. Moran was with the accounting firm of Peat, Marwick, Mitchell & Co. for nine years.

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

Committees of the Board

Our board of directors has an Audit Committee and a Compensation Committee. The members of our Audit Committee are Messrs. Breeden, Carter and Moran, all of whom are independent directors. Our Audit Committee selects the independent auditors, reviews such auditors' independent status, consults with such auditors and with management with regard to the adequacy of our internal accounting controls and considers any non-audit functions to be performed by the independent auditors.

The members of our Compensation Committee are Messrs. Breeden, Carter and Moran. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for overseeing our stock option and stock purchase plans.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the Securities and Exchange Commission. Specific due dates for these forms have been established, and we are required to disclose in this report any failure to file by these dates.

         Based solely on our review of the copies of such forms received by it with respect to fiscal 2000, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning all compensation earned by our Chief Executive Officer and each of the other four most highly compensated executive officers (collectively, the Named Executive Officers) whose annual salary and bonus for the period from March 10, 1999 through December 31, 1999 and the year ended December 31, 2000 exceeded $100,000 in the aggregate.

                           Summary Compensation Table

                                                                                                   Long-Term
                                                                                                  Compensation
                                                                                                    Awards
                                                                                             ---------------------
                                                                                             Securities Underlying
Name and Principal Position                     Year            Salary          Bonus              Options (#)
--------------------------------------          ----           --------         ------       ---------------------
Howard W. Lutnick.....................          2000           $350,000       $650,000               625,000
    Chairman and Chief                          1999            280,000                            2,500,000
    Executive Officer

Frederick T. Varacchi.................          2000            500,000        500,000               200,000
   President and Chief Operating                1999            400,000                              800,000
   Officer

Douglas B. Gardner....................          2000            250,000        350,000                75,000
   Vice Chairman                                1999            200,000                              375,000

Jeffrey G. Goldflam...................          2000             38,356         62,500                80,000
   Senior Vice President and
   Chief Financial Officer

Stephen M. Merkel.....................          2000            150,000        300,000               100,000
   Senior Vice President and                    1999            120,000                              100,000
   General Counsel

         The following table sets forth the options granted during 2000 and the value of the options held on December 31, 2000 by our Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants
--------------------------------------------------------------------------------
                                           Percent of
                              Number of       Total
                                Shares       Options
                              Underlying    Granted to     Exercise or
                               Options     Employees in     Base Price      Expiration         Grant Date
Name                           Granted         2000         ($/share)          Date         Present Value ($)
--------------------------    ----------   ------------    -----------      ----------      ----------------
Howard W. Lutnick.........    625,000(1)       17.0%          $16.875         11/27/10         8,352,405(3)
Frederick T. Varacchi.....    200,000(1)        5.4            16.875         11/27/10         2,672,770(3)
Douglas B. Gardner........     75,000(1)        2.0            16.875         11/27/10         1,002,289(3)
Jeffrey G. Goldflam.......     65,000(2)        1.8            27.50          9/17/10          1,289,008(4)
                               15,000(1)        0.4            16.875         11/27/10          200,458(3)
Stephen M. Merkel.........    100,000(1)        2.7            16.875         11/27/10         1,336,385(3)

----------
(1) Twenty percent of the options vest on November 28, 2001 and 5% vest quarterly thereafter.

(2) Twenty percent of the options vest on September 18, 2001 and 5% vest quarterly thereafter.

(3) The fair value of the options was estimated using a modified Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 5.25%, no expected dividends, expected stock price volatility of 80% and assumed to be exercised at 80% of their original life.

(4) The fair value of the options was estimated using a modified Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 5.83%, no expected dividends, expected stock price volatility of 65% and assumed to be exercised at 80% of their original life.

      The following table provides information, with respect to the Named Executive Officers, concerning options and SARs held as of December 31, 2000.

               Aggregated Option/SAR Exercises In Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                                                     Number of Securities
                           Shares        Value        Underlying Unexercised         Value of Unexercised In-the-
                          Acquired     Realized      Options/SARs at Fiscal             Money Options/ SARs at
                             on           on                Year-End (#)                  Fiscal Year-End($)(1)
                          Exercise     Exercise     ---------------------------     ----------------------------
        Name                 (#)         ($)        Exercisable     Unexercisable   Exercisable    Unexercisable
------------------------- --------    ---------    -----------     -------------   -----------    -------------
Howard W. Lutnick .......     0           --         1,000,000         2,125,000          0              0
Frederick T. Varacchi ...     0           --           200,000           200,000          0              0
Douglas B. Gardner ......     0           --            93,750           356,250          0              0
Jeffrey G. Goldflam .....     0           --                 0            80,000          0              0
Stephen M. Merkel .......     0           --            25,000           175,000          0              0

----------
(1) Based on the last reported price of $15.675 for the Class A common stock on December 29, 2000.


Compensation of Directors

         Directors who are also our employees do not receive additional compensation for serving as directors. In 2000, we granted our non-employee directors options to purchase 10,000 shares of our Class A common stock at an exercise price per share equal to $17.00, which was the price of our Class A common stock on the date of grant, October 26, 2000. These options vest in three equal installments beginning on the first of three semi-anniversaries of the date of grant. Non-employee directors were also reimbursed for out-of-pocket expenses incurred in attending meetings of our board of directors or committees of our board of directors. Beginning in 2001, our non-employee directors will receive annual compensation of $25,000 and options to purchase 10,000 shares of our Class A common stock, which options shall vest in three equal installments beginning on the first of three semi-anniversaries of the date of grant. They will also receive compensation for each quarterly meeting of the board of directors attended of $2,000 and options to purchase 1,500 shares of our Class A common stock, which options shall vest in three equal installments beginning on the first of three semi-anniversaries of the date of grant and will receive $1,000 for each additional board of directors or committee of the board of directors meeting actually attended, whether by telephone or otherwise. If both a board of directors and committee of the board of directors meeting are held on the same date, an aggregate of $1,000 will be paid for attendance at both meetings. Non-employee directors will also be reimbursed for all out-of-pocket expenses incurred in attending meetings of our board of directors or committees of our board of directors.

Compensation Committee Interlock and Insider Participation

         The Compensation Committee of our board of directors consists of Messrs. Breeden, Carter and Moran. All of the members of the Compensation Committee are non-employee directors and are not former officers. During 2000, none of our executive officers served as a member of the board of directors or on the compensation committee of a corporation where any of its executive officers served on our Compensation Committee or on our board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         By Management. The following table sets forth certain information, as of February 8, 2001, with respect to the beneficial ownership of our common equity by: (i) each director; (ii) each of the Named Executive Officers; and
(iii) all executive officers and directors as a group. Each person listed below can be reached at our headquarters located at One World Trade Center, 103rd Floor, New York, NY 10048. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of Class A common stock for purposes of this table.

                                                                    Beneficial Ownership(1)
                                                     ----------------------------------------------------
                                                           Class A common             Class B common
                                                                stock                      stock
                                                        ---------------------         -------------------
                 Name                                   Shares           %            Shares           %
--------------------------------------------------   ------------     -------      ------------       ---
Howard W. Lutnick.................................   36,490,662(2)    69.0%(3)     32,724,600(4)      100%
Frederick T. Varacchi(5)..........................     235,896         1.2%(6)           --            --
Douglas B. Gardner(7).............................     126,383            *              --            --
Jeffrey G. Goldflam...............................        91              *              --            --
Stephen M. Merkel(8)..............................      44,440            *              --            --
Richard C. Breeden(9).............................      35,833            *              --            --
Larry R. Carter(10)...............................      58,833            *              --            --
William J. Moran(11)..............................      16,333            *              --            --
Joseph P. Shea(12)................................     106,004            *              --            --

All executive officers and directors as a group
(9 persons).......................................  37,114,475        69.6%(13)    32,724,600         100%


----------
*     Less than 1 %

(1) Based upon information supplied by officers and directors, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(2) Includes (1) 1,000,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 8, 2001,
        (2) 5,839,019 shares of Class B common stock held by Cantor Fitzgerald, L.P., which shares are immediately convertible into shares of Class A common stock, (3) 26,885,581 shares of Class B common stock held by Cantor Fitzgerald Securities, which shares are immediately convertible into Class A common stock, (4) 2,217,208 shares of Class A common stock held by Cantor Fitzgerald Securities and (5) 193,735 shares of Class A common stock held by CF Group Management, Inc. Does not include 605,254 shares of Class A common stock to be transferred to Mr. Lutnick and 193,734 shares of Class A common stock to be transferred to CF Group Management, Inc. as part of a deferred stock transfer by Cantor Fitzgerald, L.P. to Cantor Fitzgerald, L.P. partners in connection with the modification of Cantor Fitzgerald, L.P. partnership units, subject to forfeiture with respect to limited partners in the event of discontinued status as a limited partner or violations of certain provisions of the Cantor Fitzgerald, L.P. partnership agreement determined as of July 2001 and January 2002. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. and Mr. Lutnick is the President and sole stockholder of CF Group Management, Inc.

(3) Percentage based on (1) 19,159,612 shares of Class A common stock outstanding on February 8, 2001, (2) 32,724,600 shares of Class B common stock immediately convertible to Class A common stock and (3) 1,000,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 8, 2001.

(4) Includes (1) 5,839,019 shares of Class B common stock held by Cantor Fitzgerald, L.P., which shares are immediately convertible into shares of Class A common stock and (2) 26,885,581 shares of Class B common stock held by Cantor Fitzgerald Securities, which shares are immediately convertible into Class A common stock. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. and Mr. Lutnick is the President and sole stockholder of CF Group Management, Inc.

(5) Includes 200,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 8, 2001. Does not include 34,499 shares of Class A common stock to be transferred to Mr. Varacchi as part of a deferred stock transfer by Cantor Fitzgerald, L.P. to Cantor Fitzgerald, L.P. partners, in connection with the modification of Cantor Fitzgerald, L.P. partnership units, subject to forfeiture with respect to limited partners in the event of discontinued status as a limited partner or violations of certain provisions of the Cantor Fitzgerald, L.P. partnership agreement determined as of July 2001 and January 2002.

(6) Percentage based on 19,159,612 shares of Class A common stock outstanding on February 8, 2001 and 200,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 8, 2001.

(7) Includes 93,750 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 8, 2001. Does not include 37,365 shares of Class A common stock to be transferred to Mr. Gardner as part of a deferred stock transfer by Cantor Fitzgerald, L.P. to Cantor Fitzgerald, L.P. partners in connection with the modification of Cantor Fitzgerald, L.P. partnership units, subject to forfeiture with respect to limited partners in the event of discontinued status as a limited partner or violations of certain provisions of the Cantor Fitzgerald, L.P. partnership agreement determined as of July 2001 and January 2002.

(8) Includes (1) 2,250 shares of Class A common stock beneficially owned by Mr. Merkel's spouse and (2) 25,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 8, 2001. Does not include 19,063 shares of Class A common stock to be transferred to Mr. Merkel as part of a deferred stock transfer by Cantor Fitzgerald, L.P. to Cantor Fitzgerald, L.P. partners in connection with the modification of Cantor Fitzgerald, L.P. partnership units, subject to forfeiture with respect to limited partners in the event of discontinued status as a limited partner or violations of certain provisions of the Cantor Fitzgerald, L.P. partnership agreement determined as of July 2001 and January 2002.

(9) Includes 13,333 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 8, 2001.

(10) Consists of (1) 45,500 shares of Class A common stock owned by Cavallino Ventures LLC, of which Mr. Carter is the President and (2) 13,333 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 8, 2001.

(11) Includes 13,333 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 8, 2001.

(12) Includes 62,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 8, 2001. Does not include 43,504 shares of Class A common stock to be transferred to Mr. Shea as part of a deferred stock transfer by Cantor Fitzgerald, L.P. to Cantor Fitzgerald,

        L.P. partners in connection with the modification of Cantor Fitzgerald, L.P. partnership units, subject to forfeiture with respect to limited partners in the event of discontinued status as a limited partner or violations of certain provisions of the Cantor Fitzgerald, L.P. partnership agreement determined as of July 2001 and January 2002.

(13) Percentage based on (1) 19,159,612 shares of Class A common stock outstanding on February 8, 2001, (2) 32,724,600 shares of Class B common stock immediately convertible to Class A common stock and (3) 1,421,249 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 8, 2001.

         By Others. The following table sets forth certain information, as of February 8, 2001, with respect to the beneficial ownership of our common equity by each person or entity known to us to beneficially own more than 5% of our Class A common stock and Class B common stock, other than our officers and directors. Unless indicated otherwise, the address of each entity listed is One World Trade Center, New York, NY 10048, and each entity listed has sole voting and investment power over the shares beneficially owned. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal amount of number of shares of Class A common stock for purposes of this table.



                        Name                                          Beneficial Ownership(1)
                                                          ------------------------------------------------
                                                          Class A common stock        Class B common stock
                                                          ----------------------      --------------------
                                                           Shares           %           Shares        %(2)
                                                        ------------    ------------   ---------      ------
Cantor Fitzgerald Securities.........................    29,102,789(3)   56.1%(4)      26,885,581      82.2%
Cantor Fitzgerald, L.P...............................    34,941,808(5)   67.3%(4)      32,724,600(6)    100%
CF Group Management, Inc.............................    35,135,543(7)   67.7%(4)      32,724,600(6)    100%
Delaware Management Holdings(8)......................     1,040,099       5.4%(9)          --           --
Delaware Management Business Trust(10)...............       987,700       5.2%(9)          --           --
Essex Investment Management Company(11)..............     1,156,050       6.0%(9)          --           --


-------------------

(1)     Based upon filings under Section 13 of the Exchange Act.

(2) Based on 32,724,600 shares of Class B common stock outstanding on February 8, 2001.

(3) Includes 26,885,581 shares of Class B common stock which are immediately convertible into shares of Class A common stock.

(4) Percentage based on 19,159,612 shares of Class A common stock outstanding on February 8, 2001 and 32,724,600 shares of Class B common stock immediately convertible into Class A common stock.

(5) Consists of (1) 5,839,019 shares of Class B common stock owned by Cantor Fitzgerald, L.P., of which 3,154,181 shares will be transferred as part of a deferred stock transfer by Cantor Fitzgerald, L.P. to Cantor Fitzgerald, L.P. partners in connection with the modification of Cantor Fitzgerald, L.P. partnership units, subject to forfeiture with respect to limited partners in the event of discontinued status as a limited partner or violations of certain provisions of the Cantor Fitzgerald, L.P. partnership agreement determined as of July 2001 and January 2002,
        (2) 2,217,208 shares of Class A common stock owned by Cantor Fitzgerald Securities and (3) 26,885,581 shares of Class B common stock owned by Cantor Fitzgerald Securities, which shares are immediately convertible into Class A common stock. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities.

(6) Consists of 5,839,019 shares of Class B common stock owned by Cantor Fitzgerald, L.P. and 26,885,581 shares of Class B common stock owned by Cantor Fitzgerald Securities. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P.

(7) Consists of (1) 193,735 shares of Class A common stock held by CF Group Management, Inc., (2) 2,217,208 shares of Class A common stock held by Cantor Fitzgerald Securities, (3) 26,885,581 shares of Class B common stock held by Cantor Fitzgerald Securities, which shares are immediately convertible into Class A common stock and (4) 5,839,019 shares of Class B common stock held by Cantor Fitzgerald, L.P., which shares are immediately convertible into Class A common stock. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. Does not include 193,734 shares of Class A common stock to be transferred to CF Group Management, Inc. as part of a deferred stock transfer by Cantor Fitzgerald, L.P. to Cantor Fitzgerald, L.P. partners in connection with the modification of Cantor Fitzgerald, L.P. partnership units, subject to forfeiture with respect to limited partners in the event of discontinued status as a limited partner or violations of certain provisions of the Cantor Fitzgerald, L.P. partnership agreement determined as of July 2001 and January 2002.

(8) The address of Delaware Management Holdings is 2005 Market Street, Philadelphia, PA 19103. Delaware Management Holdings has sole dispositive power with respect to only 1,036,299 shares of Class A common stock.

(9) Percentage based on 19,159,612 shares of Class A common stock outstanding on February 8, 2001.

(10) The address of Delaware Management Business Trust is 2005 Market Street, Philadelphia, PA 19103. Delaware Management Business Trust has sole dispositive power with respect to only 983,900 shares of Class A common stock. Lincoln National Corp. is the ultimate parent of Delaware Management Business Trust.

(11) The address for Essex Investment Management Company is 125 High Street, Boston, MA 02110. Essex Investment Management Company has sole voting power with respect to only 800,875 shares of Class A common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Formation Transactions

Concurrently with our initial public offering, Cantor contributed to us certain of our assets. These assets primarily consist of the proprietary software, network distribution systems, technologies and related contractual rights that comprise our eSpeed(sm) system. In exchange for these assets, we issued to Cantor 43,999,900 shares of our Class B common stock, representing approximately 98% of the voting power of our capital stock outstanding at the time. Cantor converted 3,350,000 of these shares into the shares of our Class A common stock which it sold in our initial public offering in December 1999.

We entered into the agreements described below in connection with the formation transactions and to help define the terms of our relationship with Cantor in the future. In an effort to mitigate conflicts of interest between us and Cantor, we and Cantor have agreed that none of these agreements may be amended without the approval of a majority of our disinterested directors.

JOINT SERVICES AGREEMENT

Under our Joint Services Agreement with Cantor, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and Cantor provides voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. This agreement provides for a perpetual term.

Commission sharing arrangement

Under the Joint Services Agreement, we and Cantor share revenues derived from transactions effected in the marketplaces in which we collaborate and other specified markets. We have agreed to collaborate with Cantor to determine the amount of commissions to be charged to clients that affect transactions in these marketplaces; however, in the event we are unable to agree with Cantor with respect to a transaction pricing decision, Cantor is entitled to make the final pricing decision with respect to transactions for which Cantor provides voice-assisted brokerage services and we are entitled to make the final pricing decision with respect to transactions that are fully electronic. We may not make a final transaction pricing decision that results in the share of transaction revenues received by Cantor being less than Cantor's actual cost of providing clearance, settlement and fulfillment services and other transaction services. In some cases, we receive the aggregate transaction revenues and pay a fulfillment services fee to Cantor. In other cases, Cantor receives the aggregate transaction revenues and pays a service fee to us. The amount of the service fee and the portion of the transaction revenues that we and Cantor receive are based on several factors, including whether: (1) the marketplace is one in which we collaborate with Cantor; (2) the transaction is fully electronic or Cantor provides voice-assisted brokerage services; (3) the product traded is a financial product; and (4) the product is traded on the Cantor ExchangeSM. The percentage of the transaction revenues we receive ranges from 2.5% to 100%. However, in general, we receive 100% of the transaction revenues for fully electronic transactions, paying to Cantor fulfillment services fees equal to 35% (and 20% if the product is traded on the Cantor Exchange(sm)) of the transaction revenues, and Cantor receives 100% of the transaction revenues for voice-assisted brokerage transactions, paying to us 7% of the transaction revenues. In addition, if the transactions relate to a gaming business, we receive a service fee equal to 25% of the net trading revenues.

System services

We also provide to Cantor technology support services, including (1) systems administration, (2) internal network support, (3) support and procurement for desktops of end-user equipment, (4) operations and disaster recovery services,
(5) voice and data communications, (6) support and development of systems for clearance, settlement and other fulfillment services, (7) systems support for Cantor brokers, (8) electronic applications systems and network support and development for the unrelated dealer businesses with respect to which we do not collaborate with Cantor and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights, having application in a gaming business. Cantor pays to us an amount equal to the direct and indirect costs, including overhead, that we incur in performing these services.

Intellectual property

Cantor has granted to us a license covering Cantor's patents and patent applications that relate to our eSpeed(sm) system. The license is perpetual, irrevocable, worldwide and royalty free and is exclusive, except in the event that (1) we are unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require us to do so, or we are unable to provide such services or (2) we do not exercise our right of first refusal to provide to Cantor electronic brokerage services with respect to a marketplace, in which events Cantor will have a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. Cantor will cooperate with us, at our expense, in any attempt by us to prevent any third party infringement of our patent rights under the license. Cantor has also granted to us a non- exclusive, perpetual, irrevocable worldwide, royalty-free right and license to use the servicemarks "Cantor Exchange(sm)," "Interactive Matching(sm), "MOLE(sm)"and "CX(sm)".

Non-competition and market opportunity provisions

The Joint Services Agreement imposes performance obligations on us and restricts our ability to compete with Cantor and Cantor's ability to compete with us in markets that we and Cantor traditionally operate. We and Cantor have agreed to exclude the TradeSpark and Freedom marketplaces from the provisions of the Joint Services Agreement in order to enable us to enter into separate agreements in connection with the new marketplaces.

ADMINISTRATIVE SERVICES AGREEMENT

Under our Administrative Services Agreement with Cantor, Cantor provides certain administrative and management services to us. Cantor makes available to us some of its administrative and other staff, including its internal audit, treasury, legal, tax, human resources, corporate development and accounting staffs. Members of these staffs arrange for our insurance coverage and provide a wide array of services, including administration of our personnel and payroll operations, benefits administration, internal audits, facilities management, promotional sales and marketing, legal, risk management, accounting and tax preparation and other services. We reimburse Cantor for the actual costs incurred by Cantor, plus other reasonable costs, including reasonably allocated overhead and any applicable taxes. We have also entered into arrangements with Cantor under which we have the right to use certain assets, principally computer equipment, from Cantor. These assets are subject to operating leases with third party leasing companies. Under the Administrative Services Agreement, we provide sales, marketing and public relations services to Cantor. Cantor reimburses us for the actual costs incurred by us, plus other reasonable costs, including reasonably allocated overhead. The Administrative Services Agreement has a three-year term which will renew automatically for successive one-year terms unless canceled by either us or Cantor upon six months' prior notice; provided, however, that our right to use our New York space expires at the time that Cantor's lease expires in 2006 and our right to use our London office space expires at the earlier of (1) the time Cantor's lease expires in 2016 or (2) until Cantor ceases to be an affiliate of ours and Cantor asks us to vacate.

REGISTRATION RIGHTS AGREEMENT

Pursuant to the Registration Rights Agreement entered into by Cantor and us, Cantor has received piggyback and demand registration rights.

The piggyback registration rights allow Cantor to register the shares of our Class A common stock issued or issuable to it in connection with the conversion of its shares of our Class B common stock whenever we propose to register any shares of our Class A common stock for our own or another's account under the Securities Act for a public offering, other than any shelf registration of shares of our Class A common stock to be used as consideration for acquisitions of additional businesses and registrations relating to employee benefit plans.

Cantor also has the right, on three occasions, to require that we register under the Securities Act any or all of the shares of our Class A common stock issued or issuable to it in connection with the conversion of its shares of our Class B common stock. The demand and piggyback registration rights apply to Cantor and to any transferee of shares held by Cantor who agrees to be bound by the terms of the Registration Rights Agreement.

We have agreed to pay all costs of one demand and all piggyback registrations, other than underwriting discounts and commissions. We have also agreed to indemnify Cantor and any transferee for certain liabilities they may incur in connection with the exercise of their registration rights. All of these registration rights are subject to conditions and limitations, including (1) the right of underwriters of an offering to limit the number of shares included in that registration; (2) our right not to effect any demand registration within six months of a public offering of our securities; and (3) that Cantor agrees to refrain from selling its shares during the period from 15 days prior to and 90 days after the effective date of any registration statement for the offering of our securities.

POTENTIAL CONFLICTS OF INTEREST AND COMPETITION WITH CANTOR

Various conflicts of interest between us and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. A majority of our directors and officers also serve as directors and/or officers of Cantor. Simultaneous service as an eSpeed director or officer and service as a director or officer, or status as a partner, of Cantor could create or appear to create potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor. Mr. Lutnick, our Chairman and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor. As a result, Mr. Lutnick controls Cantor. Cantor owns shares of our Class A common stock and Class B common stock representing approximately 95.2% of the total voting power of our capital stock. Mr. Lutnick's simultaneous service as our Chairman and Chief Executive Officer and his control of Cantor could create or appear to create potential conflicts of interest when Mr. Lutnick is faced with decisions that could have different implications for us and for Cantor.

Our relationship with Cantor may result in agreements that are not the result of arm's-length negotiations. As a result, the prices charged to us or by us for services provided under agreements with Cantor may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be more or less favorable to us than those that we could have negotiated with third parties. However, transactions between us and Cantor and/or its other affiliates are subject to the approval of a majority of our independent directors. In addition, Cantor can compete with us under certain circumstances.

WILLIAMS AND DYNEGY

On June 5, 2000, each of Williams and Dynegy purchased a unit consisting of (a) 789,071 shares of our Class A common stock and (b) warrants exercisable for the purchase of up to 666,666 shares of our Class A common stock, for an aggregate purchase price for the unit of $25.0 million. The warrants have a per share exercise price of $35.20, a 10-year term and are exercisable during the last four and one-half years of the term, subject to acceleration under certain prescribed circumstances intended to provide incentives to Williams and Dynegy to invest in four new electronic and telephonic verticals to be formed by us and Cantor, which we refer to as Qualified Verticals, by June 2001 (subject to extension for a period not to exceed six months under certain prescribed circumstances). In connection with the four additional Qualified Verticals, Williams and, subject to certain limitations, Dynegy, will be entitled to invest $25.0 million in shares of our Class A common stock at a 10% discount to the trading price of our Class A common stock at the time of the investment in or formation of the Qualified Vertical.

At such time as Williams and Dynegy (or their permitted affiliate assignees) have made an aggregate equity investment in us of an amount equal to at least $100.0 million, valued on a cost basis (and for so long as such parties maintain ownership of equity securities having such cost basis), Cantor will use its best efforts to cause one designee jointly selected by Williams and Dynegy to be nominated to our board of directors and to vote its shares of common equity in favor of such designee.

In connection with the Williams and Dynegy transactions, we purchased from Cantor 789,071 shares of our Class A common stock, representing half of the number of shares of our Class A common stock sold by us to Williams and Dynegy, for a purchase price of $25.0 million. In addition, Cantor has agreed to sell half of the number of shares to be purchased by Williams and Dynegy, in the aggregate, each time an additional investment right is exercised in connection with a new Qualified Vertical for the same purchase price per share as is paid by Williams and Dynegy at the time.

TRADESPARK

On September 22, 2000, we made a cash investment in TradeSpark of $2.0 million in exchange for a 5% interest in TradeSpark, and Cantor made a cash investment of $4.25 million in TradeSpark and agreed to contribute to TradeSpark certain assets relating to its voice brokerage business in certain energy products in exchange for a 28.33% interest in TradeSpark. We and Cantor also executed an amendment to the Joint Services Agreement in order to enable each of us to engage in this business transaction. The remaining 66.67% interest in TradeSpark was purchased by energy industry market participants (EIPs). In connection with such investment, we entered into a perpetual technology services agreement with TradeSpark pursuant to which we provide the technology infrastructure for the transactional and technology related elements of the TradeSpark marketplace as well as certain other services to TradeSpark in exchange for specified percentages of transaction revenues from the marketplace. If a transaction is fully electronic, we receive the aggregate transaction revenues and pay to TradeSpark a fulfillment services fee equal to 35% of the transaction revenues. In general, if TradeSpark provides voice-assisted brokerage services with respect to a transaction, then we receive 35% of the revenues and TradeSpark receives 65% of the revenues. Cantor also entered into an administrative services agreement with TradeSpark pursuant to which it will provide administrative services to TradeSpark at cost. We and Cantor each received representation rights on the management committee of TradeSpark in proportion to our ownership interests in TradeSpark.

In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, which will result in revenues to us under the TradeSpark technology services agreement, we issued 5,500,000 shares of our Series A preferred stock and 2,500,000 shares of our Series B preferred stock to a limited liability company newly-formed by the EIPs (EIP Holdings) to hold their investments in TradeSpark and the Series A and B preferred stock.

MUNICIPAL PARTNERS

On July 21, 2000, Cantor acquired the brokerage business of MPI pursuant to an Asset Purchase Agreement by and among us, Cantor, MPI and the individuals signatory thereto for a cash payment of $1,500,000. In connection therewith, we issued to MPIs' shareholders 28,374 shares of our Class A common stock (the Restricted Stock) having a value at the date of issuance of $1,350,000. The Restricted Stock is subject to a lock-up, which will be released as to 1/3 of the shares on each of April 1, 2001, July 21, 2001 and July 21, 2002. Although the purchased assets are owned by Cantor, we are entitled to 100% of the revenues generated from any fully electronic transaction effected in a marketplace utilizing our eSpeedSM system pursuant to the Joint Services Agreement, less a 35% service fee paid to Cantor. In addition, in order to provide incentives to promote the use of our eSpeedSM trading platform in connection with the purchased business, we granted an aggregate of 28,374 restricted shares of our Class A common stock (the Additional Stock) pursuant to our long-term incentive plan for an aggregate of $1,250,000 to certain employees and stockholders of MPI that joined Cantor in exchange for interest-bearing promissory notes in the same aggregate principal amount. The Additional Stock may be redeemed, at our option, by cancellation of the related promissory note if we do not receive $3,000,000 in electronic transaction revenues generated by Cantor's municipal bond brokerage business for any consecutive 12-month period during the three years following the closing on July 21, 2000.

FREEDOM INTERNATIONAL BROKERAGE

On January 29, 2001, we and Cantor formed a limited partnership to acquire 66.7% of Freedom International Brokerage. We will contribute 310,770 shares of our Class A common stock to the limited partnership and Cantor will contribute 103,589 shares of our Class A common stock. We will acquire a limited partnership interest and a 15% profits interest. Cantor will acquire a general partnership interest and a 85% profits interest. We will not be allocated any of the partnership's losses, while Cantor will be allocated 100% of the partnership's losses, with a preferential profits interest to the extent there were prior, unrecovered losses. In addition, we will issue warrants to purchase 400,000 shares of our Class A common stock to provide incentives to the Freedom owner-participants other than us and Cantor to migrate to our fully electronic platform.

Upon the closing of the transaction, we will enter into a services agreement with Freedom to provide for electronic trading technology and services and infrastructure/back-offices services. Under this agreement, we will be entitled to 100% of the electronic transaction services revenues and will pay a fulfillment services fee of 35% to Freedom. We will also receive 35% of revenues derived from all voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information that is not incidental to the above services.

OUR EMPLOYEES' PURCHASE OF CANTOR FITZGERALD, L.P. PARTNERSHIP UNITS

We have agreed to pay a cash bonus to five of our employees totaling $1.8 million. These employees will use the after-tax amount of the bonus to purchase units in Cantor Fitzgerald, L.P. When an employee is no longer a partner of Cantor (typically if he ceases to be employed by us), and if the employee has been employed by us for a period of more than four years and does not go to work for a competitor, then the employee will receive his capital in Cantor in four equal annual installments, with interest at an applicable federal rate. Amounts not paid to an employee who leaves before the fourth anniversary, or who leaves and competes with us, Cantor or any of its affiliates, will be paid to us.

INSIDER COMPENSATION

Joseph Shea, one of our directors, received a total of $375,000 in salary and bonus from us in fiscal year 2000 as compensation for his services as one of our employees.

INDEMNIFICATION BY CANTOR

Although we do not expect to incur any losses with respect to pending lawsuits or supplemental allegations surrounding Cantor's limited partnership agreement, Cantor has agreed to indemnify us with respect to any liabilities we incur as a result of such lawsuits or allegations.

REVERSE REPURCHASE AGREEMENTS

We enter into overnight reverse repurchase agreements with Cantor. At December 31, 2000, the reverse repurchase agreements totaled $122.0 million, including accrued interest. The securities collateralizing the reverse repurchase agreements are held under a custodial arrangement with a third party bank.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)(1) Financial Statements.  See Index to Financial Statements on page 51.

(a)(2) All other schedules are omitted because they are not applicable, not required or the required information is in the financial statements or the notes thereto.

(a)(3) The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. We have requested confidential treatment as to certain portions of the Exhibits designated by a cross ("), which portions have been omitted and filed separately with the Securities and Exchange Commission.


Exhibit Number     Description
--------------     -----------
    2.1            --   Assignment and Assumption Agreement,  dated as of December 9, 1999, by and among
                        Cantor  Fitzgerald,  L.P.,  Cantor  Fitzgerald  Securities,  CFFE,  LLC,  Cantor
                        Fitzgerald  L.L.C.,  CFPH,  LLC,  Cantor  Fitzgerald  &  Co.  and  eSpeed,  Inc.
                        (Incorporated by reference by Exhibit 2.1 to the  Registrant's  Annual Report on
                        Form 10-K for the year ended December 31, 1999).
    2.2            --   Assignment and Assumption Agreement,  dated as of, December 9, 1999 by and among
                        Cantor Fitzgerald  International,  eSpeed Securities  International  Limited and
                        Cantor Fitzgerald  International  Holdings,  L.P.  (Incorporated by reference to
                        Exhibit 2.2 to the  Registrant's  Annual  Report on Form 10-K for the year ended
                        December 31, 1999).
    3.1            --   Amended and Restated Certificate of Incorporation of eSpeed, Inc.  (Incorporated
                        by reference to Exhibit 3.1 to the Registrant's  Registration  Statement on Form
                        S-1 (Reg. No. 333-87475)).
    3.2            --   Second Amended and Restated By-Laws of eSpeed,  Inc.  (Incorporated by reference to  Exhibit  3.2 to the  Registrant's  Quarterly  Report  on Form  10-Q  for the
                        quarter ended March 31, 2000).
    3.3            --   Certificate  of  Designations,  Preferences  and  Rights of Series A  Redeemable
                        Convertible  Preferred  Stock of eSpeed,  Inc.  (Incorporated  by  reference  to
                        Exhibit 3.3 to the  Registrant's  Quarterly  Report on Form 10-Q for the quarter ended September 30, 2000).
    3.4            --   Certificate  of  Designations,  Preferences  and  Rights of Series B  Redeemable
                        Convertible  Preferred  Stock of eSpeed,  Inc.  (Incorporated  by  reference  to
                        Exhibit 3.3 to the  Registrant's  Quarterly  Report on Form 10-Q for the quarter ended September 30, 2000).




Exhibit Number     Description
--------------     -----------
    4              --   Specimen  Class A  Common  Stock  Certificate.  (Incorporated  by  reference  to
                        Exhibit 4  to  the  Registrant's  Registration  Statement on Form S-1 (Reg.  No.
                        333-87475)).
    10.1*          --   Long-Term Incentive Plan of eSpeed,  Inc.  (Incorporated by reference to Exhibit
                        10.1  to  the  Registrant's   Registration  Statement  on  Form  S-1  (Reg.  No.
                        333-87475)).
    10.2           --   Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan.
    10.3           --   Joint  Services  Agreement,  dated as of December 15, 1999,  by and among Cantor
                        Fitzgerald,  L.P.,  Cantor  Fitzgerald  International,  Cantor Fitzgerald Gilts,
                        Cantor  Fitzgerald  Securities,  Cantor  Fitzgerald  &  Co.,  Cantor  Fitzgerald
                        Partners,  eSpeed, Inc., eSpeed Securities,  Inc., eSpeed Government Securities,
                        Inc.,  eSpeed  Securities   International   Limited  and  eSpeed  Markets, P Inc.
                        (Incorporated by reference to Exhibit 10.3 to the Registrant's  Annual Report on
                        Form 10-K for the year ended December 31, 1999).
    10.4           --   Amendment  No. 1 to Joint  Services  Agreement,  dated as of January 1, 2000, by and among  Cantor  Fitzgerald  L.P.,  Cantor  Fitzgerald  International,  Cantor
                        Fitzgerald Gilts, Cantor Fitzgerald Securities,  Cantor Fitzgerald & Co., Cantor
                        Fitzgerald  Partners,  eSpeed Inc., eSpeed  Securities,  Inc., eSpeed Government
                        Securities,  eSpeed Securities  International  Limited and eSpeed Markets,  Inc.
                        (Incorporated by reference to Exhibit 10.4 to the Registrant's  Annual Report on
                        Form 10-K for the year ended December 31, 1999).
    10.5           --   Administrative  Services Agreement,  dated as of December 15, 1999, by and among
                        Cantor  Fitzgerald,  L.P.,  Cantor Fitzgerald  International,  Cantor Fitzgerald
                        Gilts, Cantor Fitzgerald Securities,  Cantor Fitzgerald & Co., Cantor Fitzgerald
                        Partners,  eSpeed, Inc., eSpeed Securities,  Inc., eSpeed Government Securities,
                        Inc.,  eSpeed  Securities   International   Limited  and  eSpeed  Markets,  Inc.
                        (Incorporated by reference to Exhibit 10.5 to the Registrant's  Annual Report on
                        Form 10-K for the year ended December 31, 1999).
    10.6           --   Registration  Rights  Agreement,  dated as of  December  9,  1999,  by and among
                        eSpeed and the Investors  named therein.  (Incorporated  by reference to Exhibit
                        10.6 to the Registrant's  Annual Report on Form 10-K for the year ended December
                        31, 1999).
    10.7           --   Sublease  Agreement,  dated as of December 15, 1999,  between Cantor  Fitzgerald
                        Securities and eSpeed,  Inc.  (Incorporated  by reference to Exhibit 10.7 to the
                        Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
    10.8           --   Warrants  issued to  Martin J.  Wygod  and a  related  trust.  (Incorporated  by reference to Exhibit  10.8 to the  Registrant's  Annual  Report on Form 10-K for
                        the year ended December 31, 1999).



Exhibit Number     Description
--------------     -----------
    10.9           --   Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc.,
                        Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by
                        reference to Exhibit 10.9 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).


    10.10          --   Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor
                        Fitzgerald Securities (Incorporated by reference to Exhibit 10.10 to the Registrant's
                        Quarterly Report for the quarter ended June 30, 2000).

    10.11          --   Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor
                        Fitzgerald Securities and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit
                        10.11 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).


    10.12          --   Warrant issued to Dynegy, Inc.  (Incorporated by reference to Exhibit 10.12 to the
                        Registrant's Quarterly Report for the quarter ended June 30, 2000).


    10.13          --   Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to
                        Exhibit 10.13 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).

    10.14+         --   Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor
                        Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly
                        Report for the quarter ended June 30, 2000).
    10.15+         --   Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc.
                        and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.15 to the Registrant's
                        Quarterly Report for the quarter ended June 30, 2000).
    10.16          --   Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings,
                        LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy
                        Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by
                        reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

    10.17          --   Amendment  No. 2 to  Joint  Services  Agreement,  dated  as of July 1,  2000,  by and
                        among  Cantor  Fitzgerald,   L.P.,  Cantor  Fitzgerald   International,   Cantor
                        Fitzgerald  Europe,  Cantor  Fitzgerald  Securities,  Cantor  Fitzgerald  & Co.,
                        Cantor  Fitzgerald  Partners,  eSpeed  Inc.,  eSpeed  Securities,  Inc.,  eSpeed
                        Government  Securities,  eSpeed International  Limited and eSpeed Markets,  Inc.
                        (Incorporated  by  reference  to  Exhibit  10.17 to the  Registrant's  Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 2000).




Exhibit Number     Description
--------------     -----------
    10.18          --   Amendment No. 3 to Joint Services Agreement,  dated as of September 22, 2000, by and among Cantor  Fitzgerald,  L.P.,  Cantor  Fitzgerald  International,  Cantor
                        Fitzgerald  Europe,  Cantor  Fitzgerald  Securities,  Cantor  Fitzgerald  & Co.,
                        Cantor  Fitzgerald  Partners,  eSpeed  Inc.,  eSpeed  Securities,  Inc.,  eSpeed
                        Government  Securities,  eSpeed International  Limited and eSpeed Markets,  Inc.
                        (Incorporated  by  reference  to  Exhibit  10.18 to the  Registrant's  Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 2000).
    21             --   List of subsidiaries of eSpeed, Inc.
    23             --   Consent of Deloitte & Touche LLP, independent auditors.



    (b) Reports on Form 8-K.

        We did not file any Form 8-K Current Reports during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                eSPEED, INC.


                                /s/ Howard W. Lutnick
                                --------------------------------------------
                                Howard W. Lutnick
                                Chairman of the Board and
                                Chief Executive Officer


Dated: February 26, 2001


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




Signature                                      Title                                                  Date
----------                                     -----                                                  -----
/s/ Howard W. Lutnick                          Chairman of the Board and Chief Executive         February 26, 2001
------------------------------------------     Officer (Principal Executive Officer)
Howard W. Lutnick

/s/ Frederick T. Varacchi                      President and Chief Operating Officer             February 26, 2001
------------------------------------------
Frederick T. Varacchi

/s/ Douglas B. Gardner                         Vice Chairman                                     February 26, 2001
------------------------------------------
Douglas B. Gardner

/s/ Jeffrey G. Goldflam                        Senior Vice President and Chief Financial         February 26, 2001
------------------------------------------     Officer (Principal Financial and
Jeffrey G. Goldflam                            Accounting Officer)

/s/ Richard C. Breeden                         Director                                          February 26, 2001
------------------------------------------
Richard C. Breeden

/s/ Larry R. Carter                            Director                                          February 26, 2001
------------------------------------------
Larry R. Carter

/s/ William J. Moran                           Director                                          February 26, 2001
------------------------------------------
William J. Moran

/s/ Joseph P. Shea                             Director                                          February 26, 2001
------------------------------------------
Joseph P. Shea
