Form 10-Q
period 2001-03-31
ESPEED INC
filed 2001-05-15
CIK 1094831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 -----------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                         Commission file number 0-28191

                                  eSpeed, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                               13-4063515
   ----------------------------------     ----------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification
    Incorporation or Organization)                      No.)


                       One World Trade Center, 103rd Floor
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                            New York, New York 10048
             ------------------------------------------------------
                             (City, State, Zip Code)

                                 (212) 938-3773
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

--------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                  Outstanding at May 8, 2001
-----                                                  --------------------------
Class A common stock, par value $.01 per share         24,655,271
Class B common stock, par value $.01 per share         30,114,575

Part I-FINANCIAL INFORMATION



ITEM 1.  Financial Statements (See Note A):                                Page

Consolidated Statements of Financial Condition -                            1
March 31, 2001 (unaudited) and December 31, 2000

Consolidated Statements of Operations (unaudited) - Three Months            2
Ended March 31, 2001 and March 31, 2000

Consolidated Statements of Cash Flows (unaudited) - Three Months            3
Ended March 31, 2001 and March 31, 2000

Notes to Consolidated Financial Statements (unaudited)                      4

ITEM 2. Management's Discussion and Analysis of Financial Condition         11
and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk          16

PART II--OTHER INFORMATION



ITEM 1.  Legal Proceedings                                                  17

ITEM 2.  Changes in Securities and Use of Proceeds                          17


Note A:

The Company has received comments from the Staff of the Securities and Exchange Commission on the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The principal issue currently being discussed involves the presentation of revenues relating to the Company's fully electronic transactions. The Company recognizes all of the revenues from fully electronic transactions and reflects the fulfillment services fees it pays to Cantor or TradeSpark as an expense. The Staff has sought more information in connection with the Company's presentation and is inquiring whether, because of the involvement of Cantor and TradeSpark in the Company's fully electronic transactions, these transactions are with related parties and such revenues would more appropriately be reflected net of fulfillment services fees.

The Company believes that it has presented these revenues appropriately in accordance with generally accepted accounting principles.

If the Company were to reflect its fully electronic transactions on a net basis, the effect would be to eliminate the presentation of fulfillment services fees as an expense and to reduce the Company's revenues by an equal amount. This change would have no effect on the Company's net loss, net income, earnings per share or cash flows for any prior or future period.

                          eSpeed, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   As of March 31, 2001 and December 31, 2000

                                     Assets

                                                                    March 31, 2001     December 31,
                                                                      (unaudited)         2000
                                                                     -------------    -------------
Cash .............................................................   $   1,390,332    $     161,463
Reverse repurchase agreements with related parties ...............     160,495,777      122,002,249
                                                                     -------------    -------------
       Total cash and cash equivalents ...........................     161,886,109      122,163,712
Fixed assets, net ................................................      26,748,308       23,441,365
Investments ......................................................       5,776,322        5,833,679
Other assets .....................................................       3,898,375        3,683,507
                                                                     -------------    -------------
        Total assets .............................................   $ 198,309,114    $ 155,122,263
                                                                     =============    =============

                      Liabilities and Stockholders' Equity

Liabilities:
Payable to related parties, net ..................................   $   7,367,647    $  11,370,248
Accounts payable and accrued liabilities .........................      12,907,051       11,494,262
                                                                     -------------    -------------
       Total liabilities .........................................      20,274,698       22,864,510
                                                                     -------------    -------------

Stockholders' Equity:
Preferred stock, par value $.01 per share; 50,000,000
shares authorized, 8,000,000 shares issued and outstanding .......          80,000           80,000
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 23,946,063 and 16,342,202 shares issued and
outstanding ......................................................         239,461          163,422
Class B common stock, par value $.01 per share; 100,000,000 shares authorized; 30,468,163 and 35,520,480 shares issued and
outstanding ......................................................         304,682          355,205
Additional paid-in capital .......................................     254,168,811      205,908,024
Subscription receivable ..........................................      (1,250,000)      (1,250,000)
Unamortized expense of restricted stock awards....................        (217,177)              --
Accumulated deficit ..............................................     (75,291,361)     (72,998,898)
                                                                     -------------    -------------
     Total stockholders' equity ..................................     178,034,416      132,257,753
                                                                     -------------    -------------
     Total liabilities and stockholders' equity ..................   $ 198,309,114    $ 155,122,263
                                                                     =============    =============

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three months ended March 31, 2001 and March 31, 2000
                                   (unaudited)


                                                                  For the three   For the three
                                                                   months ended    months ended
                                                                  March 31, 2001  March 31, 2000
                                                                  -------------   -------------
Revenues:
Transaction revenues:
   Fully electronic transactions ...............................   $ 32,502,656    $ 14,502,288
   Voice-assisted brokerage transactions with related parties ..      5,363,462       3,861,240
   Screen assisted open outcry transactions with related parties        100,658         882,868
                                                                   ------------    ------------
Total transaction revenues .....................................     37,966,776      19,246,396

System services fees from related parties ......................      2,959,851       3,161,057
Interest income from related parties ...........................      1,741,149       1,842,774
Licensing fees .................................................        448,420              --
                                                                   ------------    ------------
Total revenues .................................................     43,116,196      24,250,227
                                                                   ------------    ------------

Expenses:
Compensation and employee benefits .............................     15,848,598      11,337,786
Occupancy and equipment ........................................      6,973,004       4,699,749
Professional and consulting fees ...............................      3,700,409       2,459,088
Communications and client networks .............................      1,900,273         839,694
Marketing ......................................................      1,496,951       1,129,073
Fulfillment services fees paid to related parties ..............     11,228,622       5,075,801
Administrative fees paid to related parties ....................      1,950,637       1,604,151
Other ..........................................................      2,210,166       1,938,301
                                                                   ------------    ------------
Total expenses..................................................     45,308,660      29,083,643
                                                                   ------------    ------------

Loss before provision for income taxes .........................     (2,192,464)     (4,833,416)
                                                                   ============    ============

Provision for income taxes:
Federal ........................................................             --              --
State and local ................................................         99,999          92,500
                                                                   ------------    ------------
Total tax provision ............................................         99,999          92,500
                                                                   ------------    ------------

Net loss .......................................................   $ (2,292,463)   $ (4,925,916)
                                                                   ============    ============

Share and per share data:
Basic and diluted net loss per share ...........................   $       (.04)   $       (.10)
Weighted average shares of common stock outstanding ............     52,414,049      51,000,000


                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the three months ended March 31, 2001 and March 31,2000
                                   (unaudited)

                                                                  For the three    For the three
                                                                   months ended     months ended
                                                                  March 31, 2001   March 31, 2000
                                                                  --------------   --------------
Cash flows from operating activities:
Net loss ......................................................   $  (2,292,463)   $  (4,925,916)
Non-cash items included in net loss:
   Depreciation and amortization ..............................       1,688,238          932,335
   Equity in earnings of certain unconsolidated investments ...          57,357               --
   Non-cash issuance of securities under employee
     benefit plans ............................................         223,502               --

(Increase) decrease in operating assets:
     Other assets .............................................        (214,868)      (1,693,131)

Increase (decrease) in operating liabilities:
     Payable to related parties, net ..........................      (4,002,601)         162,920
     Accounts payable and accrued liabilities .................       1,412,789        4,254,204
                                                                  -------------    -------------
         Net cash used in operating activities ................      (3,128,046)      (1,269,588)
                                                                  -------------    -------------

Cash flows from investing activities:
Purchases of fixed assets .....................................      (3,056,309)      (3,462,263)
Capitalization of software development costs ..................      (1,938,872)      (1,574,143)
                                                                  -------------    -------------
        Net cash used in investing activities .................      (4,995,181)      (5,036,406)
                                                                  -------------    -------------

Cash flows from financing activities:
Proceeds from issuances of securities .........................      47,750,000               --
Proceeds from issuance of securities under the ESPP ...........         181,611               --
Proceeds from exercises of options ............................         285,098               --
Payments for issuance related expenses ........................        (371,085)              --
                                                                  -------------    -------------
     Net cash provided by financing activities ................      47,845,624               --
                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents ..........      39,722,397       (6,305,994)
                                                                  -------------    -------------
Cash and cash equivalents, beginning of period ................     122,163,712      134,845,522
                                                                  -------------    -------------
Cash and cash equivalents, end of period ......................   $ 161,886,109    $ 128,539,528
                                                                  =============    =============



                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Summary of Significant Accounting Policies

Basis of Presentation: eSpeed, Inc. (eSpeed or, together with its direct and indirect wholly owned subsidiaries, the Company) is a majority owned subsidiary of Cantor Fitzgerald Securities (CFS), which in turn is a 99.5% owned subsidiary of Cantor Fitzgerald, L.P. (CFLP, or together with its subsidiaries, Cantor). eSpeed, primarily engages in the business of operating interactive vertical electronic marketplaces designed to enable market participants to trade financial and non-financial products more efficiently and at a lower cost than traditional trading environments permit. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC), certain footnote disclosures, which are normally required under GAAP, have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Consolidated Statement of Financial Condition at December 31, 2000 was derived from audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements. Management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent. Estimates, by their nature, are based on judgment and available information. As such, actual results could differ from the estimates included in these consolidated financial statements.

Transaction Revenues: Securities transactions and the related transaction revenues are recorded on a trade date basis.

System Services Fees: Pursuant to two services agreements, the Company recognizes system services fees from related parties in amounts equal to its actual direct and indirect costs, including overhead, of providing such services at the time when such services are performed. For specific technology support functions that are both utilized by the Company and provided to related parties, the Company allocates the actual costs of providing such support functions based on the relative usage of such support services by each party.

Licensing Fees: Certain clients of the Company provide online access to their customers through use of the Company's electronic trading platform. The Company receives up-front and/or periodic licensing and
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


maintenance fees for the use of its platform. Such fees are deferred and recognized as revenue ratably over the term of the licensing agreement.

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

Stock Based Compensation: Awards to employees of options to purchase the common stock of the Company are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No expense is recognized for awards under non-compensatory plans. The expense for awards under compensatory plans is recognized ratably over the service period with the unamortized portion reflected as a component of stockholders' equity. Options and warrants granted to nonemployees are accounted for under the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", where the options or warrants granted are recognized based on the fair value of the options or warrants at the time of the grant.

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

Reclassifications: Certain reclassifications have been made to prior year balances in order to conform to the current period presentation.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


2.       Fixed Assets

Fixed assets consist of the following:                         March 31, 2001        December 31, 2000
                                                              ------------------   ----------------------
Computer and communication equipment                               $ 22,982,252           $   19,920,077
Software, including software development costs                       14,152,400               12,038,930
Leasehold improvements and other fixed assets                           590,809                  422,396
                                                              ------------------   ----------------------
                                                                     37,725,461               32,381,403
Less accumulated depreciation and amortization                     (10,977,153)              (8,940,038)
                                                              ------------------   ----------------------
Fixed assets, net                                                  $ 26,748,308             $ 23,441,365
                                                              ==================   ======================

3.       Income Taxes

Since the date of the Company's initial public offering (the Offering), the Company has been subject to income tax as a corporation. Net operating losses
(NOLs) from that date, approximating $29,300,000, will be available on a carry forward basis to offset future operating income of the Company. However, a valuation allowance has been recorded at March 31, 2001 to offset the full amount of the NOLs as realization of this deferred tax benefit is dependent upon generating sufficient taxable income prior to the expiration of the NOLs.

4.       Related Party Transactions

During the three months ended March 31, 2001 and the three months ended December 31, 2000, all of the Company's Reverse Repurchase Agreements were transacted on an overnight basis with CFS. Under the terms of these agreements, the securities collateralizing the Reverse Repurchase Agreements are held under a custodial arrangement with a third party bank and are permitted to be resold or repledged. The fair value of such collateral at March 31, 2001 and December 31, 2000 totaled $161,551,080 and $122,620,469, respectively.

Under a Joint Services Agreement between the Company and Cantor and a Services Agreement between the Company and TradeSpark, the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor or TradeSpark provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, the Company earns 100% of the transaction revenues and pays to Cantor or TradeSpark a fulfillment service fee equal to 35% (and 20% if the product is traded on the Cantor Exchange) of the transaction revenues. In general, for voice-assisted brokerage transactions, Cantor or TradeSpark earns 100% of the transaction revenues and pays to the Company a service fee equal to 7% of the transaction revenues, in the case of Cantor, and 35% of the transaction revenues, in the case of TradeSpark.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Under those services agreements, the Company has agreed to provide Cantor and TradeSpark technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights, having potential application in a gaming business. The Company charges Cantor and TradeSpark the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis.

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


5.       Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At March 31, 2001, eSpeed Government Securities, Inc.'s liquid capital of $38,926,669 was in excess of minimum requirements by $38,901,669.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2001, eSpeed Securities, Inc. had net capital of $4,718,450, which was $4,491,248 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .72 to 1.

6.       Employee Share Transactions

The Employee Stock Purchase Plan (the ESPP) permits eligible employees to purchase shares of Class A common stock at a discount. At the end of each purchase period, as defined, accumulated payroll deductions are used to purchase stock at 85% of the lowest market price at various defined dates during the offering period. The Company issued 13,601 shares of Class A common stock at a price of $13.33 per share under the ESPP during the three months ended March 31, 2001 with respect to amounts withheld in the fourth quarter of 2000.

During the three months ended March 31, 2001, the Company issued 12,959 shares of its Class A common stock to employees as a result of exercises of options with a strike price of $22. The options had been granted pursuant to the eSpeed, Inc. 1999 Long-Term Incentive Plan (the LT Plan).

The Company issued 10,934 shares of restricted Class A common stock valued at $220,247 to certain employees under the LT Plan. The shares vest over four years. For the three months ended March 31, 2001, the Company recognized $3,070 of compensation expense related to the awards.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The Company issued 14,050 shares of its Class A common stock valued at $220,432 as the Company's matching contribution to the eSpeed Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates during the three months ended March 31, 2001 with respect to employee contributions in 2000.

7.       Segment and Geographic Data

Segment Information: The Company currently operates its business in one segment, that of operating interactive electronic vertical marketplaces for the trading of financial and non-financial products, licensing software and providing technology support services to Cantor and other related parties.

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



Transaction Revenues:                               Three months ended               Three months ended
                                                      March 31, 2001                   March 31, 2000
----------------------------------                ------------------------         -----------------------

Europe                                                      $   6,790,341                  $    3,142,845
Asia                                                              780,023                         315,200
                                                  ------------------------         -----------------------
Total Non-Americas                                              7,570,364                       3,458,045
Americas                                                       30,396,412                      15,788,351
                                                  ------------------------         -----------------------
Total                                                       $  37,966,776                  $   19,246,396
                                                  ========================         =======================

Average long-lived assets:                            March 31, 2001                 December 31, 2000
----------------------------------                ------------------------         -----------------------
Europe                                                      $   2,970,439                  $    2,225,886
Asia                                                              411,750                         791,570
                                                  ------------------------         -----------------------
Total Non-Americas                                              3,832,189                       3,017,456
Americas                                                       21,712,646                      13,736,827
                                                  ------------------------         -----------------------
Total                                                       $  25,094,835                  $   16,754,283
                                                  ========================         =======================

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

8.       Secondary Offering of Securities

On March 13, 2001, the Company and selling stockholders, including CFS, completed a secondary offering of 7,135,000 shares of the Company's Class A common stock to the public at $20 per share. Of the Class A common stock offered, 2,500,000 shares were issued by the Company, and 4,635,000 shares were sold by the selling stockholders, principally CFS. Proceeds to the Company, net of underwriting discounts and offering costs, were $47,378,915. On April 11, 2001, CFS sold an additional 250,000 shares of Class A common stock in connection with the exercise of the underwriters' over-allotment option.

9.      Subsequent Events

On January 29, 2001, the Company and Cantor agreed to form a limited partnership (the LP) to acquire an interest in Freedom International Brokerage (Freedom), a Canadian government securities broker-dealer. On April 4, 2001, the Company contributed 310,769 shares of its Class A common stock to the LP as a limited partner, which entitles the Company to 75% of the LP's capital interest in Freedom. The Company will share in 15% of the LP's cumulative profits but not in cumulative losses. Cantor contributed 103,588 shares of the Company's Class A common stock as the general partner. Cantor will be allocated all of the LP's cumulative losses or 85% of the cumulative profits. The LP exchanged the 414,357 shares for a 66.7% interest in Freedom. In addition, the Company issued warrants to purchase 400,000 shares of its Class A common stock to provide incentives to the other Freedom owner participants to migrate to the Company's fully electronic platform. Accordingly, the Company currently expects to record non-cash charges over three years aggregating approximately $3,600,000, representing the value of the warrants. To the extent necessary to protect the Company from any allocation of losses, Cantor is required to provide future capital contributions to the LP up to an amount that would make Cantor's total contribution equal to the Company's initial investment in the LP.

The Company is entitled to 100% of the electronic transaction services revenues and pays 35% of that to Freedom as a fee in respect of fulfillment services. The Company also receives a fee equal to 35% of Freedom's revenues derived from all voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information.

The Company entered into this transaction principally to expand its business in Canadian fixed-income, foreign exchange and other capital markets products and to leverage its opportunities to transact business with the six leading Canadian financial institutions that are participants in Freedom. Freedom is a Nova Scotia unlimited liability company. The Company believes that Freedom may experience significant short-term losses as the voice brokerage business of Freedom is converted to a fully electronic marketplace. Accordingly, the Company was willing to accept a reduced profits interest in order to avoid recognizing potentially significant short-term losses prior to the anticipated achievement by Freedom of profitability. The Company determined the appropriate number of shares and warrants to be issued by it in this transaction based on the anticipated benefits to be realized by it and the structure of the profit and loss arrangement.

The Company announced on April 25, 2001 that it had purchased the exclusive rights to United States Patent No. 4,903,201 (the Wagner Patent) dealing with the design and operation of automated futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from Electronic Trading Systems Corporation for an initial payment of $1,750,000
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


in cash and $500,000 in the Company's Class A common stock. Additional payments are contingent upon the generation of patent-related revenues.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our limited operating history, our expected incurrence of future losses and negative cash flow from operations, our ability to enter into marketing and strategic alliances, to effectively manage our growth, to expand the use of our electronic system and to induce clients to use our marketplaces and services, and other factors that are discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto appearing elsewhere in this filing.


Overview

eSpeed, Inc. was incorporated on June 3, 1999 as a Delaware corporation. Our direct and indirect wholly owned subsidiaries are eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Markets, Inc., eSpeed International Limited, eSpeed (Canada), Inc., eSpeed (Japan) Limited, eSpeed (Australia) Pty Limited, eSpeed (Hong Kong) Holdings I, Inc., eSpeed (Hong Kong) Holdings II, Inc. and eSpeed (Hong Kong) Limited. Prior to our initial public offering in December 1999, we were a wholly-owned subsidiary of, and we conducted our operations as a division of, Cantor Fitzgerald Securities, which in turn is a 99.5%-owned subsidiary of Cantor Fitzgerald, L.P. (collectively with its affiliates, "Cantor"). We commenced operations as a division of Cantor on March 10, 1999, the date the first fully electronic transaction using our eSpeed(R) system was executed. Cantor had been developing systems to promote fully electronic marketplaces since the early 1990s. Since January 1996, Cantor has used our eSpeed(R) system internally to conduct electronic trading.

Concurrent with our initial public offering in December 1999, Cantor contributed to us, and we acquired from Cantor, certain of our assets. These assets primarily consist of proprietary software, network distribution systems, technologies and other related contractual rights that comprise our eSpeed(R) system.

We operate interactive electronic marketplaces and license customized real-time software solutions to our clients. In general, we receive transaction fees based on a percentage of the face value of products traded through our system. Products may be traded on a fully electronic basis, electronically through a voice broker, or via open outcry with prices displayed on data screens. Additionally, we receive revenues from licensing software and providing technology support.

We are pursuing an aggressive strategy to expand our client base and expand the number and types of products that our clients can trade electronically on our system. Other than Cantor, no client of ours accounted for more than 10% of our revenues from our date of inception through March 31, 2001.

  Results of Operations

  For the Three Months Ended March 31, 2001 and March 31, 2000


Revenues                                                             Three months ended
                                                                 -------------------------
                                                                   March 31,    March 31,
                                                                    2001          2000
                                                                 -----------   -----------
Transaction Revenues:
Fully electronic transactions ................................   $32,502,656   $14,502,288
Voice-assisted brokerage transactions with related parties ...     5,363,462     3,861,240
Screen assisted open outcry transactions with related parties        100,658       882,868
                                                                 -----------   -----------
Total transaction revenues ...................................    37,966,776    19,246,396
System services fees from related parties ....................     2,959,851     3,161,057
Interest income from related parties .........................     1,741,149     1,842,774
Licensing fees ...............................................       448,420          --
                                                                 -----------   -----------
            Total revenues ...................................   $43,116,196   $24,250,227
                                                                 ===========   ===========


Transaction revenues

Under a Joint Services Agreement between us and Cantor and a Services Agreement between us and TradeSpark, we own and operate the electronic trading system and are responsible for providing electronic brokerage services, and Cantor or TradeSpark provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, we earn 100% of the transaction revenues and pay to Cantor or TradeSpark a fulfillment service fee equal to 35% (and 20% if the product is traded on the Cantor Exchange) of the transaction revenues. In general, for voice-assisted brokerage transactions, Cantor or TradeSpark earns 100% of the transaction revenues and pays to us a service fee equal to 7% of the transaction revenues, in the case of Cantor, and 35% of the transaction revenues, in the case of TradeSpark.

For the three months ended March 31, 2001, we earned transaction revenues of $37,966,776 as compared to $19,246,396 for the three months ended March 31, 2000, an increase of 97%. The growth in these revenues was attributable to the continued increase in the number of products available on and clients trading on our eSpeed(R) system. For the three months ended March 31, 2001, 86% of our transaction revenues were generated from fully electronic transactions.

Our revenues are currently highly dependent on transaction volume in the global financial product markets. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. We anticipate expanded usage of our eSpeed(R) system for non-financial products. As additional clients utilize our eSpeed(R) system (for both financial and non-financial products), we expect that our transaction revenues will continue to increase and our reliance on fixed income financial products will decrease.

System services fees from related parties

Under two services agreements, we provide Cantor and TradeSpark technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights, having potential application in a gaming business. We charge Cantor and TradeSpark the actual direct and indirect costs, including overhead, of providing such services and receive payment on a monthly basis.

System services fees from related parties for the three months ended March 31, 2001 were $2,959,851. This compares with system services fees for the three months ended March 31, 2000 of $3,161,057, a decrease of 6%. For the three months ended March 31, 2001, system services fees decreased primarily as a result of a decrease in support provided to Cantor and the migration of some of our clients to fully electronic transactions. As a percentage of revenues, system services fees decreased from 13% for the three months ended March 31, 2000 to 7% for the three months ended March 31, 2001 as a result of our increased transaction revenues.

Interest income from related parties

For the three months ended March 31, 2001, we generated interest income from related parties on overnight reverse repurchase agreements of $1,741,149, at a weighted average interest rate of 5.9%, as compared to interest income of $1,842,774, at a weighted average interest rate of 5.6% for the three months ended March 31, 2000. This decrease reflects the fact that the proceeds from our initial public offering were used in 2000 for operating expenses and purchases of assets.

Licensing fees

Licensing fees for the three months ended March 31, 2001 were $448,420. We had no licensing fees for the three months ended March 31, 2000. We anticipate that as we enter into additional licensing agreements, our revenues from licensing fees will grow.


Expenses                                                Three months ended
                                                    -------------------------
                                                     March 31,      March 31,
                                                       2001          2000
                                                    -----------   -----------
Compensation and employee benefits ..............   $15,848,598   $11,337,786
Occupancy and equipment .........................     6,973,004     4,699,749
Professional and consulting fees ................     3,700,409     2,459,088
Communications and client networks ..............     1,900,273       839,694
Marketing .......................................     1,496,951     1,129,073
Fulfillment services fees paid to related
  parties .......................................    11,228,622     5,075,801
Administrative fees paid to related parties .....     1,950,637     1,604,151
Other ...........................................     2,210,166     1,938,301
                                                    -----------   -----------

        Total expenses ..........................   $45,308,660   $29,083,643
                                                    ===========   ===========

Compensation and employee benefits

At March 31, 2001, we had approximately 471 professionals, as compared to approximately 415 employees at March 31, 2000. Substantially all of our employees are full time employees located predominantly in New York and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided medical benefits for our employees. For the three months ended March 31, 2001, our compensation costs were $15,848,598 as compared to $11,337,786 for the three months ended March 31, 2000, an increase of 40%, principally due to our increased number of employees. Although we will continue to add personnel to develop new electronic marketplaces and maintain our existing infrastructure, we estimate our compensation costs will increase at more modest rates.

Occupancy and equipment

Occupancy and equipment costs were $6,973,004 for the three months ended March 31, 2001 as compared to occupancy and equipment costs of $4,699,749 for the three months ended March 31, 2000, an increase of 48%. The increase in occupancy and equipment costs was due to the expansion of space needed to accommodate our additional operations and an increase in the number of our locations, including our new concurrent computing center in New Jersey. Our equipment expenses should increase as we continue to invest in technology and related equipment. Occupancy expenditures are comprised primarily of the rent and facilities costs of our New York, London and Tokyo offices.

Professional and consulting fees

Professional and consulting fees were $3,700,409 for the three months ended March 31, 2001 as compared to $2,459,088 for the three months ended March 31, 2000, an increase of 50%, due to an increase in our strategic investment activities and expenses incurred in connection with technology development. Our professional and consulting fees will likely increase over the foreseeable future.

Communications and client networks

Communications costs were $1,900,273 for the three months ended March 31, 2001, a 126% increase over communication costs of $839,694 for the three months ended March 31, 2000. Communications costs included the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. The increase in costs was attributable to the continuing expansion of our globally managed digital network. We expect such costs to increase as we continue to expand into new marketplaces and geographic locations and establish additional communication links with clients.

Marketing

We incurred marketing expenses of $1,496,951 during the three months ended March 31, 2001, as compared to marketing expenses during the three-month period ended March 31, 2000 of $1,129,073, an increase of 33%. Although we do not anticipate that our marketing expenses will significantly change over the foreseeable future with respect to our current operations, they may increase as we expand the scope of our business.

Fulfillment services fees paid to related parties

Under two services agreements, we pay fulfillment services fees to related parties in amounts generally equal to 35% of commissions paid by clients related to fully electronic transactions. Such costs were $11,228,622 for the three months ended March 31, 2001, an increase of 121% as compared to fulfillment services fees of $5,075,801 for the three months ended March 31, 2000. This increase was due to the increased amount of revenues from fully electronic transactions on our eSpeed(R) system. As we continue to sign up new clients and the volume of business in fully electronic transactions increases, this expense will increase commensurately with our fully electronic transaction revenues.

Administrative fees paid to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect cost of providing such services. Administrative fees paid to related parties were $1,950,637 for the three months ended March 31, 2001 as compared to administrative fees of $1,604,151 for the three months ended March 31, 2000, an increase of 22%. Administrative fees increased due to the expanded scope of our business. As we continue to expand our business and employee base, administrative fees will also likely increase.

Other expenses

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the three months ended March 31, 2001, other expenses were $2,210,166 as compared to other expenses of $1,938,301 for the three months ended March 31, 2000, an increase of 14%, principally as a result of our increased business activity.


Net loss

Our net loss was $2,292,463 for the three months ended March 31, 2001, as compared to our net loss of $4,925,916 for the three months ended March 31, 2000, a decrease of 54%. We expect that we will continue to incur losses and generate negative cash flow from operations for at least the first half of 2001 as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had cash and cash equivalents of $161.9 million, an increase of $39.7 million as compared to December 31, 2000. We used cash of $3.1 million in our operating activities, consisting of net loss after non-cash items of $0.3 million and $2.8 million of other changes in operating assets and liabilities. We also used $5.0 million in purchasing additional fixed assets, including the costs incurred to develop software, offset by $47.8 million of net proceeds from issuances of our Class A common stock principally related to our secondary offering in March 2001.

Our operating cash flows consist of transaction revenues, system services and licensing fees, various fees paid to or costs reimbursed to Cantor or TradeSpark, other costs paid directly by us and investment income. Under the Administrative Services Agreement with Cantor and our two services agreements, any net receivable or payable is settled monthly, at the discretion of the parties.

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


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


We have invested $160,495,777 of our cash in securities purchased under reverse repurchase agreements with Cantor, which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our cash in a manner that provides us with the appropriate level of liquidity to enable us to meet our current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that we do not currently have outside bank funding.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

In a case pending in the United States District Court for the Southern District of New York, Cantor Fitzgerald Incorporated and Iris Cantor allege, among other things, that certain senior officers of Cantor Fitzgerald, L.P. breached fiduciary duties they owed to Cantor Fitzgerald Incorporated. The allegations in this lawsuit relate to several of the same events underlying the court proceedings involving the same parties in Delaware. On May 15, 2000, the senior officers of Cantor Fitzgerald, L.P. who are defendants in the federal action in New York moved to dismiss the complaint against them on several grounds, including, among other things, that the March 13, 2000 decision from the Delaware Court of Chancery prevents Iris Cantor and Cantor Fitzgerald Incorporated from relitigating matters that were adjudicated against them in Delaware. On February 7, 2001, the court granted the motion to dismiss Cantor Fitzgerald Incorporated's complaint. Cantor Fitzgerald Incorporated and Iris Cantor have appealed the district court's decision.

For a complete description of this action and the related action in Delaware, see Note 4 of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2000.


ITEM 2.  Changes in Securities and Use of Proceeds.

          (d) The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and CFS, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. Of the $139.6 million raised, approximately $5.8 million has been used to fund investments in various entities, approximately $30.3 million has been used to acquire fixed assets and to pay for the development of capitalized software and approximately $13.4 million has been used for other working capital purposes. The remaining $90.1 has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank.

         Of the amount of proceeds spent through March 31, 2001, approximately $10.1 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  eSpeed, Inc.
                                  (Registrant)

Date:    May 15, 2001             /s/ Howard W. Lutnick
                                  ---------------------
                                  Howard W. Lutnick
                                  Chairman and Chief Executive Officer


Date:    May 15, 2001             /s/ Jeffrey G. Goldflam
                                  -----------------------
                                  Jeffrey G. Goldflam
                                  Senior Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)