Form 10-K/A
period 2000-12-31
ESPEED INC
filed 2001-06-15
CIK 1094831

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K/A

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

Class                                            Outstanding at February 8, 2001

Class A Common Stock, par value $.01 per share   19,159,612 shares
Class B Common Stock, par value $.01 per share   32,724,600 shares

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      None.

================================================================================
                                  eSPEED, INC.
                         2000 FORM 10-K/A ANNUAL REPORT

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.....................................................83

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................87

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K....................................................94

                                Introductory Note


We are filing this Form 10-K/A principally in order to amend our presentation of revenues from fully electronic transactions in our financial statements for the year ended December 31, 2000 and the period from March 10, 1999 to December 31, 1999. Because of the involvement of Cantor Fitzgerald and TradeSpark in our fully electronic transactions, these transactions are considered to be with related parties and our revenues should be reflected net of the fulfillment services fees we have paid to Cantor Fitzgerald and TradeSpark.

The effect of this amendment is to eliminate expenses of $27.9 million and $3.5 million related to fulfillment services fees paid by us for the year ended December 31, 2000 and the period from March 10, 1999 to December 31, 1999, respectively, and to reduce our revenues in each of those periods by an equal amount. This amendment has and will have no effect on our net loss, net income, earnings per share or cash flows for any prior or future period.

This Form 10-K/A also amends our accounting for shares issued by us to the shareholders of Municipal Partners, Inc. by treating that issuance as an issuance on behalf of Cantor Fitzgerald as part of the consideration paid for the purchase of the business of Municipal Partners, Inc. The impact of this change is to reduce our net loss per share for the year ended December 31, 2000 by $0.02.

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

OVERVIEW OF OUR BUSINESS


We are a leading provider of business-to-business electronic marketplace solutions. We host and operate electronic marketplaces and real-time auctions and license software to market participants through our fully-integrated network and over the Internet. Our products enable market participants to transact business instantaneously, more effectively and at lower cost. In 2000, we processed over 3 million electronic transactions, totaling more than $32 trillion of transactional volume. During the past year, we added over 35 new products to our electronic marketplaces, entered into key software licensing agreements and increased our revenues by more than 250 percent. We have over 650 clients, including the largest fixed income trading firms and leading natural gas and electricity trading firms in the world. We have offices in the U.S., Europe, Asia and Canada.


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

Our eSpeed(sm) system is accessible to our clients through (1) our proprietary application programming interface, or API, our dedicated front-end software application, (2) via the Internet through a browser interface or Java applet and
(3) front-end trading systems developed by third-party software companies. Our system runs on large-scale hardware located in three data centers in the U.S. and Europe and is distributed either over our global network or via the Internet through links to multiple, global Internet service providers.

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

Our Financial Vertical solution

The Financial Vertical contains many of Cantor's largest marketplaces, including U.S. Treasury and agency securities, European, Japanese, Canadian and emerging market sovereign bonds, U.S. and global corporate bonds, mortgage-backed securities, municipal bonds, interest rate swaps and options, futures, options, repos and basis trades. Cantor is a major facilitator and, in some cases, provider of liquidity in numerous financial products through its offices in the U.S., Canada, Europe and Asia. Our eSpeed Markets(sm) product provides the only way to electronically access Cantor's marketplaces. Our eSpeed Markets(sm) product also will power the electronic platform of Freedom International Brokerage, the leading inter-dealer broker of Canadian fixed income products, foreign exchanges and other capital products, upon the closing of our recent alliance with Freedom, Cantor and six leading financial institutions.


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


                                                 For the period from
                                                  March 10, 1999 to         For the year ended
Statement of operations data:                     December 31, 1999          December 31, 2000
                                                  -----------------          -----------------
                                                     (in thousands, except per share data)

Total revenues(1)...........................             $34,661                   $ 91,027
                                                         -------                   --------

Expenses:
Compensation and employee benefits                        21,502                     53,963
Occupancy and equipment.....................              10,293                     21,561
Professional and consulting fees............               5,149                     13,036
Communications and client networks                         3,355                      4,589
Marketing...................................                 --                       8,285
Administrative fees paid to
affiliates..................................               1,662                      6,524
Non-cash business partner
securities(2)...............................                 --                      32,041
Options granted to Cantor
employees(3)................................               2,850                        --
Other.......................................               2,649                      9,684
                                                           -----                      -----

Total operating expenses(1).................              47,460                    149,683
                                                          ------                    -------

Loss before (benefit) provision for
income taxes................................             (12,799)                   (58,656)
Income tax (benefit) provision..............                (212)                       406
                                                            -----                       ---

Net loss....................................             (12,587)                   (59,062)
                                                         ========                   ========

Basic and diluted net loss per
share.......................................              $(0.28)                    $(1.15)
                                                          =======                    =======

Weighted average shares of common
stock outstanding...........................              44,495                     51,483

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


(1)  As restated; see Note 15 to the financial statements.

(2) Includes (i) warrants to purchase 666,666 shares of our Class A common stock at an exercise price of $35.20 per share issued by us to each of Dynegy and Williams, as a result of which we recorded a non-cash charge against earnings of $29,805,305 to reflect the value of the warrants; (ii) 28,374 shares of Class A common stock issued by us to the shareholders of MPI in connection with Cantor's acquisition of MPI's brokerage business and; (iii) 8,000,000 shares of convertible preferred stock issued by us in connection with our investment in TradeSpark, as a result of which we recorded a non-cash charge against earnings of $2,235,200 to reflect the value of 80,000 shares of our Class A common stock issuable upon conversion of the preferred stock if none of certain revenue targets are met. See "Item 13. Certain Relationships and Related Transactions - Williams and Dynegy", "- Municipal Partners" and "- TradeSpark."

(3) Represents a one-time, non-cash charge due to option grants we made to Cantor employees and a consultant exercisable at our initial public offering price of $22.00 per share.

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


As discussed in Note 15 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2000 and for the period from March 10, 1999 to December 31, 1999. The accompanying discussion and analysis gives effect to that restatement.


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


As of December 31, 2000, we had an accumulated deficit of $73.0 million. This loss primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base and from non-cash charges incurred in connection with the issuance of business partner securities. We expect that we will continue to incur losses and generate negative cash flow from operations for at least the first half of 2001 as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts. In light of the rapidly changing nature of our business and the fact that our 1999 operations began on March 10, 1999, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.


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

We have entered into a Joint Services Agreement with Cantor under which we and Cantor agreed to collaborate to provide brokerage and related services to clients in multiple electronic markets for transactions in securities and other products. Under the Joint Services Agreement, we are responsible for providing electronic brokerage services, and Cantor provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. Under this agreement, we and Cantor share revenues derived from transactions effected in the marketplaces in which we collaborate and other specified markets. The portion of the transaction revenues that we and Cantor receive are based on several factors, including whether: (1) the marketplace is one in which we collaborate with Cantor; (2) the transaction is fully electronic or Cantor provides voice-assisted brokerage services; (3) the product traded is a financial product; and (4) the product is traded on the Cantor Exchange(sm). The percentage of the transaction revenues we receive ranges from 2.5% to 65%. However, in general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor receives 35% of the transaction revenues; for voice-assisted brokerage transactions, Cantor receives 93% of the transaction revenues and we receive 7% of the transaction revenues. In addition, if the transactions relate to a gaming business, we receive 25% of the net trading revenues. We have agreed to provide to Cantor technology support services at cost.

We have also entered into a services agreement with TradeSpark pursuant to which we provide the technology infrastructure for the transactional and technology related elements of the TradeSpark energy marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace. If a transaction is fully electronic, we receive 65% of the aggregate transaction revenues and TradeSpark receives 35% of the transaction revenues. In general, if TradeSpark provides voice-assisted brokerage services with respect to a transaction, then we receive 35% of the revenues and TradeSpark receives 65% of the revenues.

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

RESULTS OF OPERATIONS

For the period from March 10, 1999 through December 31, 1999 and the year ended December 31, 2000

Revenues


                                                     Period from March 10,
                                                         1999 (date of
                                                       commencement of
                                                         operations) to        Percentage of      Year ended       Percentage of
                                                       December 31, 1999      total revenues   December 31, 2000   total revenues
                                                       -----------------      --------------   -----------------   --------------

                                                         (in thousands)                         (in thousands)
Transaction revenues with related parties:
Fully electronic transactions.....................         $ 6,552               18.9%             $52,693             57.9%
Voice-assisted brokerage transactions.............          11,777               34.0               15,144             16.6
Screen assisted open outcry transactions..........           3,525               10.2                2,450              2.7
                                                             -----               ----                -----              ---

Total transaction revenues from related parties...          21,854               63.1               70,287             77.2
System services fees from related parties
  and licensing fees..............................          12,459               35.9               12,399             13.6
Interest income from related parties..............             348                1.0                8,341              9.2
                                                               ---                ---                -----              ---

Total revenues....................................         $34,661              100.0%             $91,027            100.0%
                                                           =======              ======             =======            ======


Transaction revenues with related parties

For the year ended December 31, 2000, we earned $70.3 million in transaction revenues with related parties, a 222% increase over transaction revenues of $21.9 million for the period from March 10, 1999 to December 31, 1999. The growth in these revenues was attributable to the continued roll out of electronic marketplaces and an increase in the number of clients electronically trading through our eSpeed(sm) system, as well as the fact that we operated for a full 12-month period in 2000. As of December 31, 2000, we had converted 43 product marketplaces to our eSpeed(sm) system.


Our revenues are currently highly dependent on transaction volume in the fixed income markets globally. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes may have an impact on our volume of transactions. It is anticipated that as new marketplaces are converted to our eSpeed(sm) system, more of our income will be generated from marketplaces around the world.


System services fees from related parties and licensing fees

System services fees from related parties and licensing fees for the year ended December 31, 2000 were $12.4 million. This compares with system services fees for the period from March 10, 1999 to December 31, 1999 of $12.5 million. We had no licensing fees in 1999. For the year ended December 31, 2000, system services fees decreased as a result of a decrease in traditional brokerage support and the migration to fully electronic transactions. As a percentage of revenues, system services and licensing fees decreased from 35.9% for the period from March 10, 1999 to December 31, 1999 to 13.6% for the year ended December 31, 2000 as a result of our increased transaction revenues. We anticipate that as we license our software to additional market participants, our revenues from system services and licensing fees will grow.

Interest income from related parties

For the year ended December 31, 2000, we generated interest income from overnight reverse repurchase agreements with a related party of $8.3 million, at a weighted average interest rate of 6.3%, as compared to interest income of $0.3 million for the period from March 10, 1999 to December 31, 1999. This increase primarily reflects the fact that we received the net proceeds from our initial public offering on December 15, 1999.

Expenses

                                                Period from March 10,
                                                   1999 (date of
                                                   commencement of
                                                   operations) to               Year ended
                                                  December 31, 1999          December 31, 2000
                                                  -----------------          -----------------

                                                    (in thousands)              (in thousands)
Compensation and employee benefits                       $21,502                     $53,963
Occupancy and equipment....................               10,293                      21,561
Professional and consulting fees...........                5,149                      13,036
Communications and client networks                         3,355                       4,589
Marketing..................................                   --                       8,285
Administrative fees paid to
related parties............................                1,662                       6,524
Options granted to Cantor
employees..................................                2,850                          --
Non-cash business partner
securities.................................                   --                      32,041
Other......................................                2,649                       9,684
                                                           -----                      ------

Total operating expenses...................              $47,460                    $149,683
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

Administrative fees paid to related parties

Administrative fees paid to related parties amounted to $6.5 million for the year ended December 31, 2000 as compared to administrative fees of $1.7 million for the period from March 10, 1999 to December 31, 1999, an increase of 292.5%. Administrative fees increased as we expanded our business. As we continue to expand our business, administrative fees will likely also increase.


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


We have agreed to issue warrants to purchase 400,000 shares of our Class A common stock in connection with the Freedom transaction. We currently expect to record a non-cash charge of approximately $3.6 million over three years, representing the value of the warrants, upon the closing of the transaction, which we anticipate will occur in the first quarter of 2001.


Other expenses

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the year ended December 31, 2000, other expenses were $9.7 million as compared to other expenses of $2.6 million for the period from March 10, 1999 to December 31, 1999, an increase of 265.5%, primarily due to an increase in recruitment fees.

Net loss

Excluding non-cash charges for business partner securities, our net loss was $27.0 million for the year ended December 31, 2000 as compared to a net loss of $12.6 million for the period from March 10, 1999 to December 31, 1999. Including the non-cash charges, we incurred a net loss of $59.1 million for the year ended December 31, 2000 as compared to a net loss of $12.6 million for the period from March 10, 1999 to December 31, 1999. Other than the non-cash charges, the losses primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base. We expect that we will continue to incur losses and generate negative cash flow from operations for at least the first half of 2001 as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts. In light of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

QUARTERLY RESULTS OF OPERATIONS


The following table sets forth, by quarter, statement of operations data for the period from March 10, 1999 (date of commencement of operations) to December 31, 2000. Results of any period are not necessarily indicative of results for a full year. The table gives effect to the restatement of the financial statements as discussed in Note 15 to the financial statements. See Note 16 to the financial statements for a reconciliation of total revenue and expense amounts as restated with the corresponding amounts previously reported.

                                                1999                                                 2000
                                                ----                                                 ----

                                                    Quarter ended                                 Quarter ended
                            March 10 to -------------------------------------  ------------------------------------------------
                            March 26    June 25   September 24    December 31  March 31   June 30    September 30   December 31
                            --------    -------   ------------    -----------  --------   -------    ------------   -----------
                                                                       (in thousands)
Revenues:
Transaction revenues
with related parties:
Fully electronic
transactions...........        $50      $  749       $1,684         $4,069     $ 9,426     $13,256       $13,107      $16,904
Voice-assisted
brokerage
transactions...........        665       3,900        3,817          3,395       3,861       3,370         3,481        4,432
Screen assisted open
outcry transactions ...        380       1,377        1,075            693         883         689           487          391
                               ---       -----        -----            ---         ---         ---           ---          ---

Total transaction
revenues with related
parties. ..............      1,095       6,026        6,576          8,157      14,170      17,315        17,075       21,727
System services fees
from related parties
and licensing fees.....        826       4,139        4,139          3,355       3,161       3,101         3,101        3,036
Interest income from
related parties........         --          --           --            348       1,843       2,086         2,316        2,096
                                --          --           --            ---       -----       -----         -----        -----

Total revenues.........      1,921      10,165       10,715         11,860      19,174      22,502        22,492       26,859
                             -----      ------       ------         ------      ------      ------        ------       ------

Expenses:
Compensation and
employee benefits......      1,268       6,403        7,034          6,797      11,338      14,440        14,004       14,181
Occupancy and
equipment..............        676       2,855        3,102          3,660       4,700       4,956         5,790        6,115
Professional and
consulting fees........        186       1,596        1,833          1,534       2,458       3,300         2,815        4,463
Communications and
client networks........        221       1,103        1,122            909         840       1,010         1,209        1,530
Marketing..............        --           --           --            --        1,129       3,670         2,106        1,380
Administrative fees
paid to related
parties................         94         461          511            596       1,604       1,708         1,527        1,685
Non-cash business
partner securities.....        --           --           --            --                   29,805         2,236           --
Options granted to
Cantor employees.......        --           --           --          2,850          --          --           --            --
Other..................         15         500          607          1,527       1,938       2,533         2,654        2,559
                                --         ---          ---          -----       -----       -----         -----        -----

Total expenses.........      2,460      12,918       14,209         17,873      24,007      61,422        32,341       31,913
                             -----      ------       ------         ------      ------      ------        ------       ------

Loss before benefit
for income taxes.......     $(539)     $(2,753)     $(3,494)      $(6,013)     $(4,833)   $(38,920)    $ (9,849)      $(5,054)
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


As discussed in Note 15, the accompanying consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

February 14, 2001
(June 15, 2001 as to Note 15)
New York, New York
                          eSPEED, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  As of December 31, 2000 and December 31, 1999


                                                                 December 31,        December 31,
                                                                         2000                1999
-------------------------------------------------------------------------------------------------

Assets
Cash......................................................       $    161,463        $    201,001
Reverse repurchase agreements with related parties........        122,002,249         134,644,521
                                                                  -----------         -----------
Total cash and cash equivalents...........................        122,163,712         134,845,522
Fixed assets, net.........................................         23,441,365           9,470,072
Investments...............................................          5,833,679                  --
Other assets..............................................          3,683,507              11,495
                                                                    ---------              ------

Total assets..............................................       $155,122,263        $144,327,089
                                                                 ============        ============

Liabilities and Stockholders' Equity
Liabilities:
Payable to related parties, net...........................        $11,370,248          $6,743,929
Accounts payable and accrued liabilities..................         11,494,262           2,071,347
                                                                   ----------           ---------

Total liabilities.........................................         22,864,510           8,815,276
                                                                   ----------           ---------

Stockholders' Equity:
Preferred stock, par value $.01 per share;
50,000,000 shares authorized, 8,000,000 and
no shares issued and outstanding..........................             80,000                 --
Class A common stock, par value $.01 per
share; 200,000,000 shares authorized;
16,342,202 and 10,350,000 shares issued and
outstanding...............................................            163,422             103,500
Class B common stock, par value $.01 per
share; 100,000,000 shares authorized;
35,520,480 and 40,650,000 shares issued and
outstanding...............................................            355,205             406,500
Additional paid-in capital................................        205,908,024         147,588,726
Subscription receivable...................................         (1,250,000)                --
Accumulated deficit.......................................        (72,998,898)        (12,586,913)
                                                                  ------------        ------------

Total stockholders' equity................................        132,257,753         135,511,813
                                                                  -----------         -----------

Total liabilities and stockholders' equity................       $155,122,263        $144,327,089
                                                                 ============        ============


See notes to consolidated financial statements
                          eSPEED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


 For the year ended December 31, 2000 and the period from March 10, 1999 (date of commencement of operations) to December 31, 1999

                                                                                   For the period
                                                               For the year        from March 10,
                                                                      ended               1999 to
                                                               December 31,          December 31,
                                                                       2000                  1999
                                                              (as restated,         (as restated,
                                                               see Note 15)          see Note 15)
-------------------------------------------------------------------------------------------------

Revenues:
Transaction revenues with related parties:
Fully electronic transactions..........................         $52,692,703           $ 6,551,897
Voice-assisted brokerage transactions..................          15,144,343            11,777,306
Screen assisted open outcry transactions...............           2,450,333             3,524,399
                                                                  ---------             ---------

Total transaction revenues with related parties........          70,287,379            21,853,602
System services fees from related parties and
 licensing fees........................................          12,398,847            12,459,574
Interest income from related parties...................           8,340,815               347,804
                                                                  ---------               -------

Total revenues.........................................          91,027,041            34,660,980
                                                                -----------            ----------

Expenses:
Compensation and employee benefits.....................          53,963,239            21,502,326
Occupancy and equipment................................          21,560,535            10,292,349
Professional and consulting fees.......................          13,036,494             5,148,796
Communications and client networks.....................           4,588,626             3,355,070
Marketing..............................................           8,285,385                   --
Administrative fees paid to related parties............           6,524,341             1,662,058
Non-cash business partner securities...................          32,040,505                   --
Options granted to Cantor employees....................                 --              2,850,073
Other..................................................           9,683,776             2,649,110
                                                                  ---------             ---------

Total expenses.........................................         149,682,901            47,459,782
                                                                -----------            ----------

Loss before provision (benefit) for income
taxes..................................................         (58,655,860)          (12,798,802)
                                                                ------------          ------------

Provision (benefit) for income taxes:
Federal................................................                 --                    --
State and local........................................             406,125              (211,889)
                                                                    -------              ---------

                                                                                   For the period
                                                               For the year        from March 10,
                                                                      ended               1999 to
                                                               December 31,          December 31,
                                                                       2000                  1999
                                                              (as restated,         (as restated,
                                                               see Note 15)          see Note 15)
-------------------------------------------------------------------------------------------------

Total tax provision (benefit)..........................             406,125              (211,889)
                                                                    -------              ---------

Net loss...............................................        $(59,061,985)         $(12,586,913)
                                                               =============         =============

Share and per share data:
Basic and diluted net loss per share...................              $(1.15)                $(.28)
Weighted average shares of common stock
outstanding............................................          51,482,505            44,495,000



See notes to consolidated financial statements
                          eSPEED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  For the year ended December 31, 2000 and for the period from March 10, 1999
           (date of commencement of operations) to December 31, 1999


                                                                                   For the period
                                                               For the year        from March 10,
                                                                      ended               1999 to
                                                               December 31,          December 31,
                                                                       2000                  1999
                                                              (as restated,         (as restated,
                                                               see Note 15)          see Note 15)
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net loss...............................................        $(59,061,985)         $(12,586,913)
Non-cash items included in net loss:
Depreciation and amortization..........................           6,098,754             3,086,555
Issuances of non-cash business partner
securities.............................................          32,040,505                    --
Issuances of stock options.............................                  --             2,850,073
(Increase) decrease in operating assets:
Other assets...........................................          (3,672,012)            1,190,728
Increase (decrease) in operating
liabilities:
Payable to related parties, net........................           4,626,319             6,743,929
Accounts payable and accrued liabilities...............           9,422,915            (1,046,137)
                                                                  ---------            ----------

Net cash (used in) provided by operating
activities.............................................         (10,545,504)              238,235
                                                                ------------              -------

Cash flows from investing activities:
Purchases of fixed assets..............................         (11,043,479)           (2,717,462)
Capitalization of software development costs                     (9,026,568)           (2,468,605)
Purchases of investments...............................          (5,833,679)                   --
                                                                 -----------           ----------

Net cash used in investing activities..................         (25,903,726)           (5,186,067)
                                                                ------------           ----------

Cash flows from financing activities:
Proceeds from issuances of securities..................          50,000,000           143,990,000
Purchase of issued securities from a related party.....         (25,000,000)                   --
Proceeds from issuance of securities under
the ESPP...............................................             371,448                    --
Payments for issuance related expenses.................          (1,604,028)           (4,396,646)
Proceeds from capital contributions....................                  --               200,000
                                                                 ----------               -------

Net cash provided by financing activities                        23,767,420           139,793,354
                                                                 ----------           -----------


                                                                                   For the period
                                                               For the year        from March 10,
                                                                      ended               1999 to
                                                               December 31,          December 31,
                                                                       2000                  1999
                                                              (as restated,         (as restated,
                                                               see Note 15)          see Note 15)
-------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash
equivalents............................................         (12,681,810)          134,845,522
                                                                ------------          -----------

Cash and cash equivalents, beginning of
period.................................................         134,845,522                   --
                                                                -----------          ------------

Cash and cash equivalents, end of period...............        $122,163,712          $134,845,522
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
                                                                                       ==========


See notes to consolidated financial statements
                          eSPEED, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

  For the year ended December 31, 2000 and for the period from March 10, 1999
           (date of commencement of operations) to December 31, 1999


                                             Common       Common    Additional                                       Total
                                 Preferred   Stock       Stock       Paid-In        Subscription   Accumulated    Stockholders'
                                   Stock    Class A     Class B      Capital         receivable      Deficit         Equity
-------------------------------------------------------------------------------------------------------------------------------

Balance, March 10, 1999......         $--          $--      $--            $--             $--               $--            $--
Capital contribution (100
shares)......................                                  1        199,999                                         200,000
Non-cash capital contribution
(43,990,900 shares)..........                            439,999      5,015,300                                       5,455,299
Conversion of Class B common
stock to Class A common
stock (3,350,000 shares).....                 33,500     (33,500)
Initial public offering of
Class A common stock
(7,000,000 shares)...........                 70,000                143,920,000                                     143,990,000
Costs of initial public
offering.....................                                        (5,749,481)                                     (5,749,481)
Issuances of options.........                                         2,850,073                                       2,850,073
Issuances of warrants........                                         1,352,835                                       1,352,835
Net loss.....................                                                                        (12,586,913)   (12,586,913)
                                  -------   --------    --------   ------------     ------------    -------------  -------------

Balance, December 31, 1999...          --    103,500     406,500    147,588,726              --      (12,586,913)   135,511,813
Conversions of Class B common
stock to Class A common
stock (5,129,520 shares).....                 51,295     (51,295)                                                            --
Issuance of Preferred Stock
(8,000,000 shares)...........      80,000                             2,155,200                                       2,235,200
Issuance of Class A common
stock (56,748 shares)
(as restated)................                    567                  2,599,433      (1,250,000)     (1,350,000)             --
Purchase of Class A common
stock from related party
(789,071 shares).............                 (7,891)               (24,992,109)                                    (25,000,000)
Issuance of Class A common
stock (1,578,142 shares).....                 15,782                 49,984,218                                      50,000,000
Issuances of warrants........                                        29,805,305                                      29,805,305
Costs of issuance of
securities...................                                        (1,604,028)                                      (1,604,028)
Issuances of Class A common
stock under the ESPP (16,863
shares)......................                    169                    371,279                                         371,448
Net loss (as restated).......                                                                        (59,061,985)   (59,061,985)
                                  -------   --------    --------   ------------     ------------   -------------   -------------

Balance, December 31, 2000...     $80,000   $163,422    $355,205   $205,908,024     $(1,250,000)    $(72,998,898)  $132,257,753
                                  =======   ========    ========   ============     ============  =============    ============

See notes to consolidated financial statements
                          eSPEED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies


Basis of Presentation: eSpeed, Inc. (eSpeed or, together with its wholly owned subsidiaries, the Company) primarily engages in the business of operating interactive vertical electronic marketplaces designed to enable market participants to trade financial and non-financial products more efficiently and at a lower cost than traditional trading environments permit. All significant intercompany balances and transactions have been eliminated in consolidation.


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

Licensing Fees: Certain clients of the Company provide online access to their customers through use of the Company's electronic trading platform. The Company receives up-front and/or periodic licensing and maintenance fees for the use of its platform. Such fees are deferred and recognized as revenue ratably over the term of the licensing agreement.


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

Reclassifications: Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

2. Fixed Assets


                                                   December 31,     December 31,
Fixed assets consist of the following:                2000              1999
--------------------------------------------------------------------------------

Computer and communication equipment..........     $19,920,077       $9,544,265
Software, including software development costs      12,038,930        3,012,362
Leasehold improvements and other fixed assets          422,396              --
                                                       -------       -----------

                                                    32,381,403       12,556,627
Less accumulated depreciation and amortization      (8,940,038)      (3,086,555)
                                                    -----------      -----------

Fixed assets, net.............................     $23,441,365       $9,470,072
                                                   ===========       ==========

3. Income Taxes


Through December 9, 1999, the Company operated as a division of CFS, which is a New York partnership. Under applicable federal and state income tax laws, the taxable income or loss of a partnership is allocated to each partner based upon such partner's ownership interest. CFS is, however, subject to the Unincorporated Business Tax (UBT) of the City of New York, and the benefit for income taxes represents a reduction in UBT. The loss generated by the Company while it operated as a division of CFS was used as a reduction of the taxable income of CFS and, as such, the Company was reimbursed for such tax benefit.


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


Under a Joint Services Agreement between the Company and Cantor, the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, overnight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations.

Under the Joint Services Agreement, the Company and Cantor share revenues derived from transactions effected in the marketplaces in which they collaborate and other specified markets. The portion and recipient of the transaction revenues are based on several factors, including whether: (1) the marketplace is one in which the Company collaborates with Cantor; (2) the transaction is fully electronic or Cantor provides voice-assisted brokerage services; (3) the product traded is a financial product; and (4) the product is traded on the Cantor Exchange. In general, the Company earns 65% of the transaction revenues for fully electronic transactions, and Cantor receives 35% of the transaction revenues and Cantor earns 93% of the transaction revenues for voice-assisted brokerage transactions and the Company receives 7% of the transaction revenues. In addition, if the transactions relate to a gaming business, the Company receives 25% of the net trading revenues.

Pursuant to a perpetual technology Services Agreement between the Company and TradeSpark, the Company provides the technology infrastructure for the transactional and technology related elements of the TradeSpark marketplace as well as certain other services to TradeSpark. If a transaction is fully electronic, the Company earns 65% of the aggregate transaction revenues and TradeSpark receives 35% of the transaction revenues. In general, if TradeSpark provides voice-assisted brokerage services with respect to a transaction, then the Company receives 35% of the associated aggregate transaction revenues.

The Company's revenues from transactions in which Cantor or TradeSpark collaborates with the Company under the Joint Services Agreement and the Services Agreement during the year ended December 31, 2000 and the period ended December 31, 1999 totaled $70,287,379 and $21,853,602, respectively.

Under two services agreements, the Company has agreed to provide Cantor and TradeSpark technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support for Cantor's unrelated dealer businesses with respect to which the Company will not collaborate with Cantor, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights, having potential application in a gaming business. The Company charges Cantor and TradeSpark the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. System services fees received during the year ended December 31, 2000 and the period ended December 31, 1999 totaled $12,333,222 and $12,459,574, respectively.

Pursuant to guidance contained in the Financial Accounting Standards Board's Emerging Issues Task Force No. 99-19, the Company's fully electronic transactions are reflected net of the fulfillment services fees that are paid to related parties. Fully electronic transactions are reflected as transactions with related parties because they are implemented pursuant to services agreements entered into with related parties (see Note 15).


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

Each of Williams and Dynegy agreed that, subject to the satisfaction of certain conditions, it will invest $2,500,000 in at least four entities (the Qualified Verticals) to be formed by the Company and Cantor within 12 months of the Closing (subject to extension for a period not to exceed six months under certain prescribed circumstances, the Investment Period). Investment by Williams and Dynegy is contingent upon the Company and Cantor offering seven qualified verticals for investment. If the Company and Cantor fail to provide seven qualified vertical markets for Williams and Dynegy to invest in, there will be no additional investment by Williams and Dynegy and they will continue to hold fully vested warrants. To the extent that either Williams or Dynegy does not invest in at least four Qualified Verticals, such entity will be required to make a $2,500,000 payment to the Company for each investment not made. It is expected that each Qualified Vertical will be jointly owned by industry market participants, the Company and Cantor and will establish a new vertical electronic and telephonic marketplace with the Company in which such Qualified Vertical will broker and possibly clear transactions for the industry market participants and other clients. TradeSpark, the first Qualified Vertical, was established in September 2000. Products that may be traded on other Qualified Verticals include natural gas liquids, petrochemicals, crude oil and bandwidth. Each of Williams and Dynegy will not necessarily invest in the same Qualified Verticals as the other. In connection with up to four additional Qualified Verticals, Williams and, subject to certain limitations, Dynegy, will be entitled to invest $25,000,000 in shares of the Company's Class A common stock (the Additional Investment Right). Such right provides for investment at a 10% discount to the average trading price for the 10 trading days preceding the date of such party's investment in such new Qualified Vertical, or, under certain circumstances, the public announcement of the formation of such Qualified Vertical. The Additional Investment Right was approved by stockholders at the Company's 2000 Annual Meeting of Stockholders on October 26, 2000. Any shares of Class A common stock purchased pursuant to the Additional Investment Right will not be transferable prior to the first anniversary of issuance.

The Company entered into an agreement with Cantor providing that, if and when an Additional Investment Right is exercised by Williams or Dynegy, the Company will purchase from Cantor half the number of shares purchased by Williams or Dynegy. The purchase price to be paid to Cantor by the Company will be the same purchase price per share as is paid by Williams and Dynegy at the time. Accordingly, the purchase of any shares by the Company from Cantor will be simultaneous with the sale of an equal number of shares by the Company to Williams or Dynegy, and this part of the transaction will have no resulting effect on the Company's results of operations or total outstanding common stock.

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


In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, the Company issued 5.5 million shares of Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) and 2.5 million shares of Series B Redeemable Convertible Preferred Stock (Series B Preferred Stock) to a limited liability company newly-formed by the EIPs. Upon the satisfaction of certain revenue thresholds and other conditions, principally related to the volume of transactions executed through the TradeSpark marketplace, the Series A Preferred Stock and Series B Preferred Stock are convertible into Series A and B Warrants, respectively, to collectively purchase up to 8 million shares of the Company's Class A common stock at an exercise price of $27.94 per share. To the extent that the conditions to full conversion are not satisfied, each share of unconverted Series A and B Preferred Stock may be redeemed at the Company's option, or may be converted into 1/100th of a share of the Company's Class A common stock. The Company has recognized a non-cash charge of $2,235,200, equal to the fair value of the 80,000 shares of Class A common stock issuable upon conversion of the preferred stock, if none of the conditions are met. The Company will recognize additional non-cash charges related to the issuance of these shares of preferred stock if and when they are converted over the next six years, which non-cash charges could aggregate $53,644,800 if all conditions (including but not limited to TradeSpark total transaction revenues of at least $250,000,000) are met and all shares of preferred stock are converted. The fair value of the Preferred Stock was estimated based on the value of the warrants into which the Preferred Stock would be converted (assuming full conversion), discounted for liquidity, hedging, and dilution issues. The warrants were valued using a modified Black-Scholes pricing model and assumptions as to risk-free interest rate, expected life and range of expected volatility of 6.3%, 10 years, and 32% to 55%, respectively.

Municipal Partners: On July 21, 2000, Municipal Partners, Inc. (MPI) sold its U.S. municipal bond brokerage business and certain other assets to Cantor Fitzgerald Partners (CFP), an affiliate of the Company, in exchange for a payment by CFP of $1,500,000 and the issuance by the Company of 28,374 shares of the Company's Class A common stock having a value of $1,350,000. Pursuant to MPI's request, the Company's Class A common stock was issued directly to the shareholders of MPI, all but one of whom became employees of CFP in connection with the transaction.

Although the purchased business and assets are owned by CFP, the Company is entitled to receive 65% of the revenues, if any, generated from fully electronic municipal bond brokerage transactions. The Company issued its Class A common stock in order to share in the potential future municipal bond brokerage revenues from this business and to assist CFP in its purchase of MPI. This stock issuance has been treated as an issuance on behalf of CFP, and the value of the stock issued has been reflected as a direct charge to accumulated deficit in the Company's statement of financial condition.

In addition, in order to provide incentives to promote the use of the eSpeed(sm) trading platform in connection with the purchased business, eSpeed granted an aggregate of 28,374 restricted shares of its Class A common stock to certain employees of MPI in exchange for interest-bearing promissory notes that are due July 21, 2010 (the Pledged Shares). The promissory notes are reflected in the consolidated statement of financial condition as Subscription Receivable within stockholders' equity. The Pledged Shares may be redeemed, at the option of eSpeed, by cancellation of the related note(s) if eSpeed does not receive $3,000,000 in electronic transaction revenues generated by Cantor's municipal bond brokerage business for any consecutive 12-month period within three years of July 21, 2000 (the Performance Target).

The Company will record a charge to earnings in any future quarter if the stock price is greater than the stock price at the time of the transaction. If the Performance Target is met in any consecutive 12-month period, the Company will measure the stock issuance at that time, and adjust the cumulative charge to earnings accordingly. If after three years the Performance Target is not met, the Company will cancel the promissory notes and any cumulative charges will be reversed into current earnings. As of December 31, 2000, the stock price of the Company was lower than the price at the time of issuance; accordingly, no charge was recognized in connection with this transaction.


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


Concurrent with the Offering, the Company issued 290,320 options to Cantor employees and a consultant. The estimated fair value of the options at the time of the Offering resulted in a one-time non-cash charge to the Company of $2,850,073 in the period ended December 31, 1999. The business purpose for issuing the options was to compensate the individuals who assisted the Company in its formation and the completion of its initial public offering.


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


                                                                Cantor                             Weighted
                                                  eSpeed    Employee &                              Average
                                                Employee    Consultant                             Exercise
                                                 Options       Options   Warrants         Total        Price    Expiration Dates
--------------------------------------------------------------------------------------------------------------------------------

Granted......................................  6,227,445       290,320    135,000     6,652,765       $22.00  12/2004 - 12/2009
Exercised....................................         --           --          --            --          --
Canceled.....................................    (24,900)          --          --       (24,900)      $22.00
                                                 -------       -------  ---------       -------

Balance, December 31, 1999...................  6,202,545       290,320    135,000     6,627,865       $22.00  12/2004 - 12/2009
Granted......................................  3,770,312                1,333,332     5,103,644       $25.76   2/2010 - 12/2010
Exercised....................................         --           --          --            --          --
Canceled.....................................   (292,460)          --          --      (292,460)      $24.38
                                                 -------       -------  ---------       -------

Balance, December 31, 2000...................  9,680,397       290,320  1,468,332    11,439,049       $23.62  12/2004 - 12/2010
                                               =========       =======  =========    ==========


The following table provides further details relating to the Company's stock options and warrants outstanding as of December 31, 2000.


                                                       Options & Warrants Outstanding         Options & Warrants Exercisable
                                                   -----------------------------------------  ------------------------------
                                                                                    Weighted
                                                                  Weighted           Average                 Weighted
                                                                   Average         Remaining                  Average
                                                        Number    Exercise  Contractual Life         Number  Exercise
Range of Exercise Prices                           Outstanding       Price       (in years)     Exercisable     Price
---------------------------------------------------------------------------------------------------------------------

10.00 to 19.99...................................    2,220,510      $16.29              9.9              --        --
20.00 to 29.99...................................    7,049,483       22.22              8.3       2,145,657    $22.00
30.00 to 39.99...................................    1,662,606       32.91              9.4              --        --
40.00 to 49.99...................................      448,110       43.19              9.5              --        --
50.00 to 59.99...................................       44,894       55.01              9.2              --        --
60.00 to 69.99...................................       11,346       62.93              9.2              --        --
70.00 to 77.00...................................        2,100       74.80              9.2              --        --
                                                         -----                                    ---------


                                                    11,439,049       23.62              8.8       2,145,657     22.00
                                                    ==========                                    =========


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

13.   Segment and Geographic Data


Segment Information: The Company currently operates its business in one segment, that of operating interactive electronic business-to-business vertical marketplaces for the trading of financial and non-financial products, licensing software, and providing technology support services to Cantor and other related parties.


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




                                                                                   For the period
                                                               For the year        from March 10,
                                                                      ended               1999 to
                                                               December 31,          December 31,
                                                                      2000                  1999
Transaction Revenues:                                            (restated)            (restated)
-------------------------------------------------------------------------------------------------

Europe.................................................         $13,214,668           $ 5,392,923
Asia...................................................           1,397,154               450,457
                                                                  ---------               -------

Total Non-Americas.....................................          14,611,822             5,843,380
Americas...............................................          55,675,557            16,010,222
                                                                 ----------            ----------

Total..................................................         $70,287,379           $21,853,602
                                                                ===========           ===========



                                                               December 31,          December 31,
Average long-lived assets                                              2000                  1999
-------------------------------------------------------------------------------------------------

Europe....................................................         $2,225,886          $2,257,914
Asia......................................................            791,570             925,790
                                                                      -------             -------

Total Non-Americas........................................          3,017,456           3,183,704
Americas..................................................         13,736,827           5,236,613
                                                                   ----------           ---------

Total.....................................................        $16,754,283          $8,420,317
                                                                  ===========          ==========

14.   Subsequent Event


On January 29, 2001, the Company and Cantor agreed to form a limited partnership (the LP) to acquire an interest in Freedom International Brokerage (Freedom), a Canadian government securities broker-dealer. The Company has agreed to contribute 310,770 shares of its Class A common stock to the LP as a limited partner, which entitles the Company to 75% of the LP's capital interest in Freedom. The Company will share in 15% of the LP's cumulative profits but not in cumulative losses. Cantor agreed to contribute 103,589 shares of the Company's Class A common stock as the general partner. Cantor will be allocated all of the LP's cumulative losses or 85% of the cumulative profits. The LP will exchange the 414,359 shares for a 66.7% interest in Freedom. In addition, the Company will issue warrants to purchase 400,000 shares of its Class A common stock to provide incentives to the other Freedom owner participants to migrate to the Company's fully electronic platform. Accordingly, the Company currently expects to record a non-cash charge of approximately $3,600,000 over three years, representing the value of the warrants. To the extent necessary to protect the Company from any allocation of losses, Cantor is required to provide future capital contributions to the LP up to an amount that would make Cantor's total contribution equal to the Company's initial investment in the LP.

The Company will be entitled to receive 65% of the electronic transaction services revenues generated by Freedom and Freedom will receive 35% of the revenues. The Company will also receive 35% of Freedom's revenues derived from all voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information.

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

15.   Restatement

The Company has restated its consolidated financial statements for the year ended December 31, 2000 and the period from March 10, 1999 to December 31, 1999 to revise its presentation of fully electronic transaction revenues and its method of accounting for its stock issuance to the shareholders of MPI.

The restated financial statements reflect, pursuant to guidance contained in the Financial Accounting Standards Board's Emerging Issues Task Force No. 99-19, the Company's fully electronic transactions net of the fulfillment services fees that are paid to related parties. Fully electronic transactions are reflected as transactions with related parties because they are implemented pursuant to services agreements entered into with related parties. The effect of this restatement is to eliminate fulfillment services fee expenses of $27,903,849 and $3,527,945 for the year ended December 31, 2000 and the period from March 10, 1999 to December 31, 1999, respectively, and to reduce the Company's fully electronic transaction revenues in each of those periods by an equal amount. This change in presentation has and will have no effect on the Company's net loss, net income, earnings per share or cash flows for any prior or future period.

In addition, the financial statements have been restated to present the shares issued by the Company to the shareholders of MPI in connection with CFP's acquisition of the business of MPI as a stock issuance rather than as a non-cash business partner securities expense of the Company for the year ended December 31, 2000 due to the related party nature of the transaction. The impact of this change reduced the Company's net loss for the year ended December 31, 2000 by $1,350,000 ($0.02 per share) but had no effect on stockholders' equity of the Company at December 31, 2000.

The following table summarizes the impact of the restatement on the Company's statement of operations:



For the year/period ended:                      December 31, 2000                December 31, 1999
                                         As previously        As            As previously         As
                                           reported         restated          reported         restated
                                       -----------------   ------------   -----------------  ------------
Fully electronic transaction revenues    $ 80,596,552     $ 52,692,703     $ 10,079,842      $  6,551,897
Total revenues                            118,930,890       91,027,041       38,188,925        34,660,980
Fulfillment services fees expense          27,903,849                -        3,527,945                 -
Non-cash business partner
  securities expense                       33,390,505       32,040,505                -                 -
Total expenses                            178,936,750      149,682,901       50,987,727        47,459,782
Net loss                                  (60,411,985)     (59,061,985)     (12,586,913)      (12,586,913)
Net loss per share                              (1.17)           (1.15)            (.28)             (.28)




16.   Quarterly Information (Unaudited)

The following table reflects the unaudited quarterly results of operations of the Company for 2000 and 1999 and gives effect to the restatement described in
Note 15:



                                                                  2000 Quarter Ended
                                                                  ------------------
                                 March 31                   June 30                 September 30                December 31
                       As previously     As        As previously      As      As previously      As       As previously      As
                         reported     restated      reported       restated     reported       restated     reported      restated
                       -----------   ----------   -------------   ----------  -------------- ------------ -------------  ----------
Total revenues ......  $24,250,227  $19,174,426   $ 29,658,717   $ 22,501,762  $ 29,373,596  $22,491,596   $35,648,350  $26,859,257
Total expenses ......   29,083,643   24,007,842     68,578,359     61,421,404    40,572,267   32,340,267    40,702,481   31,913,388
                       -----------  -----------   ------------   ------------  ------------  -----------   -----------  -----------

Loss before provision
for income taxes ....  $(4,833,416)  (4,833,416)   (38,919,642)   (38,919,642)  (11,198,671)  (9,848,671)  $(5,054,131)  (5,054,131)
Income tax provision        92,500       92,500        107,500        107,500        88,125       88,125       118,000      118,000
                       -----------  -----------   ------------   ------------  ------------  -----------   -----------  -----------

Net loss ............  $(4,925,916) $(4,925,916)  $(39,027,142)  $(39,027,142) $(11,286,796) $(9,936,796)  $(5,172,131) $(5,172,131)
                       ===========  ===========   ============   ============  ============  ===========   ===========  ===========

Net loss per share ..  $     (0.10) $     (0.10)  $      (0.76)  $      (0.76) $      (0.22) $     (0.19)  $     (0.10) $     (0.10)
                       ===========  ===========   ============   ============  ============  ===========   ===========  ===========





                                                                       1999 Quarter Ended
                                                                       ------------------
                         March 10 through 26,             June 25                 September 24                  December 31
                      As previously     As      As previously      As       As previously      As        As previously      As
                        reported     restated     reported      restated      reported       restated      reported      restated
                       ----------   ----------   -----------   -----------  ------------   -----------   ------------- -------------
Total revenues ......  $1,948,250   $1,921,433   $10,569,356   $10,165,641   $11,621,863   $10,715,113   $14,049,456   $11,858,793

Total expenses ......   2,486,758    2,459,941    13,321,989    12,918,274    15,116,370    14,209,620    20,062,610    17,871,947
                       ----------   ----------   -----------   -----------   -----------   -----------   -----------   -----------


Loss before provision
for income taxes ....    (538,508)    (538,508)   (2,752,633)   (2,752,633)   (3,494,507)   (3,494,507)   (6,013,154)   (6,013,154)
Income tax benefit ..     (13,470)     (13,470)      (68,849)      (68,849)      (89,488)      (89,488)      (40,082)      (40,082)
                       ----------   ----------   -----------   -----------   -----------   -----------   -----------   -----------


Net loss ............  $ (525,038)  $ (525,038)  $(2,683,784)  $(2,683,784)  $(3,405,019)  $(3,405,019)  $(5,973,072)  $(5,973,072)
                       ==========   ==========   ===========   ===========   ===========   ===========   ===========   ===========


Net loss per share ..  $    (0.01)  $    (0.01)  $     (0.06)  $     (0.06)  $     (0.08)  $     (0.08)  $     (0.13)  $     (0.13)
                       ==========   ==========   ===========   ===========   ===========   ===========   ===========   ===========


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


Stephen M. Merkel. Mr. Merkel has been our Senior Vice President, General Counsel and Secretary since June 1999. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from 1993 to December 2000. Mr. Merkel is responsible for Cantor's legal, compliance, tax, risk and credit departments. Mr. Merkel serves as a director and Secretary of the Cantor Exchange(sm). Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was associated with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison.


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

               Aggregated Option/SAR Exercises In Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values


                                                     Number of Securities
                           Shares        Value        Underlying Unexercised         Value of Unexercised In-the-
                          Acquired     Realized      Options/SARs at Fiscal             Money Options/ SARs at
                             on           on                Year-End (#)                  Fiscal Year-End($)(1)
                          Exercise     Exercise     ---------------------------     ----------------------------
        Name                 (#)         ($)        Exercisable     Unexercisable   Exercisable    Unexercisable
------------------------- --------    ---------    -----------     -------------   -----------    -------------
Howard W. Lutnick .......     0           --         1,000,000         2,125,000          0              0
Frederick T. Varacchi ...     0           --           200,000           800,000          0              0
Douglas B. Gardner ......     0           --            93,750           356,250          0              0
Jeffrey G. Goldflam .....     0           --                 0            80,000          0              0
Stephen M. Merkel .......     0           --            25,000           175,000          0              0

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


Revenue sharing arrangement

Under the Joint Services Agreement, we and Cantor share commissions derived from transactions effected in the marketplaces in which we collaborate and other specified markets. We have agreed to collaborate with Cantor to determine the amount of commissions to be charged to clients that affect transactions in these marketplaces; however, in the event we are unable to agree with Cantor with respect to a transaction pricing decision, Cantor is entitled to make the final pricing decision with respect to transactions for which Cantor provides voice-assisted brokerage services and we are entitled to make the final pricing decision with respect to transactions that are fully electronic. We may not make a final transaction pricing decision that results in the share of transaction commissions received by Cantor being less than Cantor's actual cost of providing clearance, settlement and fulfillment services and other transaction services. The Company and Cantor share revenues derived from transactions effected in the marketplaces in which we collaborate and other specified markets. The portion of the transaction revenues that we and Cantor receive are based on several factors, including whether: (1) the marketplace is one in which we collaborate with Cantor; (2) the transaction is fully electronic or Cantor provides voice-assisted brokerage services; (3) the product traded is a financial product; and (4) the product is traded on the Cantor Exchange(sm). The percentage of the transaction revenues we receive ranges from 2.5% to 65%. However, in general, we receive 65% of the transaction revenues for fully electronic transactions and Cantor receives 35% of the transaction revenues. Cantor receives 93% of the transaction revenues for voice-assisted brokerage transactions and we receive 7% of the transaction revenues. In addition, if the transactions relate to a gaming business, we receive 25% of the net trading revenues.


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

Intellectual property


Cantor has granted to us a license covering Cantor's patents and patent applications that relate to our eSpeed(sm) system. The license is perpetual, irrevocable, worldwide and royalty free and is exclusive, except in the event that (1) we are unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require us to do so, or we are unable to provide such services or (2) we do not exercise our right of first refusal to provide to Cantor electronic brokerage services with respect to a marketplace, in which events Cantor will have a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. Cantor will cooperate with us, at our expense, in any attempt by us to prevent any third party infringement of our patent rights under the license. Cantor has also granted to us a non- exclusive, perpetual, irrevocable worldwide, royalty-free right and license to use the servicemarks "Cantor Exchange(sm)," "Interactive Matching(sm)," "MOLE(sm)"and "CX(sm)".


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

WILLIAMS AND DYNEGY

On June 5, 2000, each of Williams and Dynegy purchased a unit consisting of (a) 789,071 shares of our Class A common stock and (b) warrants exercisable for the purchase of up to 666,666 shares of our Class A common stock, for an aggregate purchase price for the unit of $25.0 million. The warrants have a per share exercise price of $35.20, a 10-year term and are exercisable during the last four and one-half years of the term, subject to acceleration under certain prescribed circumstances intended to provide incentives to Williams and Dynegy to invest in four new electronic and telephonic verticals to be formed by us and Cantor, which we refer to as Qualified Verticals, by June 2001 (subject to extension for a period not to exceed six months under certain prescribed circumstances). In connection with the four additional Qualified Verticals, Williams and, subject to certain limitations, Dynegy, will be entitled to invest $25.0 million in shares of our Class A common stock at a 10% discount to the trading price of our Class A common stock at the time of the investment in or formation of the Qualified Vertical. To the extent that either Williams or Dynegy does not invest in at least four Qualified Verticals, such entity will be required to make a $2,500,000 payment to us for each investment not made.


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

TRADESPARK


On September 22, 2000, we made a cash investment in TradeSpark of $2.0 million in exchange for a 5% interest in TradeSpark, and Cantor made a cash investment of $4.25 million in TradeSpark and agreed to contribute to TradeSpark certain assets relating to its voice brokerage business in certain energy products in exchange for a 28.33% interest in TradeSpark. We and Cantor also executed an amendment to the Joint Services Agreement in order to enable each of us to engage in this business transaction. The remaining 66.67% interest in TradeSpark was purchased by energy industry market participants (EIPs). In connection with such investment, we entered into a perpetual technology services agreement with TradeSpark pursuant to which we provide the technology infrastructure for the transactional and technology related elements of the TradeSpark marketplace as well as certain other services to TradeSpark in exchange for specified percentages of transaction revenues from the marketplace. If a transaction is fully electronic, we receive 65% of the aggregate transaction revenues and TradeSpark receives 35% of the transaction revenues. In general, if TradeSpark provides voice-assisted brokerage services with respect to a transaction, then we receive 35% of the revenues and TradeSpark receives 65% of the revenues. Cantor also entered into an administrative services agreement with TradeSpark pursuant to which it will provide administrative services to TradeSpark at cost. We and Cantor each received representation rights on the management committee of TradeSpark in proportion to our ownership interests in TradeSpark.


In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, which will result in commissions to us under the TradeSpark technology services agreement, we issued 5,500,000 shares of our Series A preferred stock and 2,500,000 shares of our Series B preferred stock to a limited liability company newly-formed by the EIPs to hold their investments in TradeSpark and the Series A and B preferred stock.

MUNICIPAL PARTNERS


On July 21, 2000, Cantor acquired the brokerage business of MPI pursuant to an Asset Purchase Agreement by and among us, Cantor, MPI and the individuals signatory thereto for a cash payment of $1,500,000. In connection therewith, we issued to MPI's shareholders 28,374 shares of our Class A common stock (the Restricted Stock) having a value at the date of issuance of $1,350,000. We issued stock to the shareholders of MPI, all but one of whom became employees of Cantor Fitzgerald Partners in connection with the transaction, in order to provide an incentive to those individuals to convert MPI's traditional voice brokerage business to fully electronic trading using our system and to assist Cantor Fitzgerald Partners in effecting the purchase of MPI. The Restricted Stock is subject to a lock-up, which will be released as to 1/3 of the shares on each of April 1, 2001, July 21, 2001 and July 21, 2002. Although the purchased assets are owned by Cantor, we are entitled to 65% of the revenues generated from any fully electronic transaction effected in a marketplace utilizing our eSpeed(sm) system pursuant to the Joint Services Agreement and Cantor receives 35% of the revenues. In addition, in order to provide incentives to promote the use of our eSpeed(sm) trading platform in connection with the purchased business and we granted an aggregate of 28,374 restricted shares of our Class A common stock (the Additional Stock) pursuant to our long-term incentive plan for an aggregate of $1,250,000 to certain employees of MPI that joined Cantor in exchange for interest-bearing promissory notes in the same aggregate principal amount. The Additional Stock may be redeemed, at our option, by cancellation of the related promissory note if we do not receive $3,000,000 in electronic transaction commissions generated by Cantor's municipal bond brokerage business for any consecutive 12-month period during the three years following the closing on July 21, 2000.


FREEDOM INTERNATIONAL BROKERAGE


On January 29, 2001, we and Cantor formed a limited partnership to acquire 66.7% of Freedom International Brokerage. We will contribute 310,770 shares of our Class A common stock to the limited partnership, which entitles us to 75% of the limited partnership's interest in Freedom, and Cantor will contribute 103,589 shares of our Class A common stock. We will acquire a limited partnership interest and a 15% profits interest. The limited partnership will exchange the 414,359 shares for its 66.7% interest in Freedom. Cantor will acquire a general partnership interest and a 85% profits interest. We will not be allocated any of the partnership's losses, while Cantor will be allocated 100% of the partnership's losses, with a preferential profits interest to the extent there were prior, unrecovered losses. In addition, we will issue warrants to purchase 400,000 shares of our Class A common stock to provide incentives to the Freedom owner-participants other than us and Cantor to migrate to our fully electronic platform. To the extent necessary to protect us from any allocation of losses, Cantor is required to provide future capital contributions to the limited partnership up to an amount that would make Cantor's total contribution equal to our investment in the limited partnership.



Upon the closing of the transaction, we will enter into a services agreement with Freedom to provide for electronic trading technology and services and infrastructure/back-offices services. Under this agreement, we will be entitled to 65% of the electronic transaction services revenues and Freedom will receive 35% of the revenues. We will also receive 35% of revenues derived from all voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information that is not incidental to the above services.

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
    4              --   Specimen  Class A  Common  Stock  Certificate.  (Incorporated  by  reference  to
                        Exhibit 4  to  the  Registrant's  Registration  Statement on Form S-1 (Reg.  No.
                        333-87475)).
    10.1*          --   Long-Term Incentive Plan of eSpeed,  Inc.  (Incorporated by reference to Exhibit
                        10.1  to  the  Registrant's   Registration  Statement  on  Form  S-1  (Reg.  No.
                        333-87475)).
    10.2           --   Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan  (Incorporated  by
                        reference to Exhibit 10.2 to the Registrant's  Annual Report on Form 10-K for the
                        year ended December 31, 2000).
    10.3           --   Joint  Services  Agreement,  dated as of December 15, 1999,  by and among Cantor
                        Fitzgerald,  L.P.,  Cantor  Fitzgerald  International,  Cantor Fitzgerald Gilts,
                        Cantor  Fitzgerald  Securities,  Cantor  Fitzgerald  &  Co.,  Cantor  Fitzgerald
                        Partners,  eSpeed, Inc., eSpeed Securities,  Inc., eSpeed Government Securities,
                        Inc.,  eSpeed  Securities   International   Limited  and  eSpeed  Markets, P Inc.
                        (Incorporated by reference to Exhibit 10.3 to the Registrant's  Annual Report on
                        Form 10-K for the year ended December 31, 1999).
    10.4           --   Amendment  No. 1 to Joint  Services  Agreement,  dated as of January 1, 2000, by and among  Cantor  Fitzgerald  L.P.,  Cantor  Fitzgerald  International,  Cantor
                        Fitzgerald Gilts, Cantor Fitzgerald Securities,  Cantor Fitzgerald & Co., Cantor
                        Fitzgerald  Partners,  eSpeed Inc., eSpeed  Securities,  Inc., eSpeed Government
                        Securities,  eSpeed Securities  International  Limited and eSpeed Markets,  Inc.
                        (Incorporated by reference to Exhibit 10.4 to the Registrant's  Annual Report on
                        Form 10-K for the year ended December 31, 1999).
    10.5           --   Administrative  Services Agreement,  dated as of December 15, 1999, by and among
                        Cantor  Fitzgerald,  L.P.,  Cantor Fitzgerald  International,  Cantor Fitzgerald
                        Gilts, Cantor Fitzgerald Securities,  Cantor Fitzgerald & Co., Cantor Fitzgerald
                        Partners,  eSpeed, Inc., eSpeed Securities,  Inc., eSpeed Government Securities,
                        Inc.,  eSpeed  Securities   International   Limited  and  eSpeed  Markets,  Inc.
                        (Incorporated by reference to Exhibit 10.5 to the Registrant's  Annual Report on
                        Form 10-K for the year ended December 31, 1999).
    10.6           --   Registration  Rights  Agreement,  dated as of  December  9,  1999,  by and among
                        eSpeed and the Investors  named therein.  (Incorporated  by reference to Exhibit
                        10.6 to the Registrant's  Annual Report on Form 10-K for the year ended December
                        31, 1999).
    10.7           --   Sublease  Agreement,  dated as of December 15, 1999,  between Cantor  Fitzgerald
                        Securities and eSpeed,  Inc.  (Incorporated  by reference to Exhibit 10.7 to the
                        Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
    10.8           --   Warrants  issued to  Martin J.  Wygod  and a  related  trust.  (Incorporated  by reference to Exhibit  10.8 to the  Registrant's  Annual  Report on Form 10-K for
                        the year ended December 31, 1999).



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




Exhibit Number     Description
--------------     -----------
    10.18          --   Amendment No. 3 to Joint Services Agreement,  dated as of September 22, 2000, by and among Cantor  Fitzgerald,  L.P.,  Cantor  Fitzgerald  International,  Cantor
                        Fitzgerald  Europe,  Cantor  Fitzgerald  Securities,  Cantor  Fitzgerald  & Co.,
                        Cantor  Fitzgerald  Partners,  eSpeed  Inc.,  eSpeed  Securities,  Inc.,  eSpeed
                        Government  Securities,  eSpeed International  Limited and eSpeed Markets,  Inc.
                        (Incorporated  by  reference  to  Exhibit  10.18 to the  Registrant's  Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 2000).
    21             --   List of subsidiaries of eSpeed, Inc. (Incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
    23             --   Consent of Deloitte & Touche LLP, independent auditors.




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


                                /s/ Howard W. Lutnick
                                --------------------------------------------
                                Howard W. Lutnick
                                Chairman of the Board and
                                Chief Executive Officer


                                /s/ Jeffrey G. Goldflam
                                --------------------------------------------
                                Jeffrey G. Goldflam
                                Senior Vice President and Chief Financial
                                Officer (Principal Financial and
                                Accounting Officer)


Dated: June 15, 2001