Form 10-Q/A
period 2001-03-31
ESPEED INC
filed 2001-06-15
CIK 1094831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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



ITEM 1.  Financial Statements:                                             Page

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

                               Introductory Note

         We are filing this Form 10-Q/A principally in order to amend our presentation of revenues from fully electronic transactions as discussed in
Note 1 to the financial statements. Because of the involvement of Cantor Fitzgerald and TradeSpark in our fully electronic transactions, these transactions are considered to be with related parties and our revenues should be reflected net of the fulfillment services fees we have paid to Cantor Fitzgerald and TradeSpark.

         The effect of this amendment is to eliminate expenses of $11.2 million and $5.1 million related to fulfillment services fees paid by us for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively, and to reduce our revenues in each of those periods by an equal amount. This amendment has and will have no effect on our net loss, net income, earnings per share or cash flows for any prior or future period.

                          eSpeed, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   As of March 31, 2001 and December 31, 2000
                                  (unaudited)

                                     Assets

                                                                       March 31,      December 31,
                                                                         2001             2000
                                                                     -------------    -------------
Cash .............................................................   $   1,390,332    $     161,463
Reverse repurchase agreements with related parties ...............     160,495,777      122,002,249
                                                                     -------------    -------------
       Total cash and cash equivalents ...........................     161,886,109      122,163,712
Fixed assets, net ................................................      26,748,308       23,441,365
Investments ......................................................       5,776,322        5,833,679
Other assets .....................................................       3,898,375        3,683,507
                                                                     -------------    -------------
        Total assets .............................................   $ 198,309,114    $ 155,122,263
                                                                     =============    =============

                      Liabilities and Stockholders' Equity

Liabilities:
Payable to related parties, net ..................................   $   7,367,647    $  11,370,248
Accounts payable and accrued liabilities .........................      12,907,051       11,494,262
                                                                     -------------    -------------
       Total liabilities .........................................      20,274,698       22,864,510
                                                                     -------------    -------------

Stockholders' Equity:
Preferred stock, par value $.01 per share; 50,000,000
shares authorized, 8,000,000 shares issued and outstanding .......          80,000           80,000
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 23,946,063 and 16,342,202 shares issued and
outstanding ......................................................         239,461          163,422
Class B common stock, par value $.01 per share; 100,000,000 shares authorized; 30,468,163 and 35,520,480 shares issued and
outstanding ......................................................         304,682          355,205
Additional paid-in capital .......................................     254,168,811      205,908,024
Subscription receivable ..........................................      (1,250,000)      (1,250,000)
Unamortized expense of restricted stock awards....................        (217,177)              --
Accumulated deficit ..............................................     (75,291,361)     (72,998,898)
                                                                     -------------    -------------
     Total stockholders' equity ..................................     178,034,416      132,257,753
                                                                     -------------    -------------
     Total liabilities and stockholders' equity ..................   $ 198,309,114    $ 155,122,263
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


                                                                  For the three   For the three
                                                                   months ended    months ended
                                                                  March 31, 2001  March 31, 2000
                                                                  (as restated,   (as restated,
                                                                   see Note 1)     see Note 1)
                                                                  -------------   -------------
Revenues:
Transaction revenues with related parties:
   Fully electronic transactions ...............................   $ 21,274,034    $  9,426,487
   Voice-assisted brokerage transactions........................      5,363,462       3,861,240
   Screen assisted open outcry transactions.....................        100,658         882,868
                                                                   ------------    ------------
Total transaction revenues with related parties.................     26,738,154      14,170,595

System services fees from related parties ......................      2,959,851       3,161,057
Interest income from related parties ...........................      1,741,149       1,842,774
Licensing fees .................................................        448,420              --
                                                                   ------------    ------------
Total revenues .................................................     31,887,574      19,174,426
                                                                   ------------    ------------

Expenses:
Compensation and employee benefits .............................     15,848,598      11,337,786
Occupancy and equipment ........................................      6,973,004       4,699,749
Professional and consulting fees ...............................      3,700,409       2,459,088
Communications and client networks .............................      1,900,273         839,694
Marketing ......................................................      1,496,951       1,129,073
Administrative fees paid to related parties ....................      1,950,637       1,604,151
Other ..........................................................      2,210,166       1,938,301
                                                                   ------------    ------------
Total expenses..................................................     34,080,038      24,007,842
                                                                   ------------    ------------

Loss before provision for income taxes .........................     (2,192,464)     (4,833,416)
                                                                   ============    ============

Provision for income taxes:
Federal ........................................................             --              --
State and local ................................................         99,999          92,500
                                                                   ------------    ------------
Total tax provision ............................................         99,999          92,500
                                                                   ------------    ------------

Net loss .......................................................   $ (2,292,463)   $ (4,925,916)
                                                                   ============    ============

Share and per share data:
Basic and diluted net loss per share ...........................   $       (.04)   $       (.10)
Weighted average shares of common stock outstanding ............     52,414,049      51,000,000


                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the three months ended March 31, 2001 and March 31,2000
                                   (unaudited)


                                                                  For the three    For the three
                                                                   months ended     months ended
                                                                  March 31, 2001   March 31, 2000
                                                                  --------------   --------------
Cash flows from operating activities:
Net loss ......................................................   $  (2,292,463)   $  (4,925,916)
Non-cash items included in net loss:
   Depreciation and amortization ..............................       1,688,238          932,335
   Equity in losses of certain unconsolidated investments .....          57,357               --
   Non-cash issuance of securities under employee
     benefit plans ............................................         223,502               --

(Increase) decrease in operating assets:
     Other assets .............................................        (214,868)      (1,693,131)

Increase (decrease) in operating liabilities:
     Payable to related parties, net ..........................      (4,002,601)         162,920
     Accounts payable and accrued liabilities .................       1,412,789        4,254,204
                                                                  -------------    -------------
         Net cash used in operating activities ................      (3,128,046)      (1,269,588)
                                                                  -------------    -------------

Cash flows from investing activities:
Purchases of fixed assets .....................................      (3,056,309)      (3,462,263)
Capitalization of software development costs ..................      (1,938,872)      (1,574,143)
                                                                  -------------    -------------
        Net cash used in investing activities .................      (4,995,181)      (5,036,406)
                                                                  -------------    -------------

Cash flows from financing activities:
Proceeds from issuances of securities .........................      47,750,000               --
Proceeds from issuance of securities under the ESPP ...........         181,611               --
Proceeds from exercises of options ............................         285,098               --
Payments for issuance related expenses ........................        (371,085)              --
                                                                  -------------    -------------
     Net cash provided by financing activities ................      47,845,624               --
                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents ..........      39,722,397       (6,305,994)
                                                                  -------------    -------------
Cash and cash equivalents, beginning of period ................     122,163,712      134,845,522
                                                                  -------------    -------------
Cash and cash equivalents, end of period ......................   $ 161,886,109    $ 128,539,528
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

The Company has restated its consolidated financial statements for the three months ended March 31, 2001 and the three months ended March 31, 2000 to revise its presentation of fully electronic transaction revenues. The restated financial statements reflect, pursuant to guidance contained in the Financial Accounting Standards Board's Emerging Issues Task Force No. 99-19, the Company's fully electronic transactions net of the fulfillment services fees that are paid to related parties. Fully electronic transactions are reflected as transactions with related parties because they are implemented pursuant to services agreements entered into with related parties.

The effect of this change in presentation is to eliminate fulfillment services fee expenses of $11,228,622 and $5,075,801 for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively, and to reduce the Company's fully electronic transaction revenues in each of those periods by an equal amount. This change in presentation has and will have no effect on the Company's net loss, net income, earnings per share or cash flows for any prior or future period.

The following table summarizes the impact of the restatements:

For the three months ended:                    March 31, 2001                March 31, 2000
                                        As previously        As        As previously         As
                                          reported        restated        reported        restated

Fully electronic transaction revenues   $ 32,502,656    $ 21,274,034    $ 14,502,288    $  9,426,487
Fulfillment services fee expenses         11,228,622              --       5,075,801              --
Net loss                                  (2,292,463)     (2,292,463)     (4,925,916)     (4,925,916)
Net loss per share                             (0.04)          (0.04)          (0.10)          (0.10)

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC), certain footnote disclosures, which are normally required under GAAP, have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. The Consolidated Statement of Financial Condition at December 31, 2000 was derived from audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.


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


Under a Joint Services Agreement between the Company and Cantor and a Services Agreement between the Company and TradeSpark, the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor or TradeSpark provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, the Company receives 65% of the transaction revenues and Cantor or TradeSpark receives 35% of the transaction revenues. In general, for voice-assisted brokerage transactions, the Company receives 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark transactions.

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


Transaction Revenues:                               Three months ended               Three months ended
                                                      March 31, 2001                   March 31, 2000
                                                       (restated)                         (restated)
----------------------------------                ------------------------         -----------------------

Europe                                                      $   5,341,636                  $    2,661,392
Asia                                                              780,023                         315,200
                                                  ------------------------         -----------------------
Total Non-Americas                                              6,121,659                       2,976,592
Americas                                                       20,616,495                      11,194,003
                                                  ------------------------         -----------------------
Total                                                       $  26,738,154                  $   14,170,595
                                                  ========================         =======================

Average long-lived assets:                            March 31, 2001                 December 31, 2000
----------------------------------                ------------------------         -----------------------
Europe                                                      $   2,970,439                  $    2,225,886
Asia                                                              411,750                         791,570
                                                  ------------------------         -----------------------
Total Non-Americas                                              3,382,189                       3,017,456
Americas                                                       21,712,646                      13,736,827
                                                  ------------------------         -----------------------
Total                                                       $  25,094,835                  $   16,754,283
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


The Company is entitled to receive 65% of the electronic transaction services revenues and Freedom receives 35% of such revenues. The Company also receives 35% of revenues derived from Freedom's voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information.


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


As discussed in Note 1 to the financial statements, the Company has restated its financial statements for the three months ended March 31, 2001 and March 31, 2000. The accompanying discussion and analysis gives effect to that restatement.


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

  Results of Operations

  For the Three Months Ended March 31, 2001 and March 31, 2000



Revenues                                                             Three months ended
                                                                 -------------------------
                                                                   March 31,    March 31,
                                                                    2001          2000
                                                                 -----------   -----------
Transaction revenues with related parties:
Fully electronic transactions ................................   $21,274,034   $ 9,426,487
Voice-assisted brokerage transactions.........................     5,363,462     3,861,240
Screen assisted open outcry transactions......................       100,658       882,868
                                                                 -----------   -----------
Total transaction revenues with related parties...............    26,738,154    14,170,595
System services fees from related parties ....................     2,959,851     3,161,057
Interest income from related parties .........................     1,741,149     1,842,774
Licensing fees ...............................................       448,420          --
                                                                 -----------   -----------
            Total revenues ...................................   $31,887,574   $19,174,426
                                                                 ===========   ===========


Transaction revenues with related parties


Under a Joint Services Agreement between us and Cantor and a Services Agreement between us and TradeSpark, we own and operate the electronic trading system and are responsible for providing electronic brokerage services, and Cantor or TradeSpark provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor or TradeSpark receives 35% of the transaction revenues. In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark transactions.

For the three months ended March 31, 2001, we earned transaction revenues with related parties of $26,738,154 as compared to $14,170,595 for the three months ended March 31, 2000, an increase of 89%. The growth in these revenues was attributable to the continued increase in the number of products available on and clients trading on our eSpeed(R) system. For the three months ended March 31, 2001, 80% of our transaction revenues were generated from fully electronic transactions.

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


System services fees from related parties for the three months ended March 31, 2001 were $2,959,851. This compares with system services fees for the three months ended March 31, 2000 of $3,161,057, a decrease of 6%. For the three months ended March 31, 2001, system services fees decreased primarily as a result of a decrease in support provided to Cantor and the migration of some of our clients to fully electronic transactions. As a percentage of revenues, system services fees decreased from 16% for the three months ended March 31, 2000 to 9% for the three months ended March 31, 2001 as a result of our increased transaction revenues.


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


Expenses                                                Three months ended
                                                    -------------------------
                                                     March 31,      March 31,
                                                       2001          2000
                                                    -----------   -----------
Compensation and employee benefits ..............   $15,848,598   $11,337,786
Occupancy and equipment .........................     6,973,004     4,699,749
Professional and consulting fees ................     3,700,409     2,459,088
Communications and client networks ..............     1,900,273       839,694
Marketing .......................................     1,496,951     1,129,073
Administrative fees paid to related parties .....     1,950,637     1,604,151
Other ...........................................     2,210,166     1,938,301
                                                    -----------   -----------

        Total expenses ..........................   $34,080,038   $24,007,842
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


Net loss


Our net loss was $2,292,463 for the three months ended March 31, 2001, as compared to our net loss of $4,925,916 for the three months ended March 31, 2000, a decrease of 53%. We expect that we will continue to incur losses and generate negative cash flow from operations for at least the first half of 2001 as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES


At March 31, 2001, we had cash and cash equivalents of $161.9 million, an increase of $39.7 million as compared to December 31, 2000. We used cash of $3.1 million in our operating activities, consisting of net loss after non-cash items of $0.3 million and $2.8 million of other changes in operating assets and liabilities. We also used $5.0 million in purchasing additional fixed assets, including the costs incurred to develop software, offset by $47.8 million of net proceeds from issuances of our Class A common stock principally related to our public offering in March 2001.


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


For a complete description of this action and the related action in Delaware, see Note 4 of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2000.



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

Date:  June 15, 2001