Form 10-Q
period 2001-06-30
ESPEED INC
filed 2001-08-14
CIK 1094831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001
                  --------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                         Commission file number 0-28191


                                  eSpeed, Inc.
    -----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                             13-4063515
---------------------------------      --------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification
 Incorporation or Organization)                     No.)


                       One World Trade Center, 103rd Floor
    -----------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                            New York, New York 10048
    -----------------------------------------------------------------------
                             (City, State, Zip Code)


                            (212) 938-3773
    -----------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at August 6, 2001

Class A common stock, par value $.01 per share              25,027,794
Class B common stock, par value $.01 per share              29,945,985

PART I--FINANCIAL INFORMATION

ITEM 1.    Financial Statements:                                           Page

Consolidated Statements of Financial Condition -                            1
June 30, 2001 (unaudited) and December 31, 2000

Consolidated Statements of Operations (unaudited) - Three Months            2
Ended June 30, 2001 and June 30, 2000

Consolidated Statements of Operations (unaudited) - Six Months              3
Ended June 30, 2001 and June 30, 2000

Consolidated Statements of Cash Flows (unaudited) - Six Months              4
Ended June 30, 2001 and June 30, 2000

Notes to Consolidated Financial Statements (unaudited)                      5

ITEM 2. Management's Discussion and Analysis of Financial Condition         11
and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk          19

PART II--OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                          19

ITEM 6.  Exhibits and Reports on Form 8-K                                   20

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                          eSpeed, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    As of June 30, 2001 and December 31, 2000

                                                                                 June 30,               December 31,
                                                                                   2001                     2000
                                                                               (unaudited)
                                                                              -------------            -------------
Assets

Cash.................................................................         $     768,016            $     161,463
Reverse repurchase agreements with related parties...................           153,249,677              122,002,249
                                                                              -------------            -------------

      Total cash and cash equivalents................................           154,017,693              122,163,712

Fixed assets, net....................................................            30,430,339               23,441,365
Investments..........................................................            12,621,478                5,833,679
Intangible assets....................................................             4,648,226                       --
Other assets.........................................................             9,153,487                3,683,507
                                                                              -------------            -------------

      Total assets...................................................         $ 210,871,223            $ 155,122,263
                                                                              =============            =============

Liabilities and Stockholders' Equity

Liabilities:
Payable to related parties, net......................................         $   3,772,539            $  11,370,248
Accounts payable and accrued liabilities.............................            19,996,119               11,494,262
                                                                              -------------            -------------

      Total liabilities..............................................            23,768,658               22,864,510
                                                                              -------------            -------------

Stockholders' Equity:
Preferred stock, par value $.01 per share; 50,000,000
  shares authorized, 8,000,000 shares issued and outstanding.........                80,000                   80,000
Class A common stock, par value $.01 per share; 200,000,000
  shares authorized; 24,993,137 and 16,342,202 shares issued and
  outstanding........................................................               249,931                  163,422
Class B common stock, par value $.01 per share; 100,000,000 shares authorized; 29,965,985 and 35,520,480 shares issued and
  outstanding........................................................               299,660                  355,205
Additional paid-in capital...........................................           267,464,877              205,908,024
Subscription receivable..............................................            (1,250,000)              (1,250,000)
Unamortized expense of restricted stock awards.......................              (189,237)                      --
Unamortized expense of business partner securities...................            (3,290,100)                      --
Accumulated deficit..................................................           (76,262,566)             (72,998,898)
                                                                              -------------            -------------

    Total stockholders' equity.......................................           187,102,565              132,257,753
                                                                              -------------            -------------

    Total liabilities and stockholders' equity.......................         $ 210,871,223            $ 155,122,263
                                                                              =============            =============


                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three months ended June 30, 2001 and June 30, 2000
                                   (unaudited)

                                                                                                       For the three
                                                                                                        months ended
                                                                               For the three           June 30, 2000
                                                                                months ended           (as restated,
                                                                               June 30, 2001            see Note 1)
                                                                              -------------            -------------
Revenues:
Transaction revenues with related parties:
      Fully electronic transactions..................................           $20,802,126              $13,256,054
      Voice-assisted brokerage transactions..........................             6,334,161                3,370,116
      Screen-assisted open outcry transactions.......................                66,250                  688,844
                                                                              -------------            -------------
Total transaction revenues with related parties...........................       27,202,537               17,315,014
Software Solution fees from related and unrelated parties............             5,209,237                3,100,997
Interest income from related parties.................................             1,667,702                2,085,751
                                                                              -------------            -------------

Total revenues.......................................................            34,079,476               22,501,762
                                                                              -------------            -------------

Expenses:
Compensation and employee benefits...................................            15,537,909               14,440,660
Occupancy and equipment..............................................             7,941,481                4,955,490
Professional and consulting fees.....................................             2,334,719                3,299,605
Communications and client networks...................................             2,301,870                1,009,638
Marketing............................................................             1,501,821                3,670,492
Administrative fees paid to related parties..........................             2,891,482                1,708,428
Non-cash business partner securities.................................               298,900               29,805,305
Other................................................................             2,084,499                2,531,786
                                                                              -------------            -------------

Total expenses.......................................................            34,892,681               61,421,404
                                                                              -------------            -------------

Loss before provision for income taxes...............................              (813,205)             (38,919,642)
                                                                              -------------            -------------

Provision for income taxes:
Federal..............................................................                    --                       --
State and local......................................................               158,001                  107,500
                                                                              -------------            -------------

Total tax provision..................................................               158,001                  107,500
                                                                              -------------            -------------

Net loss.............................................................         $    (971,206)           $ (39,027,142)
                                                                              =============            =============

Share and per share data:
Basic and diluted net loss per share.................................         $        (.02)           $        (.76)
Weighted average shares of common stock outstanding..................            54,814,868               51,225,449

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the six months ended June 30, 2001 and June 30, 2000
                                   (unaudited)

                                                                                                        For the six
                                                                                                        months ended
                                                                               For the six             June 30, 2000
                                                                               months ended            (as restated,
                                                                              June 30, 2001             see Note 1)
                                                                              -------------            -------------
Revenues:
Transaction revenues with related parties:
      Fully electronic transactions..................................         $  42,076,159            $  22,682,541
      Voice-assisted brokerage transactions..........................            11,697,623                7,231,356
      Screen-assisted open outcry transactions.......................               166,908                1,571,712
                                                                              -------------            -------------
Total transaction revenues with related parties......................            53,940,690               31,485,609
Software Solution fees from related and unrelated parties............             8,617,507                6,262,054
Interest income from related parties.................................             3,408,851                3,928,525
                                                                              -------------            -------------
Total revenues.......................................................            65,967,048               41,676,188
                                                                              -------------             ------------

Expenses:
Compensation and employee benefits...................................            31,386,507               25,778,446
Occupancy and equipment..............................................            14,914,485                9,655,239
Professional and consulting fees.....................................             6,035,128                5,758,693
Communications and client networks...................................             4,202,143                1,849,332
Marketing............................................................             2,998,771                4,799,565
Administrative fees paid to related parties..........................             4,842,118                3,312,579
Non-cash business partner securities.................................               298,900               29,805,305
Other................................................................             4,294,664                4,470,088
                                                                              -------------            -------------
Total expenses.......................................................            68,972,716               85,429,247
                                                                              -------------            -------------

Loss before provision for income taxes...............................            (3,005,668)             (43,753,059)
                                                                              -------------            -------------

Provision for income taxes:
Federal..............................................................                    --                       --
State and local......................................................               258,000                  200,000
                                                                              -------------            -------------
Total tax provision..................................................               258,000                  200,000
                                                                              -------------            -------------

Net loss.............................................................         $  (3,263,668)           $ (43,953,059)
                                                                              =============            =============

Share and per share data:
Basic and diluted net loss per share.................................         $        (.06)           $        (.86)
Weighted average shares of common stock outstanding..................            53,621,091               51,112,724


                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the six months ended June 30, 2001 and June 30, 2000
                                   (unaudited)

                                                                                For the six              For the six
                                                                                months ended             months ended
                                                                               June 30, 2001            June 30, 2000
                                                                              -------------           --------------
Cash flows from operating activities:
Net loss.............................................................         $  (3,263,668)          $  (43,953,059)
Non-cash items included in net loss:
      Depreciation and amortization..................................             3,006,935                1,537,736
      Issuance of non-cash business partner securities...............               298,900               29,805,305
      Equity in losses of certain unconsolidated investments.........               183,108                       --
      Non-cash issuance of securities under employee benefit plans                  251,440                       --
(Increase) decrease in operating assets:
      Other assets...................................................            (1,455,988)              (1,921,558)
Increase (decrease) in operating liabilities:
      Payable to related parties, net................................            (7,597,709)               1,684,948
      Accounts payable and accrued liabilities.......................             8,501,857               10,412,161
                                                                              -------------           --------------

      Net cash used in operating activities..........................               (75,125)              (2,434,467)
                                                                              -------------           --------------

Cash flows from investing activities:
Purchases of fixed assets............................................            (5,834,270)              (5,261,877)
Capitalization of software development costs.........................            (4,046,227)              (3,608,676)
Increase in intangible assets........................................            (4,263,639)                      --
Purchases of investments.............................................                    --                 (833,679)
                                                                              -------------           --------------
      Net cash used in investing activities..........................           (14,144,136)              (9,704,232)
                                                                              -------------           --------------
Cash flows from financing activities:
Proceeds from issuance of securities.................................            47,750,000               25,000,000
Proceeds from issuance of securities under the ESPP..................               393,789                       --
Proceeds from exercises of options...................................               414,298                       --
Payments for issuance related expenses...............................            (2,484,845)                      --
                                                                              -------------           --------------
      Net cash provided by financing activities......................            46,073,242               25,000,000
                                                                              -------------           --------------

Net increase in cash and cash equivalents............................            31,853,981               12,861,301
                                                                              -------------           --------------
Cash and cash equivalents, beginning of period.......................           122,163,712              134,845,522
                                                                              -------------           --------------
Cash and cash equivalents, end of period.............................         $ 154,017,693           $  147,706,823
                                                                              =============           ==============

Supplemental disclosure of non-cash investing activities:
Issuance of Class A common stock in exchange for investment                   $  6,970,907
Issuance of Class A common stock in exchange for intangible asset                  500,000
Issuance of Class A common stock in exchange for other assets                    4,013,992
                                                                              ------------
                                                                              $ 11,484,899
                                                                              ============

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       Summary of Significant Accounting Policies

Basis of Presentation: eSpeed, Inc. (eSpeed or, together with its direct and indirect wholly owned subsidiaries, the Company) is a majority owned subsidiary of Cantor Fitzgerald Securities (CFS), which in turn is a 99.5% owned subsidiary of Cantor Fitzgerald, L.P. (CFLP, or together with its subsidiaries, Cantor). eSpeed primarily engages in the business of operating interactive vertical electronic marketplaces designed to enable market participants to trade financial and non-financial products more efficiently and at a lower cost than traditional trading environments permit. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has restated its consolidated financial statements for the three months and six months ended June 30, 2000 to revise its presentation of fully electronic transaction revenues. The restated financial statements reflect, pursuant to guidance contained in the Financial Accounting Standards Board's Emerging Issues Task Force No. 99-19, the Company's fully electronic transactions net of the fulfillment services fees that are paid to related parties. Fully electronic transactions are reflected as transactions with related parties because they are implemented pursuant to services agreements entered into with related parties.

The effect of this change in presentation is to eliminate fulfillment services fee expenses of $7,156,955 and $12,232,756 for the three and six months ended June 30, 2000, respectively, and to reduce the Company's fully electronic transaction revenues in each of those periods by an equal amount. This change in presentation has and will have no effect on the Company's net loss, net income, earnings per share or cash flows for any prior or future period.

The following table summarizes the impact of the restatements:

                                                  Three months ended June 30, 2000     Six months ended June 30, 2000

                                                  As previously           As           As previously           As
                                                     reported          restated          reported           restated
  Fully electronic transaction revenues          $   20,413,009    $   13,256,054    $   34,915,297     $  22,682,541
  Fulfillment services fee expenses                   7,156,955                --        12,232,756                --
  Net loss                                          (39,027,142)      (39,027,142)      (43,953,059)      (43,953,059)
  Net loss per share                             $        (0.76)   $        (0.76)   $        (0.86)    $       (0.86)


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

Software Solution fees from related and unrelated parties: Pursuant to various services agreements, the Company recognizes fees from related parties (formerly presented as system services fees from related parties) in amounts generally equal to its actual direct and indirect costs, including overhead, of providing such services at the time when such services are performed. For specific technology support functions that are both utilized by the Company and provided to related parties, the Company allocates the actual costs
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

of providing such support functions based on the relative usage of such support services by each party. In addition, certain clients of the Company provide online access to their customers through use of the Company's electronic trading platform. The Company receives up-front and/or periodic fees from unrelated parties for the use of its platform (formerly presented as licensing fees). Such fees are deferred and recognized as revenue ratably over the term of the licensing agreement.

Intangible assets: Intangible assets consist primarily of purchased patents. The costs incurred in filing and defending patents are capitalized when management believes such costs serve to enhance the value of the patent. Capitalized costs related to issued patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method.

New Accounting Pronouncements: On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement, which for the Company will be January 1, 2002. However, for any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life will not be amortized. The Company does not believe that the adoption of SFAS 141 will have an impact on the business, results of operations or financial condition of the Company. The Company is still evaluating the impact of the adoption of SFAS 142 and has not yet determined the effect of adoption on its business, results of operations and financial condition.

2.       Fixed Assets


                                                                    June 30, 2001         December 31, 2000
                                                                    --------------        ------------------
Fixed assets consist of the following:
Computer and communication equipment                                $26,638,761              $19,920,077
Software, including software development costs                       16,357,584               12,038,930
Leasehold improvements and other fixed assets                           691,297                  422,396
                                                                    -----------              -----------
                                                                     43,687,642               32,381,403
Less accumulated depreciation and amortization                      (13,257,303)              (8,940,038)
                                                                    -----------              -----------
Fixed assets, net                                                   $30,430,339              $23,441,365
                                                                    ===========              ===========


3.       Intangible Assets

On April 3, 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the Wagner Patent) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from Electronic Trading Systems Corporation for an initial payment of $1,750,000 in cash and 24,334 shares of the Company's Class A common stock valued at $500,000. The patent expires in 2007. Additional payments are contingent upon the generation of patent-related revenues. The Company has capitalized approximately $2,300,000 of legal costs associated with the acquisition and defense of the patent.

4.       Acquisitions

Freedom

The Company and Cantor formed a limited partnership (the LP) to acquire an interest in Freedom International Brokerage (Freedom), a Canadian government securities broker-dealer and Nova Scotia
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


unlimited liability company. On April 4, 2001, the Company contributed 310,769 shares of its Class A common stock, valued at $6,970,907, to the LP as a limited partner, which entitles the Company to 75% of the LP's capital interest in Freedom. The Company shares in 15% of the LP's cumulative profits but not in cumulative losses. Cantor contributed 103,588 shares of the Company's Class A common stock as the general partner. Cantor will be allocated all of the LP's cumulative losses or 85% of the cumulative profits. The LP exchanged the 414,357 shares for a 66.7% interest in Freedom. In addition, the Company issued fully vested, non-forfeitable warrants to purchase 400,000 shares of its Class A common stock to provide incentives over the three year period ending April 2004 to the other Freedom owner participants to migrate to the Company's fully electronic platform. The Company recorded additional paid-in capital of $3,589,000 representing the value of the warrants and $298,900 as a non-cash charge for the three months ended June 30, 2001. The remaining unamortized balance of $3,290,100 will be recognized as an expense ratably through April 2004. The Company recorded $298,900 in such non-cash charges for the three months ended June 30, 2001. To the extent necessary to protect the Company from any allocation of losses, Cantor is required to provide future capital contributions to the LP up to an amount that would make Cantor's total contribution equal to the Company's initial investment in the LP. The Company receives 65% of all electronic transaction services revenues and Freedom receives 35% of such revenues. The Company also receives 35% of revenues derived from Freedom's voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information.

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

TreasuryConnect

On May 25, 2001, the Company acquired all the interests in TreasuryConnect LLC, a company that operated an electronic trade communication and execution platform for OTC derivatives, in exchange for 188,009 shares of the Company's Class A common stock, valued at $4,013,992. The net assets of TreasuryConnect LLC, including goodwill, are presented in Other assets in the Consolidated Statement of Financial Condition, pending final allocation of the purchase price to the net assets acquired. The Company's consolidated financial statements include the operating results of TreasuryConnect LLC from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material on either an individual or an aggregate basis.

5.       Secondary Offering of Securities

On March 13, 2001, the Company and selling stockholders, including CFS, completed a secondary offering of 7,135,000 shares of the Company's Class A common stock to the public at $20 per share. Of the Class A common stock offered, 2,500,000 shares were sold by the Company, and 4,635,000 shares were sold by the selling stockholders, principally CFS. Proceeds to the Company, net of underwriting discounts and offering costs, were $45,887,378. On April 11, 2001, CFS sold an additional 250,000 shares of Class A common stock in connection with the exercise of the underwriters' over-allotment option.

6.       Employee Share Transactions

The Employee Stock Purchase Plan (the ESPP) permits eligible employees to purchase shares of Class A common stock at a discount. At the end of each purchase period, as defined, accumulated payroll deductions are used to purchase stock at 85% of the lowest market price at various defined dates during
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

the offering period. The Company issued 29,511 shares of Class A common stock, generating proceeds of $393,789 during the six months ended June 30, 2001.

During the six months ended June 30, 2001, the Company issued 18,833 shares of its Class A common stock to employees as a result of exercises of options with a strike price of $22. The options had been granted pursuant to the eSpeed, Inc. 1999 Long-Term Incentive Plan (the LT Plan).

In March 2001, the Company issued 10,934 shares of restricted Class A common stock valued at $220,247 to certain employees under the LT Plan. The shares vest over four years. For the six months ended June 30, 2001, the Company recognized $31,008 of compensation expense related to the awards.

In the six months ended June 30, 2001, the Company issued 14,050 shares of its Class A common stock, valued at $220,432, as the Company's matching contribution to the eSpeed Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and it Affiliates with respect to employee contributions in 2000.

7.       Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At June 30, 2001, eSpeed Government Securities, Inc.'s liquid capital of $48,699,266 was in excess of minimum requirements by $48,674,265.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2001, eSpeed Securities, Inc. had net capital of $5,754,633, which was $5,740,517 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .74 to 1.

8.       Income Taxes

Since the date of the Company's initial public offering (the Offering), the Company has been subject to income tax as a corporation. Net operating losses
(NOLs) from that date, approximating $30,300,000, will be available on a carry forward basis to offset future operating income of the Company. However, a valuation allowance has been recorded at June 30, 2001 to offset the full amount of the NOLs as realization of this deferred tax benefit is dependent upon generating sufficient taxable income prior to the expiration of the NOLs.

9.       Related Parties

All of the Company's Reverse Repurchase Agreements are transacted on an overnight basis with CFS. Under the terms of these agreements, the securities collateralizing the Reverse Repurchase Agreements are held under a custodial arrangement with a third party bank and are permitted to be resold or repledged. The fair value of such collateral at June 30, 2001 and December 31, 2000 totaled $152,993,368 and $122,620,469, respectively.

Investments in TradeSpark and the LP that invested in Freedom are accounted for using the equity method. The carrying value of such related party investments approximated $8,800,000 at June 30, 2001, and is included in Investments in the Consolidated Statement of Financial Condition.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Under a Joint Services Agreement between the Company and Cantor and Services Agreements between the Company and TradeSpark and the Company and Freedom, the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor, TradeSpark or Freedom provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, the Company receives 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. In general, for voice-assisted brokerage transactions, the Company receives 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark or Freedom transactions. In addition, the Company receives 25% of the net revenues from Cantor's gaming businesses.

Under those services agreements, the Company has agreed to provide Cantor, TradeSpark and Freedom technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, TradeSpark and Freedom the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. In exchange for a 25% share of the net revenues from Cantor's gaming businesses, the Company is obligated to spend and does not get reimbursed for the first $750,000 each quarter of costs of providing support and development services for such gaming businesses. The related party revenues earned under these agreements totaled $5,009,737 and $7,969,587 for the three and six month periods ended June 30, 2001, and $3,100,997 and $6,262,054 for the three and six month periods ended June 30, 2000 and are included in "Software Solution fees from related and unrelated parties."

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

10.      Commitment and Contingency

There have been no significant changes in commitments and contingencies from the matters described in the notes to the Company's consolidated financial statements as of and for the year ended December 31, 2000.

11.      Segment and Geographic Data

Segment Information: The Company currently operates its business in one segment, that of operating interactive electronic vertical marketplaces for the trading of financial and non-financial products, licensing software and providing technology support services to Cantor and other related parties.

Geographic Information: The Company operates in the Americas, Europe and Asia. Revenue attribution for purposes of preparing geographic data is principally based upon the marketplace where the financial product is traded, which, as a result of regulatory jurisdiction constraints in most circumstances, is also representative of the location of the client generating the transaction resulting in commissionable
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

revenue. The information that follows, in management's judgment, provides a reasonable representation of the activities of each region as of and for the periods indicated.


                               Three months ended           Three months ended         Six months ended      Six months ended
                                  June 30, 2001               June 30, 2000             June 30, 2001          June 30, 2000
Transaction Revenues:                                           (restated)                                       (restated)
---------------------          ------------------           ------------------         ----------------      ----------------
Europe                         $        4,850,998             $     3,130,169          $     10,192,634       $     5,791,563
Asia                                      602,009                     178,849                 1,382,033               370,477
                               ------------------             ---------------          ----------------       ---------------
Total Non-Americas                      5,453,007                   3,309,018                11,574,667             6,162,040
Americas                               21,749,530                  14,005,996                42,366,023            25,323,569
                               ------------------             ---------------          ----------------       ---------------
Total                          $       27,202,537             $    17,315,014          $     53,940,690       $    31,485,609
                               ==================             ===============          ================       ===============


Average long-lived assets:                                                               June 30, 2001       December 31, 2000
-------------------------                                                              ----------------       ---------------
Europe                                                                                 $      3,366,630       $     2,225,886
Asia                                                                                            532,263               791,570
                                                                                       ----------------       ---------------
Total Non-Americas                                                                            3,898,893             3,017,456
Americas                                                                                     23,036,959            13,736,827
                                                                                       ----------------       ---------------
Total                                                                                  $     26,935,852       $    16,754,283
                                                                                       ================       ===============


12.      Subsequent Event

On July 30, 2001, the Company entered into an agreement with Deutsche Bank, AG (Deutsche Bank), whereby Deutsche Bank will channel its electronic market-making engines and liquidity for specified fixed income products using the Company's electronic trading platform. In connection with the agreement, Deutsche Bank purchased 750 shares of Series C Redeemable Convertible Preferred Stock (Series C Preferred) of the Company at its par value of $0.01 per share. Each share of the Series C Preferred is convertible at the option of Deutsche Bank into 10 shares of the Company's Class A common stock at anytime during the five years ended July 31, 2006. Accordingly, as of the date of purchase the Company will recognize a non-cash charge of $110,925, representing the value of such Class A common stock into which the Series C Preferred may be converted. At the end of each year of the five year agreement in which Deutsche Bank fulfills its liquidity and market-making obligations for specified products, 150 shares of Series C Preferred will automatically convert into warrants to purchase 150,000 shares of the Company's Class A common stock at an exercise price of $14.79 per share. To the extent that Deutsche Bank fulfills its obligations under the agreement, the Company will recognize additional non-cash charges based upon the value of the warrants. At the end of the five year period, to the extent that Deutsche Bank does not fulfill its obligations under the agreement and Series C Preferred shares remain outstanding, the Company has the option to redeem each share of the Series C Preferred outstanding in exchange for 10 shares of the Company's Class A common stock.

On August 7, 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the Lawrence Patent) covering electronic auctions of fixed income securities. The patent expires in 2014. The Company purchased the Lawrence Patent for an initial payment of $900,000 in cash payable over three years, and 15,000 warrants to purchase the Company's Class A common stock at an exercise price of $16.08. The warrants expire on August 6, 2011. Additional payments are contingent upon the generation of patent-related revenues.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our limited operating history, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including volume and volatility on our business, our ability to enter into marketing and strategic alliances, to effectively manage our growth, to expand the use of our electronic system and to induce clients to use our marketplaces and services, and other factors that are discussed under "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2000. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto appearing elsewhere in this filing.

As discussed in Note 1 to the financial statements, the Company has restated its financial statements for the three and six months ended June 30, 2000. The accompanying discussion and analysis gives effect to that restatement.

Overview

eSpeed, Inc. was incorporated on June 3, 1999 as a Delaware corporation. Our direct and indirect wholly owned subsidiaries are eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Markets, Inc., eSpeed International Limited, eSpeed (Canada), Inc., eSpeed (Japan) Limited, eSpeed (Australia) Pty Limited, eSpeed (Hong Kong) Holdings I, Inc., eSpeed (Hong Kong) Holdings II, Inc. and eSpeed (Hong Kong) Limited. Prior to our initial public offering in December 1999, we were a wholly-owned subsidiary of, and we conducted our operations as a division of, Cantor Fitzgerald Securities, which in turn is a 99.5%-owned subsidiary of Cantor Fitzgerald, L.P. (collectively with its affiliates, Cantor). We commenced operations as a division of Cantor on March 10, 1999, the date the first fully electronic transaction using our eSpeed(R) system was executed. Cantor had been developing systems to promote fully electronic marketplaces since the early 1990s. Since January 1996, Cantor has used our eSpeed(R) system internally to conduct electronic trading.

Concurrent with our initial public offering in December 1999, Cantor contributed to us, and we acquired from Cantor, certain of our assets. These assets primarily consist of proprietary software, network distribution systems, technologies and other related contractual rights that comprise our eSpeed(R) system.

We operate interactive electronic marketplaces and provide customized real-time software solutions to our clients. In general, we receive transaction fees based on a percentage of the face value of products traded through our system. Products may be traded on a fully electronic basis, electronically through a voice broker, or via open outcry with prices displayed on data screens. Additionally, we receive revenues from licensing software and providing technology support.

We are pursuing an aggressive strategy to expand our client base and expand the number and types of products that our clients can trade electronically on our system. Other than Cantor, no client of ours accounted for more than 10% of our revenues from our date of inception through June 30, 2001.

Results of Operations

For the Three Months Ended June 30, 2001 and June 30, 2000

Revenues

                                                                                            Three months ended
                                                                                    ------------------------------------
                                                                                        June 30,           June 30,
                                                                                          2001               2000
                                                                                    -----------------  ----------------
Transaction revenues with related parties:
       Fully electronic transactions.........................................       $      20,802,126  $     13,256,054
       Voice-assisted brokerage transactions.................................               6,334,161         3,370,116
       Screen-assisted open outcry transactions..............................                  66,250           688,844
                                                                                    -----------------  ----------------
                            Total transaction revenues with related parties..              27,202,537        17,315,014
Software Solution fees from related and unrelated parties....................               5,209,237         3,100,997
Interest income from related parties.........................................               1,667,702         2,085,751
                                                                                    -----------------  ----------------
                  Total revenues.............................................       $      34,079,476  $     22,501,762
                                                                                    =================  ================



Transaction revenues with related parties

Under a Joint Services Agreement between us and Cantor and Services Agreements between us and TradeSpark and between us and Freedom, we own and operate the electronic trading system and are responsible for providing electronic brokerage services, and Cantor, TradeSpark or Freedom provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark and Freedom transactions. In addition, we receive 25% of the net revenues from Cantor's gaming businesses operated by the subsidiaries of Cantor Index Holdings, L.P. (collectively, Cantor Index).

For the three months ended June 30, 2001, we earned transaction revenues with related parties of $27,202,537 as compared to $17,315,014 for the three months ended June 30, 2000, an increase of 57%. The growth in these revenues was attributable to the continued increase in the number of products available on and clients trading on our eSpeed(R) system. For the three months ended June 30, 2001, 76% of our transaction revenues were generated from fully electronic transactions.

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

Software Solution fees from related and unrelated parties

Under various services agreements, we provide Cantor, TradeSpark and Freedom technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, TradeSpark and Freedom the actual direct and indirect costs, including overhead, of providing such services and receive payment on a monthly basis; provided, however, in exchange for a 25% share of the net revenues from Cantor Index, we are obligated to spend, and do not otherwise get reimbursed for, the first $750,000 each quarter of costs for providing technology support and development services in connection with such businesses. In addition, certain clients of the Company provide online access to their customers through use of the Company's electronic trading platform for which the Company receives fees (formerly presented as licensing fees). Such fees are deferred and recognized as revenue ratably over the term of the licensing agreement. The revenues earned from Cantor, TradeSpark and Freedom under such services agreements and the revenues earned under the licensing agreements are collectively referred to as Software Solution fees.

Software Solution fees for the three months ended June 30, 2001 were $5,209,237. This compares with Software Solution fees for the three months ended June 30, 2000 of $3,100,997, an increase of 68%. For the three months ended June 30, 2001, Software Solution fees increased primarily as a result of an increase in support provided to Cantor as well as support provided to TradeSpark and Freedom.

Interest income from related parties

For the three months ended June 30, 2001, we generated interest income from related parties on overnight reverse repurchase agreements of $1,667,702, at a weighted average interest rate of 4.2%, as compared to interest income of $2,085,751, at a weighted average interest rate of 5.9%, for the three months ended June 30, 2000. This decrease reflects the fact that interest rates in 2001 were significantly lower than in 2000.

Expenses


                                                                          Three months ended
                                                                   ---------------------------------
                                                                      June 30,         June 30,
                                                                        2001             2000
                                                                   ---------------  ---------------
Compensation and employee benefits...........................      $    15,537,909  $    14,440,660
Occupancy and equipment......................................            7,941,481        4,955,490
Professional and consulting fees.............................            2,334,719        3,299,605
Communications and client networks...........................            2,301,870        1,009,638
Marketing....................................................            1,501,821        3,670,492
Administrative fees paid to related parties..................            2,891,482        1,708,428
Non-cash business partner securities.........................              298,900       29,805,305
Other........................................................            2,084,499        2,531,786
                                                                   ---------------  ---------------

       Total expenses........................................      $    34,892,681  $    61,421,404
                                                                   ===============  ===============


Compensation and employee benefits

At June 30, 2001, we had approximately 484 professionals, as compared to approximately 463 employees at June 30, 2000. Substantially all of our employees are full time employees located predominantly in New York and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided benefits for our employees. For the three months ended June 30, 2001, our compensation costs were $15,537,909 as compared to $14,440,660 for the three months ended June 30, 2000, an increase of 8%, principally due to our increased number of employees.

Occupancy and equipment

Occupancy and equipment costs were $7,941,481 for the three months ended June 30, 2001 as compared to occupancy and equipment costs of $4,955,490 for the three months ended June 30, 2000, an increase of 60%. The increase in occupancy and equipment costs was due to the expansion of space needed to accommodate our additional operations and an increase in the number of our locations, including our new concurrent computing center in New Jersey. Our equipment expenses should continue to increase as we invest in technology and related equipment, but at a slower rate. Occupancy expenditures primarily consist of the rent and facilities costs of our New York, London and Tokyo offices.

Professional and consulting fees

Professional and consulting fees were $2,334,719 for the three months ended June 30, 2001 as compared to $3,299,605 for the three months ended June 30, 2000, a decrease of 29%, primarily due to a decrease in contract employee personnel costs.

Communications and client networks

Communications costs were $2,301,870 for the three months ended June 30, 2001, a 128% increase over communication costs of $1,009,638 for the three months ended June 30, 2000. Communications costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. The increase in costs was attributable to the continuing expansion of our globally managed digital network. We expect such costs to increase as we continue to expand into new marketplaces and geographic locations and establish additional communication links with clients.

Marketing

We incurred marketing expenses of $1,501,821 during the three months ended June 30, 2001 as compared to marketing expenses during the three month period ended June 30, 2000 of $3,670,492, a decrease of 59%, principally due to the second quarter 2000 launch of a national advertising campaign. Although we do not anticipate that our marketing expenses will significantly change over the foreseeable future with respect to our current operations, they may increase as we expand the scope of our business.

Administrative fees paid to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect cost of providing such services. Administrative fees paid to related parties were $2,891,482 for the three months ended June 30, 2001 as compared to administrative fees of $1,708,428 for the three months ended June 30, 2000, an increase of 69%. Administrative fees increased due to the expanded scope of our business. As we continue to expand our business, administrative fees will also likely increase, but at a slower rate.

Non-cash business partner securities

In April 2001, we issued fully vested, non-forfeitable, warrants to purchase 400,000 shares of our Class A common stock to Freedom owner participants to provide incentives to migrate to our fully electronic platform. We will record non-cash charges over the next three years of approximately $3,600,000, representing the value of the warrants at the time of issue. We recorded a non-cash charge of $298,900 in the second quarter 2001, representing three months of such non-cash expense.

In June 2000, Dynegy and Williams each purchased 789,071 shares of our Class A common stock for a purchase price of $25,000,000, for a total of $50,000,000. Pursuant to a stock purchase agreement with Cantor, we purchased from Cantor 789,071 shares of our Class A common stock for a purchase price of $25,000,000. As a result, our capital increased by a net amount of $25,000,000. Additionally, each of Dynegy and Williams received fully vested warrants to purchase an additional 666,666 shares of Class A common stock at an exercise price of $35.203125 per share. In connection with the issuance of the warrants, we recorded a non-cash, non-operating charge against earnings of $29,805,305 to reflect the cost of the warrants.

Other expenses

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the three months ended June 30, 2001, other expenses were $2,084,499 as compared to other expenses of $2,531,786 for the three months ended June 30, 2000, a decrease of 18%, principally as a result of decreased recruitment fees.

Net loss

Excluding non cash charges, our net loss was $672,306 for the three months ended June 30, 2001. Including the non-cash charges, we incurred a net loss of $971,206 for the three months ended June 30, 2001. Although we do not expect to incur operating losses in the third quarter of 2001, market conditions, including from seasonality, may cause us to incur such losses for the third quarter as we continue to develop our business, systems and infrastructure and expand our brand recognition and client base.

Results of Operations

For the Six Months Ended June 30, 2001 and June 30, 2000

Revenues

                                                                                             Six months ended
                                                                                    ------------------------------------
                                                                                        June 30,           June 30,
                                                                                          2001               2000
                                                                                    -----------------  ----------------
Transaction revenues with related parties:
        Fully electronic transactions........................................       $      42,076,159  $     22,682,541
        Voice-assisted brokerage transactions................................              11,697,623         7,231,356
        Screen-assisted open outcry transactions.............................                 166,908         1,571,712
                                                                                    -----------------  ----------------
Total transaction revenues with related parties..............................              53,940,690        31,485,609
Software Solution fees from related and unrelated parties....................               8,617,507         6,262,054
Interest income from related parties.........................................               3,408,851         3,928,525
                                                                                    -----------------  ----------------
                  Total revenues.............................................       $      65,967,048  $     41,676,188
                                                                                    =================  ================


Transaction revenues with related parties

For the six months ended June 30, 2001, we earned transaction revenues with related parties of $53,940,690 as compared to $31,485,609 for the six months ended June 30, 2000, an increase of 71%. The growth in these revenues was attributable to the continued increase in the number of products available on and clients trading on our eSpeed(R) system. For the six months ended June 30, 2001, 78% of our transaction revenues were generated from fully electronic transactions.

Software Solution fees from related and unrelated parties

Software Solution fees for the six months ended June 30, 2001 were $8,617,507. This compares with Software Solution fees for the six months ended June 30, 2000 of $6,262,054, an increase of 38%. For the six months ended June 30, 2001, Software Solution fees increased primarily as a result of an increase in support provided to Cantor as well as support provided to TradeSpark and Freedom.

Interest income from related parties

For the six months ended June 30, 2001, we generated interest income from related parties on overnight reverse repurchase agreements of $3,408,851, at a weighted average interest rate of 4.8%, as compared to interest income of $3,928,525, at a weighted average interest rate of 5.7% for the six months ended June 30, 2000. This decrease reflects the fact that interest rates in 2001 were significantly lower than in 2000.

Expenses

                                                                           Six months ended
                                                                   ---------------------------------
                                                                      June 30,         June 30,
                                                                        2001             2000
                                                                   ---------------  ---------------
Compensation and employee benefits...........................      $    31,386,507  $    25,778,446
Occupancy and equipment......................................           14,914,485        9,655,239
Professional and consulting fees.............................            6,035,128        5,758,693
Communications and client networks...........................            4,202,143        1,849,332
Marketing....................................................            2,998,771        4,799,565
Administrative fees paid to related parties..................            4,842,118        3,312,579
Non-cash business partner securities.........................              298,900       29,805,305
Other........................................................            4,294,664        4,470,088
                                                                   ---------------  ---------------

       Total expenses........................................      $    68,972,716  $    85,429,247
                                                                   ===============  ===============

Compensation and employee benefits

At June 30, 2001, we had approximately 484 professionals, as compared to approximately 463 employees at June 30, 2000. Substantially all of our employees are full time employees located predominantly in New York and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided benefits for our employees. For the six months ended June 30, 2001, our compensation costs were $31,386,507 as compared to $25,778,446 for the six months ended June 30, 2000, an increase of 22%, principally due to our increased number of employees.

Occupancy and equipment

Occupancy and equipment costs were $14,914,485 for the six months ended June 30, 2001 as compared to occupancy and equipment costs of $9,655,239 for the six months ended June 30, 2000, an increase of 54%. The increase in occupancy and equipment costs was due to the expansion of space needed to accommodate our additional operations and an increase in the number of our locations, including our new concurrent computing center in New Jersey. Occupancy expenditures primarily consist of the rent and facilities costs of our New York, London and Tokyo offices.

Professional and consulting fees

Professional and consulting fees were $6,035,128 for the six months ended June 30, 2001 as compared to $5,758,693 for the six months ended June 30, 2000, an increase of 5%, due to an increase in our strategic investment activities and expenses incurred in connection with technology development.

Communications and client networks

Communications costs were $4,202,143 for the six months ended June 30, 2001, a 127% increase over communication costs of $1,849,332 for the six months ended June 30, 2000. Communications costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. The increase in costs was attributable to the continuing expansion of our globally managed digital network.

Marketing

We incurred marketing expenses of $2,998,771 during the six months ended June 30, 2001, as compared to marketing expenses during the six month period ended June 30, 2000 of $4,799,565, a decrease of 38%, principally due to the second quarter 2000 launch of a national advertising campaign.

Administrative fees paid to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect cost of providing such services. Administrative fees paid to related parties were $4,842,118 for the six months ended June 30, 2001 as compared to administrative fees of $3,312,579 for the six months ended June 30, 2000, an increase of 46%. Administrative fees increased due to the expanded scope of our business.

Non-cash business partner securities

In April 2001, we issued fully vested, non-forfeitable, warrants to purchase 400,000 shares of our Class A common stock to Freedom owner participants to provide incentives to migrate to our fully electronic platform. We will record non-cash charges over the next three years of approximately $3,600,000, representing the value of the warrants at the time of issue. We recorded a non-cash charge of $298,900 in the second quarter 2001, representing three months of such non-cash expense.

In June 2000, Dynegy and Williams each purchased 789,071 shares of our Class A common stock for a purchase price of $25,000,000, for a total of $50,000,000. Pursuant to a stock purchase agreement with Cantor, we purchased from Cantor 789,071 shares of our Class A common stock for a purchase price of $25,000,000. As a result, our capital increased by a net amount of $25,000,000. Additionally, each of Dynegy and Williams received fully vested warrants to purchase an additional 666,666 shares of Class A common stock at an exercise price of $35.203125 per share. In connection with the issuance of the warrants, we recorded a non-cash, non-operating charge against earnings of $29,805,305 to reflect the cost of the warrants.

Other expenses

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the six months ended June 30, 2001, other expenses were $4,294,664 as compared to other expenses of $4,470,088 for the six months ended June 30, 2000, a decrease of 4%, principally as a result of decreased recruitment fees.

Net loss

Excluding non-cash charges, our net loss was $2,964,768 for the six months ended June 30, 2001. Including the non-cash charges, we incurred a net loss of $3,263,668 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had cash and cash equivalents of $154.0 million, an increase of $31.9 million as compared to December 31, 2000. We used cash of $0.1 million in our operating activities, consisting of net income after non-cash items of $0.5 million net of $0.6 million of other changes in operating assets and liabilities. We also used $14.1 million to purchase additional fixed assets and intangible assets, including the costs incurred to develop software and perfect our interest in patents, offset by $46.1 million of net proceeds from the sale of our Class A common stock principally related to our public offering in March 2001.

Our operating cash flows consist of transaction revenues, Software Solution fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, TradeSpark or Freedom, other costs paid directly by us and investment income. Under the Administrative Services Agreement with Cantor and our various services agreements, any net receivable or payable is generally settled monthly, at the discretion of the parties.

Although we have no material commitments for capital expenditures, we anticipate that we will continue with our capital expenditures and lease commitments consistent with our operations and infrastructure. We currently do not anticipate that we will experience growth in our operating expenses for the foreseeable future.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We have invested $153,249,677 of our cash in securities purchased under reverse repurchase agreements with Cantor, which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our cash in a manner that provides us with the appropriate level of liquidity to enable us to meet our current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that we do not currently have outside bank funding.

PART II.  OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.

(c) On April 4, 2001, we contributed, for a limited partnership interest, 310,769 shares of our Class A common stock to a limited partnership (the LP) formed by us and Cantor to acquire an interest in Freedom International Brokerage (Freedom), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, which entitles us to 75% of the LP's capital interest in Freedom. We share in 15% of the LP's cumulative profits but not in cumulative losses. Cantor contributed 103,588 shares of the Company's Class A common stock as the general partner. Cantor will be allocated all of the LP's cumulative losses or 85% of the cumulative profits. The LP exchanged the 414,357 shares for a 66.7% interest in Freedom. In addition, we issued fully vested, non-forfeitable warrants to purchase 400,000 shares of our Class A common stock at an exercise price of $22.43 to provide incentives to the other Freedom owner participants to migrate to the Company's fully electronic platform. The warrants become exercisable over a three year period.

On May 3, 2001, we purchased the exclusive rights to United States Patent No. 4,903,201 (the Wagner Patent) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. We purchased the Wagner Patent from Electronic Trading Systems Corporation for an initial payment of $1,750,000 in cash and 24,334 shares of the Company's Class A common stock. Additional payments are contingent upon the generation of patent-related revenues.

On May 25, 2001, we acquired all the interests in TreasuryConnect LLC, a company that operated an electronic trade communication and execution platform for OTC derivatives, in exchange for 188,009 shares of our Class A common stock.

On July 30, 2001, pursuant to an agreement under which Deutsche Bank AG agreed to channel its electronic market-making engines and liquidity for specified fixed income products using the Company's electronic trading platform, we issued 750 shares of Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock) to Deutsche Bank. At the end of each year of the five year agreement in which Deutsche Bank fulfills its liquidity and market-making obligations for specified products as agreed, 150 shares of Series C Preferred Stock will automatically convert into exercisable warrants to purchase 150,000 shares of our Class A common stock at an exercise price of $14.79 per share. Each share of the Series C Preferred is convertible at the option of Deutsche Bank into ten shares of our Class A common stock (the Optional Conversion Rate) at any time during the five years ended July 31, 2006. If the conditions to conversion are not satisfied, at the end of the five year agreement each share of the Series C Preferred Stock then outstanding may be redeemed at our option, at the Optional Conversion Rate.

The sales of securities described above were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act and/or Regulation D thereunder. We relied on the following criteria to make such exemption available: the number of offerees and purchasers, the size and manner of the offering, the sophistication of the offerees and purchasers and the availability of material information.


(d) The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and CFS, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. Of the $139.6 million raised, approximately $5.8 million has been used to fund investments in various entities, approximately $35.1 million has been used to acquire fixed assets and to pay for the development of capitalized software, approximately $4.3 million has been used to purchase and perfect intangible assets and approximately $10.4 million has been used for other working capital purposes. The remaining $84.0 million has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank.

Of the amount of proceeds spent through June 30, 2001, approximately $13.0 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         Exhibit Number                     Description

                  3.5 Certificate of Designations, Preferences and Rights of Series C Redeemable Convertible Preferred Stock of eSpeed, Inc.

                  10.19 Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein.

                  10.20 Amended and Restated Joint Services Agreement, dated as of April 1, 2001, by and among Cantor Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries.

                  10.21 Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  eSpeed, Inc.
                                  (Registrant)



                                         /s/ Howard W. Lutnick
                                         --------------------------------

                                         Howard W. Lutnick
                                         Chairman and Chief Executive Officer



                                         /s/ Jeffrey G. Goldflam
                                         --------------------------------

                                         Jeffrey G. Goldflam
                                         Senior Vice President
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)


Date:    August 14, 2001

                                  EXHIBIT INDEX


Exhibit Number    Description
--------------    -----------
3.5               Certificate of Designations, Preferences and Rights of Series
                  C Redeemable Convertible Preferred Stock of eSpeed, Inc.

10.19 Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein.

10.20 Amended and Restated Joint Services Agreement, dated as of April 1, 2001, by and among Cantor Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries.

10.21 Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein.