Form 10-Q
period 2001-09-30
ESPEED INC
filed 2001-11-19
CIK 1094831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                -------------------------------------------------

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
      (State or Other Jurisdiction of              (I.R.S. Employer
       Incorporation or Organization)             Identification No.)


                                 299 Park Avenue
     -----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                            New York, New York 10171
     -----------------------------------------------------------------------
                             (City, State, Zip Code)

                                 (212) 821-3000
     -----------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at November 5, 2001
-----                                            -------------------------------

Class A common stock, par value $.01 per share   26,449,042
Class B common stock, par value $.01 per share   28,524,737

PART I--FINANCIAL INFORMATION

ITEM 1.    Financial Statements:                                          Page

Consolidated Statements of Financial Condition -                             1
September 30, 2001 (unaudited) and December 31, 2000

Consolidated Statements of Operations (unaudited) - Three Months             2
Ended September 30, 2001 and September 30, 2000

Consolidated Statements of Operations (unaudited) - Nine Months              3
Ended September 30, 2001 and September 30, 2000

Consolidated Statements of Cash Flows (unaudited) - Nine Months              4
Ended September 30, 2001 and September 30, 2000

Notes to Consolidated Financial Statements (unaudited)                       5

ITEM 2. Management's Discussion and Analysis of Financial Condition         13
and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk          23

PART II--OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                          23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          eSpeed, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 As of September 30, 2001 and December 31, 2000

                                                                               September 30,    December 31,
                                                                                    2001           2000
                                                                                (unaudited)
                                                                               -------------    -------------
                                     Assets

Cash .......................................................................   $   3,078,316    $     161,463
Reverse repurchase agreements with related parties .........................     146,037,161      122,002,249
                                                                               -------------    -------------

      Total cash and cash equivalents ......................................     149,115,477      122,163,712

Fixed assets, net ..........................................................      14,992,679       23,441,365
Investments ................................................................       8,718,271        5,833,679
Intangible assets, net .....................................................       6,563,927             --
Insurance claim receivable, due from parent (Note 2) .......................      17,690,289             --
Other assets ...............................................................       7,250,280        3,683,507
                                                                               -------------    -------------

      Total assets .........................................................   $ 204,330,923    $ 155,122,263
                                                                               =============    =============

                      Liabilities and Stockholders' Equity

Liabilities:
Payable to related parties, net ............................................   $   4,613,040    $  11,370,248
Accounts payable and accrued liabilities ...................................      34,443,260       11,494,262
                                                                               -------------    -------------

      Total liabilities ....................................................      39,056,300       22,864,510
                                                                               -------------    -------------

Stockholders' Equity:
Preferred stock, par value $.01 per share; 50,000,000
    shares authorized, 8,000,750 and 8,000,000 shares issued
    and outstanding ........................................................          80,008           80,000
Class A common stock, par value $.01 per share; 200,000,000
    shares authorized; 26,449,042 and 16,342,202 shares issued
    and outstanding ........................................................         264,490          163,422
Class B common stock, par value $.01 per share; 100,000,000
    shares authorized; 28,524,737 and 35,520,480 shares issued
    and outstanding ........................................................         285,247          355,205
Additional paid-in capital .................................................     268,044,692      205,908,024
Subscription receivable ....................................................      (1,250,000)      (1,250,000)
Unamortized expense of restricted stock awards .............................         (45,853)            --
Unamortized expense of business partner securities .........................      (2,991,000)            --
Accumulated deficit ........................................................     (99,112,961)     (72,998,898)
                                                                               -------------    -------------

    Total stockholders' equity .............................................     165,274,623      132,257,753
                                                                               -------------    -------------

    Total liabilities and stockholders' equity .............................   $ 204,330,923    $ 155,122,263
                                                                               =============    =============

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      For the three months ended September 30, 2001 and September 30, 2000
                                   (unaudited)

                                                                                                   For the three
                                                                                                    months ended
                                                                       For the three             September 30, 2000
                                                                        months ended               (as restated,
                                                                     September 30, 2001             see Note 1)
                                                                     ------------------          ------------------
Revenues:
Transaction revenues with related parties:
      Fully electronic transactions ...........................      $       15,676,495          $       13,106,847
      Voice-assisted brokerage transactions ...................               5,577,545                   3,480,895
      Screen-assisted open outcry transactions ................                 146,673                     486,660
                                                                     ------------------          ------------------
Total transaction revenues with related parties ...............              21,400,713                  17,074,402
Software solution fees from related parties ...................               4,806,225                   2,316,025
Software solution fees from unrelated parties .................                 691,677                          --
Interest income from related parties ..........................               1,292,718                   3,101,169
                                                                     ------------------          ------------------

Total revenues ................................................              28,191,333                  22,491,596
                                                                     ------------------          ------------------

Expenses:
Compensation and employee benefits ............................              14,738,315                  14,003,834
Occupancy and equipment .......................................               7,414,913                   5,789,997
Professional and consulting fees ..............................               1,196,878                   2,814,761
Communications and client networks ............................               2,470,533                   1,209,473
Marketing .....................................................                 999,188                   2,105,587
Administrative fees paid to related parties ...................               2,911,382                   1,526,963
Non-cash business partner securities ..........................                 517,328                   2,235,200
Loss on investments ...........................................               3,833,679                          --
Other .........................................................               2,461,958                   2,654,452
Provision for September 11 events (Note 2) ....................              14,368,554                          --
                                                                     ------------------          ------------------

Total expenses ................................................              50,912,728                  32,340,267
                                                                     ------------------          ------------------

Loss before provision for income taxes ........................             (22,721,395)                 (9,848,671)
                                                                     ------------------          ------------------
Provision for income taxes:
Federal .......................................................                    --                            --
State and local ...............................................                 129,000                      88,125
                                                                     ------------------          ------------------

Total tax provision ...........................................                 129,000                      88,125
                                                                     ------------------          ------------------

Net loss ......................................................      $      (22,850,395)         $       (9,936,796)
                                                                     ==================          ==================

Share and per share data:
Basic and diluted net loss per share ..........................      $             (.42)         $             (.19)
Weighted average shares of common stock outstanding............              54,973,648                  51,833,849


                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the nine months ended September 30, 2001 and September 30, 2000
                                   (unaudited)

                                                                                                 For the nine
                                                                                                 months ended
                                                                       For the nine           September 30, 2000
                                                                        months ended            (as restated,
                                                                     September 30, 2001          see Note 1)
                                                                      -----------------        -----------------
Revenues:
Transaction revenues with related parties:
      Fully electronic transactions ...........................       $      57,752,654        $      35,789,388
      Voice-assisted brokerage transactions ...................              17,275,168               10,712,251
      Screen-assisted open outcry transactions ................                 313,581                2,058,371
                                                                      -----------------        -----------------
Total transaction revenues with related parties ...............              75,341,403               48,560,010
Software solution fees from related parties ...................              12,775,813                9,363,222
Software solution fees from unrelated parties .................               1,339,596                       --
Interest income from related parties ..........................               4,701,569                6,244,549
                                                                      -----------------        -----------------
Total revenues ................................................              94,158,381               64,167,781
                                                                      -----------------        -----------------

Expenses:
Compensation and employee benefits ............................              46,124,822               39,782,281
Occupancy and equipment .......................................              22,329,398               15,445,236
Professional and consulting fees ..............................               7,232,006                8,573,454
Communications and client networks ............................               6,672,676                3,058,804
Marketing .....................................................               3,997,959                6,905,152
Administrative fees paid to related parties ...................               7,753,500                4,839,542
Non-cash business partner securities ..........................                 816,228               32,040,505
Loss on investments ...........................................               3,833,679                       --
Other .........................................................               6,756,622                7,124,539
Provision for September 11 events (Note 2) ....................              14,368,554                       --
                                                                      -----------------        -----------------

Total expenses ................................................             119,885,444              117,769,513
                                                                      -----------------        -----------------

Loss before provision for income taxes ........................             (25,727,063)             (53,601,732)
                                                                      -----------------        -----------------

Provision for income taxes:
Federal .......................................................                      --                       --
State and local ...............................................                 387,000                  288,125
                                                                      -----------------        -----------------
Total tax provision ...........................................                 387,000                  288,125
                                                                      -----------------        -----------------

Net loss ......................................................       $     (26,114,063)       $     (53,889,857)
                                                                      =================        =================

Share and per share data:
Basic and diluted net loss per share ..........................       $            (.48)       $           (1.05)
Weighted average shares of common stock outstanding............              54,076,897               51,354,854

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the nine months ended September 30, 2001 and September 30, 2000
                                   (unaudited)


                                                                               For the nine             For the nine
                                                                               months ended             months ended
                                                                            September 30, 2001       September 30, 2000
                                                                             ---------------          ---------------
Cash flows from operating activities:
Net loss ...............................................................     $   (26,114,063)         $   (53,889,857)
Non-cash items included in net loss:
      Depreciation and amortization ....................................           4,538,761                3,525,119
      Issuance of non-cash business partner securities .................             816,228               32,040,505
      Equity in losses of certain unconsolidated investments ...........             252,636                       --
      Loss on investments ..............................................           3,833,679                       --
      Non-cash issuance of securities under employee benefit plans......             364,123                       --
      Provision for September 11 events ................................          14,368,554                       --
(Increase) decrease in operating assets:
        Other assets ...................................................          (3,566,773)              (3,247,576)
Increase (decrease) in operating liabilities:
      Payable to related parties, net ..................................          (6,757,208)               1,228,171
      Accounts payable and accrued liabilities .........................          13,894,349               16,341,040
                                                                             ---------------          ---------------
      Net cash provided by (used in) operating activities ..............           1,630,286               (4,002,598)
                                                                             ---------------          ---------------

Cash flows from investing activities:
Purchases of fixed assets ..............................................          (9,235,941)              (9,506,885)
Capitalization of software development costs ...........................          (5,616,672)              (5,031,068)
Increase in intangible assets ..........................................          (6,094,591)                      --
Purchases of investments ...............................................                  --               (5,858,815)
                                                                             ---------------          ---------------
      Net cash used in investing activities ............................         (20,947,204)             (20,396,768)
                                                                             ---------------          ---------------

Cash flows from financing activities:
Proceeds from issuance of securities ...................................          47,750,000               25,000,000
Proceeds from issuance of securities under the ESPP ....................             589,230                  370,880
Proceeds from exercises of options .....................................             414,298                       --
Payments for issuance related expenses .................................          (2,484,845)              (1,953,209)
                                                                             ---------------          ---------------
      Net cash provided by financing activities ........................          46,268,683               23,417,671
                                                                             ---------------          ---------------

Net increase (decrease) in cash and cash equivalents ...................          26,951,765                 (981,695)
                                                                             ---------------          ---------------
Cash and cash equivalents, beginning of period .........................         122,163,712              134,845,522
                                                                             ---------------          ---------------
Cash and cash equivalents, end of period ...............................     $   149,115,477          $   133,863,827
                                                                             ===============          ===============

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Class A common stock in exchange for investment                  $     6,970,907
Issuance of Class A common stock in exchange for intangible asset                    500,000
Issuance of warrants in exchange for intangible asset                                197,000
Destruction of fixed assets resulting in insurance claim receivable               17,690,289
Issuance of Class A common stock in exchange for other assets                      4,013,992

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 As of September 30, 2001 and December 31, 2000

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

The Company has restated its consolidated financial statements for the three months and nine months ended September 30, 2000 to revise its presentation of fully electronic transaction revenues. The Company first presented restated financial statements in connection with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. The restated financial statements reflect, pursuant to guidance contained in the Financial Accounting Standards Board's Emerging Issues Task Force No. 99-19, the Company's fully electronic transactions net of the fulfillment services fees that are paid to related parties. Fully electronic transactions are reflected as transactions with related parties because they are implemented pursuant to services agreements entered into with related parties.

The effect of this change in presentation is to eliminate fulfillment services fee expenses of $6,882,000 and $19,114,756 for the three and nine months ended September 30, 2000, respectively, and to reduce the Company's fully electronic transaction revenues in each of those periods by an equal amount. This change in presentation has and will have no effect on the Company's net loss, net income, earnings per share or cash flows for any prior or future period.

The Company has also amended its accounting for shares issued in the third quarter 2000 to the shareholders of Municipal Partners, Inc. (MPI) by treating that issuance as an issuance on behalf of Cantor as part of the consideration paid for the purchase of MPI. The effect of this change is to reduce the Company's net loss per share by $0.03.

The following table summarizes the impact of the restatements:

                                                     Three months ended                Nine months ended
                                                     September 30, 2000                September 30, 2000
                                               ------------------------------    ------------------------------
                                               As previously          As         As previously         As
                                                 reported          restated        reported         restated
                                               -------------    -------------    -------------    -------------
Fully electronic transaction revenues          $  19,988,847    $  13,106,847    $  54,904,144    $  35,789,388
Total revenues                                    29,373,596       22,491,596       83,282,537       64,167,781
Fulfillment services fee expenses                  6,882,000               --       19,114,756               --
Non-cash business partner securities expense       3,585,200        2,235,200       33,390,505       32,040,505
Total expenses                                    40,572,267       32,340,267      138,234,269      117,769,513
Net loss                                         (11,286,796)      (9,936,796)     (55,239,857)     (53,889,857)
Net loss per share                             $       (0.22)   $       (0.19)   $       (1.08)   $       (1.05)

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC), certain footnote disclosures, which are normally required under GAAP, have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 As of September 30, 2001 and December 31, 2000

consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. The Consolidated Statement of Financial Condition at December 31, 2000 was derived from audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

Software solution fees: Pursuant to various services agreements, the Company recognizes fees from related parties (formerly presented as system services fees from related parties) in amounts generally equal to its actual direct and indirect costs, including overhead, of providing such services at the time when such services are performed. For specific technology support functions that are both utilized by the Company and provided to related parties, the Company allocates the actual costs of providing such support functions based on the relative usage of such support services by each party. In addition, certain clients of the Company provide online access to their customers through use of the Company's electronic trading platform. The Company receives up-front and/or periodic fees from unrelated parties for the use of its platform (formerly presented as licensing fees). Such fees are deferred and recognized as revenue ratably over the term of the licensing agreement.

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

New Accounting Pronouncements: On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement, which for the Company will be January 1, 2002. However, for any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life will not be amortized. The adoption of SFAS 141 and 142 will not have an impact on the business, results of operations or financial condition of the Company.

2.   SEPTEMBER 11 EVENTS

On September 11, 2001, the Company's principal place of business at One World Trade Center was destroyed and, as a result, the Company lost approximately 180 employees and Cantor and TradeSpark lost an aggregate of 477 employees (the September 11 Events).

Through the implementation of its business recovery plan, the Company immediately relocated its surviving employees to various locations in the New York metropolitan area. The United States government bond markets were closed on September 11, 2001 and September 12, 2001. By the time the United States government bond market reopened on September 13, 2001, the Company had re-established global connectivity of its eSpeed(R) system. The Company's operating proprietary software was unharmed.

As a result of the September 11 Events, fixed assets with a book value of $17,690,289 were destroyed. The Company expects to recover these losses through its $40,000,000 of property insurance and, as such, has recorded an insurance claim receivable, due from parent on its balance sheet and has not recorded a net loss related to the destruction of its fixed assets. Since the Company's property insurance covers full
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 As of September 30, 2001 and December 31, 2000

replacement cost of the assets actually replaced, the Company expects to record additional insurance claim receivables or proceeds in the future to the extent that the Company actually replaces its destroyed fixed assets and that the replacement cost exceeds the book value of such assets.

The Company has recognized a provision of $14,368,554 for non-property damage related to the September 11 Events. Such provision includes the incremental costs associated with substituting external professionals for deceased employees, recruitment fees, write-off of software development costs, write-off of goodwill and costs associated with the Company's restructuring, including costs associated with the closing of two offices, as a result of the September 11 Events. The write-off related to software development consists of costs that previously were capitalized but have now been written off because the software being developed related to aspects of the Company's business that were adversely affected by the September 11 Events. The write-off of goodwill relates to goodwill associated with the acquisition of TreasuryConnect LLC. The
$14,368,554 of incremental costs related to the September 11 Events that the Company expects to incur in the year ending December 31, 2001 are probable and estimable and the Company hopes to recover a significant portion or all of these costs through its $25,000,000 of business interruption insurance coverage. However, the Company cannot currently estimate the amount or timing of any such recovery and, accordingly, no business interuption insurance recoveries have been recorded at this time.

The following table summarizes the provision related to the September 11 events:

              Description                                     Amount
              -----------                                     ------
     Professional and consulting fees                     $ 2,227,000
     Recruitment                                            2,961,563
     Restructuring                                          2,315,778
     Write-off of software development costs                2,299,913
     Write-off of goodwill                                  3,013,992
     Miscellaneous                                          1,550,308
                                                          -----------
     Total                                                 14,368,554
                                                          ===========

The Company has undertaken an assessment of losses and costs other than those described above that it expects to incur in relation to the September 11 Events, including loss of business. These losses and costs are not yet reasonably estimable at this time. The Company expects such losses and costs to become estimable within the next three to 12 months and to be recognized as a separate expense entitled "Provision for September 11 Events." After such losses and costs are estimable, the Company intends to submit insurance claims for such losses and costs pursuant to its business interruption insurance coverage. The Company expects that a significant portion or all of these losses and costs will be recovered by insurance proceeds.

The Company has committed to pay a full year discretionary bonus to the estates of its deceased employees, and has included such amount as compensation expense in the consolidated statement of operations for the period ended
September 30, 2001.

The families of the Company's deceased employees will also receive a share of Cantor's partnership profits for the next five years to pay for, among other things, 10 years of healthcare coverage. These costs will be borne by Cantor and not by the Company.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 As of September 30, 2001 and December 31, 2000

3.   FIXED ASSETS

                                                        September 30, 2001       December 31, 2000
                                                        --------------------     ------------------
Fixed assets consist of the following:
Computer and communication equipment                         $6,716,646              $19,920,077
Software, including software development costs               17,083,320               12,038,930
Leasehold improvements and other fixed assets                        --                  422,396
                                                            -----------              -----------
                                                             23,799,966               32,381,403
Less accumulated depreciation and amortization               (8,807,287)              (8,940,038)
                                                            -----------              -----------
Fixed assets, net                                           $14,992,679              $23,441,365
                                                            ===========              ===========

4.   INTANGIBLE ASSETS

On April 3, 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the Wagner Patent) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from Electronic Trading Systems Corporation for an initial payment of $1,750,000 in cash and 24,334 shares of the Company's Class A common stock valued at $500,000. The patent expires in 2007. Additional payments are contingent upon the generation of patent-related revenues. The Company has capitalized approximately $3,400,000 of legal costs associated with acquisition and defense of the Wagner Patent.

On August 7, 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the Lawrence Patent) covering electronic auctions of fixed income securities. The patent expires in 2014. The Company purchased the Lawrence Patent for an initial payment of $900,000 in cash payable over three years, and 15,000 warrants to purchase the Company's Class A common stock at an exercise price of $16.08 which were valued at $197,000. The warrants expire on August 6, 2011. Additional payments are contingent upon the generation of patent-related revenues.

5.   ACQUISITIONS, INVESTMENTS AND BUSINESS PARTNER TRANSACTIONS

Freedom
-------

The Company and Cantor formed a limited partnership (the LP) to acquire an interest in Freedom International Brokerage (Freedom), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company. On April 4, 2001, the Company contributed 310,769 shares of its Class A common stock, valued at $6,970,907, to the LP as a limited partner, which entitles the Company to 75% of the LP's capital interest in Freedom. The Company shares in 15% of the LP's cumulative profits but not in cumulative losses. Cantor contributed 103,588 shares of the Company's Class A common stock as the general partner. Cantor will be allocated all of the LP's cumulative losses or 85% of the cumulative profits. The LP exchanged the 414,357 shares for a 66.7% interest in Freedom. In addition, the Company issued fully vested, non-forfeitable warrants to purchase 400,000 shares of its Class A common stock to provide incentives over the three year period ending April 2004 to the other Freedom owner participants to migrate to the Company's fully electronic platform. The Company recorded additional paid-in capital of $3,589,000, representing the value of the warrants, and $598,000 as a non-cash charge for the nine months ended September 30, 2001. The remaining unamortized balance of $2,991,000 will be recognized as an expense ratably through April 2004. To the extent necessary to protect the Company from any
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 As of September 30, 2001 and December 31, 2000

allocation of losses, Cantor is required to provide future capital contributions to the LP up to an amount that would make Cantor's total contribution equal to the Company's initial investment in the LP. The Company receives 65% of all electronic transaction services revenues and Freedom receives 35% of such revenues. The Company also receives 35% of revenues derived from Freedom's voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information.

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

TreasuryConnect
----------------

On May 25, 2001, the Company acquired all the interests in TreasuryConnect LLC, a company that operated an electronic trade communication and execution platform for OTC derivatives, in exchange for 188,009 shares of the Company's Class A common stock, valued at $4,013,992. In the current quarter, the Company completed its valuation of the net assets aquired and, accordingly, allocated $1,000,000 to fixed assets, primarly related to software. The remaining portion of the purchase price was goodwill for $3,013,992. As a result of the September 11 Events, the Company wrote off the goowill associated with the acquisition. The Company's consolidated financial statements include the operating results of TreasuryConnect LLC from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material on either an individual or an aggregate basis.

Loss on investments
-------------------

In the third quarter of 2001, the Company wrote off its investments in QV Trading Systems and Visible Markets, each of which ceased operations in the third quarter of 2001. The Company recognized a loss of $3,833,679 related to the write-offs.

Deutsche Bank
-------------

On July 30, 2001, the Company entered into an agreement with Deutsche Bank, AG (Deutsche Bank), whereby Deutsche Bank will channel its electronic market-making engines and liquidity for specified fixed income products using the Company's electronic trading platform. In connection with the agreement, Deutsche Bank purchased 750 shares of Series C Redeemable Convertible Preferred Stock (Series C Preferred) of the Company at its par value of $0.01 per share. Each share of the Series C Preferred is convertible at the option of Deutsche Bank into 10 shares of the Company's Class A common stock at any time during the five years ended July 31, 2006. Accordingly, as of the date of purchase, the Company recognized a non-cash charge of $110,925, representing the value of such Class A common stock into which the Series C Preferred may be converted. Such value in excess of the cash proceeds was given as an inducement to Deutsche Bank to enter into the agreement. In addition, at the end of each year of the five year agreement in which Deutsche Bank fulfills its liquidity and market-making obligations for specified products, 150 shares of Series C Preferred will automatically convert into warrants to purchase 150,000 shares of the Company's Class A common stock at an exercise price of $14.79 per share. As Deutsche Bank fulfills its obligations under the agreement, the Company will recognize additional non-cash charges based upon the value of the warrants. For the three month period ended September 30, 2001, the Company recognized $107,303 of such charges. At the end of the five year period, to the extent that Deutsche Bank does not fulfill its obligations under the agreement and Series C Preferred shares
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 As of September 30, 2001 and December 31, 2000

remain outstanding, the Company has the option to redeem each share of the Series C Preferred outstanding in exchange for 10 shares of the Company's Class A common stock.

6.   SECONDARY OFFERING OF SECURITIES

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

7.   EMPLOYEE SHARE TRANSACTIONS

The Employee Stock Purchase Plan (the ESPP) permits eligible employees to purchase shares of Class A common stock at a discount. At the end of each purchase period, as defined, accumulated payroll deductions are used to purchase stock at 85% of the lowest market price at various defined dates during the offering period. The Company issued 44,168 shares of Class A common stock, generating proceeds of $588,938 during the nine months ended September 30, 2001. In October 2001, the Company suspended the ESPP.

During the nine months ended September 30, 2001, the Company issued 18,833 shares of its Class A common stock to employees as a result of exercises of options with a strike price of $22. The options had been granted pursuant to the eSpeed, Inc. 1999 Long-Term Incentive Plan (the LT Plan).

In March 2001, the Company issued 10,934 shares of restricted Class A common stock valued at $220,247 to certain employees under the LT Plan. The shares vest over four years, except for those issued to employees who died as a result of the September 11 Events. Such shares were fully vested by the Company. For the nine months ended September 30, 2001, the Company recognized $143,692 of compensation expense related to the awards.

In March 2001, the Company issued 14,050 shares of its Class A common stock, valued at $220,432, as the Company's matching contribution to the eSpeed Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and it Affiliates (the Deferral Plan) with respect to employee contributions in 2000.

As a result of the September 11 Events, the Company fully vested all options, restricted stock and Deferral Plan matching contributions for deceased employees of the Company, Cantor and TradeSpark. In addition, the expiration date of options was extended to the fifth anniversary of the option grant date. The extension of the expiration date did not result in additional compensation expense for the three months ended September 30, 2001.

8.   REGULATORY CAPITAL REQUIREMENTS

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At September 30, 2001, eSpeed Government Securities, Inc.'s liquid capital of $54,347,758 was in excess of minimum requirements by $54,322,757.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act of 1934, which requires the maintenance of
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 As of September 30, 2001 and December 31, 2000

minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2001, eSpeed Securities, Inc. had net capital of $6,553,334, which was $6,215,429 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .77 to 1.

9.   INCOME TAXES

Since the date of the Company's initial public offering (the Offering), the Company has been subject to income tax as a corporation. Net operating losses
(NOLs) from that date, approximating $53,200,000, will be available on a carry forward basis to offset future operating income of the Company. However, a valuation allowance has been recorded at September 30, 2001 to offset the full amount of the NOLs as realization of this deferred tax benefit is dependent upon generating sufficient taxable income prior to the expiration of the NOLs.

10.  RELATED PARTIES

All of the Company's Reverse Repurchase Agreements are transacted on an overnight basis with CFS. Under the terms of these agreements, the securities collateralizing the Reverse Repurchase Agreements are held under a custodial arrangement with a third party bank and are permitted to be resold or repledged. The fair value of such collateral at September 30, 2001 and December 31, 2000 totaled $148,678,374 and $122,620,469, respectively.

Investments in TradeSpark and the LP that invested in Freedom are accounted for using the equity method. The carrying value of such related party investments was $8,718,271 at September 30, 2001, and is included in Investments in the Consolidated Statement of Financial Condition.

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

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 As of September 30, 2001 and December 31, 2000

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

11.  COMMITMENTS AND CONTINGENCIES

There have been no significant changes in commitments and contingencies from the matters described in the notes to the Company's consolidated financial statements as of and for the year ended December 31, 2000.

12.  SEGMENT AND GEOGRAPHIC DATA

SEGMENT INFORMATION: The Company currently operates its business in one segment, that of operating interactive electronic vertical marketplaces for the trading of financial and non-financial products, licensing software and providing technology support services.

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

                                                  Three months ended                               Nine months ended
                          Three months ended      September 30, 2000       Nine months ended      September 30, 2000
Transaction revenues:     September 30, 2001          (restated)          September 30, 2001          (restated)
--------------------      ------------------      ------------------      ------------------      ------------------

Europe                     $       4,550,737       $       3,384,676       $      14,743,371       $       9,176,239
Asia                                 359,210                  74,480               1,181,140                 444,957
                           -----------------       -----------------       -----------------       -----------------
Total Non-Americas                 4,909,947               3,459,156              15,924,511               9,621,196
Americas                          16,490,766              13,615,246              59,416,892              38,938,814
                           -----------------       -----------------       -----------------       -----------------
Total                      $      21,400,713       $      17,074,402       $      75,341,403       $      48,560,010
                           =================       =================       =================       =================

Average long-lived assets:                                                September 30, 2001       December 31, 2000
-------------------------                                                 ------------------       -----------------
Europe                                                                    $        3,525,345       $       2,225,886
Asia                                                                                 436,577                 791,570
                                                                           -----------------       -----------------
Total Non-Americas                                                                 3,961,922               3,017,456
Americas                                                                          20,266,228              13,736,827
                                                                           -----------------       -----------------
Total                                                                     $       24,228,150       $      16,754,283
                                                                           =================       =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the effect of the September 11 Events on our operations, including in particular the loss of hundreds of eSpeed, Cantor and TradeSpark employees, our limited operating history, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including volume and volatility, and the current global recession on our business, our ability to enter into marketing and strategic alliances, to hire new personnel, to expand the use of our electronic system, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve, and other factors that are discussed under "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2000. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto appearing elsewhere in this filing.

As discussed in Note 1 to the financial statements, we have restated our financial statements for the three and nine months ended September 30, 2000. The accompanying discussion and analysis gives effect to that restatement.

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

We continue to pursue our strategy to expand our client base and expand the number and types of products that our clients can trade electronically on our system. Other than Cantor, no client of ours accounted for more than 10% of our revenues from our date of inception through September 30, 2001.

September 11 Events

On September 11, 2001, our principal place of business at One World Trade Center was destroyed. As a result, we lost approximately 180 employees and Cantor and TradeSpark lost an aggregate of 477 employees.

Through the implementation of our business recovery plan, we immediately relocated our surviving employees to various locations in the New York metropolitan area. The United States government bond markets were closed on September 11, 2001 and September 12, 2001. By the time the United States government bond market reopened on September 13, 2001, we had re-established global connectivity of our eSpeed(R) system. Our operating proprietary software was unharmed.

As a result of the September 11 Events, fixed assets with a book value of $17,690,289 were destroyed. We expect to recover these losses through insurance proceeds, and as such, have not recorded a net loss related to the destruction of our fixed assets. We have committed to pay a full year discretionary bonus to the estates of our deceased employees and, as a result, have recorded compensation expense for such amounts.

The Company has $40 million of insurance coverage to mitigate property damage and $25 million of insurance coverage to mitigate business interruption losses suffered by the Company.

We have recognized a provision of $14,368,554 for non-property damage related to the September 11 Events. Such provision includes the incremental costs associated with substituting external professionals for deceased employees, recruitment fees, write-off of software development costs, write-off of goodwill and costs associated with our restructuring, including costs associated with the closing of two offices, as a result of the September 11 Events. The write-off related to software development consists of costs that previously were capitalized but have now been written off because the software being developed related to aspects of our business that were adversely affected by the September 11 Events. The write-off of goodwill relates to goodwill associated with the acquisition of TreasuryConnect LLC. The $14,368,554 of incremental costs related to the September 11 Events that we expect to incur in the year ending December 31, 2001 are probable and estimable. Certain other costs we expect to incur in relation to the September 11 Events are not reasonably estimable at this time. We hope to recover a significant portion of our costs related to the September 11 Events through our insurance coverage. However, we cannot currently estimate the amount or timing of any such recovery.

The families of our deceased employees will also receive a share of Cantor's partnership profits for the next five years to pay for, among other things, 10 years of healthcare coverage. These costs will be borne by Cantor and not by us.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

REVENUES

                                                                                           Three months ended
                                                                                    -----------------------------------
                                                                                      September 30,      September 30,
                                                                                          2001               2000
                                                                                    -----------------  ----------------
Transaction revenues with related parties:
       Fully electronic transactions.........................................       $      15,676,495  $     13,106,847
       Voice-assisted brokerage transactions.................................               5,577,545         3,480,895
       Screen-assisted open outcry transactions..............................                 146,673           486,660
                  Total transaction revenues with related parties............              21,400,713        17,074,402
Software solution fees from related parties..................................               4,806,225         2,316,025
Software solution fees from unrelated parties................................                 691,677                --
Interest income from related parties.........................................               1,292,718         3,101,169
                                                                                    -----------------  ----------------
                  Total revenues.............................................       $      28,191,333  $     22,491,596
                                                                                    =================  ================

TRANSACTION REVENUES WITH RELATED PARTIES

Under a Joint Services Agreement between us and Cantor and Services Agreements between us and TradeSpark and between us and Freedom, we own and operate the electronic trading system and are responsible for providing electronic brokerage services, and Cantor, TradeSpark or Freedom provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark and Freedom transactions. In addition, we receive 25% of the net revenues from Cantor's gaming businesses.

For the three months ended September 30, 2001, we earned transaction revenues with related parties of $21,400,713 as compared to $17,074,402 for the three months ended September 30, 2000, an increase of 25%. The growth in these revenues was attributable to the continued increase in the number of products available on and clients trading on our eSpeed(R) system. For the three months ended September 30, 2001, 74% of our transaction revenues were generated from fully electronic transactions.

Our revenues are currently highly dependent on transaction volume in the global financial product markets. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. We anticipate expanded use of our eSpeed(R) system for non-financial products. However, due to the loss of Cantor's and TradeSpark's voice brokers, we anticipate our voice-assisted transaction revenues to decrease in the future. In addition, we expect that the loss of Cantor's and TradeSpark's voice brokers will reduce the potential revenues that would have resulted from the conversion of voice-assisted transactions to fully electronic transactions.

SOFTWARE SOLUTION FEES FROM RELATED PARTIES

Under various services agreements, we provide Cantor, TradeSpark and Freedom technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, TradeSpark and Freedom the actual direct and indirect costs, including overhead, of providing such services and receive payment on a monthly basis; provided, however, in exchange for a 25% share of the net revenues from Cantor's gaming businesses, we are obligated to spend, and do not otherwise get reimbursed for, the first $750,000 of costs for providing technology support and development services in connection with such gaming businesses.

Software solution fees from related parties for the three months ended September 30, 2001 were $4,806,225. This compares with software solution fees from related parties for the three months ended September 30, 2000 of $2,316,025, an increase of 108%. For the period ended September 10, 2001, software solution fees from related parties increased primarily as a result of an increase in support provided to Cantor as well as support provided to TradeSpark and Freedom. As a result of the September 11 Events, there has been and will continue to be a reduction in demand for our support services from Cantor and TradeSpark due to the loss of their voice brokers and therefore a decrease in our software solution fees from related parties.

SOFTWARE SOLUTION FEES FROM UNRELATED PARTIES

Certain of our clients provide online access to their customers through use of the Company's electronic trading platform for which the Company receives fees (formerly presented as licensing fees). Such fees are deferred and recognized as revenues ratably over the term of the licensing agreement. We also receive software solution fees from unrelated parties by charging our clients for additional connections to our system to help protect them from possible business interruptions. Software solution fees from unrelated parties for the three months ended September 30, 2001 were $691,677. There were no software solution fees from unrelated parties for the nine months ended September 30, 2000.

INTEREST INCOME FROM RELATED PARTIES

For the three months ended September 30, 2001, weighted average interest rates on overnight reverse repurchase agreements were 3.4%, as compared to 6.5% for the three months ended September 30, 2000. As a result, we generated interest income from related parties of $1,292,718 for the three months ended September 30, 2001 as compared to $3,101,169 for the three months ended September 30, 2000, a decrease of 59%. We expect interest income from related parties to decrease due to lower interest rates.

EXPENSES

                                                                          Three months ended
                                                                   --------------------------------
                                                                    September 30,    September 30,
                                                                        2001             2000
                                                                   ---------------  ---------------
Compensation and employee benefits...........................      $    14,738,315  $    14,003,834
Occupancy and equipment......................................            7,414,913        5,789,997
Professional and consulting fees.............................            1,196,878        2,814,761
Communications and client networks...........................            2,470,533        1,209,473
Marketing....................................................              999,188        2,105,587
Administrative fees paid to related parties..................            2,911,382        1,526,963
Non-cash business partner securities.........................              517,328        2.235.200
Loss on investments..........................................            3,833,679               --
Other........................................................            2,461,958        2,654,452
Provision for September 11 Events............................           14,368,554               --
                                                                   ---------------  ---------------
       Total expenses........................................      $    50,912,728  $    32,340,267
                                                                   ===============  ===============

COMPENSATION AND EMPLOYEE BENEFITS

At September 30, 2001, we had approximately 306 employees, as compared to approximately 480 employees at September 30, 2000. The decrease in the number of employees was principally due to the loss of our employees as a result of the September 11 Events. Substantially all of our employees are full time employees located predominantly in the New York metropolitan area and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided benefits for our employees. For the three months ended September 30, 2001, our compensation costs were $14,738,315 as compared to $14,003,834 for the three months ended September 30, 2000, an increase of 5%. Our future compensation costs are uncertain and are dependent upon the degree and/or speed with which we replace our lost employees. However, we anticipate that such costs will be lower in the near term.

OCCUPANCY AND EQUIPMENT

Occupancy and equipment costs were $7,414,913 for the three months ended September 30, 2001 as compared to occupancy and equipment costs of $5,789,997 for the three months ended September 30, 2000, an increase of 28%. The increase in occupancy and equipment costs was due to the expansion of space needed to accommodate our additional operations and an increase in the number of our locations, including our new concurrent computing center in New Jersey. Occupancy expenditures primarily consist of the rent and facilities costs of our New York, London and Tokyo offices. We anticipate that occupancy and equipment costs should decline in the near term because the costs of our temporary space and our temporary equipment are lower than they were prior to the September 11 Events. However, we anticipate that our occupancy costs will increase in the future in connection with a new lease for our corporate headquarters. Although we believe that our equipment costs will also increase in the future, we anticipate that equipment costs will remain below those incurred prior to the September 11 Events.

PROFESSIONAL AND CONSULTING FEES

Professional and consulting fees were $1,196,878 for the three months ended September 30, 2001 as compared to $2,814,761 for the three months ended September 30, 2000, a decrease of 57%, primarily due to a decrease in contract employee personnel costs. We anticipate professional and consulting fees will increase in the future due to the September 11 Events.

COMMUNICATIONS AND CLIENT NETWORKS

Communications costs were $2,470,533 for the three months ended September 30, 2001, a 104% increase over communication costs of $1,209,473 for the three months ended September 30, 2000. Communications costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. The increase in costs was attributable to the continuing expansion of our globally managed digital network. We anticipate expenditures for communications and client networks will increase in the near future due to the September 11 Events.

MARKETING

FWe incurred marketing expenses of $999,188 during the three months ended September 30, 2001 as compared to marketing expenses during the three month period ended September 30, 2000 of $2,105,587, a decrease of 53%, due in part to our bringing our marketing activities in house beginning in the third quarter of 2000. We anticipate that marketing expenditures will remain constant in the near term but increase in the future due to the September 11 Events.

ADMINISTRATIVE FEES PAID TO RELATED PARTIES

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect cost of providing such services. Administrative fees paid to related parties were $2,911,382 for the three months ended September 30, 2001 as compared to administrative fees of $1,526,963 for the three months ended September 30, 2000, an increase of 91%. Administrative fees increased due to the expanded scope of our business. We believe that administrative fees paid to related parties will decrease in the near future due to the decrease in services provided by Cantor. However, we expect that the need by us or by Cantor under the Administrative Services Agreement to outsource some of the services previously provided by Cantor personnel will result in an increase in administrative fees.

NON-CASH BUSINESS PARTNER SECURITIES

In April 2001, we issued fully vested, non-forfeitable, warrants to purchase 400,000 shares of our Class A common stock to Freedom owner participants to provide incentives to migrate to our fully electronic platform. We will record non-cash charges over the next three years of approximately $3,600,000, representing the value of the warrants at the time of issuance. We recorded a non-cash charge of $299,100 in the third quarter 2001, representing three months of such non-cash expense.

On July 30, 2001, Deutsche Bank purchased 750 shares of our Series C Redeemable Convertible Preferred Stock (Series C Preferred) at its par value of $0.01 per share. Each share of the Series C Preferred is convertible at the option of Deutsche Bank into 10 shares of our Class A common stock at any time during the five years ended July 31, 2006. Accordingly, as of the date of purchase, we recognized a non-cash charge of $110,925, representing the value of such Class A common stock into which the Series C Preferred may be converted. Such value in excess of the cash proceeds was given as an inducement to Deutsche Bank to enter into the agreement. In addition, at the end of each year of the five year agreement in which Deutsche Bank fulfills its liquidity and market-making obligations for specified products, 150 shares of Series C Preferred will automatically convert into warrants to purchase 150,000 shares of our Class A common stock at an exercise price of $14.79 per share. As Deutsche Bank fulfills its obligations under the agreement, we will recognize additional non-cash charges based upon the value of the warrants. For the three months ended September 30, 2001, we recognized $107,303 of such charges. At the end of the five year period, to the extent that Deutsche Bank does not fulfill its obligations under the agreement and Series C Preferred shares remain outstanding, we have the option to redeem each share of the Series C Preferred outstanding in exchange for 10 shares of our Class A common stock.

In September 2000, we obtained a 5% interest in TradeSpark, LP, which was formed to operate an electronic and telephonic marketplace for North American wholesale energy products. In conjunction with our investment, we issued 5.5 million shares of our Series A Redeemable Convertible Preferred Stock and 2.5 million shares of our Series B Redeemable Convertible Preferred Stock (collectively, the "Preferred Stock") to encourage the majority owners of TradeSpark to electronically trade energy products through our eSpeed(R) system. We will earn a percentage of the revenues resulting from transactions executed through TradeSpark utilizing our trading platform. If certain revenue targets are met, the Preferred Stock is convertible at the holders' option into warrants to purchase up to 8 million shares of our Class A common stock. To the extent that the revenue targets are not met, each share of the Preferred Stock is convertible into 1/100th of a share of our Class A common stock. As a result of such issuance of the Preferred Stock, we recorded a non-cash charge against earnings of $2,235,200 to reflect the cost of 80,000 shares of our Class A common stock issuable upon conversion of the Preferred Stock if none of the targets are met. We will recognize additional non-cash accounting charges related to the issuance of these business partner warrants and will take such charges if and when the Preferred Stock is converted over the next six years.

LOSS ON INVESTMENTS

In the third quarter of 2001, we wrote off our investments in QV Trading Systems and Visible Markets, each of which ceased operations in the third quarter of 2001. We recognized a loss of $3,833,679 related to the write-offs.

OTHER EXPENSES

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the three months ended September 30, 2001, other expenses were $2,461,958 as compared to other expenses of $2,654,452 for the three months ended September 30, 2000, a decrease of 7%, principally as a result of decreased recruitment fees. We anticipate that other expenses will decrease in the near future because, although we expect to incur additional recruitment fees in the near future due to the September 11 Events, these recruitment costs were estimated and included in the Provision for September 11 Events for the three months ended September 30, 2001.

NET LOSS

Excluding non-cash business partner securities, loss on investments and the Provision for September 11 Events, our net loss was $4,130,834 for the three months ended September 30, 2001. Including the above non-cash charges, we incurred a net loss of $22,850,395 for the three months ended September 30, 2001.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

REVENUES

                                                                                             Nine months ended
                                                                                    -----------------------------------
                                                                                      September 30,     September 30,
                                                                                           2001              2000
                                                                                    -----------------  ----------------
Transaction revenues with related parties:
        Fully electronic transactions........................................       $      57,752,654  $     35,789,388
        Voice-assisted brokerage transactions................................              17,275,168        10,712,251
        Screen assisted-open outcry transactions.............................                 313,581         2,058,371
                  Total transaction revenues with related parties............              75,341,403        48,560,010
Software solution fees from related parties..................................              12,775,813         9,363,222
Software solution fees from unrelated parties................................               1,339,596                --
Interest income from related parties.........................................               4,701,569         6,244,549
                                                                                    -----------------  ----------------
                  Total revenues.............................................       $      94,158,381  $     64,167,781
                                                                                    =================  ================


TRANSACTION REVENUES WITH RELATED PARTIES

For the nine months ended September 30, 2001, we earned transaction revenues with related parties of $75,341,403 as compared to $48,560,010 for the nine months ended September 30, 2000, an increase of 55%. The growth in these revenues was attributable to the continued increase in the number of products available on and clients trading on our eSpeed(R) system. For the nine months ended September 30, 2001, 77% of our transaction revenues were generated from fully electronic transactions.

Our revenues are currently highly dependent on transaction volume in the global financial product markets. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. We anticipate expanded use of our eSpeed(R) system for non-financial products. However, due to the loss of Cantor's and TradeSpark's voice brokers, we anticipate our voice-assisted transaction revenues to decrease in the future. In addition, we expect that the loss of Cantor's and TradeSpark's voice brokers will reduce the potential revenues that would have resulted from the conversion of voice-assisted transactions to fully electronic transactions.

SOFTWARE SOLUTION FEES FROM RELATED PARTIES

Software solution fees from related parties for the nine months ended September 30, 2001 were $12,775,813. This compares with software solution fees from related parties for the nine months ended September 30, 2000 of $9,363,222, an increase of 36%. For the period ended September 10, 2001, software solution fees from related parties increased primarily as a result of an increase in support provided to Cantor as well as support provided to TradeSpark and Freedom. As a result of the September 11 Events, there has been and will continue to be a reduction in demand for our support services from Cantor and TradeSpark due to the loss of their voice brokers and therefore a decrease in our software solution fees from related parties.

SOFTWARE SOLUTION FEES FROM UNRELATED PARTIES

Software solution fees from unrelated parties for the nine months ended September 30, 2001 were $1,339,596. There were no software solution fees from unrelated parties for the nine months ended September 30, 2000.

INTEREST INCOME FROM RELATED PARTIES

For the nine months ended September 30, 2001 weighted average interest rates on overnight reverse repurchase agreements were 4.5%, as compared to 6.1% for the nine months ended September 30, 2000. As a result, we generated interest income from related parties of $4,701,569 for the nine months ended September 30, 2001 as compared to $6,244,549 for the nine months ended September 30, 2000, a decrease of 25%. We expect interest income from related parties to decrease due to lower interest rates.

EXPENSES

                                                                          Nine months ended
                                                                   ---------------------------------
                                                                    September 30,    September 30,
                                                                        2001            2000
                                                                   ---------------  ---------------
Compensation and employee benefits...........................      $    46,124,822  $    39,782,281
Occupancy and equipment......................................           22,329,398       15,445,236
Professional and consulting fees.............................            7,232,006        8,573,454
Communications and client networks...........................            6,672,676        3,058,804
Marketing....................................................            3,997,959        6,905,152
Administrative fees paid to related parties..................            7,753,500        4,839,542
Non-cash business partner securities.........................              816,228       32,040,505
Loss on investments..........................................            3,833,679               --
Other........................................................            6,756,622        7,124,539
Provision for September 11 Events............................           14,368,554               --
                                                                   ---------------  ---------------
       Total expenses........................................      $   119,885,444  $   117,769,513
                                                                   ===============  ===============

COMPENSATION AND EMPLOYEE BENEFITS

At September 30, 2001, we had approximately 306 employees, as compared to approximately 480 employees at September 30, 2000. Substantially all of our employees are full time employees located predominantly in New York and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided benefits for our employees. For the nine months ended September 30, 2001, our compensation costs were $46,124,822 as compared to $39,782,281 for the nine months ended September 30, 2000, an increase of 16%, principally due to our increased number of employees in 2001 compared to 2000 prior to the September 11 Events, as well as compensation paid to the estates of our employees who were victims of the September 11 Events. Our future compensation costs are uncertain and are dependent upon the degree and/or speed with which we replace our lost employees. However, we anticipate that such costs will be lower in the near term.

OCCUPANCY AND EQUIPMENT

Occupancy and equipment costs were $22,329,398 for the nine months ended September 30, 2001 as compared to occupancy and equipment costs of $15,445,236 for the nine months ended September 30, 2000, an increase of 45%. The increase in occupancy and equipment costs was due to the expansion of space needed to accommodate our additional operations and an increase in the number of our locations, including our new concurrent computing center in New Jersey. Occupancy expenditures primarily consist of the rent and facilities costs of our New York, London and Tokyo offices. We anticipate that occupancy and equipment costs should decline in the near term because the costs of our temporary space and our temporary equipment are lower than they were prior to the September 11 Events. However, we anticipate that our occupancy costs will increase in the future in connection with a new lease for our corporate headquarters. Although we believe that our equipment costs will also increase in the future, we anticipate that equipment costs will remain below those incurred prior to the September 11 Events.

PROFESSIONAL AND CONSULTING FEES

Professional and consulting fees were $7,232,006 for the nine months ended September 30, 2001 as compared to $8,573,454 for the nine months ended September 30, 2000, a decrease of 16%, principally due to a decrease in contract employee personnel costs. We anticipate professional and consulting fees will increase in the future due to the September 11 Events.

COMMUNICATIONS AND CLIENT NETWORKS

Communications costs were $6,672,676 for the nine months ended September 30, 2001, a 118% increase over communication costs of $3,058,804 for the nine months ended September 30, 2000. Communications costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. The increase in costs was attributable to the continuing expansion of our globally managed digital network. We anticipate expenditures for communications and client networks will increase in the near future due to the September 11 Events.

MARKETING

We incurred marketing expenses of $3,997,959 during the nine months ended September 30, 2001 as compared to marketing expenses during the nine month period ended September 30, 2000 of $6,905,152, a decrease of 42%, due in part to us bringing our marketing activities in house beginning in the third quarter of 2001. We anticipate that marketing expenditures will remain constant in the near term but increase in the future due to the September 11 Events.

ADMINISTRATIVE FEES PAID TO RELATED PARTIES

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect cost of providing such services. Administrative fees paid to related parties were $7,753,500 for the nine months ended September 30, 2001 as compared to administrative fees of $4,839,542 for the nine months ended September 30, 2000, an increase of 60%. Administrative fees increased due to the expanded scope of our business. We believe that administrative fees paid to related parties will decrease in the near future due to the decrease in services provided by Cantor. However, we expect that the need by us or by Cantor under the Administrative Services Agreement to outsource some of the services previously provided by Cantor personnel will result in an increase in administrative fees.

NON-CASH BUSINESS PARTNER SECURITIES

In April 2001, we issued fully vested, non-forfeitable, warrants to purchase 400,000 shares of our Class A common stock to Freedom owner participants to provide incentives to migrate to our fully electronic platform. We will record non-cash charges over the next three years of approximately $3,600,000, representing the value of the warrants at the time of issuance. We recorded a non-cash charge of $598,000 in 2001, representing six months of such non-cash expense.

On July 30, 2001, Deutsche Bank purchased 750 shares of our Series C Redeemable Convertible Preferred Stock (Series C Preferred) at its par value of $0.01 per share. Each share of the Series C Preferred is convertible at the option of Deutsche Bank into 10 shares of our Class A common stock at any time during the five years ended July 31, 2006. Accordingly, as of the date of purchase, we recognized a non-cash charge of $110,925, representing the value of such Class A common stock into which the Series C Preferred may be converted. Such value in excess of the cash proceeds was given as an inducement to Deutsche Bank to enter into the agreement. In addition, at the end of each year of the five year agreement in which Deutsche Bank fulfills its liquidity and market-making obligations for specified products, 150 shares of Series C Preferred will automatically convert into warrants to purchase 150,000 shares of our Class A common stock at an exercise price of $14.79 per share. As Deutsche Bank fulfills its obligations under the agreement, we will recognize additional non-cash charges based upon the value of the warrants. For the three months ended September 30, 2001, we recognized $107,303 of such charges. At the end of the five year period, to the extent that Deutsche Bank does not fulfill its obligations under the agreement and Series C Preferred shares remain outstanding, we have the option to redeem each share of the Series C Preferred outstanding in exchange for 10 shares of our Class A common stock.

In September 2000, we obtained a 5% interest in TradeSpark, LP ("TradeSpark"), which was formed to operate an electronic and telephonic marketplace for North American wholesale energy products. In conjunction with our investment, we issued 5.5 million shares of our Series A Redeemable Convertible Preferred Stock and 2.5 million shares of our Series B Redeemable Convertible Preferred Stock (collectively, the "Preferred Stock") to encourage the majority owners of TradeSpark to electronically trade energy products through our eSpeed(R) system. We will earn a percentage of the revenues resulting from transactions executed through TradeSpark utilizing our trading platform. If certain revenue targets are met, the Preferred Stock is convertible at the holders' option into warrants to purchase up to 8 million shares of our Class A common stock. To the extent that the revenue targets are not met, each share of the Preferred Stock is convertible into 1/100th of a share of our Class A common stock. As a result of such issuance of the Preferred Stock, we recorded a non-cash charge against earnings of $2,235,200 to reflect the cost of 80,000 shares of our Class A common stock issuable upon conversion of the Preferred Stock if none of the targets are met. We will recognize additional non-cash accounting charges related to the issuance of these business partner warrants and will take such charges if and when the Preferred Stock is converted over the next six years.

LOSS ON INVESTMENTS

In the third quarter 2001, we wrote off our investments in QV Trading Systems and Visible Markets, each of which ceased operations in the third quarter of 2001. We recognized a loss of $3,833,679 related to the write-offs.

OTHER EXPENSES

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the nine months ended September 30, 2001, other expenses were $6,756,622 as compared to other expenses of $7,124,539 for the nine months ended September 30, 2000, a decrease of 5%, principally as a result of decreased recruitment fees. We anticipate that other expenses will decrease in the near future because, although we expect to incur additional recruitment fees in the near future due to the September 11 Events, these recruitment costs were estimated and included in the Provision for September 11 Events for the three months ended September 30, 2001.

NET LOSS

Excluding non-cash business partner securities, loss on investments and the provision for September 11 events, our net loss was $7,095,602 for the nine months ended September 30, 2001. Including the above non-cash charges, we incurred a net loss of $26,114,063 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash and cash equivalents of $149.1 million, an increase of $26.9 million as compared to December 31, 2000. We generated cash of $1.6 million from our operating activities, consisting of a net loss after non-cash items of $1.9 million net of $3.5 million of other changes in operating assets and liabilities. We also used $21.0 million to purchase additional fixed assets and intangible assets, including the costs incurred to develop software and perfect our interest in patents, offset by $46.3 million of net proceeds from the sale of our Class A common stock, principally related to our public offering in March 2001.

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

As a result of the September 11 Events, we anticipate that we will be required to make significant capital expenditures in the near future, including the acquisition of computer hardware, network infrastructure and facilities. However, we expect insurance proceeds to fund a significant portion of these costs. In addition, we do not currently plan to rebuild a third data center.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have invested $146,037,161 of our cash in securities purchased under reverse repurchase agreements with Cantor, which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our cash in a manner that provides us with the appropriate level of liquidity to enable us to meet our current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that we do not currently have outside bank funding.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and CFS, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. Of the $139.6 million raised, approximately $5.8 million has been used to fund investments in various entities, approximately $40.1 million has been used to acquire fixed assets and to pay for the development of capitalized software, approximately $6.1 million has been used to purchase and perfect intangible assets and approximately $8.7 million has been used for other working capital purposes. The remaining $78.9 million has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank.

Of the amount of proceeds spent through September 30, 2001, approximately $15.9 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     eSpeed, Inc.
                                     (Registrant)


                                          /s/ Howard W. Lutnick
                                          ----------------------
                                          Howard W. Lutnick
                                          Chairman and Chief Executive Officer


                                          /s/ John G. Martinez
                                          ----------------------
                                          John G. Martinez
                                          Controller (Principal Financial and
                                          Accounting Officer)


Date: November 19, 2001