Form 10-K
period 2001-12-31
ESPEED INC
filed 2002-04-01
CIK 1094831

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR
   |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-28191

                                 --------------

                                  eSPEED, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                   13-4063515
                   --------                                   ----------
(State or Other Jurisdiction of Incorporation)             (I.R.S. Employer
                                                          Identification No.)

      299 PARK AVENUE, NEW YORK, NEW YORK                        10171
      -----------------------------------                        -----
   (Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 821-3000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------      -----------------------------------------
               None                                None

           Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $. 01 PAR VALUE
                                (Title of Class)
                                 --------------
         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on March 15, 2002 as reported on the Nasdaq National Market, was approximately $308,686,582.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at March 15, 2002
-----                                             -----------------------------
Class A Common Stock, Par Value $.01 Per Share    28,290,779 Shares
Class B Common Stock, Par Value $.01 Per Share    26,688,814 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      NONE.
================================================================================
                                  eSPEED, INC.
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
PART I

ITEM 1.   BUSINESS...........................................................1

ITEM 2.   PROPERTIES.........................................................29

ITEM 3.   LEGAL PROCEEDINGS..................................................29

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................31

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS................................................33

ITEM 6.   SELECTED FINANCIAL DATA............................................35

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..........................................36

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........49

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................50

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................................74

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................75

ITEM 11.  EXECUTIVE COMPENSATION.............................................77

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.........................................................79

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................81

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K........................................................87

                                     PART I

ITEM 1.  BUSINESS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OVERVIEW OF OUR BUSINESS

We are a leading provider of electronic marketplace and related trading technology solutions and operate multiple buyer, multiple seller real-time electronic marketplaces. Our suite of marketplace tools provides end-to-end transaction solutions for the purchase and sale of financial and non-financial products via the Internet or over our global private network. Our products enable market participants to transact business instantaneously, more effectively and at lower cost. In 2001, we processed over 3.5 million electronic transactions, totaling more than $37 trillion of transactional volume. We have over 700 clients, including most of the largest fixed income trading firms and leading natural gas and electricity trading firms in the world. We have offices in the U.S., Europe and Asia that can transact trading 24 hours a day, around the world. As a result of the terrorist attacks of September 11, 2001, our offices in the World Trade Center were destroyed and we lost 180 of our employees, including many members of our senior management. The loss of these assets and employees and the need to relocate our surviving employees have negatively impacted our business. See "Risk Factors".

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

Our revenues consist primarily of transaction fees and software solution fees. We do not risk our own capital in transactions or extend credit to market participants.

Our eSpeed(R) system is accessible to our clients through (1) our proprietary front-end trading software, (2) our application programming interface (API), a dedicated software application linking our clients networks to our system, (3) the Web, via a browser interface or Java application and (4) software developed in alliances with independent software vendors. Our system runs on large-scale hardware located in two data centers in the U.S. and Europe and is distributed either over our multiple path global network or via the Internet through links to multiple global Internet service providers.

Additionally, we have an agreement whereby the New York Board of Trade, through its subsidiaries, will provide clearing and regulatory services and we will provide electronic execution and related services for the U.S. futures exchange, currently known as the Cantor Exchange(SM), the first fully electronic futures exchange in the U.S. While we are in the process of evaluating our business plan with respect to our operation of the Cantor Exchange(SM), we are confident that our eSpeed(R) system will continue to provide us with major opportunities for the electronic trading of a broad range of futures contracts globally. Currently, the Cantor Exchange(SM) has obtained regulatory authority to operate in the United Kingdom, Denmark, Finland, France, Hong Kong, Ireland, Italy, Japan, Norway, Portugal and in eight German states.

We market our services through the following three basic products: eSpeed Markets(SM), eSpeed Software Solutions(SM) and eSpeed Online(SM).

o eSpeed Markets(SM) is a full service solution combining all of our proprietary software and our global high-speed private network. eSpeed Markets(SM) currently operates in some of the largest and most complex marketplaces in the world, including the global government bond market and the energy market, and is designed to be extendible to any multiple buyer, multiple seller marketplace. eSpeed Markets(SM) is also available through a complete Internet-only distribution channel.

o eSpeed Software Solutions(SM) provides a complete outsourced solution to our clients to enable them to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions.

o eSpeed Online(SM) provides retail-based e-commerce businesses with online access to wholesale market participants. It enables them to offer their customers access to a variety of markets that are traditionally available only to institutional investors and wholesalers.

Our objective is to be the world's leading provider of trading technology and interactive electronic marketplaces for products that trade. We believe that the scalability and extendibility of our eSpeed(R) suite of products enable us to introduce new markets and distribute products and services more quickly, cost effectively and seamlessly than our competitors.

We commenced operations in March 1999 as a division of Cantor Fitzgerald Securities, a subsidiary of Cantor Fitzgerald, L.P. Our initial focus was the global fixed income, foreign exchange and futures and options trading markets. Our relationship with Cantor, a leading global inter-dealer broker in the fixed income markets, has enabled us to become the leader in this electronic marketplace. In the last two years, we have significantly expanded the types of products capable of being traded electronically through our eSpeed(R) system. Our goal is to offer the full range of financial products currently traded in today's global markets. In 2000, we entered the North American energy market with a group of leading energy industry partners. In 2001, we entered the Canadian fixed income market through our investment in and technology agreement with Freedom International Brokerage, the leading Canadian inter-dealer broker of fixed-income products and other capital products, and we entered the German and United Kingdom energy markets. We plan to reintroduce most of our North American fixed income products during 2002. We also plan to leverage our electronic marketplace expertise and reputation to sell software products and services directly to participants in these marketplaces.

OUR INDUSTRY

Historically, the trading of financial and nonfinancial products has been an inefficient process. Buying, selling or trading activity is traditionally effected through either (1) a central physical location, like a trading pit or auction house, where market participants have to access the market through this central location or its members, (2) a bilateral arrangement with a buyer or seller or (3) several layers of middlemen and salespersons who assist in handling orders. Each of these approaches is people and time intensive, which adds to the direct and indirect cost of the product bought or sold.

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

Electronic marketplaces have emerged as effective means of conducting transactions. In an electronic marketplace, substantially all of the participants' actions are facilitated through an electronic medium, such as a private electronic network or over the Internet, which effectively eliminates the need for actual face-to-face or voice-to-voice participant interaction, reducing the inefficiencies inherent in a physical market. Additionally, as adoption of the Internet has become more widespread, businesses are recognizing online channels as an efficient means of distribution of their products to their customers.

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

OUR SOLUTION

Our electronic marketplace end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems, all accessible through our global privately managed high-speed data network and over the Internet. Because of the scale and adaptability of our system, our eSpeed(R) products have applications across a broad range of companies, industries and vertical marketplaces, including any business-to-business marketplace involving multiple buyers and multiple sellers. In addition, we license our software to provide a complete outsourced solution to our clients, enabling them to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, and request-for-quote capabilities. Our products enable market participants to transact business instantaneously, more effectively and at lower cost.

OUR TECHNOLOGY PLATFORM

Our electronic marketplace solutions operate on our technology platform that emphasizes scalability, performance, adaptability and reliability. Our technology platform consists of:

o our proprietary, internally developed real-time global network distribution system;

o our proprietary transaction processing software, which includes interactive matching auction engines, fully integrated credit and risk management systems, pricing engines and associated middle and back-office operations systems;

o client interfaces ranging from Windows, Java, UNIX, our proprietary API and proprietary vendor access; and

o customized inventory distribution and auction protocols designed to be used by our clients and partners in their distribution and trading systems.

Together, these components enable our clients to effect transactions in real-time, with straight-through processing.

Network distribution system

Our eSpeed(R) system contains a proprietary hub- and-spoke digital network. This network uses Cisco Systems' network architecture and is operated by Cisco-certified engineers. Our network's high-speed points of presence comprise the major business centers of the world, including New York, London, Tokyo, Milan, Chicago, Los Angeles and Toronto. Altogether, we manage 22 hubs linked by over 50,000 miles of cable, over 700 Cisco network devices and more than 350 high capacity Sun servers and Compaq Alpha servers located in two data centers in London and Rochelle Park, New Jersey. The redundant structure of our system provides multiple backup paths and re-routing of data transmission if one spoke of a hub fails. We believe we operate one of the largest and most robust interactive trading network distribution systems currently in operation.

Our distribution system accepts orders and postings instantaneously and distributes responses, generally in under 300 milliseconds. We estimate that our network is currently running at approximately 15% of capacity.

In addition to our own network system, we also receive and distribute secure trading information from clients using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global clients.

Transaction processing software

Most of our software applications have been developed internally and are central to the success of our eSpeed(R) system. Our auction and trading engines operate in real time, facilitating efficient interaction between buyers and sellers. Our credit and risk management systems monitor and regulate these buyers and sellers. Our pricing engines provide prices for illiquid financial products derived from multiple trades in other related financial instruments. These critical applications work together seamlessly and are supported by middle and back office software that verifies, confirms, reports, stores, tracks and, if applicable, enables the settlement of each transaction. Our transaction processing software includes verification mechanisms at various stages of the execution process, which result in significantly reduced manual intervention, decreased probability of erroneous trades and more accurate execution for clients.

eSpeed(R) transaction engines

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

Our credit and risk management systems have been an important part of the operation of our electronic marketplaces and were damaged as a result of the terrorist attacks on September 11, 2001. We plan to re-implement them as soon as possible. These systems (1) continuously monitor trades of our clients to help prevent them from exceeding their credit limits, (2) automatically prevent further trading once a client has reached a pre-determined credit limit and (3) evaluate transactions and calculate both individual positions and risk exposure across various products and credit limits. Once re-implemented, our proprietary credit and risk management systems will also be made available to our global clients to enable them to monitor the position of their traders and will be integrated with our software solution systems so our global clients can monitor the credit of their customers who transact directly with them online. These systems will store client data relevant to credit and risk management, such as financial statements, credit documents, contacts and internal analyses. These systems will also enable our clients to make our electronic marketplaces available to their customers while maintaining control of their customers' trading activity and risk.

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

Our middle and back-office applications support clearance, settlement, tracking and reporting of trades and provide links to outside clearing entities. For example, in the financial markets, we outsource our fulfillment services to Cantor and Freedom (for Canadian markets), where both parties to a trade send either cash or securities to Cantor or Freedom and Cantor or Freedom settles the trade and sends each party the cash or securities due. Our reporting and accounting systems are designed to track and record all charges and commissions for a trade. Our eSpeed(R) system and products automate previously paper and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of many of our clients' back offices, and enabling straight-through processing.

Client interfaces

Our system can be accessed by our clients in four ways:

o    using our eSpeed(R)proprietary front-end trading software;

o using our application programming interface (API) for clients to write their own software linking their networks and software applications directly to our systems. Our application programming interface enables clients to conduct computer price updating, program trading and straight-through processing;

o through the Web via a browser, or using a downloaded Java application or dedicated proprietary software application via the Internet, both for wholesale clients and for retail clients who participate in our marketplaces; and

o    through software developed in alliances with independent software vendors.

ESPEED(R) PRODUCTS

We market our services through the following three products: eSpeed Markets
(SM), eSpeed Software Solutions(SM) and eSpeed Online(SM).

ESPEED MARKETS(SM)

eSpeed Markets(SM) is a full service solution combining all of our proprietary software and our global high-speed private network. eSpeed Markets(SM) currently operates in some of the largest and most complex marketplaces, and is designed to be extendible to any multiple buyer, multiple seller marketplace. eSpeed Markets(SM) is also available over the Internet. Currently, most of our revenues are derived from transactions in the global fixed income market powered by our eSpeed Markets(SM) product.

eSpeed Markets(SM) enables us to operate what we believe is the only integrated network engaged in electronic trading in multiple products and marketplaces on a global basis. We believe that the time and expense required to develop and install electronic trading networks will serve as significant barriers to entry.

FINANCIAL VERTICAL

WHOLESALE FIXED INCOME. The global fixed income market is the largest financial market in the world. The Bond Market Association estimates that, in the U.S. alone, as of 2001, there were over $18 trillion of fixed income securities outstanding with over $520 billion of volume traded daily. In the U.S. Treasury securities market, there is reported to be over $290 billion a day in trading just among the primary dealers and their clients. The global market for interest rate swaps, interest rate options and currency swaps had over $60 trillion in notional value outstanding as of June 2000.

Foreign exchange. The trading of currencies in all monetary pairs represents the largest trading volume market in the world. The Bank for International Settlements has estimated the daily volume traded in the foreign exchange markets to have been $1.97 trillion.

Futures and options. Futures and options trading is a leading financial activity throughout the world, with contracts traded on a wide variety of financial instruments, commodities and indexes. According to the Futures Industry Association, Inc., in 2001, over 3.1 billion futures and options contracts were traded in the world's futures and options markets. Currently, a significant volume of futures trading is still being done on open outcry exchanges, but there has been a significant movement towards the conversion of these markets to electronic trading. To date, we believe the most successful initiatives have been made in Europe. We believe that there is significant opportunity in the continued conversion of these markets to electronic networks, such as our own.

Limitations of the traditional financial market

While the traditional financial market facilitates trading, it has the following significant shortcomings:

o    limited direct access and, therefore, inefficient pricing;

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

Our Financial Vertical solution

The Financial Vertical contains U.S. Treasury and agency securities, European, Japanese, Canadian and emerging market sovereign bonds, U.S. and global corporate bonds, mortgage-backed securities, municipal bonds, interest rate swaps and options, futures, options, repos and basis trades. Cantor has been a major facilitator and, in some cases, provider of liquidity in numerous financial products through its offices in the U.S., Canada, Europe and Asia. Our eSpeed Markets(SM) product provides the only way to electronically access Cantor's marketplaces. Through our alliance with Freedom, Cantor and six leading Canadian financial institutions, our eSpeed Markets(SM) product also powers the electronic platform of Freedom International Brokerage, the leading inter-dealer broker of Canadian fixed income and other capital markets products.

Our private electronic network for wholesale financial markets is connected to most of the largest financial institutions worldwide. We have installed in the offices of our existing client base the technology infrastructure necessary to provide price information and trade execution on an instantaneous basis in a broad range of securities and financial instruments. We believe our eSpeed(R) suite of products enables us to introduce and distribute a broad mix of financial products and services quickly, efficiently and at lower cost.

In our electronic marketplaces, participants may either electronically execute trades themselves or call brokers, who then input trade orders into the market for them. In our fully electronic trades, all stages of the trade occur electronically. The participant inputs its buy or sell order instructions directly into our electronic trading system using our software, a web-browser, or electronically through an application programming interface or other software. Our system provides to the participant, normally within 300 milliseconds, an on-screen confirmation that the participant's order has been accepted. Simultaneously, an electronic confirmation can be sent to the participant's back office and risk system, enabling risk management capabilities and straight-through processing for the participant. A broker assisted trade is executed in substantially the same manner as an electronic trade, except that the participant telephones a broker, who then inputs the participant's order into our electronic marketplace system. Our U.S. Government Securities marketplace is now a fully electronic marketplace.

We also see opportunities to expand our business by licensing our technology to other voice brokers in addition to Cantor.

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

TradeSpark unites our technology platform, accessed over both a private global network and the Internet, and our partners' in-depth energy market knowledge and liquidity to bring speed, neutrality, efficiency and technological leadership to the energy trading market. In 2001, Dynegy became a partner in TradeSpark and, in conjunction with this expanded relationship, Dynegy established an underlying electronic link between its proprietary e-commerce portal, Dynegydirect, and the TradeSpark platform.

Since inception, over 200 companies, including most of the major energy trading firms in North America, have traded using TradeSpark. We effected over 75,000 transactions comprising approximately $150 billion of transaction volume since TradeSpark's inception. Gas Daily reports that the TradeSpark partners, together with Entergy, traded approximately 32.8 billion cubic feet of natural gas per day, and Power Markets Week reports that these companies traded 403 million megawatt hours of electricity during 2000. These companies estimate they traded roughly 20% of all gas and power traded in North America during the last quarter of 2000.

Limitations affecting the traditional energy market

The traditional voice-brokered energy marketplace has been fraught with inefficiencies, including the lack of real-time price information, small pools of liquidity, high transaction costs and problems associated with executing trades in a fast moving market. More recently, credit has become a major issue to the market participants because of massive price fluctuations caused by various states' approaches to deregulation, the lack of a liquid hedging market, limited risk management tools and the bankruptcy of certain major industry participants. While there have been a handful of electronic systems and single dealer platforms initiated over the past three years, we believe that none have unbiased information about prices and enough products or liquidity to give companies exchange-like execution in the energy marketplace.

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

Designed to bring marketplace efficiency to the energy markets, TradeSpark is fully operational and, as of December 31, 2001, employed 39 brokerage personnel with access to our electronic trading platform. TradeSpark offers three possible points of access to one pool of liquidity: over the Internet, through our private network and through TradeSpark voice brokers.

ESPEED SOFTWARE SOLUTIONS(SM)

eSpeed Software Solutions(SM) provides a complete outsourced solution to our clients, enabling them to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, and request-for-quote capabilities. Our eSpeed Software Solutions(SM) product takes advantage of the scalability, flexibility and functionality of our eSpeed(R) system to allow our clients to quickly create online connectivity to their customers.

We have signed software solution agreements with Refco Securities, Sanwa Securities and the Federal Home Loan Bank. Refco Securities operates a global securities futures brokerage business. eSpeed Software Solutions(SM) has developed a front end trading system for Refco Securities that enables it to communicate its prices for securities products to its customers. Sanwa Securities is the securities subsidiary of Sanwa Bank, one of the largest financial institutions in Japan. Sanwa transacts with its customers through our real-time technology platform to supplement its Japanese government bond business. The Federal Home Loan Bank is a U.S. Government sponsored enterprise and one of the largest issuers in the global short-term securities market. Our electronic auction-based technology is expected to begin powering the Federal Home Loan Bank's primary discount note auctions in 2002.

ESPEED ONLINE(SM)

eSpeed Online(SM) provides retail-based e-commerce businesses with online access to wholesale market participants. It enables these online businesses to offer their customers access to a variety of markets that are traditionally available only to institutional investors and wholesalers. eSpeed Online(SM) also links to middle and back-office systems, providing a complete end-to-end retail solution for trade execution, risk management, processing and billing. To date, we have signed agreements with several online brokers, including AB Watley, Bondpage.com, Charles Schwab, Firstrade Securities, MostActives.com, Mr. Stock, Muriel Siebert, myTrack, Scot Trade, Sutton Online, The Net Investor, Tradescape and WebStreet Securities. In January 2001, Charles Schwab & Co. introduced U.S. Treasuries to its customer base through eSpeed Online(SM).

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

EXPAND SYSTEM FUNCTIONALITY AND DEVELOP NEW PRODUCTS, SOFTWARE AND SERVICES FOR OUR EXISTING FINANCIAL AND ENERGY MARKETS

We plan to continue to expand the types of financial, energy and other products traded in our marketplaces both in the United States and abroad. We also plan to reintroduce most of our North American fixed income products during 2002. Our goal is to include in our electronic marketplaces the full range of products that are currently traded in today's markets worldwide. In addition, we plan to develop software and services to add new methods to effect transactions in these products. We expect that our traditional client base will begin to trade new products as we develop electronic marketplaces for them, and we intend to continue to convert our existing global clients to our fully electronic platform.

LEVERAGE OUR ESPEED(R)SYSTEM FOR USE IN A WIDE RANGE OF ADDITIONAL BUSINESS-TO-BUSINESS MARKETS AND INDUSTRIES

Because of the scale of our system and its ease of adaptability, we believe our eSpeed(R) system has applications across a broad range of products, including Internet-based marketplaces for a wide array of goods and services, particularly those involving multiple buyers and sellers. As evidenced by the formation of TradeSpark, we are well positioned to leverage the significant costs and efforts that have been incurred developing our eSpeed(R) system to quickly create electronic markets in a wide range of products. We plan, over time, to serve additional marketplaces, including global energy, bandwidth, telecommunications, chemicals, electronic components, metals and other markets that can benefit from more efficient, centralized, electronic trading facilities. We plan to continue to expand our eSpeed(R) system across the financial markets and their products.

LICENSE OUR SOFTWARE TO PROVIDE A BROAD RANGE OF MARKET PARTICIPANTS WITH AN OUTSOURCED SOLUTION FOR ONLINE DISTRIBUTION OF THEIR PRODUCTS

We provide a complete outsourced solution to our clients to enable them to distribute their branded products to their customers through online offerings, auctions, including private and reverse auctions, and request-for-quote capabilities. We are rebuilding our dedicated sales force that will focus on licensing our software solutions to existing and new clients.

PURSUE STRATEGIC ALLIANCES AND ACQUISITIONS

We are continually exploring opportunities to maximize our growth, including acquisitions, strategic alliances, joint ventures, private placements, recapitalizations or any combination of the foregoing, to expand our vertical markets and generate future growth. We are seeking to enter into joint ventures and other strategic alliances to create liquidity in new and existing product markets, to utilize our patents in such ventures and strategic alliances and to attract new participants to trade products in those markets. We have employed this strategy in our formation of TradeSpark and our alliance with Freedom, as well as in our market making relationship with Deutsche Bank.

OUR CLIENTS

Our clients in the Financial Vertical include banks, dealers, brokers and other wholesale market participants, over 500 of which currently participate in our electronic marketplaces, including most of the largest bond trading firms in the world, as identified by Euromoney Magazine. Our clients in the Energy Vertical include energy trading companies, utilities and other wholesale market participants, over 200 of which currently participate in our electronic marketplace, including leading North American energy trading companies.

We are providing wholesale and retail investors access to the electronic marketplaces and brokerage-related services supported by our eSpeed(R) system. We expect that a significant portion of our clients who use brokers will migrate to fully electronic access over the coming years. We also expect to add clients for our eSpeed Software Solutions(SM) product from a wide variety of industries. In addition, due to the loss of virtually all of Cantor's U.S. non-equity voice brokerage business in connection with the terrorist attacks of September 11, 2001, we intend to build relationships with new clients, including traditional competitors of Cantor. We further intend to provide third parties with the infrastructure, including systems administration, internal network support and operations and disaster recovery services, that is critical to providing fully electronic marketplaces in a wide variety of products. Other than Cantor, no client of ours accounts for more than 10% of our revenues.

SALES, MARKETING AND CORPORATE DEVELOPMENT

We promote our electronic marketplaces and services to our existing and prospective clients through a combination of sales, marketing and co-marketing campaigns. We leverage our client relationships through a variety of direct marketing and sales initiatives and build and enhance our brand image through marketing campaigns targeted at a diverse audience, including traders, potential partners and the investor and press communities. We may market to our existing and prospective retail clients through a variety of co-marketing/co-branding initiatives with our online partners. We have designed our sales and marketing efforts to promote brand awareness and educate our audience regarding the nature of our electronic marketplaces, products and services and the advantages associated with the automation of trading activities, as well as our association with Cantor.

Additionally, our senior management staff actively works to establish strategic relationships, develop new markets for our technology and structure and execute investments and acquisitions. Our staff promotes eSpeed at conferences, conventions, events and speaking engagements that advance both our technology and our brand name. In many cases, these engagements are focused within specific vertical markets that we intend to develop in the future. All of these efforts are intended to enhance our image, profile and profitability.

SOFTWARE DEVELOPMENT

We devote substantial efforts to the development and improvement of our electronic marketplaces and licensed software products. We work with our clients to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our research and development efforts focus on internal development, strategic partnering, acquisitions and licensing. Although we lost many technology professionals and software developers on September 11, 2001, we continue to employ over 250 technology professionals, a majority of which are software developers. Our technology team's objective is to develop new products and services in order to provide superior electronic marketplace solutions to our clients. We also focus our efforts on enhancing our Internet interfaces to facilitate real-time markets and comply with the standard Internet security protocol and future security protocols in order to capitalize on the development of new commercial marketplaces. We are continuing to develop new marketplaces and products using our internally developed application software. In addition, we have forged strategic alliances with third-party independent software vendors through which we will work to develop sophisticated, industry specific, front-end applications and products.

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

In April 2001, we purchased the Wagner patent, which addresses automated futures trading and provides for bids and offers to be placed and matched electronically. In August 2001, we received a preliminary ruling from the United States District Court in Dallas, Texas upholding our position regarding the scope of the Wagner patent. See "Item 3. Legal Proceedings".

In July 2001, we purchased a patent, the Lawrence patent, which relates to the electronic trading of municipal bonds and electronic auctions of fixed income securities and interest rate products. Auction based trading allows broker-dealers and their customers to send our "bid-wanted" forms listing the available securities, then to accept bids with a final auction time. The Lawrence patent brings additional efficiencies to the auctioned markets by, among other things, enabling potential buyers to electronically place bids securely and anonymously.

We also have an agreement to license several pending U.S. patent applications relating to various other aspects of our electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations in the past year.

We cannot at this time determine the significance of any of the foregoing patents, or future patents, if issued, to our business. We can give no assurance that any of the foregoing patents is valid and enforceable, or that any of these patents would not be infringed by a third party competing or seeking to compete with our business. Our business strategy may include licensing such patents for royalties, joint venturing with other marketplaces or exchanges, or exclusively using the patents in our marketplaces.

EMPLOYEES

As of December 31, 2001, we had 312 employees, four of whom are our executive officers. None of these employees is represented by a union. We believe that we have good relations with our employees.

                                  RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating us and our business.

RISKS RELATED TO OUR BUSINESS

THE EVENTS OF SEPTEMBER 11, 2001 HAVE HAD AND WILL CONTINUE TO HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Our losses

Our previous headquarters were in the World Trade Center. As a result of the terrorist attacks of September 11, 2001 (the September 11 Events), our offices in the World Trade Center were destroyed and we lost approximately 180 of our employees, including many members of our senior management. The destruction of our assets, the loss of all those employees, including product development personnel, and the need to relocate the surviving employees has negatively impacted our business. In addition, although we still have redundancy of our system, we now have two data centers instead of the three that we had prior to the September 11 Events.

Cantor's losses

Cantor and TradeSpark lost an aggregate of 478 employees and equipment and systems as a result of the September 11 Events. Cantor also lost its headquarters. Such losses have negatively impacted our revenues and will continue to adversely impact our revenues in the future since, among other things, Cantor is not currently trading many of the financial products its voice brokers historically traded using our eSpeed(R) system. In addition, the loss of Cantor's assets and brokers will negatively affect our strategy to convert the products that those brokers were trading in voice-assisted transactions to products that are traded fully electronically over our eSpeed(R) system.

Insurance

As a result of the September 11 Events, fixed assets with a book value of $17,690,289 were destroyed. As of December 31, 2001, we had received $20.5 million of insurance proceeds to cover the net book value of the fixed assets that were destroyed, plus the actual additional cost of the assets we replaced. Although we expect to recover any further costs we incur if we decide to replace any additional destroyed fixed assets through our property and casualty insurance coverage of $40 million, we cannot guarantee or currently estimate the amount or timing of such recovery. In addition, we have incurred and will continue to incur business interruption losses due to the September 11 Events. Although we expect to recover or reduce these losses through our $25 million of business interruption insurance, we cannot guarantee or currently estimate the amount or timing of receipt of any such insurance proceeds.

WE MAY INCUR LOSSES IN THE FUTURE.

From our inception through December 31, 2001, we have sustained a cumulative net loss of approximately $91.3 million. While we currently expect to generate operating profits in the year 2002, as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts, we may actually incur additional losses.

IF WE DO NOT EXPAND THE USE OF OUR ELECTRONIC SYSTEMS, OR IF OUR CLIENTS DO NOT USE OUR MARKETPLACES OR SERVICES, OUR REVENUES AND PROFITABILITY WILL BE ADVERSELY AFFECTED.

The use of electronic marketplaces is relatively new. The success of our business plan depends, in part, on our ability to maintain and expand the network of trading firms, dealers, banks and other financial institutions that use our interactive electronic marketplaces. We cannot assure you that we will be able to continue to expand our marketplaces, or that we will be able to retain the current participants in our marketplaces. Although some of our agreements with market participants require certain minimum payments, none of our agreements with market participants require them to use our electronic marketplaces.

IF WE ARE UNABLE TO ENTER INTO ADDITIONAL MARKETING AND STRATEGIC ALLIANCES OR OUR CURRENT STRATEGIC ALLIANCES ARE NOT SUCCESSFUL, WE MAY NOT GENERATE INCREASED TRADING IN OUR ELECTRONIC MARKETPLACES.

We expect to continue to enter into strategic alliances with other market participants, such as retail brokers, exchanges, energy companies, market makers, consortia, clearinghouses, major market participants and technology companies, in order to increase client access to and use of our electronic marketplaces. We cannot assure you that we will be able to continue to enter into these strategic alliances on terms that are favorable to us, or at all. In addition, we cannot assure you that our current strategic alliances will be successful. The success of our current and future relationships will depend on the amount of increased trading in our electronic marketplaces and the liquidity generated therein. These arrangements may not generate the expected number of new clients or increased trading volume we are seeking.

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

IF WE EXPERIENCE COMPUTER SYSTEMS FAILURES OR CAPACITY CONSTRAINTS, OUR ABILITY TO CONDUCT OUR OPERATIONS COULD BE HARMED.

We internally support and maintain many of our computer systems and networks. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our ability to conduct our operations.

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

o    litigation or other client claims; and

o    regulatory sanctions.

We experienced systems and telecommunications failures in connection with the terrorist attacks of September 11, 2001. We cannot assure you that we will not experience additional systems failures in the future from power or telecommunications failure, acts of God or war, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by client error or misuse of our systems, could damage our reputation, business and brand name.

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, OUR EXISTING PERSONNEL AND SYSTEMS MAY BE STRAINED AND OUR BUSINESS MAY NOT OPERATE EFFICIENTLY.

In order to execute our business plan, we must grow significantly. This growth will place significant strain on our personnel, management systems and resources. We expect that the number of our employees, including technical and management-level employees, will increase for the foreseeable future. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our technical workforce. We must also maintain close coordination among our technical, compliance, accounting, finance, marketing and sales organizations. We cannot assure you that we will manage our growth effectively, and failure to do so could result in our business operating inefficiently.

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

Our future success depends, in significant part, on the continued service of Howard Lutnick, our Chairman, Chief Executive Officer and President, and our other executive officers and managers and sales and technical personnel who possess extensive knowledge and technology skills in our markets. We cannot assure you that we would be able to find an appropriate replacement for Mr. Lutnick if the need should arise. Any loss or interruption of Mr. Lutnick's services could result in our inability to manage our operations effectively and/or develop new electronic marketplaces. We have not entered into employment agreements with any of our executive officers or other personnel, and while we intend to acquire reasonable amounts of "key person" life insurance, we do not as of yet have "key person" life insurance policies on any of our executive officers or personnel. All of the members of our senior management team are also officers, partners or key employees of Cantor. As a result, they dedicate only a portion of their professional efforts to our business and operations. We cannot assure you that the time these persons devote to our business and operations in the future will be adequate and that we will not experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. We intend to strive to provide high quality services that will allow us to establish and maintain long-term relationships with our clients. Our ability to do so will depend, in large part, upon the individual employees who represent us in our dealings with clients. The market for qualified programmers, technicians and sales persons is extremely competitive and has grown more so in recent periods as electronic commerce has experienced growth. We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel.

IF CANTOR OR WE ARE UNABLE TO PROTECT THE INTELLECTUAL PROPERTY RIGHTS WE LICENSE FROM CANTOR OR OWN, OUR ABILITY TO OPERATE ELECTRONIC MARKETPLACES MAY BE MATERIALLY ADVERSELY AFFECTED.

Our business is dependent on proprietary technology and other intellectual property rights. We license most of our patented technology from Cantor. The license arrangement is exclusive, except in the event that (1) we are unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require us to do so, or we are unable to provide such services or (2) we do not exercise our right of first refusal to provide to Cantor electronic brokerage services with respect to a marketplace, in which case Cantor retains a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. We cannot guarantee that the concepts which are the subject of the patents and patent applications covered by the license from Cantor or that we own are patentable or that issued patents are or will be valid and enforceable. Where patents are granted in the U.S., we can give no assurance that equivalent patents will be granted in Europe or elsewhere, as a result of differences in local laws affecting patentability and validity. Moreover, we cannot guarantee that Cantor's issued patents or our issued patents are valid and enforceable, or that third parties competing or intending to compete with us will not infringe any of these patents. Despite precautions we or Cantor has taken or may take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to monitor unauthorized use of our proprietary technology and intellectual property rights. We cannot assure you that the steps we have taken will prevent misappropriation of our technology or intellectual property rights.

We use our eSpeed(R) registered service mark for the services described herein and have registered that service mark in a number of jurisdictions around the world. Although several existing third-party registrations and applications for trademarks and servicemarks consisting of designations similar to ours in certain countries have come to light, they are for goods and services that are of a different type from those being offered under our eSpeed(R) registered service mark. Although we are not presently aware of any third-party objections to our use or registration of our eSpeed(R) registered service mark in these countries, and believe we could defend against any third-party claims asserted in these countries, such registrations and applications could potentially affect the registration, and/or limit our use, of our eSpeed(R) registered service mark in these countries, thereby requiring us to adopt and use another service mark for our services in such countries.

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

IF OUR SOFTWARE LICENSES FROM THIRD PARTIES ARE TERMINATED, OUR ABILITY TO OPERATE OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED.

We license software from third parties, such as database software, much of which is integral to our systems and our business. The licenses are terminable if we breach our obligations under the license agreements. If any of these relationships were terminated or if any of these third parties were to cease doing business, we may be forced to spend significant time and money to replace the licensed software. However, we cannot assure you that the necessary replacements will be available on reasonable terms, if at all.

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

BECAUSE SOME OF OUR CLIENTS HAVE INVESTED IN CONSORTIA THAT HAVE DEVELOPED ELECTRONIC TRADING NETWORKS, WE COMPETE WITH THEM IN CERTAIN ASPECTS OF OUR BUSINESS.

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

o    terrorist attacks or war;

o concerns over inflation and wavering institutional/consumer confidence levels;

o the availability of cash for investment by mutual funds and other wholesale and retail investors;

o    fluctuating interest and exchange rates;

o    legislative and regulatory changes; and

o    currency values.

BECAUSE THERE IS LESS U.S. TREASURY DEBT OUTSTANDING, TRADING IN OUR MARKETPLACES MAY DECLINE.

Our business is highly dependent upon the volume of bonds being traded through our eSpeed(R) system. If the U.S. reduces its outstanding Treasury debt, there may be a decline in the volume of U.S. Treasury securities traded through our eSpeed(R) system.

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

AS WE ENTER NEW MARKETS, WE MAY NOT BE ABLE TO SUCCESSFULLY ADAPT OUR TECHNOLOGY AND MARKETING STRATEGY FOR USE IN THOSE MARKETS.

We are leveraging our eSpeed(R) system to enter new markets. We cannot assure you that we will be able to successfully adapt our proprietary software, electronic distribution networks and technology for use in other markets. Even if we do adapt our software, networks and technology, we cannot assure you that we will be able to attract clients and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities will be successful. If these efforts are not successful, we may realize less than expected earnings, which in turn could result in a decrease in the market value of our Class A common stock. Furthermore, these efforts may divert management attention or inefficiently utilize our resources. We intend to create electronic marketplaces for many vertical markets and extend into others, but there is no guarantee that we will be able to do so.

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

BECAUSE WE ARE SUBJECT TO RISKS ASSOCIATED WITH NET CAPITAL REQUIREMENTS, WE MAY NOT BE ABLE TO ENGAGE IN OPERATIONS THAT REQUIRE SIGNIFICANT CAPITAL.

The Securities and Exchange Commission, Commodity Futures Trading Commission and various other regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated companies. Net capital is the net worth of a broker or dealer, less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the

Securities and Exchange Commission or Commodity Futures Trading Commission, and suspension or expulsion by these regulators could ultimately lead to the firm's liquidation. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from broker-dealer subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in foreign jurisdictions.

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

THE MARKET PRICE OF OUR CLASS A COMMON STOCK HAS FLUCTUATED AND MAY FLUCTUATE IN THE FUTURE, AND FUTURE SALES OF OUR SHARES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR CLASS A COMMON STOCK.

The market price of our Class A common stock has fluctuated widely since our initial public offering and may continue to fluctuate widely, depending upon many factors, including our perceived prospects and the prospects of the financial and other business-to-business marketplaces in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts' recommendations or projections, seasonality, changes in general valuations for Internet and e-commerce-related companies, changes in general economic or market conditions and broad market fluctuations.

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

We have registered under the Securities Act 10,630,000 shares of our Class A common stock, which are reserved for issuance upon exercise of options granted under our stock option plan. Since our stock option plan has been amended to increase the amount of shares available for issuance under our stock option plan, we will likely register additional shares. In addition, if we increase our total outstanding shares of common stock, we will register additional shares of Class A common stock so that the stock available for issuance under our stock option plan will be registered. Once registered, these shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. In addition, we have registered under the Securities Act 425,000 shares of our Class A common stock issuable under our stock purchase plan. We also will be issuing new shares of our Class A common stock in connection with our matching program for our 401(k) plan. The maximum number of new shares we will be issuing in connection with our 401(k) plan is $3,000 worth per employee per year.

Since June 9, 2001, approximately 5.9 million shares of our Class A common stock that have been distributed to partners of Cantor as part of a deferred stock distribution by Cantor have been eligible for resale in the public market subject to Rule 144 under the Securities Act. On June 9, 2002, approximately 4,160,000 of these shares may be resold in the public market pursuant to Rule 144(k) under the Securities Act. The availability for sale of such number of shares may have an adverse effect on the market price of our Class A common stock.

In addition, we have issued shares of our Class A common stock, warrants and convertible preferred stock and have granted registration rights in connection with certain of our strategic alliances. See "Item 13. Certain Relationships and Related Transactions."

RISKS RELATED TO OUR RELATIONSHIP WITH CANTOR

BECAUSE WE CONTINUE TO DEPEND ON CANTOR'S BUSINESS, EVENTS WHICH ADVERSELY AFFECT CANTOR'S BUSINESS, INCLUDING A SALE, DISSOLUTION, LIQUIDATION OR WINDING-UP OF CANTOR, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES.

Since inception, we have recognized a significant portion of our revenues in connection with our relationship with Cantor. Consequently, our business has been adversely affected by the effect of the September 11 Events on Cantor's business. See "-- The events of September 11, 2001 have had and will continue to have an adverse effect on our business." It is possible that, because of the September 11 Events, Cantor may not continue to satisfy the governmental regulatory requirements necessary for it to continue to provide clearance and settlement for the trades made over our eSpeed(R) system. If Cantor cannot provide clearance and settlement services for us, we will have to find a third party to provide such services or provide such services ourselves. There is no guarantee we will be able to find an alternative provider of clearance and settlement services and, even if we do, we are likely to encounter difficulties in transitioning to any such provider. Moreover, such alternative provider may charge more or less than Cantor did for such services, which may negatively affect our results of operations. In addition, any other future events which adversely affect Cantor's business or operating results, including a sale, dissolution, liquidation or winding-up of all or a material portion of Cantor's business, could have a material adverse effect on our most significant source of revenues. We also are a general creditor of Cantor to the extent that there are transaction revenues and software solutions fees owing to us from Cantor. Events that adversely affect Cantor's financial position and its ability to remit to us our share of transaction revenues and software solutions fees could have a material adverse effect on our revenues.

CONFLICTS OF INTEREST AND COMPETITION WITH CANTOR MAY ARISE.

Various conflicts of interest between us and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including competitive business activities, potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. Our Amended and Restated Joint Services Agreement, as currently in effect (the "Joint Services Agreement"), with Cantor provides that, in some circumstances, Cantor can unilaterally determine the commissions that will be charged to clients for effecting trades in marketplaces in which we collaborate with Cantor. The determination of the nature of commissions charged to clients does not affect the allocation of revenues that Cantor and we share with respect to those transactions. However, in circumstances in which Cantor determines to charge clients lower commissions, the amount that we receive in respect of our share of the commissions will be correspondingly decreased. Pursuant to our Administrative Services Agreement with Cantor, Cantor is required to obtain for us, among other things, property and casualty insurance of not less than $40 million and business interruption insurance of $25 million. Cantor has procured insurance coverage for us in these respective amounts; however, we are listed on this insurance policy as one of several insured parties, together with Cantor and several of its affiliates. This insurance policy is for aggregate amounts in excess of the amounts set forth above. The Administrative Services Agreement does not provide for the allocation of the proceeds among the named insureds. Because Cantor controls us and the allocation of the proceeds received from insurance, Cantor may allocate the proceeds among the insured parties in a manner with which we disagree and that may have an adverse effect on our financial condition.

Three of our directors and a majority of our officers also serve as directors and/or officers of Cantor. Simultaneous service as an eSpeed director or officer and service as a director or officer, or status as a partner, of Cantor could create, or appear to create, potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor. Mr. Lutnick, our Chairman, President and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor. As a result, Mr. Lutnick controls Cantor. As of March 15, 2002, Mr. Lutnick controlled approximately 90.9% of the combined voting power of all classes of our voting stock. Mr. Lutnick's simultaneous service as our Chairman, President and Chief Executive Officer and his control of Cantor could create or appear to create potential conflicts of interest when Mr. Lutnick is faced with decisions that could have different implications for us and for Cantor.

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

IF WE BECOME SUBJECT TO LITIGATION AND OTHER LEGAL PROCEEDINGS, WE MAY BE
HARMED.

From time to time, we and Cantor may become involved in litigation and other legal proceedings relating to claims arising from our and their operations in the normal course of business. Cantor is currently subject to a number of legal proceedings that could affect us. We cannot assure you that these or other litigation or legal proceedings will not materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us. See "Item 3. Legal Proceedings".

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

As of March 15, 2002, Cantor beneficially owned approximately 90.4% of the combined voting power of all classes of our voting stock. As long as Cantor beneficially owns a majority of the combined voting power of our common stock, it will have the ability, without the consent of the public stockholders, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change in control of our company. In certain circumstances, the shares of our Class B common stock issued to Cantor upon consummation of the formation transactions may be transferred without conversion to our Class A common stock.

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

ITEM 2.  PROPERTIES

We have offices in the U.S., Europe and Asia. Our principal executive offices are temporarily located at 299 Park Avenue, New York, New York. We do not have a written agreement to sublease this space from Cantor and the amount, if any, we are going to pay Cantor for the use of this space has not been determined at this time. The space we occupy at 299 Park is inadequate for our needs, but we anticipate subleasing from Cantor adequate space for our short-term needs at 135 East 57th Street, New York, New York, for which Cantor has entered into a two-year sublease for five floors. We are looking for permanent headquarters space in the New York metropolitan area to occupy following the end of our expected sublease from Cantor. Our largest presence outside of the New York metropolitan area is in London, where we have the right to use approximately 15,000 square feet of Cantor's existing office space. Our right to use this space expires at the earlier of (1) the time that Cantor's lease expires in 2016 or (2) when Cantor ceases to be an affiliate of ours and Cantor asks us to vacate. We will pay Cantor approximately $2.6 million annually for use of this space. Additionally, we occupy approximately 18,750 square feet of space in our Concurrent Computing Center in Rochelle Park, New Jersey and temporary space in Weehawken, New Jersey. We pay Cantor approximately $717,000 annually for the use of the Rochelle Park space.

ITEM 3.  LEGAL PROCEEDINGS

eSpeed patent related legal proceedings

After we acquired the Wagner patent in April 2001, we joined ETS, the prior patent owner, as a plaintiff in litigation pending in the United States District Court for the Northern District of Texas against the Board of Trade of the City of Chicago and the Chicago Mercantile Exchange, and in the Southern District of New York against the New York Mercantile Exchange. The plaintiffs allege that the defendants in each case infringed the Wagner patent. The complaints seek injunctive relief, a reasonable royalty, treble damages pursuant to 37 U.S.C. ss.284, attorneys' fee, interest and costs. On October 12, 2001, the Judge in the Texas case entered an order, following a hearing (usually referred to as a Markman hearing) construing the claims of the patent. We believe the ruling was generally consistent with our interpretation of the scope of the patent.

Discovery in both the New York and Texas actions is ongoing. The New York Markman hearing is currently scheduled for April 15, 2002. The New York case is set to be trial ready on July 29, 2002, but that date will be postponed if dispositive motions are filed, which seems likely. The Texas action is scheduled for trial on August 12, 2002. There are pretrial orders in both cases with other intermediate deadlines for completion of certain litigation tasks. There can be no assurance these orders will not be further amended.

Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these matters will not have a material adverse effect on our financial condition or results of operations.

Cantor related legal proceedings

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

On March 13, 2000, the Delaware Court of Chancery ruled in favor of CFLP, finding that Iris Cantor, CFI and Rodney Fisher had breached the Partnership Agreement of CFLP, and that Market Data Corporation had aided and abetted that breach. The court awarded CFLP declaratory judgment relief and court costs and attorneys' fees. The defendants moved for re-argument with respect to the award of fees and costs. Justice Steele adhered to his previous decision that CFLP is entitled to recover court costs and attorneys' fees.

On November 5, 2001, Justice Steele entered an Order of Declaratory Judgment, which provides that if Iris Cantor, CFI and/or Rod Fisher, through MDC or otherwise, wish to compete with CFLP or its affiliates in a manner that could reasonably be expected to harm a core business of CFLP, they must obtain the written consent of CFLP's Managing General Partner. On December 4, 2001, the defendants filed notices of appeal. The Delaware Supreme Court dismissed the appeals as interlocutory. The Court has yet to enter a final order regarding fees and costs.

Two related actions are pending in New York. In a case pending in the Supreme Court of New York, plaintiff CFLP alleges, among other things, that defendants Market Data Corporation, CFI, Iris Cantor and Rodney Fisher misused confidential information of CFLP in connection with the above-mentioned provision of technology to Chicago Board Brokerage. In a case filed in the United States District Court for the Southern District of New York, CFI and Iris Cantor allege, among other things, that certain senior officers of CFLP breached fiduciary duties they owed to CFI. The allegations in this lawsuit relate to several of the same events underlying the court proceedings in Delaware.

Neither of these two cases had been pursued prior to the March 13, 2000 decision in the court proceedings in Delaware. On May 15, 2000, the senior officers of CFLP who are defendants in the federal action in New York moved to dismiss the complaint against them on several grounds, including, among other things, that matters that were adjudicated against them in Delaware. Iris Cantor and CFI filed papers opposing the motion to dismiss on June 5, 2000, and the defendants filed a reply on June 15, 2000.

On February 7, 2001, the court granted the motion to dismiss CFI's complaint. CFI and Iris Cantor appealed. In November 2001, the United States Court of Appeals for the Second Circuit heard oral arguments. It has yet to render a decision.

On May 16, 2000, CFI filed an action in Delaware Superior Court, New Castle County, against CFLP and CF Group Management, Inc. (CFGM) seeking payment of $40 million allegedly due pursuant to a settlement agreement in an earlier litigation between the parties. The complaint alleges that CFI is entitled to a one-time $40 million payment upon "an initial public offering of CFLP or of a successor to a material portion of the assets and business of CFLP..." CFI alleges that our initial public offering on December 10, 1999 triggered the payment obligation under the settlement agreement. On September 26, 2000, CFLP and CFGM filed an answer denying liability. Following the events of September 11, 2001, the action was stayed.

On June 12, 2000, CFLP and CFGM filed a lawsuit in the Delaware Court of Chancery against Iris Cantor, CFI and Rodney Fisher, seeking a declaratory judgment that an Offer to Exchange, dated May 8, 2000 (the Exchange Offer), pursuant to which certain partnership units in CFLP could be exchanged for "e-units" that are entitled to receive distributions of our stock from CFLP on certain future dates subject to certain conditions, did not breach any fiduciary duty or otherwise violate Delaware law. On July 18, 2000, CFI, Iris Cantor and Rodney Fisher filed their respective answers, affirmative defenses, counterclaims and third-party claims, in which they claimed that certain special conditions imposed upon them in connection with the Exchange Offer and not upon other partners effectively precluded their participation in the Exchange Offer, violated the Partnership Agreement of CFLP and constituted a breach of fiduciary duty, and that accepting those conditions would conflict with their fiduciary duties to Market Data Corporation. CFI, Iris Cantor and Rodney Fisher claimed that CFGM and Howard Lutnick, the Chairman, Chief Executive Officer and sole shareholder of CFGM, the Managing General Partner of CFLP, breached their fiduciary duties and engaged in self-dealing in allegedly structuring our formation, the transfer of assets to us, the receipt of stock options, salaries and other compensation by Howard Lutnick and our other executives, and our initial public offering. They further alleged that CFGM and Howard Lutnick converted Partnership assets (CFLP's technology assets) and intended to migrate CFLP's brokerage business to us without sharing our value with CFI, Iris Cantor and Rodney Fisher. Rodney Fisher also contends that we, which he has named as a third-party defendant, aided and abetted these alleged breaches of fiduciary duties. Among other things, CFI, Iris Cantor and Rodney Fisher requested the removal of CFGM as the managing general partner of CFLP, a declaration that CFGM and Howard Lutnick have breached their fiduciary duties to CFI, Iris Cantor and Rodney Fisher and have breached the settlement agreement in an earlier litigation and the partnership agreement of CFLP, a declaration that the Exchange Offer and all or certain of the amendments to the partnership agreement are null and void, unspecified damages and a constructive trust on any proceeds derived from the challenged conduct. On September 15, 2000, CFLP, CFGM, Howard Lutnick and we responded to the counterclaims by answering certain counterclaims and moving for dismissal and for judgment on the pleadings with respect to the counterclaims. Argument on the motions took place on March 15, 2001. On November 5, 2001, the Court issued its opinion, granting the motion for judgment on the pleadings and finding that the Exchange Offer and amendments to the Partnership Agreement are facially valid as to their terms and methods of enactment. In an Order of Declaratory Judgment entered on the same day, the Court declared, among other things, that the Exchange Offer and Partnership Agreement amendments related thereto are valid and do not result from either a breach of the Partnership Agreement or the fiduciary duties of the CFLP Parties. It further declared that the defendants are entitled to participate in the Exchange Offer on the same terms as the other Limited Partners. On December 4, 2001, the defendants filed notices of appeal. The Delaware Supreme Court dismissed the appeals as interlocutory.

Although we do not expect to incur any losses with respect to the pending lawsuits or supplemental allegations relating to Cantor and Cantor's partnership agreement, Cantor has agreed to indemnify us with respect to any liabilities we incur as a result of any breach by Cantor of any covenant or obligation contained in Cantor's partnership agreement and for any liabilities that are incurred with respect to the litigation involving Market Data Corporation, Iris Cantor, CFI and Rodney Fisher.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 2001 Annual Meeting of Stockholders (the Annual Meeting) on December 6, 2001.

(b) The following directors were elected at the Annual Meeting and they are our only directors: Howard W. Lutnick, Lee M. Amaitis, Joseph C. Noviello, Stephen
M. Merkel, Richard C. Breeden, Larry R. Carter and William J. Moran. John H. Dalton was elected to our Board by the directors in February 2002.

(c) Set forth below is a description of the matters voted upon at the Annual Meeting, including the number of votes cast for, as well as the number of votes withheld and broker non-votes, as to each nominee for election as a director and as to the approval of our 1999 Long-Term Incentive Plan, as amended and restated.

1. Election of seven directors, each to serve until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

Name of                                           WITHHOLD           BROKER
Candidate                     FOR                 AUTHORITY          NON-VOTES
---------                     ---                 ---------          ---------

Howard W. Lutnick          298,288,647              2,205,307             0
Lee M. Amaitis             298,288,647              2,205,307             0
Joseph C. Noviello         298,288,647              2,205,307             0
Stephen M. Merkel          298,288,647              2,205,307             0
Richard C. Breeden         300,352,875                141,079             0
Larry R. Carter            300,352,875                141,079             0
William J. Moran           300,352,875                141,079             0

2. Approval of our 1999 Long-Term Incentive Plan, as amended and restated.

      FOR               AGAINST            ABSTENTIONS      BROKER NON-VOTES
      ---               -------            -----------      ----------------

289,637,993             5,246,364             32,049            5,557,000

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

PRICE RANGE OF CLASS A COMMON STOCK

Our Class A common stock was initially offered to the public on December 10, 1999 at $22.00 per share. It has traded since that date on the Nasdaq National Market under the symbol "ESPD." Through March 15, 2002, the high and low sales prices for our Class A common stock, as reported by Nasdaq, were as follows:

                                                               High         Low
                                                               ----         ---

2000
First Quarter..............................................   $89.88      $36.50
Second Quarter.............................................    61.48       22.00
Third Quarter..............................................    49.25       20.00
Fourth Quarter.............................................    30.00       13.25

2001
First Quarter .............................................    34.75       13.63
Second Quarter.............................................    28.23       16.25
Third Quarter..............................................    19.94        7.44
Fourth Quarter.............................................     9.00        4.60

2002 First Quarter (through March 15, 2002)................    12.21        7.91

On March 15, 2002, the last reported closing price of our Class A common stock on the Nasdaq National Market was $11.55 and there were 819 holders of record of our Class A common stock and two holders of record of our Class B common stock.

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

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and Cantor Fitzgerald Securities, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. Of the $139.6 million raised, approximately $8.9 million has been used to fund investments in various entities, approximately $45.5 million has been used to acquire fixed assets and to pay for the development of capitalized software, approximately $8.9 million has been used to purchase intangible assets and pay for the defense of patents, and approximately $8.2 million has been used for other working capital purposes. The remaining $68.1 million has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank.

Of the amount of proceeds spent through December 31, 2001, approximately $18.0 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide you with our selected historical financial data. We have prepared this statement of operations and statement of financial condition data using our consolidated financial statements for the years ended December 31, 2001 and December 31, 2000 and for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999. The consolidated financial statements for these periods were audited by Deloitte & Touche LLP, independent auditors. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 36 of this Report and with our consolidated financial statements and the notes thereto beginning on page 50 of this Report.

                                                                                                  For the period from March 10,
                                                                                                  1999 (date of commencement of
                                                   For the year ended     For the year ended       operations) to December 31,
                                                   December 31, 2001       December 31, 2000                   1999
                                                   -----------------       -----------------      -----------------------------
Statement of operations data (in thousands,
except per share data):
Total revenues..................................             $124,969                 $91,027                        $34,661
                                                             --------                 -------                        -------

Expenses:
Compensation and employee benefits..............               53,437                  53,963                         21,502
Occupancy and equipment.........................               29,549                  21,561                         10,293
Professional and consulting fees................               10,568                  13,036                          5,149
Communications and client networks..............                8,109                   4,589                          3,355
Marketing.......................................                4,356                   8,285                             --
Administrative fees paid to related parties.....                9,798                   6,524                          1,662
Non-cash business partner securities(1).........                1,223                  32,041                             --
Options granted to Cantor employees(2)..........                   --                      --                          2,850
Loss on unconsolidated investments(3)...........                3,833                      --                             --
Provision for September 11 Events, net(4).......               13,323                      --                             --
Other...........................................                8,569                   9,684                          2,649
                                                              -------                 -------                         ------
Total expenses..................................              142,765                 149,683                         47,460
                                                              -------                 -------                         ------

Loss before (benefit) provision for
    income taxes................................             (17,796)                (58,656)                       (12,799)
Income tax (benefit) provision..................                  531                     406                          (212)
                                                              -------                 -------                         ------
Net loss........................................            $(18,327)               $(59,062)                      $(12,587)
                                                            =========               =========                      =========
Basic and diluted net loss per
share...........................................              ($0.34)                 ($1.15)                        ($0.28)
                                                              =======                 =======                        =======
Weighted average shares of common
stock outstanding...............................               54,297                  51,483                         44,495

                                                          December 31, 2001     December 31, 2000      December 31, 1999
                                                          -----------------     -----------------      -----------------
Statement of financial condition (in thousands):

Cash and cash equivalents.......................                   $159,899              $122,164               $134,846
Total assets....................................                    203,099               155,122                144,327
Total liabilities...............................                     29,917                22,864                  8,815
Total stockholders' equity......................                    173,182               132,258                135,512

--------------------
(1) See "Item 8.  Financial Statements and Supplementary Data, Note 7".
(2) See "Item 8.  Financial Statements and Supplementary Date, Note 11".
(3) See "Item 8.  Financial Statements and Supplementary Data, Note 7".
(4) See "Item 8.  Financial Statements and Supplementary Data, Note 2".

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

On September 11, 2001, our principal place of business at One World Trade Center was destroyed and, as a result, we lost 180 employees and Cantor and TradeSpark lost 478 employees. Through implementation of our business recovery plan, we immediately relocated our surviving employees to various locations in the New York metropolitan area. Our operating proprietary software was unharmed.

As of December 31, 2001, we had an accumulated deficit of $91.3 million. This deficit primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base, from non-cash charges incurred in connection with the issuance of business partner securities and from provisions for the September 11 Events. In spite of the September 11 Events, for the quarter ended December 31, 2001, we recorded net income for the first time. We expect that we will continue to generate net income from operations. However, in light of the rapidly changing nature of our business, the fact that our 1999 operations began on March 10, 1999 and the September 11 Events, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

We operate interactive electronic marketplaces and license customized real-time software solutions to our clients. In general, we receive transaction fees based on a percentage of the face value of products traded through our system. Products may be traded on a fully electronic basis, electronically through a voice broker or via open outcry with prices displayed on data screens. We receive different fees for these different system utilizations. Additionally, we receive revenues from licensing software and providing technology support.

We have entered into an Amended and Restated Joint Services Agreement with Cantor under which we and Cantor have agreed to collaborate to provide brokerage and related services to clients in multiple electronic markets for transactions in securities and other products. Under the Amended and Restated Joint Services Agreement, as currently in effect, we are responsible for providing electronic brokerage services, and Cantor provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. Under this agreement, we and Cantor share revenues derived from transactions effected in the marketplaces in which we collaborate and other specified markets. The portion of the transaction revenues that we and Cantor receive are based on several factors, including whether: (1) the marketplace is one in which we collaborate with Cantor; (2) the transaction is fully electronic or Cantor provides voice-assisted brokerage services; (3) the product traded is a financial or other product; and (4) the product is traded on the Cantor Exchange(SM). The percentage of the transaction revenues we receive ranges from 2.5% to 65%. However, in general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor receives 35% of the transaction revenues; for voice-assisted brokerage transactions, Cantor receives 93% of the transaction revenues and we receive 7% of the transaction revenues. In addition, if the transactions relate to a gaming business, we receive 25% of the net trading revenues. We have agreed to provide to Cantor technology support services at cost.

We have also entered into services agreements with TradeSpark and Freedom pursuant to which we provide the technology infrastructure for the transactional and technology related elements of the TradeSpark and Freedom marketplaces, as well as certain other services, in exchange for specified percentages of transaction revenues from the marketplaces. If a transaction is fully electronic, we receive 65% of the aggregate transaction revenues and TradeSpark or Freedom receives 35% of the transaction revenues. In general, if TradeSpark or Freedom provides voice-assisted brokerage services with respect to a transaction, then we receive 35% of the revenues and TradeSpark or Freedom receives 65% of the revenues.

We have pursued an aggressive strategy to convert most of Cantor's financial marketplace products to our eSpeed(R) system and, with the assistance of Cantor, to continue to create new markets and convert new clients to our eSpeed(R) system. The process of converting these marketplaces includes modifying existing trading systems to allow for transactions to be entered directly from a client location, signing an agreement with the client, installing the hardware and software at the client location and establishing communication lines between us and the client. Other than Cantor, no client of ours accounted for more than 10% of our transaction revenues from our date of inception through December 31, 2001. As a result of the September 11 Events and the resulting loss of voice brokers, Cantor's U.S. operations were reduced, including the trading by it of certain U.S. financial products. Cantor also sold the assets of its municipal bond business in the first quarter of 2002 after that business ceased operations on September 11, 2001, but acquired a 25% special interest in Municipal Partners LLC, the newly formed entity that owns the assets. We have entered into a services agreement with Municipal Partners pursuant to which we receive a percentage of the revenues for all electronic transactions made by Municipal Partners over our eSpeed(R) system. Cantor has not yet fully determined which financial product marketplaces it will re-enter. In addition, Cantor's business product development activity has been greatly reduced due to the September 11 Events. If Cantor determines not to re-enter its affected businesses, exits additional businesses or does not continue to develop new products or enter into new businesses, we will likely be adversely affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingents assets and liabilities. Actual results may differ from our estimates as a result of the occurrence of future events or changes in conditions which affected our judgments or estimates.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Provision for September 11 Events

We have recorded an expense in the year ended December 31, 2001 for the costs which we have incurred, are committed to incur, or reasonably expect to incur, and for assets which were destroyed or impaired as a result of the September 11 Events. In our judgment, such costs are properly recorded in the same period as the September 11 Events, even if disbursement will not occur until future periods.

Due to the extent of the loss of life and the destruction of assets, the effect of the September 11 Events required us to make estimates and judgments in an uncertain environment. In addition to any changes in our business strategy which resulted from the destruction, factors which ultimately determine the costs directly related to September 11th include the degree and speed with which we, Cantor and TradeSpark rebuild our damaged businesses.

The provision includes estimates of the costs of external professionals who are performing the duties of employees who were lost on September 11th. These costs will ultimately depend on the length of time such external professionals are utilized.

We have also estimated the direct costs of hiring new employees to perform the duties of those lost. Such costs may include both recruitment fees and up-front payment of bonuses as an inducement to attract qualified employees to critical positions. The payment of such inducements can vary significantly depending on the timing of the recruitment and the qualifications of the new employee.

As a direct result of the loss of certain Cantor employees on September 11th, certain Cantor businesses which formerly used the functionality our eSpeed(R) system have ceased operations. We had internally developed, and were internally developing, enhancements to our electronic trading systems to facilitate the use of our eSpeed(R) system for many products. In some instances, we had purchased functionality developed and owned by third parties. As a result of the September 11 Events, the future usage of some of our internally developed or externally purchased software is uncertain. We have included a charge for the carrying value of those assets related to functionality which we do not believe will be used in the future. The charge for such write-offs is dependent on the accuracy of our assumptions as to which businesses will not be revived.

We will also incur costs related to our departure from certain businesses or physical locations, directly as a result of the September 11 Events. Such costs include our estimates of our share of the expenses of closing two offices in Europe, severance payments to employees and other costs.

Insurance Coverage

We have insurance coverage for both property and casualty losses and for business interruption through our Administrative Services Agreement with Cantor.

Under the property and casualty coverage, we expect to be reimbursed through Cantor for the greater of fair value or replacement costs for assets lost as a result of the September 11 Events. For assets not replaced, we have estimated that fair value will approximate carrying value and, as such, the reimbursement will have no effect on our net income. Although a final settlement with the insurance company for the claim has not occurred, we have used our judgment in determining the amount by which replacement costs have exceeded fair value, and such excess has been recognized as a gain on replacement of fixed assets.

The business interruption claim has also not been settled. We have not recorded any revenue which might be realized as a result of such insurance since the recovery is not readily determinable at this time.

Related Party Transactions

As described in the notes to our consolidated financial statements, we share revenues with Cantor, TradeSpark and Freedom. In addition, we provide technology support services to Cantor, TradeSpark and Freedom, and Cantor provides administrative services to us.

Since Cantor holds a controlling interest in us, and holds a significant interest in TradeSpark and Freedom, such transactions among and between us and Cantor, TradeSpark and Freedom are on a basis which might not be replicated if such service or revenue sharing arrangements were between, or among, unrelated parties.

We recognize software solution fees from related parties based on the allocated portion of our costs of providing services to our related parties. Such allocation of costs requires us to make judgments as to the equitable distribution of such costs. In addition, we receive administrative services from Cantor, for which we pay a fee based on Cantor's good faith determination of an equitable allocation of the costs of providing such services. There is no assurance that we could realize such revenues, or obtain services at such costs, if we had to replicate such arrangements with unrelated parties.

Patents

During the year ended December 31, 2001, we acquired two patents that we believe play critical roles in the electronic trading of certain financial instruments. The original cost has been reflected as an asset in our Statement of Financial Condition. In order to perfect and defend our rights under the patents, we have incurred substantial legal costs. We have capitalized such legal costs, thereby increasing the carrying value of the patents.

In our judgment, the patents are enforceable and provide competitive advantages in the relevant electronic marketplaces. We believe the inherent value of the patents exceeds their carrying value. However, if the rights afforded us under the patents are not enforced or if the patents do not provide the competitive advantages which we anticipated at the time of purchase, we may have to write-down the patents, and such charges could be substantial.

Capitalized Software Costs

We capitalize the direct costs of employees who are engaged in creating software for internal use. This treatment requires us to estimate the portion of the employees' efforts which directly produce new software or provide additional functionality to existing software.

In our judgment, these employee-related costs represent valuable software. However, if the costs incurred to produce the software are deemed to exceed the benefit which the software provides, we may have to write-down the capitalized software costs, and such charge could be substantial.

Equity Instruments

We enter into transactions in which we issue certain equity instruments whose value, in part, is dependent on the value of our publicly traded Class A common stock. Such instruments include options and warrants to purchase shares of our Class A common stock as well as convertible preferred shares. The preferred shares are convertible into either shares of our Class A common stock or warrants to purchase shares of our Class A common stock.

The value of equity instruments issued establishes either the basis of assets acquired in exchange for the instruments, or an expense which is, or will be, recognized in conjunction with the issuance.

We utilize judgment in establishing the fair value of these equity instruments in the absence of a ready market for such instruments. Options and warrants are valued using an option pricing model which requires us to make assumptions as to future interest rates, price volatility of our Class A common stock, future dividends and expected life of the option or warrant being valued. We believe that our assumptions used in the valuation of the instruments are reasonable. However, changes in the assumptions could result in differing valuation of the options, warrants or preferred shares which, in turn, would change the basis of assets acquired or expense recognized.

RESULTS OF OPERATIONS - FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

                                                     Year Ended December     Percentage of   Year Ended December    Percentage of
                                                           31, 2001         Total revenues         31, 2000         Total revenues
                                                           --------         --------------         --------         --------------
                                                        (in thousands)                          (in thousands)
Transaction revenues with related parties:
     Fully electronic transactions..................         $75,430               60.4%             $52,693              57.9%
     Voice-assisted brokerage transactions..........          22,553               18.1               15,144              16.6
     Screen assisted open outcry transactions.......             385                0.3                2,450               2.7
                                                                 ---                ---                -----               ---
Total transaction revenues with related parties.....          98,368               78.8               70,287              77.2
Software solution fees from related parties.........          16,283               13.0               12,333              13.5
Software solution fees from unrelated parties.......           1,962                1.6                   66               0.1
Gain on replacement of assets.......................           2,680                2.1                    -               0.0
Interest income from related parties................           5,676                4.5                8,341               9.2
                                                            --------              ------             -------             ------
                    Total revenues .................        $124,969              100.0%             $91,027             100.0%
                                                            ========              ======             =======             ======

TRANSACTION REVENUES WITH RELATED PARTIES

Under the Amended and Restated Joint Services Agreement between us and Cantor and services agreements between us and TradeSpark and between us and Freedom, we own and operate the electronic trading system and are responsible for providing electronic brokerage services, and Cantor, TradeSpark or Freedom provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues in the case of Cantor transactions, and 35% of the transaction revenues in the case of TradeSpark and Freedom transactions. In addition, we receive 25% of the net revenues from Cantor's gaming businesses.

For the year ended December 31, 2001, we earned $98.4 million in transaction revenues with related parties, a 40% increase over transaction revenues with related parties of $70.3 million for the year ended December 31, 2000. The growth in these revenues was attributable to the roll out of electronic marketplaces and an increase in the number of clients electronically trading through our eSpeed(R) system.

As a result of the September 11 Events, the United States government bond markets were closed on September 11th and September 12th. By the time the United States government bond markets reopened on September 13th, we had re-established global connectivity of our electronic trading system. Our transaction revenues for the three months after the September 11 Events represented 23% of our total transaction revenues for the 2001 calendar year. In addition, our transaction revenues from fully electronic transactions as a percent of total transaction revenues remained almost unchanged when comparing the three months after September 11th (77%) to the nine months ended September 30, 2001 (75%).

Our revenues are currently highly dependent on transaction volumes in the fixed income markets globally. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes may have an impact on our volume of transactions. In addition, a significant amount of our revenues is currently received in connection with our relationship with Cantor. Consequently, our revenues have been negatively affected by the effect of the September 11 Events on Cantor and may be negatively affected in the future if Cantor's business continues to suffer due to the September 11 Events or otherwise.

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

Software solution fees from related parties for the year ended December 31, 2001 were $16.3 million as compared to software solution fees from related parties for the year ended December 31, 2000 of $12.3 million, an increase of 32%. Software solution fees from related parties increased primarily as a result of an increase in support provided to Cantor as well as support provided to TradeSpark and Freedom through September 11th. However, as a result of the September 11 Events, there has been and will continue to be a reduction in demand for our support services from Cantor and TradeSpark due to the loss of their voice brokers and therefore a decrease in our software solution fees from related parties.

SOFTWARE SOLUTION FEES FROM UNRELATED PARTIES

We receive fees from certain of our clients for providing online access to their customers through the use of our electronic trading platform. Such fees are deferred and recognized as revenues ratably over the term of the licensing agreement. We also receive software solution fees from unrelated parties by charging our clients for additional connections to our system to help protect them from possible business interruptions.

Software solution fees from unrelated parties for the year ended December 31, 2001 were $2.0 million as compared with $0.1 million for the year ended December 31, 2000. We anticipate that as we license our software to additional market participants, our revenues from software solution fees from unrelated parties will grow.

GAIN ON REPLACEMENT OF ASSETS

Our assets in the World Trade Center were destroyed as a result of the September 11 Events. We believe most, if not all, of such assets were covered by insurance policies which provide for reimbursement for replacement cost if such destroyed assets are replaced. To the extent that replacement cost exceeds the carrying value of such replaced equipment, the excess results in gains. For the year ended December 31, 2001, we recognized $2.7 million of such gains. We expect to recognize additional gains as we continue to replace destroyed equipment, however, the amount of such additional gains cannot be readily determined at this time but is limited to the remaining amount of our insurance coverage.

INTEREST INCOME FROM RELATED PARTIES

For the year ended December 31, 2001, we generated interest income from overnight reverse repurchase agreements with a related party of $5.7 million as compared to interest income of $8.3 million for the year ended December 31, 2000. The reduction in interest income was principally as a result of a reduction in weighted average interest rates on overnight reverse repurchase agreements from 6.3% in 2000 to 3.9% in 2001, offset in part by interest on the proceeds of our follow-on public offering in March 2001.

EXPENSES

                                                            Year Ended         Percentage of        Year Ended         Percentage of
                                                         December 31, 2001    Total expenses     December 31, 2000    Total expenses
                                                         -----------------    --------------     -----------------    --------------
                                                          (in thousands)                          (in thousands)
Compensation and employee benefits...................         $53,437               37.4%             $53,963               36.1%
Occupancy and equipment..............................          29,549               20.7               21,561               14.4
Professional and consulting fees.....................          10,568                7.4               13,036                8.7
Communications and client networks...................           8,109                5.7                4,589                3.1
Marketing............................................           4,356                3.1                8,285                5.5
Administrative fees paid to related parties..........           9,798                6.9                6,524                4.4
Non-cash business partner securities.................           1,223                0.9               32,041               21.4
Loss on unconsolidated investments...................           3,833                2.7                   --               --
Provision for September 11 Events, net...............          13,323                9.3                   --               --
Other................................................           8,569                5.9                9,684                6.4
                                                             --------              ------            --------              -------
                  Total expenses.....................        $142,765              100.0%            $149,683              100.0%
                                                             ========              ======            ========              ======

COMPENSATION AND EMPLOYEE BENEFITS

At December 31, 2001, we had 312 professionals. Immediately prior to the September 11 Events, we had 492 professionals as compared to 493 at December
31, 2000. For the year ended December 31, 2001, our compensation costs were $53.4 million as compared to compensation costs of $54.0 million for the year ended December 31, 2000. Our quarterly compensation costs after the September 11 Events reflected a 50% reduction as compared to the three months ended September 30, 2001. We expect our compensation costs to rise as we reorganize our remaining staff.

Substantially all of our employees are full time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided benefits for our employees. Cantor intends to distribute 25% of its distributable profits for five years on behalf of the families of those employees lost on September 11th. From such distributions, Cantor will provide 10 years of health care benefits to those families. We will not be charged for such payments on behalf of the families as Cantor is assuming such costs. Our future compensation costs are uncertain and are dependent upon the degree and speed with which we and Cantor replace our lost employees and businesses.

OCCUPANCY AND EQUIPMENT

Occupancy and equipment costs were $29.5 million for the year ended December 31, 2001, an increase of 37% as compared to occupancy and equipment costs of $21.6 million for the year ended December 31, 2000. The net increase in occupancy and equipment costs was due to the expansion of space needed to accommodate our additional operations and an increase in the number of our locations, including our new concurrent computing center in New Jersey, offset in part by reduced rent expense following the destruction of our One World Trade Center headquarters. Occupancy and equipment costs do not reflect the write-off of destroyed assets as we anticipate that our insurance coverage will fully compensate us for such write-offs.

Occupancy expenditures primarily consist of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. While the September 11 Events resulted in a decline in occupancy and equipment costs due to a decrease in both space and equipment, we anticipate that such costs will increase in the future in connection with a new lease for our corporate headquarters. Although we also believe that equipment costs will increase in the future as we replace lost equipment, we anticipate that such equipment costs will remain below those incurred prior to the September 11 Events.

PROFESSIONAL AND CONSULTING FEES

Professional and consulting fees were $10.6 million for the year ended December 31, 2001 as compared to professional and consulting fees of $13.0 million for the year ended December 31, 2000, a decrease of 19%, primarily related to a decrease in contract personnel costs prior to September 11th.

The costs of professionals and consultants utilized to temporarily replace employees lost as a result of the September 11 Events are included in "Provision for September 11 Events" and, as a result, do not affect this expense caption.

COMMUNICATIONS AND CLIENT NETWORKS

Communications costs were $8.1 million for the year ended December 31, 2001 as compared to $4.6 million for the year ended December 31, 2000, a 77% increase. Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. The increase in costs was attributable to the expansion of our globally managed digital network. While such costs decreased in the quarter following the September 11 Events as a result of the destruction of our One World Trade Center headquarters, we anticipate that expenditures for communications and client networks will increase in the future.

MARKETING

We incurred marketing expenses of $4.3 million for the year ended December 31, 2001, a 47% decrease as compared to marketing expenses of $8.3 million for the year ended December 31, 2000. Marketing expenses were higher in 2000 due to the implementation of our marketing program in that year. In addition, marketing expenditures sharply declined in the quarter following the September 11 Events. We expect that non-advertising marketing expenses in 2002 will remain at the same level as in 2001. We are considering whether to advertise, and any advertising may increase these expenses significantly.

ADMINISTRATIVE FEES PAID TO RELATED PARTIES

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services. Administrative fees paid to related parties amounted to $9.8 million for the year ended December 31, 2001, a 50% increase over the $6.5 million of such fees for the year ended December 31, 2000. Overall, administrative fees increased as we expanded our business, however such fees declined in the three months following the September 11 Events as compared to the three months ended September 30, 2001.

Administrative fees paid to related parties are dependent upon both the costs incurred by Cantor, and the portion of Cantor's administrative services which are utilized by us. Due to the effect of the September 11 Events on both us and Cantor, the level of administrative fees in the future cannot be reasonably determined at this time.

NON-CASH BUSINESS PARTNER SECURITIES

We enter into strategic alliances with other industry participants in order to expand our business and to enter into new marketplaces. As part of these strategic alliances, we have issued warrants and convertible preferred stock. These securities do not require cash outlays and do not represent a use of our assets. The expense related to these issuances is based on the value of the securities being issued and the structure of the transaction. We believe period to period comparisons are not meaningful as these transactions do not recur on a regular basis. Note 7 of our consolidated financial statements in this Report on Form 10-K contains further details regarding the issuance by us of non-cash business partner securities.

LOSS ON UNCONSOLIDATED INVESTMENTS

In the third quarter of 2001, we wrote off our investments in QV Trading Systems and Visible Markets, each of which ceased operations during that period. We recognized a loss of $3.8 million related to such write-offs.

PROVISION FOR SEPTEMBER 11 EVENTS

As described in note 2 of our consolidated financial statements, we have recorded an expense of $13.3 million in the year ended December 31, 2001 to reflect our estimate of the costs incurred as a direct result of the September 11 Events. Of these costs, $6.2 million represent write-offs of software development costs and goodwill and, as such, do not require cash outlays. We anticipate that our business interruption insurance may result in a recovery of these costs in future periods; however, the amount of such recovery is not readily determinable at this time.

OTHER

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the year ended December 31, 2001, other expenses were $8.6 million, a decrease of 12% as compared to other expenses of $9.7 million for the year ended December 31, 2000. The decrease resulted primarily from the decrease in recruitment fees. We anticipate that other expenses will not increase because, although we expect to incur additional recruitment fees due to the September 11 Events, such costs were estimated and included in the "Provision for September 11 Events".

NET LOSS

Excluding non-cash charges for business partner securities, losses on unconsolidated investments and the Provision for September 11 Events, our net loss was $0.05 million for the year ended December 31, 2001 as compared to a net loss of $27.0 million for the year ended December 31, 2000. Including the above non-cash charges, we incurred a net loss of $18.3 million for the year ended December 31, 2001 as compared to net losses of $59.1 million for the year ended December 31, 2000. Other than the non-cash charges, the losses primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base. In light of the rapidly changing nature of our business and the September 11 Events, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.


RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM MARCH 10, 1999 THROUGH DECEMBER 31, 1999

REVENUES

                                                                                         Period from March 10, 1999
                                                                                          (date of commencement of
                                                     Year ended        Percentage of           operations) to          Percentage of
                                                  December 31, 2000    Total revenues        December 31, 1999        Total revenues
                                                  -----------------    --------------        -----------------        --------------
                                                   (in thousands)                              (in thousands)
Transaction revenues with related parties:

    Fully electronic transactions................      $52,693               57.9%               $6,552                      18.9%
    Voice-assisted brokerage transactions........       15,144               16.6                11,777                      34.0
    Screen assisted open outcry transactions.....        2,450                2.7                 3,525                      10.2
                                                         -----                ---                 -----                      ----
Total transaction revenues with  related parties.       70,287               77.2                21,854                      63.1
Software solution fees from related parties......       12,333               13.6                12,459                      35.9
Software solution fees from unrelated parties....           66               --                      --                      --
Interest income from related parties.............        8,341                9.2                   348                       1.0
                                                         -----                ---                   ---                       ---
                  Total revenues.................      $91,027              100.0%              $34,661                     100.0%
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

SOFTWARE SOLUTION FEES FROM RELATED PARTIES

Software solution fees from related parties for the year ended December 31, 2000 were $12.3 million. This compares with software solution fees from related parties for the period from March 10, 1999 to December 31, 1999 of $12.5 million. For the year ended December 31, 2000, such fees decreased as a result of a decrease in traditional brokerage support and the migration to fully electronic transactions. As a percentage of revenues, software solution fees from related parties decreased from 35.9% for the period from March 10, 1999 to December 31, 1999 to 13.6% for the year ended December 31, 2000 as a result of our increased transaction revenues.

SOFTWARE SOLUTION FEES FROM UNRELATED PARTIES

Software solution fees from unrelated parties for the year ended December 31, 2000 were $0.1 million. We had no such fees for the period from March 10, 1999 to December 31, 1999.

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

EXPENSES

                                                                                   Period from March 10, 1999
                                                                                    (date of commencement of
                                                  Year ended       Percentage of           operations)          Percentage of
                                               December 31, 2000   Total expenses     to December 31, 1999      Total expenses
                                               -----------------   --------------        -----------------      --------------
                                                (in thousands)                           (in thousands)
Compensation and employee benefits...........        $53,963           36.1%                   $21,502              45.3%
Occupancy and equipment......................         21,561           14.4                     10,293              21.7
Professional and consulting fees.............         13,036            8.7                      5,149              10.8
Communications and client networks...........          4,589            3.1                      3,355               7.1
Marketing....................................          8,285            5.5                         --              --
Administrative fees paid to related parties..          6,524            4.4                      1,662               3.5
Options granted to Cantor employees..........             --           --                        2,850               6.0
Non-cash business partner securities.........         32,041           21.4                         --              --
Other........................................          9,684            6.4                      2,649               5.6
                                                       -----            ---                      -----               ---
                  Total expenses.............       $149,683          100%                     $47,460             100%
                                                    ========          ====                     =======             ====

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

MARKETING

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

NON-CASH BUSINESS PARTNER SECURITIES

We enter into strategic alliances with other industry participants in order to expand our business and to enter into new marketplaces. As part of these strategic alliances, we have issued warrants and convertible preferred stock. These securities do not require cash outlays and do not represent a use of our assets. The expense related to these issuances is based on the value of the securities being issued and the structure of the transaction. We believe period-to-period comparisons are not meaningful as these transactions do not recur on a regular basis. Note 7 of our consolidated financial statements in this Report on Form 10-K contains further details regarding the issuance by us of non-cash business partner securities.

OTHER

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

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth, by quarter, statement of operations data for the period from March 10, 1999 (date of commencement of operations) through December 31, 2001. Results of any period are not necessarily indicative of results for a full year.

                                                                      2001 Quarter Ended
                                    ---------------------------------------------------------------------------------------

                                          March 31               June 30            September 30          December 31
                                          --------               -------            ------------          -----------
Total revenues................           $31,887,574           $34,079,474           $28,191,333          $30,810,433
Total expenses................           34,080,038            34,892,678            50,912,728            22,879,322
                                         ----------            ----------            ----------            ----------
Income (loss) before provision for
    income taxes..............           (2,192,464)            (813,204)           (22,721,395)           7,931,111
Income tax provision..........             99,999                158,001               129,000              144,000
                                           ------                -------               -------              -------

Net income (loss).............          $(2,292,463)           $(971,205)           $(22,850,395)          $7,787,111
                                        ============           ==========           =============          ==========

Net income (loss) per share...             $(0.04)               $(0.02)               $(0.42)               $0.14
                                           =======               =======               =======               =====

                                                                      2000 Quarter Ended
                                    ---------------------------------------------------------------------------------------

                                          March 31               June 30            September 30          December 31
                                          --------               -------            ------------          -----------
Total revenues................           $19,174,426           $22,501,762           $22,491,596          $26,859,257
Total expenses................           24,007,842            61,421,404            32,340,267            31,913,388
                                         ----------            ----------            ----------            ----------
Loss before provision for
    income taxes..............           (4,833,416)          (38,919,642)           (9,848,671)          (5,054,131)
Income tax provision..........             92,500                107,500               88,125               118,000
                                           ------                -------               ------               -------

Net loss......................          $(4,925,916)          $(39,027,142)         $(9,936,796)          $(5,172,131)
                                        ============          =============         ============          ============

Net loss per share............             $(0.10)               $(0.76)               $(0.19)              $(0.10)
                                           =======               =======               =======              =======

                                                                      1999 Quarter Ended
                                    ---------------------------------------------------------------------------------------

                                     March 10 through 26         June 25            September 24          December 31
                                     -------------------         -------            ------------          -----------
Total revenues................           $1,921,433            $10,165,641           $10,715,113          $11,858,793
Total expenses................            2,459,941            12,918,274            14,209,620            17,871,947
                                          ---------            ----------            ----------            ----------
Loss before benefit for
    income taxes..............            (538,508)            (2,752,633)           (3,494,507)          (6,013,154)
Income tax benefit............            (13,470)              (68,849)              (89,488)              (40,082)
                                          --------              --------              --------              --------

Net loss......................           $(525,038)           $(2,683,784)          $(3,405,019)          $(5,973,072)
                                         ==========           ============          ============          ============

Net loss per share............             $(0.01)               $(0.06)               $(0.08)              $(0.13)
                                           =======               =======               =======              =======

SEASONALITY

The financial markets in which we operate are generally affected by seasonality. Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slowdown in the business environment and, therefore, transaction volume levels may decrease during those periods. However, because of volatility in global markets caused by global unrest, the September 11 Events and general global economic problems, as well as policy changes from the Federal Reserve Bank of the United States, the anticipated year-end slowdown did not occur as dramatically in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had cash and cash equivalents of $159.9 million. We generated cash of $3.4 million in our operating activities, consisting of net income after non-cash items of $5.2 million offset in part by a $1.8 million increase in net operating liabilities. We also used net cash of $11.8 million resulting from $32.3 million of purchases of fixed assets and intangible assets, capitalization of software developments costs and patent defense costs, and purchases of investments offset by $20.5 million of insurance proceeds resulting from destruction of our fixed assets at One World Trade Center. As of December 31, 2001, we had repurchased 24,600 shares of our Class A common stock for a total of $221,892 under the repurchase plan authorized by our board of directors. Our board has authorized the repurchase of up to $40 million of our outstanding Class A common stock. In addition, we generated net cash proceeds of $46.2 million from issuances of our Class A common stock.

Our operating cash flows consist of transaction revenues from related parties and software solution fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income from related parties. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Amended and Restated Joint Services Agreement, remits the gross amount owed to us. In addition, we have entered into a similar services agreements with TradeSpark and Freedom. Under the Administrative Services Agreement, the Amended and Restated Joint Services Agreement and the services agreements with TradeSpark and Freedom, any net receivable or payable is settled at the discretion of the parties.

We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. Our insurance proceeds should mitigate our capital expenditures for the near term.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2001, we had invested $157.3 million of our cash in securities purchased under reverse repurchase agreements which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We generally do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our cash in a manner that provides us with the appropriate level of liquidity to enable us to meet our current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that we do not currently have outside bank funding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          ESPEED, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Independent Auditors' Report............................................. 51

Consolidated Statements of Financial Condition........................... 52

Consolidated Statements of Operations.................................... 53

Consolidated Statements of Cash Flows.................................... 54

Consolidated Statements of Stockholders' Equity.......................... 56

Notes to Consolidated Financial Statements............................... 59

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of eSpeed, Inc.:

We have audited the accompanying consolidated statements of financial condition of eSpeed, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related statements of operations, cash flows and stockholders' equity for the years ended December 31, 2001 and 2000, and for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP


March 20, 2002
New York, New York
                          eSpeed, Inc. and Subsidiaries
                           CONSOLIDATED STATEMENTS OF
                               FINANCIAL CONDITION
                  As of December 31, 2001 and December 31, 2000

                                     ASSETS
                                                                                    December 31, 2001           December 31, 2000
                                                                                    -----------------           -----------------
Cash...................................................................                $  2,567,932                $   161,463
Reverse repurchase agreements with related parties.....................                 157,330,676                122,002,249
                                                                                      -------------              -------------
 Total cash and cash equivalents.......................................                 159,898,608                122,163,712
Fixed assets, net......................................................                  19,137,269                 23,441,365
Investments............................................................                  11,732,863                  5,833,679
Intangible assets, net.................................................                   9,122,491                         --
Other assets...........................................................                   3,207,832                  3,683,507
                                                                                      -------------              -------------
        Total assets...................................................               $ 203,099,063              $ 155,122,263
                                                                                      =============              =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Payable to related parties, net..........................................              $  6,822,163               $ 11,370,248
Accounts payable and accrued liabilities.................................                23,095,092                 11,494,262
                                                                                      -------------              -------------
      Total liabilities..................................................                29,917,255                 22,864,510
                                                                                      -------------              -------------

Stockholders' Equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized,
8,000,750 and 8,000,000 shares issued
and outstanding..........................................................                    80,008                     80,000

Class A common stock, par value $.01 per share;  200,000,000 shares
authorized; 26,590,668 and 16,342,202 shares issued......................                   265,906                    163,422
Class B common stock, par value $.01 per share; 100,000,000 shares
authorized; 28,354,737 and 35,520,480 shares issued and outstanding......                   283,547                    355,205
Additional paid-in capital...............................................               266,791,989                205,908,024
Subscription receivable..................................................                        --                (1,250,000)
Unamortized expense of business partner securities.......................               (2,691,900)                         --
Treasury stock, 24,600 shares of Class A common stock at cost............                 (221,892)                         --
Accumulated deficit......................................................              (91,325,850)               (72,998,898)
                                                                                      -------------              -------------
     Total stockholders' equity..........................................               173,181,808                132,257,753
                                                                                      -------------              -------------
     Total liabilities and stockholders' equity..........................             $ 203,099,063              $ 155,122,263
                                                                                      =============              =============

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the years ended December 31, 2001 and 2000 and for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999

                                                                      For the year         For the year         For the period
                                                                     ended December       ended December        ended December
                                                                        31, 2001             31, 2000              31, 1999
                                                                    -----------------    ------------------    -----------------
Revenues:
Transaction revenues with related parties
     Fully electronic transactions...............................       $ 75,429,874          $ 52,692,703           $6,551,897
     Voice-assisted brokerage transactions.......................         22,553,037            15,144,343           11,777,306
     Screen assisted open outcry transactions....................            385,115             2,450,333            3,524,399
                                                                    -----------------    ------------------    -----------------
Total transaction revenues with related parties..................         98,368,026            70,287,379           21,853,602
Software solution fees from related parties......................         16,283,305            12,333,222           12,459,574
Software solution fees from unrelated parties....................          1,961,589                65,625                   --
Gain on replacement of fixed assets .............................          2,680,000                   ---                   --
Interest income from related parties.............................          5,675,894             8,340,815              347,804
                                                                    -----------------    ------------------    -----------------
Total revenues...................................................        124,968,814            91,027,041           34,660,980

Expenses:
Compensation and employee benefits...............................         53,437,250            53,963,239           21,502,326
Occupancy and equipment..........................................         29,549,068            21,560,535           10,292,349
Professional and consulting fees.................................         10,568,007            13,036,494            5,148,796
Communications and client networks...............................          8,108,618             4,588,626            3,355,070
Marketing .......................................................          4,355,661             8,285,385                  ---
Administrative fees paid to related parties .....................          9,797,996             6,524,341            1,662,058
Non-cash business partner securities.............................          1,222,631            32,040,505                  ---
Options granted to Cantor employees..............................                ---                   ---            2,850,073
Loss on unconsolidated investments...............................          3,833,679                   ---                  ---
Provision for September 11 Events, net ..........................         13,323,189                   ---                  ---
Other............................................................          8,568,667             9,683,776            2,649,110
                                                                    -----------------    ------------------    -----------------
Total expenses...................................................        142,764,766           149,682,901           47,459,782

Loss before provision (benefit) for income taxes.................       (17,795,952)           (58,655,860)         (12,798,802)
                                                                    -----------------    ------------------    -----------------
Provision (benefit) for income taxes:
Federal..........................................................                ---                   ---                  ---
State and local..................................................            531,000               406,125            (211,889)
                                                                    -----------------    ------------------    -----------------
Total tax provision (benefit)....................................            531,000               406,125            (211,889)
                                                                    -----------------    ------------------    -----------------
Net loss.........................................................      $(18,326,952)         $(59,061,985)        $(12,586,913)
                                                                    =================    ==================    =================
Share and per share data
Basic and diluted net loss per share.............................         $    (.34)            $   (1.15)           $    (.28)
Weighted average shares of common stock outstanding..............         54,296,811            51,482,505           44,495,000

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the years ended December 31, 2001 and 2000 and for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999

                                                                      For the year           For the year          For the period
                                                                     ended December         ended December         ended December
                                                                        31, 2001               31, 2000               31, 1999
                                                                   ------------------    -------------------    -------------------
Cash flows from operating activities:
Net loss......................................................        $ (18,326,952)         $ (59,061,985)         $ (12,586,913)
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization..............................             5,975,471              6,098,754              3,086,555
   Issuance of non-cash business partner securities...........             1,222,631             32,040,505                    ---
   Issuance of stock options..................................                   ---                    ---              2,850,073
   Equity in net (gains) losses of certain unconsolidated
        investments...........................................               147,838                    ---                    ---
   Loss on unconsolidated investments.........................             3,833,679                    ---                    ---
   Non-cash issuance of securities under employee
         benefit plans........................................               440,679                    ---                    ---
   Gain on replacement of fixed assets........................           (2,680,000)                    ---                    ---
   Provision for September 11 Events, net.....................            13,323,189                    ---                    ---
   (Increase) decrease in operating assets:
         Other assets.........................................               475,675            (3,672,012)              1,190,728
   Increase (decrease) in operating liabilities:
         Payable to related parties, net.......................           (4,548,085)              4,626,319              6,743,929
         Accounts payable and accrued liabilities..............             3,762,327              9,422,915            (1,046,137)
                                                                   ------------------    -------------------    -------------------
   Net cash provided by (used in) operating
         activities...........................................             3,626,452           (10,545,504)                238,235
                                                                   ------------------    -------------------    -------------------
Cash flows from investing activities:
Purchases of fixed assets.....................................          (12,901,831)           (11,043,479)            (2,717,462)
Capitalization of software development costs..................           (7,358,226)            (9,026,568)            (2,468,605)
Purchase of patents...........................................           (2,650,000)                    ---                    ---
Capitalization of patent defense costs........................           (6,283,142)                    ---                    ---
Insurance claim proceeds resulting from destruction
       of fixed assets........................................            20,476,420                    ---                    ---
Purchases of investments......................................           (2,909,786)            (5,833,679)                    ---
Cash payment for TreasuryConnect LLC..........................             (170,781)                     --                     --
                                                                   ------------------    -------------------    -------------------
        Net cash used in investing activities.................          (11,797,346)           (25,903,726)            (5,186,067)
                                                                   ------------------    -------------------    -------------------
Cash flows from financing activities:
Proceeds from issuances of securities.........................            47,750,000             50,000,000            143,990,000
Purchase of issued securities from a related party............                   ---           (25,000,000)                    ---
Treasury stock repurchase.....................................             (221,892)                    ---                    ---
Proceeds from issuance of securities under the ESPP...........               589,120                371,448                    ---
Proceeds from exercises of options............................               414,298                                           ---
Payments for issuance related expenses........................           (2,625,736)            (1,604,028)            (4,396,646)
Proceeds from capital contributions...........................                   ---                    ---                200,000
                                                                   ------------------    -------------------    -------------------
     Cash provided by financing activities....................            45,905,790             23,767,420            139,793,354
                                                                   ------------------    -------------------    -------------------

                                                                     For the year           For the year          For the period
                                                                    ended December         ended December         ended December
                                                                       31, 2001               31, 2000               31, 1999
                                                                   ------------------    -------------------    -------------------
Net increase (decrease) in cash and cash equivalents..........            37,734,896           (12,681,810)            134,845,522
                                                                   ------------------    -------------------    -------------------
Cash and cash equivalents, beginning of period................           122,163,712            134,845,522                    ---
                                                                   ------------------    -------------------    -------------------
Cash and cash equivalents, end of period......................          $159,898,608           $122,163,712           $134,845,522
                                                                   ==================    ===================    ===================

Supplemental disclosure of non-cash activities:
Issuance of Class A common stock in exchange for investment...           $ 6,970,907
Issuance of Class A common stock in exchange for intangible
  asset.......................................................           $   500,000
Issuance of warrants in exchange for intangible asset.........           $   197,000
Cancellation of subscription receivable.......................           $ 1,250,000


Acquisition of TreasuryConnect:
     Fixed assets.............................................           $ 1,000,000
     Goodwill.................................................             3,184,773
                                                                   ------------------
     Total fair value of assets...............................             4,184,773
     Less issuance of Class A common stock....................           (4,013,992)
                                                                   ------------------
     Cash paid................................................           $   170,781
                                                                   ==================

Effective March 10, 1999, the Company received an
initial capital contribution as follows:
     Fixed assets.............................................                                                          $7,370,560
     Prepaid expenses.........................................                                                           1,202,223
     Accrued compensation and benefits........................                                                         (1,490,836)
     Accounts payable and accrued expenses....................                                                         (1,626,648)
                                                                                                                -------------------
     Total non-cash capital contributed.......................                                                          $5,455,299
                                                                                                                ===================

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     For the years ended December 31, 2001 and 2000 and for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999

                                                                                  Additional
                                                 Common Stock     Common Stock     Paid- in    Subscription
                               Preferred Stock      Class A         Class B         Capital     receivable
                               ------------------------------------------------------------------------------
Balance March 10, 1999......        $---             $---             $---           $---          $---
Capital contribution (100
shares).....................                                                   1       199,999
Non-cash capital
contribution (43,990,900
shares).....................                                             439,999     5,015,300
Conversion of Class B common
stock to Class A common
stock (3,350,000 shares)....                             33,500           33,500
Initial public offering of
Class A common stock
(7,000,000 shares)..........                             70,000                    143,920,000
Costs of initial public
offering....................                                                       (5,749,481)
Issuance of options.........                                                         2,850,073
Issuance of warrant.........                                                         1,352,835
Net loss....................
                               ------------------------------------------------------------------------------
Balance, December 31, 1999..                            103,500          406,500   147,588,726
Conversions of Class B
common stock to Class A
common stock
(5,129,520 shares)..........                             51,295         (51,295)
Issuance of Preferred Stock
(8,000,000 shares)..........             80,000                                      2,155,000
Issuance of Class A common
stock
(56,748 shares).............                                567                      2,599,433   (1,250,000)
Purchase of Class A common
stock from related party
(789,071 shares)............
Sale of Class A common
stock (Issuance and sale of
789,071 new shares and sale of
789,071 shares from treasury
stock) .....................                              7,891                     24,992,109

                                Unamortized
                                expense of
                                 business                                          Total
                                  partner                      Accumulated     Stockholders'
                                securities    Treasury Stock     Deficit           Equity
                               ----------------------------------------------------------------
Balance March 10, 1999......       $---            $---            $---             $---
Capital contribution (100
shares).....................                                                           200,000
Non-cash capital
contribution (43,990,900
shares).....................                                                         5,455,299
Conversion of Class B common
stock to Class A common
stock (3,350,000 shares)....
Initial public offering of
Class A common stock
(7,000,000 shares)..........                                                       143,990,000
Costs of initial public
offering....................                                                       (5,749,481)
Issuance of options.........                                                         2,850,073
Issuance of warrant.........                                                         1,352,835
Net loss....................                                     (12,586,913)     (12,586,913)
                               ----------------------------------------------------------------
Balance, December 31, 1999..                                     (12,586,913)      135,511,813
Conversions of Class B
common stock to Class A
common stock
(5,129,520 shares)..........
Issuance of Preferred Stock
(8,000,000 shares)..........                                                         2,235,200
Issuance of Class A common
stock
(56,748 shares).............                                      (1,350,000)
Purchase of Class A common
stock from related party
(789,071 shares)............                        (25,000,000)                  (25,000,000)
Sale of Class A common
stock (Issuance and sale of
789,071 new shares and sale of
789,071 shares from treasury
stock) .....................                         25,000,000                    50,000,000



                                                                                  Additional
                                                 Common Stock     Common Stock     Paid- in    Subscription
                               Preferred Stock      Class A         Class B         Capital     receivable
                               -----------------------------------------------------------------------------
Issuance of warrants........                                                        29,805,305
Costs of issuance of
securities..................                                                       (1,604,028)
Issuance of Class A common
stock under the ESPP
(16,863 shares).............                                169                        371,279
Net loss....................            -------        --------         --------  ------------   ----------
Balance, December 31, 2000..            $80,000        $163,422         $355,205  $205,908,024  ($1,250,000)
Conversions of Class B                  =======        ========         ========  ============   ==========
common stock to Class A
common stock (7,165,743
shares).....................                             71,658         (71,658)
Secondary public offering of
Class A common stock
(2,500,000 shares)..........                             25,000                     47,725,000
Issuance of Class A common
stock (548,096 shares)......                              5,480                     11,920,106
Issuance of warrants........                                                         3,786,000
Issuance of preferred stock
(750 shares)................                  8                                        110,917
Amortization of and charges
for warrants................                                                           214,606
Issuance of Class A common
stock under the ESPP (44,168
shares).....................                                442                        588,678
Issuance of Class A common
stock from exercises of
options (18,833 shares).....                                188                        414,110
Cancellation of subscription
receivable (28,374 shares)..                               (284)                    (1,249,716)    1,250,000
Treasury stock repurchase
(24,600 shares), at cost....

                               Unamortized
                               expense of
                                business                                          Total
                                 partner                      Accumulated     Stockholders'
                               securities    Treasury Stock     Deficit           Equity
                               ---------------------------------------------------------------
Issuance of warrants........                                                       29,805,305
Costs of issuance of
securities..................                                                      (1,604,028)
Issuance of Class A common
stock under the ESPP
(16,863 shares).............                                                          371,448
Net loss....................                                    (59,061,985)     (59,061,985)
                                    --------       --------      ----------       ----------
Balance, December 31, 2000..            $---           $---    ($72,998,898)     $132,257,753
Conversions of Class B              ========       ========     ===========       ===========
common stock to Class A
common stock (7,165,743
shares).....................                                                        -
Secondary public offering of
Class A common stock
(2,500,000 shares)..........                                                       47,750,000
Issuance of Class A common
stock (548,096 shares)......                                                       11,925,586
Issuance of warrants........     (3,589,000)                                          197,000
Issuance of preferred stock
(750 shares)................                                                          110,925
Amortization of and charges
for warrants................         897,100                                        1,111,706
Issuance of Class A common
stock under the ESPP (44,168
shares).....................                                                          589,120
Issuance of Class A common
stock from exercises of
options (18,833 shares).....                                                          414,298
Cancellation of subscription
receivable (28,374 shares)..
Treasury stock repurchase
(24,600 shares), at cost....                      (221,892)                         (221,892)



                                                                                  Additional
                                                 Common Stock     Common Stock     Paid- in    Subscription
                               Preferred Stock      Class A         Class B         Capital     receivable
                               ------------------------------------------------------------------------------
Costs of issuance of
securities..................                                                       (2,625,736)
Net loss....................
                               ----------------     -----------       ---------- --------------   ----------
Balance, December 31, 2001..            $80,008        $265,906         $283,547  $266,791,989          $---
                               ================     ===========       ========== =============    ==========

                               Unamortized
                               expense of
                                business                                          Total
                                 partner                      Accumulated     Stockholders'
                               securities    Treasury Stock     Deficit           Equity
                               ---------------------------------------------------------------
Costs of issuance of
securities..................                                                      (2,625,736)
Net loss....................                                    (18,326,952)     (18,326,952)
                               ------------      ---------      -----------       -----------
Balance, December 31, 2001..    $(2,691,900)     $(221,892)    $(91,325,850)     $173,181,808
                               ============      =========      ===========       ===========

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

The Company is a majority owned subsidiary of Cantor Fitzgerald Securities
(CFS), which in turn is a 99.5% owned subsidiary of Cantor Fitzgerald, L.P. (CFLP or, together with its subsidiaries, Cantor). eSpeed commenced operations on March 10, 1999 as a division of CFS. eSpeed is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering (the Offering) (see Note 9).

The accompanying financial statements include activities of the Company while operating as a division of CFS from March 10, 1999 to the Offering.

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements. Management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent. Estimates, by their nature, are based on judgment and available information. As such, actual results could differ from the estimates included in these consolidated financial statements.

Transaction Revenues: Securities transactions and the related transaction revenues are recorded on a trade date basis.

Software solution fees: Pursuant to various services agreements, the Company recognizes fees from related parties in amounts generally equal to its actual direct and indirect costs, including overhead, of providing such services at the time when such services are performed. For specific technology support functions that are both utilized by the Company and provided to related parties, the Company allocates the actual costs of providing such support functions based on the relative usage of such support services by each party. In addition, certain clients of the Company provide online access to their customers through use of the Company's electronic trading platform. The Company receives up-front and/or periodic fees from unrelated parties for the use of its platform. Such fees are deferred and recognized as revenue ratably over the term of the licensing agreement.

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

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments: Investments include debt and equity instruments. The Company has both the ability and the intent to hold its debt investments to maturity and, as such, carries such investments at cost. The Company accounts for its equity investments in entities at historical cost when the Company does not have significant influence in the investee. Investments in which the Company does have significant influence are accounted for using the equity method. The Company does not maintain trading inventory of marketable equity securities.

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

Net loss per share: The Company computes net loss per common share by dividing net loss for the year by the weighted-average number of common shares outstanding for the period.

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

New Accounting Pronouncements: On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from the amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement, which for the Company will be January 1, 2002. The adoption of SFAS 141 and 142 will not have a material impact on the business, results of operations or financial condition of the Company.

Reclassifications: Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

2. SEPTEMBER 11 EVENTS

On September 11, 2001, the Company's principal place of business at One World Trade Center was destroyed and, in connection therewith, the Company lost 180 employees and Cantor and TradeSpark lost an aggregate of 478 employees (the September 11 Events).

Through the implementation of its business recovery plan, the Company immediately relocated its surviving employees to various locations in the New York metropolitan area. The United States government bond markets were closed on September 11, 2001 and September 12, 2001. By the time the United States government bond markets reopened on September 13, 2001, the Company had re-established global connectivity of its eSpeed(R) system. The Company's operating proprietary software was unharmed.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the September 11 Events, fixed assets with a net book value of $17,796,420 were destroyed. The Company has recovered these losses through its $40,000,000 of property insurance and, as such, has not recorded a net loss related to the destruction of its fixed assets. The Company's property insurance also covers full replacement cost of the assets actually replaced. As a result, the Company has recorded a gain on replacement of fixed assets through December 31, 2001 of $2,680,000, representing the excess of replacement cost over the book value of fixed assets destroyed. As of December 31, 2001, the Company had received $20,476,420 of insurance proceeds to cover the net book value of the fixed assets that were destroyed plus the actual cost of the assets replaced.

The Company has recognized a net provision of $13,323,189 for non-property damage related to the September 11 Events. Such provision includes the incremental costs associated with substituting external professionals for deceased employees, write-off of software development costs, write-off of goodwill and costs associated with the Company's restructuring, including costs associated with the closing of two offices, as a result of the September 11 Events, less refunds received for marketing campaigns which were cancelled after the September 11 Events. The write-off related to software development consists of costs that previously were capitalized but have now been written off because the software being developed related to aspects of the Company's business that were adversely affected by the September 11 Events. The write-off of goodwill relates to goodwill associated with the acquisition of TreasuryConnect LLC. The Company hopes to recover a significant portion or all of these costs through its $25,000,000 of business interruption insurance coverage. However, the Company cannot currently estimate the amount or timing of any such recovery and, accordingly, no business interruption insurance recoveries have been recorded at this time.

The following table summarizes the provision related to the September 11 Events:

            Description                                            Amount
            -----------                                            ------
            Accruals
            --------
   Professional and consulting fees.....................          $2,227,000
   Recruitment..........................................           2,961,563
   Restructuring........................................           2,315,778
   Other................................................           1,550,308
                                                                   ---------
                                                                   9,054,649
                                                                   ---------
            Asset Write Offs
            ----------------
   Software development costs...........................           2,299,913
   Goodwill.............................................           3,184,773
                                                                 -----------
                                                                   5,484,686
                                                                 -----------
   Less: Receipt for cancelled
   marketing campaign...................................         (1,216,146)
                                                                 -----------
   Provision for September 11 Events, net...............         $13,323,189
                                                                 ===========

At December 31, 2001, the accrual balance relating to September 11 Events was $7,362,672. These amounts are expected to be paid within the next 12 months.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid a full year discretionary bonus to the estates of its deceased employees, and has included such amount in compensation expense in the consolidated statement of operations for the year ended December 31, 2001. The families of the Company's deceased employees will also receive a share of Cantor's partnership profits for the next five years to pay for, among other things, 10 years of healthcare coverage. These costs will be borne by Cantor and not by the Company.

3. FIXED ASSETS

                                                     December 31,   December 31,
Fixed assets consist of the following:                   2001          2000
--------------------------------------               ------------   -----------
Computer and communication equipment...............   $10,021,646   $19,920,077
Software, including software development costs.....    18,870,472    12,038,930
Leasehold improvements and other fixed assets......       474,525       422,396
                                                          -------       -------
                                                       29,366,645    32,381,403
Less accumulated depreciation and amortization.....  (10,229,376)   (8,940,038)
                                                     ------------   -----------
Fixed assets, net..................................  $19,137,269    $23,441,365
                                                     ===========    ===========

As a result of the September 11 Events, fixed assets with a net book value of $17,796,420 were destroyed and $2,299,913 of software development costs were written off.

4. INTANGIBLE ASSETS

On April 3, 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the Wagner Patent) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from Electronic Trading Systems Corporation for an initial payment of $1,750,000 in cash and 24,334 shares of the Company's Class A common stock valued at $500,000. The patent expires in 2007. Additional payments are contingent upon the generation of patent-related revenues. The Company has capitalized approximately $6,300,000 of legal costs associated with acquisition and defense of the Wagner Patent.

On August 7, 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the Lawrence Patent) covering electronic auctions of fixed income securities. The patent expires in 2014. The Company purchased the Lawrence Patent for $900,000 payable over three years, and 15,000 warrants to purchase the Company's Class A common stock at an exercise price of $16.08, which were valued at $197,000. The warrants expire on August 6, 2011. Additional payments are contingent upon the generation of patent-related revenues.

5. INCOME TAXES

Through December 9, 1999, the Company operated as a division of CFS, which is a New York partnership. Under applicable federal and state income tax laws, the taxable income or loss of a partnership is allocated to each partner based upon such partner's ownership interest. CFS is, however, subject to the Unincorporated Business Tax (UBT) of the City of New York, and the benefit for income taxes represents a reduction in UBT. The loss generated by the
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company while it operated as a division of CFS was used as a reduction of the taxable income of CFS and, as such, the Company was reimbursed for such tax benefit.

Since the commencement date of the Offering, December 10, 1999, the Company has been subject to income tax as a corporation. Net operating losses (NOLs) from that date, approximating $51,200,000, will be available on a carry forward basis to offset future operating income of the Company. However, a valuation allowance has been recorded at December 31, 2001 to offset the full amount of the NOLs as realization of this deferred tax benefit is dependent upon generating sufficient taxable income prior to the expiration of the NOLs.

6. COMMITMENTS AND CONTINGENCIES

Leases: Under an administrative services agreement, eSpeed is obligated to Cantor for minimum rental payments under Cantor's various non-cancelable leases with third parties, principally for office space and computer equipment, expiring at various dates through 2016 as follows:

For the Year Ending December 31:

2002.........................................................    $1,212,488
2003.........................................................     1,212,488
2004.........................................................     1,212,488
2005.........................................................     1,240,339
2006.........................................................     1,240,339
Thereafter...................................................    10,978,045
                                                                 ----------
Total........................................................   $17,096,187
                                                                ===========

In 2002, Cantor obtained office space in New York in which Cantor and the Company will conduct operations. The commitments listed above do not include payments for such office space as the Company's allocation of such office space had not been fully determined.

Rental expense under the above and under all other operating leases for the years ended December 31, 2001 and 2000 and the period from March 10, 1999 to December 31, 1999 was $10,988,614, $7,341,614 and $3,783,303, respectively.

Legal Matters: In the ordinary course of business, the Company and Cantor are defendants or co-defendants in various litigation matters. For certain pending litigation matters or supplemental allegations surrounding Cantor's limited partnership agreement, Cantor has agreed to indemnify the Company with respect to any liabilities the Company may incur as a result of such lawsuits or allegations. Although there can be no assurances, the Company believes, based on information currently available and consultation with counsel, that the ultimate resolution of these legal proceedings will not have a material adverse effect on its financial condition or results of operations.

Risk and Uncertainties: The majority of the Company's revenues consist of transaction fees earned from Cantor based on fixed percentages of certain commissions paid to Cantor. Consequently, any reductions in the amounts of such commissions paid to Cantor could have a material adverse effect on the Company's most significant source of revenues. In addition, the Company's and Cantor's revenues could vary based on the transaction volumes of financial markets around the world.

7. ACQUISITIONS, INVESTMENTS, AND BUSINESS PARTNER TRANSACTIONS

Williams and Dynegy

In June 2000, the Company sold to The Williams Companies, Inc. (Williams) and Dynegy, Inc. (Dynegy) one Unit each consisting of (i) 789,071 shares (the Shares) of the Company's Class A common stock and (ii) warrants (the Warrants) exercisable for the purchase of up to 666,666 shares of Class A common stock, for an aggregate purchase price for each Unit of $25,000,000. The Warrants have a per share exercise price of $35.20, a ten year term and are exercisable during the last 4 1/2 years of the term, subject to acceleration under certain prescribed circumstances intended to provide incentives to Williams and Dynegy to invest in four Qualified Verticals as described below. The Shares were not transferable prior to the first anniversary of the Closing. The Company recorded a non-cash charge of $29,805,305 at the time of the Closing to reflect the value of the Warrants.

Each of Williams and Dynegy agreed that, subject to the satisfaction of certain conditions, it would invest $2,500,000 in at least four entities (the Qualified Verticals) formed by the Company and Cantor within 12 months of the Closing. In June 2001, the initial agreed upon period was extended by the parties to a period not to exceed two years. Investment by Williams and Dynegy was contingent upon the Company and Cantor offering seven qualified verticals for investment. If the Company and Cantor fail to provide seven qualified vertical markets for Williams and Dynegy to invest in, there will be no additional investment by Williams and Dynegy and they will continue to hold fully vested warrants. To the extent that either Williams or Dynegy does not invest in at least four Qualified Verticals, such entity will be required to make a $2,500,000 payment to the Company for each investment not made. TradeSpark, the first Qualified Vertical, was established in September 2000. Williams and, subject to certain limitations, Dynegy, will be entitled to invest $25,000,000 in shares of the Company's Class A common stock (the Additional Investment Right) if they invest in the Qualified Verticals. Such right provides for investment at a 10% discount to the average trading price for the 10 trading days preceding the date of such party's investment in such new Qualified Vertical, or, under certain circumstances, the public announcement of the formation of such Qualified Vertical. The Additional Investment Right was approved by stockholders at the Company's 2000 Annual Meeting of Stockholders on October 26, 2000.

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

TradeSpark

On September 25, 2000, the Company and Cantor, in conjunction with Williams and other participants in the energy market, formed TradeSpark to operate a wholesale electronic and telephonic marketplace in North America for natural gas, electricity, coal, emissions allowances, and weather financial products.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, the Company issued 5,500,000 shares of Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) and 2,500,000 shares of Series B Redeemable Convertible Preferred Stock (Series B Preferred Stock) to a limited liability company newly-formed by the EIPs. Upon the satisfaction of certain revenue thresholds and other conditions, principally related to the volume of transactions executed through the TradeSpark marketplace, the Series A Preferred Stock and Series B Preferred Stock are convertible into Series A and B Warrants, respectively, to collectively purchase up to 8,000,000 shares of the Company's Class A common stock at an exercise price of $27.94 per share. To the extent that the conditions to full conversion are not satisfied, each share of unconverted Series A and B Preferred Stock may be redeemed at the Company's option, or may be converted into 1/100th of a share of the Company's Class A common stock. In 2000, the Company recognized a non-cash charge of $2,235,200, equal to the fair value of the 80,000 shares of Class A common stock issuable upon conversion of the preferred stock, if none of the conditions are met. The Company will recognize additional non-cash charges related to the issuance of these shares of preferred stock if and when they are converted over the six-year period from date of issuance, which non-cash charges could aggregate $53,644,800 if all conditions (including but not limited to TradeSpark total transaction revenues of at least $250,000,000) are met and all shares of preferred stock are converted. No such additional non-cash charges were recognized during the years ended December 31, 2001 and 2000. The fair value of the Preferred Stock was estimated based on the value of the warrants into which the Preferred Stock would be converted (assuming full conversion), discounted for liquidity, hedging, and dilution issues. The warrants were valued using a modified Black-Scholes pricing model and assumptions as to risk-free interest rate, expected life and range of expected volatility of 6.3%, 10 years, and 32% to 55%, respectively.

For the year ended December 31, 2001, the Company's share of TradeSpark's losses was $211,706.

Freedom

The Company and Cantor formed a limited partnership (the LP) to acquire an interest in Freedom International Brokerage (Freedom), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company. On April 4, 2001, the Company contributed 310,769 shares of its Class A common stock, valued at $6,970,907, to the LP as a limited partner, which entitles the Company to 75% of the LP's capital interest in Freedom. The Company shares in 15% of the LP's cumulative profits but not in cumulative losses. Cantor contributed 103,588 shares of the Company's Class A common stock as the general partner. Cantor will be allocated all of the LP's cumulative losses or 85% of the cumulative profits. The LP exchanged the 414,357 shares for a 66.7% interest in Freedom. In addition, the Company issued fully vested, non-forfeitable warrants to purchase 400,000 shares of its Class A common stock at an exercise price per share of $21.31 to provide incentives over the three year period ending April 2004 to the other Freedom owner participants to migrate to the Company's fully electronic platform. The warrants were valued using a modified Black-Scholes pricing model and assumptions as to risk-free interest rate, expected life and expected volatility of 6%, five years and 50%, respectively. The Company recorded additional paid-in capital of $3,589,000, representing the value of the warrants, and $897,100 as a non-cash charge for the twelve months ended December 31, 2001. The remaining unamortized balance of $2,691,900 will be recognized as an expense ratably through April 2004. To the extent necessary to protect the
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company from any allocation of losses, Cantor is required to provide future capital contributions to the LP up to an amount that would make Cantor's total contribution equal to the Company's initial investment in the LP. The Company receives 65% of all electronic transaction services revenues and Freedom receives 35% of such revenues. The Company also receives 35% of revenues derived from Freedom's voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information.

The Company entered into this transaction principally to expand its business in Canadian fixed-income, foreign exchange and other capital markets products and to leverage its opportunities to transact business with the six leading Canadian financial institutions that are participants in Freedom. The Company believes that Freedom may experience significant short-term losses as the voice brokerage business of Freedom is converted to a fully electronic marketplace. Accordingly, the Company was willing to accept a reduced profits interest in order to avoid recognizing potentially significant short-term losses prior to the anticipated achievement by Freedom of profitability. The Company determined the appropriate number of shares and warrants to be issued in this transaction based on the anticipated benefits to be realized and the structure of the profit and loss arrangement.

For the year ended December 31, 2001, the net income of the LP was $425,787. The Company's share of that income was $63,868.

TreasuryConnect

On May 25, 2001, the Company acquired all the interests in TreasuryConnect LLC, a company that operated an electronic trade communication and execution platform for OTC derivatives, in exchange for 188,009 shares of the Company's Class A common stock, valued at $4,013,992 and cash of $170,781. The net assets acquired consisted of $1,000,000 of fixed assets, primarily related to software. The remaining portion of the purchase price was allocated to goodwill. The Company's consolidated financial statements include the operating results, which were immaterial during 2001, of TreasuryConnect LLC from the date of acquisition. As a result of the September 11 Events, the Company wrote off the goodwill associated with the acquisition.

Loss on unconsolidated investments

On September 7, 2001, the Company wrote off its investments in QV Trading Systems and Visible Markets, each of which ceased operations in the third quarter of 2001. The Company recognized a loss of $3,833,679 related to the write-offs.

Deutsche Bank

On July 30, 2001, the Company entered into an agreement to form a business partner relationship with Deutsche Bank, AG (Deutsche Bank), whereby Deutsche Bank will channel its electronic market-making engines and liquidity for specified European fixed income products using the Company's electronic trading platform. In connection with the agreement, Deutsche Bank purchased 750 shares of Series C Redeemable Convertible Preferred Stock (Series C Preferred) of the Company at its par value of $0.01 per share. Each share of the Series C Preferred is convertible at the option of Deutsche Bank into 10 shares of the Company's Class A common stock at any time during the five years ending July 31, 2006. The Company has recognized a non-cash charge of $110,925, representing the fair value of such Class A common stock into which the Series C Preferred may be converted, if none of the future conditions are met. Such value in excess of the cash proceeds was given as an inducement to Deutsche Bank to enter into the agreement.

At the end of each year of the five year agreement in which Deutsche Bank fulfills its liquidity and market-making
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations for specified products, 150 shares of Series C Preferred will automatically convert into warrants to purchase 150,000 shares of the Company's Class A common stock at an exercise price of $14.79 per share. If all conditions are met and all of the shares of preferred stock are converted, the total non-cash charge could aggregate $3,330,000 over the next five years. The Company will recognize the contingent non-cash charges on a straight-line basis over the five year period as conditions are satisfied. For the year ended December 31, 2001, the Company has recognized a non-cash charge of $214,606 for the conditions that had been satisfied to date.

At the end of the five year period, to the extent that Deutsche Bank does not fulfill its obligations under the agreement and Series C Preferred shares remain outstanding, the Company has the option to redeem each share of the Series C Preferred outstanding in exchange for 10 shares of the Company's Class A common stock.

8. RELATED PARTY TRANSACTIONS

All of the Company's Reverse Repurchase Agreements are transacted on an overnight basis with CFS. Under the terms of these agreements, the securities collateralizing the Reverse Repurchase Agreements are held under a custodial arrangement with a third party bank and are permitted to be sold or repledged. The fair value of such collateral at December 31, 2001 and 2000 totaled $159,941,811 and $122,620,469, respectively.

Investments in TradeSpark and the limited partnership that invested in Freedom are accounted for using the equity method. The carrying value of such related party investments approximated $8,800,000 and $2,800,000 at December 31, 2001 and December 31, 2000, respectively, and is included in Investments in the Consolidated Statements of Financial Condition.

Under the Amended and Restated Joint Services Agreement between the Company and Cantor and services agreements between the Company and TradeSpark and the Company and Freedom, the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor, TradeSpark or Freedom provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, the Company receives 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. In general, for voice-assisted brokerage transactions, the Company receives 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark or Freedom transactions. In addition, the Company receives 25% of the net revenues from Cantor's gaming businesses.

Under those services agreements, the Company has agreed to provide Cantor, TradeSpark and Freedom technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, TradeSpark and Freedom the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. In exchange for a 25% share of the net revenues from Cantor's gaming businesses, the Company is obligated to spend and does not get reimbursed for the first $750,000 each quarter of the costs of providing support and development services for such gaming businesses.

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the years ended December 31, 2001, December 31, 2000 and for the period ended December 31, 1999 totaling $9,797,996, $6,524,341 and $1,662,058, respectively.

The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are not the result of arm's-length negotiations because Cantor controls the Company. As a result, the amounts
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

9. CAPITALIZATION

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

In the Offering, 10,350,000 shares of Class A common stock were sold at $22 per share, of which 7,000,000 shares were sold by the Company, raising approximately $144,000,000 in proceeds before Offering expenses of $4,396,646, net of underwriting discounts. The remaining shares were sold by CFS.

In June 2000, the Company sold 1,578,142 shares of Class A common stock to minority investors for consideration of $50,000,000, as discussed in Note 7. In connection with this transaction, one half of the shares sold by the Company were purchased from Cantor for $25,000,000.

In July 2000, in conjunction with the acquisition by Cantor of a municipal bond brokerage business, the Company issued 28,374 shares of Class A common stock to the shareholders of the acquired business. This stock issuance has been treated as an issuance on behalf of Cantor, and the value of the stock issued has been reflected as a direct charge to accumulated deficit in the Company's statement of financial condition. The Company also issued an additional 28,374 shares of Class A common stock to certain employees of the acquired business in exchange for promissory notes, which was recorded as a subscription receivable. The promissory notes and the related issued shares were terminated and cancelled effective December 1, 2001.

In September 2000, the Company issued 8,000,000 shares of Redeemable Convertible Preferred Stock (the Preferred Stock) to business partners in conjunction with an investment in the TradeSpark Qualified Vertical. As more fully described in
Note 7, if certain conditions are met, the Preferred Stock is convertible at the option of the holder into warrants to purchase the Company's Class A common stock. To the extent the conditions are not met, the Company may either redeem the Preferred Stock or convert the Preferred Stock into 1/100th of a share of the Company's Class A common stock.

During the years ended December 31, 2001 and 2000, the Company sold 44,168 and 16,863 shares of Class A common stock, respectively, pursuant to the Company's Employee Stock Purchase Plan as discussed in Note 12.

During the year ended December 31, 2001, the Company issued 18,833 shares of Class A common stock related to the exercise of employee options which are more fully discussed in Note 11.

On March 13, 2001, the Company and selling stockholders, including CFS, completed a secondary offering of 7,135,000 shares of the Company's Class A common stock to the public at $20 per share. Of the Class A common
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock offered, 2,500,000 shares were sold by the Company, and 4,635,000 shares were sold by the selling stockholders, principally CFS. Proceeds to the Company, net of underwriting discounts, but before offering expenses of $1,940,127, totaled $47,750,000. On April 11, 2001, CFS sold an additional 250,000 shares of Class A common stock in connection with the exercise of the underwriters' over-allotment option.

As more fully discussed in Note 7, in 2001 the Company issued shares of its Class A common stock in an acquisition and in business partner transactions. The Company issued 310,769 shares of its Class A common stock in the formation of a limited partnership and 188,009 shares of its Class A common stock in the acquisition of all of the interests in TreasuryConnect LLC. Additionally, the Company issued 750 shares of Redeemable Convertible Preferred Stock as part of an agreement with Deutsche Bank, AG.

On August 7, 2001, the Company issued 24,334 shares as part of its acquisition of the Wagner Patent, which is more fully discussed in Note 4.

On September 10, 2001, the Company's board of directors authorized the repurchase of $40,000,000 of outstanding Class A common stock. As of December 31, 2001, the Company has purchased 24,600 shares for a total of $221,892 under this repurchase plan.


10. LONG-TERM INCENTIVE PLAN

The Company has adopted the eSpeed, Inc. 1999 Long-Term Incentive Plan, as amended and restated (the LT Plan) which provides for awards in the form of 1) either incentive stock options or non-qualified stock options; 2) stock appreciation rights; 3) restricted or deferred stock; 4) dividend equivalents;
5) bonus shares and awards in lieu of obligations to pay cash compensation; and
6) other awards, the value of which is based in whole or in part upon the value of eSpeed's Class A common stock.

The Compensation Committee of the Board of Directors administers the LT Plan and is generally empowered to determine award recipients, and the terms and conditions of those awards. Awards may be granted to directors, officers, employees, consultants and service providers of the Company and its affiliates.

During 2001, the Company issued 10,934 shares of restricted Class A common stock valued at $220,247 to certain employees under the LT Plan. The Company recognized the entire value of $220,247 of compensation expense in the current year as the Company elected to fully vest the shares after the September 11 Events.

11. OPTIONS AND WARRANTS

Issued in connection with the Long-Term Incentive Plan

During the years ended December 31, 2001 and 2000, respectively, the Company issued 3,653,816 and 3,770,312 options to employees pursuant to the LT Plan. The exercise prices for the options equaled or exceeded the value of the Company's Class A common stock on the date of each award. The options generally vest ratably over four or five years from the grant date.

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

Concurrent with the Offering, the Company also issued 290,320 options to Cantor employees and a consultant. The estimated fair value of the options at the time of the Offering resulted in a one-time non-cash charge to the Company of $2,850,073 in the period ended December 31, 1999. The business purpose for issuing the options was to compensate the individuals who assisted the Company in its formation and the completion of the Offering.

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued 135,000 warrants to a consultant in connection with the Offering. The grant date estimated fair value of $1,352,835 has been recorded both as an increase to additional paid-in capital and as an increase in Offering expenses which have been charged against additional paid-in capital.

On October 19, 2000, the option terms were amended so that, effective on the first anniversary of the Offering, future vesting occurs ratably on a quarterly basis. This amendment had no financial impact as the market value of the Company's Class A common stock was below the exercise price of all outstanding options at that date.

As a result of the September 11 Events, the Company fully vested all options for deceased employees of the Company, Cantor and TradeSpark. In addition, the expiration date of options was extended to the fifth anniversary of the option grant date. The extension of the expiration date did not result in additional compensation expense for the year ended December 31, 2001 as the original grant price of the options was higher than the Company's stock price on the date of modification.

Pursuant to guidelines contained in APB 25, the Company records no expense for options issued to employees. The weighted average grant date fair values of employee stock options granted were $3.23, $16.90 and $13.29 for the years ended December 31, 2001 and 2000 and the period ended December 31, 1999, respectively. The following table represents the effect of the Company's net loss and net loss per common share had the Company accounted for the options in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123:

                                                   Increase in net loss per
              Year           Increase in net loss         common share
              ----           --------------------         ------------
              2001                $11,807,858                $0.21
              2000                 28,738,843                 0.56
              1999                  6,642,591                 0.15

The fair value of the above options and warrants was estimated using a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options or warrants. The following table presents the assumptions that were used in the Black-Scholes model for the years ended December 31, 2001 and 2000 and for the period ended December 31, 1999:

          Risk-free interest
Year             rate          Expected life   Expected volatility    Dividends
----             ----          -------------   -------------------    ---------
2001             3.25%          3 to 8 years           80%              None
2000             5.25%          2 to 8 years           80%              None
1999             6.00%          3 to 8 years           55%              None

Issued in connection with acquisitions, investments and business partner securities

In June 2000, the Company issued 1,333,332 warrants to purchase Class A common stock to business partners as discussed in Note 7. The warrants expire in June 2010 and are generally exercisable beginning December 2004. The estimated fair value of the warrants at the time of issuance resulted in a one-time non-cash charge to the
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company of $29,805,305. The fair value of the warrants was estimated using a modified Black-Scholes pricing model and assumptions as to risk-free interest rate, expected life and expected volatility of 7.4%, 10 years and 48%, respectively.

As discussed in Note 4, on August 7, 2001, the Company issued 15,000 warrants to purchase the Company's Class A common stock as part of its purchase of a patent. The warrants expire on August 6, 2011 and the estimated fair value of the warrants issued was $197,000.

As discussed in Note 7, the Company issued 400,000 warrants to purchase the Company's Class A common stock as part of the formation of the limited partnership to acquire Freedom.

The following table summarizes changes in all of the Company's stock options and warrants from March 10, 1999 (date of commencement of operations) to December 31, 2001.

                              Options and Warrants

                                         eSpeed and                                           Weighted
                                       Cantor employee  Warrants and                          Average
                                          options       Other Options         Total        Exercise Price       Expiration Dates
                                          -------       -------------         -----        --------------       ----------------
Granted............................        6,517,765          135,000         6,652,765           $22.00       12/2004 - 12/2009
Exercised..........................                -                -                 -             -
Canceled...........................          (24,900)                           (24,900)           22.00
                                     -----------------------------------------------------
Balance, December 31, 1999.........        6,492,865          135,000         6,627,865            22.00       12/2004 - 12/2009
Granted............................        3,770,312        1,333,332         5,103,644            25.76        2/2010 - 12/2010
Exercised..........................                -                -                 -             -
Canceled...........................         (292,460)                          (292,460)           24.38
                                     -----------------------------------------------------
Balance, December 31, 2000.........        9,970,717        1,468,332        11,439,049            23.62        12/2004-12/2010
Granted............................        3,653,816          415,000         4,068,816             6.45        1/2010 - 10/2011
Exercised..........................          (18,833)               -           (18,833)           22.00
Canceled / Expired.................         (378,371)                          (281,310)           18.25
                                     -----------------------------------------------------
Balance, December 31, 2001.........       13,227,329        1,883,332        15,110,661           $19.76        12/2004-10/2011
                                     =====================================================

The following table provides further details relating to all of the Company's stock options and warrants outstanding as of December 31, 2001.

                                                         Weighted
                                          Weighted       Average
                                           average      Remaining
       Range of             Number        exercise     Contractual       Number     Weighted Average
   Exercise Prices        Outstanding       price    Life (in years)   Exercisable   Exercise Price
   ---------------        -----------       -----    ---------------   -----------   --------------
     $5.10 to $8.97        3,358,557        $5.11          9.8              -               -
     13.88 to 20.50        2,238,115        16.39          7.0          1,148,737          $16.30
     21.00 to 31.19        8,773,113        23.76          6.3          4,754,473           22.32
     31.63 to 47.25          689,366        40.35          6.6            364,965           38.41
     50.38 to 77.00           51,510        57.24          6.1             34,110           56.41
                          ----------                                    ---------
                          15,110,661       $19.76          7.2          6,302,285          $22.34
                          ==========                                    =========

                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK PURCHASE PLAN

The Company has adopted a qualified Employee Stock Purchase Plan to permit eligible employees to purchase shares of eSpeed common stock at a discount. At the end of each quarterly purchase period, as defined, accumulated payroll deductions are used to purchase stock at a price determined by a Stock Purchase Plan Administrative Committee, which will generally not be less than 85% of the lowest market price at various defined dates during the purchase period. The Company has reserved 425,000 shares of Class A common stock for issuance under the Stock Purchase Plan. During the year ended December 31, 2001, the Company issued 44,168 shares to employees at an average price of $13.33 per share. During the year ended December 31, 2000, the Company issued 16,863 shares to employees at an average price of $21.99 per share. In October 2001, the Company suspended the ESPP.

13. DEFERRED COMPENSATION PLAN

Employees of the Company are eligible to participate in the eSpeed Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates (the Plan), whereby eligible employees may elect to defer a portion of their salaries by directing the Company to contribute to the Plan.

The Plan is available to all employees of the Company meeting certain eligibility requirements and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employee contributions are directed to one or more investment funds, one of which, beginning in 2000, invests in the Company's Class A common stock (the eSpeed Stock Fund). The Company will match contributions to the eSpeed Stock Fund annually with up to $3,000 of the Company's Class A common stock per participant. In 2002 and 2001, the Company contributed 28,241 and 14,050 shares of its Class A common stock relating to employee contributions to the eSpeed Stock Fund for the year ended December 31, 2001 and 2000, respectively. The administration of the Plan is performed by CFLP. The Company pays its proportionate share of such administrative costs under the Administrative Services Agreement.

14. REGULATORY CAPITAL REQUIREMENTS

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to Securities and Exchange Commission (SEC) broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At December 31, 2001, eSpeed Government Securities, Inc.'s liquid capital of $65,789,445 was in excess of minimum requirements by $65,764,445.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act of 1934 which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2001, eSpeed Securities, Inc. had net capital of $6,922,754, which was $6,607,062 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was 0.68 to 1.

15. SEGMENT AND GEOGRAPHIC DATA TABLES

Segment Information: The Company currently operates its business in one segment, that of operating interactive electronic business-to-business vertical marketplaces for the trading of financial and non-financial products, licensing software, and providing technology support services to Cantor and other related parties.

Product information: The Company currently markets its services through three products; eSpeed Markets(SM), an integrated electronic trading marketplace; eSpeed Software Solutions(SM), in which the Company recognizes fees
                          eSpeed, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from technology support services and licensing fees; and eSpeed Online(SM), which provides e-commerce businesses with online access to wholesale market participants. Revenues from eSpeed Markets(SM) and eSpeed Online(SM) are included in transaction revenues and eSpeed Markets(SM) comprises the majority of those revenues.

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

----------------------------------------------------------------------------------------------------------
                                        For the year           For the year         For the period from
                                           ended                   ended             March 10, 1999 to
Transaction Revenues:                December, 31, 2001      December 31, 2000       December 31, 1999
----------------------------------------------------------------------------------------------------------
Europe...........................          $20,657,534           $13,214,668              $5,392,923
Asia.............................            2,653,378             1,397,154                 450,457
                                           -----------           -----------             -----------
Total Non-Americas...............           23,310,912            14,611,822               5,843,380
Americas.........................           75,057,114            55,675,557              16,010,222
                                           -----------           -----------             -----------
Total............................          $98,368,026           $70,287,379             $21,853,602
                                           ===========           ===========             ===========

Average  long-lived assets           December 31, 2001     December 31, 2000       December 31, 1999
                                     -----------------     -----------------       -----------------

Europe...........................           $3,737,700            $2,225,886              $2,257,914
Asia.............................              434,809               791,570                 925,790
                                           -----------           -----------             -----------
Total Non-Americas...............            4,172,509             3,017,456               3,183,704
Americas.........................           19,031,755            13,736,827               5,236,613
                                           -----------           -----------             -----------
Total............................          $23,204,264           $16,754,283              $8,420,317
                                           ===========           ===========              ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information as of March 15, 2002 regarding our directors and executive officers.

Name                     Age     Title
                         ---     -----

Howard W. Lutnick.......  40     Chairman of the Board, Chief Executive
                                 Officer and President
Lee M. Amaitis..........  52     Global Chief Operating Officer; Director
Joseph C. Noviello......  36     Executive Vice President and Chief Information
                                 Officer; Director
Stephen M. Merkel.......  43     Executive Vice President, General Counsel and
                                 Secretary; Director
Richard C. Breeden......  52     Director(1)(2)
Larry R. Carter.........  58     Director(1)(2)
John H. Dalton..........  60     Director (1)
William J. Moran........  60     Director(1)(2)

(1) Non-employee director
(2) Member of the Audit and Compensation Committees

Howard W. Lutnick. Mr. Lutnick has been our Chairman of the Board of Directors and Chief Executive Officer since June 1999. Mr. Lutnick has been our President since June 1999. Mr. Lutnick joined Cantor in 1983 and has served as President and Chief Executive Officer of Cantor since 1991. Mr. Lutnick's company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick serves as co-chairman of the Cantor Exchange(SM). Mr. Lutnick is a member of the Executive Committee of the Intrepid Museum Foundation's Board of Trustees, the Board of Managers of Haverford College and the Board of Directors of the Zachary and Elizabeth M. Fisher Center for Alzheimer's Disease Research at Rockefeller University, City Harvest and the Tate Gallery Projects Center.

Lee M. Amaitis. Mr. Amaitis has been our Global Chief Operating Officer and director since September 2001. Mr. Amaitis has been Executive Managing Director of eSpeed International Limited from December 1999. Mr. Amaitis has also been President and Chief Executive Officer of Cantor Fitzgerald International and Cantor Fitzgerald Europe since March 1995. Prior to joining Cantor, Mr. Amaitis was Managing Partner and Senior Managing Director of Cowen Government Brokers from April 1991 to February 1995 and was Manager MBS and Limited Partner of Cowen & Co. from February 1989 to April 1991.

Joseph C. Noviello. Mr. Noviello has been our Executive Vice President and Chief Information Officer and director since September 2001. Mr. Noviello served as our Senior Vice President and Chief Technology Officer from December 1999 to September 2001. From December 1995 to December 1999, Mr. Noviello served as Managing Director of Cantor.

Stephen M. Merkel. Mr. Merkel has been our Executive Vice President, General Counsel and Secretary since September 2001 and was our Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel has been our director since September 2001. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from 1993 to December 2000. Mr. Merkel is responsible for Cantor's legal, compliance, tax, risk and credit departments. Mr. Merkel serves as a director and Secretary of the Cantor

Exchange(SM). Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was associated with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is on the Board of Directors of Freedom International Brokerage Company and is on the Management Committee of TradeSpark, L.P.

Richard C. Breeden. Mr. Breeden has been our director since December 1999. Since 1996, Mr. Breeden has been Chairman and Chief Executive Officer of Richard C. Breeden & Co., a consulting firm. Mr. Breeden was Chairman of the Board and Chief Executive Officer of Equivest Finance, Inc., a publicly traded vacation ownership company, from October 1997 to February, 2002 and was President of Equivest from October 1998 to February, 2002. Mr. Breeden has served as Trustee for the Bennett Funding Group, Inc. since 1996. From 1993 to 1996, Mr. Breeden served as Chairman of the worldwide financial services practice of Coopers & Lybrand and, from 1989 to 1993, Mr. Breeden was Chairman of the U.S. Securities and Exchange Commission. Mr. Breeden is a member of the Board of Directors of W.P. Stewart & Co., Ltd.

Larry R. Carter. Mr. Carter has been our director since December 1999. Mr. Carter joined Cisco Systems, a computer technology company, in January 1995 as Vice President, Finance and Administration and as Chief Financial Officer and Secretary. In July 1997, he was promoted to Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary and served as a director of Cisco Systems since July 2000. From 1992 to January 1995, Mr. Carter was Vice President and Corporate Controller at Advanced Micro Devices. His career also includes four years with V.L.S.I. Technology Inc. as Vice President, Finance and Chief Financial Officer and two years at S.G.S. Thompson Microelectronics Inc. as Vice President, Finance, Administration and Chief Financial Officer. He also spent 19 years at Motorola, Inc., where he held a variety of financial positions, the last being Vice President and Controller, M.O.S. Group. Mr. Carter is a member of the Board of Trustees at Loyola Marymount University. Mr. Carter is also on the Board of Directors of Transmeta Corp. and QLogic Corporation.

John H. Dalton. Mr. Dalton has been our director since February 2002. Mr. Dalton has been President of IPG Photonics Corp., a company that designs, develops and manufactures a range of advanced amplifiers and lasers for the telecom and industrial markets, since September 2000. From May 1999 to June 2000, Mr. Dalton was Chairman and Chief Executive Officer of EPCAD Systems, a company that researches and develops electroplasma technology for the metals industry. Mr. Dalton served as Secretary of the Navy from July 1993 to November 1998. Mr. Dalton serves on the Board of Directors of TransTechnology Corp. and Fresh Del Monte Produce Inc.

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

Based solely on our review of the copies of such forms received by us with respect to fiscal 2001, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning all compensation earned for the year ended December 31, 2001, the year ended December 31, 2000 and the period from March 10, 1999 through December 31, 1999 by our Chief Executive Officer and each of our other executive officers required to be included in the table (collectively, the Named Executive Officers).

                           Summary Compensation Table

                                                                                     Long-Term
                                                                                -------------------
                                                                                   Compensation
                                                                                      Awards
                    Underlying Name
                 and Principal Position          Year      Salary     Bonus         Options (#)
                 ----------------------          ----      ------     -----         -----------
Howard W. Lutnick.............................   2001    $400,000     $600,000         1,500,000
   Chairman, Chief Executive Officer             2000     350,000      650,000           625,000
   and President                                 1999     280,000           --         2,500,000

Frederick T. Varacchi*........................   2001     354,167      500,000                --
                                                 2000     500,000      500,000           200,000
                                                 1999     400,000           --           800,000

Douglas B. Gardner*...........................   2001     177,083      350,000                --
                                                 2000     250,000      350,000            75,000
                                                 1999     200,000           --           375,000

Lee M. Amaitis................................   2001     107,418      300,000           375,000
   Global Chief Operating Officer                2000     107,418      333,333            50,000
                                                 1999          --           --           325,000

Joseph C. Noviello............................   2001     275,000      400,000           200,000
   Chief Information Officer                     2000     250,000      350,500            65,000
                                                 1999     175,000      250,000            85,000

Stephen M. Merkel.............................   2001     150,000      400,000           200,000
   Executive Vice President, Secretary           2000     150,000      300,000           100,000
   and General Counsel                           1999     120,000           --           100,000

----------------
*Messrs. Varacchi and Gardner were lost as a result of the terrorist attacks on September 11, 2001.

The following table sets forth the options granted during 2001 to, and the value of the options held on December 31, 2001 by, our Named Executive Officers. Messrs. Varacchi and Gardner were not granted any options during 2001:

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                                                   Percent of Total
                               Number of Shares     Options Granted
                              Underlying Options      to Employees     Exercise or base                          Grant Date
                 Name               Granted             in 2001         Price ($/Share)    Expiration Date    Present Value ($)
                 ----               -------             -------         ---------------    ---------------    -----------------
Howard W. Lutnick...........      1,500,000(1)            42.2%               $5.10           10/19/11          4,068,150(2)
Lee M. Amaitis..............        375,000(1)            10.5                 5.10           10/19/11          1,017,038(2)
Joseph C. Noviello..........        200,000(1)             5.6                 5.10           10/19/11            542,420(2)
Stephen M. Merkel...........        200,000(1)             5.6                 5.10           10/19/11            542,420(2)

-------------------
(1) The options vest quarterly over a four year period from the date of grant, October 19, 2001.
(2) The fair value of the options was estimated using a modified Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 3.25%, no expected dividends, expected stock price volatility of 80% and assumed to be exercised at 80% of their original life.

The following table provides information, with respect to the Named Executive Officers, concerning options and SARs held as of December 31, 2001.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                               Number of Securities Underlying    Value of Unexercised In-Money
                                Shares                           Unexercised Options/SARS at       Options/SARs at Fiscal Year
                              Acquired on     Value Realized         Fiscal Year End (#)                    End($)(1)
                               Exercise        on Exercise     --------------------------------   -------------------------------
               Name               (#)              ($)          Exercisable     Unexercisable      Exercisable     Unexercisable
---------------------------------------------------------------------------------------------------------------------------------
Howard W. Lutnick...........       0                --            1,425,000        3,200,000        11,799,000       26,496,000
Frederick T. Varacchi*......       0                --            1,000,000            --            8,280,000           --
Douglas B. Gardner*.........       0                --             450,000             --            3,726,000           --
Lee M. Amaitis..............       0                --             140,000          610,000          1,159,200        5,050,800
Joseph C. Noviello..........       0                --             58,750           291,250           486,450         2,411,550
Stephen M. Merkel...........       0                --             60,000           340,000           496,800         2,815,200

----------------------
(1) Based on the last reported price of $8.28 for our Class A common stock on December 31, 2001.

* Messrs. Varacchi and Gardner were lost as a result of the terrorist attacks on September 11, 2001.

COMPENSATION OF DIRECTORS

Directors who are also our employees do not receive additional compensation for serving as directors. On October 19, 2001, we granted each of our three non-employee directors at the time options to purchase 30,000 shares of our Class A common stock at an exercise price per share equal to $5.10, which was the price of our Class A common stock on October 18, 2001. These options vest in three equal installments beginning on the first of three semi-anniversaries of the date of grant. Effective February 11, 2002, Mr. Dalton was granted an option to purchase 30,000 shares of our Class A common stock at an exercise price per share of $8.95 in connection with his election to our board. Our non-employee directors receive annual compensation of $25,000. They also receive compensation for each quarterly meeting of the board of directors attended of $2,000 and options to purchase 1,500 shares of our Class A common stock, which options vest in three equal installments beginning on the first of three semi-anniversaries of the date of grant, and they receive $1,000 for each additional meeting of our board of directors or committee of our board of directors actually attended, whether by telephone or otherwise. If both a meeting of our board of directors and of a committee of our board of directors are held on the same date, an aggregate of $1,000 will be paid for attendance at both meetings. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our board of directors or committees of our board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our board of directors consists of Messrs. Breeden, Carter and Moran. All of the members of our Compensation Committee are non-employee directors and are not former officers. During 2001, none of our executive officers served as a member of the board of directors or on the compensation committee of a corporation where any of its executive officers served on our Compensation Committee or on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BY MANAGEMENT. The following table sets forth certain information, as of March 15, 2002, with respect to the beneficial ownership of our common equity by: (i) each director; (ii) each of the Named Executive Officers; and (iii) all executive officers and directors as a group. Each person listed below can be reached at our headquarters located at 299 Park Avenue, New York, NY 10171. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of Class A common stock for purposes of this table.

                                                                               Beneficial Ownership(1)
                                                       ---------------------------------------------------------------------------
                                                                 Class A common                        Class B common
                                                                     stock                                   stock
                                                       ---------------------------------         ---------------------------------
Name                                                   Shares                   %                Shares                  %
----------------------------------------------------------------------------------------------------------------------------------
Howard W. Lutnick................................      29,780,697 (2)           52.5%(3)         26,688,814(4)           100%
Lee M. Amaitis...................................      309,136                    1.1(5)                --                --
Joseph C. Noviello...............................      95,224                      *                    --                --
Stephen M. Merkel................................      133,703 (6)                 *                    --                --
Richard C. Breeden...............................      64,499                      *                    --                --
Larry R. Carter..................................      85,499 (7)                  *                    --                --
John H. Dalton...................................      --                          *                    --                --
William J. Moran.................................      44,999                      *                    --                --

All executive officers and directors as a
group (8 persons) ...............................      30,513,466               53.3%(8)         26,688,814              100%

-------------

*    Less than 1%

(1) Based upon information supplied by officers and directors, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act).

(2) Consists of (1) 1,743,750 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002, (2) 2,667,475 shares of Class B common stock held by Cantor Fitzgerald, L.P., which shares are immediately convertible into shares of Class A common stock, (3) 24,021,339 shares of Class B common stock held by Cantor Fitzgerald Securities, which shares are immediately convertible into Class A common stock, (4) 387,469 shares of Class A common stock held by CF Group Management, Inc. and (5) 960,664 shares of Class A common stock held directly by Mr. Lutnick. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. and Mr. Lutnick is the President and sole stockholder of CF Group Management, Inc.

(3) Percentage based on (1) 28,290,779 shares of Class A common stock outstanding on March 15, 2002, (2) 26,688,814 shares of Class B common stock immediately convertible into Class A common stock and (3) 1,743,750 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002.

(4) Consists of (1) 2,667,475 shares of Class B common stock held by Cantor Fitzgerald, L.P., which shares are immediately convertible into shares of Class A common stock and (2) 24,021,339 shares of Class B common stock held by Cantor Fitzgerald Securities, which shares are immediately convertible into Class A common stock. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. and Mr. Lutnick is the President and sole stockholder of CF Group Management, Inc.

(5) Percentage based on (1) 28,290,779 shares of Class A common stock outstanding on March 15, 2002 and (2) 205,624 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002.

(6) Includes 2,250 shares of Class A common stock beneficially owned by Mr. Merkel's spouse.

(7) Includes 45,500 shares of Class A common stock owned by Cavallino Ventures LLC, of which Mr. Carter is the President.

(8) Percentage based on (1) 28,290,779 shares of Class A common stock outstanding on March 15, 2002, (2) 26,688,814 shares of Class B common stock immediately convertible into Class A common stock and (3) 2,261,495 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002.

BY OTHERS. The following table sets forth certain information, as of March 15, 2002, with respect to the beneficial ownership of our common equity by each person or entity known to us to beneficially own more than 5% of our Class A common stock and Class B common stock, other than our officers and directors. Unless indicated otherwise, the address of each entity listed is 299 Park Avenue, New York, NY 10171, and each entity listed has sole voting and investment power over the shares beneficially owned. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal amount of number of shares of Class A common stock for purposes of this table.

                                                                                Beneficial Ownership(1)
                                                           ----------------------------------------------------------------
                                                                 Class A common stock                Class B common stock
                                                           -----------------------------         --------------------------

Name                                                             Shares              %           Shares              % (2)
----                                                             ------             --           ------              -----
Cantor Fitzgerald Securities..............................    24,021,339(3)     45.9%(4)        24,021,339           90.0%
Cantor Fitzgerald, L.P....................................    26,688,814(5)     48.5%(6)        26,688,814(7)       100.0%
CF Group Management, Inc..................................    27,076,283(8)     49.2%(6)        26,688,814(7)       100.0%
J.P. Morgan Chase & Co. (9)...............................        1,637,364      5.8%(10)           --                 --

------------

(1)  Based upon filings under Section 13 of the Exchange Act.

(2) Based on 26,688,614 shares of Class B common stock outstanding on March 15, 2002.

(3)  Consists of shares of Class B common stock.

(4) Percentage based on 28,290,779 shares of Class A common stock outstanding on March 15, 2002 and 24,021,339 shares of Class B common stock immediately convertible into Class A common stock.

(5) Consists of (1) 2,667,475 shares of Class B common stock owned by Cantor Fitzgerald, L.P. and (2) 24,021,339 shares of Class B common stock owned by Cantor Fitzgerald Securities, which shares are immediately convertible into Class A common stock. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities.

(6) Percentage based on 28,290,779 shares of Class A common stock outstanding on March 15, 2002 and 26,688,614 shares of Class B common stock immediately convertible into Class B common stock.

(7) Consists of 2,667,475 shares of Class B common stock owned by Cantor Fitzgerald, L.P. and 24,021,339 shares of Class B common stock owned by Cantor Fitzgerald Securities. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P.

(8) Consists of (1) 387,469 shares of Class A common stock held by CF Group Management, Inc., (2) 24,021,339 shares of Class B common stock held by Cantor Fitzgerald Securities, which shares are immediately convertible into Class A common stock and (3) 2,667,475 shares of Class B common stock held by Cantor Fitzgerald, L.P., which shares are immediately convertible into Class A common stock. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P.

(9) The address of J.P. Morgan Chase & Co. is 270 Park Avenue, New York, NY 10017. J.P. Morgan Chase & Co. has sole voting power with respect to 1,302,897 shares, sole dispositive power with respect to 1,632,784 shares and shared dispositive power with respect to 4,580 shares of Class A common stock.

(10) Percentage based on 28,290,779 shares of Class A common stock outstanding on March 15, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE FORMATION TRANSACTIONS

Concurrently with our initial public offering, Cantor contributed to us certain of our assets. These assets primarily consist of the proprietary software, network distribution systems, technologies and related contractual rights that comprise our eSpeed(R) system. In exchange for these assets, we issued to Cantor 43,999,900 shares of our Class B common stock, representing approximately 98% of the voting power of our capital stock outstanding at the time. Cantor converted 3,350,000 of these shares into the shares of our Class A common stock which it sold in our initial public offering in December 1999.

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

REVENUE SHARING ARRANGEMENT

Under the Joint Services Agreement, we and Cantor share commissions derived from transactions effected in the marketplaces in which we collaborate and other specified markets. We have agreed to collaborate with Cantor to determine the amount of commissions to be charged to clients that affect transactions in these marketplaces; however, in the event we are unable to agree with Cantor with respect to a transaction pricing decision, Cantor is entitled to make the final pricing decision with respect to transactions for which Cantor provides voice-assisted brokerage services and we are entitled to make the final pricing decision with respect to transactions that are fully electronic. We may not make a final transaction pricing decision that results in the share of transaction commissions received by Cantor being less than Cantor's actual cost of providing clearance, settlement and fulfillment services and other transaction services. We and Cantor share revenues derived from transactions effected in the marketplaces in which we collaborate and other specified markets. The portion of the transaction revenues that we and Cantor receive are based on several factors, including whether: (1) the marketplace is one in which we collaborate with Cantor; (2) the transaction is fully electronic or Cantor provides voice-assisted brokerage services; (3) the product traded is a financial or other product; and (4) the product is traded on the Cantor Exchange(SM). The percentage of the transaction revenues we receive ranges from 2.5% to 65%. However, in general, we receive 65% of the transaction revenues for fully electronic transactions and Cantor receives 35% of the transaction revenues. Cantor receives 93% of the transaction revenues for voice-assisted brokerage transactions and we receive 7% of the transaction revenues. In addition, if the transactions relate to a gaming business, we receive 25% of the net trading revenues.

SOFTWARE SOLUTION SERVICES

We also provide to Cantor technology support services, including (1) systems administration, (2) internal network support, (3) support and procurement for desktops of end-user equipment, (4) operations and disaster recovery services,
(5) voice and data communications, (6) support and development of systems for clearance, settlement and other fulfillment services, (7) systems support for Cantor brokers, (8) electronic applications systems and network support and development for the unrelated dealer businesses with respect to which we do not collaborate with Cantor and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights, having application in a gaming business. Cantor pays to us an amount equal to the direct and indirect costs, including overhead, that we incur in performing these services. In exchange for a 25% share of the net revenue from Cantor's gaming businesses, we are obligated to spend and do not get reimbursed for the first $750,000 each quarter of costs of providing support and development services for such gaming businesses.

INTELLECTUAL PROPERTY

Cantor has granted to us a license covering Cantor's patents and patent applications that relate to our eSpeed(R) system. The license is perpetual, irrevocable, worldwide and royalty free and is exclusive, except in the event that (1) we are unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require us to do so, or we are unable to provide such services or (2) we do not exercise our right of first refusal to provide to Cantor electronic brokerage services with respect to a marketplace, in which events Cantor will have a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. Cantor will cooperate with us, at our expense, in any attempt by us to prevent any third party infringement of our patent rights under the license. Cantor has also granted to us a non-exclusive, perpetual, irrevocable worldwide, royalty-free right and license to use the servicemarks "Cantor Exchange(SM)," "Interactive Matching(SM)," "MOLE(SM)" and "CX(SM)".

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

ADMINISTRATIVE SERVICES AGREEMENT

Under our Administrative Services Agreement with Cantor, Cantor provides certain administrative and management services to us. Cantor makes available to us some of its administrative and other staff, including its internal audit, treasury, legal, tax, insurance, human resources, facilities, corporate development and accounting staffs. Members of these staffs arrange for our insurance coverage and provide a wide array of services, including administration of our personnel and payroll operations, benefits administration, internal audits, facilities management, promotional sales and marketing, legal, risk management, accounting and tax preparation and other services. We reimburse Cantor for the actual costs incurred by Cantor, plus other reasonable costs, including reasonably allocated overhead and any applicable taxes. We have also entered into arrangements with Cantor under which we have the right to use certain assets, principally computer equipment, from Cantor. These assets are subject to operating leases with third party leasing companies. Under the Administrative Services Agreement, we provide sales, marketing and public relations services to Cantor. Cantor reimburses us for the actual costs incurred by us, plus other reasonable costs, including reasonably allocated overhead. The Administrative Services Agreement has a three-year term which will renew automatically for successive one-year terms unless canceled by either us or Cantor upon six months' prior notice; provided, however, that our right to use our London office space expires at the earlier of
(1) the time Cantor's lease expires in 2016 or (2) until Cantor ceases to be an affiliate of ours and Cantor asks us to vacate.

Pursuant to the Administrative Services Agreement, Cantor is required to obtain for us, among other things, property and casualty insurance of not less than $40 million and business interruption insurance of $25 million. Cantor has procured insurance coverage for us in these respective amounts; however, we are listed on this insurance policy as one of several insured parties, together with Cantor and several of its affiliates. This insurance policy is for aggregate amounts in excess of the amounts set forth above. The Administrative Services Agreement does not provide for the allocation of the proceeds among the named insureds. Insurance proceeds paid to date have been paid to Cantor on behalf of all parties named on the policy, and Cantor has allocated these proceeds among the insured parties.

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

POTENTIAL CONFLICTS OF INTEREST AND COMPETITION WITH CANTOR

Various conflicts of interest between us and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. A majority of our directors and officers also serve as directors and/or officers of Cantor. Simultaneous service as an eSpeed director or officer and service as a director or officer, or status as a partner, of Cantor could create or appear to create potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor. Mr. Lutnick, our Chairman, President and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor. As a result, Mr. Lutnick controls Cantor. Cantor owns shares of our Class A common stock and Class B common stock representing approximately 90.4% of the total voting power of our capital stock. Mr. Lutnick's simultaneous service as our Chairman, President and Chief Executive Officer and his control of Cantor could create or appear to create potential conflicts of interest when Mr. Lutnick is faced with decisions that could have different implications for us and for Cantor.

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

WILLIAMS AND DYNEGY

On June 5, 2000, each of Williams Energy Marketing & Trading and Dynegy purchased a unit consisting of (a) 789,071 shares of our Class A common stock and (b) warrants exercisable for the purchase of up to 666,666 shares of our Class A common stock, for an aggregate purchase price for the unit of $25.0 million. The warrants have a per share exercise price of $35.20, a 10-year term and are exercisable commencing on December 5, 2005, subject to acceleration under certain prescribed circumstances. Acceleration results from the investment by Williams and/or Dynegy, along with at least two additional participants, in four new electronic and telephonic verticals to be formed by us and Cantor, which we refer to as Qualified Verticals, by an agreed upon date. The initial agreed upon date of June 2001 has been extended by the parties for a period not to exceed two years. We refer to such period as the Presentment Period. The Presentment Period operates in three month increments, and is subject to the right of Dynegy and Williams to refuse to grant an additional three month extension on not less than 30 days' prior notice to us. In connection with the four Qualified Verticals, Williams and, subject to certain limitations, Dynegy, will be entitled to invest $25.0 million in shares of our Class A common stock at a 10% discount to the trading price of our Class A common stock determined at the time of the investment in the Qualified Vertical. If we present Qualified Vertical opportunities in accordance with the terms of the agreements, and either Williams or Dynegy does not invest in at least four Qualified Verticals, the non-investing entity will be required to make a $2,500,000 payment to us for each investment not made, up to a maximum of $10 million. Williams and Dynegy have already invested in the first Qualified Vertical presented to it, Tradespark.

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

MUNICIPAL PARTNERS

In January 2002, Cantor sold the assets of the business known as Municipal Partners, Inc., a municipal bond broker, to Brian Kelly, a former employee of Cantor, in exchange for a 25% special interest in a newly formed limited liability company organized by Mr. Kelley, Municipal Partners, LLC. Cantor had purchased substantially all of the assets of Municipal Partners, Inc. in July 2000. Cantor also loaned $1,000,000 to Newco and is entitled to distributions equal to 5% of the gross revenues of the business less the amount of our revenue share for electronic transactions. In connection with the sale, we (1) granted Municipal Partners, LLC a non-exclusive license to use our software and technology to operate a municipal bond brokerage business; (2) will maintain our municipal bond trading platform and provide the software capabilities that were in place in Cantor's municipal bond business (we are to be compensated for upgrading the trading platform at cost plus a reasonable profit or at prevailing rates, at our election); (3) will provide web-hosting, technical and customer support at cost plus a reasonable fee to Municipal Partners, LLC; (4) will receive 50% of gross revenues of Municipal Partners, LLC with respect to electronic transactions; and (5) terminated existing arrangements with former brokers in the business (some of whom are deceased) pursuant to which we had given them shares of our Class A common stock valued at $1,250,000 in exchange for promissory notes in the same amount and we and they agreed to termination of the notes and cancellation of the shares in certain circumstances, which have since occurred.

FREEDOM INTERNATIONAL BROKERAGE

On January 29, 2001, we and Cantor formed a limited partnership to acquire 66.7% of Freedom International Brokerage. On April 4, 2001, we contributed 310,770 shares of our Class A common stock to the limited partnership, which entitles us to 75% of the limited partnership's interest in Freedom. We share in 15% of the limited partnership's cumulative profits but not in its cumulative losses. Cantor contributed 103,589 shares of our Class A common stock as the general partner. Cantor will be allocated all of the limited partnership's cumulative losses and 85% of the cumulative profits. The limited partnership exchanged the 414,359 shares for its 66.7% interest in Freedom. In addition, we issued warrants to purchase 400,000 shares of our Class A common stock to provide incentives to the Freedom owner-participants other than us and Cantor to migrate to our fully electronic platform. To the extent necessary to protect us from any allocation of losses, Cantor is required to provide future capital contributions to the limited partnership up to an amount that would make Cantor's total contribution equal to our investment in the limited partnership.

Upon the closing of the transaction, we entered into a services agreement with Freedom to provide for electronic trading technology and services and infrastructure/back-offices services. Under this agreement, we are entitled to 65% of the electronic transaction services revenues and Freedom is entitled to 35% of the revenues. We also receive 35% of revenues derived from all voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information that is not incidental to the above services.

INDEMNIFICATION BY CANTOR

Although we do not expect to incur any losses with respect to pending lawsuits or supplemental allegations relating to Cantor and Cantor's limited partnership agreement, Cantor has agreed to indemnify us with respect to any liabilities we incur as a result of such lawsuits or allegations.

REVERSE REPURCHASE AGREEMENTS

We enter into overnight reverse repurchase agreements with Cantor. At December 31, 2001, the reverse repurchase agreements totaled $157.3 million, including accrued interest. The securities collateralizing the reverse repurchase agreements are held under a custodial arrangement with a third party bank.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)(1) Financial Statements.  See Index to Financial Statements on page 50.

(a)(2) All other schedules are omitted because they are not applicable, not required or the required information is in the financial statements or the notes thereto.

(a)(3) The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. We have requested confidential treatment as to certain portions of the Exhibits designated by a cross (+), which portions have been omitted and filed separately with the Securities and Exchange Commission.

Exhibit Number     Description

2.1 Assignment and Assumption Agreement, dated as of December 9, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH, LLC, Cantor Fitzgerald & Co. and eSpeed, Inc. (Incorporated by reference by Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

2.2 Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P. (Incorporated by reference to
                   Exhibit 2.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

3.1 Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).

3.2                Second Amended and Restated By-Laws of eSpeed, Inc.
                   (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                   2000).

3.3 Certificate of Designations, Preferences and Rights of Series A Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.4 Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5 Certificate of Designations, Preferences and Rights of Series C Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                   2001).

4 Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).

10.1* Long-Term Incentive Plan of eSpeed, Inc., as amended and restated.

10.2* Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

10.3 Amended and Restated Joint Services Agreement, dated as of April 1, 2001, by and among Canter Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries. (Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report for the quarter ended June 30, 2001).

10.4 Amendment No. 1 to Amended and Restated Joint Services Agreement, dated as of January 30, 2002.

10.5 Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed Markets, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.6 Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the Investors named therein. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.7 Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.8               Warrants issued to Martin J. Wygod and a related trust.
                   (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.9 Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).

10.10 Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).

10.11 Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).

10.12 Warrant issued to Dynegy, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).

10.13 Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report for the quarter ended June 30,
                   2000).

10.14+ Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).

10.15+ Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report for the quarter ended June 30,
                   2000).

10.16 Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by reference to
                   Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.17 Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report for the quarter ended June 30,
                   2001).

10.18 Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report for the quarter ended June 30, 2001).

21                 List of subsidiaries of eSpeed, Inc.

23                 Consent of Deloitte & Touche LLP, independent auditors.

24                 Powers of Attorney (included on signature page).

     (b) Reports on Form 8-K.

         We filed a Current Report on Form 8-K on October 11, 2001 that included press releases issued by us with respect to the impact on our business of the attacks on the World Trade Center on September 11, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2002.

                                       eSPEED, INC.
                                       By: /s/ Howard W. Lutnick
                                           -------------------------------------
                                       Name:  Howard W. Lutnick
                                       Title: Chairman of the Board, Chief
                                              Executive Officer and President

                               POWERS OF ATTORNEY

Each person whose signature appears below hereby authorizes and constitutes Howard W. Lutnick and Stephen M. Merkel, and each of them singly, his true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign and file any and all amendments to this Report, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorney-in-fact or either of them, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, eSpeed, Inc., in the capacities and on the date or dates indicated.


        SIGNATURE                 CAPACITY IN WHICH SIGNED             DATE

/s/ Howard W. Lutnick        Chairman of the Board,               March 28, 2002
--------------------------   Chief Executive Officer
Howard W. Lutnick            and President
                             (Principal Executive Officer)

/s/John Martinez             Controller (Principal Financial      March 28, 2002
--------------------------   and Accounting Officer)
John Martinez

/s/ Lee Amaitis              Director                             March 28, 2002
--------------------------
Lee Amaitis

/s/ Richard C. Breeden       Director                             March 28, 2002
--------------------------
Richard C. Breeden

/s/ Larry R. Carter          Director                             March 28, 2002
--------------------------
Larry R. Carter

/s/ John H. Dalton           Director                             March 28, 2002
--------------------------
Hon. John H. Dalton

/s/ Stephen M. Merkel        Director                             March 28, 2002
--------------------------
Stephen M. Merkel

/s/ William J. Moran         Director                             March 28, 2002
--------------------------
William J. Moran

/s/ Joseph Noviello          Director                             March 28, 2002
--------------------------
Joseph Noviello

                                 EXHIBIT INDEX

Exhibit Number     Description

2.1 Assignment and Assumption Agreement, dated as of December 9, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH, LLC, Cantor Fitzgerald & Co. and eSpeed, Inc. (Incorporated by reference by Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

2.2 Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P. (Incorporated by reference to
                   Exhibit 2.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

3.1 Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).

3.2                Second Amended and Restated By-Laws of eSpeed, Inc.
                   (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                   2000).

3.3 Certificate of Designations, Preferences and Rights of Series A Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.4 Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5 Certificate of Designations, Preferences and Rights of Series C Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                   2001).

4 Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).

10.1* Long-Term Incentive Plan of eSpeed, Inc., as amended and restated.

10.2* Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

10.3 Amended and Restated Joint Services Agreement, dated as of April 1, 2001, by and among Canter Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries. (Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report for the quarter ended June 30, 2001).

10.4 Amendment No. 1 to Amended and Restated Joint Services Agreement, dated as of January 30, 2002.

10.5 Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed Markets, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.6 Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the Investors named therein. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.7 Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.8               Warrants issued to Martin J. Wygod and a related trust.
                   (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.9 Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).

10.10 Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).

10.11 Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).

10.12 Warrant issued to Dynegy, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).

10.13 Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report for the quarter ended June 30,
                   2000).

10.14+ Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).

10.15+ Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report for the quarter ended June 30,
                   2000).

10.16 Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by reference to
                   Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.17 Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report for the quarter ended June 30,
                   2001).

10.18 Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report for the quarter ended June 30, 2001).

21                 List of subsidiaries of eSpeed, Inc.

23                 Consent of Deloitte & Touche LLP, independent auditors.

24                 Powers of Attorney (included on signature page).