Form 10-Q
period 2002-03-31
ESPEED INC
filed 2002-05-15
CIK 1094831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number 0-28191

                                  eSPEED, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                        13-4063515
---------------------------------                     ------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


                                 299 Park Avenue
            --------------------------------------------------------
                    (Address of Principal Executive Offices)


                            New York, New York 10171
            --------------------------------------------------------
                             (City, State, Zip Code)


                                 (212) 821-3000
            --------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                Outstanding at May 13, 2002
-----                                                ---------------------------

Class A common stock, par value $.01 per share               28,290,779
Class B common stock, par value $.01 per share               26,688,814

PART I--FINANCIAL INFORMATION

ITEM 1.    Financial Statements:                                        Page

Consolidated Statements of Financial Condition -                          1
March 31, 2002 (unaudited) and December 31, 2001

Consolidated Statements of Operations (unaudited) - Three Months          2
Ended March 31, 2002 and March 31, 2001

Consolidated Statements of Cash Flows (unaudited) - Three Months          3
Ended March 31, 2002 and March 31, 2001

Notes to Consolidated Financial Statements (unaudited)                    4

ITEM 2. Management's Discussion and Analysis of Financial Condition       9
and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk        14

PART II--OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                        14

ITEM 5.  Other Information                                                14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          eSpeed, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   As of March 31, 2002 and December 31, 2001

                                                                               March 31, 2002          December 31,
                                                                                (unaudited)                2001
                                                                             -----------------       ----------------
                                     Assets

Cash.................................................................          $    752,518             $  2,567,932
Reverse repurchase agreements with related parties...................           158,180,497              157,330,676
                                                                               ------------             ------------

      Total cash and cash equivalents................................           158,933,015              159,898,608

Fixed assets, net....................................................            20,545,599               19,137,269
Investments..........................................................            11,774,921               11,732,863
Intangible assets, net...............................................             9,856,410                9,122,491
Other assets.........................................................             2,887,544                3,207,832
                                                                               ------------             ------------

      Total assets...................................................          $203,997,489             $203,099,063
                                                                               ============             ============

                      Liabilities and Stockholders' Equity

Liabilities:
Payable to related parties, net......................................          $  2,580,636             $  6,822,163
Accounts payable and accrued liabilities.............................            21,920,314               23,095,092
                                                                               ------------             ------------

      Total liabilities..............................................            24,500,950               29,917,255
                                                                               ------------             ------------

Stockholders' Equity:
Preferred stock, par value $.01 per share; 50,000,000
    shares authorized, 8,000,750 shares issued  and outstanding                      80,008                   80,008
Class A common stock, par value $.01 per share; 200,000,000
    shares authorized; 28,262,379 and 26,590,668 shares issued
    and outstanding..................................................               282,623                  265,906
Class B common stock, par value $.01 per share; 100,000,000
    shares authorized; 26,688,814 and 28,354,737 shares issued
    and outstanding..................................................               266,888                  283,547
Additional paid-in capital...........................................           266,951,444              266,791,989
Unamortized expense of business partner securities...................            (2,392,800)              (2,691,900)
Treasury stock, 24,600 shares of Class A common stock at cost                      (221,892)                (221,892)
Accumulated deficit..................................................           (85,469,732)             (91,325,850)
                                                                               -------------            ------------

    Total stockholders' equity.......................................           179,496,539              173,181,808
                                                                               ------------             ------------

    Total liabilities and stockholders' equity.......................          $203,997,489             $203,099,063
                                                                               ============             ============

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three months ended March 31, 2002 and March 31, 2001
                                   (unaudited)

                                                                              For the three           For the three
                                                                               months ended            months ended
                                                                              March 31, 2002          March 31, 2001
                                                                            ------------------     --------------------
Revenues:
Transaction revenues with related parties:
      Fully electronic transactions..................................           $21,588,338              $21,274,034
      Voice-assisted brokerage transactions..........................             4,482,500                5,363,462
      Screen-assisted open outcry transactions.......................               107,346                  100,658
                                                                                -----------              -----------
Total transaction revenues with related parties...........................       26,178,184               26,738,154
Software solution fees from related parties..........................             2,855,689                2,959,851
Software solution fees from unrelated parties........................               298,315                  448,420
Interest income from related parties.................................               700,987                1,741,149
                                                                                -----------              -----------

Total revenues.......................................................            30,033,175               31,887,574
                                                                                -----------              -----------
Expenses:
Compensation and employee benefits...................................             9,318,303               15,848,598
Occupancy and equipment..............................................             5,918,685                6,973,004
Professional and consulting fees.....................................             1,921,985                3,700,409
Communications and client networks...................................             1,357,427                1,900,273
Marketing............................................................             1,649,145                1,496,951
Administrative fees paid to related parties..........................             2,141,425                1,950,637
Non-cash business partner
securities...........................................................               406,403                       --
Other................................................................             1,349,684                2,210,166
                                                                                -----------              -----------

Total expenses.......................................................            24,063,057               34,080,038
                                                                                -----------              -----------

Income (loss) before provision for income taxes......................             5,970,118               (2,192,464)
                                                                                -----------              -----------

Provision for income taxes:
Federal..............................................................                    --                       --
State and local......................................................               114,000                   99,999
                                                                                -----------              -----------

Total tax provision..................................................               114,000                   99,999
                                                                                -----------              -----------

Net income (loss)....................................................           $ 5,856,118              $(2,292,463)
                                                                               ============              ============

Share and per share data:
Basic net income (loss) per share.....................................          $       .11              $      (.04)
                                                                                $
Fully diluted net income (loss) per share.............................                  .10              $      (.04)

Basic weighted average shares of common stock outstanding............            54,987,309               52,414,049
Fully diluted weighted average shares of common stock outstanding....            56,576,284               52,414,049

                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months ended March 31, 2002 and March 31, 2001
                                   (unaudited)

                                                                               For the three            For the three
                                                                                months ended             months ended
                                                                               March 31, 2002           March 31, 2001
Cash flows from operating activities:
Net income (loss)....................................................          $  5,856,118             $ (2,292,463)
Adjustments to reconcile net income (loss) to net cash provided
(used in) by operating activities:
      Depreciation and amortization..................................             2,369,833                1,688,238
      Amortization of non-cash business partner securities...........               406,403                       --
      Equity in net losses of certain unconsolidated investments.....                34,340                   57,357
      Non-cash issuance of securities under employee benefit
      plans..........................................................                52,210                  223,502
(Increase) decrease in operating assets:
      Other assets...................................................               243,890                 (214,868)
Increase (decrease) in operating liabilities:
      Payable to related parties, net................................            (4,241,527)              (4,002,601)
      Accounts payable and accrued liabilities.......................            (1,174,778)               1,412,789
                                                                               ------------             ------------
      Net cash provided by (used in) operating activities............             3,546,489               (3,128,046)
                                                                               ------------             ------------
Cash flows from investing activities:
Purchases of fixed assets............................................            (2,307,439)              (3,056,309)
Capitalization of software development costs.........................            (1,016,817)              (1,938,872)
Capitalization of patent defense
costs................................................................            (1,187,826)                      --
                                                                               ------------             ------------
      Net cash used in investing activities..........................            (4,512,082)              (4,995,181)
                                                                               ------------             ------------
Cash flows from financing activities:
Proceeds from issuance of securities.................................                    --               47,750,000
Proceeds from issuance of securities under the ESPP..................                    --                  181,611
Proceeds from exercises of options...................................                    --                  285,098
Payments for issuance related expenses...............................                    --                 (371,085)
                                                                               ------------             ------------
      Net cash provided by financing activities......................                    --               47,845,624
                                                                               ------------             ------------

Net increase (decrease) in cash and cash equivalents.................              (965,593)              39,722,397
                                                                               ------------             ------------
Cash and cash equivalents, beginning of period.......................           159,898,608              122,163,712
                                                                               ------------             ------------
Cash and cash equivalents, end of period.............................          $158,933,015             $161,886,109
                                                                               ============             ============


                 See notes to consolidated financial statements
                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC), certain footnote disclosures, which are normally required under GAAP, have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Consolidated Statement of Financial Condition at December 31, 2001 was derived from audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. It is the Company's policy to make reclassifications to prior period financial statements to conform to current period presentation.

2.       SEPTEMBER 11 EVENTS

On September 11, 2001, the Company's principal place of business at One World Trade Center was destroyed and, in connection therewith, the Company lost 180 employees and Cantor and TradeSpark lost an aggregate of 478 employees (the September 11 Events).

In 2001, the Company recognized a net provision of $13,323,189 for non-property damage related to the September 11 Events. Such provision includes the incremental costs associated with substituting external professionals for deceased employees, write-off of software development costs, write-off of goodwill and costs associated with the Company's restructuring, including costs associated with the closing of two offices, as a result of the September 11 Events, less refunds received for marketing campaigns which were cancelled after the September 11 Events. As of March 31, 2002, the unutilized provision of $6,456,833 is included in accounts payable and accrued liabilities. The write-off related to software development consists of costs that previously were capitalized but have now been written off because the software being developed related to aspects of the Company's business that were adversely affected by the September 11 Events. The write-off of goodwill relates to goodwill associated with the acquisition of TreasuryConnect LLC. The Company hopes to recover a significant portion or all of these costs through its $25,000,000 of business interruption insurance coverage. However, the Company cannot currently estimate the amount or timing of any such recovery and, accordingly, no business interruption insurance recoveries have been recorded at this time.

The Company is in the process of replacing assets that were destroyed in connection with the September 11 Events. To the extent that the cost of assets replaced exceeds the carrying value of the assets destroyed, the Company would record a gain on replacement of assets resulting from potential additional recoveries under the Company's property and casualty coverage. However, the Company cannot currently estimate the amount or timing of any such gain, and, accordingly, no gains on replacement of fixed assets have been recorded during this period.

                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       FIXED ASSETS

                                                   March 31,       December 31,
                                                     2002             2001
                                                 -------------    --------------
Fixed assets consist of the following:

Computer and communication equipment              $12,329,214       $10,021,646
Software, including software development costs     19,887,289        18,870,472
Leasehold improvements and other fixed assets         474,398           474,527
                                                  -----------       -----------
                                                   32,690,901        29,366,645
Less accumulated depreciation and amortization    (12,145,302)      (10,229,376)
                                                  -----------       -----------
Fixed assets, net                                 $20,545,599       $19,137,269
                                                  ===========       ===========


4.       INCOME TAXES

Since the date of the Company's initial public offering (the Offering), the Company has been subject to income tax as a corporation. Net operating losses
(NOLs) from that date, approximating $51,184,000, are available on a carry forward basis to offset operating income of the Company. However, a valuation allowance has been recorded at March 31, 2002 to offset the full amount of the NOLs as realization of this deferred tax benefit is dependent upon generating sufficient taxable income prior to the expiration of the NOLs.

5.       BUSINESS PARTNER TRANSACTIONS

Freedom

The Company and Cantor formed a limited partnership (the LP) to acquire an interest in Freedom International Brokerage (Freedom), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company. The Company shares in 15% of the LP's cumulative profits but not in cumulative losses. Cantor will be allocated all of the LP's cumulative losses or 85% of the cumulative profits. The Company issued fully vested, non-forfeitable warrants to purchase shares of its Class A common stock to provide incentives over the three year period ending April 2004 to the other Freedom owner participants to migrate to the Company's fully electronic platform. The Company has recorded $299,100 as a non-cash charge for the three months ended March 31, 2002 representing amortization of the value of the warrants at the time of issue. The remaining unamortized balance of $2,392,800 will be recognized as an expense ratably through April 2004. To the extent necessary to protect the Company from any allocation of losses, Cantor is required to provide future capital contributions to the LP up to an amount that would make Cantor's total contribution equal to the Company's initial investment in the LP. The Company receives 65% of all electronic transaction services revenues and Freedom receives 35% of such revenues. The Company also receives 35% of revenues derived from Freedom's voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information.

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

                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deutsche Bank

In connection with an agreement with Deutsche Bank, AG (Deutsche Bank), the Company previously sold Series C Redeemable Convertible Preferred Stock (Series C Preferred) to Deutsche Bank. At the end of each year of the five year agreement in which Deutsche Bank fulfills its liquidity and market-making obligations for specified products, one-fifth of such Series C Preferred will automatically convert into warrants to purchase shares of the Company's Class A common stock. For the three months ended March 31, 2002, the Company has recognized a non-cash charge of $107,303, representing 5% of the value of the warrants at the time of issuance of the Series C Preferred.

6.       RELATED PARTY TRANSACTIONS

All of the Company's Reverse Repurchase Agreements are transacted on an overnight basis with CFS. Under the terms of these agreements, the securities collateralizing the Reverse Repurchase Agreements are held under a custodial arrangement with a third party bank and are permitted to be resold or repledged. The fair value of such collateral at March 31, 2002 and December 31, 2001 totaled $158,150,261 and $159,941,811, respectively.

Investments in TradeSpark and the LP that invested in Freedom are accounted for using the equity method. The carrying value of such related party investments was approximately $8,765,000 and $8,800,000 at March 31, 2002 and December 31, 2001, respectively, and is included in Investments in the Consolidated Statement of Financial Condition.

Under the Amended and Restated Joint Services Agreement, as amended (the Joint Services Agreement), between the Company and Cantor and services agreements between the Company and TradeSpark and the Company and Freedom, the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor, TradeSpark or Freedom provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, the Company receives 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. In general, for voice-assisted brokerage transactions, the Company receives 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark or Freedom transactions. In addition, the Company receives 25% of the net revenues from Cantor's gaming businesses.

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

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing
                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the periods ended March 31, 2002 and March 31, 2001 totaling $2,141,425 and $1,950,637, respectively.

The services provided under both the Joint Services Agreement and the Administrative Services Agreement are not the result of arm's-length negotiations because Cantor owns and controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

7.       EMPLOYEE SHARE TRANSACTIONS

The Company issued 5,814 shares of its Class A common stock valued at $52,210 as the Company's matching contribution to the eSpeed Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates during the three months ended March 31, 2002 with respect to employee contributions in 2001. The Company issued 14,050 shares of its Class A common stock valued at $220,432 as the Company's matching contribution during the three months ended March 31, 2001 with respect to employee contributions in 2000.

During the three months ended March 31, 2002, the Company issued options to purchase 225,000 shares of its Class A common stock to employees of the Company. The options were issued at strike prices equal to the market price of the underlying Class A common stock at the date of grant. During the three months ended March 31, 2001, the Company issued 12,959 shares of its Class A common stock to employees as a result of exercises of options with a strike price of $22. The options had been granted pursuant to the eSpeed, Inc. 1999 Long-Term Incentive Plan (the LT Plan).

During the three months ended March 31, 2001, the Company issued 10,934 shares of restricted Class A common stock valued at $220,247 to certain employees under the LT Plan. For the three months ended March 31, 2001, the Company recognized $3,070 of compensation expense related to the awards. The Company elected to fully vest the restricted shares after the September 11 Events.

8.       REGULATORY CAPITAL REQUIREMENTS

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At March 31, 2002, eSpeed Government Securities, Inc.'s liquid capital of $75,332,896 was in excess of minimum requirements by $75,307,896.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2002, eSpeed Securities, Inc. had net capital of $6,972,992, which was $6,657,517 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .68 to 1.

                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       COMMITMENTS AND CONTINGENCIES

There have been no significant changes in commitments and contingencies from the matters described in the notes to the Company's consolidated financial statements for the year ended December 31, 2001.

10.      SEGMENT AND GEOGRAPHIC DATA

SEGMENT INFORMATION: The Company currently operates its business in one segment, that of operating interactive electronic vertical marketplaces for the trading of financial and non-financial products, licensing software and providing technology support services.

PRODUCT INFORMATION: The Company currently markets its services through three products: eSpeed Markets (SM), an integrated electronic trading marketplace; eSpeed Software Solutions (SM), in which the Company recognizes fees from technology support services and licensing fees; and eSpeed Online (SM), which provides e-commerce businesses with online access to wholesale market participants. Revenues from eSpeed Markets (SM) and eSpeed Online (SM) are included in transaction revenues and eSpeed Markets (SM) comprises the majority of those revenues.

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

                               Three months ended       Three months ended
Transaction revenues:            March 31, 2002           March 31, 2001
---------------------          ------------------       ------------------
Europe                         $       5,761,541        $       5,341,636
Asia                                     909,700                  780,023
                               ------------------       ------------------
Total Non-Americas                     6,671,241                6,121,659
Americas                              19,506,943               20,616,495
                               ------------------       ------------------
Total                          $      26,178,184        $      26,738,154
                               ==================       ==================

Average long-lived assets:       March 31, 2002          December 31, 2001
-------------------------
Europe                         $       4,897,570        $       3,737,700
Asia                                     439,216                  434,809
                               ------------------       ------------------
Total Non-Americas                     5,336,786                4,172,509
Americas                              14,467,668               19,031,755
                               ------------------       ------------------
Total                          $      19,804,454        $      23,204,264
                               ==================       ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the effect of the September 11 Events on our operations, including in particular the loss of hundreds of eSpeed, Cantor and TradeSpark employees, our limited operating history, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including volume and volatility, and the current global recession on our business, our ability to enter into marketing and strategic alliances, to hire new personnel, to expand the use of our electronic system, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve, and other factors that are discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto appearing elsewhere in this filing.

OVERVIEW

We were incorporated on June 3, 1999 as a Delaware corporation. Prior to our initial public offering, we were a wholly-owned subsidiary of, and we conducted our operations as a division of, Cantor Fitzgerald Securities, which in turn is a 99.5%-owned subsidiary of Cantor Fitzgerald, L.P. (collectively with its affiliates, Cantor). We commenced operations as a division of Cantor on March 10,1999, the date the first fully electronic transaction using our eSpeed(R) system was executed. Cantor has been developing systems to promote fully electronic marketplaces since the early 1990s. Since January 1996, Cantor has used our eSpeed(R) system internally to conduct electronic trading.

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

We continue to pursue our strategy to expand our client base and expand the number and types of products that our clients can trade electronically on our system. Other than Cantor, no client of ours accounted for more than 10% of our revenues from our date of inception through March 31, 2002.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

REVENUES

                                                                                            Three months ended
                                                                                      ------------------------------
                                                                                        March 31,        March 31,
                                                                                          2002             2001
                                                                                      --------------   -------------
Transaction revenues with related parties:
    Fully electronic transactions............................................         $   21,588,338   $  21,274,034
    Voice-assisted brokerage transactions....................................              4,482,500       5,363,462
    Screen-assisted open outcry transactions.................................                107,346         100,658
                                                                                      --------------   -------------
         Total transaction revenues with related parties.....................             26,178,184      26,738,154
Software solution fees from related parties..................................              2,855,689       2,959,851
Software solution fees from unrelated parties................................                298,315         448,420
Interest income from related parties.........................................                700,987       1,741,149
                                                                                      --------------   -------------
         Total revenues......................................................         $   30,033,175   $  31,887,574
                                                                                      ==============   =============


TRANSACTION REVENUES WITH RELATED PARTIES

Under the Joint Services Agreement between us and Cantor and services agreements between us and TradeSpark and between us and Freedom, we own and operate the electronic trading system and are responsible for providing electronic brokerage services, and Cantor, TradeSpark or Freedom provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark and Freedom transactions. In addition, we receive 25% of the net revenues from Cantor's gaming businesses.

For the three months ended March 31, 2002, we earned transaction revenues with related parties of $26,178,184, which were essentially unchanged as compared to transaction revenues of $26,738,154 for the three months ended March 31, 2001. For the three months ended March 31, 2002, 82% of our transaction revenues was generated from fully electronic transactions.

Our revenues are currently highly dependent on transaction volume in the global financial product markets. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. In addition, a significant amount of our revenues is currently received in connection with our relationship with Cantor. Consequently, our revenues have been negatively affected by the effect of the September 11 Events on Cantor and may continue to be negatively affected in the future if Cantor's business continues to suffer due to the September 11 Events or otherwise.

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

Software solution fees from related parties for the three months ended March 31, 2002 were $2,855,689. This compares with software solution fees from related parties for the three months ended March 31, 2001 of $2,959,851, a decrease of 4%. As a result of the September 11 Events, there has been a reduction in demand for our support services from Cantor and TradeSpark due to the loss of their voice brokers and therefore a decrease in our software solution fees from related parties.

SOFTWARE SOLUTION FEES FROM UNRELATED PARTIES

Certain of our clients provide online access to their customers through use of the Company's electronic trading platform for which the Company receives fees (formerly presented as licensing fees). Such fees are deferred and recognized as revenues ratably over the term of the licensing agreement. We also receive software solution fees from unrelated parties by charging our clients for additional connections to our system to help protect them from possible business interruptions. Software solution fees from unrelated parties for the three months ended March 31, 2002 were $298,315 as compared to software solution fees from unrelated parties of $448,420 for the three months ended March 31, 2001, a decrease of 33%. This decrease was primarily attributable to decreased licensing fees received from Visible Markets, which ceased operations in the third quarter of 2001.

INTEREST INCOME FROM RELATED PARTIES

For the three months ended March 31, 2002, weighted average interest rates on overnight reverse repurchase agreements were 1.8% as compared to 5.9% for the three months ended March 31, 2001. As a result, we generated interest income from related parties of $700,987 for the three months ended March 31, 2002 as compared to $1,741,149 for the three months ended March 31, 2001, a decrease of 60%.

EXPENSES

                                                       Three months ended
                                                  -----------------------------
                                                    March 31,       March 31,
                                                      2002             2001
                                                  -------------   -------------

Compensation and employee benefits............    $   9,318,303   $  15,848,598
Occupancy and equipment.......................        5,918,685       6,973,004
Professional and consulting fees..............        1,921,985       3,700,409
Communications and client networks............        1,357,427       1,900,273
Marketing.....................................        1,649,145       1,496,951
Administrative fees paid to related parties...        2,141,425       1,950,637
Non-cash business partner securities..........          406,403              --
Other.........................................        1,349,684       2,210,166
                                                  -------------   -------------

       Total expenses.........................    $  24,063,057   $  34,080,038
                                                  =============   =============

COMPENSATION AND EMPLOYEE BENEFITS

At March 31, 2002, we had approximately 274 employees, as compared to approximately 471 employees at March 31, 2001. The decrease in the number of employees was principally due to the September 11 Events. Substantially all of our employees are full time employees located predominantly in the New York metropolitan area and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided benefits for our employees. For the three months ended March 31, 2002, our compensation costs were $9,318,303 as compared to $15,848,598 for the three months ended March 31, 2001, a decrease of 41%. Our future compensation costs are uncertain and are dependent upon the degree and/or speed with which we replace our lost employees and businesses.

OCCUPANCY AND EQUIPMENT

Occupancy and equipment costs were $5,918,685 for the three months ended March 31, 2002 as compared to occupancy and equipment costs of $6,973,004 for the three months ended March 31, 2001, a decrease of 15%. Occupancy expenditures primarily consist of the rent and facilities costs of our offices in London, Tokyo and the New York metropolitan area. We anticipate that our occupancy costs will increase in the future in connection with a new lease for our corporate headquarters; however, we expect that the rental costs for the new corporate headquarters will be less expensive than the World Trade Center. Although we believe that our equipment costs will also increase in the future, we anticipate that equipment costs will remain below those incurred prior to the September 11 Events.

PROFESSIONAL AND CONSULTING FEES

Professional and consulting fees were $1,921,985 for the three months ended March 31, 2002 as compared to $3,700,409 for the three months ended March 31, 2001, a decrease of 48%, primarily due to a decrease in legal and contract employee personnel costs.

COMMUNICATIONS AND CLIENT NETWORKS

Communications costs were $1,357,427 for the three months ended March 31, 2002, a 29% decrease over communication costs of $1,900,273 for the three months ended March 31, 2001, due principally to decreased data and telephone costs subsequent to the September 11 Events. Communications costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. We anticipate expenditures for communications and client networks will increase in the near future, as we continue to reconstruct our digitally managed global network.

MARKETING

We incurred marketing expenses of $1,649,145 during the three months ended March 31, 2002 as compared to marketing expenses during the three month period ended March 31, 2001 of $1,496,951, an increase of 10%, resulting from the development of a 2002 advertising campaign. We expect the campaign to result in increased marketing expenses throughout 2002.

ADMINISTRATIVE FEES PAID TO RELATED PARTIES

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect cost of providing such services. Administrative fees paid to related parties were $2,141,425 for the three months ended March 31, 2002 as compared to administrative fees of $1,950,637 for the three months ended March 31, 2001, an increase of 10%.

Administrative fees paid to related parties are dependent upon both the costs incurred by Cantor, and the portion of Cantor's administrative services which we utilize. Due to the continuing effects of the September 11 Events on both us and Cantor, the level of future administrative fees cannot be reasonably determined at this time.

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

OTHER EXPENSES

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the three months ended March 31, 2002, other expenses were $1,349,684 as compared to other expenses of $2,210,166 for the three months ended March 31, 2001, a decrease of 39%, principally as a result of decreased recruitment fees. We anticipate that other expenses will not increase in the near future because, although we expect to incur additional recruitment fees in the near future due to the September 11 Events, these recruitment costs were estimated and included in the Provision for September 11 Events recorded in 2001.

NET INCOME

Excluding non-cash business partner securities, our net income was $6,262,521 for the three months ended March 31, 2002. Including the above non-cash charges, our net income was $5,856,118 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had cash and cash equivalents of $158.9 million, a decrease of $1.0 million as compared to December 31, 2001. We generated cash of $3.5 million from our operating activities, consisting of net income after non-cash items of $8.7 million net of $5.2 million of other changes in operating assets and liabilities. We also used net cash of $4.5 million resulting from $4.5 million of purchases of fixed assets and intangible assets, capitalization of software developments costs and patent defense costs.

Our operating cash flows consist of transaction revenues from related parties and software solution fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income from related parties. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Joint Services Agreement, remits the gross amount owed to us. In addition, we have entered into a similar services agreements with TradeSpark and Freedom. Under the Administrative Services Agreement, the Joint Services Agreement and the services agreements with TradeSpark and Freedom, any net receivable or payable is settled at the discretion of the parties.

As a result of the September 11 Events, we anticipate that we will be required to make significant capital expenditures in the near future, including the acquisition of computer hardware, network infrastructure and facilities, including our new corporate headquarters in New York City. However, we expect insurance proceeds to fund a significant portion of these costs. In addition, we do not currently plan to rebuild a third data center.

Under the current operating structure, our cash flows from operations and our existing cash resources should be sufficient to fund our current working capital and current capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt, acquisition, recapitalization and reorganization alternatives. We are continually considering such options and their effect on our liquidity and capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have invested $158,180,497 of our cash in securities purchased under reverse repurchase agreements with Cantor, which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our cash in a manner that provides us with the appropriate level of liquidity to enable us to meet our current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that we do not currently have outside bank funding.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and CFS, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. Of the $139.6 million raised, approximately $8.7 million has been used to fund investments in various entities, approximately $48.1 million has been used to acquire fixed assets and to pay for the development of capitalized software, approximately $10.1 million has been used to purchase and perfect intangible assets and approximately $4.8 million has been used for other working capital purposes. The remaining $67.9 million has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank.

Of the amount of proceeds spent through March 31, 2002, approximately $20.0 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

ITEM 5.  OTHER INFORMATION

On May 6, 2002, we hired Jeffrey Chertoff as Senior Vice President and Chief Financial Officer. As Senior Vice President and Chief Financial Officer, Mr. Chertoff will be responsible for all aspects of our financial operations and will report to our Chief Operating Officer, Lee Amaitis, and to our Chairman, Chief Executive Officer and President, Howard Lutnick.

On March 29, 2002, we entered into a long term licensing agreement (the Agreement) with IntercontinentalExchange, Inc. (ICE) granting use of our Wagner Patent to ICE. Under the terms of the Agreement, ICE will pay an annual royalty of $2 million per year. ICE will also pay to us $0.10 for each contract that participants submit to the electronic futures exchange for trading, or $0.20 for each contract contained in matched trades on the electronic futures exchange. The Agreement will remain in effect until February 7, 2007, unless certain conditions are not met.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                eSpeed, Inc.
                                (Registrant)

                                /s/ Howard W. Lutnick
                                --------------------------
                                Howard W. Lutnick
                                Chairman, Chief Executive Officer and President


                                /s/ John G. Martinez
                                --------------------------
                                John G. Martinez
                                Controller (Principal Financial and Accounting Officer for the quarter ended March 31, 2002)


Date:    May 15, 2002