Form 10-Q
period 2002-06-30
ESPEED INC
filed 2002-08-14
CIK 1094831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002
                                       OR

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


                              135 East 57th Street
    -----------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                            New York, New York 10022
    -----------------------------------------------------------------------
                             (City, State, Zip Code)


                                 (212) 938-5000
    -----------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -   -


----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                               Outstanding at August 12, 2002
-----                                                               ------------------------------
Class A common stock, par value $.01 per share                       28,291,091
Class B common stock, par value $.01 per share                       26,688,814

PART I--FINANCIAL INFORMATION

ITEM 1.    Financial Statements:                                                        Page
Consolidated Statements of Financial Condition -                                        1
June 30, 2002 (unaudited) and December 31, 2001

Consolidated Statements of Operations (unaudited) - Three Months                        2
Ended June 30, 2002 and June 30, 2001

Consolidated Statements of Operations (unaudited) - Six Months                          3
Ended June 30, 2002 and June 30, 2001

Consolidated Statements of Cash Flows (unaudited) - Six Months                          4
Ended June 30, 2002 and June 30, 2001

Notes to Consolidated Financial Statements (unaudited)                                  5

ITEM 2. Management's Discussion and Analysis of Financial Condition                     11
and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk                      19

PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                              20

ITEM 2.  Changes in Securities and Use of Proceeds                                      21

ITEM 6.  Exhibits and Reports on Form 8-K                                               22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          ESPEED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                                June 30, 2002               December 31, 2001
                                                                           -------------------------     -------------------------
                                                                                 (unaudited)
                          Assets
Cash and cash equivalents..................................................     $   2,783,838                 $   2,567,932
Reverse repurchase agreements with related parties.........................       164,106,772                   157,330,676
                                                                                -------------                 -------------
  Total cash and cash equivalents..........................................       166,890,610                   159,898,608
Fixed assets, net..........................................................        22,813,018                    19,137,269
Investments................................................................        11,981,972                    11,732,863
Intangible assets..........................................................        10,258,560                     9,122,491
Insurance claim receivable, due from parent................................        12,832,886                            --
Other assets...............................................................         4,149,503                     3,207,832
                                                                                -------------                 -------------
      Total assets                                                              $ 228,926,549                 $ 203,099,063
                                                                                =============                 =============

                          Liabilities and Stockholders' Equity
Liabilities:
Payable to related parties, net............................................     $   2,988,792                 $   6,822,163
Accounts payable and accrued liabilities...................................        26,308,886                    23,095,092
                                                                                -------------                 -------------
      Total liabilities                                                            29,297,678                    29,917,255
                                                                                -------------                 -------------
Stockholders' equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized;
8,000,750 and 8,000,750 shares issued
 and outstanding...........................................................            80,008                       80,008
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,291,091 and 26,590,668 shares issued
and outstanding............................................................           282,911                      265,906
Class B common stock, par value $0.01 per share; 100,000,000 shares authorized; 26,688,814 and 28,354,737 shares
issued and outstanding.....................................................           266,888                      283,547
Additional paid in capital.................................................       267,092,980                  266,791,989
Unamortized expense of business partner securities.........................        (2,093,700)                 (2,691,900)
Treasury stock, 24,600 shares of Class A common stock at cost..............          (221,892)                   (221,892)
Accumulated deficit........................................................       (65,778,324)                (91,325,850)
                                                                                -------------                -------------
      Total stockholders' equity                                                  199,628,871                  173,181,808
                                                                                -------------                -------------

          Total liabilities and stockholders' equity                            $ 228,926,549                $ 203,099,063
                                                                                =============                =============

              See notes to consolidated financial statements

                          ESPEED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                                                                                   For the three months ended
                                                                                   ---------------------------
                                                                           June 30, 2002             June 30, 2001
Revenues:
  Transaction revenues with related parties
     Fully electronic transactions.................................... $        21,237,638       $      20,802,126
     Voice-assisted brokerage transactions............................           4,347,428               6,334,161
     Screen assisted open outcry transactions.........................              15,916                  66,250
                                                                       -------------------       ------------------
    Total transaction revenues with related parties...................          25,600,982              27,202,537
  Software solution fees from related parties.........................           3,468,786               5,009,737
  Software solution fees from unrelated parties.......................             805,815                 199,500
  Business interruption insurance proceeds from parent................          12,832,886                       -
  Interest income from related parties................................             740,625               1,667,702
                                                                       -------------------       ------------------
     Total revenues                                                             43,449,094              34,079,476
                                                                       -------------------       ------------------

Expenses:
  Compensation and employee benefits..................................           9,316,346              15,537,909
  Occupancy and equipment.............................................           5,791,572               7,941,481
  Professional and consulting fees....................................           1,192,737               2,334,719
  Communications and client networks..................................           1,694,007               2,301,870
  Marketing...........................................................           1,585,383               1,501,821
  Administrative fees paid to related parties.........................           2,145,827               2,891,482
  Non-cash business partner securities................................             406,403                 298,900
  Other...............................................................           1,511,411               2,084,499
                                                                       -------------------       ------------------
     Total expenses                                                             23,643,686              34,892,681
                                                                       -------------------       ------------------

Income (loss) before provision for income taxes                                 19,805,408                (813,205)
                                                                       -------------------       ------------------

Income tax provision:
  Federal.............................................................                   -                       -
  State and local.....................................................             114,000                 158,001
                                                                       -------------------       ------------------
     Total tax provision                                                           114,000                 158,001
                                                                       -------------------       ------------------

Net income (loss)                                                      $        19,691,408       $        (971,206)
                                                                       ===================       ==================

Per share data:

     Basic net income (loss) per share................................ $              0.36       $           (0.02)
     Fully diluted net income (loss) per share........................ $              0.35       $           (0.02)

     Basic weighted average shares of common stock
        outstanding...................................................          54,979,696              54,814,868
     Fully diluted weighted average shares of common stock
        outstanding...................................................          56,924,486              54,814,868

              See notes to consolidated financial statements

                         ESPEED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                                                                                   For the six months ended
                                                                                   -------------------------
                                                                            June 30, 2002            June 30, 2001
Revenues:
  Transaction revenues with related parties
    Fully electronic transactions..................................... $        42,825,976       $      42,076,159
    Voice-assisted brokerage transactions.............................           8,829,928              11,697,623
    Screen-assisted open outcry transactions..........................             123,262                 166,908
                                                                       -------------------       -----------------
    Total transaction revenues with related parties...................          51,779,166              53,940,690
  Software solution fees from related parties.........................           6,324,475               7,969,587
  Software solution fees from unrelated parties.......................           1,104,130                 647,920
  Business interruption insurance proceeds from parent................          12,832,886                       -
  Interest income from related parties................................           1,441,612               3,408,851
                                                                       -------------------       -----------------
     Total revenues                                                             73,482,269              65,967,048
                                                                       -------------------       -----------------

Expenses:
  Compensation and employee benefits..................................          18,634,649              31,386,507
  Occupancy and equipment.............................................          11,710,257              14,914,485
  Professional and consulting fees....................................           3,114,722               6,035,128
  Communications and client networks..................................           3,051,434               4,202,143
  Marketing...........................................................           3,234,528               2,998,771
  Administrative fees paid to related parties.........................           4,287,252               4,842,118
  Non-cash business partner securities................................             812,806                 298,900
  Other...............................................................           2,861,095               4,294,664
                                                                       -------------------       -----------------
     Total operating expenses                                                   47,706,743              68,972,716
                                                                       -------------------       -----------------
Income (loss) before provision for income taxes                                 25,775,526              (3,005,668)
                                                                       -------------------       -----------------
Income tax provision:
  Federal.............................................................                   -                       -
  State and local.....................................................             228,000                 258,000
                                                                       -------------------       -----------------
     Total tax provision                                                           228,000                 258,000
                                                                       -------------------       -----------------

Net income (loss)                                                      $        25,547,526       $      (3,263,668)
                                                                       ===================       =================

Per share data:
     Basic net income (loss) per share................................ $              0.46       $           (0.06)
     Fully diluted net income (loss) per share........................ $              0.45       $           (0.06)
     Basic weighted average shares of common stock
        outstanding...................................................          54,983,481              53,621,091
     Fully diluted weighted average shares of common stock
        outstanding...................................................          56,928,285              53,621,091

               See notes to consolidated financial statements

                          ESPEED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                                                                                   For the six             For the six
                                                                                   months ended            months ended
                                                                                  June 30, 2002           June 30, 2001
Cash flows from operating activities:
Net income (loss)...............................................................   $  25,547,526         $  (3,263,668)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
      Depreciation and amortization.............................................       5,393,273             3,006,935
      Amortization of non-cash business partner securities......................         812,806               298,900
      Equity in net (income) losses of certain unconsolidated investments.......          89,718               183,108
      Non-cash issuance of securities under employee benefit plans..............          54,638               251,440
(Increase) decrease in operating assets:
      Insurance claim receivable, due from parent...............................     (12,832,886)                   --
      Other assets..............................................................      (1,280,498)           (1,455,988)
Increase (decrease) in operating liabilities:
      Payable to related parties, net...........................................      (3,833,371)           (7,597,709)
      Accounts payable and accrued liabilities..................................       3,213,794             8,501,857
                                                                                   -------------         -------------
      Net cash provided by (used in) operating activities.......................      17,165,000               (75,125)
                                                                                   -------------         -------------

Cash flows from investing activities:
Purchases of fixed assets.......................................................      (5,265,506)           (5,834,270)
Capitalization of software development costs....................................      (3,178,641)           (4,046,227)
Capitalization of patent defense costs..........................................      (1,760,944)           (4,263,639)
                                                                                     -----------           -----------
      Net cash used in investing activities.....................................     (10,205,091)          (14,144,136)
                                                                                     -----------           -----------

Cash flows from financing activities:
Proceeds from issuance of securities............................................              --            47,750,000
Proceeds from issuance of securities under the ESPP.............................              --               393,789
Proceeds from exercises of options..............................................          32,093               414,298
Payments for issuance related expenses..........................................              --            (2,484,845)
                                                                                          ------            ----------
      Net cash provided by financing activities.................................          32,093            46,073,242
                                                                                          ------            ----------


Net increase (decrease) in cash and cash equivalents............................       6,992,002            31,853,981
                                                                                   -------------         -------------
Cash and cash equivalents, beginning of period..................................     159,898,608           122,163,712
                                                                                   -------------         -------------
Cash and cash equivalents, end of period........................................   $ 166,890,610         $ 154,017,693
                                                                                   =============         =============


    Supplemental disclosure of non-cash investing activities:
    Issuance of Class A common stock in exchange for investment                                            $6,970,907
    Issuance of Class A common stock in exchange for intangible asset                                         500,000
    Issuance of Class A common stock in exchange for other assets                                           4,013,992
                                                                                                          -----------

                                                                                                          $11,484,899
                                                                                                          ===========


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

Software solution fees: Pursuant to various services agreements, the Company recognizes fees from related parties in amounts generally equal to its actual direct and indirect costs, including overhead, of providing such services at the time when such services are performed. For specific technology support functions that are both utilized by the Company and provided to related parties, the Company allocates the actual costs of providing such support functions based on the relative usage of such support services by each party. In addition, certain clients of the Company provide online access to their customers through use of the Company's electronic trading platform. The Company receives up-front and/or periodic fees from unrelated parties for the use of its platform. Such fees are deferred and recognized as revenue ratably over the term of the licensing agreement. The Company also receives patent license fees from unrelated parties. Such fees are recognized as income ratably over the license period.

2.       SEPTEMBER 11 EVENTS

On September 11, 2001, the Company's principal place of business at One World Trade Center was destroyed and, in connection therewith, the Company lost 180 employees and Cantor and TradeSpark, LP lost an aggregate of 478 employees (the September 11 Events).

In 2001, the Company recognized a net provision of $13,323,189 for non-property damage related to the September 11 Events. Such provision includes the incremental costs associated with substituting external professionals for deceased employees, write-off of software development costs, write-off of goodwill and costs associated with the Company's restructuring, including costs associated with the closing of two offices, as a result of the September 11 Events, less refunds received for marketing campaigns which were cancelled after the September 11 Events. The write-off related to software development consists of costs that previously were capitalized but have been written off because the software being developed related to aspects of the Company's business that were adversely affected by the September 11 Events. The write-off of goodwill relates to goodwill associated with the acquisition of TreasuryConnect LLC.

                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of the remaining liability related to the September 11 Events as of June 30, 2002:

Description
-----------
Recruitment                                                $ 2,920,838
Restructuring                                                1,230,146
Other                                                        1,489,761
                                                             ---------

   Total                                                   $ 5,640,745
                                                             =========

In 2002, CFLP received $40,000,000 of insurance proceeds pursuant to its business interruption insurance coverage, of which $12,832,886 was attributable to the Company. Such amount represents payments for both lost revenues and increased expenses. For the six months ended June 30, 2002, the Company has recognized insurance proceeds receivable for such recoveries as "Insurance claim receivable, due from parent." Such amount was received by the Company in August 2002.

As a result of the September 11 Events, fixed assets with a book value of approximately $17,796,420 were destroyed. The Company has recovered these losses through its $40,000,000 of property insurance and, as such, has not recorded a net loss related to the destruction of its fixed assets.

In addition, the Company is in the process of replacing assets that were destroyed in connection with the September 11 Events. To the extent that the cost of assets replaced exceeds the carrying value of the assets destroyed, the Company would record a gain on replacement of assets resulting from potential additional recoveries under the Company's property and casualty coverage. The Company's property insurance covers full replacement cost of the assets actually replaced. However, the Company cannot currently estimate the amount or timing of any such gain, if any, and accordingly, no gains on replacement of fixed assets have been recorded during the period.

3.       FIXED ASSETS

                                                                      June 30,          December 31,
                                                                        2002               2001
                                                                  ----------------     -------------
Fixed assets consist of the following:
Computer and communication equipment                                $15,017,775          $10,021,646
Software, including software development costs                       21,973,821           18,870,472
Leasehold improvements and other fixed assets                           819,196              474,527
                                                                  ----------------     -------------
                                                                     37,810,792           29,366,645

Less accumulated depreciation and amortization                      (14,997,774)         (10,229,376)
                                                                  ----------------     -------------
Fixed assets, net                                                   $22,813,018          $19,137,269
                                                                  ================     =============

4.       INCOME TAXES

Since the date of the Company's initial public offering (the Offering), the Company has been subject to income tax as a corporation. Net operating losses
(NOLs) from that date, approximating $25,600,000, are available on a carry forward basis to offset operating income of the Company. However, a valuation allowance has been recorded at June 30, 2002 to offset the full amount of the NOLs as realization of this deferred tax benefit is dependent upon generating sufficient taxable income prior to the expiration of the NOLs.

                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       BUSINESS PARTNER TRANSACTIONS

Freedom
-------

The Company and Cantor formed a limited partnership (the LP) to acquire an interest in Freedom International Brokerage (Freedom), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company. The Company shares in 15% of the LP's cumulative profits but not in cumulative losses. Cantor will be allocated all of the LP's cumulative losses or 85% of the cumulative profits. The Company issued fully vested, non-forfeitable warrants to purchase shares of its Class A common stock to provide incentives over the three year period ending April 2004 to the other Freedom owner participants to migrate to the Company's fully electronic platform. The Company has recorded $598,200 as a non-cash charge for the six months ended June 30, 2002 representing amortization of the value of the warrants at the time of issue. The remaining unamortized balance of $2,093,700 will be recognized as an expense ratably through April 2004. To the extent necessary to protect the Company from any allocation of losses, Cantor is required to provide future capital contributions to the LP up to an amount that would make Cantor's total contribution equal to the Company's initial investment in the LP. The Company receives 65% of all electronic transaction services revenues and Freedom receives 35% of such revenues. The Company also receives 35% of revenues derived from Freedom's voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information.

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

Deutsche Bank
-------------

In connection with an agreement with Deutsche Bank, AG (Deutsche Bank), the Company previously sold Series C Redeemable Convertible Preferred Stock (Series C Preferred) to Deutsche Bank. On July 30th of each year of the five year agreement in which Deutsche Bank fulfills its liquidity and market-making obligations for specified products, one-fifth of such Series C Preferred will automatically convert into warrants to purchase shares of the Company's Class A common stock. For the twelve months ended July 30, 2002, Deutsche Bank is deemed to have fulfilled its obligations under the agreement. For the six months ended June 30, 2002, the Company has recognized a non-cash charge of $214,606, representing 10% of the value of the warrants at the time of issuance of the Series C Preferred.

6.       RELATED PARTY TRANSACTIONS

All of the Company's Reverse Repurchase Agreements are transacted on an overnight basis with CFS. Under the terms of these agreements, the securities collateralizing the Reverse Repurchase Agreements are held under a custodial arrangement with a third party bank and are permitted to be resold or repledged. The fair value of such collateral at June 30, 2002 and December 31, 2001 totaled $164,625,015 and $159,941,811, respectively.

Investments in TradeSpark and the LP that invested in Freedom are accounted for using the equity method. The carrying value of the investment in TradeSpark was $1,661,901 and $1,797,286 at June 30, 2002 and December 31, 2001, respectively.
The carrying value of the investment in the LP was $7,080,444 and $7,034,777 at June 30, 2002 and December 31, 2001, respectively. Such amounts are included in Investments in the Consolidated Statement of Financial Condition.

                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Amended and Restated Joint Services Agreement, as amended (the Joint Services Agreement), between the Company and Cantor and services agreements between the Company and each of TradeSpark, Freedom and Municipal Partners, LLC (MPLLC), the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom or MPLLC provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, the Company receives 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. Each of the Company and MPLLC receives 50% of the fully electronic revenues related to municipal bonds. In general, for voice-assisted brokerage transactions, the Company receives 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark or Freedom transactions. In addition, the Company receives 25% of the net revenues from Cantor's gaming businesses.

Under those services agreements, the Company has agreed to provide Cantor, TradeSpark, Freedom and MPLLC technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, TradeSpark and Freedom the actual direct and indirect costs, including overhead, of providing such services. The Company charges MPLLC an amount based upon the actual direct and indirect costs, including overhead, of providing such services. In exchange for a 25% share of the net revenues from Cantor's gaming businesses, the Company is obligated to spend and does not get reimbursed for the first $750,000 each quarter of the costs of providing support and development services for such gaming businesses.

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the six month periods ended June 30, 2002 and June 30, 2001 totaling $4,287,252 and $4,842,118, respectively.

The services provided under both the Joint Services Agreement and the Administrative Services Agreement are not the result of arm's-length negotiations because Cantor controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

Amounts due to or from related parties pursuant to transactions described above are non-interest bearing. As of June 30, 2002, receivables from TradeSpark, Freedom and MPLLC amounted to $2,695,711, $2,225,584 and $466,000, respectively, and are included in Payable to related parties, net in the Consolidated Statement of Financial Condition.

                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       INTERCONTINENTALEXCHANGE

On March 29, 2002, the Company entered into a long term licensing agreement (the Agreement) with IntercontinentalExchange, Inc. (ICE) granting use of the Wagner Patent to ICE. Under the terms of the Agreement, ICE pays the Company an annual royalty of $2 million per year. Such annual payment is recognized as income ratably throughout the year. The unearned portion of the annual royalty, amounting to $1,500,000, is included in Accounts payable and accrued liabilities. ICE will also pay to the Company $0.10 for each contract that participants submit to the electronic futures exchange for trading, or $0.20 for each contract contained in matched trades on the electronic futures exchange. The Agreement will remain in effect until February 7, 2007, unless certain contingencies are not met.

As part of the consideration for the Company's acquisition of the Wagner patent, the Company agreed to pay to the former owners a percentage of revenues generated from the patent. Accordingly, the Company paid approximately $234,000 during the quarter ended June 30, 2002. Such amounts are recognized as a reduction to revenues ratably throughout the year.

8.       EMPLOYEE SHARE TRANSACTIONS

The Company issued 5,814 shares of its Class A common stock valued at $54,638 as the Company's matching contribution to the eSpeed Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates during the six months ended June 30, 2002 with respect to employee contributions in 2001. The Company issued 14,050 shares of its Class A common stock valued at $220,432 as the Company's matching contribution during the six months ended June 30, 2001 with respect to employee contributions in 2000.

During the six month periods ended June 30, 2002 and 2001, the Company issued options to purchase 295,600 and 210,709 shares, respectively, of its Class A common stock to employees of the Company. The options were issued at exercise prices equal to the market price of the underlying Class A Common stock at the date of grant. During the six month periods ended June 30, 2002 and 2001, the Company issued 624 and 18,833 shares, respectively, of its Class A common stock to employees as a result of exercises of options. The options had been granted pursuant to the eSpeed, Inc. 1999 Long-Term Incentive Plan (the LT Plan).

During the six months ended June 30, 2001, the Company issued 10,934 shares of restricted Class A common stock valued at $220,247 to certain employees under the LT Plan. For the three months ended June 30, 2001, the Company recognized $31,008 of compensation expense related to the awards. The Company elected to fully vest the restricted shares after the September 11 Events.

9.       REGULATORY CAPITAL REQUIREMENTS

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At June 30, 2002, eSpeed Government Securities, Inc.'s liquid capital of $65,795,479 was in excess of minimum requirements by $65,770,479.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2002, eSpeed Securities, Inc. had net capital of $6,988,046, which was $6,671,807 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .68 to 1.

                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

10.      COMMITMENTS AND CONTINGENCIES

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

                                 Three months          Three months
                                     ended                  ended           Six months ended       Six months ended
Transaction revenues:            June 30, 2002         June 30, 2001         June 30, 2002          June 30, 2001
---------------------         ----------------------------------------------------------------------------------------
Europe                        $       5,799,120    $        4,850,998    $        11,560,661    $     10,192,634
Asia                                    432,840               602,009              1,342,540           1,382,033
                              -----------------    ------------------    -------------------    ----------------
Total Non-Americas                    6,231,960             5,453,007             12,903,201          11,574,667
Americas                             19,369,022            21,749,530             38,875,965          42,366,023
                                     ----------            ----------             ----------          ----------
Total                         $      25,600,982     $      27,202,537    $        51,779,166    $     53,940,690
                              =================     =================    ===================    ================

Average long-lived assets:                                                   June 30, 2002        December 31, 2001
-------------------------                                                 --------------------------------------------
Europe                                                                    $        5,499,671     $      4,543,563
Asia                                                                                 413,517              472,098
                                                                          --------------------  -----------------
Total Non-Americas                                                                 5,913,188            5,015,661
Americas                                                                          15,766,120           12,049,313
                                                                          ------------------      ---------------
Total                                                                     $       21,679,308      $    17,064,974
                                                                          ==================      ===============

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

We continue to pursue our strategy to expand our client base and expand the number and types of products that our clients can trade electronically on our system. Other than Cantor, no client of ours accounted for more than 10% of our revenues from our date of inception through June 30, 2002.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES

                                                                                            Three months ended
                                                                                    ------------------------------------
                                                                                        June 30,           June 30,
                                                                                          2002               2001
                                                                                    -----------------  ----------------
Transaction revenues with related parties:
       Fully electronic transactions.........................................       $      21,237,638  $     20,802,126
       Voice-assisted brokerage transactions.................................               4,347,428         6,334,161
       Screen-assisted open outcry transactions..............................                  15,916            66,250
                                                                                    -----------------  ----------------
                  Total transaction revenues with related parties............              25,600,982        27,202,537

Software solution fees from related parties..................................               3,468,786         5,009,737
Software solution fees from unrelated parties................................                 805,815           199,500
Business interruption insurance proceeds from parent.........................              12,832,886                --
Interest income from related parties.........................................                 740,625         1,667,702
                                                                                              -------         ---------
                  Total revenues.............................................       $      43,449,094  $     34,079,476
                                                                                    =================  ================

TRANSACTION REVENUES WITH RELATED PARTIES

Under the Joint Services Agreement between us and Cantor and services agreements between us and each of TradeSpark, Freedom and MPLLC, we own and operate the electronic trading system and are responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom or MPLLC provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. Each of the Company and MPLLC receives 50% of the fully electronic revenues related to municipal bonds. In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark and Freedom transactions. In addition, we receive 25% of the net revenues from Cantor's gaming businesses.

For the three months ended June 30, 2002, we earned transaction revenues with related parties of $25,600,982, a decrease of 6% as compared to transaction revenues of $27,202,537 for the three months ended June 30, 2001. For the three months ended June 30, 2002, 83% of our transaction revenues were generated from fully electronic transactions.

Our revenues are currently highly dependent on transaction volume in the global financial product markets. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. As a result of the ongoing difficulties facing some of the largest energy market participants, it is difficult to estimate the trading level volumes in these markets and therefore the impact on our future transaction revenues earned from TradeSpark. Our transaction revenues fluctuate due to the mix of products and relative trading volumes, price per product variations and volume discounts provided to certain customers. Therefore, the relationship between volume and revenue generation will fluctuate from period to period. In addition, a significant amount of our revenues is currently received in connection with our relationship with Cantor. Consequently, our revenues have been negatively affected by the effect of the September 11 Events on Cantor and may continue to be negatively affected in the future if Cantor's business continues to suffer due to the September 11 Events or otherwise.

SOFTWARE SOLUTION FEES FROM RELATED PARTIES

Under various services agreements, we provide Cantor, TradeSpark, Freedom and MPLLC, technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, TradeSpark and Freedom the actual direct and indirect costs, including overhead, of providing such services; provided, however, in exchange for a 25% share of the net revenues from Cantor's gaming businesses, we are obligated to spend, and do not otherwise get reimbursed for, the first $750,000 of costs for providing technology support and development services in connection with such gaming businesses. We charge MPLLC an amount based upon actual direct and indirect costs of providing such services.

Software solution fees from related parties for the three months ended June 30, 2002 were $3,468,786. This compares with software solution fees from related parties for the three months ended June 30, 2001 of $5,009,737, a decrease of 31%. As a result of the September 11 Events, there has been a reduction in demand for our support services from Cantor and TradeSpark due to the loss of their voice brokers, offset in part by additional software solution fees from MPLLC, and therefore a decrease in our software solution fees from related parties.

SOFTWARE SOLUTION FEES FROM UNRELATED PARTIES

Certain of our clients provide online access to their customers through use of our electronic trading platform for which we receive fees. Such fees are deferred and recognized as revenues ratably over the term of the licensing agreement. We also receive software solution fees from unrelated parties by charging our clients for additional connections to our system to help protect them from possible business interruptions. Software solution fees from unrelated parties for the three months ended June 30, 2002 were $805,815 as compared to software solution fees from unrelated parties of $199,500 for the three months ended June 30, 2001, an increase of 304%, due primarily to $500,000 of licensing fees earned from IntercontinentalExchange for use of the Wagner Patent.

BUSINESS INTERRUPTION INSURANCE PROCEEDS

During the three months ended June 30, 2002, we recognized $12,832,886 as our portion of the $40,000,000 insurance recovery received by Cantor. Such amount was received in August 2002.

INTEREST INCOME FROM RELATED PARTIES

For the three months ended June 30, 2002, weighted average interest rates on overnight reverse repurchase agreements were 1.6% as compared to 4.2% for the three months ended June 30, 2001. As a result, we generated interest income from related parties of $740,625 for the three months ended June 30, 2002 as compared to $1,667,702 for the three months ended June 30, 2001, a decrease of 56%.

EXPENSES

                                                                         Three months ended
                                                                   --------------------------------
                                                                      June 30,         June 30,
                                                                        2002             2001
                                                                   ---------------  --------------

Compensation and employee benefits...........................      $     9,316,346  $   15,537,909
Occupancy and equipment......................................            5,791,572       7,941,481
Professional and consulting fees.............................            1,192,737       2,334,719
Communications and client networks...........................            1,694,007       2,301,870
Marketing....................................................            1,585,383       1,501,821
Administrative fees paid to related parties..................            2,145,827       2,891,482
Non-cash business partner securities.........................              406,403         298,900
Other........................................................            1,511,411       2,084,499
                                                                   ---------------  --------------

       Total expenses........................................      $    23,643,686  $   34,892,681
                                                                   ===============  ==============

COMPENSATION AND EMPLOYEE BENEFITS

At June 30, 2002, we had approximately 294 employees, as compared to approximately 484 employees at June 30, 2001. The decrease in the number of employees was principally due to the September 11 Events. Substantially all of our employees are full time employees located predominantly in the New York metropolitan area and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided benefits for our employees. For the three months ended June 30, 2002, our compensation costs were $9,316,346 as compared to $15,537,909 for the three months ended June 30, 2001, a decrease of 40%. Our future compensation costs are uncertain and are dependent upon the degree and/or speed with which we replace our lost employees and businesses.

OCCUPANCY AND EQUIPMENT

Occupancy and equipment costs were $5,791,572 for the three months ended June 30, 2002 as compared to occupancy and equipment costs of $7,941,481 for the three months ended June 30, 2001, a decrease of 27%. The decrease was primarily caused by our reduced need for office space as a result of the September 11 Events. Occupancy expenditures primarily consist of the rent and facilities costs of our offices in London, Tokyo and the New York metropolitan area. We moved into our new corporate headquarters during the second quarter of 2002. We anticipate that our occupancy costs will remain substantially unchanged in the near future as compared to the three months ended June 30, 2002. Although we believe that our equipment costs will increase in the future, we anticipate that equipment costs will remain below those incurred prior to the September 11 Events.

PROFESSIONAL AND CONSULTING FEES

Professional and consulting fees were $1,192,737 for the three months ended June 30, 2002 as compared to $2,334,719 for the three months ended June 30, 2001, a decrease of 49%, primarily due to a decrease in legal and contract employee personnel costs.

COMMUNICATIONS AND CLIENT NETWORKS

Communications costs were $1,694,007 for the three months ended June 30, 2002, a 26% decrease over communication costs of $2,301,870 for the three months ended June 30, 2001, due principally to decreased data and telephone costs subsequent to the September 11 Events. Communications costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to reconstruct our digitally managed global network, increase connectivity and connect additional customers to our network.

MARKETING

We incurred marketing expenses of $1,585,383 during the three months ended June 30, 2002 as compared to marketing expenses during the three month period ended June 30, 2001 of $1,501,821, an increase of 6%, resulting from the development of a 2002 advertising campaign. We expect the campaign to result in increased marketing expenses through the third quarter of 2002.

ADMINISTRATIVE FEES PAID TO RELATED PARTIES

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect cost of providing such services. Administrative fees paid to related parties were $2,145,827 for the three months ended June 30, 2002 as compared to administrative fees of $2,891,482 for the three months ended June 30, 2001, a decrease of 26%.

Administrative fees paid to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor's administrative services which we utilize. Due to the continuing effects of the September 11 Events on both us and Cantor, the level of future administrative fees cannot be reasonably determined at this time.

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

OTHER EXPENSES

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the three months ended June 30, 2002, other expenses were $1,511,411 as compared to other expenses of $2,084,499 for the three months ended June 30, 2001, a decrease of 27%, principally as a result of decreased recruitment fees. We anticipate that other expenses will not increase in the near future because, although we expect to incur additional recruitment fees in the near future due to the September 11 Events, these recruitment costs were estimated and included in the Provision for September 11 Events recorded in 2001.

NET INCOME

Excluding non-cash business partner securities, our net income was $20,097,811 for the three months ended June 30, 2002. Including the above non-cash charges, our net income was $19,691,408 for the three months ended June 30, 2002.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES

                                                                                             Six months ended
                                                                                    ------------------------------------
                                                                                        June 30,           June 30,
                                                                                          2002               2001
                                                                                    -----------------  ----------------
Transaction revenues with related parties:
       Fully electronic transactions.........................................       $      42,825,976  $     42,076,159
       Voice-assisted brokerage transactions.................................               8,829,928        11,697,623
       Screen-assisted open outcry transactions..............................                 123,262           166,908
                                                                                    -----------------  ----------------
                  Total transaction revenues with related parties............              51,779,166        53,940,690

Software solution fees from related parties..................................               6,324,475         7,969,587
Software solution fees from unrelated parties................................               1,104,130           647,920
Business interruption insurance proceeds from parent.........................              12,832,886                --
Interest income from related parties.........................................               1,441,612         3,408,851
                                                                                    -----------------  ----------------
                  Total revenues.............................................       $      73,482,269  $     65,967,048
                                                                                    =================  ================

TRANSACTION REVENUES WITH RELATED PARTIES

For the six months ended June 30, 2002, we earned transaction revenues with related parties of $51,779,166, a decrease of 4.0% as compared to transaction revenues of $53,940,690 for the six months ended June 30, 2001. For the six months ended June 30, 2002, 83% of our transaction revenues were generated from fully electronic transactions.

Our revenues are currently highly dependent on transaction volume in the global financial product markets. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. As a result of the ongoing difficulties facing some of the largest energy market participants, it is difficult to estimate the trading level volumes in these markets and therefore the impact on our future transaction revenues earned from TradeSpark. Our transaction revenues fluctuate due to the mix of products and relative trading volumes, price per product variations and volume discounts provided to certain customers. Therefore, the relationship between volume and revenue generation will fluctuate from period to period. In addition, a significant amount of our revenues is currently received in connection with our relationship with Cantor. Consequently, our revenues have been negatively affected by the effect of the September 11 Events on Cantor and may continue to be negatively affected in the future if Cantor's business continues to suffer due to the September 11 Events or otherwise.

SOFTWARE SOLUTION FEES FROM RELATED PARTIES

Software solution fees from related parties for the six months ended June 30, 2002 were $6,324,475. This compares with software solution fees from related parties for the six months ended June 30, 2001 of $7,969,587, a decrease of 21%. As a result of the September 11 Events, there has been a reduction in demand for our support services from Cantor and TradeSpark due to the loss of their voice brokers, offset in part by additional software solution fees from MPLLC, and therefore a decrease in our software solution fees from related parties.

SOFTWARE SOLUTION FEES FROM UNRELATED PARTIES

Certain of our clients provide online access to their customers through use of our electronic trading platform for which we receive fees. Such fees are deferred and recognized as revenues ratably over the term of the licensing agreement. We also receive software solution fees from unrelated parties by charging our clients for additional connections to our system to help protect them from possible business interruptions. Software solution fees from unrelated parties for the six months ended June 30, 2002 were $1,104,130 as compared to software solution fees from unrelated parties of $647,920 for the three months ended June 30, 2001, an increase of 70%, due primarily to $500,000 of licensing fees earned from IntercontinentalExchange for use of the Wagner Patent.

BUSINESS INTERRUPTION INSURANCE PROCEEDS

During the six months ended June 30, 2002, we recognized $12,832,886 as our portion of the $40,000,000 insurance recovery received by Cantor. Such amount was received in August 2002.

INTEREST INCOME FROM RELATED PARTIES

For the six months ended June 30, 2002, weighted average interest rates on overnight reverse repurchase agreements were 1.7% as compared to 4.8% for the six months ended June 30, 2001. As a result, we generated interest income from related parties of $1,441,612 for the six months ended June 30, 2002 as compared to $3,408,851 for the six months ended June 30, 2001, a decrease of 58%.

                                                                          Six months ended
                                                                   --------------------------------
                                                                      June 30,         June 30,
                                                                        2002             2001
EXPENSES                                                           ---------------  --------------

Compensation and employee benefits...........................      $    18,634,649  $   31,386,507
Occupancy and equipment......................................           11,710,257      14,914,485
Professional and consulting fees.............................            3,114,722       6,035,128
Communications and client networks...........................            3,051,434       4,202,143
Marketing....................................................            3,234,528       2,998,771
Administrative fees paid to related parties..................            4,287,252       4,842,118
Non-cash business partner securities.........................              812,806         298,900
Other........................................................            2,861,095       4,294,664
                                                                   ---------------  --------------

       Total expenses........................................      $    47,706,743  $   68,972,716
                                                                   ===============  ==============


COMPENSATION AND EMPLOYEE BENEFITS

At June 30, 2002, we had approximately 294 employees, as compared to approximately 484 employees at June 30, 2001. The decrease in the number of employees was principally due to the September 11 Events. Substantially all of our employees are full time employees located predominantly in the New York metropolitan area and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided benefits for our employees. For the six months ended June 30, 2002, our compensation costs were $18,634,649 as compared to $31,386,507 for the six months ended June 30, 2001, a decrease of 41%. Our future compensation costs are uncertain and are dependent upon the degree and/or speed with which we replace our lost employees and businesses.

OCCUPANCY AND EQUIPMENT

Occupancy and equipment costs were $11,710,257 for the six months ended June 30, 2002 as compared to occupancy and equipment costs of $14,914,485 for the six months ended June 30, 2001, a decrease of 21%. The decrease was primarily caused by our reduced need for office space as a result of the September 11 Events. Occupancy expenditures primarily consist of the rent and facilities costs of our offices in London, Tokyo and the New York metropolitan area. We moved into our new corporate headquarters during the second quarter of 2002. We anticipate that our occupancy costs will increase slightly in the near future as compared to the six months ended June 30, 2002. Although we believe that our equipment costs will increase in the future, we anticipate that equipment costs will remain below those incurred prior to the September 11 Events.

PROFESSIONAL AND CONSULTING FEES

Professional and consulting fees were $3,114,722 for the six months ended June 30, 2002 as compared to $6,035,128 for the six months ended June 30, 2001, a decrease of 48%, primarily due to a decrease in legal and contract employee personnel costs.

COMMUNICATIONS AND CLIENT NETWORKS

Communications costs were $3,051,434 for the six months ended June 30, 2002, a 27% decrease over communication costs of $4,202,143 for the six months ended June 30, 2001, due principally to decreased data and telephone costs subsequent to the September 11 Events. Communications costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to reconstruct our digitally managed global network, increase connectivity and connect additional customers to our network.

MARKETING

We incurred marketing expenses of $3,234,528 during the six months ended June 30, 2002 as compared to marketing expenses during the six month period ended June 30, 2001 of $2,998,771, an increase of 8%, resulting from the development of a 2002 advertising campaign. We expect the campaign to result in increased marketing expenses through the third quarter of 2002.

ADMINISTRATIVE FEES PAID TO RELATED PARTIES

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect cost of providing such services. Administrative fees paid to related parties were $4,287,252 for the six months ended June 30, 2002 as compared to administrative fees of $4,842,118 for the six months ended June 30, 2001, a decrease of 11%.

Administrative fees paid to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor's administrative services which we utilize. Due to the continuing effects of the September 11 Events on both us and Cantor, the level of future administrative fees cannot be reasonably determined at this time.

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

OTHER EXPENSES

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the six months ended June 30, 2002, other expenses were $2,861,095 as compared to other expenses of $4,294,664 for the six months ended June 30, 2001, a decrease of 33%, principally as a result of decreased recruitment fees. We anticipate that other expenses will not increase in the near future because, although we expect to incur additional recruitment fees in the near future due to the September 11 Events, these recruitment costs were estimated and included in the Provision for September 11 Events recorded in 2001.

NET INCOME

Excluding non-cash business partner securities, our net income was $26,360,332 for the six months ended June 30, 2002. Including the above non-cash charges, our net income was $25,547,526 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had cash and cash equivalents of $166.9 million, an increase of $7.0 million as compared to December 31, 2001. We generated cash of $17.2 million from our operating activities, consisting of net income after non-cash items of $31.8 million net of $14.6 million of other changes in operating assets and liabilities. We also used net cash of $10.2 million resulting from $10.2 million of purchases of fixed assets and intangible assets, capitalization of software development costs and patent defense costs.

Our operating cash flows consist of transaction revenues from related parties and software solution fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income from related parties. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Joint Services Agreement, remits the gross amount owed to us. In addition, we have entered into similar services agreements with TradeSpark, Freedom and MPLLC. Under the Administrative Services Agreement, the Joint Services Agreement and the services agreements with TradeSpark, Freedom and MPLLC, any net receivable or payable is settled at the discretion of the parties.

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

Under the current operating structure, our cash flows from operations and our existing cash resources should be sufficient to fund our current working capital and current capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt, acquisition, recapitalization and reorganization alternatives. We are continually considering such options, including the possibility of additional repurchases of our Class A common stock, and their effect on our liquidity and capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2002, we had invested $164,106,772 of our cash in securities purchased under reverse repurchase agreements with Cantor, which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our cash in a manner that provides us with the appropriate level of liquidity to enable us to meet our current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that we do not currently have outside bank funding.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

eSpeed patent related legal proceedings

After we acquired the Wagner patent in April 2001, we joined ETS, the prior patent owner, as a plaintiff in litigation pending in the United States District Court for the Northern District of Texas against the Board of Trade of the City of Chicago and the Chicago Mercantile Exchange, and in the Southern District of New York against the New York Mercantile Exchange. The plaintiffs allege that the defendants in each case infringed the Wagner patent. The complaints seek injunctive relief, a reasonable royalty, treble damages pursuant to 37 U.S.C. ss.284, attorneys' fees, interest and costs. The defendants have asserted counterclaims by which they contend they are entitled to their attorneys' fees should they prevail. On October 12, 2001, the Judge in the Texas case entered an order following a hearing (usually referred to as a Markman hearing) construing the claims of the patent. On June 26, 2002, the Judge in the New York case entered an order following a Markman hearing construing the claims of the patent. We believe that both of those Markman rulings were generally consistent with our interpretation of the scope of the patent.

Discovery is essentially complete in the Texas case and preparation is underway for a trial scheduled for September 9, 2002. Expert discovery is ongoing in the New York case, and a limited amount of fact discovery remains. The New York case is scheduled to be trial ready by mid-December 2002 with a trial likely in 2003.

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

On November 5, 2001, Justice Steele entered an Order of Declaratory Judgment, which provides that if Iris Cantor, CFI and/or Rod Fisher, through MDC or otherwise, wish to compete with CFLP or its affiliates in a manner that could reasonably be expected to harm a core business of CFLP, they must obtain the written consent of CFLP's Managing General Partner. On December 4, 2001, the defendants filed notices of appeal. The Delaware Supreme Court dismissed the appeals as interlocutory. On June 21, 2002 (and revised July 8, 2002), the Court rendered an opinion denying defendants' further reargument as to the damages award and stated that the case is now ripe for appeal. The parties were asked to submit a proposed form of order. In a related proceeding, MDC has alleged that CFLP has violated the declaratory judgment order by withholding its consent for MDC to engage in certain business transactions. That matter is scheduled for a hearing before the Delaware Court of Chancery's Special Master on September 26 and 27, 2002.

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

On May 16, 2000, CFI filed an action in Delaware Superior Court, New Castle County, against CFLP and CF Group Management, Inc. (CFGM) seeking payment of $40 million allegedly due pursuant to a settlement agreement in an earlier litigation between the parties. The complaint alleges that CFI is entitled to a one-time $40 million payment upon "an initial public offering of CFLP or of a successor to a material portion of the assets and business of CFLP..." CFI alleges that our initial public offering on December 10, 1999 triggered the payment obligation under the settlement agreement. On September 26, 2000, CFLP and CFGM filed an answer denying liability. Following the events of September 11, 2001, the action was stayed. The Court has ruled that the stay is to remain in place until September 2002.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and CFS, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. Of the $139.6 million raised, approximately $8.9 million has been used to fund investments in various entities, approximately $54.0 million has been used to acquire fixed assets and to pay for the development of capitalized software and approximately $10.7 million has been used to purchase and perfect intangible assets. The remaining $66.0 million has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank.

Of the amount of proceeds spent through June 30, 2002, approximately $22.1 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

                            Exhibit No.                                           Description
                            -----------                                           -----------
                                99                          Certification by the Chief Executive Officer and Chief
                                                            Financial Officer Relating to a Periodic Report
                                                            Containing Financial Statements

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

                            /s/ Howard W. Lutnick
                            ---------------------

                            Howard W. Lutnick
                            Chairman, Chief Executive Officer and President


                            /s/ Jeffrey M. Chertoff
                            -----------------------

                           Jeffrey M. Chertoff
                           Chief Financial Officer


Date:    August 14, 2002

                                  EXHIBIT INDEX


                            Exhibit No.                                           Description
                            -----------                                           -----------
                                99                          Certification by the Chief Executive Officer and Chief
                                                            Financial Officer Relating to a Periodic Report
                                                            Containing Financial Statements