Form 10-K/A
period 2001-12-31
ESPEED INC
filed 2002-10-18
CIK 1094831

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

            FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-28191

                                 --------------

                                  ESPEED, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                  13-4063515
           (State or Other                            (I.R.S. Employer
     Jurisdiction of Incorporation)                   Identification No.)

135 E. 57TH STREET, NEW YORK, NEW YORK                      10022
(Address of Principal Executive Offices)                 (Zip Code)

                                 (212) 938-5000
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

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at March 15, 2002
-----                                              -----------------------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE     28,290,779 SHARES
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE     26,688,814 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      NONE.

================================================================================
                                  eSPEED, INC.
                         2001 FORM 10-K/A ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                        Page


INTRODUCTORY NOTE.....................................................    ii

PART III

ITEM 11.  EXECUTIVE COMPENSATION......................................    1

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    3

                                INTRODUCTORY NOTE

We are filing this Form 10-K/A in order to amend and restate the information disclosed in Item 11 and Item 13 of Part III. In Item 11, the principal change we made was to amend the bonus compensation amount for Joseph C. Noviello, our Chief Information Officer and Executive Vice President, and to amend the Value of Unexercised In-The-Money Options at Fiscal Year End. The principal change we made to Item 13 was to add disclosure regarding our employees' purchase of Cantor Fitzgerald, L.P. partnership units. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

                                    PART III

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

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                                                    ------------
                                                                                       AWARDS
                                                                                     SECURITIES
                                                               SALARY     BONUS      UNDERLYING
              NAME AND PRINCIPAL POSITION             YEAR      ($)        ($)       OPTIONS (#)
              ---------------------------             ----    -------    -------    ------------
Howard W. Lutnick..................................   2001    400,000    600,000     1,500,000
   Chairman, Chief Executive Officer                  2000    350,000    650,000       625,000
   and President                                      1999    280,000         --     2,500,000

Frederick T. Varacchi*.............................   2001    354,167    500,000            --
                                                      2000    500,000    500,000       200,000
                                                      1999    400,000         --       800,000

Douglas B. Gardner*................................   2001    177,083    350,000            --
                                                      2000    250,000    350,000        75,000
                                                      1999    200,000         --       375,000

Lee M. Amaitis.....................................   2001    107,418    300,000       375,000
   Global Chief Operating Officer                     2000    107,418    333,333        50,000
                                                      1999         --         --       325,000

Joseph C. Noviello.................................   2001    275,000  1,000,000 (1)   200,000
   Chief Information Officer and Executive Vice       2000    250,000    350,500        65,000
   President                                          1999    175,000    250,000        85,000


Stephen M. Merkel..................................   2001    150,000    400,000       200,000
   General Counsel, Executive Vice President and      2000    150,000    300,000       100,000
   Secretary                                          1999    120,000         --       100,000

----------

*Messrs. Varacchi and Gardner were lost as a result of the terrorist attacks on September 11, 2001.

(1) The after-tax portion of $600,000 of such bonus was used to purchase units in Cantor Fitzgerald, L.P. See "Item 13. Certain Relationships and Related Transactions."

The following table sets forth the options granted during 2001 to, and the value of the options held on December 31, 2001 by, our Named Executive Officers. Messrs. Varacchi and Gardner were not granted any options during 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                                                      PERCENT OF TOTAL
                                    NUMBER OF SHARES  OPTIONS GRANTED
                                   UNDERLYING OPTIONS   TO EMPLOYEES    EXERCISE OR BASE                     GRANT DATE
                 NAME                    GRANTED          IN 2001       PRICE ($/SHARE)   EXPIRATION DATE   PRESENT VALUE ($)
                 ----                    -------          -------       ---------------   ---------------   -----------------
Howard W. Lutnick.................     1,500,000(1)         42.2              5.10           10/19/11        4,068,150(2)
Lee M. Amaitis....................       375,000(1)         10.5              5.10           10/19/11        1,017,038(2)
Joseph C. Noviello................       200,000(1)          5.6              5.10           10/19/11          542,420(2)
Stephen M. Merkel.................       200,000(1)          5.6              5.10           10/19/11          542,420(2)

----------
(1) The options vest quarterly over a four year period from the date of grant, October 19, 2001.

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                            NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                 SHARES                       UNEXERCISED OPTIONS/SARS AT     IN-THE-MONEY OPTIONS/SARS AT
                               ACQUIRED ON  VALUE REALIZED        FISCAL YEAR END (#)            FISCAL YEAR END($)(1)
                                EXERCISE     ON EXERCISE    -------------------------------   -----------------------------
               NAME                (#)           ($)         Exercisable     Unexercisable    Exercisable     Unexercisable
---------------------------------------------------------------------------------------------------------------------------
Howard W. Lutnick............       0             0           1,425,000        3,200,000           0            4,770,000
Frederick T. Varacchi*.......       0             0           1,000,000            0               0                0
Douglas B. Gardner*..........       0             0            450,000             0               0                0
Lee M. Amaitis...............       0             0            140,000          610,000            0            1,192,500
Joseph C. Noviello...........       0             0            58,750           291,250            0             636,000
Stephen M. Merkel............       0             0            60,000           340,000            0             636,000

----------
(1) Based on the last reported price of $8.28 for our Class A common stock on December 31, 2001.

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

JOINT SERVICES AGREEMENT

Under our Amended and Restated Joint Services Agreement, as amended, with Cantor and services agreements with TradeSpark, Freedom and Municipal Partners, LLC, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom and Municipal Partners, LLC provide voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. Our agreement with Cantor provides for a perpetual term.

REVENUE SHARING ARRANGEMENTS

Under our Amended and Restated Joint Services Agreement, as amended, with Cantor and services agreements with TradeSpark, Freedom and Municipal Partners, LLC, we own and operate the electronic trading system and are responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom or Municipal Partners, LLC provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. We and Municipal Partners, LLC each receive 50% of the fully electronic revenues related to municipal bonds. In general, for voice-assisted brokerage transactions we receive 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark or Freedom transactions. In addition, we receive 25% of the net revenues from Cantor's gaming business.

SOFTWARE SOLUTION SERVICES

We also provide to Cantor, TradeSpark, Freedom and Municipal Partners, LLC software solution services, including (1) systems administration; (2) internal network support; (3) support and procurement for desktops of end-user equipment;
(4) operations and disaster recovery services; (5) voice and data communications; (6) support and development of systems for clearance, settlement and other fulfillment services; (7) systems support for broker; (8) electronic applications systems and network support and development; and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, TradeSpark and Freedom the actual direct and indirect costs, including overhead, that we incur in performing these services. We charge Municipal Partners, LLC an amount based on the actual direct and indirect costs, including overhead, of providing such services. In exchange for a 25% share of the net revenues from Cantor's gaming businesses, we are obligated to spend and do not get reimbursed for the first $750,000 each quarter of costs of providing support and development services for such gaming businesses.

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

Pursuant to the Administrative Services Agreement, Cantor is required to obtain for us, among other things, property and casualty insurance of not less than $40 million and business interruption insurance of $25 million. Cantor has procured insurance coverage for us in these respective amounts; however, we are listed on this insurance policy as one of several insured parties, together with Cantor and several of its affiliates. This insurance policy is for aggregate amounts in excess of the amounts set forth above. The Administrative Services Agreement does not provide for the allocation of the proceeds among the named insureds. Insurance proceeds paid to date have been paid to Cantor on behalf of all parties named on the policy, and Cantor has allocated these proceeds among the insured parties. Pursuant to this allocation, we received approximately $20.5 million of property insurance proceeds in 2001 with respect to fixed assets of ours that were destroyed as a result of the September 11 Events.

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

POTENTIAL CONFLICTS OF INTEREST AND COMPETITION WITH CANTOR

Various conflicts of interest between us and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. Four of our directors and a majority of our officers also serve as directors and/or officers of Cantor. Simultaneous service as an eSpeed director or officer and service as a director or officer, or status as a partner, of Cantor could create or appear to create potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor. Mr. Lutnick, our Chairman, President and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor. As a result, Mr. Lutnick controls Cantor. Cantor owns shares of our Class A common stock and Class B common stock representing approximately 90.4% of the Total Voting Power of our capital stock. Mr. Lutnick's simultaneous service as our Chairman, President and Chief Executive Officer and his control of Cantor could create or appear to create potential conflicts of interest when Mr. Lutnick is faced with decisions that could have different implications for us and for Cantor.

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

TRADESPARK

On September 22, 2000, we made a cash investment in TradeSpark of $2.0 million in exchange for a 5% interest in TradeSpark, and Cantor made a cash investment of $4.25 million in TradeSpark and agreed to contribute to TradeSpark certain assets relating to its voice brokerage business in certain energy products in exchange for a 28.33% interest in TradeSpark. We and Cantor also executed an amendment to the Joint Services Agreement in order to enable each of us to engage in this business transaction. The remaining 66.67% interest in TradeSpark was purchased by energy industry market participants (EIPs). In connection with such investment, we entered into a perpetual technology services agreement with TradeSpark pursuant to which we provide the technology infrastructure for the transactional and technology related elements of the TradeSpark marketplace as well as certain other services to TradeSpark in exchange for specified percentages of transaction revenues from the marketplace. If a transaction is fully electronic, we receive 65% of the aggregate transaction revenues and TradeSpark receives 35% of the transaction revenues. In general, if TradeSpark provides voice-assisted brokerage services with respect to a transaction, then we receive 35% of the revenues and TradeSpark receives 65% of the revenues. Cantor also entered into an administrative services agreement with TradeSpark pursuant to which it provideS administrative services to TradeSpark at cost. We and Cantor each received representation rights on the management committee of TradeSpark in proportion to our ownership interests in TradeSpark.

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

MUNICIPAL PARTNERS

In January 2002, Cantor sold the assets of the business known as Municipal Partners, Inc., a municipal bond broker, to a newly formed limited company, Municipal Partners, LLC, formed by Brian Kelly, a former employee of Cantor, in exchange for a 25% special interest in Municipal Partners LLC. Cantor had purchased substantially all of the assets of Municipal Partners, Inc. in July 2000. Cantor also loaned $1,000,000 to Municipal Partners, LLC and is entitled to distributions equal to 5% of the gross revenues of the business less the amount of our revenue share for electronic transactions. Pending receipt of applicable licenses by Municipal Partners, LLC, Cantor provided Municipal Partners, LLC with interim services. In connection with the sale, we (1) granted Municipal Partners LLC a non-exclusive license to use our software and technology to operate a municipal bond brokerage business; (2) will maintain our municipal bond trading platform and provide the software capabilities that were in place in Cantor's municipal bond business (we are to be compensated for upgrading the trading platform at cost plus a reasonable profit or at prevailing rates, at our election); (3) will provide web-hosting, technical and customer support at cost plus a reasonable fee to Municipal Partners LLC; (4) will receive 50% of gross revenues of Municipal Partners LLC with respect to electronic transactions; and (5) terminated existing arrangements with former brokers in the business (some of whom are deceased) pursuant to which we had given them shares of our Class A common stock valued at $1,250,000 in exchange for promissory notes in the same amount with the result that the notes were terminated and the shares were cancelled.

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

OUR EMPLOYEES' PURCHASE OF CANTOR FITZGERALD, L.P. PARTNERSHIP UNITS

We paid a cash bonus to six of our employees totalling $2.3 million in early 2001. These employees used the after-tax amount of the bonus to purchase units in Cantor Fitzgerald, L.P. Three of these persons, one of whom is Mr. Noviello, our Executive Vice President and Chief Information Officer, are still employees of ours. With respect to these persons, when an employee is no longer a partner of Cantor (typically if he ceases to be employed by us), and if the employee has been employed by us for a period of more than four years and does not go to work for a competitor, then the employee will receive his capital in Cantor in four equal annual installments, with interest at an applicable federal rate. Amounts not paid to an employee who leaves before the fourth anniversary, or who leaves and competes with us, Cantor or any of its affiliates, will be paid to us.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of October, 2002.

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