Form 10-K/A
period 2001-12-31
ESPEED INC
filed 2002-10-18
CIK 1094831

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

                     Certifications Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002


I, Howard W. Lutnick, certify that:

1.  I have reviewed this annual report on Form 10-K/A of eSpeed, Inc.; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:  October 15, 2002                /s/  Howard W. Lutnick
                                       -----------------------------------------
                                       Howard W. Lutnick
                                       Chairman of the Board,
                                       Chief Executive Officer and President

I, Jeffrey M. Chertoff, certify that:

1.  I have reviewed this annual report on Form 10-K/A of eSpeed, Inc.; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:  October 14, 2002                /s/  Jeffrey M. Chertoff
                                       -----------------------------------------
                                       Jeffrey M. Chertoff
                                       Senior Vice President and
                                       Chief Financial Officer