Form 10-Q
period 2002-09-30
ESPEED INC
filed 2002-11-14
CIK 1094831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                -------------------------------------------------
                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                         Commission file number 0-28191

                                  ESPEED, INC.
     -----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                            13-4063515
     -------------------------------       --------------------------------
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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                Outstanding at November 11, 2002
-----                                                --------------------------------
Class A common stock, par value $.01 per share                     29,563,966
Class B common stock, par value $.01 per share                     25,388,814

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements:

                                                                           Page

Consolidated Statements of Financial Condition -                             1
September 30, 2002 (unaudited) and December 31, 2001

Consolidated Statements of Operations (unaudited) - Three Months             2
Ended September 30, 2002 and September 30, 2001

Consolidated Statements of Operations (unaudited) - Nine Months              3
Ended September 30, 2002 and September 30, 2001

Consolidated Statements of Cash Flows (unaudited) - Nine Months              4
Ended September 30, 2002 and September 30, 2001

Notes to Consolidated Financial Statements (unaudited)                       5

ITEM 2. Management's Discussion and Analysis of Financial Condition         12
and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk          22

ITEM 4.  Controls and Procedures                                            23

PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  23

ITEM 2.  Changes in Securities and Use of Proceeds                          25

ITEM 4.  Submission of Matters to a Vote of Security Holders                26

ITEM 5.  Other Information                                                  26

ITEM 6.  Exhibits and Reports on Form 8-K                                   27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                          eSPEED, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                                             September 30, 2002          December 31, 2001
                                                                           -----------------------     -----------------------
                                                                                (unaudited)
                                     Assets
Cash and cash equivalents...............................................     $        2,487,475           $       2,567,932
Reverse repurchase agreements with related parties......................            191,806,160                 157,330,676
                                                                           -----------------------     -----------------------
  Total cash and cash equivalents.......................................            194,293,635                 159,898,608
Fixed assets, net.......................................................             23,832,236                  19,137,269
Investments.............................................................             12,046,550                  11,732,863
Intangible assets,net...................................................             16,985,409                   9,122,491
Other assets............................................................              2,378,568                   3,207,832
                                                                           -----------------------     -----------------------
Total assets                                                                 $      249,536,398           $     203,099,063
                                                                           =======================     =======================

                      Liabilities and Stockholders' Equity
Liabilities:
Payable to related parties, net.........................................     $        7,697,122                 $ 6,822,163
Accounts payable and accrued liabilities................................             34,003,315                  23,095,092
                                                                           -----------------------     -----------------------
                                Total liabilities                                    41,700,437                  29,917,255
                                                                           -----------------------     -----------------------
Stockholders' equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized;
8,000,750 and 8,000,750 shares issued
 and outstanding........................................................                 80,008                      80,008
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,491,091 and 26,590,668 shares issued
and outstanding.........................................................                284,911                     265,906
Class B common stock, par value $0.01 per share; 100,000,000 shares authorized; 26,488,814 and 28,354,737 shares
issued and outstanding..................................................                264,888                     283,547
Additional paid-in capital..............................................            267,335,144                 266,791,989
Unamortized expense of business partner securities......................             (1,794,600)                 (2,691,900)
Treasury stock, 24,600 shares of Class A common stock at cost...........               (221,892)                   (221,892)
Accumulated deficit.....................................................            (58,112,498)                (91,325,850)
                                                                           -----------------------     -----------------------
                             Total stockholders' equity                             207,835,961                 173,181,808
                                                                           -----------------------     -----------------------

Total liabilities and stockholders' equity                                   $      249,536,398               $ 203,099,063
                                                                           =======================     =======================


                 See notes to consolidated financial statements
                          eSPEED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                 For the three months ended
                                                                                 --------------------------
                                                                          September 30,             September 30,
                                                                               2002                      2001
Revenues:
  Transaction revenues with related parties
     Fully electronic transactions..................................     $   22,782,614            $    15,676,495
     Voice-assisted brokerage transactions..........................          4,649,045                  5,577,545
     Screen-assisted open outcry transactions.......................             11,465                    146,673
                                                                       -------------------       --------------------
    Total transaction revenues with related parties.................         27,443,124                 21,400,713
  Software Solutions fees from related parties......................          3,422,729                  4,806,225
  Software Solutions and licensing fees from unrelated parties .....          1,332,589                    691,677
  Interest income from related parties..............................            780,209                  1,292,718
                                                                       -------------------       --------------------
     Total revenues                                                          32,978,651                 28,191,333
                                                                       -------------------       --------------------
Expenses:
  Compensation and employee benefits................................          9,113,762                 14,738,315
  Occupancy and equipment...........................................          6,338,062                  7,414,913
  Professional and consulting fees..................................          1,148,854                  1,196,878
  Communications and client networks................................          1,465,111                  2,470,533
  Marketing.........................................................          1,280,340                    999,188
  Administrative fees paid to related parties.......................          2,291,423                  2,911,382
  Loss on unconsolidated investments................................                 --                  3,833,679
  Non-cash business partner securities..............................            541,266                    517,328
  Provision for September 11 Events.................................                 --                 14,368,554
  Other.............................................................          3,011,944                  2,461,958
                                                                       -------------------       --------------------
     Total expenses                                                          25,190,762                 50,912,728
                                                                       -------------------       --------------------
Income (loss) before provision for income taxes                               7,787,889                (22,721,395)
                                                                       -------------------       --------------------
Income tax provision:
  Federal...........................................................                 --                         --
  State and local...................................................            122,065                    129,000
                                                                       -------------------       --------------------
     Total tax provision                                                        122,065                    129,000
                                                                       -------------------       --------------------
Net income (loss)                                                        $    7,665,824            $   (22,850,395)
                                                                       ===================       ====================
Per share data:

     Basic net income (loss) per share..............................     $         0.14            $         (0.42)
     Fully diluted net income (loss) per share......................     $         0.14            $         (0.42)

     Basic weighted average shares of common stock
        outstanding.................................................         54,980,044                 54,973,648
     Fully diluted weighted average shares of common stock
        outstanding.................................................         56,498,915                 54,973,648



                 See notes to consolidated financial statements
                          eSPEED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                     For the nine months ended
                                                                                     -------------------------
                                                                             September 30,             September 30,
                                                                                  2002                     2001
Revenues:
  Transaction revenues with related parties
      Fully electronic transactions....................................      $  65,608,590            $   57,752,654
      Voice-assisted brokerage transactions............................         13,478,973                17,275,168
      Screen-assisted open outcry transactions.........................            134,727                   313,581
                                                                          -------------------       -------------------
    Total transaction revenues with related parties....................         79,222,290                75,341,403
  Software Solutions fees from related parties.........................          9,747,204                12,775,813
  Software Solutions and licensing fees from unrelated parties ........          2,436,719                 1,339,596
  Business interruption insurance proceeds from parent.................         12,832,886                        --
  Interest income from related parties.................................          2,221,821                 4,701,569
                                                                          -------------------       -------------------
      Total revenues                                                           106,460,920                94,158,381
                                                                          -------------------       -------------------
Expenses:
  Compensation and employee benefits...................................         27,748,412                46,124,822
  Occupancy and equipment..............................................         18,048,318                22,329,398
  Professional and consulting fees.....................................          4,263,576                 7,232,006
  Communications and client networks...................................          4,516,545                 6,672,676
  Marketing............................................................          4,514,868                 3,997,959
  Administrative fees paid to related parties..........................          6,578,674                 7,753,500
  Loss on unconsolidated investments...................................                 --                 3,833,679
  Non-cash business partner securities.................................          1,354,072                   816,228
  Provision for September 11 Events....................................                 --                14,368,554
  Other................................................................          5,873,038                 6,756,622
                                                                          -------------------       -------------------
      Total operating expenses                                                  72,897,503               119,885,444
                                                                          -------------------       -------------------
Income (loss) before provision for income taxes                                 33,563,417               (25,727,063)
                                                                          -------------------       -------------------
Income tax provision:
  Federal..............................................................                 --                        --
  State and local......................................................            350,065                   387,000
                                                                          -------------------       -------------------
      Total tax provision..............................................            350,065                   387,000
                                                                          -------------------       -------------------
Net income (loss)                                                            $  33,213,352             $ (26,114,063)
                                                                          ===================       ===================
Per share data:

      Basic net income (loss) per share................................      $        0.60             $       (0.48)
      Fully diluted net income (loss) per share........................      $        0.59             $       (0.48)

      Basic weighted average shares of common stock
         outstanding...................................................         54,979,037                54,076,897
      Fully diluted weighted average shares of common stock
         outstanding...................................................         56,683,137                54,076,897



                 See notes to consolidated financial statements
                          eSpeed, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
         the nine months ended September 30, 2002 and September 30, 2001
                                   (unaudited)

                                                                                   For the nine         For the nine
                                                                                   months ended         months ended
                                                                                   September 30,        September 30,
                                                                                       2002                  2001
Cash flows from operating activities:
Net income (loss).............................................................     $  33,213,352       $ (26,114,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation..............................................................         7,152,472           4,311,096
    Amortization..............................................................         2,367,888             227,665
    Amortization of non-cash business partner securities......................         1,354,072             816,228
    Equity in net losses of certain unconsolidated investments................           203,842             252,636
    Loss on unconsolidated investments........................................                --           3,833,679
    Non-cash issuance of securities under employee benefit plans .............            54,638             364,123
    Provision for September 11 Events.........................................                --          14,368,554
(Increase) decrease in operating assets:
    Other assets                                                                          84,726          (3,566,773)
Increase (decrease) in operating liabilities:
    Payable to related parties, net...........................................           874,959          (6,757,208)
    Accounts payable and accrued liabilities..................................        10,908,226          13,894,349
                                                                                   -------------       -------------
    Net cash provided by operating activities.................................        56,214,175           1,630,286
                                                                                   -------------       -------------
Cash flows from investing activities:
Purchases of fixed assets.....................................................        (5,281,319)         (9,235,941)
Capitalization of software development costs..................................        (6,339,116)         (5,616,672)
Increase in intangible assets, net............................................       (10,230,806)         (6,094,591)
                                                                                   --------------      -------------
    Net cash used in investing activities.....................................       (21,851,241)        (20,947,204)
                                                                                   --------------      -------------
Cash flows from financing activities:
Proceeds from issuance of securities..........................................                --          47,750,000
Proceeds from issuance of securities under the ESPP...........................                --             589,230
Proceeds from exercises of options............................................            32,093             414,298
Payments for issuance related expenses........................................                --          (2,484,845)
                                                                                   -------------       -------------
    Net cash provided by financing activities.................................            32,093          46,268,683
                                                                                   -------------       -------------
Net increase in cash and cash equivalents.....................................        34,395,027          26,951,765
                                                                                   -------------       -------------
Cash and cash equivalents, beginning of period................................       159,898,608         122,163,712
                                                                                   -------------       -------------
Cash and cash equivalents, end of period......................................     $ 194,293,635       $ 149,115,477
                                                                                   =============       =============

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Class A common stock in exchange for investment                                            $   6,970,907
Issuance of Class A common stock in exchange for intangible asset                                            500,000
Issuance of warrants in exchange for intangible asset                                                        197,000
Destruction of fixed assets resulting in insurance claim receivable                                       17,690,289
Issuance of Class A common stock in exchange for other assets                                              4,013,992


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

Software solutions fees: Pursuant to various services agreements, the Company recognizes fees from related parties in amounts generally equal to its actual direct and indirect costs, including overhead, of providing such services at the time when such services are performed. For specific technology support functions that are both utilized by the Company and provided to related parties, the Company allocates the actual costs of providing such support functions based on the relative usage of such support services by each party. In addition, certain clients of the Company provide online access to their customers through use of the Company's electronic trading platform. The Company receives up-front and/or periodic fees from unrelated parties for the use of its platform. Such fees are deferred and recognized as revenue ratably over the term of the licensing agreement. The Company also receives patent license fees from unrelated parties. Such fees are recognized as income ratably over the license period.

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


The following table summarizes the components of the remaining liability related to the September 11 Events as of September 30, 2002:

Description
-----------
Recruitment                                               $ 2,540,918
Restructuring                                               1,133,446
Other                                                         267,428
                                                            ---------
   Total                                                  $ 3,941,792
                                                            =========

In 2002, CFLP received $40,000,000 of insurance proceeds pursuant to its business interruption insurance coverage, of which $12,832,886 was attributable to the Company and was received by the Company in August 2002. Such amount represents payments for both lost revenues and increased expenses.

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

3.    FIXED ASSETS

                                                    September 30,      December 31,
                                                        2002               2001
                                                    -------------      ------------
Fixed assets consist of the following:
Computer and communication equipment                 $18,175,783       $ 10,021,646
Software, including software development costs        24,758,094         18,870,472
Leasehold improvements and other fixed assets            823,214            474,527
                                                      ----------       ------------
                                                      43,757,091         29,366,645
Less accumulated depreciation and amortization       (19,924,855)       (10,229,376)
                                                     -----------       ------------
Fixed assets, net                                    $23,832,236       $ 19,137,269
                                                     ===========       ============

4.    INCOME TAXES

Since the date of the Company's initial public offering (the Offering), the Company has been subject to income tax as a corporation. Net operating losses
(NOLs) from that date, approximating $17,900,000, are available on a carry forward basis to offset operating income of the Company. However, a valuation allowance has been recorded at September 30, 2002 to offset the full amount of the NOLs as realization of this deferred tax benefit is dependent upon generating sufficient taxable income prior to the expiration of the NOLs.

                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    BUSINESS PARTNER TRANSACTIONS

Freedom
-------

The Company and Cantor formed a limited partnership (the LP) to acquire an interest in Freedom International Brokerage (Freedom), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company. The Company shares in 15% of the LP's cumulative profits but not in cumulative losses. Cantor will be allocated all of the LP's cumulative losses or 85% of the cumulative profits. The Company issued fully vested, non-forfeitable warrants to purchase shares of its Class A common stock to provide incentives over the three year period ending April 2004 to the other Freedom owner participants to migrate to the Company's fully electronic platform. The Company has recorded $897,300 as a non-cash charge for the nine months ended September 30, 2002 representing amortization of the value of the warrants at the time of issue. The remaining unamortized balance of $1,794,600 will be recognized as an expense ratably through April 2004. To the extent necessary to protect the Company from any allocation of losses, Cantor is required to provide future capital contributions to the LP up to an amount that would make Cantor's total contribution equal to the Company's initial investment in the LP. The Company receives 65% of all electronic transaction services revenues and Freedom receives 35% of such revenues. The Company also receives 35% of revenues derived from Freedom's voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information.

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

Deutsche Bank
-------------

In connection with an agreement with Deutsche Bank, AG (Deutsche Bank), the Company previously sold Series C Redeemable Convertible Preferred Stock (Series C Preferred) to Deutsche Bank, which had a value of approximately $3,330,000 as of the date of issue. On July 30th of each year of the five year agreement in which Deutsche Bank fulfills its liquidity and market-making obligations for specified products, one-fifth of such Series C Preferred will automatically convert into warrants to purchase shares of the Company's Class A common stock. For the twelve months ended July 30, 2002, Deutsche Bank is deemed to have fulfilled its obligations under the agreement. For the nine months ended September 30, 2002, the Company has recognized a non-cash charge of $321,905, representing the amortized value of the warrants at the time of issuance of the Series C Preferred.

UBS
---

On August 21, 2002, the Company entered into an agreement with UBS and Cantor for UBS to execute trades electronically on the eSpeed(R) system in U.S. Securities, Agency Securities, European Government Bonds, UK Gilts, Japanese Government Bonds and swaps of these various securities instruments. The agreement has an initial term of two and one-half years, commencing as of January 1, 2002. In addition to quarterly participation fees paid to Cantor, UBS pays transaction fees to Cantor for each executed transaction, which are shared with the Company pursuant to the Joint Services Agreement.

In addition, the Company issued to UBS a warrant to purchase 300,000 shares of its Class A common stock. The warrant has a term of 10 years and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and
                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


nonforfeitable, and is exercisable nine years and six months after issuance, subject to acceleration upon the satisfaction by UBS of its yearly commitment condition. The Company will record a non-cash charge equal to the fair value of the warrant on the date of issuance of $2,189,910, which will be amortized over the term of the agreement. The Company agreed to issue an additional warrant to purchase 200,000 shares of its Class A common stock at an exercise price equal to the market value of the underlying Class A common stock on the date of issuance if the agreement is renewed for another two and one-half years. For the nine months ended September 30, 2002, the Company has recognized a non-cash charge of $135,067 related to the UBS warrants.

6.    RELATED PARTY TRANSACTIONS

All of the Company's Reverse Repurchase Agreements are transacted on an overnight basis with CFS. Under the terms of these agreements, the securities collateralizing the Reverse Repurchase Agreements are held under a custodial arrangement with a third party bank and are permitted to be resold or repledged. The fair value of such collateral at September 30, 2002 and December 31, 2001 totaled $193,866,297 and $159,941,811, respectively.

Investments in TradeSpark and the LP that invested in Freedom are accounted for using the equity method. The carrying value of such related party investments was $8,628,221 and $8,832,064 at September 30, 2002 and December 31, 2001,
respectively, and is included in Investments in the Consolidated Statement of Financial Condition. For the nine months ended September 30, 2002, the Company's share of the net income of the LP was $54,586, and its share of the net losses of TradeSpark was $258,428.

Under the Amended and Restated Joint Services Agreement, as amended (the Joint Services Agreement), between the Company and Cantor and services agreements between the Company and each of TradeSpark, Freedom and Municipal Partners, LLC (MPLLC), the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom or MPLLC may provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, the Company receives 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. The Company and MPLLC each receive 50% of the fully electronic revenues related to municipal bonds. In general, for voice-assisted brokerage transactions, the Company receives 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark or Freedom transactions. In addition, the Company receives 25% of the net revenues from Cantor's gaming businesses.

                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Under those services agreements, the Company has agreed to provide Cantor, TradeSpark, Freedom and MPLLC technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, TradeSpark and Freedom the actual direct and indirect costs, including overhead, of providing such services. The Company charges MPLLC an amount based upon the actual direct and indirect costs, plus a reasonable profit less a discount. In exchange for a 25% share of the net revenues from Cantor's gaming businesses, the Company is obligated to spend and does not get reimbursed for the first $750,000 each quarter of the costs of providing support and development services for such gaming businesses.

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the nine month periods ended September 30, 2002 and September 30, 2001 totaling $6,578,674 and $7,753,500, respectively.

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

Amounts due to or from related parties pursuant to transactions described above are non-interest bearing. As of September 30, 2002, receivables from TradeSpark, Freedom and MPLLC amounted to $275,337, $1,483,157 and $757,779, respectively, and are included in payable to related parties, net in the consolidated statements of financial condition.

7.    INTERCONTINENTALEXCHANGE

On March 29, 2002, the Company entered into a long term licensing agreement (the Agreement) with IntercontinentalExchange, Inc. (ICE) granting use of the Wagner Patent to ICE. Under the terms of the Agreement, ICE pays the Company an annual royalty of $2 million per year. Such annual payment is recognized as income ratably throughout the year. The unearned portion of the annual royalty, amounting to $1,000,000, is included in Accounts payable and accrued liabilities. ICE will also pay to the Company $0.10 for each contract that participants submit to the electronic futures exchange for trading, or $0.20 for each contract contained in matched trades on the electronic futures exchange. The Agreement will remain in effect until February 7, 2007, unless certain contingencies are not met.

As part of the consideration for the Company's acquisition of the Wagner Patent, the Company agreed to pay to the former owners a percentage of revenues generated from the patent. Accordingly, the Company paid approximately $234,000 during the nine months ended September 30, 2002. Such amounts are recognized as a reduction to revenues ratably throughout the year.

                          eSpeed Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    SETTLEMENT AGREEMENT

On August 26, 2002, the Company entered into a Settlement Agreement (the Settlement Agreement) with Electronic Trading Systems Corporation, the former owner of the Wagner Patent (ETS), the Chicago Mercantile Exchange Inc. (CME) and the Board of Trade of the City of Chicago (CBOT) to resolve the litigation related to the Wagner Patent. As part of the Settlement Agreement, all parties will be released from the legal claims brought against each other without admitting liability on the part of any party.

Under the terms of the Settlement Agreement, CME and CBOT will each pay $15 million to the Company as a fully paid up license, for a total of $30 million. Each $15 million payment includes $5 million which was received in the three months ended September 30, 2002, and $2 million per year until 2007. Of the $30 million to be received by the Company, $5,750,000 may be paid to ETS in its capacity as the former owner of the Wagner Patent, and $24,250,000 is to be recognized as revenue ratably over the remaining useful life of the patent as "Software Solutions and licensing fees from unrelated parties". The Company has recorded $449,000 of such Software Solutions and licensing fees from unrelated parties for the nine month period ended September 30, 2002.

9.    EMPLOYEE SHARE TRANSACTIONS

The Company issued 5,814 shares of its Class A common stock valued at $54,638 as the Company's matching contribution to the eSpeed Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates during the nine months ended September 30, 2002 with respect to employee contributions in 2001. The Company issued 14,050 shares of its Class A common stock valued at $220,432 as the Company's matching contribution during the nine months ended September 30, 2001 with respect to employee contributions in 2000.

During the nine month periods ended September 30, 2002 and 2001, the Company issued options to purchase 339,600 and 213,109 shares, respectively, of its Class A common stock to employees of the Company. The options were issued at strike prices equal to the market price of the underlying Class A common stock at the date of grant. During the nine month periods ended September 30, 2002 and 2001, the Company issued 624 and 18,833 shares, respectively, of its Class A common stock to employees as a result of exercises of options. The options had been granted pursuant to the eSpeed, Inc. 1999 Long-Term Incentive Plan (the LT
Plan).

During the nine months ended September 30, 2001, the Company issued 10,934 shares of restricted Class A common stock valued at $220,247 to certain employees under the LT Plan. For the three months ended September 30, 2001, the Company recognized $31,008 of compensation expense related to the awards. The Company elected to fully vest the restricted shares after the September 11 Events.

10.   REGULATORY CAPITAL REQUIREMENTS

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At September 30, 2002, eSpeed Government Securities, Inc.'s liquid capital of $96,102,245 was in excess of minimum requirements by $96,077,245.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2002, eSpeed Securities, Inc. had net capital of $6,986,855, which was $6,669,892 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .68 to 1.

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

                              Three months           Three months           Nine months           Nine months
                                  ended                  ended                 ended                 ended
                              September 30,          September 30,         September 30,         September 30,
Transaction revenues:             2002                    2001                  2002                  2001
---------------------         --------------       ----------------      ----------------     --------------------
Europe                        $   6,841,046          $   4,550,737         $  18,401,708         $  14,743,371
Asia                                695,008                359,210             2,037,547             1,181,140
                              -------------          -------------         -------------         -------------
Total Non-Americas                7,536,054              4,909,947            20,439,255            15,924,511
Americas                         19,907,070             16,490,766            58,783,035            59,416,892
                                 ----------             ----------            ----------         -------------
Total                         $  27,443,124          $  21,400,713         $  79,222,290         $  75,341,403
                              =============          =============         =============         =============

                                                                           September 30,          December 31,
Average long-lived assets:                                                      2002                 2001
--------------------------                                                 ---------------------------------------
Europe                                                                     $   5,754,365         $   4,543,563
Asia                                                                             389,407               472,098
                                                                           -------------         -------------

Total Non-Americas                                                             6,143,772             5,015,661
Americas                                                                      17,065,353            12,049,313
                                                                           -------------         -------------
Total                                                                      $  23,209,125         $  17,064,974
                                                                           =============         =============

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

We continue to pursue our strategy to expand our client base and expand the number and types of products that our clients can trade electronically on our system. Other than Cantor, no client of ours accounted for more than 10% of our revenues from our date of inception through September 30, 2002.

SEPTEMBER 11 EVENTS

On September 11, 2001, our principal place of business at One World Trade Center was destroyed. In connection therewith, we lost approximately 180 employees and Cantor and TradeSpark lost an aggregate of 478 employees.

Through the implementation of our business recovery plan, we immediately relocated our surviving employees to various locations in the New York metropolitan area. The United States government bond markets were closed on September 11, 2001 and September 12, 2001. By the time the United States government bond market reopened on September 13, 2001, we had re-established global connectivity of our eSpeed(R) system. Our proprietary software was unharmed.

We recognized a net provision of $13,323,189 in 2001 related to the September 11 Events. Such provision includes the incremental costs associated with substituting external professionals for deceased employees, recruitment fees, the impairment of software development costs and the costs associated with our restructuring as a result of the loss of life.

The families of the deceased will receive a share of Cantor's partnership profits for the next five years to pay for, among other things, 10 years of healthcare coverage. The costs related to healthcare coverage, as well as any payment of a percentage of Cantor's partnership profits to the families of the deceased, will be borne by Cantor and not us.

The September 11 Events had an immediate adverse impact on our operations due to the destruction of our principal place of business, the loss of 180 of our employees and the loss of an aggregate of 478 employees of Cantor and TradeSpark. We are uncertain at this time of the long-term impact of the September 11 Events on us.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUES

                                                                                 Three months ended
                                                                            -----------------------------
                                                                            September 30,   September 30,
                                                                                 2002           2001
                                                                            -------------   -------------
Transaction revenues with related parties:
   Fully electronic transactions.........................................   $  22,782,614   $  15,676,495
   Voice-assisted brokerage transactions.................................       4,649,045       5,577,545
   Screen-assisted open outcry transactions..............................          11,465         146,673
                                                                            -------------   -------------
             Total transaction revenues with related parties.............      27,443,124      21,400,713
Software Solutions fees from related parties.............................       3,422,729       4,806,225
Software Solutions and licensing fees from unrelated parties.............       1,332,589         691,677
Interest income from related parties.....................................         780,209       1,292,718
                                                                                  -------       ---------
             Total revenues.............................................    $  32,978,651   $  28,191,333
                                                                            =============   =============


TRANSACTION REVENUES WITH RELATED PARTIES

Under the Joint Services Agreement between us and Cantor and services agreements between us and each of TradeSpark, Freedom and MPLLC, we own and operate the electronic trading system and are responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom or MPLLC may provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. The Company and MPLLC each receive 50% of the fully electronic revenues related to municipal bonds. In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark and Freedom transactions. In addition, we receive 25% of the net revenues from Cantor's gaming businesses.

For the three months ended September 30, 2002, we earned transaction revenues with related parties of $27,443,124, an increase of 28% as compared to transaction revenues with related parties of $21,400,713 for the three months ended September 30, 2001. For the three months ended September 30, 2002, 83% of our transaction revenues were generated from fully electronic transactions.

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

SOFTWARE SOLUTIONS FEES FROM RELATED PARTIES

Under various services agreements, we provide Cantor, TradeSpark, Freedom and MPLLC, technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, TradeSpark and Freedom the actual direct and indirect costs, including overhead, of providing such services; provided, however, in exchange for a 25% share of the net revenues from Cantor's gaming businesses, we are obligated to spend, and do not otherwise get reimbursed for, the first $750,000 of costs for providing technology support and development services in connection with such gaming businesses. We charge MPLLC an amount based upon actual direct and indirect costs of providing such services plus a reasonable profit less a discount.

Software Solutions fees from related parties for the three months ended September 30, 2002 were $3,422,729. This compares with Software Solutions fees from related parties for the three months ended September 30, 2001 of $4,806,225, a decrease of 29%. As a result of the September 11 Events, there has been a reduction in demand for our support services from Cantor and TradeSpark due to the loss of their voice brokers, offset in part by additional Software Solutions fees from MPLLC, and therefore a decrease in our Software Solutions fees from related parties.

SOFTWARE SOLUTIONS AND LICENSING FEES FROM UNRELATED PARTIES

Certain of our clients provide online access to their customers through use of our electronic trading platform for which we receive fees. Such fees are deferred and recognized as revenues ratably over the term of the licensing agreement. We also receive Software Solutions fees from unrelated parties by charging our clients for additional connections to our system to help protect them from possible business interruptions. Software Solutions and licensing fees from unrelated parties for the three months ended September 30, 2002 were $1,332,589 as compared to Software Solutions and licensing fees from unrelated parties of $691,677 for the three months ended September 30, 2001, an increase of 93%, due primarily to licensing fees earned from IntercontinentalExchange for use of the Wagner Patent and licensing fees earned as part of the Wagner Patent Settlement Agreement.

INTEREST INCOME FROM RELATED PARTIES

For the three months ended September 30, 2002, weighted average interest rates on overnight reverse repurchase agreements were 1.6% as compared to 3.4% for the three months ended September 30, 2001. As a result, we generated interest income from related parties of $780,209 for the three months ended September 30, 2002 as compared to $1,292,718 for the three months ended September 30, 2001, a decrease of 40%.

EXPENSES

                                                                        Three months ended
                                                                   -----------------------------
                                                                   September 30,   September 30,
                                                                        2002           2001
                                                                   -------------   -------------
Compensation and employee benefits...........................      $  9,113,762    $ 14,738,315
Occupancy and equipment......................................         6,338,062       7,414,913
Professional and consulting fees.............................         1,148,854       1,196,878
Communications and client networks...........................         1,465,111       2,470,533
Marketing....................................................         1,280,340         999,188
Administrative fees paid to related parties..................         2,291,423       2,911,382
Loss on unconsolidated investments...........................                --       3,833,679
Non-cash business partner securities ........................           541,266         517,328
Provision for September 11 Events............................                --      14,368,554
Other........................................................         3,011,944       2,461,958
                                                                   -------------   -------------

       Total expenses........................................      $ 25,190,762    $ 50,912,728
                                                                   =============   =============

COMPENSATION AND EMPLOYEE BENEFITS

At September 30, 2002, we had approximately 317 employees, which was virtually unchanged as compared to the approximately 306 employees we had at September 30, 2001. However, prior to the September 11 Events, we had approximately 484 employees. This decrease in the number of employees was principally due to the September 11 Events. Substantially all of our employees are full time employees located predominantly in the New York metropolitan area and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided benefits for our employees. For the three months ended September 30, 2002, our compensation costs were $9,113,762 as compared to $14,738,315 for the three months ended September 30, 2001, a decrease of 38%, primarily as a result of the September 11 Events. Our future compensation costs are uncertain and are dependent upon the degree and/or speed with which we replace our lost employees and businesses.

OCCUPANCY AND EQUIPMENT

Occupancy and equipment costs were $6,338,062 for the three months ended September 30, 2002 as compared to occupancy and equipment costs of $7,414,913 for the three months ended September 30, 2001, a decrease of 15%. The decrease was primarily caused by our reduced need for office space as a result of the September 11 Events. Occupancy expenditures primarily consist of the rent and facilities costs of our offices in London, Tokyo and the New York metropolitan area. We moved into our new corporate headquarters during the second quarter of 2002. We anticipate that our occupancy costs will remain substantially unchanged in the near future as compared to the three months ended September 30, 2002. Although we believe that our equipment costs will increase in the future, we anticipate that equipment costs will remain below those incurred prior to the September 11 Events.

PROFESSIONAL AND CONSULTING FEES

Professional and consulting fees were $1,148,854 for the three months ended September 30, 2002 as compared to $1,196,878 for the three months ended September 30, 2001, a decrease of 4%, primarily due to a decrease in legal and contract employee personnel costs.

COMMUNICATIONS AND CLIENT NETWORKS

Communications costs were $1,465,111 for the three months ended September 30, 2002, a 41% decrease over communication costs of $2,470,533 for the three months ended September 30, 2001, due principally to decreased data and telephone costs subsequent to the September 11 Events. Communications costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to reconstruct our digitally managed global network, increase connectivity and connect additional customers to our network.

MARKETING

We incurred marketing expenses of $1,280,340 during the three months ended September 30, 2002 as compared to marketing expenses during the three month period ended September 30, 2001 of $999,188, an increase of 28%, resulting from the development of a 2002 advertising campaign. We expect our marketing expenses to decrease as we reduce spending related to our advertising campaign.

ADMINISTRATIVE FEES PAID TO RELATED PARTIES

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect cost of providing such services. Administrative fees paid to related parties were $2,291,423 for the three months ended September 30, 2002 as compared to administrative fees of $2,911,382 for the three months ended September 30, 2001, a decrease of 21%, principally due to a decrease in charges from Cantor as a result of the September 11 Events.

Administrative fees paid to related parties are dependent upon both the costs incurred by Cantor, and the portion of Cantor's administrative services which we utilize. Due to the continuing effects of the September 11 Events on both us and Cantor, the level of future administrative fees cannot be reasonably determined at this time.

LOSS ON INVESTMENTS

We did not record any write-offs of our unconsolidated investments in the third quarter of 2002. In the third quarter of 2001, we wrote off our investments in QV Trading Systems and Visible Markets, each of which ceased operations in the third quarter 2001. We recognized a loss of $3,833,679 related to the write-offs.

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

OTHER EXPENSES

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the three months ended September 30, 2002, other expenses were $3,011,944, an increase of 22% as compared to other expenses of $2,461,958 for the three months ended September 30, 2001, principally due to a charitable contribution we made to the Cantor Fitzgerald Relief Fund in the third quarter of 2002. We anticipate that other expenses will not increase in the near future because, although we expect to incur additional recruitment fees in the near future due to the September 11 Events, these recruitment costs were estimated and included in the Provision for September 11 Events recorded in 2001.

NET INCOME

Excluding non-cash business partner securities, our net income was $8,207,089 for the three months ended September 30, 2002. Including the above non-cash charges, our net income was $7,665,824 for the three months ended September 30, 2002.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUES

                                                                                   Nine months ended
                                                                             -------------------------------
                                                                             September 30,     September 30,
                                                                                  2002             2001
                                                                             -------------     -------------
Transaction revenues with related parties:
    Fully electronic transactions........................................    $  65,608,590     $  57,752,654
    Voice-assisted brokerage transactions................................       13,478,973        17,275,168
    Screen-assisted open outcry transactions.............................          134,727           313,581
                                                                             -------------     -------------
              Total transaction revenues with related parties............       79,222,290        75,341,403
Software solutions fees from related parties.............................        9,747,204        12,775,813
Software solutions and licensing fees from unrelated parties.............        2,436,719         1,339,596
Business interruption insurance proceeds.................................       12,832,886                --
Interest income from related parties.....................................        2,221,821         4,701,569
                                                                             -------------     -------------
              Total revenues.............................................    $ 106,460,920     $  94,158,381
                                                                             =============     =============


TRANSACTION REVENUES WITH RELATED PARTIES

For the nine months ended September 30, 2002, we earned transaction revenues with related parties of $79,222,290, an increase of 5% as compared to transaction revenues with related parties of $75,341,403 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, 83% of our transaction revenues were generated from fully electronic transactions.

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

SOFTWARE SOLUTIONS FEES FROM RELATED PARTIES

Software Solutions fees from related parties for the nine months ended September 30, 2002 were $9,747,204. This compares with Software Solutions fees from related parties for the nine months ended September 30, 2001 of $12,775,813, a decrease of 24%. As a result of the September 11 Events, there has been a reduction in demand for our support services from Cantor and TradeSpark due to the loss of their voice brokers, offset in part by additional Software Solutions fees from MPLLC, and therefore a decrease in our Software Solutions fees from related parties.

SOFTWARE SOLUTIONS AND LICENSING FEES FROM UNRELATED PARTIES

Certain of our clients provide online access to their customers through use of our electronic trading platform for which we receive fees. Such fees are deferred and recognized as revenues ratably over the term of the licensing agreement. We also receive Software Solutions fees from unrelated parties by charging our clients for additional connections to our system to help protect them from possible business interruptions. Software Solutions and licensing fees from unrelated parties for the nine months ended September 30, 2002 were $2,436,719 as compared to Software Solutions and licensing fees from unrelated parties of $1,339,596 for the nine months ended September 30, 2001, an increase of 82%, due primarily to licensing fees earned from IntercontinentalExchange for use of the Wagner Patent and licensing fees earned as part of the Wagner Patent Settlement Agreement.

BUSINESS INTERRUPTION INSURANCE PROCEEDS

During the nine months ended September 30, 2002, we recognized $12,832,886 as our portion of the $40 million insurance recovery received by Cantor. Such amount was received in August 2002.

INTEREST INCOME FROM RELATED PARTIES

For the nine months ended September 30, 2002, weighted average interest rates on overnight reverse repurchase agreements were 1.6% as compared to 4.5% for the nine months ended September 30, 2001. As a result, we generated interest income from related parties of $2,221,821 for the nine months ended September 30, 2002 as compared to $4,701,569 for the nine months ended September 30, 2001, a decrease of 53%.

EXPENSES

                                                                          Nine months ended
                                                                   -------------------------------
                                                                    September 30,    September 30,
                                                                        2002             2001
                                                                    -------------    -------------
Compensation and employee benefits...........................       $  27,748,412    $  46,124,822
Occupancy and equipment......................................          18,048,318       22,329,398
Professional and consulting fees.............................           4,263,576        7,232,006
Communications and client networks...........................           4,516,545        6,672,676
Marketing....................................................           4,514,868        3,997,959
Administrative fees paid to related parties..................           6,578,674        7,753,500
Loss on unconsolidated investments...........................                  --        3,833,679
Non-cash business partner securities.........................           1,354,072          816,228
Provision for September 11 Events ...........................                  --       14,368,554
Other........................................................           5,873,038        6,756,622
                                                                    -------------    -------------

     Total expenses..........................................       $  72,897,503    $ 119,885,444
                                                                    =============    =============


COMPENSATION AND EMPLOYEE BENEFITS

At September 30, 2002, we had approximately 317 employees, which was virtually unchanged as compared to the approximately 306 employees we had at September 30, 2001. However, prior to the September 11 Events, we had approximately 484 employees. This decrease in the number of employees was principally due to the September 11 Events. Substantially all of our employees are full time employees located predominantly in the New York metropolitan area and London. Compensation costs include salaries, bonus accruals, payroll taxes and costs of employer-provided benefits for our employees. For the nine months ended September 30, 2002, our compensation costs were $27,748,412 as compared to $46,124,822 for the nine months ended September 30, 2001, a decrease of 40%. Our future compensation costs are uncertain and are dependent upon the degree and/or speed with which we replace our lost employees and businesses.

OCCUPANCY AND EQUIPMENT

Occupancy and equipment costs were $18,048,318 for the nine months ended September 30, 2002 as compared to occupancy and equipment costs of $22,329,398 for the nine months ended September 30, 2001, a decrease of 19%. The decrease was primarily caused by our reduced need for office space as a result of the September 11 Events. Occupancy expenditures primarily consist of the rent and facilities costs of our offices in London, Tokyo and the New York metropolitan area. We moved into our new corporate headquarters during the second quarter of 2002. We anticipate that our occupancy costs will increase slightly in the near future as compared to the nine months ended September 30, 2002. Although we believe that our equipment costs will increase in the future, we anticipate that equipment costs will remain below those incurred prior to the September 11 Events.

PROFESSIONAL AND CONSULTING FEES

Professional and consulting fees were $4,263,576 for the nine months ended September 30, 2002 as compared to $7,232,006 for the nine months ended September 30, 2001, a decrease of 41%, primarily due to a decrease in legal and contract employee personnel costs.

COMMUNICATIONS AND CLIENT NETWORKS

Communications costs were $4,516,545 for the nine months ended September 30, 2002, a 32% decrease over communication costs of $6,672,676 for the nine months ended September 30, 2001, due principally to decreased data and telephone costs subsequent to the September 11 Events. Communications costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to reconstruct our digitally managed global network, increase connectivity and connect additional customers to our network.

MARKETING

We incurred marketing expenses of $4,514,868 during the nine months ended September 30, 2002 as compared to marketing expenses during the nine month period ended September 30, 2001 of $3,997,959, an increase of 13%, resulting from the development of a 2002 advertising campaign. We expect our marketing expenses to decrease as we reduce spending related to our advertising campaign.

ADMINISTRATIVE FEES PAID TO RELATED PARTIES

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect cost of providing such services. Administrative fees paid to related parties were $6,578,674 for the nine months ended September 30, 2002 as compared to administrative fees of $7,753,500 for the nine months ended September 30, 2001, a decrease of 15%, principally due to a decrease in charges from Cantor as a result of the September 11 Events.

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

LOSS ON INVESTMENTS

We did not record any write-offs of our unconsolidated investments in the nine months ended September 30, 2002. In the third quarter of 2001, we wrote off our investments in QV Trading Systems and Visible Markets, each of which ceased operations in the third quarter 2001. We recognized a loss of $3,833,679 related to the write-offs.

OTHER EXPENSES

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the nine months ended September 30, 2002, other expenses were $5,873,038 as compared to other expenses of $6,756,622 for the nine months ended September 30, 2001, a decrease of 13%, principally as a result of decreased recruitment fees. We anticipate that other expenses will not increase in the near future because, although we expect to incur additional recruitment fees in the near future due to the September 11 Events, these recruitment costs were estimated and included in the Provision for September 11 Events recorded in 2001.

NET INCOME

Excluding non-cash business partner securities, our net income was $34,567,424 for the nine months ended September 30, 2002. Including the above non-cash charges, our net income was $33,213,352 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had cash and cash equivalents of $194.3 million, an increase of $34.4 million as compared to December 31, 2001. We generated cash of $56.2 million from our operating activities, consisting of net income after non-cash items of $44.3 million and $11.9 million of other changes in operating assets and liabilities. We also used net cash of $21.8 million resulting from $21.8 million of purchases of fixed assets and intangible assets, capitalization of software development costs and patent defense costs.

Our operating cash flows consist of transaction revenues from related parties and Software Solutions fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income from related parties. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Joint Services Agreement, remits the gross amount owed to us. In addition, we have entered into similar services agreements with TradeSpark and Freedom. Under the Administrative Services Agreement, the Joint Services Agreement and the services agreements with TradeSpark and Freedom, any net receivable or payable is settled at the discretion of the parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2002, we had invested $191,806,160 of our cash in securities purchased under reverse repurchase agreements with Cantor, which are fully collateralized by U.S. Government securities held in a custodial account at The Chase Manhattan Bank. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our cash in a manner that provides us with the appropriate level of liquidity to enable us to meet our current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that we do not currently have outside bank funding.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that our controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

By Statement of Claim dated October 8, 2002, Municipal Partners, LLC (MPLLC) commenced an arbitration before the NASD against Cantor Fitzgerald Partners and Howard Lutnick (the Arbitration). Although MPLLC did not name eSpeed as a respondent in the Arbitration, MPLLC seeks, among other things, (i) a declaration that the License and Service Agreement dated January 30, 2002, between MPLLC and eSpeed is null and void and (ii) an order directing eSpeed to reimburse MPLLC for certain costs. By Order to Show Cause signed on October 30, 2002, eSpeed, Cantor Fitzgerald Partners and Howard Lutnick moved for an order staying the Arbitration in its entirety or, alternatively, staying the Arbitration insofar as it seeks relief directly or indirectly against eSpeed.

By Summons and Complaint dated October 30, 2002, eSpeed commenced an action against MPLLC seeking, among other things, payment for services rendered pursuant to the License and Service Agreement and payment for eSpeed's share of certain electronic revenues of MPLLC.

eSpeed patent related legal proceedings

On August 26, 2002, we entered into a Settlement Agreement (the Agreement) with Electronic Trading Systems Corporation (ETS), the Chicago Mercantile Exchange Inc. (CME) and the Board of Trade of the City of Chicago (CBOT) to resolve the litigation related to the Wagner Patent (United States Patent No. 4,903,201). The Wagner Patent deals with automated futures trading systems in which transactions are completed by a computerized matching of bids and offers of futures contracts on an electronic platform.

Under the terms of the Agreement, CME and CBOT will each pay $15 million to us as a fully paid up license. Each $15 million payment will include $5 million, payable within 30 business days of August 26, 2002, and $2 million per year until 2007. We will recognize these payments, over the remaining life of the Wagner Patent, under the caption "Software Solutions and licensing fees from unrelated parties" in our consolidated statements of operations. The Wagner Patent expires in February 2007. As part of the Agreement, all parties will be released from the legal claims brought against each other without admitting liability on the part of any party. We may be paying ETS up to $5,750,000 over time out of the amounts we receive under the Agreement in connection with the settlement of the litigation relating to the Wagner Patent.

After we acquired the Wagner patent in April 2001, we joined ETS, the prior patent owner, as a plaintiff in litigation pending in the Southern District of New York against the New York Mercantile Exchange. The plaintiffs allege that the defendants in each case infringed the Wagner patent. The complaints seek injunctive relief, a reasonable royalty, treble damages pursuant to 37 U.S.C. ss.284, attorneys' fees, interest and costs. The defendants have asserted counterclaims by which they contend they are entitled to their attorneys' fees should they prevail. On June 26, 2002, the Judge in the New York case entered an order following a Markman hearing construing the claims of the patent. We believe that both of those Markman rulings were generally consistent with our interpretation of the scope of the patent.

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

On March 13, 2000, the Delaware Court of Chancery ruled in favor of CFLP, finding that Iris Cantor, CFI and Rodney Fisher had breached the Partnership Agreement of CFLP, and that Market Data Corporation had aided and abetted that breach. The court awarded CFLP declaratory judgment relief and court costs and attorneys' fees. The defendants moved for re-argument with respect to the award of fees and costs. The Court of Chancery adhered to its previous decision that CFLP is entitled to recover court costs and attorneys' fees.

On November 5, 2001, the Court of Chancery entered an Order of Declaratory Judgment, which provides that if Iris Cantor, CFI and/or Rod Fisher, through MDC or otherwise, wish to compete with CFLP or its affiliates in a manner that could reasonably be expected to harm a core business of CFLP, they must obtain the written consent of CFLP's Managing General Partner. On December 4, 2001, the defendants filed notices of appeal. The Delaware Supreme Court dismissed the appeals as interlocutory. The Court has yet to enter a final order regarding fees and costs. On June 21, 2002 (and revised July 8, 2002), the Court rendered an opinion denying defendants' further reargument as to the damages award and stated that the case is now ripe for appeal. The parties were asked to submit a proposed form of order regarding the amount of damages. The Court has yet to enter a final order. In a related proceeding, MDC has alleged that CFLP has violated the declaratory judgment order by withholding its consent for MDC to engage in certain business transactions. That matter is scheduled for a hearing before the Delaware Court of Chancery's Special Master on January 8 and 9, 2003.

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

On May 16, 2000, CFI filed an action in Delaware Superior Court, New Castle County, against CFLP and CF Group Management, Inc. (CFGM) seeking payment of $40 million allegedly due pursuant to a settlement agreement in an earlier litigation between the parties. The complaint alleges that CFI is entitled to a one-time $40 million payment upon "an initial public offering of CFLP or of a successor to a material portion of the assets and business of CFLP..." CFI alleges that our initial public offering on December 10, 1999 triggered the payment obligation under the settlement agreement. On September 26, 2000, CFLP and CFGM filed an answer denying liability. Following the events of September 11, 2001, the action was stayed. The stay was lifted on September 1, 2002 and the parties have resumed disclosure. CFLP intends to defend vigorously against its claims.

Although we do not expect to incur any losses with respect to the pending lawsuits or supplemental allegations relating to Cantor and Cantor's partnership agreement, Cantor has agreed to indemnify us with respect to any liabilities we incur as a result of any breach by Cantor of any covenant or obligation contained in Cantor's partnership agreement and for any liabilities that are incurred with respect to the litigation involving Market Data Corporation, Iris Cantor, CFI and Rodney Fisher or MP.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and CFS, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. Of the $139.6 million raised, approximately $8.9 million has been used to fund investments in various entities, approximately $57.1 million has been used to acquire fixed assets and to pay for the development of capitalized software and approximately $19.2 million has been used to purchase and perfect intangible assets. The remaining $54.4 million has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank.

Of the amount of proceeds spent through September 30, 2002, approximately $24.5 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2002 Annual Meeting of Stockholders (the Annual Meeting) on October 23, 2002.

(b) The following directors were elected at the Annual Meeting and they are our only directors: Howard W. Lutnick, Lee M. Amaitis, Joseph C. Noviello, Stephen
M. Merkel, Larry R. Carter, John H. Dalton, Frank R. Lautenberg, William J. Moran and Albert M. Weis.

(c) Set forth below is a description of the matters voted upon at the Annual Meeting, including the number of votes cast for, as well as the number of votes withheld, as to each nominee for election as a director. There were no broker non-votes.

Election of nine directors, each to serve until the next Annual Meeting of stockholders and until his successor is duly elected and qualified:

--------------------------------------------------------------------------------
       Name of Candidate                    For               Withhold Authority
--------------------------------------------------------------------------------
Howard W. Lutnick                        280,765,510               6,150,441
Lee M. Amaitis                           280,765,510               6,150,441
Joseph C. Noviello                       280,765,510               6,150,441
Stephen M. Merkel                        280,765,510               6,150,441
Larry R. Carter                          286,756,055                159,896
John H. Dalton                           286,722,840                193,111
Frank R. Lautenberg                      286,792,605                123,346
William J. Moran                         286,792,605                123,346
Albert M. Weis                           286,792,605                123,346
--------------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION

On October 11, 2002, Mitsui & Co. (Mitsui) invested $1,200,000 in CO2e.com, LLC
(CO2e), a Cantor subsidiary. CO2e's purpose is to form and operate one or more electronic trading markets for products related to the mitigation of greenhouse gasses and related activities and to provide brokerage information and consulting services relating to the emission or mitigation of greenhouse gasses and related issues. In connection therewith, we and CO2e entered into a Services Agreement whereby we will receive 50% of CO2e's fully electronic revenues and 15% of CO2e's voice assisted and open outcry revenues until December 2003, and 20% thereafter. The Services Agreement supercedes the provisions of the Joint Services Agreement with respect to CO2e transactions. Mitsui received 4% of the equity of CO2e and we agreed to transfer certain intellectual property rights to CO2e.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         Exhibit No.                          Description
         -----------                          -----------
            10.19 Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA Inc.

            10.20 Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc.

            10.21 Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com LLC.

            10.22 Amendment to the Joint Services Agreement, dated as of October 11, 2002, by and among eSpeed, Inc., Cantor Fitzgerald, L.P. and certain of their respective affiliates.

            10.23 Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com LLC.

            10.24 Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp.

             99 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.


(b) Report on Form 8-K.

     We filed a Current Report on Form 8-K on August 29, 2002 that described under Item 5 of Form 8-K the Settlement Agreement we entered into on August 26, 2002 with Electronic Trading Systems Corporation, The Chicago Mercantile Exchange and The Board of Trade of the City of Chicago.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            eSpeed, Inc.
                                            (Registrant)

                                            /s/ Howard W. Lutnick
                                            -----------------------------
                                            Howard W. Lutnick
                                            Chairman, Chief Executive Officer
                                            and President

                                            /s/ Jeffrey M. Chertoff
                                            -----------------------------
                                            Jeffrey M. Chertoff
                                            Chief Financial Officer


Date: November 13, 2002

                     Certifications Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

I, Howard W. Lutnick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eSpeed, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


/s/ Howard W. Lutnick
-----------------------
Howard W. Lutnick
Chairman of the Board, Chief Executive Officer and President

I, Jeffrey M. Chertoff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eSpeed, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


/s/ Jeffrey M. Chertoff
-----------------------
Jeffrey M. Chertoff
Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


      Exhibit No.                            Description


        10.19 Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA Inc.

        10.20 Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc.

        10.21 Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com LLC

        10.22 Amendment to the Joint Services Agreement, dated as of October 11, 2002, by and among eSpeed, Inc., Cantor Fitzgerald, L.P. and certain of their respective affiliates.

        10.23 Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com LLC.

        10.24 Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp.

        99 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.