Form 10-K
period 2002-12-31
ESPEED INC
filed 2003-03-31
CIK 1094831

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

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-28191
                                 --------------

                                  ESPEED, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                                       13-4063515
    (State or Other Jurisdiction                         (I.R.S. Employer
         of Incorporation)                              Identification No.)


       135 EAST 57TH, NEW YORK, NEW YORK                       10022
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

                                 --------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 28, 2002 as reported on the Nasdaq National Market, was approximately $288,986,197.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Class                                              Outstanding at March 17, 2003
-----                                              -----------------------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE     29,855,446 SHARES
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE     25,362,809 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      NONE.
================================================================================

                                  ESPEED, INC.
                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                                                            Page

PART I    ....................................................................1

ITEM 1.   BUSINESS............................................................1

ITEM 2.   PROPERTIES.........................................................23

ITEM 3.   LEGAL PROCEEDINGS..................................................23

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS............................................................24

PART II   ...................................................................26

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS........................................26

ITEM 6.   SELECTED FINANCIAL DATA............................................28

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS:.....................29

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK........................................................38

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................39

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................62

PART III  ...................................................................63

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT.........................................................63

ITEM 11.  EXECUTIVE COMPENSATION.............................................64

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.....................................................66

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................69

ITEM 14.  CONTROLS AND PROCEDURES............................................74

PART IV   ...................................................................74

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K................................................74

                                     PART I

ITEM 1. BUSINESS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the effect of the September 11 Events (as defined below) on our operations, including in particular the loss of hundreds of eSpeed, Cantor Fitzgerald, L.P. and TradeSpark employees, our limited operating history, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including volume and volatility, and the current global recession on our business, our ability to enter into marketing and strategic alliances, to hire new personnel, to expand the use of our electronic system, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve, and other factors that are discussed under "Risk Factors" in this Annual Report on Form 10-K. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto appearing elsewhere in this filing.

OVERVIEW OF OUR BUSINESS

We are a leader in developing and deploying electronic marketplaces and related trading technology that offers traders access to the most liquid, efficient and neutral financial markets in the world. We operate multiple buyer, multiple seller real-time electronic marketplaces for the global non-equity capital markets, including the world's largest government bond markets and other fixed income marketplaces. Our suite of marketplace tools provides end-to-end transaction solutions for the purchase and sale of financial and non-financial products over our global private network or via the Internet.

Our products enable market participants to transact business instantaneously, more effectively and at lower cost than in traditional voice-based brokerage markets. Our systems were built to support multiple buyers and sellers in interactive marketplaces, in a completely neutral, efficient and real-time environment. In 2002, we processed over 4.5 million electronic transactions, totaling more than $35 trillion of transactional volume. Our clients include most of the largest fixed income and foreign exchange trading firms, major exchanges and leading natural gas and electricity trading firms in the world. We have offices in the U.S., U.K. and Asia that can transact trading 24 hours a day, around the world. We believe we offer one of the most robust, large-scale, instantaneous and reliable transaction processing systems in the world. Our global private network permits market participants to view information and execute transactions in a fraction of a second. Our proprietary software provides an end-to-end solution, including front-end applications, transaction processing engines, credit and risk management tools and back-office and clearance modules, enabling straight-through processing.

As a result of the terrorist attacks of September 11, 2001, our offices in the World Trade Center were destroyed and we lost 180 of our employees, including many members of our senior management (the September 11 Events). The loss of these assets and employees and the need to relocate our surviving employees have negatively impacted our business. See "Risk Factors".

We commenced operations in March 1999 as a division of Cantor Fitzgerald Securities, a subsidiary of Cantor Fitzgerald, L.P. (Cantor). Our initial focus was the global government bond markets of the world, specifically, U.S., Europe, Canada and Japan. Our relationship with Cantor, a leading global inter-dealer broker in the fixed income markets and the former leader in the U.S. government bond voice-brokerage business, enabled us to become the leader in what today we consider our core electronic marketplaces, the government bond markets of the world. Our goal is to offer the full range of financial products currently traded in today's global non-equity capital markets, which includes wholesale fixed income, foreign exchange and futures and options.

In 2000, we entered the North American energy market with a group of leading energy industry partners. In 2001, we entered the Canadian fixed income market through our investment in and technology agreement with Freedom International Brokerage (Freedom), the leading Canadian inter-dealer broker of fixed income products and other capital products. During 2003, we plan to move beyond the world's government bond and energy markets by focusing our efforts on several other non-equity capital markets, including U.S. agencies, treasury spreads, foreign exchange and interest rate swaps. We also plan to leverage our electronic marketplace expertise and reputation to sell software products and services directly to participants in these marketplaces.

Our revenues consist primarily of transaction fees and software solutions fees, and we market our services to clients, partners and prospects. We do not risk our own capital in transactions or extend credit to market participants.

We have organized our business in four categories, across multiple liquid and commoditized industries in the financial services and energy markets. These four categories are core products, new product rollouts, product enhancement software and eSpeed Software Solutions(SM) sales. We offer our products and services to participants in the financial and energy markets.

Our objective is to be the leading provider of trading technology and interactive marketplaces for the non-equity capital markets, where we believe the opportunity for electronic trading to be substantial. Specifically, we believe we are well-positioned to take advantage of the large opportunities throughout the fixed income, foreign exchange, futures and energy markets of the world. We believe that the scalability and extendibility of our eSpeed(R) suite of products enable us to introduce new markets and distribute products and services more quickly, cost effectively and seamlessly than our competitors.

THE INDUSTRY

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

Electronic marketplaces have emerged as effective means of conducting transactions and creating markets. In an electronic marketplace, substantially all of the participants' actions are facilitated through an electronic medium, such as a private electronic network or over the Internet, which effectively eliminates the need for actual face-to-face or voice-to-voice participant interaction, reducing the inefficiencies inherent in a physical market. Additionally, as adoption of the Internet has become more widespread, businesses are recognizing online channels as an efficient means of distribution of their products to their customers.

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

OUR SOLUTION

Our electronic marketplace end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems, all accessible through our privately managed global high-speed data network and over the Internet. Because of the scale and adaptability of our system, our products have applications across a broad range of companies, industries and vertical marketplaces, including any global non-equity capital marketplace involving multiple buyers and multiple sellers. In addition, we license our software to provide a complete outsourced solution to our clients, enabling them to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, and request-for-quote capabilities. Our products enable market participants to transact business instantaneously, more effectively and at lower cost.

OUR MARKET FOCUS

FINANCIAL MARKETS

WHOLESALE FIXED INCOME. The global fixed income market is the largest financial market in the world. The Bond Market Association estimates that, in the U.S. alone, as of 2002, there were over $20.2 trillion of fixed income securities outstanding with over $632 billion of volume traded daily. In the U.S. Treasury securities market, there is reported to be over $366 billion a day in trading just among the primary dealers and their clients. According to the International Swaps and Derivatives Association, the global market for interest rate swaps, interest rate options and currency swaps had over $82.7 trillion in notional value outstanding as of June 2002.

FOREIGN EXCHANGE. The trading of currencies in all monetary pairs represents the largest trading volume market in the world. The Bank for International Settlements has estimated the daily volume traded in the foreign exchange markets to have been $1.2 trillion as of April 2001.

FUTURES AND OPTIONS. Futures and options trading is a leading financial activity throughout the world, with contracts traded on a wide variety of financial instruments, commodities and indexes. According to the Futures Industry Association, Inc., in 2002, over 5.99 billion futures and options contracts were traded in the world's futures and options markets. Currently, a significant volume of futures trading is still being done on open outcry exchanges, but there has been a significant movement towards the conversion of these markets to electronic trading. To date, we believe the most successful initiatives have been made in Europe. We believe that there is significant opportunity in the continued conversion of these markets to electronic networks, such as our own.

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

Our Financial Markets Solution

Our products in the financial markets include U.S. Treasury and agency securities, European, Japanese, Canadian and emerging market sovereign bonds, U.S. and global corporate bonds, mortgage-backed securities, municipal bonds, interest rate swaps and options, futures, options, foreign exchange, repos and basis trades. Cantor has been a major facilitator and, in some cases, provider of liquidity in numerous financial products through its offices in the U.S., Canada, Europe and Asia. Our eSpeed(R) system provides the only way to electronically access Cantor's marketplaces. Through our alliance with Freedom, Cantor and six leading Canadian financial institutions, eSpeed also powers the electronic platform of Freedom International Brokerage, the leading inter-dealer broker of Canadian fixed income and other capital markets products.

Our private electronic network for wholesale financial markets is connected to most of the largest financial institutions worldwide. We have installed in the offices of our existing client base the technology infrastructure necessary to provide price information and trade execution on an instantaneous basis in a broad range of securities and financial instruments. We believe our eSpeed(R) portfolio of products enables us to introduce and distribute a broad mix of financial products and services quickly, efficiently and at lower cost.

In our electronic marketplaces, participants may either electronically execute trades themselves or call brokers, who then input trade orders into the market for them. In our fully electronic trades, all stages of the trade occur electronically. The participant inputs its buy or sell order instructions directly into our electronic trading system using our software, a web-browser or electronically through an application programming interface or other software. Our system provides to the participant, normally within 300 milliseconds, an on-screen confirmation that the participant's order has been accepted. Simultaneously, an electronic confirmation can be sent to the participant's back office and risk system, enabling risk management capabilities and straight-through processing for the participant. A broker-assisted trade is executed in substantially the same manner as an electronic trade, except that the participant telephones a broker, who then inputs the participant's order into our electronic marketplace system. Our U.S. Government Securities marketplace is now a fully electronic marketplace.

We also see opportunities to expand our business by licensing our technology to other voice brokers in addition to Cantor.

ENERGY MARKETS

In September 2000, we, together with Coral Energy Holding (an affiliate of Shell), Dominion Energy, Dynegy, Koch Energy Trading, TXU Energy Trading, Williams Energy Marketing & Trading and Cantor, announced the formation of TradeSpark, a new comprehensive energy marketplace. TradeSpark was created as a wholesale marketplace for energy-related products and services in North America with both electronic trading systems and voice brokers. As part of our arrangement with TradeSpark, we have implemented electronic marketplaces for natural gas, electricity, coal, weather derivatives and emission allowances. TradeSpark combines our technology platform, accessed over both a private global network and the Internet, and our partners' in-depth energy market knowledge and liquidity to bring speed, neutrality, efficiency and technological leadership to the energy trading market.

The traditional voice-brokered energy marketplace has been fraught with inefficiencies, including the lack of real-time price information, small pools of liquidity, high transaction costs and problems associated with executing trades in a fast moving market. More recently, credit has become a major issue to the market participants because of significant price fluctuations caused by various states' approaches to deregulation, the lack of a liquid hedging market, limited risk management tools and the bankruptcy of certain major industry participants. While there have been a handful of electronic systems and single dealer platforms initiated over the past three years, we believe that none have unbiased information about prices and enough products or liquidity to give companies exchange-like execution in the energy marketplace.

Powered by our full trading platform encompassed in eSpeed, TradeSpark offers an end-to-end marketplace and trading solution that includes real-time and auction-based transaction processing, risk management tools and back-end processing systems, as well as access to a fully registered futures exchange, allowing for the creation of futures and options products for this marketplace.

TradeSpark offers three possible points of access to one pool of liquidity: over the Internet, through our private network and through TradeSpark voice brokers. TradeSpark began the year with strong results, however the exit of major energy companies from the wholesale energy trading markets along with significant credit deterioration and liquidity issues in the marketplace led to a severe downturn in the energy market overall as well as in the performance of TradeSpark, and caused a negative impact on its net revenues recorded, which caused us to write down our investment in TradeSpark to its net realizable value in the fourth quarter of 2002.

ESPEED(R) PRODUCTS

Our products are organized in the following four categories:

CORE PRODUCTS

Currently, most of our revenues are derived from transactions in our core products. These include various United States, European, Canadian and Japanese government securities. Our full-service eSpeed(R) system, combining all of our proprietary software and our global high-speed private network, currently operates in some of the largest and most complex government bond marketplaces in the world. It is designed to be extendible to any multiple-buyer, multiple-seller marketplace and can support massive liquidity and fluctuation in many markets. Our customers in these core products are the largest financial institutions in the world. These customers access our eSpeed(R) system primarily through our global high-speed private network. In addition, the system for these products is also available over the Internet. Our core products enable us to operate what we believe is the only integrated network engaged in electronic trading in multiple products and marketplaces on a global basis. We believe that the time and expense required to develop and install electronic marketplaces will serve as significant barriers to entry for our competitors.

NEW PRODUCT ROLLOUTS

We have identified major opportunities to leverage our position in our core global government bond markets into a variety of key non-equity capital markets. For example, in 2003 we will roll out products in U.S. agencies, off-the-run U.S. Treasury securities, spreads, and basis trading of U.S. Treasuries, municipal bonds, interest rate swaps and foreign exchange.

In December 2002, we entered into an agreement with the Chicago Board of Trade
(CBOT) to distribute futures products through the eSpeed(R) system, providing customers the ability to trade both cash and futures in one neutral, fully-electronic marketplace. By routing CBOT futures trades over the existing eSpeed(R) network and providing front-end integration to our clients, our cash traders and the CBOT's futures traders will have direct, instantaneous access to both markets. This product will be available through the eSpeed(R) SuperQuads software.

Also in December 2002, we acquired the technology to route equities order flow directly to listed exchanges and ECNs, either as directed by the client or via automatic order routing, through the acquisition of the business and technology of TSI Holdings, Inc., known as TradeAnywhere. In 2002, we became a recognized service bureau for the New York Stock Exchange and American Stock Exchange. We intend to capitalize on this recognized service bureau status by leasing telecommunications capacity to other firms which will use it to transmit orders to the exchanges.

PRODUCT ENHANCEMENT SOFTWARE

We recently introduced the following three significant software enhancements -- SuperQuads, Price Improvement and Direct Dealing -- that will enable our clients to engage in the electronic trading of our core products and future product rollouts.

o SuperQuads is a new screen configuration that allows for the introduction of additional markets and products on the eSpeed(R) system. For example, through our agreement with the Chicago Board of Trade, SuperQuads will enable us to route CBOT's treasury futures traders over its existing network and will offer front end integration to clients. Customers will have the ability to trade both cash and futures in one neutral, fully-electronic marketplace. It will allow for network distribution and seamless front office integration, as well as positioning ourselves in this new market segment. We expect to release this product in the second quarter of 2003.

o Price Improvement is an enhancement for trading products on our eSpeed(R) system that gives users the opportunity to trade past a bid or offer, from bid/ask state, and advance their position by slightly improving on the quoted market. The enhancement was designed to make trading more efficient, bringing buyers and sellers closer to the desired trading state, and positions us to share in the revenues generated by the improved trades.

o Direct Dealing allows users to put in a request for a quote for specific products, providing the trader with the ability to reach market participants with an electronic request for interest in specific securities for which the trader has defined sizes. Direct Dealing maintains the trader's anonymity, allows the trader to determine a set amount of time for the request to be filled and treats all participants equally. Direct Dealing is especially useful for trading in large blocks, helping to eliminate unwanted market movement and bringing with it electronic efficiency to less liquid markets.

ESPEED SOFTWARE SOLUTIONS(SM)

eSpeed Software Solutions(SM) leverages our global infrastructure, portfolio of intellectual property and electronic trading expertise to allow customers to build electronic marketplaces and exchanges, enable real-time auctions, enhance debt issuance and customize trading interfaces. eSpeed Software Solutions(SM) takes advantage of the scalability, flexibility and functionality of our eSpeed(R) system to enable our clients to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network. Using eSpeed Software Solutions(SM), customers are able to develop a marketplace, trade with its customers, issue debt, trade odd lots, access program trading interfaces, and access our network and our intellectual property.

We have signed software solution agreements with Refco Securities and the Federal Home Loan Bank. Refco Securities operates a global securities futures brokerage business. eSpeed Software Solutions(SM) has developed a front end trading system for Refco Securities that enables it to communicate its prices for securities products to its customers. The Federal Home Loan Bank is a U.S. Government sponsored enterprise and one of the largest issuers in the global short-term securities market. Our electronic auction-based technology began powering the Federal Home Loan Bank's primary discount note auctions in August 2002.

We have also entered into long-term licensing agreements with respect to our patents and other intellectual property, including a license agreement with InterContinentalExchange Inc. and as well as licenses to the Chicago Mercantile Exchange Inc. and the Board of Trade of the City of Chicago.

Additionally, we have an agreement whereby the New York Board of Trade, through its subsidiaries, will provide clearing and regulatory services and we will provide electronic execution and related services for the U.S. futures exchange, currently known as the Cantor Exchange(SM), the first fully electronic futures exchange in the U.S. Currently, the Cantor Exchange(SM) has obtained regulatory authority to operate in the United Kingdom, Denmark, Finland, France, Hong Kong, Ireland, Italy, Japan, Norway, Portugal and in eight German states. This business was suspended after the September 11 Events. While we are in the process of evaluating our business plan with respect to our operation of the Cantor Exchange(SM), we are confident that our eSpeed(R) system will continue to provide us with major opportunities for the electronic trading of a broad range of futures contracts globally, including opportunities like our futures agreement with CBOT.

OUR TECHNOLOGY

Our eSpeed(R) system is accessible to our clients through (1) our proprietary front-end trading software, (2) our application programming interface (API), which is a dedicated software application linking our clients' networks to our system, (3) the Web, via a browser interface or Java application, and (4) software developed in alliances with independent software vendors. Our system runs on large-scale hardware located in data centers in the U.S. and the U.K. and is distributed either over our multiple path global network or via the Internet through links to multiple global Internet service providers.

Our electronic marketplaces operate on a technology platform and network that emphasize scalability, performance, adaptability and reliability. Our technology platform consists of:

o our proprietary, internally developed real-time installed global network distribution system;

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

Network distribution system

Our eSpeed(R) system contains a proprietary hub-and-spoke digital network. This network uses Cisco Systems' network architecture and is operated by Cisco-certified engineers. Our network's high-speed points of presence comprise the major business centers of the world, including New York, London, Tokyo, Milan, Chicago, Los Angeles and Toronto. Altogether, we manage 24 hubs linked by over 50,000 miles of cable, over 500 Cisco network devices and more than 700 high capacity Sun servers and Compaq Alpha servers located in data centers in London and Rochelle Park, New Jersey that are able to process over 150 transactions per second, per instrument or product. The redundant structure of our system provides multiple backup paths and re-routing of data transmission if one spoke of a hub fails. We believe we operate one of the largest and most robust interactive trading network distribution systems currently in operation.

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

Our credit and risk management systems have been an important part of the operation of our electronic marketplaces and were withdrawn from the market as a result of the terrorist attacks on September 11, 2001. We plan to reintroduce them throughout 2003. These systems (1) continuously monitor trades of our clients to help prevent them from exceeding their credit limits, (2) automatically prevent further trading once a client has reached a pre-determined credit limit and (3) evaluate transactions and calculate both individual positions and risk exposure across various products and credit limits. Once re-implemented, our proprietary credit and risk management systems will also be made available to our global clients to enable them to monitor the position of their traders and will be integrated with our software solution systems so our global clients can monitor the credit of their customers who transact directly with them online. These systems will store client data relevant to credit and risk management, such as financial statements, credit documents, contacts and internal analyses. These systems will also enable our clients to make our electronic marketplaces available to their customers while maintaining control of their customers' trading activity and risk.

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

eSpeed(R) pricing engines and analytics

We have developed a number of analytical software tools that permit us to price products that trade in less liquid markets and for which current pricing information is not readily available. For example, our MOLE(SM) system (Multiple Order Link Engine) is a computer application that enables us to link multiple markets, offer prices and create and enhance marketplaces for products that have limited liquidity. In our financial markets, MOLE(SM) currently uses data from existing cash and futures markets to calculate pricing for transactions where no market prices currently exist, thereby facilitating liquidity. These multi-variable trades are extremely difficult to execute in voice-based markets due to their complexity and the slow speed of manual execution.

eSpeed(R) middle and back-office applications

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

OUR GROWTH STRATEGY

Our objective is to be the world's leading provider of interactive electronic marketplaces and related software solutions to a broad range of industries and marketplaces. We believe we can extend our expertise in the creation of instantaneous electronic marketplaces to a broad range of products and services. Our growth strategy to achieve this objective includes the following key elements:

EXPAND SYSTEM FUNCTIONALITY AND DEVELOP NEW PRODUCTS, SOFTWARE AND SERVICES FOR OUR EXISTING FINANCIAL MARKETS

We plan to continue to expand the types of financial and other products traded in our marketplaces, both in the United States and abroad. In 2003 we will roll out products in U.S. agencies, off-the-run U.S. Treasury securities, spreads, and basis trading of U.S. Treasuries, municipal bonds, interest rate swaps and foreign exchange. Our goal is to include in our electronic marketplaces the full range of financial products that are currently traded in today's non-equity capital markets worldwide. In addition, we plan to develop software and services to add new methods to effect transactions in these products, including our SuperQuads, Price Improvement and Direct Dealing software enhancements. We expect that our traditional client base will begin to trade new products as we develop electronic marketplaces for them, and we intend to continue to convert our existing global clients to our fully electronic platform.

LEVERAGE OUR ESPEED(R) SYSTEM FOR USE IN A WIDE RANGE OF ADDITIONAL NON-EQUITY CAPITAL MARKETS AND OTHER INDUSTRIES

Because of the scale of our system and infrastructure and its ease of adaptability, we believe our eSpeed(R) system has applications across a broad range of products, including Internet-based marketplaces for a wide array of goods and services, particularly those involving multiple buyers and sellers. We believe we are well positioned to leverage the significant costs and efforts that have been incurred developing our eSpeed(R) system to quickly create electronic markets in a wide range of products. We plan, over time, to serve additional marketplaces that can benefit from more efficient, centralized, electronic trading facilities. We plan to continue to expand our eSpeed(R) system across the financial markets and their products.

LICENSE OUR SOFTWARE TO PROVIDE A BROAD RANGE OF MARKET PARTICIPANTS WITH AN OUTSOURCED SOLUTION FOR ONLINE DISTRIBUTION OF THEIR PRODUCTS

We provide a complete outsourced solution to our clients to enable them to distribute their branded products to their customers through online offerings, auctions, including private and reverse auctions, and direct dealing capabilities. We are rebuilding our dedicated sales force that will focus on licensing our software solutions to existing and new clients.

PURSUE STRATEGIC ALLIANCES AND ACQUISITIONS

We are continually exploring opportunities to maximize our growth, including acquisitions, strategic alliances, joint ventures, private placements, recapitalizations or any combination of the foregoing, to expand our vertical markets and generate future growth. We are seeking to enter into joint ventures and other strategic alliances to create liquidity in new and existing product markets, to utilize our patents in such ventures and strategic alliances and to attract new participants to trade products in those markets. We have employed this strategy in our alliance with Freedom and in our other ventures.

OUR CLIENTS

Our clients in our financial markets include banks, dealers, brokers and other wholesale market participants, over 700 of which currently participate in our electronic marketplaces, including most of the largest bond trading firms in the world, as identified by Euromoney Magazine. Our clients in our energy markets include energy trading companies, utilities and other wholesale market participants.

We are providing wholesale and retail investors access to the electronic marketplaces and brokerage-related services supported by our eSpeed(R) system. We expect that a significant portion of our clients who use brokers will migrate to fully electronic access over the coming years. We also expect to add clients for eSpeed Software Solutions(SM) from a wide variety of industries. In addition, due to the loss of virtually all of Cantor's U.S. non-equity voice brokerage business in connection with the terrorist attacks of September 11, 2001, we intend to build relationships with new clients, including traditional competitors of Cantor. We further intend to provide third parties with the infrastructure, including systems administration, internal network support and operations and disaster recovery services, that is critical to providing fully electronic marketplaces in a wide variety of products. Other than Cantor, no client of ours accounts for more than 10% of our revenues.

SALES, MARKETING AND CORPORATE DEVELOPMENT

We promote our electronic marketplaces and services to our existing and prospective clients through a combination of sales, marketing and co-marketing campaigns. We leverage our client relationships through a variety of direct marketing and sales initiatives and build and enhance our brand image through marketing and communications campaigns targeted at a diverse audience, including traders, potential partners and the investor and press communities. We may market to our existing and prospective retail clients through a variety of co-marketing/co-branding initiatives with our online partners. We have designed our sales and marketing efforts to promote brand awareness and educate our audience regarding the nature of our electronic marketplaces, products and services and the advantages associated with the automation of trading activities, as well as our association with Cantor.

Additionally, our senior management staff actively works to establish strategic relationships, develop new markets for our technology and structure and execute investments and acquisitions. Our staff promotes eSpeed at conferences, conventions, events and speaking engagements that advance both our technology and our brand name. In many cases, these engagements are focused within specific vertical markets that we intend to develop in the future. All of these efforts are intended to enhance our image, awareness and profitability.

SOFTWARE DEVELOPMENT

We devote substantial efforts to the development and improvement of our electronic marketplaces and licensed software products. We work with our clients to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our research and development efforts focus on internal development, strategic partnering, acquisitions and licensing. Although we lost many technology professionals and software developers on September 11, 2001, we continue to employ over 266 technology professionals. Our technology team's objective is to develop new products and services in order to provide superior electronic marketplace solutions to our clients. We also focus our efforts on enhancing our Internet interfaces to facilitate real-time markets and comply with the standard Internet security protocol and future security protocols in order to capitalize on the development of new commercial marketplaces. We are continuing to develop new marketplaces and products using our internally developed application software. In addition, we have forged strategic alliances with third-party independent software vendors through which we will work to develop sophisticated, industry specific, front-end applications and products.

COMPETITION

The development and operation of electronic marketplaces are evolving. As a result, competition in these marketplaces is currently fragmented. We expect to face competition from a number of different sources varying in size, business objectives and strategy, some of which competitors are larger than we are and have greater financial resources.

Our current and prospective competitors are numerous and include inter-dealer brokerage firms, market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, consortia, business-to-business marketplace infrastructure and software companies and niche energy market and other commodity business-to-business Internet-based trading systems. In January 2003, ICAP and BrokerTec Global, two of our largest competitors, entered into an agreement by which ICAP would acquire certain businesses of BrokerTec Global involving electronic trading of government securities. The acquisition is conditional upon regulatory approval in the United States and, if approved, could have a significant impact on our competitive position.

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

In April 2001, we purchased the Wagner Patent, which addresses automated futures trading and provides for bids and offers to be placed and matched electronically. In August 2002, we entered into a Settlement Agreement with Electronic Trading Systems Corporation, the Chicago Mercantile Exchange Inc. and the CBOT to resolve the litigation related to the Wagner Patent.

See "Item 3. Legal Proceedings". On March 29, 2002, we entered into a long term licensing agreement with IntercontinentalExchange, Inc. (ICE) granting use of our Wagner Patent to ICE. Under the terms of the agreement, ICE will pay an annual royalty of $2 million per year. ICE will also pay to us $0.10 for each contract that participants submit to the electronic futures exchange for trading, or $0.20 for each contract contained in matched trades on the electronic futures exchange. To date, we have not received any per contract revenue from this arrangement. The agreement will remain in effect until February 7, 2007, or for the duration of the life of the patent, unless certain conditions are not met. In December 2002, we entered into an agreement with the Chicago Board of Trade to distribute futures products over our eSpeed(R) system.

In July 2001, we purchased a patent, the Lawrence Patent, which relates to the electronic trading of municipal bonds and electronic auctions of fixed income securities and interest rate products. Auction-based trading allows broker-dealers and their customers to send our "bid-wanted" forms listing the available securities, then to accept bids with a final auction time. The Lawrence Patent brings additional efficiencies to the auctioned markets by, among other things, enabling potential buyers to electronically place bids securely and anonymously.

We also have an agreement to license several pending U.S. patent applications relating to various other aspects of our electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations.

We cannot at this time determine the significance of any of the foregoing patents, or future patents, if issued, to our business. We can give no assurance that any of the foregoing patents will be found by a court to be valid and enforceable, or that any of these patents would not be infringed by a third party competing or seeking to compete with our business. Our business strategy may include licensing such patents for royalties, joint venturing with other marketplaces or exchanges, or exclusively using the patents in our marketplaces.

EMPLOYEES

As of December 31, 2002, we had 319 employees, five of whom are our executive officers. None of these employees is represented by a union. We believe that we have good relations with our employees.

WEBSITE ACCESS TO REPORTS

Our Internet website address is www.espeed.com. Through our Internet website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the
SEC: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934. Our Proxy Statements for our Annual Meetings are also available through our Internet website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

                                  RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating us and our business.

RISKS RELATED TO OUR BUSINESS

THE EVENTS OF SEPTEMBER 11, 2001 HAVE HAD AND MAY CONTINUE TO HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Our losses

Our previous headquarters were in the World Trade Center. As a result of the September 11 Events, our offices in the World Trade Center were destroyed and we lost approximately 180 of our employees, including many members of our senior management. The destruction of our assets, the loss of all those employees, including product development personnel, and the need to relocate the surviving employees has negatively impacted our business. In addition, although we still have redundancy of our system, we now have two data centers instead of the three that we had prior to the September 11 Events.

Cantor's losses

Cantor and TradeSpark lost an aggregate of 478 employees and equipment and systems as a result of the September 11 Events. Cantor also lost its headquarters. Such losses have negatively impacted our revenues and may continue to adversely impact our revenues in the future since, among other things, Cantor is not currently trading many of the financial products its voice brokers historically traded using our eSpeed(R) system. In addition, the loss of Cantor's assets and brokers will negatively affect our strategy to convert the products that those brokers were trading in voice-assisted transactions to products that are traded fully electronically over our eSpeed(R) system.

WE MAY INCUR LOSSES IN THE FUTURE.

From our inception through December 31, 2002, we have sustained a cumulative net loss of approximately $49.4 million. While we currently expect to generate operating profits in the year 2003, as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts, we may incur additional losses.

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

IF WE ARE UNABLE TO ENTER INTO ADDITIONAL MARKETING AND STRATEGIC ALLIANCES OR OUR CURRENT OR FUTURE STRATEGIC ALLIANCES ARE NOT SUCCESSFUL, WE MAY NOT GENERATE INCREASED TRADING IN OUR ELECTRONIC MARKETPLACES.

We expect to continue to enter into strategic alliances with other market participants, such as retail brokers, exchanges, energy companies, market makers, consortia, clearinghouses, major market participants and technology companies, in order to increase client access to and use of our electronic marketplaces. We cannot assure you that we will be able to continue to enter into these strategic alliances on terms that are favorable to us, or at all. In addition, we cannot assure you that our current or future strategic alliances will be successful. The success of our current and future relationships will depend on the amount of increased trading in our electronic marketplaces and the liquidity generated therein. These arrangements may not generate the expected number of new clients or increased trading volume we are seeking.

As a result of the downturn of the energy market and the performance of TradeSpark, our investment in TradeSpark has become impaired and has been written down to its net realizable value.

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

Our future success depends, in significant part, on the continued service of Howard Lutnick, our Chairman, Chief Executive Officer and President, and our other executive officers and managers and sales and technical personnel who possess extensive knowledge and technology skills in our markets. We cannot assure you that we would be able to find an appropriate replacement for Mr. Lutnick if the need should arise. Any loss or interruption of Mr. Lutnick's services could result in our inability to manage our operations effectively and/or develop new electronic marketplaces. We have not entered into employment agreements with any of our executive officers or other personnel. Although we have obtained $15 million in "key person" life insurance on the life of Mr. Lutnick, we do not have "key person" life insurance policies on any of our other executive officers or personnel. All of the members of our senior management team are also officers, partners or key employees of Cantor. As a result, they dedicate only a portion of their professional efforts to our business and operations. We cannot assure you that the time these persons devote to our business and operations in the future will be adequate and that we will not experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. We intend to strive to provide high quality services that will allow us to establish and maintain long-term relationships with our clients. Our ability to do so will depend, in large part, upon the individual employees who represent us in our dealings with clients. The market for qualified programmers, technicians and sales persons is extremely competitive and has grown more so in recent periods as electronic commerce has experienced growth. We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel.

IF CANTOR OR WE ARE UNABLE TO PROTECT THE INTELLECTUAL PROPERTY RIGHTS WE LICENSE FROM CANTOR OR OWN, OUR ABILITY TO OPERATE ELECTRONIC MARKETPLACES MAY BE MATERIALLY ADVERSELY AFFECTED.

Our business is dependent on proprietary technology and other intellectual property rights. We license some of our patented technology from Cantor. The license arrangement is exclusive, except in the event that (1) we are unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require us to do so, or we are unable to provide such services or (2) we do not exercise our right of first refusal to provide to Cantor electronic brokerage services with respect to a marketplace, in which case Cantor retains a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. We cannot guarantee that the concepts which are the subject of the patents and patent applications covered by the license from Cantor or that we own are patentable or that issued patents are or will be valid and enforceable. Where patents are granted in the U.S., we can give no assurance that equivalent patents will be granted in Europe or elsewhere, as a result of differences in local laws affecting patentability and validity. Moreover, we cannot guarantee that Cantor's issued patents or our issued patents are valid and enforceable, or that third parties competing or intending to compete with us will not infringe any of these patents. Despite precautions we or Cantor has taken or may take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to monitor unauthorized use of our proprietary technology and intellectual property rights. We cannot assure you that the steps we have taken will prevent misappropriation of our technology or intellectual property rights.

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

WE HAVE HAD TO RESORT TO COSTLY LITIGATION TO PROTECT AND DEFEND CERTAIN OF OUR INTELLECTUAL PROPERTY RIGHTS, AND MAY CONTINUE TO HAVE TO DO SO.

We have had to resort to costly litigation to enforce certain of our intellectual property rights. We may have to continue to resort to litigation to protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend ourselves from claims of infringement, invalidity or unenforceability. We may incur substantial costs and diversion of resources as a result of litigation, even if we win. In the event we do not win, we may have to enter into royalty or licensing agreements. We cannot assure you that an agreement would be available to us on reasonable terms, if at all.

IF OUR SOFTWARE LICENSES FROM THIRD PARTIES ARE TERMINATED, OUR ABILITY TO OPERATE OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED.

We license database and other software from third parties, much of which is integral to our systems and our business. The licenses are terminable if we breach our obligations under the license agreements. If any of these relationships were terminated or if any of these third parties were to cease doing business, we may be forced to spend significant time and money to replace the licensed software. However, we cannot assure you that the necessary replacements will be available on reasonable terms, if at all.

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

Our current and prospective competitors are numerous and include interdealer brokerage firms, technology companies and market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity business-to-business Internet-based trading systems. In January 2003, ICAP and BrokerTec Global, two of our largest competitors, entered into an agreement by which ICAP would acquire certain businesses of BrokerTec Global involving electronic trading of government securities. The acquisition is conditional upon regulatory approval in the United States and, if approved, could have a significant impact on our competitive position.

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

o    legislative and regulatory changes; and

o    currency values.

IF THERE IS LESS U.S. TREASURY DEBT OUTSTANDING, OR IF OUR SHARE OF THE U.S. TREASURY MARKET DECLINES, OUR REVENUES MAY BE ADVERSELY AFFECTED.

Our business is highly dependent upon the volume of bonds being traded through our eSpeed(R) system. We believe that we have historically led the U.S. Treasury benchmark market, and our revenues are increasingly concentrated in this business. If the U.S. reduces its outstanding Treasury debt, or if there is contraction in the U.S. Treasury market, there may be a decline in the volume of U.S. Treasury securities traded through our eSpeed(R) system. Similarly, if we were to lose market share in the U.S. Treasury market, our revenues would be adversely affected.

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

Since June 9, 2002, approximately 5.9 million shares of our Class A common stock that have been distributed to partners of Cantor as part of a deferred stock distribution by Cantor have been eligible for resale in the public market subject to Rule 144(k) under the Securities Act. The availability for sale of such number of shares may have an adverse effect on the market price of our Class A common stock.

In addition, we have issued shares of our Class A common stock, warrants and convertible preferred stock and have granted registration rights in connection with certain of our strategic alliances. See "Item 13. Certain Relationships and Related Transactions."

Our board has authorized the repurchase of up to $40 million of our outstanding Class A common stock. As of December 31, 2002, we had repurchased 24,600 shares of our Class A common stock for a total of $221,892 under the repurchase plan authorized by our board of directors. During the first quarter of 2003, we purchased an additional 161,799 shares for a total purchase price of $1,872,112, bringing the total number of treasury shares owned to 186,399 at a book value of $2,094,004. We anticipate making additional stock repurchases in 2003.

RISKS RELATED TO OUR RELATIONSHIP WITH CANTOR

BECAUSE WE CONTINUE TO DEPEND ON CANTOR'S BUSINESS, EVENTS WHICH ADVERSELY AFFECT CANTOR'S BUSINESS, INCLUDING A SALE, DISSOLUTION, LIQUIDATION OR WINDING-UP OF CANTOR, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES.

Since inception, we have recognized a significant portion of our revenues in connection with our relationship with Cantor. Consequently, our business was adversely affected by the effect of the September 11 Events on Cantor's business. See "-- The events of September 11, 2001 have had and may continue to have an adverse effect on our business." In addition, any other future events which adversely affect Cantor's business or operating results, including a sale, dissolution, liquidation or winding-up of all or a material portion of Cantor's business, could have a material adverse effect on our most significant source of revenues. We also are a general creditor of Cantor to the extent that there are transaction revenues and software solutions fees owing to us from Cantor. Events that adversely affect Cantor's financial position and its ability to remit to us our share of transaction revenues and software solutions fees could have a material adverse effect on our revenues.

CONFLICTS OF INTEREST AND COMPETITION WITH CANTOR MAY ARISE.

Various conflicts of interest between us and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including competitive business activities, potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. Our Amended and Restated Joint Services Agreement, as currently in effect (the Joint Services Agreement), with Cantor provides that, in some circumstances, Cantor can unilaterally determine the commissions that will be charged to clients for effecting trades in marketplaces in which we collaborate with Cantor. The determination of the nature of commissions charged to clients does not affect the allocation of revenues that Cantor and we share with respect to those transactions. However, in circumstances in which Cantor determines to charge clients lower commissions, the amount that we receive in respect of our share of the commissions will be correspondingly decreased. Pursuant to our Administrative Services Agreement with Cantor, Cantor is required to obtain for us, among other things, property and casualty insurance of not less than $40 million and business interruption insurance of $25 million. Cantor has procured property insurance coverage for us covering our fixed assets and business interruption insurance in the amount of $25 million. However, in the case of business interruption insurance, we are listed on this insurance policy as one of several insured parties, together with Cantor and several of its affiliates. This insurance policy is for aggregate amounts in excess of the amounts set forth above. The Administrative Services Agreement does not provide for the allocation of the proceeds among the named insureds. Because Cantor controls us and the allocation of the proceeds received from insurance, Cantor may allocate the proceeds among the insured parties in a manner with which we disagree and that may have an adverse effect on our financial condition.

Four of our directors and our executive officers are either partners and/or officers of Cantor. Simultaneous service as an eSpeed director or officer and service as an officer, or status as a partner, of Cantor could create, or appear to create, potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor. Mr. Lutnick, our Chairman, President and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor. As a result, Mr. Lutnick controls Cantor. As of March 1, 2003, Mr. Lutnick controlled approximately 89.8% of the combined voting power of all classes of our voting stock. Mr. Lutnick's simultaneous service as our Chairman, President and Chief Executive Officer and his control of Cantor could create or appear to create potential conflicts of interest when Mr. Lutnick is faced with decisions that could have different implications for us and for Cantor.

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

BECAUSE AGREEMENTS BETWEEN US AND CANTOR ARE NOT THE RESULT OF ARM'S-LENGTH NEGOTIATIONS, WE MAY RECEIVE LOWER SERVICE FEES FROM, AND PAY HIGHER SERVICE FEES TO, CANTOR THAN WE WOULD WITH RESPECT TO THIRD PARTY SERVICE PROVIDERS.

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

As of March 1, 2003, Cantor beneficially owned approximately 89.8% of the combined voting power of all classes of our voting stock. As long as Cantor beneficially owns a majority of the combined voting power of our common stock, it will have the ability, without the consent of the public stockholders, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change in control of our company. In certain circumstances, the shares of our Class B common stock issued to Cantor upon consummation of the formation transactions may be transferred without conversion to our Class A common stock.

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

ITEM 2. PROPERTIES

We have offices in the U.S., U.K. and Asia. Our principal executive offices are located at 135 East 57th Street, New York, New York. We currently occupy space subleased by Cantor. Our largest presence outside of the New York metropolitan area is in London, where we have the right to use approximately 15,000 square feet of Cantor's existing office space. Our right to use this space expires at the earlier of (1) the time that Cantor's lease expires in 2016 or (2) when Cantor ceases to be an affiliate of ours and Cantor asks us to vacate. We will pay Cantor approximately $2.6 million annually for use of this space. Additionally, we occupy approximately 18,750 square feet of space in our concurrent computing center in Rochelle Park, New Jersey. We pay Cantor approximately $717,000 annually for the use of the Rochelle Park space.

ITEM 3. LEGAL PROCEEDINGS

By Statement of Claim dated October 8, 2002, Municipal Partners, LLC (MPLLC) commenced an arbitration before the NASD against Cantor Fitzgerald Partners and Howard Lutnick (the Arbitration). Although MPLLC did not name eSpeed as a respondent in the Arbitration, MPLLC seeks, among other things, (i) a declaration that the License and Service Agreement dated January 30, 2002, between MPLLC and eSpeed is null and void and (ii) an order directing eSpeed to reimburse MPLLC for certain costs. By Order to Show Cause signed on October 30, 2002, eSpeed, Cantor Fitzgerald Partners and Howard Lutnick moved for an order staying the Arbitration in its entirety or, alternatively, staying the Arbitration insofar as it seeks relief directly or indirectly against eSpeed. The motion has been fully briefed and is currently sub judice. The parties have agreed to participate in court sponsored non-binding mediation.

By Summons and Complaint dated October 30, 2002, eSpeed commenced an action against MPLLC seeking, among other things, payment for services rendered pursuant to the License and Service Agreement and payment for eSpeed's share of certain electronic revenues of MPLLC. In the interim, the parties have agreed to submit to non-binding mediation.

eSpeed patent related legal proceedings

On August 26, 2002, we entered into a Settlement Agreement (the Agreement) with Electronic Trading Systems Corporation (ETS), the Chicago Mercantile Exchange Inc. (CME) and CBOT to resolve the litigation related to the Wagner Patent (United States Patent No. 4,903,201). The Wagner Patent deals with automated futures trading systems in which transactions are completed by a computerized matching of bids and offers of futures contracts on an electronic platform.

Under the terms of the Agreement, CME and CBOT will each pay $15 million to us as a fully paid up license. Each $15 million payment will include $5 million, which was received in the three months ended September 30, 2002, and $2 million per year until 2007. We will recognize these payments, over the remaining life of the Wagner Patent, under the caption "Software Solutions and licensing fees from unrelated parties" in our consolidated statements of operations. The Wagner Patent expires in February 2007. As part of the Agreement, all parties will be released from the legal claims brought against each other without admitting liability on the part of any party. We may be paying ETS up to $5,750,000 over time out of the amounts we receive under the Agreement in connection with the settlement of the litigation relating to the Wagner Patent. For the year ended December 31, 2002, $2,750,000 was paid to ETS. The net settlement proceeds of $24,250,000 is to be recognized as revenue ratably over the remaining useful life of the patent. For the year ended December 31, 2002, we have recorded revenue of $1,796,074 related to the Settlement Agreement.

After we acquired the Wagner Patent in April 2001, we joined ETS, the prior patent owner, as a plaintiff in litigation pending in the Southern District of New York against the New York Mercantile Exchange. The plaintiffs allege that the defendants in each case infringed the Wagner Patent. The complaints seek injunctive relief, a reasonable royalty, treble damages pursuant to 37 U.S.C. ss.284, attorneys' fees, interest and costs. The defendants have asserted counterclaims by which they contend they are entitled to the their attorneys' fees should they prevail. On June 26, 2002, the Judge in the New York case entered an order following a Markman hearing construing the claims of the patent. We believe that both of those Markman rulings were generally consistent with out interpretation of the scope of the patent.

Expert discovery is ongoing in the New York case, and a limited amount of fact discovery remains, with any trial likely in 2003.

Although the ultimate outcome of these actions cannot be ascertained at this time (although the parties from time to time are actively pursuing settlement discussions) and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these matters will not have a material adverse effect on our financial condition or results of operations.

Cantor related legal proceedings

In February 1998, Market Data Corporation (MDC) contracted to provide the technology for an electronic trading system to compete with Cantor's United States Treasury brokerage business. MDC is controlled by Iris Cantor and Rodney Fisher, her nephew-in-law. Iris Cantor, a company under the control of Iris Cantor referred to herein as Cantor Fitzgerald Incorporated (CFI) and Rodney Fisher (collectively, the Iris Cantor Parties) are limited partners of Cantor. In April 1998, Cantor filed a complaint in the Delaware Court of Chancery against MDC and the Iris Cantor Parties with respect to these matters. Cantor believes MDC's technology for electronic trading systems would be of substantial assistance to competitors in the wholesale market if provided to them. On March 13, 2000, the Delaware Court of Chancery ruled in favor of Cantor, finding that the Iris Cantor Parties had breached the Partnership Agreement of Cantor, aided and abetted by MDC. The court awarded Cantor declaratory judgment relief and court costs and attorneys' fees.

On November 5, 2001, the Court of Chancery entered an Order of Declaratory Judgement, which provides that if any of the Iris Cantor Parties, through MDC or otherwise, wish to compete with Cantor or its affiliates in a manner that could reasonably be expected to harm a core business of Cantor, they must obtain the written consent of Cantor's Managing General Partner. On December 4, 2001, the defendants filed notices of appeal. The Delaware Supreme Court dismissed the appeals as interlocutory. On June 21, 2002 (and revised July 8, 2002), the Court rendered an opinion denying defendants' further reargument as to the damages award and stated that the case is now ripe for appeal. The parties were asked to submit a proposed form of order regarding the amount of damages. The Court has yet to enter a final order. In a related proceeding, MDC alleged that Cantor has violated the declaratory judgment order by withholding its consent for MDC to engage in certain business transactions. MDC has withdrawn its petition seeking relief in this related proceeding.

On May 16, 2000, CFI filed an action in Delaware Superior Court, New Castle County, against Cantor and CF Group Management, Inc. (CFGM) seeking payment of $40 million allegedly due pursuant to a settlement agreement in an earlier litigation between the parties. The complaint alleges that CFI is entitled to a one-time $40 million payment upon "an initial public offering of Cantor or of a successor to a material portion of the assets and business of Cantor..." CFI alleges that our initial public offering on December 10, 1999 triggered the payment obligation under the settlement agreement. On September 26, 2000, CFLP and CFGM filed an answer denying liability. Following the events of September 11, 2001, the action was stayed. The stay was lifted on September 1, 2002 and the parties have resumed discovery.

Although we do not expect to incur any losses with respect to the pending lawsuits or supplemental allegations relating to Cantor and Cantor's partnership agreement, Cantor has agreed to indemnify us with respect to any liabilities we incur as a result of any breach by Cantor of any covenant or obligation contained in Cantor's partnership agreement and for any liabilities that are incurred with respect to the litigation involving MDC, Iris
Cantor, CFI and Rodney Fisher.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 2002 Annual Meeting of Stockholders (the Annual Meeting) on October 23, 2002.

(b) The following directors were elected at the Annual Meeting: Howard W. Lutnick, Lee M. Amaitis, Joseph C. Noviello, Stephen M. Merkel, Larry R. Carter, John H. Dalton, Frank R. Lautenberg, William J. Moran and Albert M. Weis.

(c) Set forth below is a description of the matters voted upon at the Annual Meeting, including the number of votes cast for, as well as the number of votes withheld and broker non-votes, as to each nominee for election as a director.

1. Election of seven directors, each to serve until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.


Name of                                            WITHHOLD          BROKER
Candidate                           FOR            AUTHORITY        NON-VOTES
---------                           ---            ---------        ---------
Howard W. Lutnick               280,765,510        6,150,441           0
Lee M. Amaitis                  280,765,510        6,150,441           0
Joseph C. Noviello              280,765,510        6,150,441           0
Stephen M. Merkel               280,765,510        6,150,441           0
Larry R. Carter                 286,756,055          159,896           0
John H. Dalton                  286,722,840          193,111           0
Frank R. Lautenberg             286,792,605          123,346           0
William J. Moran                286,792,605          123,346           0
Albert M. Weis                  286,792,605          123,346           0


Mr. Lautenberg resigned as director as of December 31, 2002 because he was elected as a United States Senator for the State of New Jersey.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF CLASS A COMMON STOCK

Our Class A common stock is traded on the Nasdaq National Market under the symbol "ESPD". For each quarter of the prior two years and through March 17, 2003, the high and low sales prices for our Class A common stock, as reported by Nasdaq, were as follows:


                                                          High           Low
                                                         ------         ------
2001
First Quarter......................................      $34.75         $13.62
Second Quarter.....................................      $28.23         $16.25
Third Quarter......................................      $19.94         $ 7.44
Fourth Quarter.....................................      $ 9.00         $ 4.60

2002
First Quarter......................................      $12.21         $ 7.91
Second Quarter.....................................      $14.10         $ 8.27
Third Quarter......................................      $11.07         $ 7.42
Fourth Quarter.....................................      $19.90         $ 9.63

2003
First Quarter (through March 17, 2003).............      $19.20         $ 9.15


On March 17, 2003, the last reported closing price of our Class A common stock on the Nasdaq National Market was $11.25 and there were 682 holders of record of our Class A common stock and two holders of record of our Class B common stock.

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

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and Cantor Fitzgerald Securities, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. Of the $139.6 million raised, approximately $8.9 million has been used to fund investments in various entities, approximately $62.4 million has been used to acquire fixed assets and to pay for the development of capitalized software, approximately $22.7 million has been used to purchase intangible assets and pay for the defense of patents, and approximately $8.2 million has been used for other working capital purposes. The remaining $37.4 million has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank.

Of the amount of proceeds spent through December 31, 2002, approximately $27.1 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

STOCK REPURCHASE

In February 2003, in accordance with the stock repurchase plan authorized by our board of directors on September 10, 2001 and reaffirmed in October 2001, we repurchased an aggregate of 161,799 shares of our Class A common stock for an aggregate purchase price of $1,872,112. The reacquired shares have been designated treasury shares and will be used for general corporate purposes.

ITEM 6 SELECTED FINANCIAL DATA

In the table below, we provide you with our selected historical financial data. We have prepared this statement of operations and statement of financial condition data using our consolidated financial statements for the years ended December 31, 2002, 2001, 2000 and for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999. The consolidated financial statements for these periods were audited by Deloitte & Touche LLP, independent auditors. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 29 of this Report and with our consolidated financial statements and the notes thereto beginning on page 39 of this Report.

                                                                                                              For the period from
                                                                                                            March 10, 1999 (date of
                                                                Years Ended December 31,                         commencement of
                                                    ---------------------------------------------------        operations) to
STATEMENT OF OPERATIONS DATA                          2002                  2001                 2000          December 31, 1999
                                                    --------              --------              -------            -------
(IN THOUSANDS, EXCEPT PER SHARE DATA):

Total revenues...............................       $139,238              $124,969              $91,027            $34,661
                                                    --------              --------             --------           --------

Expenses:
Compensation and employee benefits...........         36,499                53,437               53,963             21,502
Occupancy and equipment......................         24,863                29,549               21,561             10,293
Professional and consulting fees.............          5,658                10,568               13,036              5,149
Communications and client networks...........          6,336                 8,109                4,589              3,355
Marketing....................................          4,778                 4,356                8,285                  -
Administrative fees paid to related parties..          9,134                 9,798                6,524              1,662
Non-cash business partner securities (1).....          2,059                 1,223               32,041                  -
Options granted to Cantor employees (2)......                                                                        2,850
Loss on unconsolidated investments (3).......            950                 3,833                                       -
Provision for September 11, 2001 events (4)..         (1,201)               13,323
Other........................................          7,717                 8,569                9,684              2,649
                                                    --------              --------             --------           --------

Total expenses...............................         96,793               142,765              149,683             47,460
                                                    --------              --------             --------           --------
Income (loss) before
provision (benefit) for income taxes........          42,445               (17,796)             (58,656)           (12,799)
                                                    --------              --------             --------           --------

Income tax provision (benefit)...............            479                   531                  406               (212)
                                                    --------              --------             --------           --------

Net income (loss)............................       $ 41,966              $(18,327)            $(59,062)          $(12,587)
                                                    ========              ========             ========           ========

Basic net income (loss) per share............          $0.76                $(0.34)              $(1.15)            $(0.28)
                                                    ========              ========             ========           ========

Fully diluted net income (loss) per share....          $0.74                $(0.34)              $(1.15)            $(0.28)
                                                    ========              ========             ========           ========
Basic weighted average shares
of common stock outstanding..................         54,991                54,297               51,483             44,495
Fully diluted weighted average
shares of common stock outstanding...........         56,784                54,297               51,483             44,495

                                              December 31, 2002     December 31, 2001    December 31, 2000     December 31, 1999
                                              -----------------     -----------------    -----------------     -----------------
STATEMENT OF FINANCIAL CONDITION
DATA (IN THOUSANDS):

Cash and cash equivalents....................       $187,999              $159,899             $122,164            $134,846
Total assets.................................        252,711               210,741              157,034             188,672
Total liabilities............................         34,256                37,559               24,776              53,160
Total stockholders' equity...................        218,455               173,182              132,258             135,512

(1) See "Item 8. Financial Statements and Supplementary Data, Note 7."

(2) Concurrent with the initial public offering, we issued 290,320 options to Cantor employees and a consultant. The estimated fair value of the options at the time of the offering resulted in a one-time non-cash charge to us of $2,850.

(3) See "Item 8. Financial Statements and Supplementary Data, Note 7."

(4) See "Item 8. Financial Statements and Supplementary Data, Note 2."

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

Concurrent with our initial public offering in December 1999, Cantor contributed to us, and we acquired from Cantor, certain of our assets. These assets primarily consisted of proprietary software, network distribution systems, technologies and other related contractual rights that comprise our eSpeed(R) system.

On September 11, 2001, our principal place of business at One World Trade Center was destroyed and, as a result, we lost 180 employees and Cantor and TradeSpark lost 478 employees. Through implementation of our business recovery plan, we immediately relocated our surviving employees to various locations in the New York metropolitan area. Our operating proprietary software was unharmed.

As of December 31, 2002, we had an accumulated deficit of $49.4 million. This loss primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base and from non-cash charges incurred in connection with the issuance of business partner securities. In spite of the September 11 Events, for the year ended December 31, 2002, we recorded annual net income for the first time. We expect that we will continue to generate net income from operations. However, in light of the rapidly changing nature of our business and the impact of the September 11 Events, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

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

We have entered into an Amended and Restated Joint Services Agreement with Cantor under which we and Cantor have agreed to collaborate to provide brokerage and related services to clients in multiple electronic markets for transactions in securities and other products. Under the Amended and Restated Joint Services Agreement, as currently in effect, we are responsible for providing electronic brokerage services, and Cantor provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. Under this agreement, we and Cantor share revenues derived from transactions effected in the marketplaces in which we collaborate and other specified markets. The portion of the transaction revenues that we and Cantor receive are based on several factors, including whether: (1) the marketplace is one in which we collaborate with Cantor; (2) the transaction is fully electronic or Cantor provides voice-assisted brokerage services; (3) the product traded is a financial or other product; and (4) the product is traded on the Cantor Exchange(SM). The percentage of the transaction revenues we receive ranges from 2.5% to 65%. However, in general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor receives 35% of the transaction revenues;and for voice-assisted brokerage transactions, Cantor receives 93% of the transaction revenues and we receive 7% of the transaction revenues. In addition, if the transactions relate to a gaming business, we receive 25% of the net trading revenues. We have agreed to provide to Cantor technology support services at cost.

We have also entered into services agreements with TradeSpark, Freedom, Municipal Partners LLC (MPLLC) and CO2e.com (CO2e) pursuant to which we provide the technology infrastructure for the transactional and technology related elements of the TradeSpark, Freedom, MPLLC and CO2e marketplaces, as well as certain other services, in exchange for specified percentages of transaction revenues from the marketplaces. In general, if a transaction is fully electronic, we receive 65% of the aggregate transaction revenues and TradeSpark or Freedom receives 35% of the transaction revenues. If TradeSpark or Freedom provides voice-assisted brokerage services with respect to a transaction, then we receive 35% of the revenues and TradeSpark or Freedom receives 65% of the revenues. We and MPLLC each receive 50% of the fully electronic revenues related to municipal bonds. Our agreement with CO2e provides that we receive 50% of CO2e's fully electronic revenues and 15% of CO2e's voice-assisted and open outcry revenues until December 2003; thereafter we will receive 20% of voice-assisted and open outcry revenues.

We have pursued an aggressive strategy to convert most of Cantor's financial marketplace products to our eSpeed(R) system and, with the assistance of Cantor, to continue to create new markets and convert new clients to our eSpeed(R) system. The process of converting these marketplaces includes modifying existing trading systems to allow for transactions to be entered directly from a client location, signing an agreement with the client, installing the hardware and software at the client location and establishing communication lines between us and the client. Other than Cantor, no client of ours accounted for more than 10% of our transaction revenues from our date of inception through December 31, 2002. As a result of the September 11 Events and the resulting loss of voice brokers, Cantor's U.S. operations were reduced, including the trading by it of certain U.S. financial products. Cantor also sold the assets of its municipal bond business in the first quarter of 2002 after that business ceased operations on September 11, 2001, but acquired a 25% special interest in MPLLC, the newly formed entity that owns the assets. Cantor has not yet fully determined which financial product marketplaces it will re-enter. In addition, Cantor's business product development activity continues to be reduced due to the September 11 Events. If Cantor determines not to re-enter its affected businesses, exits additional businesses or does not continue to develop new products or enter into new businesses, we will likely be adversely affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. Actual results may differ from our estimates as a result of the occurrence of future events or changes in conditions which affected our judgments or estimates.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Provision for September 11 Events

We recorded an expense of $13.3 million in the year ended December 31, 2001 for the costs which we had incurred or expected to incur and for assets which were destroyed or impaired as a result of the September 11 Events. Due to the extent of the loss of life and the destruction of assets, the effect of the September 11 Events required us to make estimates and judgments in an uncertain environment. In our judgment, such costs were properly recorded in the same period as the September 11 Events, even if disbursement did not occur until future periods. During the year ended December 31, 2002, actual costs incurred were charged against the provision and the remaining unused amount was reversed in the fourth quarter of 2002.

Insurance Coverage

We have insurance coverage for both property and casualty losses and for business interruption through our Administrative Services Agreement with Cantor.

During 2002, we received and recognized as income $12,832,886 of the $40,000,000 business interruption insurance recovery received by Cantor. This allocation was based on an analysis prepared by an independent consultant.

Under the property and casualty coverage of $40 million, we expect to be reimbursed through Cantor for the greater of fair value or replacement costs for assets lost as a result of the September 11 Events. To the extent that the cost of assets replaced exceeds the carrying value of the assets destroyed, we will recognize a gain on replacement of assets resulting from potential additional recoveries under our property and casualty coverage. However, we cannot currently estimate the amount or timing of any such gain, if any, and accordingly, no gains on replacement of fixed assets have been recorded during the current year.

Related Party Transactions

As described above, we share revenues with Cantor, TradeSpark, Freedom, MPLLC and CO2e. In addition, we provide technology support services to Cantor, TradeSpark, Freedom, MPLLC and CO2e, and Cantor provides administrative services to us.

Since Cantor holds a controlling interest in us, and holds a significant interest in TradeSpark and Freedom, such transactions among and between us and Cantor, TradeSpark and Freedom are on a basis which might not be replicated if such services or revenue sharing arrangements were between, or among, unrelated parties.

We recognize Software Solutions fees from related parties based on the allocated portion of our costs of providing services to our related parties. Such allocation of costs requires us to make judgments as to the equitable distribution of such costs. In addition, we receive administrative services from Cantor, for which we pay a fee based on Cantor's good faith determination of an equitable allocation of the costs of providing such services. There is no assurance that we could realize such revenues, or obtain services at such costs, if we had to replicate such arrangements with unrelated parties.

Patents

We capitalized the costs associated with the purchase of two patents acquired in 2001. In order to perfect and defend our rights under the patents, we have incurred substantial legal costs. We have capitalized such legal costs, thereby increasing the carrying value of the patents. These capitalized costs, and the original purchase price of the patents, are amortized over the remaining life of the patent to which they relate, and are reflected net of accumulated amortization as an asset in our statements of financial condition. We believe the inherent value of the patents exceeds their carrying value. However, if the rights afforded us under the patents are not enforced or if the patents do not provide the competitive advantages which we anticipated at the time of purchase, we may have to write-down the patents, and such charges could be substantial.

Capitalized Software Costs

We capitalize, in accordance with Generally Accepted Accounting Principles
(GAAP), the direct costs of employees who are engaged in creating software for internal use. This treatment requires us to estimate the portion of the employees' efforts which directly produce new software or provide additional functionality to existing software.

In our judgment, these employee-related costs serve to create or enhance valuable software. Our current policy is to capitalize these costs and amortize them over their estimated economic useful life of three years on a straight-line basis. However, if the costs incurred to produce the software are ultimately deemed to exceed the benefit which the software provides, we may have to write-down the capitalized software costs, and such charge could be substantial.

Business Partner Securities

We enter into transactions with business partners in which we issue certain equity instruments whose value, in part, is dependent on the value of our publicly traded Class A common stock. Such business partner securities include options and warrants to purchase shares of our Class A common stock as well as convertible preferred shares. The preferred shares are convertible into either shares of our Class A common stock or warrants to purchase shares of our Class A common stock.

The value of these business partner securities issued establishes either the basis of assets acquired in exchange for the instruments, or an expense which is, or will be, recognized in conjunction with the issuance.

We utilize judgment in establishing the fair value of these business partner securities in the absence of a ready market for such instruments. Options and warrants are valued using an option pricing model which requires us to make assumptions as to future interest rates, price volatility of our Class A common stock, future dividends and the expected life of the option or warrant being valued. We believe that our assumptions used in the valuation of the instruments are reasonable. However, changes in the assumptions could result in differing valuations of the options, warrants or preferred shares which, in turn, would change the basis of assets acquired or expense recognized.

RESULTS OF OPERATIONS

REVENUES

                                                     Year Ended     Percentage    Year Ended    Percentage   Year Ended   Percentage
                                                     December 31,   of Total      December 31,   of Total    December 31,  of Total
                                                        2002        Revenues         2001        Revenues       2000       Revenues
                                                  ---------------- ------------ -------------- ----------- -------------- ----------
                                                    (in thousands)              (in thousands)             (in thousands)
Transaction revenues with related parties
     Fully electronic transactions..............       $88,039        63.3%         $75,430        60.4%      $52,693        57.9%
     Voice-assisted brokerage transactions......        17,552        12.6           22,553        18.1        15,144        16.6
     Screen-assisted open outcry transactions...           190         0.1              385         0.3         2,450         2.7
                                                  ---------------- ------------ -------------- ----------- -------------- ----------
Total transaction revenues with related parties.       105,781        76.0           98,368        78.8        70,287        77.2
Software Solutions fees from related parties....        13,207         9.5           16,283        13.0        12,333        13.5
Software Solutions and licensing fees from
unrelated parties...............................         4,512         3.2            1,962         1.6            66         0.1
Business interruption insurance proceeds........        12,833         9.2                -         0.0             -         0.0
Gain on replacement of assets...................             -         0.0            2,680         2.1             -         0.0
Interest income from related parties............         2,905         2.1            5,676         4.5         8,341         9.2
                                                     ---------      ------        ---------      ------      --------      ------
         Total Revenues.........................      $139,238       100.0%        $124,969       100.0%      $91,027       100.0%
                                                     =========      ======        =========      ======      ========      ======

REVENUES - COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND 2001

TRANSACTION REVENUES WITH RELATED PARTIES

For the year ended December 31, 2002, we earned $105.8 million in transaction revenues with related parties, an 8% increase over transaction revenues with related parties of $98.4 million for the year ended December 31, 2001. For the year ended December 31, 2002, 83% of our transaction revenues were generated from fully electronic transactions.

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

SOFTWARE SOLUTIONS FEES FROM RELATED PARTIES

Software Solutions fees from related parties for the year ended December 31, 2002 were $13.2 million as compared to Software Solutions fees from related parties for the year ended December 31, 2001 of $16.3 million, a decrease of 19%. Software Solutions fees from related parties decreased primarily as a result of a decrease in support provided to Cantor and TradeSpark due to the loss of their voice brokers as a result of the September 11 Events. This decrease was offset in part by additional Software Solutions fees from MPLLC, which began utilizing our systems in 2002.

SOFTWARE SOLUTIONS AND LICENSING FEES FROM UNRELATED PARTIES

Software Solutions and licensing fees from unrelated parties for the year ended December 31, 2002 were $4.5 million as compared with $2.0 million for the year ended December 31, 2001, an increase of 125%, due primarily to licensing fees earned in 2002 from InterContinentalExchange for use of the Wagner Patent and licensing fees earned as part of the Wagner Patent Settlement Agreement, as more fully described in Note 4 of our consolidated financial statements. We anticipate that as we license our software and patents to additional market participants, our revenues from Software Solutions and licensing fees from unrelated parties will continue to grow.

BUSINESS INTERRUPTION INSURANCE PROCEEDS

During the year ended December 31, 2002, we received and recognized as revenue $12.8 million as our portion of the $40 million business interruption insurance recovery received by Cantor. This allocation was based on an analysis prepared by an independent consultant.

GAIN ON REPLACEMENT OF ASSETS

Our assets in the World Trade Center were destroyed as a result of the September 11 Events. Such assets were covered by insurance policies which provide for reimbursement for replacement cost if such destroyed assets are replaced. To the extent that replacement cost exceeds the carrying value of such replaced equipment, the excess results in a gain. For the year ended December 31, 2001, we recognized $2.7 million of such gains. No additional proceeds were received in 2002 and, accordingly, no gains were recognized in 2002.

INTEREST INCOME FROM RELATED PARTIES

For the year ended December 31, 2002, we generated interest income from overnight reverse repurchase agreements with a related party of $2.9 million as compared to interest income of $5.7 million for the year ended December 31, 2001. The reduction in interest income was principally as a result of a reduction in weighted average interest rates on overnight reverse repurchase agreements from 3.9% in 2001 to 1.7% in 2002.

REVENUES - COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

TRANSACTION REVENUES WITH RELATED PARTIES

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

SOFTWARE SOLUTIONS FEES FROM RELATED PARTIES

Software Solutions fees from related parties for the year ended December 31, 2001 were $16.3 million as compared to Software Solutions fees from related parties for the year ended December 31, 2000 of $12.3 million, an increase of 33%. Software Solutions fees from related parties increased primarily as a result of an increase in support provided to Cantor as well as support provided to TradeSpark and Freedom prior to the September 11 Events.

SOFTWARE SOLUTIONS FEES FROM UNRELATED PARTIES

Software Solutions fees from unrelated parties for the year ended December 31, 2001 were $2.0 million as compared with $0.1 million for the year ended December 31, 2000. This increase resulted from the addition of new clients and a full year of revenue for clients added during 2000.

GAIN ON REPLACEMENT OF ASSETS

For the year ended December 31, 2001, we recognized $2.7 million of such gains. See further discussion in the 2002 to 2001 comparison.

INTEREST INCOME FROM RELATED PARTIES

For the year ended December 31, 2001, we generated interest income from overnight reverse repurchase agreements with a related party of $5.7 million, as compared to interest income of $8.3 million for the year ended December 31, 2000. The reduction in interest income was principally a result of a reduction in weighted average interest rates on overnight reverse repurchase agreements from 6.3% in 2000 to 3.9% in 2001, offset in part by interest on the proceeds of our follow-on public offering in March 2001.

EXPENSES

                                                      Year Ended   Percentage  Year Ended  Percentage  Year Ended   Percentage
                                                       December     of Total    December    of Total    December     of Total
                                                       31, 2002     Expenses    31, 2001    Expenses    31, 2000     Expenses
                                                       --------     --------    --------    --------    --------     --------
                                                     (in thousands)           (in thousands)          (in thousands)
     Compensation and employee benefits.............     $36,499      37.7%      $53,437       37.4%      $53,963        36.1%
     Occupancy and equipment........................      24,863      25.7        29,549       20.7        21,561        14.4
     Professional and consulting fees...............       5,658       5.9        10,568        7.4        13,036         8.7
     Communications and client networks.............       6,336       6.6         8,109        5.7         4,589         3.1
     Marketing......................................       4,778       4.9         4,356        3.1         8,285         5.5
     Administrative fees paid to related parties....       9,134       9.4         9,798        6.9         6,524         4.4
     Non-cash business partner securities...........       2,059       2.1         1,223        0.9        32,041        21.4
     Loss on unconsolidated investments.............         950       0.9         3,834        2.7             0         0.0
     Provision for September 11 Events..............      (1,201)     (1.2)       13,323        9.3             0         0.0
     Other..........................................       7,717       8.0         8,569        5.9         9,684         6.4
                                                         -------     ------      --------     ------     --------      ------
       Total Expenses...............................     $96,793     100.0%     $142,766      100.0%     $149,683       100.0%
                                                         =======     ======      ========     ======     ========      ======

EXPENSES - COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND 2001

COMPENSATION AND EMPLOYEE BENEFITS

At December 31, 2002, we had 319 employees, which was a slight increase from the 312 employees we had at December 31, 2001. However, prior to the September 11 Events, we had 492 employees. For the year ended December 31, 2002, our compensation costs were $36.5 million as compared to compensation costs of $53.4 million for the year ended December 31, 2001. This decrease in compensation costs and in the number of employees was principally due to the September 11 Events.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees. We expect that our future compensation costs will increase depending, in part, upon a variety of factors, including our incremental revenue growth.

OCCUPANCY AND EQUIPMENT

Occupancy and equipment costs were $24.9 million for the year ended December 31, 2002, a decrease of 16% as compared to occupancy and equipment costs of $29.5 million for the year ended December 31, 2001. The decrease was primarily caused by our reduced need for office space as a result of the September 11 Events.

Occupancy expenditures primarily consist of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. We moved into our temporary corporate headquarters in New York City during the second quarter of 2002. The lease for our temporary headquarters will expire in February 2004, and at this time management is evaluating various location alternatives. We anticipate that our occupancy costs will remain substantially unchanged in 2003. Although we also believe that equipment costs will increase in the future as we replace lost equipment, we anticipate that such equipment costs will remain below those incurred prior to the September 11 Events. We expect a portion of our capital expenditures to be covered by insurance proceeds from our property and casualty insurance coverage.

PROFESSIONAL AND CONSULTING FEES

Professional and consulting fees were $5.7 million for the year ended December 31, 2002 as compared to professional and consulting fees of $10.6 million for the year ended December 31, 2001, a decrease of 46%, primarily related to a decrease in contract personnel costs. We expect that professional and consulting fees will remain at a level consistent with the current full year amount.

The costs of professionals and consultants utilized to temporarily replace employees lost as a result of the September 11 Events are included in Provision for September 11 Events and, as a result, do not affect this expense caption.

COMMUNICATIONS AND CLIENT NETWORKS

Communications costs were $6.3 million for the year ended December 31, 2002 as compared to $8.1 million for the year ended December 31, 2001, a 22% decrease. The decrease was principally due to decreased data and telephone costs subsequent to the September 11 Events. Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to connect additional customers to our network.

MARKETING

We incurred marketing expenses of $4.8 million for the year ended December 31, 2002 as compared to marketing expenses during the year ended December 31, 2001 of $4.4 million, an increase of 9%, resulting from the development of a 2002 advertising campaign. We expect our future marketing expenses to decrease as we reduce spending related to our advertising campaign.

ADMINISTRATIVE FEES PAID TO RELATED PARTIES

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services. Administrative fees paid to related parties amounted to $9.1 million for the year ended December 31, 2002, a 7% decrease over the $9.8 million of such fees for the year ended December 31, 2001. Overall, administrative fees decreased in the months following the September 11 Events as compared to the months prior to the September 11 Events. We expect that the level of future administrative fees paid to related parties may increase in 2003.

Administrative fees paid to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor's administrative services that are utilized by us.

NON-CASH BUSINESS PARTNER SECURITIES

We enter into strategic alliances with other industry participants in order to expand our business and to enter into new marketplaces. As part of these strategic alliances, we have issued warrants and convertible preferred stock. These securities do not require cash outlays and do not represent a use of our assets. The expense related to these issuances is based on the value of the securities being issued and the structure of the transaction. Generally, this expense is amortized over the term of the related agreement. Non-cash business partner securities charges were $2.1 million for the year ended December 31, 2002, an increase of 75% as compared to non-cash business partner securities charges of $1.2 million for the year ended December 31, 2001. This increase resulted from a full year of amortization on warrants that were issued under agreements with two business partners during 2001. Amortization on warrants issued under an agreement executed with a business partner in August of 2002 further contributed to this increase. We believe period to period comparisons are not meaningful as these transactions do not recur on a regular basis. Note 7 of our consolidated financial statements in this Report on Form 10-K contains further details regarding the issuance by us of non-cash business partner securities.

LOSS ON UNCONSOLIDATED INVESTMENTS

As discussed in Note 7 of our consolidated financial statements, we wrote down our investment in Tradespark by $950,000 to its net realizable value in the fourth quarter of 2002 based on the results of an annual assessment required under GAAP.

PROVISION FOR SEPTEMBER 11 EVENTS

As described in Note 2 of our consolidated financial statements, we recorded an expense of $13.3 million in the year ended December 31, 2001 to reflect our estimate of the costs incurred or expected to be incurred and assets impaired as a direct result of the September 11 Events. For the year ended December 31, 2002, the remaining accrual related to the September 11 Events of $1,200,507 was reversed.

OTHER

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the year ended December 31, 2002, other expenses were $7.7 million, a decrease of 10% as compared to other expenses of $8.6 million for the year ended December 31, 2001. The decrease resulted primarily from the decrease in recruitment fees. We anticipate that other expenses will increase in the future, primarily due to an increase in business related insurance expenses.

PROVISION FOR INCOME TAXES

Income taxes through 2002 have been minimal due to the benefit of the NOL carry forward. We expect the remaining NOL carry forward will be fully utilized during 2003 and subsequent to that, we will begin to record income tax provisions at an anticipated effective tax rate of less than 40%.

EXPENSES - COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

COMPENSATION AND EMPLOYEE BENEFITS

At December 31, 2001, we had 312 professionals. Immediately prior to the September 11 Events, we had 492 professionals, as compared to 493 at December 31, 2000. For the year ended December 31, 2001, our compensation costs were $53.4 million as compared to compensation costs of $54.0 million for the year ended December 31, 2000. Our quarterly compensation costs after the September 11 Events reflected a 50% reduction as compared to the three months ended September 30, 2001.

OCCUPANCY AND EQUIPMENT

Occupancy and equipment costs were $29.5 million for the year ended December 31, 2001, an increase of 37% as compared to occupancy and equipment costs of $21.6 million for the year ended December 31, 2000. The net increase in occupancy and equipment costs was due to the expansion of space needed to accommodate our additional operations and an increase in the number of our locations, including our new concurrent computing center in New Jersey, offset in part by reduced rent expense following the destruction of One World Trade Center.

PROFESSIONAL AND CONSULTING FEES

Professional and consulting fees were $10.6 million for the year ended December 31, 2001 as compared to professional and consulting fees of $13.0 million for the year ended December 31, 2000, a decrease of 18%, primarily related to a decrease in contract personnel costs prior to September 11th.

COMMUNICATIONS AND CLIENT NETWORKS

Communications costs were $8.1 million for the year ended December 31, 2001 as compared to $4.6 million for the year ended December 31, 2000, a 76% increase. Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. The increase in costs was attributable to the expansion of our globally managed digital network.

MARKETING

We incurred marketing expenses of $4.3 million for the year ended December 31, 2001, a 48% decrease as compared to marketing expenses of $8.3 million for the year ended December 31, 2000. Marketing expenses were higher in 2000 due to the implementation of our marketing program in that year. In addition, marketing expenditures sharply declined in the quarter following the September 11 Events.

ADMINISTRATIVE FEES PAID TO RELATED PARTIES

Administrative fees paid to related parties are dependent upon both the costs incurred by Cantor, and the portion of Cantor's administrative services which is utilized by us.

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

PROVISION FOR SEPTEMBER 11 EVENTS

As described in Note 2 of our consolidated financial statements, we recorded an expense of $13.3 million in the year ended December 31, 2001 to reflect our estimate of the costs incurred as a direct result of the September 11 Events. Of these costs, $6.2 million represented write-offs of software development costs and goodwill and, as such, did not require cash outlays.

OTHER

Other expenses consist primarily of recruitment fees, travel, promotional and entertainment expenditures. For the year ended December 31, 2001, other expenses were $8.6 million, a decrease of 11% as compared to other expenses of $9.7 million for the year ended December 31, 2000. The decrease resulted primarily from the decrease in recruitment fees.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth, by quarter, statement of operations data for the period from January 1, 2001 to December 31, 2002. Results of any period are not necessarily indicative of results for a full year.

                                                                        2002 Quarter Ended
                                            ---------------------------------------------------------------------------
                                                 March 31           June 30          September 30       December 31
                                            -----------------   -----------------  -----------------  -----------------
Total revenues.............................     $30,033,175        $43,449,094        $32,978,651        $32,777,091
Total expenses.............................      24,063,057         23,643,686         25,190,762         23,895,587
                                            -----------------   -----------------  -----------------  -----------------
Income before provision for
    income taxes...........................       5,970,118         19,805,408          7,787,889          8,881,504
Income tax provision.......................         114,000            114,000            122,065            128,502
                                            -----------------   -----------------  -----------------  -----------------

Net income.................................      $5,856,118        $19,691,408         $7,665,824         $8,753,002
                                            =================   =================  =================  =================

Fully diluted net income per share.........           $0.10              $0.35              $0.14              $0.15
                                            =================   =================  =================  =================

                                                                        2001 Quarter Ended
                                            ----------------------------------------------------------------------------
                                                 March 31           June 30          September 30       December 31
                                            -----------------   -----------------  -----------------  -----------------
Total revenues.............................     $31,887,574        $34,079,474        $28,191,333        $30,810,433
Total expenses.............................      34,080,038         34,892,678         50,912,728         22,879,322
                                            -----------------   -----------------  -----------------  -----------------
Income (loss) before provision for
    income taxes...........................      (2,192,464)          (813,204)       (22,721,395)         7,931,111
Income tax provision.......................          99,999            158,001            129,000            144,000
                                            -----------------   -----------------  -----------------  -----------------

Net income (loss)..........................     $(2,292,463)         $(971,205)      $(22,850,395)        $7,787,111
                                            =================   =================  =================  =================

Fully diluted net income (loss) per share..          $(0.04)            $(0.02)            $(0.42)             $0.14
                                            =================   =================  =================  =================

SEASONALITY

The financial markets in which we operate are generally affected by seasonality. Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slowdown in the business environment and, therefore, transaction volume levels may decrease during those periods. During the fourth quarter of 2002, the timing of the holidays contributed to a slowdown in transaction volume. However, the anticipated year-end slowdown did not occur as dramatically in 2001 because of the volatility in the global markets.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had cash and cash equivalents of $188.0 million. We generated cash in 2002 of $60.6 million from our operating activities, consisting almost entirely of net income after non-cash items of $60.0 million. We also used net cash for investing activities in 2002 of $33.7 million resulting from purchases of fixed assets, capitalization of software development costs and patent defense costs.

As of December 31, 2002, we had repurchased 24,600 shares of our Class A common stock for a total of $221,892 under the repurchase plan authorized by our board of directors. Our board has authorized the repurchase of up to $40 million of our outstanding Class A common stock. During the first quarter of 2003, we purchased an additional 161,799 shares for a total purchase price of $1,872,112, bringing the total number of treasury shares owned to 186,399 at a book value of $2,094,004. We anticipate making additional stock repurchases in 2003.

Our operating cash flows consist of transaction revenues from related parties and Software Solutions fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income from related parties. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Amended and Restated Joint Services Agreement, remits the amount owed to us. In addition, we have entered into similar services agreements with TradeSpark, Freedom, MPLLC and CO2e. Under the Administrative Services Agreement, the Amended and Restated Joint Services Agreement and the services agreements with TradeSpark, Freedom, MPLLC and CO2e any net receivable or payable is settled at the discretion of the parties.

We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure, personnel, and our anticipated move into a new headquarters. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. Our property and casualty insurance coverage may mitigate our capital expenditures for the near term.

Under the current operating structure, our cash flows from operations and our other cash resources should be sufficient to fund our current working capital and current capital expenditure requirements for at least the next 12 months. We do not currently have outside bank funding. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt, acquisition, recapitalization and reorganization alternatives. We are continually considering such options and their effect on our liquidity and capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2002, we had invested $186.7 million of our cash in securities purchased under reverse repurchase agreements which are fully collateralized by U.S. Government securities held in a custodial account at JP Morgan Chase. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We generally do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our cash in a manner that provides us with the appropriate level of liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          ESPEED, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report...............................................  40

Consolidated Statements of Financial Condition.............................  41

Consolidated Statements of Operations......................................  42

Consolidated Statements of Cash Flows......................................  43

Consolidated Statements of Stockholders' Equity............................  45

Notes to Consolidated Financial Statements.................................  47

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of eSpeed, Inc.:

We have audited the accompanying consolidated statements of financial condition of eSpeed, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, cash flows and stockholders' equity for the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP


March 26, 2003
New York, New York

                          ESPEED, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                           DECEMBER 31,                    DECEMBER 31,
                                                                               2002                            2001
                                                                      ------------------------       -------------------------
                               ASSETS
Cash.................................................................      $     1,313,190                  $    2,567,932
Reverse repurchase agreements with related parties...................          186,685,709                     157,330,676
                                                                      ------------------------       -------------------------
   Total cash and cash equivalents...................................          187,998,899                     159,898,608
Fixed assets, net....................................................           26,383,590                      19,137,269
Investments..........................................................           11,174,718                      11,732,863
Intangible assets, net...............................................           19,527,505                       9,122,491
Receivable from related parties......................................            5,266,445                       7,641,441
Other assets.........................................................            2,359,718                       3,207,832
                                                                      ------------------------       -------------------------
         Total Assets................................................        $ 252,710,875                   $ 210,740,504
                                                                      ========================       =========================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to related parties...........................................        $  18,857,071                   $  14,463,604
Accounts payable and accrued liabilities.............................           15,398,757                      23,095,092
                                                                      ------------------------       -------------------------
         Total Liabilities...........................................           34,255,828                      37,558,696
                                                                      ------------------------       -------------------------


Stockholders' Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares
authorized, 8,000,750 shares issued and outstanding..................               80,008                          80,008

Class A common stock, par value $.01 per share; 200,000,000 shares
authorized; 29,783,682 and 26,590,668 shares issued..................              297,837                         265,906
Class B common stock, par value $.01 per share; 100,000,000 shares
authorized; 25,388,814 and 28,354,737 shares issued and outstanding..              253,888                         283,547
Additional paid-in capital...........................................          268,900,204                     266,791,989
Unamortized expense of business partner securities...................           (1,495,500)                     (2,691,900)
Treasury stock, 24,600 shares of Class A common stock at cost........             (221,892)                       (221,892)
Accumulated deficit..................................................          (49,359,498)                    (91,325,850)
                                                                      ------------------------       -------------------------
         Total stockholders' equity..................................          218,455,047                     173,181,808
                                                                      ------------------------       -------------------------

Total liabilities and stockholders' equity...........................        $ 252,710,875                    $210,740,504
                                                                      ========================       =========================


               See notes to the consolidated financial statements

                          ESPEED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                     For the year ended   For the year ended   For the year ended
                                                                      December 31, 2002    December 31, 2001    December 31, 2000
                                                                     -------------------  -------------------  -------------------
Revenues:
    Transaction revenues with related parties
       Fully electronic transactions .............................   $        88,039,301  $        75,429,874  $        52,692,703
       Voice-assisted brokerage transactions .....................            17,551,873           22,553,037           15,144,343
       Screen-assisted open outcry transactions ..................               190,321              385,115            2,450,333
                                                                     -------------------  -------------------  -------------------
      Total transaction revenues with related parties ............           105,781,495           98,368,026           70,287,379
    Software Solutions fees from related parties .................            13,206,987           16,283,305           12,333,222
    Software Solutions and licensing fees from unrelated parties..             4,512,063            1,961,589               65,625
    Business interruption insurance proceeds from parent .........            12,832,886                 --                   --
    Gain on replacement of fixed assets ..........................                    --            2,680,000                 --
    Interest income from related parties .........................             2,904,580            5,675,894            8,340,815
                                                                     -------------------  -------------------  -------------------
         Total revenues ..........................................           139,238,011          124,968,814           91,027,041
                                                                     -------------------  -------------------  -------------------

Expenses:
    Compensation and employee benefits ...........................            36,498,880           53,437,250           53,963,239
    Occupancy and equipment ......................................            24,862,758           29,549,068           21,560,535
    Professional and consulting fees .............................             5,657,752           10,568,007           13,036,494
    Communications and client networks ...........................             6,335,606            8,108,618            4,588,626
    Marketing ....................................................             4,778,092            4,355,661            8,285,385
    Administrative fees paid to related parties ..................             9,134,016            9,797,996            6,524,341
    Non-cash business partner securities .........................             2,059,099            1,222,631           32,040,505
    Loss on unconsolidated investments ...........................               950,000            3,833,679                 --
    Provision for September 11 Events ............................            (1,200,507)          13,323,189                 --
    Other ........................................................             7,717,396            8,568,667            9,683,776
                                                                     -------------------  -------------------  -------------------
         Total expenses ..........................................            96,793,092          142,764,766          149,682,901
                                                                     -------------------  -------------------  -------------------

Income (loss) before provision for income taxes ..................   $        42,444,919  $       (17,795,952) $       (58,655,860)
                                                                     -------------------  -------------------  -------------------

Provision for income taxes .......................................               478,567              531,000              406,125
                                                                     -------------------  -------------------  -------------------

Net income (loss) ................................................   $        41,966,352  $       (18,326,952) $       (59,061,985)
                                                                     ===================  ===================  ===================

Per share data:

         Basic net income (loss) per share .......................   $              0.76  $             (0.34) $             (1.15)
                                                                     ===================  ===================  ===================

         Fully diluted net income (loss) per share ...............   $              0.74  $             (0.34) $             (1.15)
                                                                     ===================  ===================  ===================

         Basic weighted average shares of common stock
            outstanding ..........................................            54,991,400           54,296,811           51,482,505
                                                                     ===================  ===================  ===================

         Fully diluted weighted average shares of common stock
            outstanding ........................................              56,784,436           54,296,811           51,482,505
                                                                     ===================  ===================  ===================

               See notes to the consolidated financial statements

                          ESPEED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                        For the year ended  For the year ended  For the year ended
                                                                        December 31, 2002   December 31, 2001   December 31, 2000
                                                                        ------------------  ------------------  ------------------
Cash flows from operating activities:

Net income (loss)...................................................... $       41,966,352  $      (18,326,952) $      (59,061,985)
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization ......................................         16,012,981           5,975,471           6,098,754
   Issuance of non-cash business partner securities ...................          2,059,099           1,222,631          32,040,505
   Equity in net losses of certain unconsolidated investments..........            189,568             147,838                --
   Loss on unconsolidated investments .................................            950,000           3,833,679                --
   Non-cash issuance of securities under employee benefit plans .......             52,210             440,679                --
   Gain on replacement of fixed assets ................................               --            (2,680,000)               --
   Provision for September 11 Events, net .............................         (1,200,507)         13,323,189                --
   (Increase) decrease in operating assets:
         Other assets .................................................            266,686             475,675          (3,672,012)
         Receivable from related parties, net .........................          2,374,996          (5,729,738)         42,433,200
   Increase (decrease) in operating liabilities:
         Payable to related parties, net ..............................          4,393,467           1,181,653         (37,806,881)
         Accounts payable and accrued liabilities .....................         (6,495,828)          3,762,327           9,422,915
                                                                        ------------------  ------------------  ------------------

   Net cash provided by (used in) operating activities ................         60,569,024           3,626,452         (10,545,504)
                                                                        ------------------  ------------------  ------------------

Cash flows from investing activities:
Purchases of fixed assets .............................................        (11,216,785)        (12,901,831)        (11,043,479)
Capitalization of software development costs ..........................         (8,705,840)         (7,358,226)         (9,026,568)
Purchase of patents ...................................................               --            (2,650,000)               --
Capitalization of patent defense costs ................................        (13,741,691)         (6,283,142)               --
Insurance claim proceeds resulting from destruction of fixed assets ...               --            20,476,420                --
Purchases of investments ..............................................               --            (2,909,786)         (5,833,679)
Cash payment for TreasuryConnect LLC ..................................               --              (170,781)               --
                                                                        ------------------  ------------------  ------------------

   Net cash used in investing activities ..............................        (33,664,316)        (11,797,346)        (25,903,726)
                                                                        ------------------  ------------------  ------------------

Cash flows from financing activities:
Proceeds from issuances of securities .................................               --            47,750,000          50,000,000
Purchase of issued securities from a related party ....................               --                  --           (25,000,000)
Treasury stock repurchase .............................................               --              (221,892)               --
Proceeds from issuance of securities under the ESPP ...................               --               589,120             371,448
Proceeds from exercises of options ....................................          1,195,583             414,298                --
Payments for issuance related expenses ................................               --            (2,625,736)         (1,604,028)
                                                                        ------------------  ------------------  ------------------
   Net cash provided by financing activities ..........................          1,195,583          45,905,790          23,767,420
                                                                        ------------------  ------------------  ------------------

               See notes to the consolidated financial statements

                          ESPEED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                     For the year ended    For the year ended   For the year ended
                                                                      December 31, 2002     December 31, 2001    December 31, 2000
                                                                     -------------------   -------------------  -------------------
Net increase (decrease) in cash and cash equivalents...............            28,100,291           37,734,896         (12,681,810)
                                                                     --------------------  -------------------  ------------------

Cash and cash equivalents, beginning of period.....................           159,898,608          122,163,712         134,845,522
                                                                     --------------------  -------------------  ------------------

Cash and cash equivalents, end of period...........................  $        187,998,899  $       159,898,608  $      122,163,712
                                                                     ====================  ===================  ==================

Supplemental disclosure of non-cash activities:
Issuance of Class A common stock in exchange for investment........                        $         6,970,907
Issuance of Class A common stock in exchange for intangible asset..                        $           500,000
Issuance of warrants in exchange for intangible asset..............                        $           197,000
Cancellation of subscription receivable............................                        $         1,250,000

Acquisition of TreasuryConnect:
    Fixed assets...................................................                        $         1,000,000
    Goodwill.......................................................                                  3,184,773
                                                                                           -------------------

    Total fair value of assets.....................................                                  4,184,773
    Less issuance of Class A common stock..........................                                 (4,013,992)
                                                                                           -------------------
    Cash paid......................................................                        $           170,781
                                                                                           ===================


               See notes to the consolidated financial statements

                          ESPEED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                            Common                     Additional
                                                             Preferred   Stock Class   Common Stock      Paid-in      Subscription
                                                               Stock          A          Class B         Capital       receivable
                                                           -------------------------------------------------------------------------
Balance, December 31, 1999 .........................       $       ---     $103,500      $406,500     $147,588,726   $        ---
Conversions of Class B common stock to Class A
common stock (5,129,520 shares).....................                         51,295       (51,295)
Issuance of Preferred Stock (8,000,000 shares)......            80,000                                   2,155,200
Issuance of Class A common stock (56,748 shares)....                            567                      2,599,433     (1,250,000)
Purchase of Class A common stock from related
party (789,071 shares) .............................
Sale of Class A common stock (Issuance and sale of
789,071 new shares and sale of 789,071 shares
from treasury stock)................................                          7,891                     24,992,109
Issuance of warrants................................                                                    29,805,305
Costs of issuance of securities.....................                                                    (1,604,028)
Issuance of Class A common stock under the
ESPP (16,863 shares)................................                            169                        371,279
Net loss............................................
                                                           -------------------------------------------------------------------------
Balance, December 31, 2000..........................           $80,000     $163,422      $355,205     $205,908,024    $(1,250,000)

Conversions of Class B common stock to Class A
common stock (7,165,743 shares).....................                         71,658       (71,658)
Secondary public offering of Class A common stock
(2,500,000 shares)..................................                         25,000                     47,725,000
Issuance of Class A common stock (534,046 shares)...                          5,340                     11,696,604
Issuance of warrants................................                                                     3,786,000
Issuance of preferred stock (750 shares)............                 8                                     110,917
Amortization of and charges for warrants............                                                       214,606
Issuance of Class A Common Stock for Deferral Plan
match (14,050 shares)...............................                            140                        223,502
Issuance of Class A common stock under the
ESPP (44,168 shares)................................                            442                        588,678
Issuance of Class A common stock from
exercises of options (18,833 shares)................                            188                        414,110
Cancellation of subscription receivable
(28,374 shares).....................................                           (284)                    (1,249,716)     1,250,000
Treasury stock repurchase (24,600 shares), at cost..
Costs of issuance of securities.....................                                                    (2,625,736)
Net Loss............................................
                                                           -------------------------------------------------------------------------
Balance, December 31, 2001..........................           $80,008     $265,906      $283,547     $266,791,989    $       ---


                                                               Unamortized
                                                                expense of
                                                                 business                                           Total
                                                                 partner                      Accumulated       Stockholders'
                                                                securities   Treasury Stock     Deficit            Equity
                                                              ----------------------------------------------------------------
Balance, December 31, 1999.............................       $        ---  $         ---     $(12,586,913)     $135,511,813
Conversions of Class B common stock to Class A
common stock (5,129,520 shares)........................
Issuance of Preferred Stock (8,000,000 shares).........                                                            2,235,200
Issuance of Class A common stock (56,748 shares).......                                         (1,350,000)
Purchase of Class A common stock from related
party (789,071 shares) ................................                       (25,000,000)                       (25,000,000)
Sale of Class A common stock (Issuance and sale of
789,071 new shares and sale of 789,071 shares from
treasury stock)........................................                        25,000,000                         50,000,000
Issuance of warrants...................................                                                           29,805,305
Costs of issuance of securities........................                                                           (1,604,028)
Issuance of Class A common stock under the
ESPP  (16,863 shares)..................................                                                              371,448
Net loss...............................................                                        (59,061,985)      (59,061,985)
                                                              ----------------------------------------------------------------
                                                              $              $
Balance, December 31, 2000.............................                ---            ---     $(72,998,898)     $132,257,753

Conversions of Class B common stock to Class A
common stock (7,165,743 shares)........................                                                                    -
Secondary public offering of Class A common stock
(2,500,000 shares).....................................                                                           47,750,000
Issuance of Class A common stock (534,046 shares)......                                                           11,701,944
Issuance of warrants...................................         (3,589,000)                                          197,000
Issuance of preferred stock (750 shares)...............                                                              110,925
Amortization of and charges for warrants...............            897,100                                         1,111,706
Issuance of Class A Common Stock for Deferral Plan
match (14,050 shares)..................................                                                              223,642
Issuance of Class A common stock under the
ESPP (44,168 shares)...................................                                                              589,120
Issuance of Class A common stock from
exercises of options (18,833 shares)...................                                                              414,298
Cancellation of subscription receivable
(28,374 shares)........................................                                                                    -
Treasury stock repurchase (24,600 shares), at cost.....                          (221,892)                          (221,892)
Costs of issuance of securities........................                                                           (2,625,736)
Net Loss...............................................                                        (18,326,952)      (18,326,952)
                                                              ----------------------------------------------------------------
Balance, December 31, 2001.............................        $(2,691,900)     $(221,892)    $(91,325,850)     $173,181,808

                 See notes to consolidated financial statements

                          ESPEED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                      Common                     Additional
                                                       Preferred   Stock Class   Common Stock     Paid- in      Subscription
                                                         Stock          A          Class B         Capital       receivable
                                                     -------------------------------------------------------------------------
Conversions of Class B common stock to Class A
common stock (2,965,900 shares).....................                   29,659       (29,659)
Amortization of and charges for warrants............                                                 862,694
Issuance of Class A common stock from
exercises of options (221,277, net of retirement
of 2,733 shares)....................................                    2,214                      1,193,369
Issuance of Class A common stock for Deferral Plan
match (5,814 shares)................................                       58                         52,152
Net Income..........................................
                                                          -------    --------      --------     ------------     -------------
Balance, December 31, 2002..........................      $80,008    $297,837      $253,888     $268,900,204      $       -
                                                     =========================================================================
                                                              Unamortized
                                                               expense of
                                                                business                                           Total
                                                                partner                      Accumulated       Stockholders'
                                                               securities   Treasury Stock     Deficit            Equity
                                                             ----------------------------------------------------------------
Conversions of Class B common stock to Class A
common stock (2,965,900 shares)............................                                                               -
Amortization of and charges for warrants...................      1,196,400                                        2,059,094
Issuance of Class A common stock from exercises of
options (221,277, net of retirement of 2,733 shares).......                                                       1,195,583
Issuance of Class A common stock for Deferral Plan
match (5,814 shares).......................................                                                          52,210
Net Income.................................................                                    41,966,352        41,966,352
                                                               -----------     ---------     ------------      ------------
Balance, December 31, 2002.................................    $(1,495,500)    $(221,892)    $(49,359,498)     $218,455,047
                                                             ================================================================


                 See notes to consolidated financial statements

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company is a majority-owned subsidiary of Cantor Fitzgerald Securities
(CFS), which in turn is a 99.5% owned subsidiary of Cantor Fitzgerald, L.P. (CFLP or, together with its subsidiaries, Cantor). eSpeed commenced operations on March 10, 1999 as a division of CFS. eSpeed is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering.

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

FIXED ASSETS: Fixed assets, principally computer and communication equipment and software, are depreciated over their estimated economic useful lives (generally three to seven years) using the straight-line method. Internal and external direct costs of application development and of obtaining software for internal use are capitalized and amortized over their estimated economic useful life of three years on a straight-line basis. Leasehold improvements are amortized over their estimated economic useful lives, or the remaining lease term, whichever is shorter.

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

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


warrants granted to non-employees are accounted for under the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", where the options or warrants granted are recognized based on the fair value of the options or warrants at the time of the grant.

NEW ACCOUNTING PRONOUNCEMENTS: In July 2002, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS
146) which supersedes prior accounting guidance, Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 prescribes new guidelines for recognition of costs associated with exit or disposal activities. The provisions of SFAS 146 are effective for disposal activities initiated after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities - an interpretation of Accounts Research Bulletin (ARB) No. 51." FIN 46 provides guidance on the consolidation of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for entities created after January 31, 2003. The provisions of FIN 46 should be applied to entities created before February 1, 2003 no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company will adopt FIN 46 as required in 2003 and is currently evaluating its impact on its consolidated financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 permits three alternative methods of transition for a voluntary change to the fair value based method of accounting for employee based stock compensation. SFAS No. 148 continues to permit prospective application for companies that adopt it prior to the beginning of fiscal year 2004. SFAS 148 also allows for a modified prospective application, which requires the fair value of all unvested awards to be amortized over the remaining service period, as well as restatement of prior year's expense. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. Management does not currently anticipate changing its method of accounting for stock compensation and, accordingly, SFAS 148 is not expected to have any effect on the Company's financial statements.

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

As a result of the September 11 Events, fixed assets with a book value of $17,796,420 were destroyed. The Company has recovered these losses through its $40,000,000 of property insurance coverage and, as such, has not recorded a net loss related to the destruction of its fixed assets.

In addition, the Company is in the process of replacing assets that were destroyed in connection with the September 11 Events. The Company's property insurance covers full replacement cost of the assets actually replaced. To the extent that the cost of assets replaced exceeds the carrying value of the assets destroyed, the Company would record a gain on replacement of assets resulting from potential additional recoveries under the Company's property and casualty coverage. As of December 31, 2002, the Company had recovered $20,476,420 of proceeds, which resulted in a gain on replacement of fixed assets of $2,680,000 at December 31, 2001. However, the Company cannot

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


currently estimate the amount or timing of any additional recoveries under its insurance coverage, and accordingly, no gains on replacement of fixed assets have been recorded during the year ended December 31, 2002.

In 2001, the Company recognized a net provision of $13,323,189 for non-property damage related to the September 11 Events. At December 31, 2001, the accrual balance for the September 11 Events was $7,362,672 and, at December 31, 2002, no provision remains as the remaining accrual related to the September 11 Events of $1,200,507 was reversed.

The following table summarizes the September 11 provision activity for the year ended December 31, 2002:

                                            Accrual for              Accrual utilized           Accrual reversed
                                        September 11 Events         during the period          during the period
                                         as of December 31,         ended December 31,         ended December 31,
                                                2001                       2002                       2002
                                       -----------------------    -----------------------    -----------------------
Professional and consulting fees.....        $   535,023                 $  535,023                $        -
Recruitment..........................          2,961,563                  2,195,005                   766,558
Restructuring........................          2,315,778                  2,315,778                         -
Other................................          1,550,308                  1,116,359                   433,949
                                       -----------------------    -----------------------    -----------------------
Accrual for September 11 Events......         $7,362,672                 $6,162,165                $1,200,507
                                       -----------------------    -----------------------    -----------------------

During the year ended December 31, 2002, CFLP received $40,000,000 of insurance proceeds pursuant to business interruption insurance coverage, of which $12,832,886 was allocated to the Company. Such amount was received from CFLP and recognized as income as reflected in the accompanying consolidated statement of operations. This allocation was based on an analysis prepared by an independent consultant.

CFLP intends to continue to distribute 25% of its profits, that would otherwise be distributable to its partners, for the benefit of the families of the Company's employees who were lost on September 11, 2001. From such distributions, CFLP will provide 10 years of healthcare benefits to the families. These costs will be borne by CFLP and not by the Company.

3. FIXED ASSETS

Fixed assets consist of the following:                         December 31, 2002    December 31, 2001
--------------------------------------                         -----------------    -----------------
Computer and communication equipment........................        $20,050,177        $10,021,648
Software, including software development costs..............         27,659,228         18,870,472
Leasehold improvements and other fixed assets...............          1,128,370            474,525
                                                                    -----------        -----------
                                                                     48,837,775         29,366,645
Less accumulated depreciation & amortization................        (22,454,185)       (10,229,376)
                                                                    -----------        -----------
Fixed assets, net...........................................        $26,383,590        $19,137,269
                                                                    ===========        ===========

As a result of the September 11 Events, fixed assets with a net book value of $17,796,420 were destroyed and $2,299,913 of software development costs were written off.

4. INTANGIBLE ASSETS

WAGNER PATENT: On April 3, 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the Wagner Patent) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from Electronic Trading Systems Corporation (ETS) for an initial payment of $1,750,000 in cash and 24,334 shares of the Company's Class A common stock valued at $500,000. The patent expires in 2007. Additional payments are contingent upon the generation of patent-related revenues. Accordingly, the Company paid approximately $234,000 to ETS during the year ended December 31, 2002 in connection with a long-

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


term license agreement with InterContinentalExchange (See Note 7). In order to perfect and defend the Company's rights under the patents, the Company has incurred substantial legal costs. The Company capitalized $13,741,691 and $6,283,142 of such legal costs for the years ended December 31, 2002 and 2001, respectively. The carrying value of the Wagner Patent, including capitalized patent defense costs, is presented net of accumulated amortization in the accompanying statement of financial condition and was $18,550,050 and $8,025,491 at December 31, 2002 and 2001, respectively.

On August 6, 2002, the Company entered into a Settlement Agreement (the Settlement Agreement) with ETS, the Chicago Mercantile Exchange Inc. (CME) and the Board of Trade of the City of Chicago (CBOT) to resolve the litigation related to the Wagner Patent. As part of the Settlement Agreement, all parties will be released from the legal claims brought against each other without admitting liability on the part of any party. Under the terms of the Settlement Agreement, CME and CBOT will each pay $15 million to eSpeed as a fully paid up license, for a total of $30 million. Each $15 million payment includes $5 million, which was received in the three months ended September 30, 2002, and $2 million per year until 2007. Of the $30 million to be received by the Company, $5,750,000 may be paid to ETS in its capacity as the former owner of the Wagner Patent, and $24,250,000 is to be recognized as revenue ratably over the remaining useful life of the patent. For the year ended December 31, 2002, $2,750,000 was paid to ETS and the Company has recorded revenue of $1,796,074 related to the Settlement Agreement, which is included in Software Solutions and licensing fees from unrelated parties.

LAWRENCE PATENT: On August 7, 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the Lawrence Patent) covering electronic auctions of fixed income securities. The patent expires in 2014. The Company purchased the Lawrence Patent for $900,000 payable over three years, and 15,000 warrants to purchase the Company's Class A common stock at an exercise price of $16.08, which were valued at $197,000. The warrants expire on August 6, 2011. Additional payments are contingent upon the generation of patent-related revenues. The carrying value of the Lawrence patent net of accumulated amortization was $977,455 and $1,097,000 at December 31, 2002 and 2001, respectively.


5. INCOME TAXES

The provision for income taxes consisted of:

                                      Year Ended December 31,
                                    ---------------------------
                                      2002      2001      2000
                                    -------   -------   -------
                                          (in Thousands)
Current:
     U.S. federal ................  $   --    $   --    $   --
     U.S. state and local ........      479       531       406
     Non- U.S. ...................      --        --        --
                                    -------   -------   -------
                                        479       531       406

Deferred .........................      --        --        --
                                    -------   -------   -------

Provision for income taxes........  $   479   $   531   $   406
                                    -------   -------   -------

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Differences between the Company's actual income tax expense (benefit) and the amount calculated utilizing the U.S. federal statutory rate are as follows:

                                                                                            Year Ended December 31,
                                                                                  -------------------------------------------
                                                                                    2002             2001              2000
                                                                                  --------         --------         ---------
                                                                                              (in Thousands)
Federal income tax expense (benefit) at 35% statutory rate                        $ 14,857         $ (6,229)        $ (20,529)
State taxes, net of federal benefit                                                  1,816             (765)           (2,522)
State and City capital taxes                                                           479              531               406
Non-deductible business partner securities                                             150              114               782
Other non-deductible/(taxable) items                                                  (113)             564               430
Exercise of employee stock options                                                    (820)               -                 -
Decrease in valuation allowance for deferred items currently recognized            (15,890)               -                 -
Tax benefit of net operating loss not currently recognized                               -            6,316            21,839
                                                                                  --------         --------         ---------
                                                                                  $    479         $    531         $     406
                                                                                  ========         ========         =========

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 and 2001 were as follows:

                                                                    Year Ended December 31,
                                                                  ---------------------------
                                                                     2002             2001
                                                                  ----------       ----------
                                                                        (in Thousands)
Deferred tax assets:
     Non-deductible warrant expense                               $   12,096       $   11,922
     Net operating loss carryfowards                                   6,489           19,209
     Provision for September 11 Events                                     -            2,945
     Basis difference of investments                                   1,192              359
     Non-employee stock options                                        1,137            1,137
     Other deferred and accrued expenses                               1,317            1,613
                                                                  ----------       ----------
                                 Total deferred tax asset             22,231           37,185
                                                                  ----------       ----------

Deferred tax liabilities:
     Software capitalization                                           3,396            2,725
     Gain on replacement of assets                                     1,072            1,072
     Depreciation of fixed assets                                        961              670
     Other                                                                76              102
                                                                  ----------       ----------
                              Total deferred tax liability             5,505            4,569
                                                                  ----------       ----------
                                    Net deferred tax asset            16,726           32,616
                                       Valuation allowance           (16,726)         (32,616)
                                                                  ----------       ----------
                                   Net deferred income tax        $        -       $        -
                                                                  ==========       ==========

At December 31, 2002 the Company had net operating loss carryforwards for income tax purposes of approximately $16,222,000, which if not utilized, are scheduled to expire in 2021.

As reflected in the above table, the Company established a valuation allowance against the net deferred tax asset of approximately $16,726,000 and $32,616,000 at December 31, 2002 and 2001, respectively. The valuation allowance primarily relates to non-deductible warrant expenses and net operating loss carryfowards where there is significant uncertainty as to their ultimate realization. Additionally, the tax benefits associated with the employee exercises on incentive stock options would normally serve to reduce taxes currently payable. However, at December 31, 2002, the valuation allowance has been increased by the $820,000 tax benefit of such, which will be recorded to additional paid-in-capital if and when realized.

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. COMMITMENTS AND CONTINGENCIES

Leases: Under an administrative services agreement, the Company is obligated to Cantor for minimum rental payments under Cantor's various non-cancelable leases with third parties, principally for office space and computer equipment, expiring at various dates through 2016 as follows:

For the year ended December 31:

     2003..................................................         $2,580,589
     2004..................................................          1,917,092
     2005..................................................          1,807,113
     2006..................................................          1,912,753
     2007..................................................          2,100,892
     Thereafter............................................         17,635,233
                                                             ------------------

     Total.................................................        $27,953,672
                                                             ==================


Rental expense under the above and under all other operating leases for the years ended December 31, 2002, 2001 and 2000 was $5,929,205, $10,988,614 and
$7,341,614, respectively.

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

7. ACQUISITIONS, INVESTMENTS, AND BUSINESS PARTNER TRANSACTIONS

WILLIAMS AND DYNEGY

In June 2000, the Company sold to The Williams Companies, Inc. (Williams) and Dynegy, Inc. (Dynegy) one Unit each consisting of (i) 789,071 shares (the Shares) of the Company's Class A common stock and (ii) warrants (the Warrants) exercisable for the purchase of up to 666,666 shares of Class A common stock, for an aggregate purchase price for each Unit of $25,000,000. The Warrants have a per share exercise price of $35.20, a ten year term and are exercisable during the last 4-1/2 years of the term, subject to acceleration under certain prescribed circumstances intended to provide incentives to Williams and Dynegy to invest in four Qualified Verticals as described below. The Shares were not transferable prior to the first anniversary of the Closing. The Company recorded a non-cash charge of $29,805,305 at the time of the Closing to reflect the value of the Warrants.

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

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, the Company issued 5,500,000 shares of Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) and 2,500,000 shares of Series B Redeemable Convertible Preferred Stock (Series B Preferred Stock) to a limited liability company newly-formed by the EIPs. Upon the satisfaction of certain revenue thresholds and other conditions, principally related to the volume of transactions executed through the TradeSpark marketplace, the Series A Preferred Stock and Series B Preferred Stock are convertible into Series A and B Warrants, respectively, to collectively purchase up to 8,000,000 shares of the Company's Class A common stock at an exercise price of $27.94 per share. To the extent that the conditions to full conversion are not satisfied, each share of unconverted Series A and B Preferred Stock may be redeemed at the Company's option, or may be converted into 1/100th of a share of the Company's Class A common stock. In 2000, the Company recognized a non-cash charge of $2,235,200, equal to the fair value of the 80,000 shares of Class A common stock issuable upon conversion of the preferred stock, if none of the conditions are met. The Company will recognize additional non-cash charges related to the issuance of these shares of preferred stock if and when they are converted over the six-year period from date of issuance, which non-cash charges could aggregate $53,644,800 if all conditions (including but not limited to TradeSpark total transaction revenues of at least $250,000,000) are met and all shares of preferred stock are converted. No such additional non-cash charges were recognized during the years ended December 31, 2002 and 2001. The fair value of the Preferred Stock was estimated based on the value of the warrants into which the Preferred Stock would be converted (assuming full conversion), discounted for liquidity, hedging, and dilution issues. The warrants were valued using a modified Black-Scholes pricing model and assumptions as to risk-free interest rate, expected life and range of expected volatility of 6.3%, 10 years, and 32% to 55%, respectively.

For the year ended December 31, 2002 and 2001, the Company's share of TradeSpark's losses was $240,893 and $211,706, respectively.

In accordance with the annual assessment required by Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), at December 31, 2002 the carrying value of the Company's investment in TradeSpark was written down by $950,000 to its net realizable value.

FREEDOM

The Company and Cantor formed a limited partnership (the LP) to acquire an interest in Freedom International Brokerage (Freedom), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company.

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On April 4, 2001, the Company contributed 310,769 shares of its Class A common stock, valued at $6,970,907, to the LP as a limited partner, which entitles the Company to 75% of the LP's capital interest in Freedom. The Company shares in 15% of the LP's cumulative profits but not in cumulative losses. Cantor contributed 103,588 shares of the Company's Class A common stock as the general partner. Cantor will be allocated all of the LP's cumulative losses or 85% of the cumulative profits. The LP exchanged the 414,357 shares for a 66.7% interest in Freedom. In addition, the Company issued fully vested, non-forfeitable warrants to purchase 400,000 shares of its Class A common stock at an exercise price per share of $21.31 to provide incentives over the three year period ending April 2004 to the other Freedom owner participants to migrate to the Company's fully electronic platform. The warrants were valued using a modified Black-Scholes pricing model and assumptions as to risk-free interest rate, expected life and expected volatility of 6%, five years and 50%, respectively. The Company recorded additional paid-in capital and unamortized expense of business partner securities of $3,589,000 in 2001, representing the value of the warrants. Non cash charges of $1,196,400 and $897,100 have been recognized for the years ended December 31, 2002 and 2001, respectively. The remaining unamortized balance of $1,495,500 will be recognized as an expense ratably through April 2004. To the extent necessary to protect the Company from any allocation of losses, Cantor is required to provide future capital contributions to the LP up to an amount that would make Cantor's total contribution equal to the Company's initial investment in the LP. The Company receives 65% of all electronic transaction services revenues and Freedom receives 35% of such revenues. The Company also receives 35% of revenues derived from Freedom's voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information.

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

The Company's share of the income of the LP for the years ended December 31, 2002 and 2001 was $51,325 and $63,868, respectively. The carrying value of the Company's investment in the LP at December 31, 2002 and 2001 was $7,086,102 and $7,034,777, respectively.

TREASURYCONNECT

On May 25, 2001, the Company acquired all the interests in TreasuryConnect LLC, a company that operated an electronic trade communication and execution platform for OTC derivatives, in exchange for 188,009 shares of the Company's Class A common stock, valued at $4,013,992 and cash of $170,781. The net assets acquired consisted of $1,000,000 of fixed assets, primarily related to software. The remaining portion of the purchase price was allocated to goodwill. As a result of the September 11 Events, the Company wrote off the goodwill of $3,184,773 associated with the acquisition, which was included in the provision For September 11 Events in the accompanying consolidated statements of operations.

OTHER UNCONSOLIDATED INVESTMENTS

On September 7, 2001, the Company wrote off its investments in QV Trading Systems and Visible Markets, each of which ceased operations in the third quarter of 2001. The Company recognized a loss of $3,833,679 related to the write-offs of these unconsolidated investments.

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

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


representing the fair value of such Class A common stock into which the Series C Preferred may be converted, if none of the future conditions are met. Such value in excess of the cash proceeds was given as an inducement to Deutsche Bank to enter into the agreement.

At the end of each year of the five year agreement in which Deutsche Bank fulfills its liquidity and market-making obligations for specified products, 150 shares of Series C Preferred will automatically convert into warrants to purchase 150,000 shares of the Company's Class A common stock at an exercise price of $14.79 per share. If all conditions are met and all of the shares of preferred stock are converted, the total non-cash charge could aggregate $3,330,000 over the next five years. The Company will recognize the contingent non-cash charges on a straight-line basis over the five year period as conditions are satisfied. For the years ended December 31, 2002 and 2001, the Company has recognized non-cash charges of $429,212 and $214,606, respectively. Deutsche Bank is deemed to have fulfilled its obligations under the agreement for the 12 months ended July 30, 2002, and accordingly, is entitled to warrants to purchase 150,000 shares of the Company's Class A common stock.

At the end of the five year period, to the extent that Deutsche Bank does not fulfill its obligations under the agreement and Series C Preferred shares remain outstanding, the Company has the option to redeem each share of the Series C Preferred outstanding in exchange for 10 shares of the Company's Class A common stock.

EASYSCREEN PLC

In October 2001 the Company purchased a secured convertible bond (the "Bond") in the principal amount of 2,000,000 British Pounds Sterling. issued by EasyScreen PLC. The Bond matures on October 29, 2006, subject to earlier conversion or repayment, accrues interest at a rate of 9% per year which accumulates and is payable to the Company pro-rata on the date of repayment or conversion. As of December 31, 2002 and 2001 the carrying value of the bond was $3,509,000 and $2,966,068 respectively, which is included in investments in the accompanying consolidated statement of financial condition.

INTERCONTINENTALEXCHANGE

On March 29, 2002, the Company entered into an agreement with InterContinentalExchange ("ICE", or the "ICE Agreement") granting use of the Wagner Patent to ICE. Under the terms of the ICE Agreement, ICE pays the Company an annual royalty of $2,000,000 per year. Such annual payment is recognized as income ratably throughout the year. The unearned portion of the annual royalty, amounting to $500,000 at December 31, 2002, is included in accounts payable and accrued liabilities. ICE will also pay to the Company $0.10 for each contract that participants submit to the electronic futures exchange for trading, or $0.20 for each contract contained in matched trades on the electronic futures exchange. The ICE Agreement will remain in effect until February 7, 2007, unless certain contingencies are not met.

UBS

On August 21, 2002, the Company entered into an agreement with UBS USA, Inc.
(UBS) and Cantor for UBS to execute trades electronically on the eSpeed(R) system in U.S. Treasury Securities, Agency Securities, European Government Bonds, UK Gilts, Japanese Government Bonds and swaps of these various securities instruments. The agreement has an initial term of two and one-half years, commencing as of January 1, 2002. In addition to quarterly participation fees paid to Cantor, UBS pays transaction fees to Cantor for each executed transaction, which are shared with the Company pursuant to the Joint Services Agreement.

In addition, the Company issued to UBS a warrant to purchase 300,000 shares of its Class A common stock. The warrant has a term of 10 years and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and nonforfeitable, and is exercisable nine years and six months after issuance, subject to acceleration upon the satisfaction by UBS of its yearly commitment condition. The Company recorded additional paid in capital and unamortized expense of business partner securities of $2,189,910, representing the value of the warrants. This amount will be amortized over the term of the agreement. The Company agreed to issue an additional warrant to purchase 200,000 shares of its Class A common stock at an exercise price equal to the market value of the underlying Class A common stock on the date of issuance if the agreement is renewed for another two and one-half years. For the twelve months ended December 31, 2002, the Company has recognized a non-cash charge of $433,487 related to the amortization of the UBS warrants.

TSI HOLDINGS,INC.

In December 2002 the Company purchased software from TSI Holdings, Inc. for $825,000 which is included in fixed assets in the accompanying consolidated statement of financial condition. The software is being amortized using the straight line method over the estimated useful life of three years.

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. RELATED PARTY TRANSACTIONS

All of the Company's Reverse Repurchase Agreements are transacted on an overnight basis with CFS. Under the terms of these agreements, the securities collateralizing the Reverse Repurchase Agreements are held under a custodial arrangement with a third party bank and are not permitted to be sold or repledged. The fair value of such collateral at December 31, 2002 and 2001 totaled $189,588,910 and $159,941,811, respectively.

Under the Amended and Restated Joint Services Agreement between the Company and Cantor and services agreements between the Company and TradeSpark, Freedom, MPLLC and CO2e, the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom, MPLLC or CO2e provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, if a transaction is fully electronic, the Company receives 65% of the aggregate transaction revenues and TradeSpark or Freedom receives 35% of the transaction revenues. If TradeSpark or Freedom provides voice-assisted brokerage services with respect to a transaction, then the Company receives 35% of the revenues and TradeSpark or Freedom receives 65% of the revenues. The Company and MPLLC each receive 50% of the fully electronic revenues related to municipal bonds. The Company's agreement with CO2e provides that it receives 50% of CO2e's fully electronic revenues and 15% of CO2e's voice-assisted and open outcry revenues until December 2003, and 20% of voice assisted and open outcry revenues thereafter. In addition, the Company receives 25% of the net revenues from Cantor's gaming businesses.

Under those services agreements, the Company has agreed to provide Cantor, TradeSpark, Freedom, MPLLC and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, TradeSpark, Freedom and MPLLC the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. These services are provided to CO2e at no additional cost other than the revenue sharing arrangement set forth above. In exchange for a 25% share of the net revenues from Cantor's gaming businesses, the Company is obligated to spend and does not get reimbursed for the first $750,000 each quarter of the costs of providing support and development services for such gaming businesses.

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the years ended December 31, 2002, 2001 and 2000 totaling $9,134,016, $9,797,996 and
$6,524,341, respectively.

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

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

During the years ended December 31, 2001 and 2000, the Company sold 44,168 and 16,863 shares of Class A common stock, respectively, pursuant to the Company's Employee Stock Purchase Plan as discussed in Note 12. As a result of the Employee Stock Purchase Plan's suspension in October 2001, there was no activity in 2002.

During the years ended December 31, 2002 and 2001, the Company issued 224,010 and 18,833 shares, respectively, of Class A common stock related to the exercise of employee options which are more fully discussed in Note 11.

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

As more fully discussed in Note 7, in 2001 the Company issued shares of its Class A common stock in an acquisition and in business partner transactions. The Company issued 310,769 shares of its Class A common stock in the formation of a limited partnership and 188,009 shares of its Class A common stock in the acquisition of all of the interests in TreasuryConnect LLC. Additionally, the Company issued 750 shares of Redeemable Convertible Preferred Stock as part of an agreement with Deutsche Bank.

On August 7, 2001, the Company issued 24,334 shares as part of its acquisition of the Wagner Patent, which is more fully discussed in Note 4.

On September 10, 2001, the Company's board of directors authorized the repurchase of $40,000,000 of outstanding Class A common stock. As of December 31, 2002 and 2001, the Company has purchased 24,600 shares for a total of $221,892 under this repurchase plan. During the first quarter of 2003, the Company purchased an additional 161,799 shares for a total purchase price of $1,872,112, bringing the total number of treasury shares owned to 186,399 at a book value of $2,094,004.

On August 21, 2002, the Company issued to UBS a warrant to purchase 300,000 shares of its Class A common stock as part of a business partner agreement, which is more fully discussed in Note 7.

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. LONG-TERM INCENTIVE PLAN

The Company has adopted the eSpeed, Inc. 1999 Long-Term Incentive Plan, as amended and restated (the LT Plan), which provides for awards in the form of 1) either incentive stock options or non-qualified stock options; 2) stock appreciation rights; 3) restricted or deferred stock; 4) dividend equivalents;
5) bonus shares and awards in lieu of obligations to pay cash compensation; and
6) other awards, the value of which is based in whole or in part upon the value of the Company's Class A common stock.

The Compensation Committee of the Board of Directors administers the LT Plan and is generally empowered to determine award recipients, and the terms and conditions of those awards. Awards may be granted to directors, officers, employees, consultants and service providers of the Company and its affiliates.

There were no shares issued under the LT Plan during 2002. During 2001, the Company issued 10,934 shares of restricted Class A common stock valued at $220,247 to certain employees under the LT Plan. The Company recognized the entire value of $220,247 of compensation expense in 2001 as the Company elected to fully vest the shares after the September 11 Events.

11. OPTIONS AND WARRANTS

ISSUED IN CONNECTION WITH THE LONG-TERM INCENTIVE PLAN

During the years ended December 31, 2002, 2001 and 2000, respectively, the Company issued 2,471,050, 3,653,816 and 3,770,312 options to employees pursuant to the LT Plan. The exercise prices for the options equaled the value of the Company's Class A common stock on the date of each award. The options generally vest ratably over four or five years from the grant date.

On October 19, 2000, the option terms were amended so that future vesting occurs ratably on a quarterly basis. This amendment had no financial impact as the market value of the Company's Class A common stock was below the exercise price of all outstanding options at that date.

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

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to guidelines contained in APB 25, the Company records no expense for options issued to employees. The weighted average grant date fair values of employee stock options granted were $6.31, $3.25 and $12.42 for the years ended December 31, 2002, 2001 and 2000, respectively. The following table represents the effect had the Company accounted for the options in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123 and giving effect to the accelerated vesting of certain options as a result of the September 11 Events:

                           Decrease in Net             Decrease in Net
                          Income / Increase          Income / Increase in
      Year                   in Net Loss              Net Loss Per Share
      ----                   -----------              ------------------
      2002                   $17,061,751                   $0.31
      2001                   $37,021,370                   $0.68
      2000                   $37,467,455                   $0.73

The fair value of the above options and warrants was estimated using a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options or warrants. The following table presents the assumptions that were used in the Black-Scholes model for the years ended December 31, 2002, 2001, and 2000:

               Risk Free                                Expected
   Year      Interest Rate    Expected Life (Years)    Volatility    Dividends
   ----      -------------    ---------------------    ----------    ---------
   2002          2.43%                3.07               69.00%         None
   2001          3.26%                3.08               80.00%         None
   2000          5.87%                2.84               80.00%         None


ISSUED IN CONNECTION WITH ACQUISITIONS, INVESTMENTS, AND BUSINESS PARTNER SECURITIES

In June 2000, the Company issued 1,333,332 warrants to purchase Class A common stock to business partners as discussed in Note 7. The warrants expire in June 2010 and are generally exercisable beginning December 2005. The estimated fair value of the warrants at the time of issuance resulted in a one-time non-cash charge to the Company of $29,805,305. The fair value of the warrants was estimated using a modified Black-Scholes pricing model and assumptions as to risk-free interest rate, expected life and expected volatility of 7.4%, 10 years and 48%, respectively.

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

As discussed in Note 7, on July 30, 2002, 150 shares of Series C Redeemable Convertible Preferred Stock held by Deutsche Bank automatically converted into a right to 150,000 warrants to purchase the Company's Class A common stock as a result of Deutsche Bank being deemed to have fulfilled its obligations under the agreement between it and the Company for the year ended July 30, 2002.

As discussed in Note 7, on August 21, 2002, the Company issued to UBS warrants to purchase 300,000 shares of the Company's Class A common stock.

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OPTIONS AND WARRANTS

The following table summarizes changes in all of the Company's stock options and warrants for the years ended December 31 2002, 2001, and 2000:

                                   eSpeed and Cantor    Warrants and                     Weighted Average
                                   employee options     Other Options       Total         Exercise Price      Expiration Dates
                                   ----------------     -------------       -----         --------------      ----------------
Balance, December 31, 1999......        6,492,865            135,000        6,627,865          $22.00         12/2004 - 12/2009
Granted.........................        3,770,312          1,333,332        5,103,644          $25.76         2/2010 - 12/2010
Exercised.......................                -                                   -            -
Canceled........................         (292,460)                           (292,460)         $24.38
                                     ------------       ------------    -------------
Balance, December 31, 2000......        9,970,717          1,468,332       11,439,049          $23.62         12/2004 - 12/2010
Granted.........................        3,653,816            415,000        4,068,816           $6.45         1/2010 - 10/2011
Exercised.......................          (18,833)                            (18,833)         $22.00
Canceled........................         (378,371)                           (378,371)         $18.25
                                     ------------       ------------    -------------
Balance, December 31, 2001......       13,227,329          1,883,332       15,110,661          $19.76         12/2004 - 10/2011
Granted.........................        2,471,050            450,000        2,921,050          $13.13         1/2012 - 12/2012
Exercised.......................         (224,010)                           (224,010)          $5.19
Canceled........................          (78,771)                            (78,771)          $8.81
                                     ------------       ------------    -------------
Balance, December 31, 2002......       15,395,598          2,333,332       17,728,930          $18.90         12/2004 - 12/2012
                                     ============       ============    =============

The following table provides further details relating to all of the Company's stock options and warrants outstanding as of December 31, 2002.

                                                                Weighted Average
                                                Weighted           Remaining                              Weighted
Range of                     Number         Average Exercise   Contractual Life        Number         Average Exercise
Exercise Prices           Outstanding            Price            (in years)        Exercisable            Price
---------------           -----------            -----            ----------        -----------            -----
$5.10 to $11.03              3,841,946             $5.81                8.8             725,973              $5.43
$12.28 to $18.26             4,314,149            $15.25                7.8           1,605,827             $15.94
$18.99 to $28.44             7,449,614            $22.15                4.6           6,058,227             $22.16
$28.88 to $43.06             1,746,842            $33.37                6.6             351,598             $35.52
$43.38 to $77.00               376,379            $45.30                7.0             197,480             $46.32
                         -------------                                             ------------
                            17,728,930            $18.90                6.5           8,939,105             $20.30
                         =============                                             ============

12. STOCK PURCHASE PLAN

The Company has adopted a qualified Employee Stock Purchase Plan to permit eligible employees to purchase shares of eSpeed common stock at a discount. At the end of each quarterly purchase period, as defined, accumulated payroll deductions are used to purchase stock at a price determined by a Stock Purchase Plan Administrative Committee, which will generally not be less than 85% of the lowest market price at various defined dates during the purchase period. The Company has reserved 425,000 shares of Class A common stock for issuance under the Stock Purchase Plan. During the year ended December 31, 2001, the Company issued 44,168 shares to employees at an average price of $13.33 per share. During the year ended December 31, 2000, the Company issued 16,863 shares to employees at an average price of $21.99 per share. In October 2001, the Company suspended the ESPP. Accordingly, no shares were purchased under this plan in 2002.

13. DEFERRED COMPENSATION PLAN

Employees of the Company are eligible to participate in the eSpeed Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates (the Plan),

                          ESPEED, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


whereby eligible employees may elect to defer a portion of their salaries by directing the Company to contribute to the Plan.

The Plan is available to all employees of the Company meeting certain eligibility requirements and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employee contributions are directed to one or more investment funds, one of which, beginning in 2000, invests in the Company's Class A common stock (the eSpeed Stock Fund). The Company will match contributions to the eSpeed Stock Fund annually with up to $3,000 of the Company's Class A common stock per participant. In 2003, 2002 and 2001, the Company contributed 7,439, 5,814 and 14,050 shares of its Class A common stock relating to employee contributions to the eSpeed Stock Fund for the year ended December 31, 2002, 2001 and 2000, respectively. The administration of the Plan is performed by CFLP. The Company pays its proportionate share of such administrative costs under the Administrative Services Agreement.

14. REGULATORY CAPITAL REQUIREMENTS

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to Securities and Exchange Commission (SEC) broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At December 31, 2002, eSpeed Government Securities, Inc.'s liquid capital of $109,148,671 was in excess of minimum requirements by $109,123,671.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act of 1934 which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2002, eSpeed Securities, Inc. had net capital of $6,998,089, which was $6,679,567 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was 0.68 to 1.

15. SEGMENT AND GEOGRAPHIC DATA TABLES

Segment Information: The Company currently operates its business in one segment, that of operating interactive electronic business-to-business vertical marketplaces for the trading of financial and non-financial products, licensing software, and providing technology support services to Cantor and other related and unrelated parties.

Product information: The Company currently markets its services through the following products: core products, including an integrated network engaged in electronic trading in government securities in multiple marketplaces over the eSpeed(R) system; new product rollouts, including introduction of products in non-equity capital markets; products enhancement software, which enables clients to engage in enhanced electronic trading of core products and future product rollouts and eSpeed Software Solutions(SM), which allows customers to use the Company's intellectual property and trading expertise to build electronic marketplaces and exchanges, develop customized trading interfaces and enable real-time auctions and debt issuance. Revenues from core products comprises the majority of the Company's revenues.

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

                                    For the year ended       For the year ended       For the year ended
Transaction Revenues:                December 31, 2002        December 31, 2001       December 31, 2000
                                     -----------------        -----------------       -----------------
Europe..........................          $24,317,324              $20,657,534              $13,214,668
Asia............................            2,580,390                2,653,378                1,397,154
                                     -----------------        -----------------       -----------------
Total Non-Americas..............           26,897,714               23,310,912               14,611,822
Americas........................           78,883,781               75,057,114               55,675,557
                                     -----------------        -----------------       -----------------
Total...........................         $105,781,495              $98,368,026              $70,287,379
                                     =================        =================       =================


Average Long Lived Assets.......     December 31, 2002        December 31, 2001
                                     -----------------        -----------------
Europe..........................           $5,576,717               $3,737,700
Asia............................              387,632                  434,809
                                     -----------------        -----------------
Total Non-Americas..............            5,964,349                4,172,509
Americas........................           17,536,681               19,031,755
                                     -----------------        -----------------
Total...........................          $23,501,030              $23,204,264
                                     =================        ================-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information as of March 1, 2003 regarding our directors and executive officers.

Name                                  Age     Title
                                      ---     -----
Howard W. Lutnick....................  41     Chairman of the Board, Chief
                                              Executive Officer and President
Lee M. Amaitis.......................  53     Global Chief Operating Officer;
                                              Director
Joseph C. Noviello...................  37     Executive Vice President and Chief
                                              Information Officer; Director
Stephen M. Merkel....................  44     Executive Vice President, General
                                              Counsel and Secretary; Director
Jeffrey M. Chertoff..................  48     Senior Vice President and Chief
                                              Financial Officer
Larry R. Carter......................  59     Director (1)(2)
John H. Dalton.......................  61     Director (1)(2)
William J. Moran.....................  61     Director (1)(2)
Albert M. Weis.......................  76     Director (1)(2)

(1) Non-employee director
(2) Member of the Audit and Compensation Committees

Each director shall serve until our next annual meeting of stockholders and each executive officer shall serve at the pleasure of our board of directors.

Howard W. Lutnick. Mr. Lutnick has been our Chairman of the Board of Directors and Chief Executive Officer since June 1999 and has been our President since September 2001. Mr. Lutnick joined Cantor Fitzgerald, L.P. in 1983 and has served as President and Chief Executive Officer of Cantor since 1992. Mr. Lutnick's company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Managers of Haverford College, the Board of Directors of the Zachary and Elizabeth M. Fisher Center for Alzheimer's Disease Research at Rockefeller University, the Executive Committee of the Intrepid Museum Foundation's Board of Trustees and the Board of Directors of the Solomon Guggenheim Museum Foundation.

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

Joseph C. Noviello. Mr. Noviello has been our Executive Vice President and Chief Information Officer and director since September 2001. Mr. Noviello served as our Senior Vice President and Chief Technology Officer from December 1999 to September 2001. From December 1995 to December 1999, Mr. Noviello served as Managing Director of Cantor. Mr. Noviello is a director of the Cantor Exchange(SM).

Stephen M. Merkel. Mr. Merkel has been our Executive Vice President, General Counsel and Secretary since September 2001 and was our Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel has been our director since September 2001. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from 1993 to December 2000. Mr. Merkel is responsible for Cantor's legal, compliance, tax, human resources, risk and credit departments. Mr. Merkel serves as a director and Secretary of the Cantor Exchange(SM). Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was associated with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is on the Board of Directors of Freedom International Brokerage Company and is on the Management Committee of TradeSpark, L.P.

Jeffrey M. Chertoff. Mr. Chertoff has been our Senior Vice President and Chief Financial Officer since May 2002. As Chief Financial Officer, Mr. Chertoff is responsible for managing our global financial and accounting operations. Mr. Chertoff served as Executive Vice President and Chief Financial Officer of Daiwa Securities America from August 1998 to May 2002. From May 1995 to August 1998, Mr. Chertoff was Controller, Director and Senior Operating Officer of Salomon Brothers, Inc. Mr. Chertoff also served as Assistant Controller and Managing Director at Bear Stearns, where he was employed from 1981 to 1995. He began his career with Coopers & Lybrand, now PricewaterhouseCoopers, LLP.

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

John H. Dalton. Mr. Dalton has been our director since February 2002. Mr. Dalton has been President of IPG Photonics Corp., a company that designs, develops and manufactures a range of advanced amplifiers and lasers for the telecom and industrial markets, since September 2000. Mr. Dalton serves as a director of the Cantor Exchange(SM). From May 1999 to June 2000, Mr. Dalton was Chairman and Chief Executive Officer of EPCAD Systems, a company that researches and develops electroplasma technology for the metals industry. Mr. Dalton served as Secretary of the Navy from July 1993 to November 1998. Mr. Dalton serves on the Board of Directors of TransTechnology Corp. and Fresh Del Monte Produce Inc.

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

Albert M. Weis. Mr. Weis has been President of A.M. Weis & Co., Inc., a money management company, since 1976. Mr. Weis was Chairman of the New York Cotton Exchange from 1997 to 1998, 1981 to 1983 and 1977 to 1978. From 1998 to 2000,
Mr. Weis was Chairman of the New York Board of Trade. From 1996 to 1999, Mr. Weis was a director and chairman of the audit committee of Synetic, Inc. and, from 1999 to 2001, he was a director and chairman of the audit committee of Medical Manager Corporation (successor to Synetic, Inc.).

COMMITTEES OF THE BOARD

Our board of directors has an Audit Committee and a Compensation Committee. The members of our Audit Committee are Messrs. Carter, Dalton, Moran and Weis, all of whom are independent directors. Our Audit Committee selects the independent auditors, reviews such auditors' independent status, consults with such auditors and with management with regard to the adequacy of our internal accounting controls and considers any non-audit functions to be performed by the independent auditors.

The members of our Compensation Committee are Messrs. Carter, Dalton, Moran and Weis. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for overseeing our stock option and stock purchase plans.

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

Based solely on our review of the copies of such forms received by us with respect to fiscal 2002, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis other than late filings on Form 4 by each of our executive officers in connection with option grants to them on December 9, 2002. The Forms 4 were filed on January 29, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning all compensation earned for the year ended December 31, 2002, the year ended December 31, 2001 and the year ended December 31, 2000 by our Chief Executive Officer and each of our other executive officers required to be included in the table (collectively, the Named Executive Officers).

                           SUMMARY COMPENSATION TABLE
                           --------------------------


                                                                                                 LONG-TERM
                                                                    ANNUAL                      COMPENSATION
                                                                COMPENSATION                       AWARDS
                                                               --------------                   ------------       OTHER
                                                                   SALARY          BONUS          OPTIONS      COMPENSATION
         NAME AND PRINCIPAL POSITION                YEAR             ($)            ($)             (#)            ($) (1)
         ---------------------------                ----             ---            ---             ---            -------
Howard W. Lutnick.................................. 2002           400,000         600,000       1,000,000         3,000
   Chairman, Chief Executive Officer                2001           400,000         600,000       1,500,000         3,000
   and President                                    2000           350,000         650,000         625,000         3,000


Lee M. Amaitis..................................... 2002           400,000         500,000         200,000            --
   Global Chief Operating Officer                   2001           107,418         300,000         375,000            --
                                                    2000           107,418         333,333          50,000            --

Joseph C. Noviello................................. 2002           300,000         450,000          75,000         3,000
   Executive Vice President, Chief                  2001           275,000       1,000,000(2)      200,000         3,000
   Information Officer and President                2000           250,000         350,500          65,000            --

Stephen M. Merkel.................................. 2002           250,000         450,000         100,000         3,000
   Executive Vice President, General Counsel        2001           150,000         400,000         200,000         3,000
   and Secretary                                    2000           150,000         300,000         100,000         3,000

Jeffrey M. Chertoff................................ 2002            81,971(3)      125,000          75,000            --
    Senior Vice President and Chief                 2001                --              --              --            --
    Financial Officer                               2000                --              --              --            --

----------------------
(1) Consists of matching contributions by us under our Deferral Plan.
(2) The after-tax portion of $600,000 of such bonus was used to purchase units in Cantor Fitzgerald, L.P.
(3) Pro rata based upon Mr. Chertoff's hire date of May 6, 2002 and annual salary of $125,000.

The following table sets forth the options granted during 2002 to, and the value of the options held on December 31, 2002 by, our Named Executive Officers:


                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants
                                -----------------

                                                   Percentage of Total
                              Number of Shares      Options Granted
                            Underlying Options        to Employees      Exercise or Base                            Grant Date
                Name              Granted             in 2002 (%)        Price ($/Share)    Expiration Date    Present Value ($)(3)
                ----              -------             -----------        ---------------    ---------------    --------------------
Howard W. Lutnick..........     1,000,000(1)               41                  14.39            12/9/2012           6,726,900
Lee M. Amaitis.............       200,000(1)                8                  14.39            12/9/2012           1,345,380
Joseph C. Noviello.........        75,000(1)                3                  14.39            12/9/2012             504,518
Stephen M. Merkel..........       100,000(1)                4                  14.39            12/9/2012             672,690

Jeffrey M. Chertoff........        25,000(1)                1                  14.39            12/9/2012             168,173
                                   50,000(2)                2                  10.72            3/26/2012             257,980


----------------------

(1) The options vest quarterly over a four year period from the date of grant, December 9, 2002.

(2) These options vest quarterly over a four year period from the date of grant, March 26, 2002.

(3) The present value of the options was estimated using a modified Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 2.30% (3.97% for the $10.72 grant), no expected dividends, expected stock price volatility of 69% and assumed to be exercised at 31% of their original life.

The following table provides information, with respect to the Named Executive Officers, concerning options and SARs held as of December 31, 2002.

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
               AND FISCAL YEAR-END OPTION VALUES

                                                               Number of Securities Underlying
                                Shares                          Unexercised Options at Fiscal       Value of Unexercised In-Money
                              Acquired on     Value Realized              Year End (#)             Options at Fiscal Year End($)(1)
                               Exercise        on Exercise     --------------------------------------------------------------------
               Name               (#)              ($)           Exercisable     Unexercisable      Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Howard W. Lutnick............            --                --        2,325,000         3,300,000        4,456,875       15,896,875
Lee M. Amaitis...............        93,750         1,560,827          215,000           641,250           36,320        3,894,961
Joseph C. Noviello...........        25,000           392,940          121,250           278,750          355,045        2,026,495
Stephen M. Merkel............        50,000           658,665          100,000           350,000            2,640        2,035,210
Jeffrey M. Chertoff..........            --                --            9,375            65,625           58,322          316,503


(1) Based on the last reported price of $16.94 for our Class A common stock on December 31, 2002.

----------------------

COMPENSATION OF DIRECTORS

Directors who are also our employees do not receive additional compensation for serving as directors. On October 23, 2002, we granted the following: (i) options to purchase 30,000 shares of our Class A common stock to Albert M. Weis upon his initial election as a director and (ii) options to purchase 10,000 shares of Class A common stock to each of Larry R. Carter, John H. Dalton and William J. Moran as compensation for their service as a directors. All options were granted at an exercise price per share equal to $12.28, which was the price of our Class A common stock on October 23, 2002. These options vest in three equal installments beginning on the first of three semi-anniversaries of the date of grant. Under our current policy, each of our non-employee directors is granted an option to purchase 30,000 shares of our Class A common stock in connection with his initial election to our board and an option to purchase 10,000 shares of our Class A common stock each year he serves as a director thereafter. In addition, non-employee directors receive annual compensation of $25,000. They also receive cash compensation of $2,000 for each meeting of our board of directors and $1,000 for each meeting of a committee of our board of directors actually attended, whether in person, by telephone or otherwise. However, none of our non-employee directors will be paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors also are reimbursed for out-of-pocket expenses incurred in attending meetings of our board of directors or committees of our board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our board of directors consists of Messrs. Carter, Dalton, Moran and Weis. All of the members of our Compensation Committee are non-employee directors and are not former officers. During 2002, none of our executive officers served as a member of the board of directors or on the compensation committee of a corporation where any of its executive officers served on our Compensation Committee or on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BY MANAGEMENT. The following table sets forth certain information, as of March 1, 2003, with respect to the beneficial ownership of our common equity by: (i) each director; (ii) each of the Named Executive Officers; and (iii) all executive officers and directors as a group. Each person listed below can be reached at our headquarters located at 135 East 57th Street, New York, NY 10022. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of Class A common stock for purposes of this table.

                                                                 Beneficial Ownership(1)
                                                     ----------------------------------------------------
                                                         Class A common stock      Class B common stock
                                                     --------------------------    ----------------------
Name                                                    Shares             %         Shares            %
-------------------------------------------------    --------------      ------    -------------      ---
Howard W. Lutnick................................    30,736,619(2)       52.6(3)    25,362,809(4)      100
Lee M. Amaitis...................................       396,637(5)        1.3(6)            --          --
Joseph C. Noviello...............................       162,460(7)          *               --          --
Stephen M. Merkel................................       180,178(8)          *               --          --
Jeffrey M. Chertoff..............................        14,062(9)          *               --          --
Larry R. Carter..................................       108,833(10)         *               --          --
John H. Dalton...................................        23,333(11)         *               --          --
William J. Moran.................................        69,333(12)         *               --          --
Albert M. Weis...................................        24,000(13)         *               --          --

All executive officers and directors as a
group (9 persons) ...............................    31,715,455          53.6(14)   25,362,809         100

-------------
 *       Less than 1%

(1) Based upon information supplied by officers and directors, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act).

(2) Consists of (1) 2,706,250 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 1, 2003, (2) 500,000 shares of Class A common stock subject to currently exercisable options held by a grantor retained annuity trust and payable to Mr. Lutnick and of which Mr. Lutnick is the sole trustee,
         (3) 2,641,470 shares of Class B common stock held by Cantor Fitzgerald, L.P., (4) 22,721,339 shares of Class B common stock held by Cantor Fitzgerald Securities, (5) 643,288 shares of Class A common stock held by Cantor Fitzgerald Securities, (6) 387,469 shares of Class A common stock held by CF Group Management, Inc., (7) 960,073 shares of Class A common stock held directly by Mr. Lutnick, (8) 1,141 shares of Class A common stock held in Mr. Lutnick's 401(k) account and (9) 175,589 shares of Class A common stock held by a trust for the benefit of descendants of Mr. Lutnick, of which Mr. Lutnick's wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. and Mr. Lutnick is the President and sole stockholder of CF Group Management, Inc.

(3) Percentage based on (1) 29,851,134 shares of Class A common stock outstanding on March 1, 2003, (2) 25,362,809 shares of Class B common stock outstanding on March 1, 2003 and (3) 3,206,250 shares of Class A common stock subject to options outstanding on March 1, 2003 currently exercisable or exercisable within 60 days of March 1, 2003.

(4) Consists of (1) 2,641,470 shares of Class B common stock held by Cantor Fitzgerald, L.P., which shares are immediately convertible into shares of Class A common stock and (2) 22,721,339 shares of Class B common stock held by Cantor Fitzgerald Securities. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. and Mr. Lutnick is the President and sole stockholder of CF Group Management, Inc.

(5) Consists of (1) 293,125 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 1, 2003 and (2) 103,512 shares of Class A common stock held directly by Mr. Amaitis.

(6) Percentage based on (1) 29,851,134 shares of Class A common stock outstanding on March 1, 2003 and (2) 293,125 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 1, 2003.

(7) Consists of (1) 160,311 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 1, 2003, (2) 585 shares of Class A common stock held directly by Mr. Noviello, (3) 344 shares of Class A common stock held in Mr. Noviello's 401(k) account and (4) 1,220 shares of Class A common stock purchased by Mr. Noviello through our Employee Stock Purchase Plan.

(8) Consists of (1) 141,250 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 1, 2003, (2) 35,537 shares of Class A common stock held directly by Mr. Merkel, (3) 1,141 shares of Class A common stock held in Mr. Merkel's 401(k) account and (4) 2,250 shares of Class A common stock beneficially owned by Mr. Merkel's spouse.

(9) Consists of 14,062 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 1, 2003.

(10) Consists of (1) 63,333 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 1, 2003 and (2) 45,500 shares of Class A common stock owned by Cavallino Ventures LLC, of which Mr. Carter is the President.

(11) Consists of 23,333 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 1, 2003.

(12) Consists of (1) 66,333 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 1, 2003 and (2) 3,000 shares of Class A common stock held directly by Mr. Moran.

(13) Consists of (1) 10,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 1, 2003, (2) 7,000 shares of Class A common stock held directly by Mr. Weis and (3) 7,000 shares of Class A common stock, of which 1,000 shares are beneficially owned by Mr. Weis' spouse, 4,000 shares are held in trust for Mr. Weis' children and 2,000 shares are beneficially owned by Mr. Weis' children.

(14) Percentage based on (1) 29,851,134 shares of Class A common stock outstanding on March 1, 2003, (2) 25,362,809 shares of Class B common stock outstanding on March 1, 2003 and (3) 3,974,997 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 1, 2003.

BY OTHERS. The following table sets forth certain information, as of March 1, 2003, with respect to the beneficial ownership of our common equity by each person or entity known to us to beneficially own more than 5% of our common equity, other than our officers and directors. Unless indicated otherwise, the address of each entity listed is 135 East 57th Street, New York, NY 10022, and each entity listed has sole voting and investment power over the shares beneficially owned. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal amount of number of shares of Class A common stock for purposes of this table.

                                                                                Beneficial Ownership(1)
                                                             -------------------------------------------------------------
                                                               Class A common stock              Class B common stock
                                                             ---------------------------       ---------------------------
Name                                                            Shares            %               Shares            %
----                                                            ------           ---              ------           ---
Cantor Fitzgerald Securities..............................   23,364,627 (2)     42.3 (3)        22,721,339        89.6 (4)
Cantor Fitzgerald, L.P....................................   26,006,097 (5)     47.1 (3)        25,362,809 (6)     100 (4)
CF Group Management, Inc..................................   26,393,566 (7)     47.8 (3)        25,362,809 (6)     100 (4)

------------

(1)      Based upon filings under Section 13 of the Exchange Act.

(2) Consists of (1) 22,721,339 shares of Class B common stock and (2) 643,288 shares of Class A common stock.

(3) Percentage based on 29,851,134 shares of Class A common stock outstanding on March 1, 2003 and 25,362,809 shares of Class B common stock outstanding on March 1, 2003.

(4) Based on 25,362,809 shares of Class B common stock outstanding on March 1, 2003.

(5) Consists of (1) 2,641,470 shares of Class B common stock owned by Cantor Fitzgerald, L.P., (2) 22,721,339 shares of Class B common stock owned by Cantor Fitzgerald Securities and (3) 643,288 shares of Class A common stock held by Cantor Fitzgerald Securities. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities.

(6) Consists of (1) 2,641,470 shares of Class B common stock held by Cantor Fitzgerald, L.P. and (2) 22,721,339 shares of Class B common stock held by Cantor Fitzgerald Securities. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P.

(7) Consists of (1) 387,469 shares of Class A common stock held by CF Group Management, Inc., (2) 22,721,339 shares of Class B common stock held by Cantor Fitzgerald Securities, (3) 643,288 shares of Class A common stock held by Cantor Fitzgerald Securities and (4) 2,641,470 shares of Class B common stock held by Cantor Fitzgerald, L.P. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P.

          EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2002

                                                                                                            NUMBER OF SECURITIES
                                                                                                           REMAINING AVAILABLE FOR
                                                        NUMBER OF SECURITIES TO     WEIGHTED AVERAGE    FUTURE ISSUANCE UNDER EQUITY
                                                        BE ISSUED UPON EXERCISE    EXERCISE PRICE OF         COMPENSATION PLANS
                                                        OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
                                                          WARRANTS AND RIGHTS     WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
                                                                  (A)                     (B)                        (C)
                                                          -------------------     -------------------     ------------------------
1999 Long-Term Incentive Plan (approved by
security holders)...................................            15,395,598               $17.443                   1,156,150
Equity  compensation  plans not  approved  by
security holders....................................                     0                     0                           0
                                                          -------------------     -------------------     ------------------------
           Total....................................            15,395,598               $17.443                   1,156,150
                                                          ===================     ===================     ========================

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

JOINT SERVICES AGREEMENT

Under our Amended and Restated Joint Services Agreement, as amended, with Cantor and services agreements with TradeSpark, Freedom, Municipal Partners, LLC and CO2e.com, LLC, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom, Municipal Partners, LLC and CO2e.com, LLC provide voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. Our agreement with Cantor provides for a perpetual term.

REVENUE SHARING ARRANGEMENTS

Under our Amended and Restated Joint Services Agreement, as amended, with Cantor and services agreements with TradeSpark, Freedom, Municipal Partners, LLC and CO2e.com, LLC, we own and operate the electronic trading system and are responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom, Municipal Partners, LLC or CO2e.com, LLC provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. We and Municipal Partners, LLC each receive 50% of the fully electronic revenues related to municipal bonds and we and CO2e.com, L.L.C. each receive 50% of the fully electronic revenues. In general, for voice-assisted brokerage transactions we receive 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark or Freedom transactions. In the case of CO2e.com, LLC, we receive 50% of CO2e.com, L.L.C. fully electronic revenues and 15% of the voice assisted and open outcry revenues until December 31, 2003, and 20% of voice-assisted and open outcry revenues thereafter. In addition, we receive 25% of the net revenues from Cantor's gaming business.

In February 2003, we agreed that with respect to (i) certain network access facilities services agreements and (ii) in other circumstances in which Cantor refers network access facility services business to us, 60% of net revenues from such business would be paid to Cantor and 40% of such revenues would be paid to us. This revenue sharing arrangement will be made after deduction of all sales commissions and direct third-party costs, including circuits and maintenance.

SOFTWARE SOLUTIONS SERVICES

We also provide to Cantor, TradeSpark, Freedom, Municipal Partners, LLC and CO2e.com, LLC software solutions services, including (1) systems administration;
(2) internal network support; (3) support and procurement for desktops of end-user equipment; (4) operations and disaster recovery services; (5) voice and data communications; (6) support and development of systems for clearance, settlement and other fulfillment services; (7) systems support for broker; (8) electronic applications systems and network support and development; and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, TradeSpark and Freedom the actual direct and indirect costs, including overhead, that we incur in performing these services. We charge Municipal Partners, LLC an amount based on the actual direct and indirect costs, including overhead, of providing such services. These services are provided to CO2e.com, LLC at no additional cost other than the revenue sharing arrangement set forth above. In exchange for a 25% share of the net revenues from Cantor's gaming businesses, we are obligated to spend and do not get reimbursed for the first $750,000 each quarter of costs of providing support and development services for such gaming businesses.

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


Pursuant to the Administrative Services Agreement, Cantor is required to obtain for us, among other things, property and casualty insurance of not less than $40 million and business interruption insurance of $25 million. Cantor has procured property insurance coverage for us covering our fixed assets and business interruption insurance in the amount of $25 million. However, in the case of business interruption insurance, we are listed on this insurance policy as one of several insured parties, together with Cantor and several of its affiliates.

This insurance policy is for aggregate amounts in excess of the amounts set forth above. The Administrative Services Agreement does not provide for the allocation of the proceeds among the named insureds. Insurance proceeds paid to date have been paid to Cantor on behalf of all parties named on the policy, and Cantor has allocated these proceeds among the insured parties. Pursuant to this allocation, as of December 31, 2002, we had received approximately $20.5 million of property insurance proceeds with respect to fixed assets of ours that were destroyed as a result of the September 11 Events and approximately $12.8 million of business interruption insurance proceeds, representing payments for both lost revenues and increased expenses.

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

POTENTIAL CONFLICTS OF INTEREST AND COMPETITION WITH CANTOR

Various conflicts of interest between us and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. Four of our directors and a majority of our officers also serve as directors and/or officers of Cantor. Simultaneous service as an eSpeed director or officer and service as a director or officer, or status as a partner, of Cantor could create or appear to create potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor. Mr. Lutnick, our Chairman, President and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor. As a result, Mr. Lutnick controls Cantor. Cantor owns shares of our Class A common stock and Class B common stock representing approximately 89.8% of the Total Voting Power of our capital stock. Mr. Lutnick's simultaneous service as our Chairman, President and Chief Executive Officer and his control of Cantor could create or appear to create potential conflicts of interest when Mr. Lutnick is faced with decisions that could have different implications for us and for Cantor.

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

In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, which will result in commissions to us under the TradeSpark technology services agreement, we issued 5,500,000 shares of our Series A preferred stock and 2,500,000 shares of our Series B preferred stock to a limited liability company newly-formed by the EIPs to hold their investments in TradeSpark and the Series A and B preferred stock. See Note 7 to our consolidated financial statements.

MUNICIPAL PARTNERS

In January 2002, Cantor sold the assets of the business known as Municipal Partners, Inc., a municipal bond broker, to a newly formed limited company, Municipal Partners, LLC, formed by Brian Kelly, a former employee of Cantor, in exchange for a 25% special interest in Municipal Partners LLC. Cantor had purchased substantially all of the assets of Municipal Partners, Inc. in July 2000. Cantor also loaned $1,000,000 to Municipal Partners, LLC and is entitled to distributions equal to 5% of the gross revenues of the business less the amount of our revenue share for electronic transactions. Pending receipt of applicable licenses by Municipal Partners, LLC, Cantor provided Municipal Partners, LLC with interim services. In connection with the sale, we (1) granted Municipal Partners LLC a non-exclusive license to use our software and technology to operate a municipal bond brokerage business; (2) will maintain our municipal bond trading platform and provide the software capabilities that were in place in Cantor's municipal bond business (we are to be compensated for upgrading the trading platform at cost plus a reasonable profit or at prevailing rates, at our election); (3) will provide web-hosting, technical and customer support at cost plus a reasonable fee to Municipal Partners LLC; (4) will receive 50% of gross revenues of Municipal Partners LLC with respect to electronic transactions; and (5) terminated existing arrangements with former brokers in the business (some of whom are deceased) pursuant to which we had given them shares of our Class A common stock valued at $1,250,000 in exchange for promissory notes in the same amount with the result that the notes were terminated and the shares were cancelled. This agreement is currently subject to litigation. See "Item 3. Legal Proceedings."

FREEDOM INTERNATIONAL BROKERAGE

On January 29, 2001, we and Cantor formed a limited partnership to acquire 66.7% of Freedom International Brokerage. On April 4, 2001, we contributed 310,769 shares of our Class A common stock to the limited partnership, which entitles us to 75% of the limited partnership's interest in Freedom. We share in 15% of the limited partnership's cumulative profits but not in its cumulative losses. Cantor contributed 103,588 shares of our Class A common stock as the general partner. Cantor will be allocated all of the limited partnership's cumulative losses and 85% of the cumulative profits. The limited partnership exchanged the 414,357 shares for its 66.7% interest in Freedom. In addition, we issued warrants to purchase 400,000 shares of our Class A common stock to provide incentives to the Freedom owner-participants other than us and Cantor to migrate to our fully electronic platform. To the extent necessary to protect us from any allocation of losses, Cantor is required to provide future capital contributions to the limited partnership up to an amount that would make Cantor's total contribution equal to our investment in the limited partnership.

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

CO2E.COM, LLC

On October 11, 2002, Mitsui & Co. (U.S.A.), Inc. and MB Emission Trading, Inc. (Mitsui) invested $1,200,000 in CO2e, a Cantor subsidiary. CO2e's purpose is to form and operate one or more electronic trading markets for products related to the mitigation of greenhouse gasses and related activities and to provide brokerage information and consulting services relating to the emission or mitigation of greenhouse gasses and related issues. In connection therewith, we and CO2e entered into a Services Agreement whereby we will receive 50% of CO2e's fully electronic revenues and 15% of CO2e's voice-assisted and open outcry revenues until December 2003, and 20% thereafter. The Services Agreement supersedes the provisions of the Joint Services Agreement with respect to CO2e transactions. Mitsui received 4% of the equity of CO2e and we agreed to transfer certain intellectual property rights to CO2e.

UBS

On August 21, 2002, we entered into a Global Fixed Income Transaction Fee Agreement (the UBS Agreement) with UBS AG and certain named affiliates (collectively, UBS) and Cantor for UBS to execute trades electronically on our eSpeed(R) system in U.S. Securities, Agency Securities, European Government Bonds, UK Gilts, Japanese Government Bonds and swaps of these various securities instruments. The UBS Agreement has an initial term of two and one-half years, commencing as of January 1, 2002. In addition to quarterly participation fees to be paid to Cantor, UBS will pay transaction fees to Cantor for each executed transaction. These fees will then be shared with us in accordance with our Joint Services Agreement with Cantor.

In connection with the Agreement, we issued to UBS a warrant to purchase 300,000 shares of our Class A common stock. The warrant has a term of 10 years and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and nonforfeitable, and is exercisable nine years and six months after issuance, subject to acceleration upon the satisfaction by UBS of its yearly commitment conditions provided for in the Agreement. We will be incurring a non-cash charge equal to the fair value of the warrant on the date of issuance, which will be amortized over the term of the Agreement. We have also agreed to issue an additional warrant to purchase 200,000 shares of our Class A common stock at an exercise price equal to the market value of the underlying Class A common stock on the date of issuance if the UBS Agreement is renewed for another two and one-half year term.

In addition, we have provided UBS with piggyback registration rights for the Class A common stock underlying the warrants.

INDEMNIFICATION BY CANTOR

Although we do not expect to incur any losses with respect to pending lawsuits or supplemental allegations relating to Cantor and Cantor's limited partnership agreement, Cantor has agreed to indemnify us with respect to any liabilities we incur as a result of such lawsuits or allegations.

REVERSE REPURCHASE AGREEMENTS

We enter into overnight reverse repurchase agreements with Cantor. At December 31, 2002, the reverse repurchase agreements totaled $186.7 million, including accrued interest. The securities collateralizing the reverse repurchase agreements are held under a custodial arrangement at J.P. Morgan Chase.

CANTOR FITZGERALD RELIEF FUND

On September 12, 2002, we donated $500,000 to the Cantor Fitzgerald Relief Fund (the Relief Fund) in connection with a charity day. The Relief Fund is a tax-exempt organization established to aid the families of the victims who perished as a result of the September 11 Events. Mr. Lutnick, our Chief Executive Officer, is one of the directors of the Relief Fund. Edie Lutnick, Mr. Lutnick's sister, and Stuart Fraser, Cantor's Vice Chairman, are the other directors of the Relief Fund.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. See Index to Financial Statements on page 39.

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

10.1* Long-Term Incentive Plan of eSpeed, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).

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

10.19 Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

10.20 Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

10.21 Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

10.22 Amendment to the Joint Services Agreement, dated as of October 11, 2002, by and among eSpeed, Inc., Cantor Fitzgerald, L.P. and certain of their respective affiliates. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

10.23 Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

10.24 Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

21                   List of subsidiaries of eSpeed, Inc.

23                   Consent of Deloitte & Touche LLP, independent auditors.

24                   Powers of Attorney (included on signature page).

99 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

                                              eSPEED, INC.
                                              By: /s/ Howard W. Lutnick
                                                  ------------------------------
                                              Name:   Howard W. Lutnick
                                              Title:  Chairman of the Board,
                                                      Chief Executive Officer
                                                      and President

                               POWERS OF ATTORNEY
                               ------------------

Each person whose signature appears below hereby authorizes and constitutes Howard W. Lutnick and Stephen M. Merkel, and each of them singly, his true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign and file any and all amendments to this Annual Report, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorney-in-fact or either of them, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, eSpeed, Inc., in the capacities and on the date or dates indicated.

                  SIGNATURE                               CAPACITY IN WHICH SIGNED                                DATE
                  ---------                               ------------------------                                ----
/s/ Howard W. Lutnick                           Chairman of the Board,                                       March 31, 2003
------------------------------------            Chief Executive Officer
Howard W. Lutnick                               and President
                                                (Principal Executive Officer)
/s/Jeffrey M. Chertoff                          Senior Vice President and Chief Financial                    March 31, 2003
------------------------------------            Officer (Principal Financial and Accounting
Jeffrey M. Chertoff                             Officer)


/s/ Lee Amaitis                                 Director                                                     March 31, 2003
------------------------------------
Lee Amaitis


/s/ Larry R. Carter                             Director                                                     March 31, 2003
------------------------------------
Larry R. Carter


/s/ John H. Dalton                              Director                                                     March 31, 2003
------------------------------------
Hon. John H. Dalton


/s/ Stephen M. Merkel                           Director                                                     March 31, 2003
------------------------------------
Stephen M. Merkel


/s/ William J. Moran                            Director                                                     March 31, 2003
------------------------------------
William J. Moran


/s/ Joseph C. Noviello                          Director                                                     March 31, 2003
------------------------------------
Joseph C. Noviello


/s/ Albert M. Weis                              Director                                                     March 31, 2003
------------------------------------
Albert M. Weis

I, Howard W. Lutnick, certify that:


     1. I have reviewed this annual report on Form 10-K of eSpeed, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: March 31, 2003

                                            /s/ Howard W. Lutnick
                                            Howard W. Lutnick
                                            Chairman of the
                                            Board, Chief Executive Officer and
                                            President

         I, Jeffrey M. Chertoff, certify that:

               1. I have reviewed this annual report on Form 10-K of eSpeed, Inc.;

               2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               Date: March 31, 2003

                                            /s/ Jeffrey M. Chertoff
                                            ------------------------------------
                                            Jeffrey M. Chertoff
                                            Senior Vice President and Chief
                                            Financial Officer

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

10.1* Long-Term Incentive Plan of eSpeed, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).

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

10.19 Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

10.20 Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

10.21 Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

10.22 Amendment to the Joint Services Agreement, dated as of October 11, 2002, by and among eSpeed, Inc., Cantor Fitzgerald, L.P. and certain of their respective affiliates. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

10.23 Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

10.24 Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

21                    List of subsidiaries of eSpeed, Inc.

23                    Consent of Deloitte & Touche LLP, independent auditors.

24                    Powers of Attorney (included on signature page).

99 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.