Form 10-Q
period 2003-03-31
ESPEED INC
filed 2003-05-15
CIK 1094831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                         Commission file number 0-28191


                                  ESPEED, INC.
     -----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                      13-4063515
-------------------------------                 -------------------------------
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


                                 (212) 938-5000
    -----------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---   ---

----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                Outstanding at May 12, 2003
-----                                                ---------------------------
Class A common stock, par value $.01 per share                29,869,664
Class B common stock, par value $.01 per share                25,362,809

PART I--FINANCIAL INFORMATION
                                                                         Page
ITEM 1. Financial Statements:

Consolidated Statements of Financial Condition -                           1
March 31, 2003 (unaudited) and December 31, 2002

Consolidated Statements of Income (unaudited) - Three Months               2
Ended March 31, 2003 and March 31, 2002

Consolidated Statements of Cash Flows (unaudited) - Three Months           3
Ended March 31, 2003 and March 31, 2002

Notes to Consolidated Financial Statements (unaudited)                     4

ITEM 2. Management's Discussion and Analysis of Financial Condition       10
        and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk        15

ITEM 4. Controls and Procedures                                           16

PART II--OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds                         16

ITEM 6. Exhibits and Reports on Form 8-K                                  16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          eSpeed, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    As of March 31, 2003 and December 31, 2002

                                                                                       March 31, 2003        December 31, 2002
                                                                                       --------------        -----------------
                                                                                         (Unaudited)
                 Assets
Cash                                                                                    $  1,401,480            $  1,313,190
Reverse repurchase agreements with related parties                                       173,713,280             186,685,709
                                                                                        ------------            ------------
  Total cash and cash equivalents                                                        175,114,760             187,998,899
Fixed assets, net                                                                         24,555,032              26,383,590
Investments                                                                               11,173,549              11,174,718
Intangible assets, net                                                                    18,766,339              19,527,505
Receivable from related parties                                                           10,077,447               5,266,445
Other assets                                                                               3,506,405               2,359,718
                                                                                        ------------            ------------
           Total Assets                                                                 $243,193,532            $252,710,875
                                                                                        ============            ============
           Liabilities and Stockholders' Equity
Liabilities:
Payable to related parties                                                              $  2,727,853            $ 18,857,071
Accounts payable and accrued liabilities                                                  13,240,450              15,398,757
                                                                                        ------------            ------------
           Total Liabilities                                                              15,968,303              34,255,828
                                                                                        ------------            ------------
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized,
     8,000,750 and 8,000,750 shares issued and outstanding                                    80,008                  80,008
Class A common stock, par value $.01 per share;  200,000,000 shares
     authorized; 29,862,446 and 29,783,682 shares issued and outstanding                     298,625                 297,837
Class B common stock, par value $.01 per share; 100,000,000 shares
     authorized; 25,362,809 and 25,388,814 shares issued and outstanding                     253,628                 253,888
Additional paid-in capital                                                               271,225,718             270,656,627
Unamortized expense of business partner securities                                        (2,654,200)             (3,251,923)
Treasury stock, 186,399 and 24,600 shares of Class A common stock at cost                 (2,094,004)               (221,892)
Accumulated deficit                                                                      (39,884,546)            (49,359,498)
                                                                                        ------------            ------------
           Total stockholders' equity                                                    227,225,229             218,455,047
                                                                                        ------------            ------------

Total liabilities and stockholders' equity                                              $243,193,532            $252,710,875
                                                                                        ============            ============

              See notes to the consolidated financials statements.

                   eSpeed, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF INCOME
          For the three months ended March 31, 2003 and March 31, 2002
                            (Unaudited)


                                                                                          For the three months ended
                                                                                    --------------------------------------
                                                                                    March 31, 2003          March 31, 2002
                                                                                    --------------          --------------
Revenues:
     Transaction revenues with related parties
           Fully electronic transactions                                              $ 22,509,651           $ 21,588,338
           Voice-assisted brokerage transactions                                         5,161,600              4,482,500
           Screen-assisted open outcry transactions                                         48,989                107,346
                                                                                    --------------           ------------
       Total transaction revenues with related parties                                  27,720,240             26,178,184
     Software Solutions fees from related parties                                        3,649,267              2,855,689
     Software Solutions and licensing fees from unrelated parties                        2,131,442                298,315
     Interest income from related parties                                                  542,270                700,987
                                                                                    --------------           ------------
           Total revenues                                                               34,043,219             30,033,175
                                                                                    --------------           ------------
Expenses:
     Compensation and employee benefits                                                  8,843,664              9,318,303
     Occupancy and equipment                                                             7,177,352              5,918,685
     Professional and consulting fees                                                    1,111,300              1,921,985
     Communications and client networks                                                  1,594,470              1,357,427
     Marketing                                                                             333,561              1,649,145
     Administrative fees paid to related parties                                         2,578,520              2,141,425
     Non-cash business partner securities                                                  705,027                406,403
     Other                                                                               2,319,194              1,349,684
                                                                                    --------------           ------------
           Total expenses                                                               24,663,088             24,063,057
                                                                                    --------------           ------------

Income before (benefit) provision for income taxes                                       9,380,131              5,970,118
Income tax (benefit) provision                                                             (94,826)               114,000
                                                                                    --------------           ------------
Net income                                                                             $ 9,474,957            $ 5,856,118
                                                                                    ==============           ============
Per share data:

           Basic net income per share                                                       $ 0.17                 $ 0.11
                                                                                    ==============           ============

           Fully diluted net income per share                                               $ 0.17                 $ 0.10
                                                                                    ==============           ============

           Basic weighted average shares of common stock
              outstanding                                                               55,096,194             54,987,309
                                                                                    ==============           ============

           Fully diluted weighted average shares of common stock
              outstanding                                                               57,371,590             56,576,284
                                                                                    ==============           ============

        See notes to the consolidated financials statements.

                        eSpeed, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the three months ended March 31, 2003 and March 31, 2002
                                 (Unaudited)

                                                                                       For the three months ended
                                                                                  -------------------------------------
                                                                                  March 31, 2003        March 31, 2002
                                                                                  --------------        --------------
Cash flows from operating activities:
       Net income                                                                    $ 9,474,957          $ 5,856,118
Adjustments to reconcile net income to net cash provided by
operating activities:
      Depreciation and amortization                                                    3,963,410            2,369,833
      Amortization of non-cash business partner securities                               705,027              406,403
      Equity in net (income) losses of certain unconsolidated investments                 33,222               34,340
      Non-cash issuance of securities under employee benefit plan                         99,804               52,210

(Increase) decrease in operating assets:
      Other assets                                                                    (1,178,739)             243,890
      Receivable from related parties                                                 (4,811,003)          (1,302,791)
Decrease in operating liabilities:
      Payable to related parties                                                     (16,129,217)          (2,938,736)
      Accounts payable and accrued liabilities                                        (2,158,306)          (1,174,778)
                                                                                    -------------        -------------
        Net cash (used in) provided by operating activities                          (10,000,845)           3,546,489
                                                                                    -------------        -------------
Cash flows from investing activities:
      Purchase of fixed assets                                                          (636,371)          (2,307,439)
      Sale of fixed assets                                                             2,752,425                    -
      Capitalization of software development costs                                    (3,203,694)          (1,016,817)
      Capitalization of patent defense costs                                            (286,047)          (1,187,826)
                                                                                    -------------        -------------
        Net cash used in investing activities                                         (1,373,687)          (4,512,082)
                                                                                    -------------        -------------
Cash flows from financing activities:
    Repurchase of Treasury stock                                                      (1,872,112)                   -
    Proceeds from exercises of options                                                   362,505                    -
                                                                                    -------------        -------------
        Net cash used in financing activities                                         (1,509,607)                   -
                                                                                    -------------        -------------

Net decrease in cash and cash equivalents                                            (12,884,139)            (965,593)
                                                                                    -------------        -------------

Cash and cash equivalents, beginning of period                                       187,998,899          159,898,608
                                                                                    -------------        -------------

Cash and cash equivalents, end of period                                            $175,114,760         $158,933,015
                                                                                    =============        =============

               See notes to the consolidated financial statements.

                          ESPEED, INC. AND SUBSDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC), certain footnote disclosures, which are normally required under GAAP, have been omitted. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The consolidated statement of financial condition at December 31, 2002 was derived from audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. It is the Company's policy to make reclassifications to prior period financial statements to conform to the current period presentation.

2.       FIXED ASSETS

Fixed assets consist of the following:                       March 31, 2003    December 31, 2002
                                                          --------------------------------------
Computer and communication equipment                           $ 15,921,673        $ 20,050,177
Software, including software development costs                   31,276,258          27,659,228
Leasehold improvements and other fixed assets                     2,368,589           1,128,370
                                                          --------------------------------------
                                                                 49,566,520          48,837,775
Less accumulated depreciation & amortization                    (25,011,488)        (22,454,185)
                                                          --------------------------------------
Fixed assets, net                                              $ 24,555,032        $ 26,383,590
                                                          ======================================


On February 28, 2003, the Company sold to Cantor fixed assets with a net book value of approximately $2.5 million pursuant to a sale-leaseback agreement. The Company retains use of the assets and will be charged an amount under the Administrative Services Agreement.

                          ESPEED, INC. AND SUBSDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       INCOME TAXES

The provision (benefit) for income taxes consisted of:

                                                                                  For the three months ended
                                                                           -----------------------------------------
                                                                              March 31, 2003         March 31, 2002
                                                                          ---------------------   --------------------
                                                                                         (in thousands)
Current:
          U.S. federal                                                     $               -       $              -
          U.S. state and local                                                             141                    114
          Non- U.S.                                                                        -                      -
                                                                          ---------------------   --------------------
                                                                                           141                    114

Deferred                                                                                  (236)                   -
                                                                          ---------------------   --------------------

Provision (benefit) for income taxes                                       $               (95)    $              114
                                                                          =====================   ====================


At March 31, 2003, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $7,103,000.

The Company adjusted its valuation allowance against the deferred tax asset as of the beginning of the quarter ended March 31, 2003 by $3,984,000 to reflect management's estimate that it is more likely than not that all NOL carryforwards will be utilized in the future.

The remaining valuation allowance of $12,742,000 at March 31, 2003 primarily relates to non-deductible warrant expenses where there is significant uncertainty as to realization. Additionally, tax benefits associated with employee exercises in 2002 of stock options will serve to reduce taxes currently payable. However, the valuation allowance has been increased by the $820,000 tax benefit of such, which will be recorded to additional paid-in capital when realized.

4.       BUSINESS PARTNER TRANSACTIONS

Non-cash charges for the issuance of business partner securities in previously disclosed transactions were as follows:


                                            For the three months ended
                                        ------------------------------------
                                         March 31, 2003     March 31, 2002
                                        ------------------------------------
Freedom                                    $ 299,100         $ 299,100
Deutsche Bank                                107,304           107,303
UBS                                          298,623                 -
                                        ------------------------------------
                                           $ 705,027         $ 406,403
                                        ====================================


There were no significant events or modifications impacting previously disclosed business partner transactions during the quarter ended March 31, 2003. There were no new business partner transactions executed in the quarter ended March 31, 2003.

                          ESPEED, INC. AND SUBSDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       RELATED PARTY TRANSACTIONS

All of the Company's Reverse Repurchase Agreements are transacted on an overnight basis with CFS. Under the terms of these agreements, the securities collateralizing the Reverse Repurchase Agreements are held under a custodial arrangement with a third party bank and are not permitted to be resold or repledged. The fair value of such collateral at March 31, 2003 and December 31, 2002 totaled $175,057,367 and $189,588,910, respectively.

Investments in TradeSpark, L.P. ("Tradespark") and the limited partnership (the "LP") that invested in Freedom International Brokerage ("Freedom") are accounted for using the equity method. The carrying value of such related party investments was $7,646,773 and $7,679,995 at March 31, 2003 and December 31, 2002, respectively, and is included in investments in the consolidated statements of financial condition. For the three months ended March 31, 2003, the Company's share of the net income of the LP was $10,251, and its share of the net losses of TradeSpark was $64,903.

Under the Amended and Restated Joint Services Agreement between the Company and Cantor and joint services agreements between the Company and TradeSpark, Freedom, Municipal Partners, LLC ("MPLLC") and CO2e.com ("CO2e"), the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom, MPLLC or CO2e provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, if a transaction is fully electronic, the Company receives 65% of the aggregate transaction revenues and TradeSpark or Freedom receives 35% of the transaction revenues. If TradeSpark or Freedom provides voice-assisted brokerage services with respect to a transaction, then the Company receives 35% of the revenues and TradeSpark or Freedom receives 65% of the revenues. The Company and MPLLC each receive 50% of the fully electronic revenues related to municipal bonds. The Company's agreement with CO2e provides that it receives 50% of CO2e's fully electronic revenues and 15% of CO2e's voice-assisted and open outcry revenues until December 2003, and 20% of voice-assisted and open outcry revenues thereafter. In addition, the Company receives 25% of the net revenues from Cantor's gaming businesses.

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

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the three-month periods ended March 31, 2003 and 2002 totaling $2,578,520 and $2,141,425, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are not the result of arm's-length negotiations because Cantor controls the Company. As a result, the amounts charged for

                          ESPEED, INC. AND SUBSDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

In the second quarter of 2003, CFLP received $21,045,000 of insurance proceeds in settlement for property damage related to the September 11 Events. Under its $40,000,000 property insurance coverage jointly shared with CFLP, the Company is entitled to up to approximately $20,000,000 of such amount as replacement assets are purchased in the future.

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. As of March 31, 2003, receivables from Tradespark, Freedom and MPLLC amounted to $186,208, $430,692 and $1,220,029, respectively, and are included in receivable from related parties, net in the consolidated statements of financial condition.

On February 28, 2003, the Company sold to Cantor fixed assets with a net book value of approximately $2.5 million pursuant to a sale-leaseback agreement. The Company retains use of the assets and will be charged an amount under the Administrative Services Agreement.

6.       EMPLOYEE SHARE TRANSACTIONS

The Company issued 7,439 shares of its Class A common stock valued at $116,569 as the Company's matching contribution to the eSpeed Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates during the three months ended March 31, 2003 with respect to employee contributions in 2002. The Company issued 5,814 shares of its Class A common stock valued at $52,210 as the Company's matching contribution during the three months ended March 31, 2002 with respect to employee contributions in 2001.

During the three month periods ended March 31, 2003 and 2002, the Company issued options to purchase 5,000 and 225,000 shares, respectively, of its Class A common stock to employees of the Company. The options were issued with exercise prices equal to the market price of the underlying Class A common stock at the date of grant. The options had been granted pursuant to the eSpeed, Inc. 1999 Long-Term Incentive Plan.

7.       STOCK BASED COMPENSATION

Pursuant to guidelines contained in APB 25, the Company records no expense for options issued to employees. Had the Company adopted the provisions of SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS 123) and accounted for employee stock option awards at fair value, the Company would have recognized additional pre-tax compensation expense related to employee stock option awards of $4,083,884 ($2,450,330 after tax) and $4,137,929 ($2,482,757 after tax) for the three months ended March 31, 2003 and 2002, respectively. The following table represents the effect had the Company accounted for the options in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123.


                                                                                           For the three months ended
                                                                                      -------------------------------------
                                                                                       March 31, 2003     March 31, 2002
                                                                                      -------------------------------------
Net Income                                                                               $ 9,474,957        $ 5,856,118
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards granted, net of tax               (2,450,330)        (2,482,757)

                                                                                      -------------------------------------


Pro forma net income                                                                     $ 7,024,627        $ 3,373,361
                                                                                      =====================================
     Basic - as reported                                                                      $ 0.17             $ 0.11
     Basic - pro forma                                                                        $ 0.13             $ 0.06

     Fully diluted - as reported                                                              $ 0.17             $ 0.10
     Fully diluted - pro forma                                                                $ 0.12             $ 0.06

                          ESPEED, INC. AND SUBSDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       REGULATORY CAPITAL REQUIREMENTS

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At March 31, 2003, eSpeed Government Securities, Inc.'s liquid capital of $114,095,931 was in excess of minimum requirements by $114,070,931.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2003, eSpeed Securities, Inc. had net capital of $7,020,808, which was $6,701,881 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .68 to 1.

The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

9.       COMMITMENTS AND CONTINGENCIES

There have been no significant changes in commitments and contingencies from the matters described in the notes to the Company's consolidated financial statements for the year ended December 31, 2002.

10.      SEGMENT AND GEOGRAPHIC DATA

SEGMENT INFORMATION: The Company currently operates its business in one segment, that of operating interactive electronic business-to-business vertical marketplaces for the trading of financial and non-financial products, licensing software, and providing technology support services to Cantor and other related and unrelated parties.

PRODUCT INFORMATION: The Company currently markets its services through the following products: core products, including an integrated network engaged in electronic trading in government securities in multiple marketplaces over the eSpeed(R) system; new product rollouts, including introduction of products in non-equity capital markets; products enhancement software, which enables clients to engage in enhanced electronic trading of core products and future product rollouts and, eSpeed Software SolutionsSM , which allows customers to use the Company's intellectual property and trading expertise to build electronic marketplaces and exchanges, develop customized trading interfaces and enable real-time auctions and debt issuance. The majority of the Company's revenues are from its core products.

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

                          ESPEED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 Three months ended       Three months ended
Transaction revenues:              March 31, 2003           March 31, 2002
                                ----------------------------------------------
Europe                                $  7,036,051           $  5,761,541
Asia                                       607,729                909,700
                                ----------------------------------------------
Total Non-Americas                       7,643,780              6,671,241
Americas                                20,076,460             19,506,943
                                ----------------------------------------------
Total                                 $ 27,720,240           $ 26,178,184
                                ==============================================


                                   March 31, 2003           December 31, 2002
Average long-lived assets:
Europe                              $  3,940,541               $  5,576,717
Asia                                     334,320                    387,632
                                ----------------------------------------------
Total Non-Americas                     4,274,861                  5,964,349
Americas                              21,428,299                 17,536,681
                                ----------------------------------------------
Total                               $ 25,703,160               $ 23,501,030
                                ==============================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the effect of the September 11 Events on our operations, including in particular the loss of hundreds of eSpeed, Cantor and TradeSpark employees, our limited operating history, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including volume and volatility, and the current global recession on our business, our ability to enter into marketing and strategic alliances, to hire new personnel, to expand the use of our electronic system, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve, and other factors that are discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto appearing elsewhere in this filing.

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

We continue to pursue our strategy to expand our client base and expand the number and types of products that our clients can trade electronically on our system. Other than Cantor, no client of ours accounted for more than 10% of our revenues from our date of inception through March 31, 2003.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

REVENUES


                                                                                   For the three months ended
                                                                           -------------------------------------------
                                                                             March 31, 2003          March 31, 2002
     Transaction revenues with related parties
           Fully electronic transactions                                          $ 22,509,651           $ 21,588,338
           Voice-assisted brokerage transactions                                     5,161,600              4,482,500
           Screen-assisted open outcry transactions                                     48,989                107,346
                                                                           --------------------    -------------------
       Total transaction revenues with related parties                              27,720,240             26,178,184
     Software Solutions fees from related parties                                    3,649,267              2,855,689
     Software Solutions and licensing fees from unrelated parties                    2,131,442                298,315
     Interest income from related parties                                              542,270                700,987
                                                                           --------------------    -------------------
           Total revenues                                                         $ 34,043,219           $ 30,033,175
                                                                           ====================    ===================


TRANSACTION REVENUES WITH RELATED PARTIES

We have entered into a Joint Services Agreement with Cantor under which we and Cantor have agreed to collaborate to provide brokerage and related services to clients in multiple electronic markets for transactions in securities and other products. Under the Joint Services Agreement, as currently in effect, we are responsible for providing electronic brokerage services, and Cantor provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. Under this agreement, we and Cantor share revenues derived from transactions effected in the marketplaces in which we collaborate and other specified markets. The portion of the transaction revenues that we and Cantor receive is based on several factors, including whether: (1) the marketplace is one in which we collaborate with Cantor; (2) the transaction is fully electronic or Cantor provides voice-assisted brokerage services; (3) the product traded is a financial or other product; and (4) the product is traded on the Cantor ExchangeSM. The percentage of the transaction revenues we receive ranges from 2.5% to 65%. However, in general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor receives 35% of the transaction revenues; and for voice-assisted brokerage transactions, Cantor receives 93% of the transaction revenues and we receive 7% of the transaction revenues. In addition, if the transactions relate to a gaming business, we receive 25% of the net trading revenues. We have agreed to provide to Cantor technology support services at cost.

We have also entered into services agreements with TradeSpark, Freedom, MPLLC and CO2e pursuant to which we provide the technology infrastructure for the transactional and technology related elements of the TradeSpark, Freedom, MPLLC and CO2e marketplaces, as well as certain other services, in exchange for specified percentages of transaction revenues from the marketplaces. In general, if a transaction is fully electronic, we receive 65% of the aggregate transaction revenues and TradeSpark or Freedom receives 35% of the transaction revenues. If TradeSpark or Freedom provides voice-assisted brokerage services with respect to a transaction, then we receive 35% of the revenues and TradeSpark or Freedom receives 65% of the revenues. We and MPLLC each receive 50% of the fully electronic revenues related to municipal bonds. Our agreement with CO2e provides that we receive 50% of CO2e's fully electronic revenues and 15% of CO2e's voice-assisted and open outcry revenues until December 2003; thereafter we will receive 20% of voice-assisted and open outcry revenues.

For the three months ended March 31, 2003, we earned transaction revenues with related parties of $27,720,240, an increase of 6% as compared to transaction revenues with related parties of $26,178,184 for the three months ended March 31, 2002. This increase resulted primarily from market conditions in Europe, where market fluctuations drove increases in our European product volumes and transactions counts. For the three months ended March 31, 2003, 81% of our transaction revenues were generated from fully electronic transactions.

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

SOFTWARE SOLUTIONS FEES FROM RELATED PARTIES

Under various services agreements, the Company has agreed to provide Cantor, TradeSpark, Freedom, MPLLC and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, TradeSpark, Freedom and MPLLC the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. These services are provided to CO2e at no additional cost other than the revenue sharing arrangement set forth above. In exchange for a 25% share of the net revenues from Cantor's gaming businesses, the Company is obligated to spend and does not get reimbursed for the first $750,000 each quarter of the costs of providing support and development services for such gaming businesses. Software Solutions fees from related parties for the three months ended March 31, 2003 were $3,649,267. This compares with Software Solutions fees from related parties for the three months ended March 31, 2002 of $2,855,689, an increase of 28%, principally due to an increase in demand for our support services from Cantor.

SOFTWARE SOLUTIONS AND LICENSING FEES FROM UNRELATED PARTIES

Certain of our clients provide online access to their customers through use of our electronic trading platform for which we receive fees. Such fees are deferred and recognized as revenues ratably over the term of the licensing agreement. We also receive software solutions fees from unrelated parties by charging our clients for additional connections to our system to help protect them from possible business interruptions. Software Solutions and licensing fees from unrelated parties for the three months ended March 31, 2003 were $2,131,442 as compared to Software Solutions and licensing fees from unrelated parties of $298,315 for the three months ended March 31, 2002, an increase of 614%, due primarily to licensing fees earned from IntercontinentalExchange for use of the Wagner Patent and licensing fees earned as part of the Wagner Patent Settlement Agreement.

INTEREST INCOME FROM RELATED PARTIES

For the three months ended March 31, 2003, weighted average interest rates on overnight reverse repurchase agreements were 1.2% as compared to 1.8% for the three months ended March 31, 2002. As a result, we generated interest income from related parties of $542,270 for the three months ended March 31, 2003 as compared to $700,987 for the three months ended March 31, 2002, a decrease of 23%.

EXPENSES


                                                      For the three months ended
                                               ------------------------------------------
                                                   March 31, 2003        March 31, 2002
Compensation and employee benefits                    $ 8,843,664         $ 9,318,303
Occupancy and equipment                                 7,177,352           5,918,685
Professional and consulting fees                        1,111,300           1,921,985
Communications and client networks                      1,594,470           1,357,427
Marketing                                                 333,561           1,649,145
Administrative fees paid to related parties             2,578,520           2,141,425
Non-cash business partner securities                      705,027             406,403
Other                                                   2,319,194           1,349,684
                                                ------------------      --------------
   Total Expenses                                    $ 24,663,088        $ 24,063,057
                                                ==================      ==============


COMPENSATION AND EMPLOYEE BENEFITS

At March 31, 2003, we had 322 employees, which was an increase from the 274 employees we had at March 31, 2002. However, prior to the September 11 Events, we had 492 employees. For the three months ended March 31, 2003, our compensation costs were $8,843,664 as compared to compensation costs of $9,318,303 for the three months ended March 31, 2002. This decrease in compensation costs despite an increase in the number of employees resulted from an increase in the percentage of time spent by certain employees on software application development. The costs associated with such development are capitalized and amortized over the associated application's estimated useful life of three years.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees. We expect that our future compensation costs will increase depending, in part, upon a variety of factors, including our incremental revenue growth.

OCCUPANCY AND EQUIPMENT

Occupancy and equipment costs were $7,177,352 for the three months ended March 31, 2003, an increase of 21% as compared to occupancy and equipment costs of $5,918,685 for the three months ended March 31, 2002. The increase was primarily caused by the occupancy and build-out of our temporary corporate headquarters in New York City, which took place in the second quarter of 2002.

Occupancy expenditures primarily consist of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. We moved into our temporary corporate headquarters in New York City during the second quarter of 2002. The lease for our temporary headquarters will expire in February 2004, and at this time management is evaluating various location alternatives. We anticipate that our occupancy costs will increase as we build out our current space and add infrastructure. Although we believe that equipment costs will increase in the future as we replace lost equipment, we anticipate that such equipment costs will remain below those incurred prior to the September 11 Events. We expect a portion of our capital expenditures to be covered by insurance proceeds from our property and casualty insurance coverage.

PROFESSIONAL AND CONSULTING FEES

Professional and consulting fees were $1,111,300 for the three months ended March 31, 2003 as compared to $1,921,985 for the three months ended March 31, 2002, a decrease of 42%, primarily due to a decrease in legal and contract employee personnel costs.

COMMUNICATIONS AND CLIENT NETWORKS

Communications costs were $1,594,470 for the three months ended March 31, 2003 as compared to $1,357,427 for the three months ended March 31, 2002, a 17% increase. The increase was principally due to a resumption of normal data and telephone costs after a temporary decline caused by the September 11 Events. Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will continue to increase in the near future as we continue to connect additional customers to our network.

MARKETING

We incurred marketing expenses of $333,561 for the three months ended March 31, 2003 as compared to marketing expenses during the three months ended March 31, 2002 of $1,649,145, a decrease of 80%, resulting from a planned reduction in marketing costs. Marketing expenses in the first quarter of 2002 were higher primarily as the result of the development of a major advertising campaign.

ADMINISTRATIVE FEES PAID TO RELATED PARTIES

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services. Administrative fees paid to related parties amounted to $2,578,520 for the three months ended March 31, 2003, a 20% increase over the $2,141,425 of such fees for the three months ended March 31, 2002. Overall, administrative fees decreased in the months following the September 11 Events as compared to the months prior to the September 11 Events. We do not expect a significant change in the level of future administrative fees paid to related parties in 2003.

Administrative fees paid to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor's administrative services that is utilized by us.

NON-CASH BUSINESS PARTNER SECURITIES

We enter into strategic alliances with other industry participants in order to expand our business and to enter into new marketplaces. As part of these strategic alliances, we have issued warrants and convertible preferred stock. These securities do not require cash outlays and do not represent a use of our assets. The expense related to these issuances is based on the value of the securities being issued and the structure of the transaction. Generally, this expense is amortized over the term of the related agreement. Non-cash business partner securities charges were $705,027 for the three months ended March 31, 2003, an increase of 73% as compared to non-cash business partner securities charges of $406,403 for the three months ended March 31, 2002. This increase resulted primarily from the amortization of the value of warrants issued under an agreement executed with a business partner in August 2002. We believe period to period comparisons are not meaningful as these transactions do not recur on a regular basis. Note 4 of our consolidated financial statements in this Report on Form 10-Q contains further details regarding the expense for non-cash business partner securities.

OTHER EXPENSES

Other expenses consist primarily of recruitment fees, travel, amortization of intangible assets, business-related insurance expense and promotional and entertainment expenditures. For the three months ended March 31, 2003, other expenses were $2,319,194, an increase of 72% as compared to other expenses of $1,349,684 for the three months ended March 31, 2002, principally due to increases in business-related insurance costs and an increase in the amortization of intangible assets. Other expenses are expected to increase primarily due to an increase in the amortization of capitalized legal fees associated with the Wagner and other patents.

INCOME TAXES

We adjusted our valuation allowance against our deferred tax asset as of the beginning of the quarter ended March 31, 2003 by $3,984,000 to reflect management's estimate that it is more likely than not that all NOL carryforwards will be utilized in the future. The credit for the adjustment to the valuation allowance served to offset the tax provision on the current period's earnings to reflect a net benefit for income taxes of $95,000 for the first quarter of 2003. The tax provision in future periods is expected to be based on an estimated effective tax rate of approximately 40%.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had cash and cash equivalents of $175.1 million, a decrease of $12.9 million as compared to December 31, 2002. We used cash of $10.0 million in our operating activities, consisting of net income after non-cash items of $14.3 million net of $24.3 million of other changes , including the net reduction of liabilities. We also used net cash of $1.4 million resulting from purchases of fixed assets and intangible assets, capitalization of software development costs and patent defense costs, offset by proceeds from asset sales. In addition, we used $1.9 million to repurchase
Class A common stock.

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

We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure, personnel and our anticipated move into a new headquarters. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. Our property and casualty insurance coverage may mitigate our capital expenditures for the near term.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2003, we had invested $173.7 million of our cash in securities purchased under reverse repurchase agreements, which are fully collateralized by U.S. Government securities held in a custodial account at JP Morgan Chase. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We generally do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our cash in a manner that provides us with the appropriate level of liquidity.

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


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and Cantor Fitzgerald Securities, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. Of the $139.6 million raised, approximately $8.9 million has been used to fund investments in various entities, approximately $63.5 million has been used to acquire fixed assets and to pay for the development of capitalized software, approximately $23.0 million has been used to purchase intangible assets and pay for the defense of patents, and approximately $8.2 million has been used for other working capital purposes. The remaining $36 million has been invested in reverse repurchase agreements which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank.

Of the amount of proceeds spent through March 31, 2003, approximately $29.7 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit No.                                         Description
-----------                                         -----------
    99                          Certification by the Chief Executive Officer and Chief
                                Financial Officer Relating to a Periodic Report
                                Containing Financial Statements

(b)       Reports on Form 8-K.


          We filed a Current Report on Form 8-K on May 13, 2003 under Item 9 of Form 8-K in satisfaction of the requirements of "Item 12. Disclosure of Results of Operations and Financial Condition," where the Company announced its preliminary operating statistics for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            eSpeed, Inc.
                            (Registrant)

                            /s/ Howard W. Lutnick
                            -----------------------

                            Howard W. Lutnick
                            Chairman, Chief Executive Officer and President

                            /s/ Jeffrey M. Chertoff
                            -----------------------

                            Jeffrey M. Chertoff
                            Chief Financial Officer



Date: May 15, 2003

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

                     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date: May 15, 2003

                    /s/ Howard W. Lutnick
                    --------------------------------------------------

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

                     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date: May 15, 2003

                         /s/ Jeffrey M. Chertoff
                         ----------------------------------------

                         Jeffrey M. Chertoff
                         Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                                   Description
-----------                                   -----------
    99                      Certification by the Chief Executive Officer and Chief
    --                      Financial Officer Relating to a Periodic Report
                            Containing Financial Statements