Form 10-Q
period 2003-06-30
ESPEED INC
filed 2003-08-15
CIK 1094831

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission file number 0-28191

eSpeed, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4063515
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

135 East 57th Street
(Address of Principal Executive Offices)

New York, New York 10022
(City, State, Zip Code)

(212) 938-5000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes No

As of August 12, 2003, the registrant had 29,770,010 shares of Class A common stock, $0.01 par value, and 25,362,809 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries
Quarterly report on Form 10-Q

TABLE OF CONTENTS

PART I. — FINANCIAL INFORMATION

PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash	$3,574	$1,313
Reverse repurchase agreements with related parties	195,074	186,686
Total cash and cash equivalents	198,648	187,999
Fixed assets, net	26,038	26,383
Investments	11,402	11,175
Intangible assets, net	19,647	19,528
Receivable from related parties	817	5,266
Other assets	3,817	2,360
Total assets	$260,369	$252,711
Liabilities and Stockholders' Equity
Liabilities:
Payable to related parties	$3,153	$18,857
Accounts payable and accrued liabilities	19,671	15,399
Total liabilities	22,824	34,256
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 8,000,750 and 8,000,750 shares issued and outstanding	80	80
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 29,953,847 and 29,783,682 shares issued	300	298
Class B common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,362,809 and 25,388,814 shares issued and outstanding	254	254
Additional paid-in capital	273,028	270,656
Unamortized expense of business partner and non-employee securities	(2,241)	(3,252)
Treasury stock, at cost; 186,399 and 24,600 shares of Class A common stock	(2,094)	(222)
Accumulated deficit	(31,782)	(49,359)
Total stockholders' equity	237,545	218,455
Total liabilities and stockholders' equity	$260,369	$252,711

See notes to condensed consolidated financial statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2003	2002
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$27,538	$21,238
Voice-assisted brokerage transactions	4,645	4,347
Screen-assisted open outcry transactions	243	16
Total transaction revenues with related parties	32,426	25,601
Software Solutions fees from related parties	3,881	3,469
Software Solutions and licensing fees from unrelated parties	2,209	806
Business interruption insurance proceeds from parent	—	12,833
Interest income from related parties	563	740
Total revenues	39,079	43,449
Expenses:
Compensation and employee benefits	9,239	9,316
Occupancy and equipment	7,571	5,792
Professional and consulting fees	863	1,193
Communications and client networks	1,714	1,694
Marketing	408	1,585
Administrative fees to related parties	2,590	2,146
Amortization of business partner and non-employee securities	362	406
Other	2,830	1,512
Total expenses	25,577	23,644
Income before income tax provision	13,502	19,805
Income tax provision	5,400	114
Net income	$8,102	$19,691
Earnings per share:
Basic	$0.15	$0.36
Diluted	$0.14	$0.35
Basic weighted average shares of common stock outstanding	55,056	54,980
Diluted weighted average shares of common stock outstanding	56,447	56,924

See notes to condensed consolidated financial statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2003	2002
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$50,048	$42,826
Voice-assisted brokerage transactions	9,806	8,830
Screen-assisted open outcry transactions	292	123
Total transaction revenues with related parties	60,146	51,779
Software Solutions fees from related parties	7,530	6,324
Software Solutions and licensing fees from unrelated parties	4,341	1,104
Business interruption insurance proceeds from parent	—	12,833
Interest income from related parties	1,105	1,442
Total revenues	73,122	73,482
Expenses:
Compensation and employee benefits	18,083	18,635
Occupancy and equipment	14,748	11,710
Professional and consulting fees	1,974	3,115
Communications and client networks	3,309	3,051
Marketing	742	3,234
Administrative fees to related parties	5,168	4,287
Amortization of business partner and non-employee securities	1,067	813
Other	5,149	2,861
Total expenses	50,240	47,706
Income before income tax provision	22,882	25,776
Income tax provision	5,305	228
Net income	$17,577	$25,548
Earnings per share:
Basic	$0.32	$0.46
Diluted	$0.31	$0.45
Basic weighted average shares of common stock outstanding	55,076	54,983
Diluted weighted average shares of common stock outstanding	56,819	56,928

See notes to condensed consolidated financial statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$17,577	$25,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,440	5,393
Amortization of business partner and non-employee securities	1,067	813
Equity in net loss of certain unconsolidated investments	39	90
Deferred income tax expense	2,553	—
Tax benefit from employee stock option exercises	1,332	—
Issuance of securities under employee benefit plan	130	55
Changes in operating assets and liabilities:
Receivable from related parties	4,450	(12,833)
Other assets	(1,721)	(1,281)
Payable to related parties	(15,704)	(3,833)
Accounts payable and accrued liabilities	1,595	3,213
Net cash provided by operating activities	19,758	17,165

Cash flows from investing activities:
Purchase of premises and equipment	(1,902)	(5,265)
Sale of premises and equipment	2,752	—
Capitalization of software development costs	(6,413)	(3,179)
Capitalization of patents and related defense costs	(2,653)	(1,761)
Net cash used in investing activities	(8,216)	(10,205)

Cash flows from financing activities:
Repurchase of Class A common stock	(1,872)	—
Proceeds from exercises of stock options	979	32
Net cash (used in) provided by financing activities	(893)	32

Net increase in cash and cash equivalents	10,649	6,992
Cash and cash equivalents, beginning of period	187,999	159,899
Cash and cash equivalents, end of period	$198,648	$166,891

See notes to condensed consolidated financial statements

eSpeed, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Organization and Basis of Presentation

eSpeed, Inc. ("eSpeed" or, together with its wholly owned subsidiaries, the "Company") primarily engages in the business of operating interactive electronic marketplaces designed to enable market participants to trade financial and non-financial products more efficiently and at a lower cost than traditional trading environments permit.

The Company is a majority-owned subsidiary of Cantor Fitzgerald Securities ("CFS"), which in turn is a 99.5% owned subsidiary of Cantor Fitzgerald, L.P. ("CFLP" or, together with its subsidiaries, "Cantor"). eSpeed commenced operations on March 10, 1999 as a division of CFS. eSpeed is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering.

The Company's financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements reflect all normal recurring adjustments, which are in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the financial statements. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent. Estimates, by their nature, are based on judgment and available information. As such, actual results could differ from the estimates included in these financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures, which are normally required under U.S. GAAP, have been condensed or omitted. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The consolidated statement of financial condition at December 31, 2002 was derived from the audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain reclassifications and format changes have been made to prior period information to conform to the current period presentation.

2.    Fixed Assets

Fixed assets consisted of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Computer and communication equipment	$14,100	$20,050
Software, including software development costs	34,401	27,659
Leasehold improvements and other fixed assets	2,429	1,128
	50,930	48,837
Less accumulated depreciation & amortization	(24,892)	(22,454)
Premises and equipment, net	$26,038	$26,383

In February 2003, the Company sold to Cantor fixed assets with a net book value of approximately $2.5 million pursuant to a sale-leaseback agreement. The Company retains use of the assets in exchange for a $95,000 monthly charge under the Administrative Services Agreement (see Note 6, Related Party Transactions).

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualifying computer software costs incurred during the application development stage. During the six months ended June 30, 2003 and 2002, software development costs totaling $6.4 million and $3.2 million were capitalized, respectively. For the same periods, the Company's condensed consolidated statements of income included $3.5 million and $2.5 million, respectively, in relation to the amortization of software development costs.

3.    Intangible Assets

Intangible assets consisted of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Patents, including capitalized defense costs	$25,996	$23,343
Less accumulated amortization	(6,349)	(3,815)
Intangible assets, net	$19,647	$19,528

As of June 30, 2003 and December 31, 2002, intangible assets included the Lawrence patent and the Wagner patent, as well as capitalized costs incurred to establish, perfect and defend the Company's rights under the patents. In addition, in May 2003, the Company obtained a patent for an Automated Auction Control Processor in relation to certain automated trading systems and methods.

Intangible assets are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method. During the six months ended June 30, 2003 and 2002, the Company recorded amortization expense of $2.5 million and $0.6 million, respectively, for these intangible assets. The estimated aggregate amortization expense for each of the next five fiscal years is as follows: $5.3 million in 2004, $5.3 million in 2005, $4.9 million in 2006, $0.7 million in 2007 and $0.1 million in 2008.

4.     Income Taxes

The provision for income taxes consisted of the following:

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Current
Federal	$2,187	$—
State and Local	565	228
Foreign	—	—
	2,752	228
Deferred	2,553	—
Provision for income taxes	$5,305	$228

As of March 31, 2003, the Company had net operating loss carryforwards ("NOL") for income tax purposes of $7.1 million. Effective April 1, 2003, the Company started recording income taxes at an effective tax rate of 40.0% and utilized the $2.8 million tax benefit of such NOL.

At June 30, 2003, the valuation allowance against deferred tax assets of $12.0 million primarily related to non-deductible warrant expenses where it appears more likely than not that such item will not be realized in the future.

Additionally, tax benefits associated with employee stock option exercises served to reduce taxes currently payable by $1.3 million as of June 30, 2003. A corresponding amount was credited to additional paid-in capital.

5.    Business Partner and Non-Employee Securities

The amortization expense for the issuance of business partner and non-employee securities was as follows:

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Freedom warrants	$598	$598
Deutsche Bank warrants	(178)	215
UBS warrants	597	—
Non-employee stock options	50	—
	$1,067	$813

There were no new business partner transactions executed during the six months ended June 30, 2003.

In connection with an agreement with Deutsche Bank, AG ("Deutsche Bank"), the Company previously sold Series C Redeemable Convertible Preferred Stock ("Series C Preferred") to Deutsche Bank. On July 30th of each year of the five-year agreement in which Deutsche Bank fulfills its liquidity and market making obligations for specified products, one-fifth of such Series C Preferred will automatically convert into warrants to purchase shares of the Company's Class A common stock.

Deutsche Bank was deemed to have fulfilled its obligations under the agreement for the twelve months ended July 30, 2002 and, accordingly, a warrant to purchase 150,000 shares of the Company's Class A common stock was issued by the Company. The Company has informed Deutsche Bank that it was not in compliance with the agreement for the twelve months ended July 30, 2003 and that a warrant will not be issued for such period. As a result, the Company reversed the amortization expense recorded since August 2002 for such warrant.

Based on certain communications and the failure of Deutsche Bank to comply with the agreement since March 28, 2003, the Company has further notified Deutsche Bank that it believes it has terminated its right to receive warrants under the agreement for the remaining commitment periods. The 150 shares of Series C Preferred with respect to the twelve-month period ended July 31, 2003 are redeemable by the Company for 1,500 shares of Class A common stock.

6.    Related Party Transactions

All of the Company's Reverse Repurchase Agreements are transacted on an overnight basis with CFS. Under the terms of these agreements, the securities collateralizing the Reverse Repurchase Agreements are held under a custodial arrangement with a third party bank and are not permitted to be resold or repledged. The fair value of such collateral at June 30, 2003 and December 31, 2002 totaled $197.1 million and $189.6 million, respectively.

Investments in TradeSpark, L.P. ("Tradespark") and the limited partnership (the "LP") that invested in Freedom International Brokerage ("Freedom") are accounted for using the equity method. The carrying value of such related party investments was $7.7 million at June 30, 2003 and December 31, 2002, and is included in investments in the condensed consolidated statements of financial condition. For the six months ended June 30, 2003, the Company's share of the net losses of the LP and TradeSpark was approximately $39,000 in the aggregate.

Under the Joint Services Agreement between the Company and Cantor and joint services agreements between the Company and TradeSpark, Freedom, Municipal Partners, LLC ("MPLLC") and CO2e.com ("CO2e"), the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom, MPLLC or CO2e provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, if a transaction is fully electronic, the Company receives 65% of the aggregate transaction revenues and TradeSpark or Freedom receives 35% of the transaction revenues. If TradeSpark or Freedom provides voice-assisted brokerage services with respect to a transaction, the Company receives 35% of the revenues and TradeSpark or Freedom receives 65% of the revenues. The Company and MPLLC each receive 50% of the fully electronic revenues related to municipal bonds. The Company's agreement with CO2e provides that it receives 50% of CO2e's fully electronic revenues and 15% of CO2e's voice-assisted and open outcry revenues until December 2003, and 20% of voice-assisted and open outcry revenues thereafter. In addition, the Company receives 25% of the net revenues from Cantor's gaming businesses.

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

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term, which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the six-month periods ended June 30, 2003 and 2002 totaling $5.2 million and $4.3 million, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are not the result of arm's-length negotiations because Cantor controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

As a result of the terrorist attacks of September 11, 2001, the Company's offices in the World Trade Center were destroyed and the Company lost 180 of our employees, including many members of senior management (the "September 11 Events"). During the three months ended June 30, 2003, CFLP received $21,045,000 of insurance proceeds in settlement for property damage related to the September 11 Events. Under the Administrative Services Agreement, eSpeed is entitled to up to approximately $20,000,000 of such amount as replacement assets are purchased in the future. Starting in the fourth quarter of 2003, the Company expects to incur significant costs in relation to the replacement of fixed assets lost on September 11, 2001 when they build their permanent infrastructure and move into their new headquarters in 2004.

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. As of June 30, 2003, receivables from Tradespark, Freedom and MPLLC amounted to $716,000 in the aggregate, and are included in receivable from related parties in the condensed consolidated statement of financial condition.

7.    Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended June 30,
	2003	2002
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$8,102	$19,691
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	55,056	54,980
Dilutive effect of:
Stock options	1,319	1,944
Business partner securities	72	—
Weighted average shares used in diluted computation	56,447	56,924
Earnings per share:
Basic	$0.15	$0.36
Diluted	$0.14	$0.35

	Six Months Ended June 30,
	2003	2002
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$17,577	$25,548
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	55,076	54,983
Dilutive effect of:
Stock options	1,655	1,945
Business partner securities	88	—
Weighted average shares used in diluted computation	56,819	56,928
Earnings per share:
Basic	$0.32	$0.46
Diluted	$0.31	$0.45

Effective April 1, 2003, the Company started recording income taxes at an effective tax rate of 40.0% (see Note 4, Income Taxes). As a result, in applying the treasury stock method for the three months ended June 30, 2003, the assumed proceeds of stock option exercises were computed as the sum of (i) the amount the employees paid on exercise and (ii) the amount of tax benefits associated with employee stock options exercised that were credited to additional paid-in capital. Prior to April 1, 2003, the Company excluded such tax benefits in assumed proceeds of stock option exercises, thereby increasing the dilutive effect of securities accordingly.

At June 30, 2003 and 2002, approximately 13.7 million and 12.9 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

8.    Stock Based Compensation

Pursuant to guidelines contained in APB Opinion No. 25, Accounting for Stock Issued to Employees, and as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation ("SFAS 123"), the Company records no expense for stock options issued to employees as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table represents the effect had the Company accounted for the options in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123.

	Three Months Ended June 30,
	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$8,102	$19,691
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $1,554 and $0 of taxes for the three months ended June 30, 2003 and 2002, respectively	(2,331)	(4,211)
Net income, pro forma	$5,771	$15,480
Earnings per share:
Basic — as reported	$0.15	$0.36
Basic — pro forma	$0.10	$0.28

Diluted — as reported	$0.14	$0.35
Diluted — pro forma	$0.10	$0.27

	Six Months Ended June 30,
	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$17,577	$25,548
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $1,848 and $0 of taxes for the six months ended June 30, 2003 and 2002, respectively	(6,126)	(8,349)
Net income, pro forma	$11,451	$17,199
Earnings per share:
Basic — as reported	$0.32	$0.46
Basic — pro forma	$0.21	$0.31

Diluted — as reported	$0.31	$0.45
Diluted — pro forma	$0.20	$0.30

Effective April 1, 2003, the Company started recording income taxes (see Note 4, Income Taxes). During the 2002 periods, income taxes were minimal due to the benefit of net operating loss carryforwards. The Company applied these effective tax rates in computing the above pro forma information for the respective periods.

9.    Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At June 30, 2003, eSpeed Government Securities, Inc.'s liquid capital of $59,480,590 was in excess of minimum requirements by $59,455,590.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2003, eSpeed Securities, Inc. had net capital of $82,039,925, which was $81,720,832 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .06 to 1.

The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

10.    Commitments and Contingencies

There have been no significant changes in commitments and contingencies from the matters described in the notes to the Company's consolidated financial statements for the year ended December 31, 2002.

11.    Segment and Geographic Data

Segment information:    The Company currently operates its business in one segment, that of operating interactive electronic business-to-business marketplaces for the trading of financial and non-financial products, licensing software, and providing technology support services to Cantor and other related and unrelated parties.

Product information:     The Company currently markets its services through the following products: core products, including an integrated network engaged in electronic trading in government securities in multiple marketplaces over the eSpeed® system; new product rollouts, including introduction of products in non-equity capital markets; products enhancement software, which enables clients to engage in enhanced electronic trading of core products and future product rollouts; and eSpeed Software SolutionsSM, which allows customers to use the Company's intellectual property and trading expertise to build electronic marketplaces and exchanges, develop customized trading interfaces and enable real-time auctions and debt issuance. Revenues from core products comprise the majority of the Company's revenues.

Geographic information:     The Company operates in the Americas (primarily in the United States of America), Europe and Asia. Revenue attribution for purposes of preparing geographic data is principally based upon the marketplace where the financial product is traded, which, as a result of regulatory jurisdiction constraints in most circumstances, is also representative of the location of the client generating the transaction resulting in commissionable revenue. The information that follows, in management's judgment, provides a reasonable representation of the activities of each region as of and for the periods indicated.

	Three Months Ended June 30,
(In thousands)	2003	2002
Transaction revenues:
Europe	$6,854	$5,799
Asia	594	433
Total Non-Americas	7,448	6,232
Americas	24,978	19,369
Total	$32,426	$25,601

	Six Months Ended June 30,
(In thousands)	2003	2002
Transaction revenues:
Europe	$13,890	$11,561
Asia	1,202	1,342
Total Non-Americas	15,092	12,903
Americas	45,054	38,876
Total	$60,146	$51,779
	June 30,
(In thousands)	2003	2002
Average long-lived assets:
Europe	$3,053	$5,500
Asia	318	413
Total Non-Americas	3,371	5,913
Americas	21,925	15,766
Total	$25,296	$21,679

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the effect of the September 11 Events on our operations, including in particular the loss of hundreds of eSpeed, Cantor and TradeSpark employees, our limited operating history, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including volume and volatility, and the current global recession on our business, our ability to enter into marketing and strategic alliances, to hire new personnel, to expand the use of our electronic system, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve, and other factors that are discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto appearing elsewhere in this report.

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

We continue to pursue our strategy to expand our client base and expand the number and types of products that our clients can trade electronically on our system. Other than Cantor, no client of ours accounted for more than 10% of our revenues from our date of inception through June 30, 2003.

As a result of the terrorist attacks of September 11, 2001, our offices in the World Trade Center were destroyed and we lost 180 of our employees, including many members of our senior management (the "September 11 Events"). The loss of these assets and employees and the need to relocate our surviving employees have negatively impacted our business.

Critical Accounting Policies

In addition to previously disclosed critical accounting policies (see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2002), management has determined that the following accounting estimate met the related standards:

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations.

Results of Operations
For the Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Highlights

Basic earnings per share for the three months ended June 30, 2003 and 2002 were $0.15 and $0.36, respectively. Diluted earnings per share decreased $0.21 from $0.35 to $0.14. During the three months ended June 30, 2002, we recognized a $12.8 million gain, or approximately $0.23 per diluted share, relating to business interruption insurance proceeds following the September 11 Events. During the three months ended June 30, 2003, we recorded an income tax provision of $5.4 million, or approximately $0.10 per diluted share, corresponding to a 40.0% consolidated effective tax rate. For the same period a year earlier, income taxes were minimal due to the benefit of our net operating loss carryforwards.

For the three months ended June 30, 2003, transaction revenues from related parties amounted to $32.4 million, an increase of 27% as compared to transaction revenues with related parties of $25.6 million for the same period a year ago. Volumes transacted on our system per trading day increased 31%. For the three months ended June 30, 2003, 85% of our transaction revenues were generated from fully electronic transactions.

Revenues

	Three Months Ended June 30,
(In thousands)	2003	2002
Transaction revenues with related parties:
Fully electronic transactions	$27,538	$21,238
Voice-assisted brokerage transactions	4,645	4,347
Screen-assisted open outcry transactions	243	16
Total transaction revenues with related parties	32,426	25,601
Software Solutions fees from related parties	3,881	3,469
Software Solutions and licensing fees from unrelated parties	2,209	806
Business interruption insurance proceeds from parent	—	12,833
Interest income from related parties	563	740
Total revenues	$39,079	$43,449

Transaction revenues with related parties

For the three months ended June 30, 2003, we earned transaction revenues with related parties of $32.4 million, an increase of 27% as compared to transaction revenues with related parties of $25.6 million for the three months ended June 30, 2002. There were 63 trading days in the three-month period ended June 30, 2003 versus 64 trading days in the same period a year ago. Transaction revenues per trading day increased by $115,000, or 29%, from $400,000 in the three months ended June 30, 2002 to $515,000 in the three months ended June 30, 2003. Total volumes transacted on our system increased by $2,371 billion (approximately $2.4 trillion), or 29%, from $8,072 billion (approximately 8.1 trillion) in the three months ended June 30, 2002 to $10,443 trillion (approximately $10.4 trillion) in the three months ended June 30, 2003. Per trading day, volumes transacted on our system increased 31%. This increase resulted primarily from market conditions in the United States and in Europe, where market fluctuations drove increases in our product volumes and transactions counts. For the three months ended June 30, 2003, 85% of our transaction revenues were generated from fully electronic transactions as compared to 83% for the same period a year ago.

Our revenues are currently highly dependent on transaction volume in the global financial product markets. Accordingly, among other things, equity market volatility, economic and political conditions in the United States of America and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. In addition, a significant amount of our revenues is currently received in connection with our relationship with Cantor. Consequently, our revenues have been negatively affected by the effect of the September 11 Events on Cantor and may continue to be negatively affected in the future if Cantor's business continues to suffer due to the September 11 Events or otherwise.

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended June 30, 2003 were $3.9 million. This compares with Software Solutions fees from related parties for the three months ended June 30, 2002 of $3.5 million, an increase of 11%. This increase resulted from an increase in demand for our support services from Cantor.

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

Software Solutions and licensing fees from unrelated parties for the three months ended June 30, 2003 were $2.2 million as compared to Software Solutions and licensing fees from unrelated parties of $0.8 million for the three months ended June 30, 2002, a 175% increase, due primarily to licensing fees earned from IntercontinentalExchange for use of the Wagner Patent and licensing fees earned as part of the Wagner Patent Settlement Agreement.

Business interruption insurance proceeds from parent

During the three months ended June 30, 2002, we recognized $12.8 million as our portion of the $40.0 million business interruption insurance recovery received by Cantor following the September 11 Events. Such amount was received in August 2002. There was no such revenue in the 2003 period.

Interest income from related parties

For the three months ended June 30, 2003, weighted average interest rates on overnight reverse repurchase agreements were 1.04% as compared to 1.62% for the three months ended June 30, 2002. As a result of the decrease in the average interest rate, partially offset by an increase in average balances between periods, we generated interest income from related parties of $563,000 for the three months ended June 30, 2003 as compared to $740,000 for the three months ended June 30, 2002, a decrease of 24%.

Expenses

	Three Months Ended June 30,
(In thousands)	2003	2002
Compensation and employee benefits	$9,239	$9,316
Occupancy and equipment	7,571	5,792
Professional and consulting fees	863	1,193
Communications and client networks	1,714	1,694
Marketing	408	1,585
Administrative fees to related parties	2,590	2,146
Amortization of business partner and non-employee securities	362	406
Other	2,830	1,512
Total expenses	$25,577	$23,644

Compensation and employee benefits

At June 30, 2003, we had 332 employees, which was an increase from the 294 employees we had at June 30, 2002. However, prior to the September 11 Events, we had 492 employees. For the three months ended June 30, 2003, our compensation costs were $9.2 million as compared to compensation costs of $9.3 million for the three months ended June 30, 2002. This $0.1 million decrease, or 1%, in compensation costs despite an increase in the number of employees resulted mainly from an increase in the percentage of time spent by certain employees on software application development. The costs associated with such development are capitalized and amortized over the associated application's estimated useful life of three years.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and in London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees. We expect that our future compensation costs will increase depending, in part, upon a variety of factors, including our incremental revenue growth.

Occupancy and equipment

Occupancy and equipment costs were $7.6 million for the three months ended June 30, 2003, a $1.8 million increase, or 31%, as compared to occupancy and equipment costs of $5.8 million for the three months ended June 30, 2002. The increase was primarily caused by the occupancy and build-out of our temporary corporate headquarters in New York City, where we moved in the second quarter of 2002.

Occupancy expenditures primarily consist of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. We moved into our temporary corporate headquarters in New York City during the second quarter of 2002. The lease for our temporary headquarters will expire in February 2004, and at this time management is evaluating various location alternatives. Starting in the fourth quarter of 2003, we expect to incur significant costs in relation to the replacement of fixed assets lost as a result of the September 11 Events when we build our permanent infrastructure and move into our new headquarters. We are entitled to up to approximately $20.0 million of insurance proceeds in settlement for property damage as replacement assets are purchased in the future.

Professional and consulting fees

Professional and consulting fees were $0.9 million for the three months ended June 30, 2003 as compared to $1.2 million for the three months ended June 30, 2002, a decrease of 25%, primarily due to a decrease in legal and contract employee personnel costs.

Communications and client networks

Communications costs were $1.7 million for both the three months ended June 30, 2003 and the three months ended June 30, 2002. Cost controls resulted in reductions in communications rates and usage charges, which were offset by additional client network charges as we continued to add new clients.

Communications costs include the costs of local and wide area network infrastructure, the cost of establishing the network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will continue to increase in the near future as we continue to connect additional customers to our network.

Marketing

We incurred marketing expenses of $0.4 million for the three months ended June 30, 2003 as compared to marketing expenses during the three months ended June 30, 2002 of $1.6 million, a decrease of 75%, resulting from a planned reduction in marketing costs. Marketing expenses in the second quarter of 2002 were higher primarily as the result of the development of a major advertising campaign.

Administrative fees to related parties

Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services. Administrative fees to related parties amounted to $2.6 million for the three months ended June 30, 2003, a 24% increase over the $2.1 million of such fees for the three months ended June 30, 2002. Overall, administrative fees decreased in the months following the September 11 Events as compared to the months prior to the September 11 Events. We do not expect a significant change in the level of future administrative fees to related parties in the third and fourth quarters of 2003.

Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor's administrative services that are utilized by us. Administrative fees to related parties are therefore partially correlated to our business growth.

Amortization of business partner and non-employee securities

We enter into strategic alliances with other industry participants in order to expand our business and to enter into new marketplaces. As part of these strategic alliances, we have issued warrants and convertible preferred stock. In addition, we have granted stock options to certain non-employees. These securities do not require cash outlays and do not represent a use of our assets. The expense related to these issuances is based on the value of the securities being issued and the structure of the transaction. Generally, this expense is amortized over the term of the related agreement.

Charges in relation to the amortization of such securities were approximately $0.4 million for both the three months ended June 30, 2003 and the three months ended June 30, 2002. The amortization of the value of warrants issued under an agreement executed with a business partner in August 2002 was offset by a reversal of amortization recorded during the three-month ended June 30, 2003 with regards to certain other warrants, which will not be issued as the business partner did not fulfill its obligations under the related agreement. We believe period-to-period comparisons are not meaningful, as these transactions do not recur on a regular basis. Note 5 of our condensed consolidated financial statements in this Report on

Form 10-Q contains further details regarding the amortization of business partner and non-employee securities.

Other expenses

Other expenses consist primarily of amortization of intangible assets, business-related insurance expense, recruitment fees, travel, and promotional and entertainment expenditures. For the three months ended June 30, 2003, other expenses were $2.8 million, an increase of 87% as compared to other expenses of $1.5 million for the three months ended June 30, 2002, principally due to increases in business-related insurance costs and an increase in the amortization of intangible assets as we continue to devote significant resources to the establishment, perfection and defense of our intellectual property portfolio. Other expenses are expected to increase primarily due to an increase in the amortization of capitalized fees associated with the establishment, perfection and defense of our patents.

Income Taxes

As of March 31, 2003, we had utilized our net operating loss carryforwards. During the three months ended June 30, 2003, we recorded an income tax provision of $5.4 million corresponding to a 40.0% consolidated effective tax rate. During the same period a year earlier, income taxes were minimal due to the benefit of our net operating loss carryforwards. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations
For the Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Highlights

Basic earnings per share for the six months ended June 30, 2003 and 2002 were $0.32 and $0.46, respectively. Diluted earnings per share decreased $0.14 from $0.45 to $0.31. During the six months ended June 30, 2002, we recognized a $12.8 million gain, or approximately $0.23 per diluted share, relating to business interruption insurance proceeds following the September 11 Events. During the six months ended June 30, 2003, we recorded an income tax provision of $5.3 million, or approximately $0.09 per diluted share, corresponding to a 40.0% consolidated effective tax rate adjusted to reflect our recognition of a $4.0 million benefit from net operating loss carryforwards in the first quarter of 2003. For the same period a year earlier, income taxes were minimal due to the benefit of our net operating loss carryforwards.

For the six months ended June 30, 2003, transaction revenues from related parties amounted to $60.1 million, an increase of 16% as compared to transaction revenues with related parties of $51.8 million for the same period a year ago. Volumes transacted on our system per trading day increased 23%. For the six months ended June 30, 2003, 83% of our transaction revenues were generated from fully electronic transactions.

Revenues

	Six Months Ended June 30,
(In thousands)	2003	2002
Transaction revenues with related parties:
Fully electronic transactions	$50,048	$42,826
Voice-assisted brokerage transactions	9,806	8,830
Screen-assisted open outcry transactions	292	123
Total transaction revenues with related parties	60,146	51,779
Software Solutions fees from related parties	7,530	6,324
Software Solutions and licensing fees from unrelated parties	4,341	1,104
Business interruption insurance proceeds from parent	—	12,833
Interest income from related parties	1,105	1,442
Total revenues	$73,122	$73,482

Transaction revenues with related parties

For the six months ended June 30, 2003, we earned transaction revenues with related parties of $60.1 million, an increase of 16% as compared to transaction revenues with related parties of $51.8 million for the six months ended June 30, 2002. There were 124 trading days in both the six-month period ended June 30, 2003 and the same period a year ago. Transaction revenues per trading day increased by $67,000, or 16%, from $418,000 in the six months ended June 30, 2002 to $485,000 in the six months ended June 30, 2003. Volumes transacted on our system increased by $3,729 billion (approximately $3.7 trillion), or 23%, from $16,083 billion (approximately $16.1 trillion) in the six months ended June 30, 2002 to $19,812 billion (approximately $19.8 trillion) in the six months ended June 30, 2003. This increase resulted primarily from market conditions in the United States and in Europe, where market fluctuations drove increases in our product volumes and transactions counts. For both the six months ended June 30, 2003 and the six months ended June 30, 2002, 83% of our transaction revenues were generated from fully electronic transactions.

Software Solutions fees from related parties

Software Solutions fees from related parties for the six months ended June 30, 2003 were $7.5 million. This compares with Software Solutions fees from related parties for the six months ended June 30, 2002 of $6.3 million, an increase of 19%. This increase resulted from an increase in demand for our support services from Cantor.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the six months ended June 30, 2003 were $4.3 million as compared to Software Solutions and licensing fees from unrelated parties of $1.1 million for the six months ended June 30, 2002, a four-fold increase, due primarily to licensing fees earned from IntercontinentalExchange for use of the Wagner Patent and licensing fees earned as part of the Wagner Patent Settlement Agreement.

Business interruption insurance proceeds from parent

During the six months ended June 30, 2002, we recognized $12.8 million as our portion of the $40.0 million business interruption insurance recovery received by Cantor following the September 11 Events. Such amount was received in August 2002. There was no such revenue in the 2003 period.

Interest income from related parties

For the six months ended June 30, 2003, weighted average interest rates on overnight reverse repurchase agreements were 1.04% as compared to 1.65% for the six months ended June 30, 2002. As a result of the decrease in the average interest rate, partially offset by an increase in average balances between periods, we generated interest income from related parties of $1.1 million for the six months ended June 30, 2003 as compared to $1.4 million for the six months ended June 30, 2002, a decrease of 21%.

Expenses

	Six Months Ended June 30,
(In thousands)	2003	2002
Compensation and employee benefits	$18,083	$18,635
Occupancy and equipment	14,748	11,710
Professional and consulting fees	1,974	3,115
Communications and client networks	3,309	3,051
Marketing	742	3,234
Administrative fees to related parties	5,168	4,287
Amortization of business partner and non-employee securities	1,067	813
Other	5,149	2,861
Total expenses	$50,240	$47,706

Compensation and employee benefits

At June 30, 2003, we had 332 employees, which was an increase from the 294 employees we had at June 30, 2002. However, prior to the September 11 Events, we had 492 employees. For the six months ended June 30, 2003, our compensation costs were $18.1 million as compared to compensation costs of $18.6 million for the six months ended June 30, 2002. This $0.5 million decrease, or 3%, in compensation costs despite an increase in the number of employees resulted mainly from an increase in the percentage of time spent by certain employees on software application development. The costs associated with such development are capitalized and amortized over the associated application's estimated useful life of three years.

Occupancy and equipment

Occupancy and equipment costs were $14.7 million for the six months ended June 30, 2003, a $3.0 million increase, or 26%, as compared to occupancy and equipment costs of $11.7 million for the six months ended June 30, 2002. The increase was primarily caused by the occupancy and build-out of our temporary corporate headquarters in New York City, where we moved in the second quarter of 2002.

Professional and consulting fees

Professional and consulting fees were $2.0 million for the six months ended June 30, 2003 as compared to $3.1 million for the six months ended June 30, 2002, a decrease of 35%, primarily due to a decrease in legal and contract employee personnel costs.

Communications and client networks

Communications costs were $3.3 million for the six months ended June 30, 2003 as compared to $3.1 million for the six months ended June 30, 2002, a $0.2 million or 7% increase. Cost controls resulted in reductions in communications rates and usage charges, which were more than offset by additional client networks charges as we continued to add new clients.

Marketing

We incurred marketing expenses of $0.7 million for the six months ended June 30, 2003 as compared to marketing expenses during the six months ended June 30, 2002 of $3.2 million, a $2.5 million decrease, resulting from a planned reduction in marketing costs. Marketing expenses in the first six months of 2002 were higher primarily as the result of the development of a major advertising campaign.

Administrative fees to related parties

Administrative fees to related parties amounted to $5.2 million for the six months ended June 30, 2003, a 21% increase over the $4.3 million of such fees for the six months ended June 30, 2002. Overall, administrative fees decreased in the months following the September 11 Events as compared to the months prior to the September 11 Events. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor's administrative services that are utilized by us. Administrative fees to related parties are therefore partially correlated to our business growth.

Amortization of business partner and non-employee securities

Charges in relation to the amortization of such securities were $1.1 million for the six months ended June 30, 2003, an increase of 38% as compared to charges of $0.8 million for the six months ended June 30, 2002. This increase resulted primarily from the amortization of the value of warrants issued under an agreement executed with a business partner in August 2002, offset by a reversal of amortization recorded during the three-month ended June 30, 2003 with regards to certain other warrants, which will not be issued as the business partner did not fulfill its obligations under the related agreement. We believe period-to-period comparisons are not meaningful, as these transactions do not recur on a regular basis. Note 5 of our condensed consolidated financial statements in this Report on Form 10-Q contains further details regarding the amortization of business partner and non-employee securities.

Other expenses

For the six months ended June 30, 2003, other expenses were $5.1 million, an increase of 76% as compared to other expenses of $2.9 million for the six months ended June 30, 2002, principally due to increases in business-related insurance costs and an increase in the amortization of intangible assets as we continue to devote significant resources to the establishment, perfection and defense of our intellectual property portfolio.

Income Taxes

As of March 31, 2003, we had utilized our net operating loss carryforwards. During the six months ended June 30, 2003, we recorded an income tax provision of $5.3 million corresponding to a 40.0% effective tax rate adjusted to reflect our recognition of a $4.0 million benefit from net operating loss carryforwards in the first quarter of 2003. During the same period a year earlier, income taxes were minimal due to the benefit of our net operating loss carryforwards. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

At June 30, 2003, we had cash and cash equivalents of $198.6 million, an increase of $10.6 million as compared to December 31, 2002. During the six months ended June 30, 2003, we provided cash of $19.8 million from our operating activities, consisting of net income of $17.6 million and working capital management of $2.2 million. We also used net cash of $8.2 million resulting from purchases of fixed assets and intangible assets, capitalization of software development costs, patent registration and defense costs, offset by proceeds from asset sales. In addition, we used $1.9 million to repurchase shares of our Class A common stock and realized $1.0 million from exercises of employee stock options.

Our operating cash flows consist of transaction revenues from related parties and Software Solutions fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income from related parties. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Joint Services Agreement, remits the amount owed to us. In addition, we have entered into similar services agreements with TradeSpark, Freedom, MPLLC and CO2e. Under the Administrative Services Agreement, the Amended and Restated Joint Services Agreement and the services agreements with TradeSpark, Freedom, MPLLC and CO2e, any net receivable or payable is settled at the discretion of the parties.

As of June 30, 2003, we had repurchased 186,399 shares of our Class A common stock for a total of $2.1 million under our repurchase plan. Our Board of Directors has authorized the repurchase of up to an additional $40.0 million of our outstanding Class A common stock.

We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure, personnel and our anticipated move into new headquarters. Our property and casualty insurance coverage may mitigate our capital expenditures for the near term. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, which applies immediately to variable interest entities (such as trusts, limited partnerships and limited liability companies) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 requires the identification of variable interest entities and the assessment of interests in a variable interest entity to decide whether to consolidate that entity. Variable interest entities are identified by reviewing our equity investments at risk, our ability to make decisions about an entity's activities and the obligation to absorb an entity's losses or right to receive expected residual results. The adoption of Interpretation No. 46 on July 1, 2003 did not have a material effect on our results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on our results of operations, financial position or cash flows.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2003, we had invested $195.1 million of our cash in securities purchased under reverse repurchase agreements, which are fully collateralized by U.S. Government securities held in a custodial account at JP Morgan Chase. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. We generally do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our cash in a manner that provides us with the appropriate level of liquidity.

ITEM 4.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)    Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.    Legal Proceedings

On June 30, 2003, we, together with Cantor Fitzgerald, L.P. and CFPH, L.L.C., filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent ICAP, PLC, Garban, LLC, its technology provider OM Technology and its parent company, OM AB (collectively, "BrokerTec") in the United States District Court for the District of Delaware (the "Court"). The suit centers on BrokerTec's infringement of U.S. Patent No. 6,560,580 issued on May 6, 2003, which expires in December 2016, with respect to which we are the exclusive licensee. The patent protects some of our proprietary systems and methods of electronic trading. The parties have asked the Court, among other things, to preliminary enjoin BrokerTec from continuing its infringement during the pendency of the lawsuit, for a permanent injunction and for damages. The parties are engaged in discovery and a hearing is scheduled for October 2003.

ITEM 2.    Changes in Securities and Use of Proceeds

The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and Cantor Fitzgerald Securities, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. Of the $139.6 million raised, approximately $8.9 million has been used to fund investments in various entities, approximately $68.0 million has been used to acquire fixed assets and to pay for the development of capitalized software, approximately $25.3 million has been used to purchase intangible assets and pay for the defense of patents, $2.1 million has been used to repurchase shares of Class A common stock, and approximately $8.0 million has been used for other working capital purposes. The remaining $27.3 million has been invested in reverse repurchase agreements, which are fully collateralized by U.S. Government Securities held in a custodial account at a third-party bank.

Of the amount of proceeds spent through June 30, 2003, approximately $32.3 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

ITEM 5.    Other Information

Our Audit Committee approved all of the non-audit services performed by Deloitte & Touche LLP, our independent auditors, during the period covered by this Report on Form 10-Q.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

Exhibit No.	Description
10.25	Warrant Agreement, dated as of August 1, 2002, between eSpeed, Inc. and Deutsche Bank AG
10.26	Amended and Restated Joint Services Agreement, dated as of May 12, 2003
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K.

We filed a Current Report on Form 8-K on May 13, 2003 under Item 7. "Financial Statements and Exhibits" and "Item 9. Information Provided under Item 12 (Disclosure of Results of Operations and Financial Condition)", in which we announced our preliminary operating statistics for the quarter ended March 31, 2003.

We filed a Current Report on Form 8-K on August 12, 2003 under Item 7. "Financial Statements and Exhibits" and "Item 12. Results of Operations and Financial Condition" of Form 8-K, in which we announced our preliminary operating statistics for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc. (Registrant)
/s/ Howard W. Lutnick
Howard W. Lutnick Chairman, Chief Executive Officer and President
/s/ Jeffrey M. Chertoff
Jeffrey M. Chertoff Senior Vice President and Chief Financial Officer

Date:   August 14, 2003

EXHIBIT INDEX

Exhibit No.	Description
10.25	Warrant Agreement, dated as of August 1, 2002, between eSpeed, Inc. and Deutsche Bank AG
10.26	Amended and Restated Joint Services Agreement, dated as of May 12, 2003
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002