Form 10-Q
period 2003-09-30
ESPEED INC
filed 2003-11-13
CIK 1094831

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes              No

As of November 10, 2003, the registrant had 30,322,624 shares of Class A common stock, $0.01 par value, and 25,362,809 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries
Quarterly report on Form 10-Q

TABLE OF CONTENTS

PART I. — FINANCIAL INFORMATION

Page
ITEM 1. Financial Statements
Condensed Consolidated Statements of Financial Condition:
September 30, 2003 (unaudited) and December 31, 2002	1
Condensed Consolidated Statements of Income (unaudited):
Three Months Ended September 30, 2003 and September 30, 2002	2
Condensed Consolidated Statements of Income (unaudited):
Nine Months Ended September 30, 2003 and September 30, 2002	3
Condensed Consolidated Statements of Cash Flows (unaudited):
Nine Months Ended September 30, 2003 and September 30, 2002	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	23
ITEM 4. Controls and Procedures	23
PART II. — OTHER INFORMATION
ITEM 1. Legal Proceedings	23
ITEM 2. Changes in Securities and Use of Proceeds	23
ITEM 4. Submission of Matters to a Vote of Security Holders	24
ITEM 5. Other Information	24
ITEM 6. Exhibits and Reports on Form 8-K	25
Signatures
Exhibit Index

PART I. — FINANCIAL INFORMATION
ITEM 1.    Financial Statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$216,985	$187,999
Fixed assets, net	28,563	26,383
Investments	11,476	11,175
Intangible assets, net	19,288	19,528
Receivable from related parties	2,467	5,266
Other assets	6,776	2,360
Total assets	$285,555	$252,711
Liabilities and Stockholders' Equity
Liabilities:
Payable to related parties	$3,546	$18,857
Accounts payable and accrued liabilities	26,889	15,399
Total liabilities	30,435	34,256
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 8,000,750 shares issued and outstanding	80	80
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 30,276,299 and 29,783,682 shares issued	303	298
Class B common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,362,809 and 25,388,814 shares issued and outstanding	254	254
Additional paid-in capital	280,040	270,656
Unamortized expense of business partner and non-employee securities	(1,643)	(3,252)
Treasury stock, at cost; 186,399 and 24,600 shares of Class A common stock	(2,094)	(222)
Accumulated deficit	(21,820)	(49,359)
Total stockholders' equity	255,120	218,455
Total liabilities and stockholders' equity	$285,555	$252,711

See notes to condensed consolidated financial statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2003	2002
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$32,300	$22,783
Voice-assisted brokerage transactions	5,153	4,649
Screen-assisted open outcry transactions	128	11
Total transaction revenues with related parties	37,581	27,443
Software Solutions fees from related parties	3,821	3,423
Software Solutions and licensing fees from unrelated parties	2,321	1,333
Interest income	547	780
Total revenues	44,270	32,979
Expenses:
Compensation and employee benefits	9,790	9,113
Occupancy and equipment	8,191	6,338
Professional and consulting fees	953	1,149
Communications and client networks	1,715	1,465
Marketing	373	1,281
Administrative fees to related parties	2,579	2,292
Amortization of business partner and non-employee securities	648	541
Other	3,706	3,012
Total expenses	27,955	25,191
Income before income tax provision	16,315	7,788
Income tax provision	6,353	123
Net income	$9,962	$7,665
Earnings per share:
Basic	$0.18	$0.14
Diluted	$0.17	$0.14
Basic weighted average shares of common stock outstanding	55,291	54,980
Diluted weighted average shares of common stock outstanding	57,730	56,499

See notes to condensed consolidated financial statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data)

	Nine Months Ended September 30,
	2003	2002
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$82,348	$65,609
Voice-assisted brokerage transactions	14,959	13,479
Screen-assisted open outcry transactions	420	134
Total transaction revenues with related parties	97,727	79,222
Software Solutions fees from related parties	11,351	9,747
Software Solutions and licensing fees from unrelated parties	6,662	2,437
Business interruption insurance proceeds from parent	—	12,833
Interest income	1,652	2,222
Total revenues	117,392	106,461
Expenses:
Compensation and employee benefits	27,873	27,748
Occupancy and equipment	22,939	18,048
Professional and consulting fees	2,927	4,264
Communications and client networks	5,024	4,516
Marketing	1,115	4,515
Administrative fees to related parties	7,747	6,579
Amortization of business partner and non-employee securities	1,715	1,354
Other	8,855	5,873
Total expenses	78,195	72,897
Income before income tax provision	39,197	33,564
Income tax provision	11,658	351
Net income	$27,539	$33,213
Earnings per share:
Basic	$0.50	$0.60
Diluted	$0.48	$0.59
Basic weighted average shares of common stock outstanding	55,205	54,979
Diluted weighted average shares of common stock outstanding	57,171	56,683

See notes to condensed consolidated financial statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$27,539	$33,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,044	10,037
Amortization of business partner and non-employee securities	1,715	1,354
Equity in net loss of certain unconsolidated investments	80	202
Deferred income tax expense	3,481	—
Tax benefit from employee stock option exercises	3,110	—
Issuance of securities under employee benefit plan	160	55
Changes in operating assets and liabilities:
Receivable from related parties	2,800	1,694
Other assets	(730)	359
Payable to related parties	(15,311)	(864)
Accounts payable and accrued liabilities	7,884	10,907
Net cash provided by operating activities	43,772	56,957
Cash flows from investing activities:
Purchase of fixed assets	(4,471)	(6,400)
Sale of fixed assets	2,752	—
Capitalization of software development costs	(9,596)	(5,963)
Capitalization of patents and related legal costs	(3,671)	(10,231)
Net cash used in investing activities	(14,986)	(22,594)
Cash flows from financing activities:
Repurchase of Class A common stock	(1,872)	—
Proceeds from exercises of stock options	6,137	32
Receivable from broker on exercises of stock options	(4,065)	—
Net cash provided by financing activities	200	32
Net increase in cash and cash equivalents	28,986	34,395
Cash and cash equivalents, beginning of period	187,999	159,899
Cash and cash equivalents, end of period	$216,985	$194,294
Supplemental cash flow information:
Income taxes paid	$3,360	$—

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

The Company is a subsidiary of Cantor Fitzgerald Securities ("CFS"), which in turn is a 99.5% owned subsidiary of Cantor Fitzgerald, L.P. ("CFLP" or, together with its subsidiaries, "Cantor"). eSpeed commenced operations on March 10, 1999 as a division of CFS. eSpeed is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering.

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

2.    Fixed Assets

Fixed assets consisted of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Computer and communication equipment	$16,030	$20,050
Software, including software development costs	38,108	27,659
Leasehold improvements and other fixed assets	2,544	1,128
	56,682	48,837
Less accumulated depreciation & amortization	(28,119)	(22,454)
Fixed assets, net	$28,563	$26,383

In February 2003, the Company sold to Cantor fixed assets with a net book value of approximately $2.5 million pursuant to a sale-leaseback agreement. The Company retains use of the assets in exchange for a $95,000 monthly charge under the Administrative Services Agreement (see Note 6, Related Party Transactions).

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualifying computer software costs incurred during the application development stage. During the nine months ended September 30,

2003 and 2002, software development costs totaling $9.6 million and $6.0 million were capitalized, respectively. For the same periods, the Company's condensed consolidated statements of income included $5.5 million and $3.9 million, respectively, in relation to the amortization of software development costs.

3.    Intangible Assets

Intangible assets consisted of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Patents, including capitalized legal costs	$27,014	$23,343
Less accumulated amortization	(7,726)	(3,815)
Intangible assets, net	$19,288	$19,528

As of September 30, 2003 and December 31, 2002, intangible assets included the Lawrence patent and the Wagner patent, as well as capitalized costs incurred to establish, perfect and protect the Company's rights under the patents. In addition, in May 2003, Cantor obtained a patent for an Automated Auction Control Processor in relation to certain automated trading systems and methods. The Company is the exclusive licensee of this patent.

Intangible assets are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method. During the nine months ended September 30, 2003 and 2002, the Company recorded amortization expense of $3.9 million and $2.4 million, respectively, for these intangible assets. The estimated aggregate amortization expense for each of the next five fiscal years is as follows: $5.5 million in 2004, $5.5 million in 2005, $5.0 million in 2006, $0.8 million in 2007 and $0.2 million in 2008.

4.    Income Taxes

The provision for income taxes consisted of the following:

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Current
Federal	$6,768	$—
State and Local	1,409	351
	8,177	351
Deferred	3,481	—
Provision for income taxes	$11,658	$351

As of March 31, 2003, the Company had net operating loss carryforwards ("NOL") for income tax purposes of $7.1 million. Effective April 1, 2003, the Company started recording income taxes at an effective tax rate of approximately 39.4% and utilized the $2.8 million tax benefit of such NOL.

At September 30, 2003, the valuation allowance against deferred tax assets of $11.7 million primarily related to non-deductible warrant expenses where it appears more likely than not that such item will not be realized in the future.

Additionally, tax benefits associated with employee stock option exercises served to reduce taxes currently payable by $3.1 million as of September 30, 2003. A corresponding amount was credited to additional paid-in capital.

5.    Business Partner and Non-Employee Securities

The amortization expense for the issuance of business partner and non-employee securities was as follows:

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Freedom warrants	$897	$897
Deutsche Bank warrants	(178)	321
UBS warrants	896	136
Non-employee stock options	100	—
	$1,715	$1,354

There were no new business partner transactions executed during the nine months ended September 30, 2003.

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

In connection with an agreement between eSpeed, certain Cantor entities and certain UBS entities, the Company previously issued to UBS USA, Inc. a warrant to purchase 300,000 shares of its Class A common stock. The warrant has a term of ten years from August 21, 2002 and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and nonforfeitable, and is exercisable nine years and six months after issuance, subject to acceleration upon the satisfaction by UBS of certain commitment conditions. On August 21, 2002, the Company recorded additional paid in capital and unamortized expense of business partner securities of $2.2 million, representing the fair value of the warrants.

Effective October 1, 2003, the UBS agreement was amended to revise the list of products for which UBS provides prices and improve the spreads, provide for commission incentives and extend the term of the agreement until July 31, 2005. In connection with the amendment, the Company agreed to accelerate the exercisability of warrants to purchase 125,000 shares of its Class A common stock, of which warrants to purchase 75,000 shares of Class A common stock were exercised by UBS on October 23, 2003. In addition, pursuant to the amended agreement, the Company may accelerate the exercisability of warrants to purchase 25,000 shares of its Class A common stock at the end of each of the seven quarters in the period from November 1, 2003 though July 31, 2005, upon the satisfaction by UBS of certain commitment conditions. On October 1, 2003, the unamortized expense of such business partner securities was approximately $0.9 million, which the Company will amortize on a straight-line basis until July 31, 2005.

6.    Related Party Transactions

Cash and cash equivalents at September 30, 2003 and December 31, 2002 included $150.1 million and $186.7 million, respectively, of reverse repurchase agreements with related parties. All of the Company's reverse repurchase agreements are transacted on an overnight basis with Cantor. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are held under a custodial arrangement with a third party bank and are not permitted to be resold or repledged. The fair value of such collateral at September 30, 2003 and December 31, 2002 totaled $156.4 million and $189.6 million, respectively.

Investments in TradeSpark, L.P. ("Tradespark") and the limited partnership (the "LP") that invested in Freedom International Brokerage ("Freedom") are accounted for using the equity method. The carrying value of such related party investments was $7.6 million and $7.7 million at September 30, 2003 and December 31, 2002, respectively, and is included in investments in the condensed consolidated statements of financial condition. For the nine months ended September 30, 2003, the Company's share of the net losses of the LP and TradeSpark was approximately $80,000 in the aggregate.

Under the Joint Services Agreement between the Company and Cantor and joint services agreements between the Company and TradeSpark, Freedom, Municipal Partners, LLC ("MPLLC") and CO2e, the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom, MPLLC or CO2e provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, if a transaction is fully electronic, the Company receives 65% of the aggregate transaction revenues and TradeSpark or Freedom receives 35% of the transaction revenues. If TradeSpark or Freedom provides voice-assisted brokerage services with respect to a transaction, the Company receives 35% of the revenues and TradeSpark or Freedom receives 65% of the revenues. The Company and MPLLC each receive 50% of the fully electronic revenues related to municipal bonds. The Company's agreement with CO2e provides that it receives 50% of CO2e's fully electronic revenues and 15% of CO2e's voice-assisted and open outcry revenues until December 2003, and 20% of voice-assisted and open outcry revenues thereafter. In addition, the Company receives 25% of the net revenues from Cantor's gaming businesses.

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

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term, which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the nine-month periods ended September 30, 2003 and 2002 totaling $7.7 million and $6.6 million, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are not the result of arm's-length negotiations because Cantor controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

As a result of the terrorist attacks of September 11, 2001, the Company's offices in the World Trade Center were destroyed and the Company lost 180 of our employees, including many members of senior management (the "September 11 Events"). During the nine months ended September 30, 2003, CFLP received $21,045,000 of insurance proceeds in settlement for property damage related to the September 11 Events. Under the Administrative Services Agreement, eSpeed is entitled to up to approximately $20,000,000 of such amount as replacement assets are purchased in the future. Starting in the fourth quarter of 2003, the Company expects to incur significant costs in relation to the replacement of fixed assets lost on September 11, 2001 when they build their permanent infrastructure and move into their new headquarters in 2004.

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. As of September 30, 2003, receivables from Tradespark, Freedom and MPLLC amounted to approximately $0.5 million in the aggregate, and are included in receivable from related parties in the condensed consolidated statement of financial condition.

7.    Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended September 30,
	2003	2002
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	$9,962	$7,665
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	55,291	54,980
Dilutive effect of:
Stock options	2,298	1,507
Business partner securities	141	12
Weighted average shares used in diluted computation	57,730	56,499
Earnings per share:
Basic	$0.18	$0.14
Diluted	$0.17	$0.14

	Nine Months Ended September 30,
	2003	2002
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	$27,539	$33,213
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	55,205	54,979
Dilutive effect of:
Stock options	1,853	1,664
Business partner securities	113	40
Weighted average shares used in diluted computation	57,171	56,683
Earnings per share:
Basic	$0.50	$0.60
Diluted	$0.48	$0.59

Effective April 1, 2003, the Company started recording income taxes (see Note 4, Income Taxes). During the 2002 periods, income taxes were minimal due to the benefit of net operating loss carryforwards. As a result, in applying the treasury stock method for the three and nine-month periods ended September 30, 2003, the assumed proceeds of stock option exercises were computed as the sum of (i) the amount the employees paid on exercise and (ii) the amount of tax benefits associated with employee stock options exercised that were credited to additional paid-in capital. Prior to April 1, 2003, the Company excluded such tax benefits in assumed proceeds of stock option exercises, thereby increasing the dilutive effect of securities accordingly.

At September 30, 2003 and 2002, approximately 15.0 million and 14.1 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

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

	Three Months Ended September 30,
	2003	2002
	(In thousands, except per share data)
Net income, as reported	$9,962	$7,665
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $1,576 and $0 of taxes for the three months ended September 30, 2003 and 2002, respectively	(2,471)	(4,266)
Net income, pro forma	$7,491	$3,399
Earnings per share:
Basic – as reported	$0.18	$0.14
Basic – pro forma	$0.14	$0.06
Diluted – as reported	$0.17	$0.14
Diluted – pro forma	$0.13	$0.06

	Nine Months Ended September 30,
	2003	2002
	(In thousands, except per share data)
Net income, as reported	$27,539	$33,213
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $3,575 and $0 of taxes for the nine months ended September 30, 2003 and 2002, respectively	(8,446)	(12,615)
Net income, pro forma	$19,093	$20,598
Earnings per share:
Basic – as reported	$0.50	$0.60
Basic – pro forma	$0.35	$0.37
Diluted – as reported	$0.48	$0.59
Diluted – pro forma	$0.33	$0.36

Effective April 1, 2003, the Company started recording income taxes (see Note 4, Income Taxes). During the 2002 periods, income taxes were minimal due to the benefit of net operating loss carryforwards. The Company applied these effective tax rates in computing the above pro forma information for the respective periods.

9.    Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At September 30, 2003, eSpeed Government Securities, Inc.'s liquid capital of $64,490,917 was in excess of minimum requirements by $64,465,917.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2003, eSpeed Securities, Inc. had net capital of $94,056,972, which was $91,863,110 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .35 to 1.

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

	Three Months Ended September 30,
(In thousands)	2003	2002
Transaction revenues:
Europe	$7,324	$6,841
Asia	436	695
Total Non-Americas	7,760	7,536
Americas	29,821	19,907
Total	$37,581	$27,443

	Nine Months Ended September 30,
(In thousands)	2003	2002
Transaction revenues:
Europe	$21,214	$18,402
Asia	1,638	2,037
Total Non-Americas	22,852	20,439
Americas	74,875	58,783
Total	$97,727	$79,222

	September 30,
(In thousands)	2003	2002
Average long-lived assets:
Europe	$3,662	$5,754
Asia	301	390
Total Non-Americas	3,963	6,144
Americas	23,337	17,065
Total	$27,300	$23,209

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

Overview

We were incorporated on June 3, 1999 as a Delaware corporation. Prior to our initial public offering, we were a wholly-owned subsidiary of, and we conducted our operations as a division of, Cantor Fitzgerald Securities, which in turn is a 99.5%-owned subsidiary of Cantor Fitzgerald, L.P. (collectively with its affiliates, "Cantor"). We commenced operations as a division of Cantor on March 10, 1999, the date the first fully electronic transaction using our eSpeed® system was executed. Cantor has been developing systems to promote fully electronic marketplaces since the early 1990s. Since January 1996, Cantor has used our eSpeed® system internally to conduct electronic trading.

Concurrent with our initial public offering in December 1999, Cantor contributed to us, and we acquired from Cantor, certain of our assets. These assets primarily consist of proprietary software, network distribution systems, technologies and other related contractual rights that comprise our eSpeed® system.

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

We continue to pursue our strategy to expand our client base and expand the number and types of products that our clients can trade electronically on our system. Other than Cantor, no client of ours accounted for more than 10% of our revenues from our date of inception through September 30, 2003.

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

Results of Operations

For the Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Highlights

Diluted earnings per share for the three months ended September 30, 2003 and 2002 were $0.17 and $0.14, respectively. During the three months ended September 30, 2003, we recorded an income tax provision of $6.4 million, or approximately $0.11 per diluted share, corresponding to a 38.9% consolidated effective tax rate. For the same period a year earlier, income taxes were minimal due to the benefit of our net operating loss carryforwards.

For the three months ended September 30, 2003, transaction revenues with related parties amounted to $37.6 million, an increase of 37% as compared to transaction revenues with related parties of $27.4 million for the same period a year ago. Volumes transacted on our system per trading day increased approximately 28%. For the three months ended September 30, 2003, 86% of our transaction revenues were generated from fully electronic transactions.

Revenues

	Three Months Ended September 30,
(In thousands)	2003	2002
Transaction revenues with related parties
Fully electronic transactions	$32,300	$22,783
Voice-assisted brokerage transactions	5,153	4,649
Screen-assisted open outcry transactions	128	11
Total transaction revenues with related parties	37,581	27,443
Software Solutions fees from related parties	3,821	3,423
Software Solutions and licensing fees from unrelated parties	2,321	1,333
Interest income	547	780
Total revenues	$44,270	$32,979

Transaction revenues with related parties

For the three months ended September 30, 2003, we earned transaction revenues with related parties of $37.6 million, an increase of 37% as compared to transaction revenues with related parties of $27.4 million for the three months ended September 30, 2002. There were 64 trading days in both the three-month period ended September 30, 2003 and the same period a year ago. Transaction revenues per trading day increased by $158,000, or 37%, from $429,000 for the three months ended September 30, 2002 to $587,000 for the three months ended September 30, 2003. Total volumes transacted on our system increased by $2,752 billion (approximately $2.7 trillion), or 28%, from $9,683 billion (approximately 9.7 trillion) for the three months ended September 30, 2002 to $12,435 billion (approximately $12.4 trillion) for the three months ended September 30, 2003. Per trading day, volumes transacted on our system increased 28%. This increase resulted primarily from favorable market conditions in the United States of America, where market fluctuations drove increases in our product volumes and transactions counts, as well as continued adoption of our new software enhancements. For the three months ended September 30, 2003, 86% of our transaction revenues were generated from fully electronic transactions as compared to 83% for the same period a year ago.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended September 30, 2003 were $3.8 million. This compares with Software Solutions fees from related parties for the three months ended September 30, 2002 of $3.4 million, an increase of 12%. This increase resulted from an increase in demand for our support services from Cantor.

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

Software Solutions and licensing fees from unrelated parties for the three months ended September 30, 2003 were $2.3 million as compared to Software Solutions and licensing fees from unrelated parties of $1.3 million for the three months ended September 30, 2002, a 77% increase, due primarily to licensing fees earned from IntercontinentalExchange for use of the Wagner Patent and licensing fees earned as part of the Wagner Patent Settlement Agreement.

Interest income

For the three months ended September 30, 2003, the blended weighted average interest rate on overnight reverse repurchase agreements and tax-free municipal bonds was 0.95% as compared to a 1.6% weighted average interest rate on overnight reverse repurchase agreements for the three months ended September 30, 2002. As a result of the decrease in the average interest rate, partially offset by an increase in average balances between periods, we generated interest income of $547,000 for the three months ended September 30, 2003 as compared to $780,000 for the three months ended September 30, 2002, a decrease of 30%.

Expenses

	Three Months Ended September 30,
(In thousands)	2003	2002
Compensation and employee benefits	$9,790	$9,113
Occupancy and equipment	8,191	6,338
Professional and consulting fees	953	1,149
Communications and client networks	1,715	1,465
Marketing	373	1,281
Administrative fees to related parties	2,579	2,292
Amortization of business partner and non-employee securities	648	541
Other	3,706	3,012
Total expenses	$27,955	$25,191

Compensation and employee benefits

At September 30, 2003, we had 334 employees, which was an increase from the 317 employees we had at September 30, 2002. However, prior to the September 11 Events, we had 492 employees. For the three months ended September 30, 2003, our compensation costs were $9.8 million as compared to compensation costs of $9.1 million for the three months ended September 30, 2002. This $0.7 million increase, or 8%, resulted mainly from the additional headcount, partially offset by an increase in the percentage of time spent by certain employees on software application development. The costs associated with such development are capitalized and amortized over the associated application's estimated useful life of three years.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and in London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees. We expect that our future compensation costs will increase depending, in part, upon a variety of factors, including our incremental revenue growth.

Occupancy and equipment

Occupancy and equipment costs were $8.2 million for the three months ended September 30, 2003, a $1.9 million increase, or 30%, as compared to occupancy and equipment costs of $6.3 million for the three months ended September 30, 2002. The increase was primarily caused by the build-out of our temporary corporate headquarters in New York City, where we moved in the second quarter of 2002.

Occupancy expenditures primarily consist of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. We moved into our temporary corporate headquarters in New York City during the second quarter of 2002. The lease for our temporary headquarters will expire in February 2004, and, at this time, management is evaluating various location alternatives. Starting in the fourth quarter of 2003, we expect to incur significant costs in relation to the replacement of fixed assets lost as a result of the September 11 Events when we build our permanent infrastructure and move into our new headquarters. We are entitled to up to approximately $20.0 million of insurance proceeds in settlement for property damage as replacement assets are purchased in the future.

Professional and consulting fees

Professional and consulting fees were $1.0 million for the three months ended September 30, 2003 as compared to $1.1 million for the three months ended September 30, 2002, a decrease of 9%, primarily due to decreased reliance on consultants.

Communications and client networks

Communications costs were $1.7 million for the three months ended September 30, 2003 as compared to $1.5 million for the three months ended September 30, 2002, a $0.2 million or 13% increase. Cost controls resulted in reductions in communications rates and usage charges, which were offset by additional client network charges as we processed increased volumes of transactions and continued to add new clients.

Communications costs include the costs of local and wide area network infrastructure, the cost of establishing the network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will continue to increase in the near future as we continue to connect additional customers to our network.

Marketing

We incurred marketing expenses of $0.4 million for the three months ended September 30, 2003 as compared to marketing expenses during the three months ended September 30, 2002 of $1.3 million, a decrease of 69%, resulting from a planned reduction in marketing costs. Marketing expenses in the third quarter of 2002 were higher primarily as the result of the development of a major advertising campaign.

Administrative fees to related parties

Cantor provides various administrative services to us, including accounting, tax, legal and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services. Administrative fees to related parties amounted to $2.6 million for the three months ended September 30, 2003, a 13% increase over the $2.3 million of such fees for the three months ended September 30, 2002.

Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor's administrative services that are utilized by us. Administrative fees to related parties are, therefore, partially correlated to our business growth. We do not expect a significant change in the level of future administrative fees to related parties in the fourth quarter of 2003.

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

Charges in relation to the amortization of such securities were approximately $0.6 million for the three months ended September 30, 2003 as compared to $0.5 million for the three months ended September 30, 2002. This $0.1 million increase resulted primarily from a full quarter of amortization in the 2003 period on warrants that were issued under an agreement executed with a business partner in August 2002. We believe period-to-period comparisons are not meaningful, as these transactions do not recur on a regular basis. Note 5 of our condensed consolidated financial statements in this Report on Form 10-Q contains further details regarding the amortization of business partner and non-employee securities.

Other expenses

Other expenses consist primarily of amortization of intangible assets, business-related insurance expense, recruitment fees, travel, and promotional and entertainment expenditures. For the three months ended September 30, 2003, other expenses were $3.7 million, an increase of 23% as compared to other expenses of $3.0 million for the three months ended September 30, 2002, principally due to increases in business-related insurance costs and an increase in the amortization of intangible assets as we continue to devote significant resources to the establishment, perfection and protection of our intellectual property portfolio. Other expenses are expected to increase primarily due to an increase in the amortization of capitalized fees associated with the establishment, perfection and defense of our patents.

Income Taxes

During the three months ended September 30, 2003, we recorded an income tax provision of $6.4 million corresponding to a 38.9% consolidated effective tax rate. During the same period a year earlier, income taxes were minimal due to the benefit of our net operating loss carryforwards. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations

For the Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Highlights

Diluted earnings per share decreased $0.11 from $0.59 to $0.48. During the nine months ended September 30, 2002, we recognized a $12.8 million gain, or approximately $0.23 per diluted share, relating to business interruption insurance proceeds following the September 11 Events. During the nine months ended September 30, 2003, we recorded an income tax provision of $11.7 million, or approximately $0.20 per diluted share, corresponding to a 39.4% consolidated effective tax rate adjusted to reflect certain benefit from net operating loss carryforwards. For the same period a year earlier, income taxes were minimal due to the benefit of our net operating loss carryforwards.

For the nine months ended September 30, 2003, transaction revenues with related parties amounted to $97.7 million, an increase of 23% as compared to transaction revenues with related parties of $79.2 million for the same period a year ago. Volumes transacted on our system per trading day increased 25%. For the nine months ended September 30, 2003, 84% of our transaction revenues were generated from fully electronic transactions.

Revenues

	Nine Months Ended September 30,
(In thousands)	2003	2002
Transaction revenues with related parties
Fully electronic transactions	$82,348	$65,609
Voice-assisted brokerage transactions	14,959	13,479
Screen-assisted open outcry transactions	420	134
Total transaction revenues with related parties	97,727	79,222
Software Solutions fees from related parties	11,351	9,747
Software Solutions and licensing fees from unrelated parties	6,662	2,437
Business interruption insurance proceeds from parent	—	12,833
Interest income	1,652	2,222
Total revenues	$117,392	$106,461

Transaction revenues with related parties

For the nine months ended September 30, 2003, we earned transaction revenues with related parties of $97.7 million, an increase of 23% as compared to transaction revenues with related parties of $79.2 million for the nine months ended September 30, 2002. There were 188 trading days in both the nine-month period ended September 30, 2003 and the same period a year ago. Transaction revenues per trading day increased by $99,000, or 24%, from $421,000 for the nine months ended September 30, 2002 to $520,000 for the nine months ended September 30, 2003. Volumes transacted on our system increased by $6,483 billion (approximately $6.5 trillion), or 25%, from $25,765 billion (approximately $25.8 trillion) for the nine months ended September 30, 2002 to $32,248 billion (approximately $32.2 trillion) for the nine months ended September 30, 2003. This increase resulted primarily from favorable market conditions in the United States of America and in Europe, where market fluctuations drove increases in our product volumes and transactions counts, as well as continued adoption of our new software enhancements. For the nine months ended September 30, 2003, 84% of our transaction revenues were generated from fully electronic transactions as compared to 83% for the same period a year ago.

Software Solutions fees from related parties

Software Solutions fees from related parties for the nine months ended September 30, 2003 were $11.4 million. This compares with Software Solutions fees from related parties for the nine months ended September 30, 2002 of $9.7 million, an increase of 18%. This increase resulted from an increase in demand for our support services from Cantor.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the nine months ended September 30, 2003 were $6.7 million as compared to Software Solutions and licensing fees from unrelated parties of $2.4 million for the nine months ended September 30, 2002, a three-fold increase, due primarily to licensing fees earned from IntercontinentalExchange for use of the Wagner Patent and licensing fees earned as part of the Wagner Patent Settlement Agreement.

Business interruption insurance proceeds from parent

During the nine months ended September 30, 2002, we recognized $12.8 million as our portion of the $40.0 million business interruption insurance recovery received by Cantor following the September 11 Events. Such amount was received in August 2002. There was no such revenue in the 2003 period.

Interest income

For the nine months ended September 30, 2003, the blended weighted average interest rate on overnight reverse repurchase agreements and tax-free municipal bonds was 1.0% as compared to a 1.6% weighted average interest rate on overnight reverse repurchase agreements for the nine months ended September 30, 2002. As a result of the decrease in the average interest rate, partially offset by an increase in average balances between periods, we generated interest income of $1.7 million for the three months ended September 30, 2003 as compared to $2.2 million for the three months ended September 30, 2002, a decrease of 23%.

Expenses

	Nine Months Ended September 30,
(In thousands)	2003	2002
Compensation and employee benefits	$27,873	$27,748
Occupancy and equipment	22,939	18,048
Professional and consulting fees	2,927	4,264
Communications and client networks	5,024	4,516
Marketing	1,115	4,515
Administrative fees to related parties	7,747	6,579
Amortization of business partner and non-employee securities	1,715	1,354
Other	8,855	5,873
Total expenses	$78,195	$72,897

Compensation and employee benefits

At September 30, 2003, we had 334 employees, which was an increase from the 317 employees we had at September 30, 2002. However, prior to the September 11 Events, we had 492 employees. For the nine months ended September 30, 2003, our compensation costs were $27.9 million as compared to compensation costs of $27.7 million for the six months ended September 30, 2002. This $0.2 million decrease, or 1%, in compensation costs resulted mainly from the additional headcount, more than offset by an increase in the percentage of time spent by certain employees on software application development. The costs associated with such development are capitalized and amortized over the associated application's estimated useful life of three years.

Occupancy and equipment

Occupancy and equipment costs were $22.9 million for the nine months ended September 30, 2003, a $4.9 million increase, or 27%, as compared to occupancy and equipment costs of $18.0 million for the nine months ended September 30, 2002. The increase was primarily caused by the occupancy and build-out of our temporary corporate headquarters in New York City, where we moved in the second quarter of 2002.

Professional and consulting fees

Professional and consulting fees were $2.9 million for the nine months ended September 30, 2003 as compared to $4.3 million for the nine months ended September 30, 2002, a decrease of 33%, primarily due to a decrease in legal and contract employee personnel costs.

Communications and client networks

Communications costs were $5.0 million for the nine months ended September 30, 2003 as compared to $4.5 million for the nine months ended September 30, 2002, a $0.5 million or 11% increase. Cost controls resulted in reductions in communications rates and usage charges, which were more than offset by additional client networks charges as we processed increased volumes of transactions and continued to add new clients.

Marketing

We incurred marketing expenses of $1.1 million for the nine months ended September 30, 2003 as compared to marketing expenses during the nine months ended September 30, 2002 of $4.5 million, a $3.4 million decrease, resulting from a planned reduction in marketing costs. Marketing expenses in the first nine months of 2002 were higher primarily as the result of the development of a major advertising campaign.

Administrative fees to related parties

Administrative fees to related parties amounted to $7.7 million for the nine months ended September 30, 2003, a 17% increase over the $6.6 million of such fees for the nine months ended September 30, 2002.

Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor's administrative services that are utilized by us. Administrative fees to related parties are therefore partially correlated to our business growth.

Amortization of business partner and non-employee securities

Charges in relation to the amortization of such securities were $1.7 million for the nine months ended September 30, 2003, an increase of 21% as compared to charges of $1.4 million for the nine months ended September 30, 2002. This increase resulted primarily from the amortization of the value of warrants issued under an agreement executed with a business partner in August 2002, offset by the termination of another warrant agreement in July 2003, for which amortization was recorded in the 2002 period. We believe period-to-period comparisons are not meaningful, as these transactions do not recur on a regular basis. Note 5 of our condensed consolidated financial statements in this Report on Form 10-Q contains further details regarding the amortization of business partner and non-employee securities.

Other expenses

For the nine months ended September 30, 2003, other expenses were $8.9 million, an increase of 51% as compared to other expenses of $5.9 million for the six months ended September 30, 2002, principally due to increases in business-related insurance costs and an increase in the amortization of intangible assets as we continue to devote significant resources to the establishment, perfection and protection of our intellectual property portfolio.

Income Taxes

During the nine months ended September 30, 2003, we recorded an income tax provision of $11.7 million corresponding to a 39.4% effective tax rate adjusted to reflect our recognition of the benefit from net operating loss carryforwards in the first quarter of 2003. During the same period a year earlier, income taxes were minimal due to the benefit of our net operating loss carryforwards. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

At September 30, 2003, we had cash and cash equivalents of $217.0 million, an increase of $29.0 million as compared to December 31, 2002. During the nine months ended September 30, 2003, we provided cash of $43.8 million from our operating activities, consisting of net income of $27.5 million and working capital management of $16.3 million. We also used net cash of $15.0 million resulting from purchases of fixed assets and intangible assets, capitalization of software development costs, patent registration and defense costs, partially offset by proceeds from fixed asset sales. In addition, we used $1.9 million to repurchase shares of our Class A common stock and realized $6.1 million from exercises of employee stock options, $4.1 million of which was receivable at September 30, 2003 and was received in the subsequent month.

Our operating cash flows consist of transaction revenues with related parties and Software Solutions fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Joint Services Agreement, remits the amount owed to us. In addition, we have entered into similar services agreements with TradeSpark, Freedom, MPLLC and CO2e. Under the Administrative Services Agreement, the Amended and Restated Joint Services Agreement and the services agreements with TradeSpark, Freedom, MPLLC and CO2e, any net receivable or payable is settled at the discretion of the parties.

As of September 30, 2003, we had repurchased 186,399 shares of our Class A common stock for a total of $2.1 million under our repurchase plan. Our Board of Directors has authorized the repurchase of up to an additional $40.0 million of our outstanding Class A common stock.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 requires the identification of variable interest entities and the assessment of interests in a variable interest entity to decide whether to consolidate that entity. Variable interest entities are identified by reviewing our equity investments at risk, our ability to make decisions about an entity's activities and the obligation to absorb an entity's losses or right to receive expected residual results. In October 2003, the FASB clarified and modified certain of the provisions of Interpretation No. 46. The proposed clarifications and modifications would apply in financial statements for the first period ending after December 15, 2003. We do not expect the adoption of Interpretation No. 46 on December 31, 2003 to have a material effect on our results of operations, financial position or cash flows.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2003, we had invested $150.1 million of our cash in securities purchased under reverse repurchase agreements, which are fully collateralized by U.S. Government securities held in a custodial account at JP Morgan Chase. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. Additionally, at September 30, 2003, we had invested $50.0 million in a tax-free municipal bond fund held at one-week durations. This fund solely invests in the highest rated short-term municipal fixed income products.

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

PART II. — OTHER INFORMATION

ITEM 1.    Legal Proceedings

On June 30, 2003, we, together with Cantor Fitzgerald, L.P. and CFPH, L.L.C., filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent ICAP, PLC, Garban, LLC, its technology provider OM Technology and its parent company, OM AB (collectively, "BrokerTec") in the United States District Court for the District of Delaware (the "Court"). The suit centers on BrokerTec's infringement of U.S. Patent No. 6,560,580 issued on May 6, 2003, which expires in December 2016, with respect to which we are the exclusive licensee. The patent protects some of our proprietary systems and methods of electronic trading. The parties have asked the Court, among other things, to preliminarily enjoin BrokerTec from continuing its infringement during the pendency of the lawsuit, for a permanent injunction and for damages. The parties are engaged in discovery. A preliminary injunction hearing was held on October 30, 2003. The parties are to submit to the Court findings of fact and conclusions of law on the preliminary injunction issue by December 4, 2003 and will thereafter await the Court's decision. A trial on the merits is scheduled for February 2005.

ITEM 2.    Changes in Securities and Use of Proceeds

The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and Cantor Fitzgerald

Securities, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. Of the $139.6 million raised, approximately $8.9 million has been used to fund investments in various entities, approximately $73.8 million has been used to acquire fixed assets and to pay for the development of capitalized software, approximately $26.3 million has been used to purchase intangible assets and pay for the defense of patents, $2.1 million has been used to repurchase shares of Class A common stock, and approximately $2.0 million has been used for other working capital purposes. The remaining $26.5 million has been invested in reverse repurchase agreements.

Of the amount of proceeds spent through September 30, 2003, approximately $34.9 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

ITEM 4.    Submission of Matters to a Vote of Security Holders

On October 22, 2003, we held our annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified: Howard W. Lutnick, Lee M. Amaitis, Joseph C. Noviello, Stephen M. Merkel, John H. Dalton, William J. Moran, Albert M. Weis, and Henry Morris.

The votes with respect to the election of directors were cast in the following manner:

NAME	FOR	WITHHELD
	(Number of Votes)
Howard W. Lutnick	268,830,061	10,867,921
Lee M. Amaitis	267,734,369	11,963,613
Joseph C. Noviello	269,782,476	9,915,506
Stephen M. Merkel	267,668,436	12,029,546
John H. Dalton	277,280,145	2,417,837
William J. Moran	277,280,145	2,417,837
Albert M. Weis	277,280,145	2,417,837
Henry Morris	277,940,406	1,757,576

At the meeting, stockholders approved our 2003 Incentive Bonus Compensation Plan and votes were cast in the following manner:

Number of Votes
For	273,993,156
Against	1,433,108
Abstain	93,324
Broker non-votes	4,178,394

At the meeting, stockholders approved our Amended and Restated 1999 Long-Term Incentive Plan and votes were cast in the following manner:

Number of Votes
For	260,119,137
Against	15,309,459
Abstain	90,992
Broker non-votes	4,178,394

ITEM 5.    Other Information

Our Audit Committee approved all of the non-audit services performed by Deloitte & Touche LLP, our independent auditors, during the period covered by this Report on Form 10-Q.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

Exhibit No.	Description
10.27	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc.
10.28	eSpeed 2003 Incentive Bonus Compensation Plan, dated as of October 22, 2003
10.29	Amended and Restated eSpeed, Inc. 1999 Long Term Incentive Plan, dated as of October 22, 2003
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K.

We filed a Current Report on Form 8-K on August 12, 2003 under Item 7. "Financial Statements and Exhibits" and "Item 12. Results of Operations and Financial Condition" of Form 8-K, in which we announced our preliminary operating statistics for the quarter ended June 30, 2003.

We filed a Current Report on Form 8-K on November 13, 2003 under Item 7. "Financial Statements and Exhibits" and "Item 12. Results of Operations and Financial Condition" of Form 8-K, in which we announced our preliminary operating statistics for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc. (Registrant)
/s/ Howard W. Lutnick

Howard W. Lutnick Chairman, Chief Executive Officer and President
/s/ Jeffrey M. Chertoff

Jeffrey M. Chertoff Senior Vice President and Chief Financial Officer

Date: November 13, 2003

EXHIBIT INDEX

Exhibit No.	Description
10.27	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc.
10.28	eSpeed 2003 Incentive Bonus Compensation Plan, dated as of October 22, 2003
10.29	Amended and Restated eSpeed, Inc. 1999 Long Term Incentive Plan, dated as of October 22, 2003
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002