Form 10-K
period 2003-12-31
ESPEED INC
filed 2004-03-15
CIK 1094831

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SSCTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2003

                OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from             to

Commission File Number 0-28191

eSpeed, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4063515
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
135 East 57th, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
(212) 938-5000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
None	None

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

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2003 as reported on the Nasdaq National Market, was approximately $ 597,234,104.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2004
Class A Common Stock, par value $.01 per share	32,116,088 shares
Class B Common Stock, par value $.01 per share	23,889,270 shares

DOCUMENTS INCORPORATED BY REFERENCE.

None.

eSPEED, INC.
2003 FORM 10-K ANNUAL REPORT

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

Overview of Our Business

We are a leader in developing and deploying electronic marketplaces and related trading technology that offers traders access to the most liquid, efficient and neutral financial markets in the world. We operate multiple buyer, multiple seller real-time electronic marketplaces for the global capital markets, including the world's largest government bond markets and other fixed income and financial marketplaces. Our suite of marketplace tools provides end-to-end transaction solutions for the purchase and sale of financial and non-financial products over our global private network or via the Internet.

Our products enable market participants to transact business instantaneously, more effectively and at lower cost than in traditional voice-based brokerage markets. Our systems were built to support multiple buyers and sellers in interactive marketplaces, in a completely neutral, efficient and real-time environment. In 2003, we processed approximately 5.6 million electronic transactions, totaling more than $42 trillion of transactional volume. Our clients include most of the largest fixed income and foreign exchange trading firms, major exchanges and leading equities trading firms in the world. We have offices in the U.S., U.K. and Asia that collectively can transact trading 24 hours a day, around the world. We believe we offer one of the most robust, large-scale, instantaneous and reliable transaction processing systems in the world. Our global private network permits market participants to view information and execute transactions in a fraction of a second. Our proprietary software provides an end-to-end solution, including front-end applications, transaction processing engines, credit and risk management tools and back-office and clearance modules, enabling straight-through processing.

We commenced operations in March 1999 as a division of Cantor Fitzgerald Securities, a subsidiary of Cantor Fitzgerald, L.P. (Cantor). Our initial focus was the global government bond markets of the world, specifically, U.S., Europe, Canada and Japan. Our relationship with Cantor, a leading global inter-dealer broker in the fixed income markets and the former leader in the U.S. government bond voice-brokerage business, enabled us to become the leader in what today we consider our core electronic marketplaces, the government bond markets of the world. Our goal is to offer the full range of financial products currently traded in today's global capital markets, which includes wholesale fixed income, foreign exchange, futures, options and equities.

In 2001, we entered the Canadian fixed income market through our investment in and technology agreement with Freedom International Brokerage (Freedom), the leading Canadian inter-dealer broker of fixed income products and other capital products. During 2004, we plan to extend our presence in the world's government bond markets by focusing our efforts on several government bond product extensions, including U.S. agencies, off-the-run and when-issued securities and treasury spreads. Additionally, we plan to move beyond government bonds to focus on new products that were rolled out in 2003. These products include foreign exchange, interest rate swaps, mortgage-backed securities, equities, and CBOT futures. We also plan to leverage our electronic marketplace expertise and reputation to sell software products and services directly to participants in these marketplaces.

Our revenues consist primarily of transaction fees and Software Solutions fees, and we market our services to clients, partners and prospects. We do not risk our own capital in transactions or extend credit to market participants.

We have organized our business in four categories across multiple liquid and commoditized industries in the financial services markets. These four categories are core products, product extensions and enhancements, eSpeed Software Solutions(SM) sales and new product rollouts. We offer our products and services to participants in the financial markets.

Our objective is to be the leading provider of trading technology and interactive marketplaces for the world's capital markets, where we believe there is a substantial opportunity for electronic trading. Specifically, we believe we are well-positioned to take advantage of the large opportunities throughout the fixed income, foreign exchange, futures, and equities markets of the world. We believe that the scalability and extendibility of our eSpeed® suite of products enable us to introduce new markets and distribute products and services more quickly, cost effectively and seamlessly than our competitors.

As a result of the terrorist attacks of September 11, 2001, our offices in the World Trade Center were destroyed and we lost 180 of our employees, including many members of our senior management (the September 11 Events). The loss of these assets and employees and the need to relocate our employees have negatively impacted our business. See "Risk Factors".

The Industry

Historically, the trading of financial and nonfinancial products has been an inefficient process. Buying, selling or trading activity is traditionally effected through either (1) a central physical location, like a trading pit or auction house, where market participants have to access the market through this central location or its members; (2) a bilateral arrangement with a buyer or seller; or (3) several layers of middlemen and salespersons who assist in handling orders. Each of these approaches is labor and time intensive, which adds to the direct and indirect cost of the product being bought or sold.

Additional inefficiencies of transaction execution include lack of real-time price information, small disparate groups of interested buyers and sellers, limited liquidity and problems associated with executing trades as market prices change. As more transactions occur and participants extend credit to each other, there are added risks to both buyers and sellers because of the lack of sophisticated risk management tools. Also, after a buy or sell order is executed, there are the additional tasks of recording, accounting, tracking, delivering and financially settling the transaction. Each of these tasks, if done manually, can add potential cost and error to the process as additional participants or systems enter the transaction cycle.

Electronic marketplaces have emerged as effective means of conducting transactions and creating markets. In an electronic marketplace, substantially all of the participants' actions are facilitated through an electronic medium, such as a private electronic network or over the Internet, which effectively eliminates the need for actual face-to-face or voice-to-voice participant interaction, reducing the inefficiencies inherent in a physical market. Additionally, businesses are recognizing online channels as an efficient means of distribution of their products to their customers.

Many financial exchanges worldwide, including certain exchanges in France, Germany, Japan, Sweden, Switzerland and the United Kingdom, are now partially or completely electronic. Various electronic marketplaces have been implemented to address the varied needs of the broad business-to-business initiatives, including marketplaces aimed at the procurement of finished goods or services, as well as neutral marketplaces for the trading of commodity or commodity-like goods. We believe the trading of most commodity-like products will require capabilities found in the financial markets, including real-time pricing, futures and other hedging capabilities and robust interactive trading. Additionally, we believe companies will seek to outsource online solutions for the electronic distribution of their products to avoid the difficulty and cost of developing and maintaining their own online solutions.

Our Solution

Our electronic marketplace end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems, all accessible through our privately managed global high-speed data network and over the Internet. Because of the scale and adaptability of our system, our products have applications across a broad range of companies, industries and vertical marketplaces, including any global capital marketplace involving multiple buyers and multiple sellers. In addition, we license our software to provide a complete outsourced solution to our clients, enabling them to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, and request-for-quote capabilities. Our products enable market participants to transact business instantaneously, more effectively and at lower cost.

Our Market Focus

Financial Markets

Wholesale fixed income.    The global fixed income market is the largest financial market in the world. The Bond Market Association estimates that, in the U.S. alone, as of 2003, there were $21.9 trillion of fixed income securities outstanding with approximately $753 billion of volume traded daily. The Association also reports that in the U.S. Treasury securities market, there is $434 billion a day in trading just among the reporting primary dealers and their clients. According to the International Swaps and Derivatives Association, the global market for interest rate swaps, interest rate options and currency swaps had over $82.7 trillion in notional value outstanding as of June 2003.

Foreign exchange.    The trading of currencies in all monetary pairs represents the largest trading volume market in the world. The Bank for International Settlements has estimated the daily volume traded in the traditional foreign exchange markets to have been $1.6 trillion as of April 2001.

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

Equity order-routing.    According to the 2003 third quarter Statistical Report by Securities Industry News, over 750 billion shares were traded in the equities market as of September 30, 2003. Our order-routing system allows equity market participants multiple points of entry and simultaneous access to the world's largest exchanges, market makers and ECNs. By entering the market as the low-cost provider, we believe that there will be an incremental revenue opportunity within the equities marketplace.

Limitations of the traditional financial market

While the traditional financial market facilitates trading, it has the following significant shortcomings:

•	limited direct access and, therefore, inefficient pricing;

•	high transaction costs and slow execution due to the number of people involved in a voice transaction;

•	difficulty in implementing program trading, especially programs designed to automatically and simultaneously execute multiple trades in different, but related products;

•	significant expense incurred in processing, confirming and clearing manual processes; and

•	compliance and regulatory risk associated with voice transactions and non-automated audit trails.

Our Financial Markets Solution

Our products in the financial markets include U.S. Treasury securities, European, Japanese and Canadian sovereign bonds, mortgage-backed securities, municipal bonds, interest rate swaps and options, futures, options, foreign exchange, repos, basis and equities trades. Cantor has been a major facilitator and, in some cases, provider of liquidity in numerous financial products through its offices in the U.S., Canada, Europe and Asia. Our eSpeed® system provides the only way to electronically access Cantor's marketplaces. Through our alliance with Freedom, Cantor and six leading Canadian financial institutions, eSpeed also powers the electronic platform of Freedom International Brokerage, the leading inter-dealer broker of Canadian fixed income and other capital markets products.

Our private electronic network for wholesale financial markets is connected to most of the largest financial institutions worldwide. We have installed in the offices of our existing client base the technology infrastructure necessary to provide price information and trade execution on an instantaneous basis in a broad range of securities and financial instruments. We believe our eSpeed® portfolio of products enables us to introduce and distribute a broad mix of financial products and services quickly, efficiently, and at a lower cost than traditional methods.

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

We also see opportunities to expand our business by licensing our technology to other voice brokers in addition to Cantor, as well as to exchanges and other financial institutions.

eSpeed® Products

Our products are organized in the following four categories:

Core products

Currently, most of our revenues are derived from transactions in our core products. These include various United States, European, Canadian and Japanese government securities. Our full-service eSpeed® system, combining all of our proprietary software and our global high-speed private network, currently operates in some of the largest and most complex government bond marketplaces in the world. It is designed to be extendible to any multiple-buyer, multiple-seller marketplace and can support massive liquidity and fluctuation in many markets. Our customers in these core products are the largest financial institutions in the world. These customers access our eSpeed® system primarily through our global high-speed private network. In addition, the system for these products is also available over the Internet. Our core products enable us to operate what we believe is the only integrated network engaged in electronic trading in multiple products and marketplaces on a global basis.

Product Extensions and Enhancements

In 2003, we began to extend our presence in the U.S. government bond markets by focusing our efforts on products related to U.S. Treasury securities. These products and markets include treasury spreads, off-the-run, when-issued and agency securities.

•	Treasury spreads are financial products that trade as a spread to U.S. Treasury on-the-run benchmarks, the standard trading instruments in the bond market. A treasury spread is derived from the price difference between the security being traded and the benchmark.

•	Off-the-run securities are treasury bonds and notes issued before the most recent bonds and notes are introduced. When a new on-the-run security is issued, the current on-the-run becomes an off-the-run.

•	When-issued financial instruments represent new issues that will be created through the auction process and become the new on-the-run benchmarks. A when-issued instrument has been authorized but not yet issued. Treasury securities, splits and new issues are all traded on a when-issued basis.

•	A U.S. Agency security is debt issued by a Government Sponsored Enterprise, such as FHLB, Freddie Mac, Fannie Mae, TVA and TAPS. U.S. Agencies pay interest and are low risk, but they are not backed by the U.S. Government.

Additionally in 2003, we implemented three significant software enhancements to help further grow our position in the core markets. SuperQuads, Price Improvement and Direct Dealing were introduced to enable our clients to engage in the electronic trading of our core products and future product rollouts. In 2004, we will continue the roll-out of Contingent Orders, an enhanced version of Price Improvement.

•	SuperQuads is a screen configuration introduced in 2003 that is now entirely rolled out to all of eSpeed's clients. The SuperQuads screen allows the introduction of additional markets and products on our eSpeed® system by providing traders with the tools to see multiple markets and trade multiple products at the same time.

•	Price Improvement (PI) is an enhancement for trading products on our eSpeed® system that allows traders the opportunity to advance their position by slightly improving their bid or offer on the quoted market. Spreads in the benchmark market range from approximately $78 per million traded for 2-yrs, 3-yrs, and 5-yrs and approximately $156 per million traded for 10-yrs and 30-yrs. Each Price Improvement increment permits a trader to improve its bid or offer by $2.00 per million in the second year, and $6.00 per million, in the 3rd, 5th, 10th, and 30th years. The enhancement was designed to make trading more efficient, bringing buyers and sellers closer to the desired trading state, and positions us to share in the revenues generated by the improved trades. This product was also released in early 2003.

•	Direct Dealing allows users to put in a request for a quote for specific products, providing the trader with the ability to reach market participants with an electronic request for interest in specific securities for which the trader has defined sizes. Direct Dealing maintains the trader's anonymity, allows the trader to determine a set amount of time for the request to be filled and treats all participants equally. Direct Dealing is especially useful for trading in large blocks, helping to eliminate unwanted market movement and bringing with it electronic efficiency to less liquid markets.

•	Contingent Orders will continue to be rolled out in the first half of 2004 and will allow for simultaneous execution of multiple transactions. This product enhancement was designed to create an outright cash market in off-the-run and when-issued securities, while at the same time preventing "slippage", the difference between the estimated cost of the transaction and the amount actually paid.

eSpeed Software SolutionsSM

eSpeed Software SolutionsSM leverages our global infrastructure, portfolio of intellectual property and electronic trading expertise to allow customers to build electronic marketplaces and exchanges,

enable real-time auctions, enhance debt issuance and customize trading interfaces. eSpeed Software SolutionsSM takes advantage of the scalability, flexibility and functionality of our eSpeed® system to enable our clients to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network. Using eSpeed Software SolutionsSM, customers are able to develop a marketplace, trade with their customers, issue debt, trade odd lots, access program trading interfaces and access our network and our intellectual property.

We have signed Software Solutions agreements with Refco Securities, the World Bank, the Federal Home Loan Bank and Unisys.

•	Refco Securities operates a global securities futures brokerage business. eSpeed Software SolutionsSM has developed a front-end trading system for Refco Securities that enables it to communicate its prices for securities products to its customers.

•	For the World Bank, eSpeed's trading engine and network connect the World Bank to its dealer clients anonymously through our internet-based, real-time auction platform. This system was released in June 2003 and has handled over $2.8 billion of the World Bank's interest rate swap volume to date.

•	The Federal Home Loan Bank is a U.S. Government-sponsored enterprise and one of the largest issuers in the global short-term securities market. Our electronic auction-based technology began powering the Federal Home Loan Bank's primary discount note auctions in August 2002.

•	In April 2003, we released AutoSpeed, our automated trading tool that allows traders to execute proprietary strategies in fixed income marketplaces directly from Microsoft Excel spreadsheets. In June 2003, we partnered with Unisys Corporation to use its fixed income analytics program, @nalyst, to release a new product, AutoSpeed@nalyst, a fixed income program trading tool with embedded analytics, powered by eSpeed. This product allows traders to model and execute market-making, relative value, and sophisticated proprietary strategies through one worksheet in real time.

With respect to our patents and other intellectual property, we have entered into long-term licensing agreements with the InterContinentalExchange, Inc., the Chicago Mercantile Exchange, Inc., the Board of Trade of the City of Chicago and the New York Mercantile Exchange.

New Product Rollouts

We have identified major opportunities to leverage our position in our core global government bond markets into a variety of other key financial markets. For example, in 2003 we rolled out technology for trading in foreign exchange, interest rate swaps, mortgage-backed securities, equities and futures markets.

Foreign Exchange.    Launched in the summer of 2003, our foreign exchange product has opened up the interbank wholesale market to a wider range of participants, including professional trading firms, hedge funds, money managers, proprietary traders and futures trading firms. By using a unique model that allows Cantor Fitzgerald International to serve as central counterparty and CLS (Continuous Linked Settlement) to eliminate intra-day settlement risk, we have created a completely anonymous platform that provides buy-side institutions with access to wholesale market prices. At the same time, our foreign exchange product offers better quotes and introduces the added features of work-up and price improvement to the foreign exchange marketplace. This product offers global, scalable and real-time trading in U.S. Dollars, Euros, Japanese Yen, British Pounds and Canadian Dollars.

Interest Rate Swaps.    Launched in Europe in December 2003, our interest rate swaps product provides an electronic alternative for trading benchmark one-year to 10-year plain vanilla U.S. dollar- and Euro-denominated products, which are the most high-volume, commodity-like products in the swaps market. By providing straight-through processing and targeting the inter-bank market only, we have created a market where the largest banks can do business with each other without volume or credit limitations.

Mortgage-Backed Securities.    Launched in November 2003, our mortgage-backed securities services target the To Be Allocated (TBA) mortgage market, consisting of large sell-side firms and liquidity providers. Our mortgage-backed securities product is fully anonymous, whereas the existing voice system is 72-hour name give-up. The product also offers straight-through processing and allows Excel-based traders seamless execution through our AutoSpeed product.

Equities.    In November 2003, we moved into the equities market with the launch of eSpeed Equities, a new order-routing system for the institutional equities market. eSpeed Equities provides an intelligent order-routing and execution platform that affords equity market participants multiple points of entry and simultaneous electronic access to the world's largest exchanges, market makers and ECNs.

Futures.    In December 2002, we entered into an agreement with the Chicago Board of Trade (the CBOT) to distribute futures products through our eSpeed® system, providing customers with the ability to trade both cash and futures in one neutral, fully-electronic marketplace. By routing CBOT futures trades over our existing eSpeed® network and providing front-end integration to our clients, our cash traders and the CBOT's futures traders have direct, instantaneous access to both markets. This product is available through our eSpeed® SuperQuads software. In January 2004, our eSpeed® system was fully integrated into the CBOT and EUREX, giving users of both exchanges direct access through eSpeed's platform. This combination of the cash and futures markets is a significant advantage to all traders using eSpeed's front end. This integration extends eSpeed's exposure and access to additional U.S. and European traders and has the potential to create greater crossover transactions between the cash and futures markets.

Additionally, we have an agreement whereby the New York Board of Trade, through its subsidiaries, will provide clearing and regulatory services and we will provide electronic execution and related services for the U.S. futures exchange, currently known as the Cantor ExchangeSM, the first fully electronic futures exchange in the U.S. Currently, the Cantor ExchangeSM has obtained regulatory authority to operate in the United Kingdom, Denmark, Finland, France, Hong Kong, Ireland, Italy, Japan, Norway, Portugal and in eight German states. This business was suspended after the September 11 Events. While we are in the process of evaluating our business plan with respect to our operation of the Cantor ExchangeSM, we are confident that our eSpeed® system will continue to provide us with major opportunities for the electronic trading of a broad range of futures contracts globally, including opportunities like our futures agreement with the CBOT and EUREX.

Our eSpeed® system is accessible to our clients through (1) our proprietary front-end trading software, (2) our application programming interface (API), which is a dedicated software application linking our clients' networks to our system, (3) the Web, via a browser interface or Java application, and (4) software developed in alliances with independent software vendors. Our system runs on large-scale hardware located in data centers in the U.S. and the U.K. and is distributed either over our multiple path global network or via the Internet through links to multiple global Internet service providers.

Our electronic marketplaces operate on a technology platform and network that emphasize scalability, performance, adaptability and reliability. Our technology platform consists of:

•	our proprietary, internally developed real-time installed global network distribution system;

•	our proprietary transaction processing software, which includes interactive matching auction engines, fully integrated credit and risk management systems, pricing engines and associated middle and back-office operations systems;

•	client interfaces ranging from Windows, Java, UNIX, our proprietary API and proprietary vendor access; and

•	customized inventory distribution and auction protocols designed to be used by our clients and partners in their distribution and trading systems.

Together, these components enable our clients to effect transactions in real-time, with straight-through processing.

Network distribution system

Our eSpeed® system contains a proprietary hub-and-spoke digital network. This network uses Cisco Systems' network architecture and is operated by Cisco-certified engineers. Our network's high-speed points of presence comprise the major business centers of the world, including New York, London, Tokyo, Milan, Chicago, Los Angeles and Toronto. Altogether, we manage 24 hubs linked by over 50,000 miles of cable, over 500 Cisco network devices and more than 700 high capacity Sun servers and Hewitt Packard servers located in data centers in London and Rochelle Park, New Jersey that are able to process over 150 transactions per second, per instrument or product. The redundant structure of our system provides multiple backup paths and re-routing of data transmission if one spoke of a hub fails. We believe we operate one of the largest and most robust interactive trading network distribution systems currently in operation, with 295 (88%) of our personnel dedicated to our trading technology and over 50% of our personnel committed to developing new products.

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

Transaction processing software

Most of our software applications have been developed internally and are central to the success of our eSpeed® system. Our auction and trading engines operate in real time, facilitating efficient interaction between buyers and sellers. Our credit and risk management systems monitor and regulate these buyers and sellers. Our pricing engines provide prices for illiquid financial products derived from multiple trades in other related financial instruments. These critical applications work together seamlessly and are supported by middle and back office software that verifies, confirms, reports, stores, tracks and, if applicable, enables the settlement of each transaction. Our transaction processing software includes verification mechanisms at various stages of the execution process, which result in significantly reduced manual intervention, decreased probability of erroneous trades and more accurate execution for clients.

eSpeed® transaction engines

Our auction and transaction engines use Interactive MatchingSM, our proprietary rules-based method, to process in excess of 150 transactions per second per auction, instrument or product. These engines were developed to support trading in the largest capital markets in the world, such as government bonds and futures contracts, and the more diverse, fragmented and database intensive markets, such as U.S. municipal bonds (with over 1.7 million different issues), corporate bonds and Eurobonds. These transaction engines are designed to be modular and flexible to allow modification in order to apply them to other markets and auction types. In Europe, for example, we have added a component that allows us to process transactions and auctions in multiple currencies simultaneously. Our transaction engines have embedded security features and an added messaging layer to provide security from unauthorized use. In addition, we use encryption to protect our clients that transact business over the Internet.

We believe our marketplace expertise and rules-based systems provide incentives for clients to actively participate in our marketplaces. For example, Interactive MatchingSM provides incentives to participate in our marketplaces by encouraging participants to expose their orders to the market. In standard auctions, the incentive is for participants to wait until the last moment to make a bid or offer. Our priority rules encourage trading activity by giving the last successful active participant a time-based right of first refusal on the next sale or purchase. In addition, in many markets we have structured our pricing policy to provide incentives. The party that provides auction products for the market or creates liquidity (by inputting a price to buy or sell) pays less commission (or no commission) than the participant that consummates the trade by acting on that price. With our pricing policies and proprietary priority rules, our system is designed to increase activity and to draw participants into the market. This proprietary rules-based system is adaptable and, as part of our business strategy, we intend to apply it across other non-financial markets for multiple products and services.

eSpeed Credit MasterSM — credit and risk management systems

Our eSpeed Credit MasterSM credit and risk management systems are an important part of the operation of our electronic marketplaces. These systems (1) continuously monitor trades of our clients to help prevent them from exceeding their credit limits, (2) automatically prevent further trading once a client has reached a pre-determined credit limit and (3) evaluate transactions and calculate both individual positions and risk exposure across various products and credit limits. Our proprietary credit and risk management systems have also been made available to our global clients to enable them to monitor the position of their traders and are integrated with our Software Solutions systems so our global clients can monitor the credit of their customers who transact directly with them online. These systems will store client data relevant to credit and risk management, such as financial statements, credit documents, contacts and internal analyses. These systems also enable our clients to make our electronic marketplaces available to their customers while maintaining control of their customers' trading activity and risk.

eSpeed Name Give-Up MatrixSM — credit monitoring

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

eSpeed® pricing engines and analytics

We have developed a number of analytical software tools that permit us to price products that trade in less liquid markets and for which current pricing information is not readily available. For example, our MOLESM system (Multiple Order Link Engine) is a computer application that enables us to link multiple markets, offer prices and create and enhance marketplaces for products that have limited liquidity. In our financial markets, MOLESM currently uses data from existing cash and futures markets to calculate pricing for transactions where no market prices currently exist, thereby facilitating liquidity. These multi-variable trades are extremely difficult to execute in voice-based markets due to their complexity and the slow speed of manual execution.

eSpeed® middle and back-office applications

Our middle and back-office applications support clearance, settlement, tracking and reporting of trades and provide links to outside clearing entities. For example, in the financial markets, we outsource our fulfillment services to Cantor and Freedom (for Canadian markets), where both parties to a trade send either cash or securities to Cantor or Freedom and Cantor or Freedom settles the trade and sends each party the cash or securities due. Our reporting and accounting systems are designed to track and record all charges and commissions for a trade. Our eSpeed® system and products automate previously paper and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of many of our clients' back offices and enabling straight-through processing.

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

Expand system functionality and develop new products, software and services for our existing financial markets

We plan to continue to expand the types of financial and other products traded in our marketplaces, both in the United States and abroad. In 2003, we rolled out products in foreign exchange, interest rate swaps, mortgage-backed securities, equities and futures. For example, we believe that our foreign exchange product has the potential to transform the foreign exchange market by increasing efficiency and broadening market participation. We plan to focus on opportunities in high-volume and commodity-like segments of the mortgage-backed securities and interest rate swaps markets, while we leverage highly scalable, built-and-paid-for technology infrastructure for order routing. Our goal is to include in our electronic marketplaces the full range of financial products that are currently traded in today's capital markets worldwide.

Leverage our eSpeed® system for use in a wide range of additional financial markets and other industries

Because of the scale of our system and infrastructure and its ease of adaptability, we believe our eSpeed® system has applications across a broad range of products, including Internet-based marketplaces for a wide array of goods and services, particularly those involving multiple buyers and sellers. We believe we are well positioned to leverage the significant costs and efforts that have been incurred developing our eSpeed® system to quickly create electronic markets in a wide range of products. We plan, over time, to serve additional marketplaces that can benefit from more efficient, centralized, electronic trading facilities. We plan to continue to expand our eSpeed® system across the financial markets and their products.

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

Pursue strategic alliances and acquisitions

We are continually exploring opportunities to maximize our growth, including acquisitions, strategic alliances, joint ventures, private placements recapitalizations or any combination of the foregoing, to expand our vertical markets and generate future growth. We are seeking to enter into joint ventures and other strategic alliances to create liquidity in new and existing product markets, to utilize our patents in such ventures and strategic alliances and to attract new participants to trade products in those markets. We have employed this strategy in our alliance with Freedom and in our other ventures.

Further develop product extensions and enhancements

We plan to further develop products that link Price Improvement with Contingent Orders. We plan to develop software and services to add new methods to effect transactions in these products, including Contingent Order and BetterFill software enhancements to our Price Improvement feature. BetterFill is targeted toward program traders and will be able to offer increased speed, efficiency and cost savings to our customers. We expect that our traditional client base will begin to trade new products as we develop electronic marketplaces for them, and we intend to continue to convert our existing global clients to our fully electronic platform.

Our Clients

Our clients in our financial markets include banks, dealers, brokers, hedge funds and other wholesale market participants, hundreds of which currently participate in our electronic marketplaces, including most of the largest bond trading firms in the world.

We provide wholesale and retail investors access to the electronic marketplaces and brokerage-related services supported by our eSpeed® system. We expect that a significant portion of our clients who use brokers will migrate to fully electronic access over the coming years. We also expect to add clients for eSpeed Software SolutionsSM from a wide variety of industries. In addition, we intend to build relationships with new clients, including traditional competitors of Cantor. We further intend to provide third parties with the infrastructure, including systems administration, internal network support and operations and disaster recovery services, that is critical to providing fully electronic marketplaces in a wide variety of products. Other than Cantor, no client of ours accounts for more than 10% of our revenues.

Sales, Marketing and Corporate Development

We promote our electronic marketplaces and services to our existing and prospective clients through a combination of sales, marketing and co-marketing campaigns. We leverage our client relationships through a variety of direct marketing and sales initiatives and build and enhance our brand image through marketing and communications campaigns targeted at a diverse audience, including traders, potential partners and the investor and press communities. We may market to our existing and prospective clients through a variety of co-marketing/co-branding initiatives with our partners. We have designed our sales and marketing efforts to promote brand awareness and educate our audience regarding the nature of our electronic marketplaces, products and services and the advantages associated with the automation of trading activities.

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

Software Development

We devote substantial efforts to the development and improvement of our electronic marketplaces and licensed software products. We work with our clients to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our research and development efforts focus on internal development, strategic partnering, acquisitions and licensing. We employ over 295 technology professionals. Our technology team's objective is to develop new products and services in order to provide superior electronic marketplace solutions to our clients. We also focus our efforts on enhancing our Internet interfaces to facilitate real-time markets and comply with the standard Internet security protocol and future security protocols in order to capitalize on the development of new commercial marketplaces. We are continuing to develop new marketplaces and products using our internally developed application software. In addition, we have forged strategic alliances with third-party independent software vendors through which we will work to develop sophisticated, industry specific, front-end applications and products.

Competition

The development and operation of electronic marketplaces are evolving. Because our business is driven by a number of different products, we face different levels of competition with respect to each market and product. As a result, competition in these marketplaces is currently fragmented. We expect to face competition from a number of different sources varying in size, business objectives and strategy, some of which are larger than we are and have greater financial resources.

Our current and prospective competitors are numerous and include inter-dealer brokerage firms, market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, consortia and marketplace infrastructure and software companies. On May 7, 2003, ICAP, an interdealer broker in the financial markets, completed its acquisition of the global trading operations of BrokerTec Global, a global electronic bond trading platform, creating a more significant competitor for us in electronic trading of government securities.

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

Our Intellectual Property

We have adopted a comprehensive intellectual property program to protect our proprietary technology. We currently have licenses covering five of Cantor's patents in the U.S. Two patents relate to a system and method for trading select items such as fixed income instruments. Two patents relate to a fixed income portfolio index processor. One patent relates to a system for shared remote access of multiple application programs by one or more computers. Foreign counterpart applications for some of these U.S. patents have been filed. The licenses are exclusive, except in the event that we do not seek to or are unable to provide to Cantor any requested services covered by the patents and Cantor elects not to require us to do so.

In April 2001, we purchased the Wagner Patent, which addresses automated futures trading and provides for bids and offers to be placed and matched electronically. In August 2002, we entered into a Settlement Agreement with Electronic Trading Systems Corporation (ETS), the former owner of the Wagner Patent, the Chicago Mercantile Exchange, Inc. (CME) and the CBOT to resolve the litigation related to the Wagner Patent. Under the terms of the Settlement Agreement, CME and the CBOT will each pay $15.0 million to eSpeed as a license, for a total of $30.0 million. Each $15.0 million payment includes $5.0 million, which was received in 2002, and $2.0 million per year until 2007. Of the $30.0 million to be received by eSpeed, $5,750,000 may be paid to ETS. On March 29, 2002, we entered into a long term licensing agreement with IntercontinentalExchange, Inc. (ICE), granting use of our Wagner Patent to ICE. Under the terms of the agreement, ICE will pay an annual royalty of $2 million per year, of which 12% is paid to ETS. ICE will also pay to us $0.10 for each contract that participants submit to the electronic futures exchange for trading, or $0.20 for each contract contained in matched trades on the electronic futures exchange. The ICE agreement will remain in effect until February 7, 2007, or for the duration of the life of the patent, unless certain conditions are not met. In December 2002, we entered into an agreement with the CBOT to distribute futures products over our eSpeed® system. In December 2003, we entered into a Settlement Agreement with the New York Mercantile Exchange (NYMEX) to resolve the litigation related to the Wagner Patent. Under the terms of the Agreement, in exchange for a license, NYMEX agreed to pay us $8.0 million in annual installments of $2.0 million, beginning in December 2003 and concluding in 2006. Of the $8.0 million to be received by eSpeed under the NYMEX settlement, $1.2 million may be paid to ETS. The patent involves automated futures trading systems in which transactions are completed by computerized matching of bids and offers of futures contracts on an electronic platform.

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

In May 2003, Cantor Fitzgerald was granted U.S. Patent No. 6,560,580 for an Automated Auction Control Processor. This "580 Patent" is a system and method for auction-based trading for specialized items such as fixed income instruments. The system and method promotes fast and reliable trade execution, market liquidity and transparency, as well as fairness and neutrality in trading procedures. The patent, issued on May 6, 2003, expires in 2016. We are the exclusive licensee of the patent. This patent is the subject of litigation. See "Item 3. Legal Proceedings."

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

Employees

As of December 31, 2003, we had 335 employees, five of whom are our executive officers. None of these employees are represented by a union. We believe that we have good relations with our employees.

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

Our losses

Our previous headquarters were in the World Trade Center. As a result of the September 11 Events, our offices in the World Trade Center were destroyed and we lost approximately 180 of our employees, including many members of our senior management. The destruction of our assets, the loss of all those employees, including product development personnel, and the need to relocate the surviving employees have negatively impacted our business. In addition, although we still have redundancy of our system, we now have two data centers instead of the three that we had prior to the September 11 Events.

Cantor's losses

Cantor and TradeSpark lost an aggregate of 478 employees and equipment and systems as a result of the September 11 Events. Cantor also lost its headquarters. Such losses have negatively impacted our revenues and may continue to adversely impact our revenues in the future since, among other things, Cantor is not currently trading many of the financial products its voice brokers historically traded using our eSpeed® system. In addition, the loss of Cantor's assets and brokers will negatively affect our strategy to convert the products that those brokers were trading in voice-assisted transactions to products that are traded fully electronically over our eSpeed® system.

We may incur losses in the future.

From our inception through December 31, 2003, we have sustained a cumulative net loss of approximately $13.3 million. While we generated operating profits in the year 2003, as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased marketing efforts, we may incur additional losses.

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

We also rely and expect to rely on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, clearance organizations and software and hardware vendors. Our systems, or those of our third-party providers, may fail or operate slowly, causing one or more of the following:

•	unanticipated disruptions in service to our clients;

•	slower response times;

•	delays in our clients' trade execution;

•	failed settlement of trades;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	litigation or other client claims; and

•	regulatory sanctions.

We experienced systems and telecommunications failures in connection with the September 11 Events. We cannot assure you that we will not experience additional systems failures in the future from power or telecommunications failure, acts of God or war, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by client error or misuse of our systems, could damage our reputation, business and brand name.

Our current office space is temporary and a move to a new headquarters might significantly impact our operations.

Since the destruction of our previous headquarters in the World Trade Center, our corporate headquarters has been located in office space provided by Cantor and rented on a short-term lease. If our business continues to grow, we cannot assure you that we will have adequate office space for our employees or that we will be able to extend the term of the lease on our current headquarters or arrange for alternative office space on reasonable terms. Furthermore, in the event that we were to find an appropriate headquarters space, any move would likely be expensive, require significant employee resources and be potentially disruptive to our operations.

If we do not effectively manage our growth, our existing personnel and systems may be strained and our business may not operate efficiently.

Any material growth in our business will place significant strain on our personnel, management systems and resources. We expect that the number of our employees, including technical and management-level employees, will increase for the foreseeable future. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our technical workforce. We must also maintain close coordination among our technical, compliance, accounting, finance, marketing and sales organizations. We cannot assure you that we will manage our growth effectively, and failure to do so could result in our business operating inefficiently.

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

•	develop and license leading technologies useful in our business;

•	enhance our existing services;

•	develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective clients; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

We use our eSpeed® registered service mark for the services described herein and have registered that service mark in a number of jurisdictions around the world. Although several existing third-party registrations and applications for trademarks and servicemarks consisting of designations similar to ours in certain countries have come to light, they are for goods and services that are of a different type from those being offered under our eSpeed® registered service mark. Although we are not presently aware of any third-party objections to our use or registration of our eSpeed® registered service mark in these countries, and believe we could defend against any third-party claims asserted in these countries, such registrations and applications could potentially affect the registration, and/or limit our use, of our eSpeed® registered service mark in these countries, thereby requiring us to adopt and use another service mark for our services in such countries.

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

The electronic trading and Internet-based financial and non-financial services markets are highly competitive and many of our competitors are more established and have greater financial resources than us. We expect that competition will intensify in the future. Many of our competitors also have greater market presence, engineering and marketing capabilities and technological and personnel resources than we do. As a result, as compared to us, our competitors may:

•	develop and expand their network infrastructures and service offerings more efficiently or more quickly;

•	adapt more swiftly to new or emerging technologies and changes in client requirements;

•	take advantage of acquisitions and other opportunities more effectively;

•	devote greater resources to the marketing and sale of their products and services; and

•	leverage existing relationships with clients and strategic partners more effectively or exploit more recognized brand names to market and sell their services.

Our current and prospective competitors are numerous and include interdealer brokerage firms, technology companies and market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity business-to-business Internet-based trading systems. On May 7, 2003, ICAP, an interdealer broker in the financial markets, completed its acquisition of the global trading operations of BrokerTec Global, a global electronic bond trading platform, creating a more significant competitor for us in electronic trading of government securities.

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

In the event we extend the application of our Interactive MatchingSM technology to conducting or facilitating auctions of consumer goods and services over the Internet, we expect to compete with both online and traditional sellers of these products and services. The market for selling products and services over the Internet is new, rapidly evolving and intensely competitive. Current and new competitors can launch new sites at a relatively low cost. We expect we will potentially compete with a variety of companies with respect to each product or service we offer. We may face competition from a number of other large Internet companies that have expertise in developing online commerce and in facilitating Internet traffic, which could choose to compete with us either directly or indirectly through affiliations with other e-commerce companies. We cannot assure you that we will be able to compete effectively with such companies.

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

If the strength of the dollar against the currencies in which we pay expenses continues to decline, our profitability could suffer.

Because eSpeed is a global business, dramatic changes in currency rates can impact our results. For example, the British Pound has appreciated significantly since the third quarter of 2003. Significant downward movements in the U.S. Dollar against currencies in which we pay expenses may have an adverse impact on our financial results if we do not have an equivalent amount of income denominated in the same currency.

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

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume and turnover. These events could have a material adverse effect on our profitability. These factors include:

•	economic and political conditions in the U.S. and elsewhere in the world;

•	terrorist attacks or war;

•	concerns over inflation and wavering institutional/consumer confidence levels;

•	the availability of cash for investment by mutual funds and other wholesale and retail investors;

•	fluctuating interest and exchange rates;

•	legislative and regulatory changes; and

•	currency values.

Our revenues may be adversely affected by changes in the U.S. Treasury markets.

Our business is highly dependent upon the volume of bonds being traded through our eSpeed® system. We believe that we have historically led the U.S. Treasury benchmark market, and our revenues are concentrated in this business. Because our business is highly concentrated in the government bond markets of the world, particularly U.S. Treasuries, our business could be impacted by factors including debt issuance, Treasury market share declines and interest rate volatility. Similarly, if we were to lose market share in the U.S. Treasury market, our revenues would be adversely affected.

Because we expect to continue to expand our operations outside of North America, we may face special economic and regulatory challenges that we may not be able to meet.

We operate electronic marketplaces throughout Europe and Asia and we plan to further expand our operations throughout these regions and other regions in the future. There are certain risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

•	less developed automation in exchanges, depositories and national clearing systems;

•	unexpected changes in regulatory requirements, tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	fluctuations in exchange rates;

•	reduced protection for intellectual property rights;

•	seasonal reductions in business activity during the summer months; and

•	potentially adverse tax consequences.

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

We are leveraging our eSpeed® system to enter new markets. We cannot assure you that we will be able to successfully adapt our proprietary software, electronic distribution networks and technology for use in other markets. Even if we do adapt our software, networks and technology, we cannot assure you that we will be able to attract clients and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities will be successful. If these efforts are not successful, we may realize less than expected earnings, which in turn could result in a decrease in the market value of our Class A common stock. Furthermore, these efforts may divert management attention or inefficiently utilize our resources. We intend to create electronic marketplaces for many vertical markets and extend into others, but there is no guarantee that we will be able to do so.

If we acquire other companies, we may not be able to integrate their operations effectively.

Our business strategy contemplates expansion through the acquisition of exchanges and other companies providing services or having technologies and operations that are complementary to ours. Acquisitions entail numerous risks, including:

•	difficulties in the assimilation of acquired operations and products;

•	diversion of management's attention from other business concerns;

•	assumption of unknown material liabilities of acquired companies;

•	amortization of acquired intangible assets, which would reduce future reported earnings; and

•	potential loss of clients or key employees of acquired companies.

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

•	the way we deal with our clients;

•	our capital requirements;

•	our financial and Securities and Exchange Commission reporting practices;

•	required record keeping and record retention procedures;

•	the licensing of our employees; and

•	the conduct of our directors, officers, employees and affiliates.

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

We anticipate, based on management's experience and current industry trends, that our existing cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, joint ventures, strategic alliances or other investments. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support our operations;

•	support more rapid growth in our business;

•	develop new or enhanced services and products;

•	respond to competitive pressures;

•	acquire complementary technologies;

•	enter into strategic alliances;

•	acquire companies with marketplace or other specific domain expertise; and

•	respond to unanticipated requirements.

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

We have registered under the Securities Act 30,000,000 shares of our Class A common stock, which are reserved for issuance upon exercise of options granted under our stock option plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. In addition, we have registered under the Securities Act 425,000 shares of our Class A common stock issuable under our stock purchase plan. We also will be issuing new shares of our Class A common stock in connection with our matching program for our 401(k) plan. The maximum number of new shares we will be issuing in connection with our 401(k) plan is $3,000 worth per employee per year.

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

As of December 31, 2003, we had repurchased an aggregate of 186,399 shares of our Class A common stock for a total of $2.1 million under our repurchase plan. The reacquired shares have been designated treasury shares and will be used for general corporate purposes. Our board of directors has authorized the repurchase of up to an additional $40.0 million of our outstanding Class A common stock. We will consider making additional stock repurchases in 2004.

Risks Related to Our Relationship with Cantor

Because we continue to depend on Cantor's business, events which adversely affect Cantor's business, including a sale, dissolution, liquidation or winding-up of Cantor, may have a material adverse effect on our revenues.

Since inception, we have recognized a significant portion of our revenues in connection with our relationship with Cantor. Consequently, our business was adversely affected by the effect of the September 11 Events on Cantor's business. See "—The events of September 11, 2001 have had and may continue to have an adverse effect on our business." In addition, any other future events which adversely affect Cantor's business or operating results, including a sale, dissolution, liquidation or winding-up of all or a material portion of Cantor's business, could have a material adverse effect on our most significant source of revenues. We also are a general creditor of Cantor to the extent that there are transaction revenues and software solutions fees owing to us from Cantor. Events that adversely affect Cantor's financial position and its ability to remit to us our share of transaction revenues and software solutions fees could have a material adverse effect on our revenues.

Conflicts of interest and competition with Cantor may arise.

Various conflicts of interest between us and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including competitive business activities, potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. Our Amended and Restated Joint Services Agreement, as currently in effect (the Joint Services Agreement), with Cantor provides that, in some circumstances, Cantor can unilaterally determine the commissions that will be charged to clients for effecting trades in marketplaces in which we collaborate with Cantor. The determination of the nature of commissions charged to clients does not affect the allocation of revenues that Cantor and we share with respect to those transactions. However, in circumstances in which Cantor determines to charge clients lower commissions, the amount that we receive in respect of our share of the commissions will be correspondingly decreased. Pursuant to our Administrative Services Agreement with Cantor, Cantor is required to obtain for us, among other things, property and casualty insurance of not less than $40 million and business interruption insurance of $25 million. Cantor has procured property insurance coverage for us covering our fixed assets and business interruption insurance of at least these coverage amounts. However, we are listed on this insurance policy as one of several insured parties, together with Cantor and several of its affiliates. This insurance policy is for aggregate amounts in excess of the amounts set forth above. The Administrative Services Agreement does not provide for the allocation of the proceeds among the named insured parties. Because Cantor controls us and the allocation of the proceeds received from insurance, Cantor may allocate the proceeds among the insured parties in a manner with which we disagree and that may have an adverse effect on our financial condition.

Four of our directors and our executive officers are either partners and/or officers of Cantor. Simultaneous service as an eSpeed director or officer and service as an officer, or status as a partner, of Cantor could create, or appear to create, potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor. Mr. Lutnick, our Chairman, President and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor. As a result, Mr. Lutnick controls Cantor. As of February 12, 2004, Mr. Lutnick controlled approximately 89.2% of the combined voting power of all classes of our voting stock. Mr. Lutnick's simultaneous service as our Chairman, President and Chief Executive Officer and his control of Cantor could create or appear to create potential conflicts of interest when Mr. Lutnick is faced with decisions that could have different implications for us and for Cantor.

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

Cantor currently is our most significant client. Cantor holds direct and indirect ownership and management interests in numerous other entities that engage in a broad range of financial services and securities-related activities. Actions taken by, and events involving, Cantor or these related companies which are perceived negatively by the securities markets, or the public generally, could have a material adverse effect on us and could affect the price of our Class A common stock. In addition, events that negatively affect the financial condition of Cantor may negatively affect us. These events could cause Cantor to lose clients that may trade in our marketplaces, could impair Cantor's ability to perform its obligations under the Joint Services Agreement, the Administrative Services Agreement and other agreements Cantor enters into with us and could cause Cantor to liquidate investments, including by selling or otherwise transferring shares of our common stock.

If we become subject to litigation and other legal proceedings, we may be harmed.

From time to time, we and Cantor may become involved in litigation and other legal proceedings relating to claims arising from our and their operations in the normal course of business. We cannot assure you that these or other litigation or legal proceedings will not materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us. See "Item 3. Legal Proceedings."

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

Our strategic and financial objectives would be adversely impacted if e-commerce adoption and usage does not continue to grow. Business-to-business use of the Internet as a medium of commerce is a recent phenomenon and is subject to a high level of uncertainty. Internet usage may be inhibited for a number of reasons, including:

•	access costs;

•	inadequate network infrastructure;

•	security concerns;

•	uncertainty of legal, regulatory and tax issues concerning the use of the Internet;

•	concerns regarding ease of use, accessibility and reliability;

•	inconsistent quality of service; and

•	lack of availability of cost-effective, high-speed service.

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

As of February 12, 2004, Cantor beneficially owned approximately 88.6% of the combined voting power of all classes of our voting stock. As long as Cantor beneficially owns a majority of the combined voting power of our common stock, it will have the ability, without the consent of the public stockholders, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change in control of our company. In certain circumstances, the shares of our Class B common stock issued to Cantor upon consummation of the formation transactions may be transferred without conversion to our Class A common stock.

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

ITEM 2.    PROPERTIES

We have offices in the U.S., U.K. and Asia. Our principal executive offices are located at 135 East 57th Street, New York, New York. We currently occupy space subleased by Cantor on a short-term basis. We paid Cantor approximately $2.4 million in 2003 for the use of this space and we expect to continue to pay at a higher rate during 2004. We and Cantor will be seeking appropriate headquarters space in the near future. Our largest presence outside of the New York metropolitan area is in London, where we have the right to use approximately 15,000 square feet of Cantor's existing office space. Our right to use this space expires at the earlier of (1) the time that Cantor's lease expires in 2016 or (2) when Cantor ceases to be an affiliate of ours and Cantor asks us to vacate. We pay Cantor approximately $1.0 million annually for use of this space. Additionally, we occupy approximately 18,750 square feet of space in our concurrent computing center in Rochelle Park, New Jersey. We pay Cantor approximately $0.7 million annually for the use of the Rochelle Park space.

ITEM 3.    LEGAL PROCEEDINGS

By Statement of Claim dated October 8, 2002, Municipal Partners, LLC (MPLLC) commenced an arbitration before the NASD against Cantor Fitzgerald Partners and Howard Lutnick (the Arbitration). Although MPLLC did not name eSpeed as a respondent in the Arbitration, MPLLC seeks, among other things, (i) a declaration that the License and Service Agreement dated January 30, 2002, between MPLLC and eSpeed is null and void and (ii) an order directing eSpeed to reimburse MPLLC for certain costs. By Order to Show Cause signed on October 30, 2002, eSpeed, Cantor Fitzgerald Partners and Howard Lutnick moved for an order staying the Arbitration in its entirety or, alternatively, staying the Arbitration insofar as it seeks relief directly or indirectly against eSpeed. By decision dated April 11, 2003, the court denied the motion to stay the arbitration. On or about March 10, 2004, MPLLC served a Notice of Entry thereby triggering our 30 day period to file an appeal.

By Summons and Complaint dated October 30, 2002, eSpeed commenced an action in New York State Supreme Court against MPLLC seeking, among other things, payment for services rendered pursuant to the License and Service Agreement and payment for eSpeed's share of certain electronic revenues of MPLLC. The parties submitted to non-binding mediation in March 2003. Although the parties engaged in informal negotiations of a resolution to the dispute after the mediation, the parties recently concluded that a settlement cannot be reached at this time.

eSpeed patent related legal proceedings

In July 2003, we filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent ICAP, PLC, Garban, LLC, its technology provider OM Technology and its parent company, OM AB ("BrokerTec") in the United States District Court for the District of Delaware. By So Ordered stipulation the parties thereafter substituted defendant OM AB with OM AB Technology and dismissed claims against BrokerTec Global, L.L.C. The suit centers on BrokerTec's infringement of U.S. Patent No. 6,560,580 issued on May 6, 2003, which expires in 2016, with respect to which eSpeed is the exclusive licensee. The patent protects some of eSpeed's proprietary systems and methods of electronic trading.

Among other things, eSpeed seeks an order from the Court directing BrokerTec to cease operations of its competing electronic trading system that infringes eSpeed's patented systems and methods. eSpeed asked the Court to enjoin or stop BrokerTec from continuing its infringement during the pendency of the lawsuit in a motion for a preliminary injunction. On or about January 14, 2004, the Court denied eSpeed's motion on the grounds that "a critical public interest in maintaining a fluid, competitive market for trading treasury securities" outweighed eSpeed's "private interest in vindicating its patent rights" during the pendency of the lawsuit. eSpeed intends to vigorously litigate to protect its intellectual property rights and defend against the counterclaims. The parties are currently engaged in discovery. A hearing is scheduled for September 3, 2004 and a jury trial is scheduled for February 7, 2005.

On December 22, 2003, we entered into a Settlement Agreement with NYMEX, to resolve the litigation related to the Wagner Patent (United States Patent No. 4,903,201). The Wagner Patent deals with automated futures trading systems in which transactions are completed by a computerized matching of bids and offers of futures contracts on an electronic platform. Under the terms of the Settlement Agreement, NYMEX will pay $8.0 million to us over a period of three years, starting with a payment of $2.0 million that was paid in the fourth quarter 2003, and $2.0 million payable per year thereafter until 2006. Pursuant to eSpeed's agreement with ETS, the former owner of the Patent, eSpeed may pay ETS 15% of these payments, and will account for related revenues under Software Solutions and Licensing Fees with Unrelated Parties ratably over the remaining life of the patent, which is approximately three years. As part of the Agreement, all parties will be released from the legal claims brought against each other without admitting liability on the part of any party. We may be paying ETS up to $1.2 million over time out of the amounts we receive under the Agreement in connection with the settlement of the NYMEX litigation. We made our first payment to ETS, in the amount of $300,000, in January 2004. The net settlement proceeds of $8 million is to be recognized as revenue ratably over the remaining useful life of the patent, through February 2007.

Cantor related legal proceedings

On or about December 30, 2003, we entered into a global settlement agreement (the Global Settlement Agreement) with Cantor Fitzgerald, LP (CFLP), CF Group Management, Inc. (CFGM), Market Data Corporation (MDC), Iris Cantor, and certain of their respective affiliates, representatives and family members. Under the terms of the Global Settlement Agreement, the parties settled and dismissed with prejudice all litigations and related actions, including claims related to (i) the actions initiated in June 2000 in the Delaware Court of Chancery regarding the claims by Iris Cantor, a company under the control of Iris Cantor referred to herein as Cantor Fitzgerald Incorporated (CFI) and Rodney Fisher, Ms. Cantor's nephew-in-law (collectively, the Iris Cantor Parties) with respect to eSpeed's exchange offer of May, 2000; (ii) the action initiated on May 16, 2000 in the Delaware Superior Court, regarding the Iris Cantor Parties claim that a $40 million payment clause in a settlement agreement relating to previous litigation was triggered by our initial public offering on December 10, 1999; and (iii) the 1998 case filed in Delaware Chancery Court by Cantor against MDC and the Iris Cantor Parties regarding MDC's use of technology for an electronic trading system to compete with Cantor's U.S. brokerage business in violation of Cantor's partnership agreement. These cases have been described in detail in our annual reports on Form 10-K for the years ended December 31, 2001 and 2002, and in our other public filings. eSpeed and the Iris Cantor Parties agreed to mutual releases of any claims in connection with the settled actions, but we otherwise have no obligations under the Global Settlement Agreement. MDC has also agreed not to compete with us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2003 Annual Meeting of Stockholders (the Annual Meeting) on October 22, 2003. At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified: Howard W. Lutnick, Lee M. Amaitis, Joseph C. Noviello, Stephen M. Merkel, John H. Dalton, William J. Moran, Henry ("Hank") Morris and Albert M. Weis.

(b) and (c) Set forth below is a description of the matters voted upon at the Annual Meeting, including the number of votes cast for, as well as the number of votes withheld and broker non-votes, as to each nominee for election as a director.

1.    Election of eight directors, each to serve until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

Name of Candidate	For	Withhold Authority	Broker Non-Votes
Howard W. Lutnick	268,830,061	10,867,921	0
Lee M. Amaitis	267,734,369	11,963,613	0
Joseph C. Noviello	269,782,476	9,915,506	0
Stephen M. Merkel	267,688,436	12,029,546	0
John H. Dalton	277,280,145	2,417,837	0
William J. Moran	277,280,145	2,417,837	0
Henry Morris	277,940,406	1,757,576	0
Albert M. Weis	277,280,145	2,417,837	0

2.    At the meeting, stockholders approved our 2003 Incentive Bonus Compensation Plan and votes were cast in the following manner: 273,993,156 votes for the plan, 1,433,108 votes against the plan, 93,324 votes abstaining, and 4,178,394 broker non-votes.

3.    At the meeting, stockholders approved our Amended and Restated 1999 Long-Term Incentive Plan and votes were cast in the following manner: 260,119,137 votes for the plan, 15,309,459 votes against the plan, 90,992 votes abstaining, and 4,178,394 broker non-votes.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Class A Common Stock

Our Class A common stock is traded on the Nasdaq National Market under the symbol "ESPD." For each quarter of the prior two years and through March 1, 2004, the high and low sales prices for our Class A common stock, as reported by Nasdaq, were as follows:

	High	Low
2002
First Quarter	$12.21	$7.91
Second Quarter	$14.10	$8.27
Third Quarter	$11.07	$7.42
Fourth Quarter	$19.90	$9.63
2003
First Quarter	$19.20	$9.33
Second Quarter	$20.00	$11.44
Third Quarter	$26.55	$16.54
Fourth Quarter	$28.24	$21.42
2004
First Quarter (through March 1, 2004)	$25.17	$18.80

On March 1, 2004, the last reported closing price of our Class A common stock on the Nasdaq National Market was $20.00 and there were 570 holders of record of our Class A common stock and two holders of record of our Class B common stock.

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

Use of Proceeds of Initial Public Offering

The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and Cantor Fitzgerald Securities, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. Of the $139.6 million raised, approximately $8.9 million has been used to fund investments in various entities, approximately $84.4 million has been used to acquire fixed assets and to pay for the development of capitalized software, approximately $27.4 million has been used to purchase intangible assets and pay for the defense of patents, $2.1 million has been used to repurchase shares of Class A common stock, and approximately $2.0 million has been used for other working capital purposes. The remaining $14.8 million has been invested in reverse repurchase agreements.

Of the amount of proceeds spent through December 31, 2003, approximately $37.5 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

Stock Repurchase

As of December 31, 2003, we had repurchased an aggregate of 186,399 shares of our Class A common stock for a total of $2.1 million under our repurchase plan. The reacquired shares have been designated treasury shares and will be used for general corporate purposes. Our board of directors has authorized the repurchase of up to an additional $40.0 million of our outstanding Class A common stock. We will consider making additional stock repurchases in 2004.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statement of operations and consolidated statement of financial condition data presented below are derived from our consolidated financial statements for the years ended December 31, 2003, 2002, 2001, 2000 and for the period from March 10, 1999 (date of commencement of operations) to December 31, 1999. The consolidated financial statements for these periods were audited by Deloitte & Touche LLP, independent auditors. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the notes thereto contained in this Report.

	Year Ended December 31,				For the period from March 10, 1999 (date of commencement of operations) to December 31, 1999
	2003	2002	2001	2000
Consolidated Statement of operations data (in thousands, except per share data):

Total revenues	$156,615	$139,238	$124,969	$91,027	$34,661
Expenses:
Compensation and employee benefits	36,114	36,499	53,437	53,963	21,502
Occupancy and equipment	31,322	24,863	29,549	21,561	10,293
Professional and consulting fees	3,519	5,658	10,568	13,036	5,149
Communications and client networks	6,714	6,335	8,109	4,589	3,355
Marketing	1,454	4,778	4,355	8,285	—
Administrative fees to related parties	10,442	9,134	9,798	6,524	1,662
Amortization of business partner and non-employee securities (1)	2,167	2,059	1,223	32,041	—
Options granted to Cantor employees (2)	—	—	—	—	2,850
Loss on unconsolidated investments (3)	—	950	3,834	—	—
Provision for September 11, 2001 events (4)	—	(1,200)	13,323	—	—
Other	11,647	7,717	8,569	9,684	2,649
Total expenses	103,379	96,793	142,765	149,683	47,460
Income (loss) before provision (benefit) for income taxes	53,236	42,445	(17,796)	(58,656)	(12,799)
Income tax provision (benefit)	17,140	479	531	406	(212)
Net income (loss)	$36,096	$41,966	$(18,327)	$(59,062)	$(12,587)
Basic earnings (loss) per share	$0.65	$0.76	$(0.34)	$(1.15)	$(0.28)
Diluted earnings (loss) per share	$0.63	$0.74	$(0.34)	$(1.15)	$(0.28)
Basic weighted average shares of common stock outstanding	55,345	54,991	54,297	51,483	44,495
Diluted weighted average shares of common stock outstanding	57,499	56,784	54,297	51,483	44,495

	December 31,
	2003	2002	2001	2000	1999
Consolidated Statement of financial condition data (in thousands):
Cash and cash equivalents	$228,500	$187,999	$159,899	$122,164	$134,846
Total assets	297,568	252,711	210,741	155,122	144,327
Total liabilities	25,883	34,256	37,559	22,864	8,815
Total stockholders' equity	271,685	218,455	173,182	132,258	135,512

(1)	See "Item 8. Financial Statements and Supplementary Data, Note 10."
(2)	Concurrent with our initial public offering, we issued options to purchase 290,320 shares of Class A common stock to Cantor employees and a consultant. The estimated fair value of the options at the time of the offering resulted in a one-time non-cash charge to us of $2,850,000
(3)	See "Item 8. Financial Statements and Supplementary Data, Note 9."
(4)	See "Item 8. Financial Statements and Supplementary Data, Note 3."

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated on June 3, 1999 as a Delaware corporation. Prior to our initial public offering, we were a wholly-owned subsidiary of, and we conducted our operations as a division of, Cantor Fitzgerald Securities, which in turn is a 99.75%-owned subsidiary of Cantor Fitzgerald, L.P. We commenced operations as a division of Cantor on March 10, 1999, the date the first fully electronic transaction using our eSpeed® system was executed. Cantor has been developing systems to promote fully electronic marketplaces since the early 1990s. Since January 1996, Cantor has used our eSpeed® system internally to conduct electronic trading.

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

As of December 31, 2003, we had an accumulated deficit of $13.3 million. This deficit primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base and from non-cash charges incurred in connection with the issuance of business partner securities, partially offset by net income generated during the years ended December 31, 2003 and 2002. We expect that we will continue to generate net income. However, in light of the rapidly changing nature of our business and the impact of the September 11 Events, we believe that period-to-period comparisons of our previously reported operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

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

We have also entered into services agreements with TradeSpark, Freedom, Municipal Partners LLC (MPLLC) and CO2e.com (CO2e) pursuant to which we provide the technology infrastructure for the transactional and technology related elements of the TradeSpark, Freedom, MPLLC and CO2e marketplaces, as well as certain other services, in exchange for specified percentages of transaction revenues from the marketplaces. In general, if a transaction is fully electronic, we receive 65% of the aggregate transaction revenues and TradeSpark or Freedom receives 35% of the transaction revenues. If TradeSpark or Freedom provides voice-assisted brokerage services with respect to a transaction, then we receive 35% of the revenues and TradeSpark or Freedom receives 65% of the revenues. We and MPLLC each receive 50% of the fully electronic revenues related to municipal bonds. Our agreement with CO2e provides that we receive 50% of CO2e's fully electronic revenues and 15% of CO2e's voice-assisted and open outcry revenues until December 2003; thereafter we will receive 20% of voice-assisted and open outcry revenues. With respect to our equity order routing business, conducted for Cantor, we and Cantor each receive 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. On any eSpeed equity order routing business that is not conducted for Cantor, we will receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues. With respect to (i) certain network access facilities services agreements and (ii) other circumstances in which Cantor refers network access facility services business to us, 60% of net revenues from such business would be paid to Cantor and 40% of such revenues would be paid to us, after deduction of all sales commissions, marketing helpdesk, clearing and direct third-party costs, including circuits and maintenance.

We have pursued an aggressive strategy to convert most of Cantor's financial marketplace products to our eSpeed® system and, with the assistance of Cantor, to continue to create new markets and convert new clients to our eSpeed® system. The process of converting these marketplaces includes modifying existing trading systems to allow for transactions to be entered directly from a client location, signing an agreement with the client, installing the hardware and software at the client location and establishing communication lines between us and the client. Other than Cantor, no client of ours accounted for more than 10% of our transaction revenues from our date of inception through December 31, 2003. As a result of the September 11 Events and the resulting loss of voice brokers, Cantor's U.S. operations were reduced, including the trading by it of certain U.S. financial products. Cantor also sold the assets of its municipal bond business in the first quarter of 2002 after that business ceased operations on September 11, 2001, but acquired a special interest in MPLLC, the entity that acquired the assets. Cantor has not yet fully determined which financial product marketplaces it will re-enter. In addition, Cantor's business product development activity continues to be reduced due to the September 11 Events. If Cantor determines not to re-enter its affected businesses, exits additional businesses or does not continue to develop new products or enter into new businesses, we will likely be adversely affected.

Critical Accounting Policies and Estimates

The following discussion is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. Actual results may differ from our estimates as a result of the occurrence of future events or changes in conditions that affected our judgments or estimates.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Provision for September 11 Events

We recorded an expense of $13.3 million in the year ended December 31, 2001 for the costs that we had incurred or expected to incur and for assets that were destroyed or impaired as a result of the September 11 Events. Due to the extent of the loss of life and the destruction of assets, the effect of the September 11 Events required us to make estimates and judgments in an uncertain environment.

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

On September 11, 2001, we had property and casualty insurance coverage in the amount of $40.0 million. As a result of the September 11 Events, fixed assets with a book value of approximately $17.8 million were destroyed. We have recovered these losses through $20.5 million of property insurance proceeds and, as such, have not recorded a net loss related to the destruction of its fixed assets

During 2002, we received and recognized as income $12.8 million of the $40.0 million business interruption insurance recovery received by Cantor. This allocation was based on an analysis prepared by an independent consultant.

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. We will be entitled to up to $19.5 million of these proceeds as replacement assets are purchased in the future, depending on the ultimate replacement value of the assets destroyed. A gain may be recorded based on the amount allocated by Cantor to us. However, we cannot currently estimate the amount or timing of any such gain, and accordingly, no gains on replacement of fixed assets have been recorded during the period. We expect to incur significant costs in relation to the replacement of fixed assets lost on September 11, 2001 when we build permanent infrastructure in connection with a planned move to new headquarters in 2004.

Grants

In December 2003 and early 2004, Cantor and one of its affiliates received grants from the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program. Both grant agreements contain certain recapture terms and contingencies, primarily in relation to establishing and maintaining premises and maintaining certain levels of employment in New York City in the future. No determination has been made to date as to the location of the premises of Cantor or us, the anticipated levels of employment or the amount, if any, that may ultimately benefit us or by what method such benefit may be provided.

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

Patents

We capitalized the costs associated with the purchase of patents. In order to perfect and defend our rights under the patents, we have incurred substantial legal costs. We have capitalized such legal costs, thereby increasing the carrying value of the patents. These capitalized costs, and the original purchase price of the patents, are amortized over the remaining life of the patent to which they relate, and are reflected net of accumulated amortization as an asset in our statements of financial condition. In addition, we have capitalized the costs associated with the filing of various patents. These costs are amortized on a straight-line basis over a period not to exceed three years, and are also reflected net of accumulated amortization as an asset in our statements of financial condition. We believe the inherent value of the patents exceeds their carrying value. However, if the rights afforded us under the patents are not enforced or if the patents do not provide the competitive advantages that we anticipated at the time of purchase, we may have to write-down the patents, and such charges could be substantial.

Capitalized software costs

We capitalize the direct costs of employees who are engaged in creating software for internal use. This treatment requires us to estimate the portion of the employees' efforts, which directly produce new software, including design, coding, installation and testing activities, or provide additional functionality to existing software.

In our judgment, these employee-related costs serve to create or enhance valuable software. Our current policy is to capitalize these costs and amortize them over their estimated economic useful life of three years on a straight-line basis. However, if the costs incurred to produce the software are ultimately deemed to exceed the benefit that the software provides, we may have to write-down the capitalized software costs, and such charges could be substantial.

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

The value of these business partner securities issued establishes either the basis of assets acquired in exchange for the instruments, or an expense, which is, or will be, recognized in conjunction with the issuance.

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

RESULTS OF OPERATIONS

Highlights

Comparison of the years ended December 31, 2003 and 2002

Diluted earnings per share decreased $0.11 from $0.74 to $0.63. During the year ended December 31, 2002, we recognized a $12.8 million gain, or approximately $0.23 per diluted share, relating to business interruption insurance proceeds following the September 11 Events. During the year ended December 31, 2003, we recorded an income tax provision of $17.1 million, or approximately $0.30 per diluted share, corresponding to a 39.3% consolidated effective tax rate adjusted to reflect our recognition of the benefit from our remaining net operating loss (NOL) carry forward in the first quarter of 2003. For the same period a year earlier, income taxes were minimal due to our NOL.

For the year ended December 31, 2003, transaction revenues with related parties were $130.1 million, an increase of 23% as compared to transaction revenues with related parties of $105.8 million for the same period a year earlier. Volumes transacted on our system per trading day increased 21%. For the year ended December 31, 2003, 85% of our transaction revenues were generated from fully electronic transactions.

Comparison of the years ended December 31, 2002 and 2001

Diluted earnings per share increased $1.08 from a $(0.34) loss in 2001 to earnings of $0.74 in 2002. On September 11, 2001, our principal place of business at One World Trade Center was destroyed. In 2001, we recorded a $13.3 million provision for the September 11 Events, or $0.25 per diluted share. At December 31, 2002, we had 319 employees. However, prior to the September 11 Events, we had 492 employees. As a result, compensation and employee benefits decreased $16.9 million, or approximately $0.30 per diluted share, from $53.4 million for the year ended December 31, 2001 to $36.5 million for the 2002 period. In addition, during the year ended December 31, 2002, we recognized a $12.8 million gain, or approximately $0.23 per diluted share, relating to business interruption insurance proceeds following the September 11 Events.

Revenues

The following table sets forth our revenues for the periods indicated:

	Year Ended December 31, 2003	Percentage of Total Revenues	Year Ended December 31, 2002	Percentage of Total Revenues	Year Ended December 31, 2001	Percentage of Total Revenues
	(in thousands)		(in thousands)		(in thousands)
Transaction revenues with related parties
Fully electronic transactions	$110,015	70.3%	$88,039	63.3%	$75,430	60.4%
Voice-assisted brokerage transactions	19,505	12.4	17,552	12.6	22,553	18.1
Screen-assisted open outcry transactions	538	0.3	190	0.1	385	0.3
Total transaction revenues with related parties	130,058	83.0	105,781	76.0	98,368	78.8
Software Solutions fees from related parties	15,124	9.7	13,207	9.5	16,283	13.0
Software Solutions and licensing fees from unrelated parties	9,125	5.8	4,512	3.2	1,962	1.6
Business interruption insurance proceeds from parent	—	0.0	12,833	9.2	—	0.0
Gain on replacement of fixed assets	—	0.0	—	0.0	2,680	2.1
Interest income	2,308	1.5	2,905	2.1	5,676	4.5
Total Revenues	$156,615	100.0%	$139,238	100.0%	$124,969	100.0%

Revenues — Comparison of the years ended December 31, 2003 and 2002

Transaction revenues with related parties

For the year ended December 31, 2003, we earned transaction revenues with related parties of $130.1 million, an increase of 23% as compared to transaction revenues with related parties of $105.8 million for the year ended December 31, 2002. There were 250 trading days in both the year ended December 31, 2003 and the year ended December 31, 2002. Transaction revenues per trading day increased by $97,000, or 23%, from $423,000 for the year ended December 31, 2002 to $520,000 for the 2003 period. Volumes transacted on our system increased by $7,484 billion (approximately $7.5 trillion), or 21%, from $35,057 billion (approximately $35.0 trillion) for the year ended December 31, 2002 to $42,541 billion (approximately $42.5 trillion) for the year ended December 31, 2003. This increase resulted primarily from favorable market conditions in the United States and in Europe, where market fluctuations drove increases in our product volumes and transactions counts, as well as continued adoption of our new software enhancements. For the year ended December 31, 2003, 85% of our transaction revenues were generated from fully electronic transactions as compared to 83% for the same period in 2002.

Our revenues are highly dependent on transaction volume in the global financial product markets. Accordingly, among other things, equity market volatility, economic and political conditions in the United States of America and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. In addition, a significant amount of our revenues is currently received in connection with our relationship with Cantor. Consequently, our revenues have been negatively affected by the effect of the September 11 Events on Cantor and may continue to be negatively affected in the future if Cantor's business continues to suffer due to the September 11 Events or otherwise.

Software Solutions fees from related parties

Software Solutions fees from related parties for the year ended December 31, 2003 were $15.1 million as compared to Software Solutions fees from related parties of $13.2 million for the year ended December 31, 2002, an increase of 14%. This increase resulted from an increase in demand for our support services from Cantor.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the year ended December 31, 2003 were $9.1 million as compared to Software Solutions and licensing fees from unrelated parties of $4.5 million for the same period a year ago, a 102% increase, due primarily to licensing fees earned from IntercontinentalExchange for use of the Wagner Patent and licensing fees earned as part of the Wagner Patent settlement agreements, as more fully described in Note 5 of our consolidated financial statements. We anticipate that as we license our software and patents to additional market participants, our revenues from Software Solutions and licensing fees from unrelated parties will continue to grow.

Business interruption insurance proceeds from parent

In 2002, we recognized $12.8 million as our portion of the $40.0 million business interruption insurance recovery received by Cantor following the September 11 Events. There was no such revenue in 2003.

Interest income

For the year ended December 31, 2003, the blended weighted average interest rate on overnight reverse repurchase agreements and tax-free municipal bonds was 1.0% as compared to a 1.7% weighted average interest rate on overnight reverse repurchase agreements for the year ended December 31, 2002. As a result of the decrease in the average interest rate, partially offset by an increase in average balances between periods, we generated interest income of $2.3 million for the year ended December 31, 2003 as compared to $2.9 million for the year ended December 31, 2002, a decrease of 21%.

Revenues — Comparison of the years ended December 31, 2002 and 2001

Transaction revenues with related parties

For the year ended December 31, 2002, we earned $105.8 million in transaction revenues with related parties, an 8% increase over transaction revenues with related parties of $98.4 million for the year ended December 31, 2001. For the year ended December 31, 2002, 83% of our transaction revenues were generated from fully electronic transactions, as compared to 77% for the same period in 2001.

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

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the year ended December 31, 2002 were $4.5 million as compared with $2.0 million for the year ended December 31, 2001, an increase of 125%, due primarily to licensing fees earned in 2002 from InterContinentalExchange for use of the Wagner Patent and licensing fees earned as part of the Wagner Patent Settlement Agreement, as more fully described in Note 5 of our consolidated financial statements.

Business interruption insurance proceeds from parent

During the year ended December 31, 2002, we received and recognized as revenue $12.8 million as our portion of the $40.0 million business interruption insurance recovery received by Cantor. This allocation was based on an analysis prepared by an independent consultant. There was no such revenue in 2001.

Gain on replacement of assets

Our assets in the World Trade Center were destroyed as a result of the September 11 Events. Such assets were covered by insurance policies, which provide for reimbursement for replacement cost if such destroyed assets are replaced. To the extent that replacement cost exceeds the carrying value of such replaced equipment, the excess results in a gain. For the year ended December 31, 2001, we recognized $2.7 million of such gains. No additional proceeds were received in 2002 and, accordingly, no gains were recognized in 2002.

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

Expenses

The following table sets forth our expenses for the periods indicated:

	Year Ended December 31, 2003 (in thousands)	Percentage of Total Expenses	Year Ended December 31, 2002 (in thousands)	Percentage of Total Expenses	Year Ended December 31, 2001 (in thousands)	Percentage of Total Expenses
Compensation and employee benefits	$36,114	35.0%	$36,499	37.7%	$53,437	37.4%
Occupancy and equipment	31,322	30.3	24,863	25.7	29,549	20.7
Professional and consulting fees	3,519	3.4	5,658	5.9	10,568	7.4
Communications and client networks	6,714	6.5	6,335	6.6	8,109	5.7
Marketing	1,454	1.4	4,778	4.9	4,355	3.1
Administrative fees to related parties	10,442	10.1	9,134	9.4	9,798	6.9
Amortization of business partner and non-employee securities	2,167	2.1	2,059	2.1	1,223	0.9
Loss on unconsolidated investments	—	0.0	950	0.9	3,834	2.7
Provision for September 11 Events	—	0.0	(1,200)	(1.2)	13,323	9.3
Other	11,647	11.2	7,717	8.0	8,569	5.9
Total Expenses	$103,379	100.0%	$96,793	100.0%	$142,765	100.0%

Expenses — Comparison of the years ended December 31, 2003 and 2002

Compensation and employee benefits

At December 31, 2003, we had 335 employees, which was an increase from the 319 employees we had at December 31, 2002. For the year ended December 31, 2003, our compensation costs were $36.1 million as compared to compensation costs of $36.5 million for the same period a year earlier. This $0.4 million decrease, or 1%, in compensation costs resulted mainly from an increase in the percentage of time spent by certain employees on software application development, partially offset by costs from additional headcount. The costs associated with such software application development are capitalized and amortized over the associated application's estimated useful life of three years.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees. We expect that our future compensation costs will increase depending, in part, upon a variety of factors, including our incremental revenue growth.

Occupancy and equipment

Occupancy and equipment costs were $31.3 million for the year ended December 31, 2003, a $6.4 million increase, or 26%, as compared to occupancy and equipment costs of $24.9 million for the year ended December 31, 2002. The increase was primarily caused by the occupancy and build-out of our temporary corporate headquarters in New York City.

Occupancy expenditures primarily consist of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. We moved into our temporary corporate headquarters in New York City during the second quarter of 2002. The lease for our temporary headquarters will expire on June 30, 2004, and at this time management is evaluating various alternative locations. Although we believe that equipment costs will increase in the future as we replace lost equipment, we anticipate that such equipment costs will remain below those incurred prior to the September 11 Events. We expect a portion of our capital expenditures to be covered by insurance proceeds from our property and casualty insurance coverage.

Professional and consulting fees

Professional and consulting fees were $3.5 million for the year ended December 31, 2003 as compared to $5.7 million for the year ended December 31, 2002, a decrease of 39%, primarily due to a decrease in legal fees and contract employee personnel costs.

Communications and client networks

Communications costs were $6.7 million for the year ended December 31, 2003 as compared to $6.3 million for the same period a year earlier, a $0.4 million or 6% increase. Cost controls resulted in reductions in communications rates and usage charges, which were more than offset by additional client networks charges as we processed increased volumes of transactions and continued to add new clients.

Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to connect additional customers to our network.

Marketing

We incurred marketing expenses of $1.5 million in fiscal 2003 as compared to marketing expenses during the year ended December 31, 2002 of $4.8 million, a $3.3 million decrease, resulting from a planned reduction in marketing costs. Marketing expenses in the 2002 period were higher primarily as the result of the development of a major advertising campaign.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties amounted to $10.4 million for the year ended December 31, 2003, a 14% increase over the $9.1 million of such fees for the year ended December 31, 2002.

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

Charges in relation to the amortization of such securities were $2.2 million for the year ended December 31, 2003, a slight increase over the $2.1 million recorded in fiscal 2002. This increase resulted primarily from the amortization of the value of warrants issued under an agreement executed with a business partner in August 2002, offset by the termination of another warrant agreement in July 2003, for which amortization was recorded in the 2002 period. We believe period-to-period comparisons are not meaningful, as these transactions do not recur on a regular basis.

Other expenses

Other expenses consist primarily of amortization of intangible assets, which totaled $5.3 million for the year ended December 31, 2003, insurance costs and travel, promotional and entertainment expenditures. For the year ended December 31, 2003, other expenses were $11.6 million, an increase of $3.9 million, or 51%, as compared to other expenses of $7.7 million for the year ended December 31, 2002, principally due to increases in business-related insurance costs and a $2.0 million increase in the amortization of intangible assets as we continue to devote significant resources to the establishment, perfection and protection of our intellectual property portfolio.

Income taxes

During the year ended December 31, 2003, we recorded an income tax provision of $17.1 million corresponding to a 39.3% effective tax rate adjusted to reflect the recognition of a $2.8 million benefit from an NOL carry forward in the first quarter of 2003. During the same period a year earlier, income taxes were minimal due to the benefit of our NOL carry forward. Our consolidated effective tax rate can vary from period to period depending on, among other factors, permanent differences and the geographic and business mix of our earnings.

Expenses — Comparison of the years ended December 31, 2002 and 2001

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

Administrative fees to related parties

Administrative fees paid to related parties amounted to $9.1 million for the year ended December 31, 2002, a 7% decrease over the $9.8 million of such fees for the year ended December 31, 2001. Overall, administrative fees decreased in the months following the September 11 Events as compared to the months prior to the September 11 Events.

Amortization of business partner and non-employee securities

Amortization of business partner and non-employee securities was $2.1 million for the year ended December 31, 2002, an increase of 75% as compared to the $1.2 million charges for the year ended December 31, 2001. This increase resulted from a full year of amortization on warrants that were issued under agreements with two business partners during 2001. Amortization on warrants issued under an agreement executed with a business partner in August 2002 further contributed to this increase.

Loss on unconsolidated investments

In 2002, we wrote down our investment in Tradespark by $950,000 to its net realizable value.

Provision for September 11 Events

We recorded an expense of $13.3 million in the year ended December 31, 2001 to reflect our estimate of the costs incurred or expected to be incurred and assets impaired as a direct result of the September 11 Events. For the year ended December 31, 2002, the remaining accrual related to the September 11 Events of $1.2 million was reversed.

Other

For the year ended December 31, 2002, other expenses were $7.7 million, a decrease of 10% as compared to other expenses of $8.6 million for the year ended December 31, 2001. The decrease resulted primarily from the decrease in recruitment fees.

Income taxes

Income taxes in 2002 were minimal due to the benefit of our NOL carry forward.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from January 1, 2001 to December 31, 2003. Results of any period are not necessarily indicative of results for a full year.

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data):
Total revenues	$34,043	$39,079	$44,270	$39,223
Total expenses	24,663	25,577	27,955	25,184
Income before income tax provision	9,380	13,502	16,315	14,039
Income tax (benefit) provision	(95)	5,400	6,353	5,482
Net income	$9,475	$8,102	$9,962	$8,557
Diluted earnings per share	$0.17	$0.14	$0.17	$0.15

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data):

Total revenues	$30,033	$43,449	$32,979	$32,777
Total expenses	24,063	23,644	25,191	23,895
Income before income tax provision	5,970	19,805	7,788	8,882
Income tax provision	114	114	122	129
Net income	$5,856	$19,691	$7,666	$8,753
Diluted earnings per share	$0.10	$0.35	$0.14	$0.15

	2001 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data):
Total revenues	$31,888	$34,080	$28,191	$30,810
Total expenses	34,080	34,893	50,913	22,879
Income (loss) before income tax provision	(2,192)	(813)	(22,722)	7,931
Income tax provision	100	158	129	144
Net income (loss)	$(2,292)	$(971)	$(22,851)	$7,787
Diluted earnings (loss) per share	$(0.04)	$(0.02)	$(0.42)	$0.14

Seasonality

The financial markets in which we operate are generally affected by seasonality. Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slowdown in the business environment and, therefore, transaction volume levels may decrease during those periods. However, the anticipated slowdown in the third quarter of 2003 did not occur because of volatility in the global markets. During the fourth quarter of 2003 and 2002, the timing of the holidays contributed to a slowdown in transaction volume.

Liquidity and Capital Resources

At December 31, 2003, we had cash and cash equivalents of $228.5 million, an increase of $40.5 million as compared to December 31, 2002. During the year ended December 31, 2003, our operating activities provided cash of $57.1 million. We also used net cash of $25.5 million resulting from purchases of fixed assets and intangible assets, capitalization of software development costs and patent registration and defense costs, partially offset by proceeds from fixed asset sales. In addition, we used $1.9 million to repurchase shares of our Class A common stock and realized $11.8 million from exercises of employee stock options and business partner warrants, $1.0 million of which was receivable at December 31, 2003 and was received in the subsequent month.

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

As of December 31, 2003, we had repurchased 186,399 shares of our Class A common stock for a total of $2.1 million under our repurchase plan. Our board of directors has authorized the repurchase of up to an additional $40.0 million of our outstanding Class A common stock.

We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel with our anticipated move into new headquarters. Our property and casualty insurance coverage may mitigate our capital expenditures for the near term. During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. We will be entitled to up to $19.5 million of these proceeds as replacement assets are purchased in the future, depending on the ultimate replacement value of the assets destroyed. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

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

Aggregate Contractual Obligations

As of December 31, 2003, our significant contractual obligations were to Cantor under operating leases, principally related to office space and computer equipment, and amounted to $22.4 million and consisted of the following minimum rental payments:

2004	2005	2006	2007	2008	2009 and thereafter
(in thousands)
$2,401	$1,713	$1,704	$1,712	$1,712	$13,151

As of December 31, 2003, we did not have any long-term debt.

Off-Balance Sheet Arrangements

As of December 31, 2003, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires companies to recognize legal obligations associated with the future retirement of tangible long-lived assets at its fair value. Asset retirement obligations are then realized through earnings over the economic life of the long-lived asset. We adopted SFAS 143 as of January 1, 2003 and there was no material impact on the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces the guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". We adopted SFAS 146 as of the beginning of fiscal year 2003, which had no material impact on the consolidated financial statements.

On November 25, 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" (FIN 45). FIN 45 requires guarantors to disclose their obligations under certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosures were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the identification of variable interest entities and the assessment of interests in a variable interest entity to decide whether to consolidate that entity. Variable interest entities are identified by reviewing our equity investments at risk, our ability to make decisions about an entity's activities and the obligation to absorb an entity's losses or right to receive expected residual results. In October 2003, the FASB clarified and modified certain of the provisions of FIN 46. The proposed clarifications and modifications would apply in financial statements for the first period ending after December 15, 2003. The adoption of FIN 46 on December 31, 2003 did not have a material effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150), which establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 on July 1, 2003 did not have a material effect on the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2003, we had invested $173.2 million of our cash in securities purchased under reverse repurchase agreements, which are fully collateralized by U.S. Government securities held in a custodial account at JP Morgan Chase. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. Additionally, at December 31, 2003, we had invested $50.0 million in a tax-free municipal bond fund held at one-week durations. This fund solely invests in the highest rated short-term municipal fixed income products.

We generally do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our cash in a manner that provides us with the appropriate level of liquidity.

We are a global business, have operations in North America, Europe and Asia, and are therefore exposed to currency exchange rate between the U.S. Dollar and the Canadian Dollar, British Pound Sterling, Euro, Hong Kong Dollar and Japanese Yen. For example, the British Pound Sterling appreciated significantly since the third quarter of 2003. Significant downward movements in the U.S. Dollar against currencies in which we pay expenses may have an adverse impact on our financial results if we do not have an equivalent amount of income denominated in the same currency. We have not engaged in derivative financial instruments as a means of hedging this risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eSPEED, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of eSpeed, Inc.:

We have audited the accompanying consolidated statements of financial condition of eSpeed, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

March 10, 2004
New York, New York

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	December 31,
	2003	2002
Assets
Cash and cash equivalents.	$228,500	$187,999
Fixed assets, net.	34,467	26,383
Investments.	11,449	11,175
Intangible assets, net	18,927	19,528
Receivable from related parties	1,518	5,266
Other assets	2,707	2,360
Total Assets	$297,568	$252,711
Liabilities and Stockholders' Equity
Liabilities:
Payable to related parties	$6,323	$18,857
Accounts payable and accrued liabilities	19,560	15,399
Total Liabilities	25,883	34,256
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized, 8,000,600 and 8,000,750 shares issued and outstanding at December 31, 2003 and 2002, respectively	80	80
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 30,953,867 and 29,783,682 shares issued at December 31, 2003 and 2002, respectively	310	298
Class B common stock, par value $.01 per share; 100,000,000 shares authorized; 25,139,270 and 25,388,814 shares issued and outstanding at December 31, 2003 and 2002, respectively	251	254
Additional paid-in capital	287,593	270,656
Unamortized expense of business partner and non-employee securities	(1,192)	(3,252)
Treasury stock, at cost: 186,399 and 24,600 shares of Class A common stock at December 31, 2003 and 2002, respectively	(2,094)	(222)
Accumulated deficit	(13,263)	(49,359)
Total stockholders' equity	271,685	218,455
Total liabilities and stockholders' equity	$297,568	$252,711

See notes to the consolidated financial statements.

eSpeed, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$110,015	$88,039	$75,430
Voice-assisted brokerage transactions	19,505	17,552	22,553
Screen-assisted open outcry transactions	538	190	385
Total transaction revenues with related parties	130,058	105,781	98,368
Software Solutions fees from related parties	15,124	13,207	16,283
Software Solutions and licensing fees from unrelated parties	9,125	4,512	1,962
Business interruption insurance proceeds from parent	—	12,833	—
Gain on replacement of fixed assets	—	—	2,680
Interest income	2,308	2,905	5,676
Total revenues	156,615	139,238	124,969
Expenses:
Compensation and employee benefits	36,114	36,499	53,437
Occupancy and equipment	31,322	24,863	29,549
Professional and consulting fees	3,519	5,658	10,568
Communications and client networks	6,714	6,335	8,109
Marketing	1,454	4,778	4,355
Administrative fees to related parties	10,442	9,134	9,798
Amortization of business partner and non-employee securities	2,167	2,059	1,223
Loss on unconsolidated investments	—	950	3,834
Provision for September 11 Events	—	(1,200)	13,323
Other	11,647	7,717	8,569
Total expenses	103,379	96,793	142,765
Income (loss) before income tax provision	$53,236	$42,445	$(17,796)
Income tax provision	17,140	479	531
Net income (loss)	$36,096	$41,966	$(18,327)
Earnings (loss) per share:
Basic	$0.65	$0.76	$(0.34)
Diluted	$0.63	$0.74	$(0.34)
Basic weighted average shares of common stock outstanding	55,345	54,991	54,297
Diluted weighted average shares of common stock outstanding	57,499	56,784	54,297

See notes to the consolidated financial statements

eSpeed, Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss).	$36,096	$41,966	$(18,327)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,044	14,191	5,975
Amortization of business partner and non-employee securities	2,167	2,059	1,223
Equity in net loss of unconsolidated investments	185	190	148
Loss on unconsolidated investments	—	950	3,834
Deferred income tax expense	4,159	—	—
Tax benefit from stock option and warrant exercises	4,870	—	—
Issuance of securities under employee benefit plans	256	52	441
Gain on replacement of fixed assets	—	—	(2,680)
Provision for September 11 Events	—	(1,200)	13,323
Changes in operating assets and liabilities:
Receivable from related parties	3,748	3,021	(5,730)
Other assets	215	313	476
Payable to related parties	(12,534)	3,701	1,182
Accounts payable and accrued liabilities	(123)	(6,495)	3,762
Net cash provided by operating activities	57,083	58,748	3,627
Cash flows from investing activities:
Purchase of fixed assets	(10,943)	(9,770)	(12,902)
Sale of fixed assets	2,752	—	—
Capitalization of software development costs	(12,628)	(8,332)	(7,358)
Purchase of patents and capitalization of related legal costs	(4,710)	(13,741)	(8,933)
Insurance claim proceeds resulting from destruction of fixed assets	—	—	20,476
Purchases of investments	—	—	(2,910)
Cash payment for TreasuryConnect LLC	—	—	(171)
Net cash used in investing activities	(25,529)	(31,843)	(11,798)
Cash flows from financing activities:
Proceeds from exercises of stock options and warrants	11,838	1,195	414
Receivable from broker on stock option exercises	(1,019)	—	—
Repurchase of Class A common stock	(1,872)	—	(222)
Proceeds from issuances of securities	—	—	48,340
Payments for issuance related expenses	—	—	(2,626)
Net cash provided by financing activities	8,947	1,195	45,906
Net increase in cash and cash equivalents	40,501	28,100	37,735
Cash and cash equivalents, beginning of year	187,999	159,899	122,164
Cash and cash equivalents, end of year	$228,500	$187,999	$159,899
(continued)

	Year Ended December 31,
	2003	2002	2001
Supplemental cash information:
Cash paid for income taxes	$7,167	—	—
Cash paid for interest	—	—	—
Supplemental disclosure of non-cash activities:
Issuance of Class A common stock in exchange for investment			$6,971
Issuance of Class A common stock in exchange for intangible asset			$500
Issuance of warrants in exchange for intangible asset			$197
Cancellation of subscription receivable			$1,250
Acquisition of TreasuryConnect:
Fixed assets			$1,000
Goodwill			3,185
Total fair value of assets			4,185
Less issuance of Class A common stock			(4,014)
Cash paid			$171

See notes to the consolidated financial statements

eSpeed, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands, except share amounts)

	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Subscription receivable	Unamortized expense of business partner securities	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2001	$80	$164	$356	$205,907	$(1,250)	$—	$—	$(72,998)	$132,259
Conversion of Class B common stock to Class A common stock (7,165,743 shares)		72	(72)						—
Secondary public offering of Class A common stock (2,500,000 shares)		25		47,725					47,750
Costs of issuance of securities				(2,626)					(2,626)
Issuance of Class A common stock (534,046 shares)		5		11,697					11,702
Issuance of business partner securities				3,786		(3,589)			197
Issuance of preferred stock (750 shares)	—			111					111
Amortization of business partner securities				215		897			1,112
Issuance of Class A common stock for Deferral Plan match (14,050 shares)		—		224					224
Issuance of Class A common stock under the ESPP (44,168 shares)		—		589					589
Issuance of Class A common stock from exercises of options (18,833 shares)		—		414					414
Cancellation of subscription receivable (28,374 shares)		—		(1,250)	1,250				—
Repurchase of Class A common stock (24,600 shares)							(222)		(222)
Net loss								(18,327)	(18,327)
Balance, December 31, 2001	$80	$266	$284	$266,792	$—	$(2,692)	$(222)	$(91,325)	$173,183
Conversion of Class B common stock to Class A common stock (2,965,900 shares)		30	(30)						—
Issuance of business partner securities				2,190		(2,190)			—
Amortization of business partner securities				429		1,630			2,059
Issuance of Class A common stock from exercises of options (224,010 shares)		2		1,193					1,195

See notes to consolidated financial statements

	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Subscription receivable	Unamortized expense of business partner securities	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Issuance of Class A common stock for Deferral Plan match (5,814 shares)		—		52					52
Net income								41,966	41,966
Balance, December 31, 2002	$80	$298	$254	$270,656	$—	$(3,252)	$(222)	$(49,359)	$218,455
Conversions of Class B common stock to Class A common stock (249,544 shares)		3	(3)						—
Issuance of non-employee securities				285		(285)			—
Amortization of business partner and non-employee securities				(178)		2,345			2,167
Issuance of Class A common stock from exercises of options and warrants (913,202 shares)		9		11,829					11,838
Tax benefit from stock option and warrant exercises				4,870					4,870
Issuance of Class A common stock for Deferral Plan match (7,439 shares) and other, net		—		131					131
Repurchase of Class A common stock (161,799 shares)							(1,872)		(1,872)
Net income								36,096	36,096
Balance, December 31, 2003	$80	$310	$251	$287,593	$—	$(1,192)	$(2,094)	$(13,263)	$271,685

See notes to consolidated financial statements

eSPEED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

eSpeed, Inc. (eSpeed or, together with its wholly owned subsidiaries, the Company) primarily engages in the business of operating interactive electronic marketplaces designed to enable market participants to trade financial and non-financial products more efficiently and at a lower cost than traditional trading environments permit.

The Company is a subsidiary of Cantor Fitzgerald Securities (CFS), which in turn is a 99.75% owned subsidiary of Cantor Fitzgerald, L.P. (CFLP or, together with its subsidiaries, Cantor). eSpeed commenced operations on March 10, 1999 as a division of CFS. eSpeed is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering.

The Company's financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements reflect all normal recurring adjustments, which are in the opinion of management, necessary for a fair presentation of the results. Certain reclassifications and format changes have been made to prior year information to conform to the current year presentation.

2.    Summary of Significant Accounting Policies

Use of Estimates:    The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the financial statements. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent. Estimates, by their nature, are based on judgment and available information. As such, actual results could differ from the estimates included in these financial statements.

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

Cash and Cash Equivalents:    The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of securities purchased under agreements to resell (reverse repurchase agreements) and a tax-free municipal bond fund held at one-week durations. Reverse Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount deposited. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return amounts deposited when appropriate.

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

Investments:    The Company accounts for its investments in equity and debt securities pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Investments in which the Company has significant influence are accounted for using the equity method.

Intangible Assets:    Intangible assets consist primarily of purchased patents. The costs incurred in filing and defending patents are capitalized when management believes such costs serve to enhance the value of the patent. Capitalized costs related to the filing of patents are generally amortized on a straight-line basis over a period not to exceed three years. The cost of acquired patents is amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized costs related to the defense of the Company's rights under a patent are generally amortized over the remaining life of such patent.

Stock-Based Compensation:    Pursuant to guidelines contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" (SFAS 123), the Company records no expense for stock options issued to employees as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table represents the effect had the Company accounted for the options in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123:

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net income, as reported	$36,096	$41,966	$(18,327)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $5,530, $0 and $0 of taxes for the years ended December 31, 2003, 2002 and 2001, respectively.	(11,644)	(17,062)	(37,021)
Net income, pro forma	$24,452	$24,904	$(55,348)
Basic weighted average shares of common stock outstanding	55,345	54,991	54,297
Diluted weighted average shares of common stock outstanding	57,499	56,784	54,297
Earnings per share:
Basic — as reported	$0.65	$0.76	$(0.34)
Basic — pro forma	$0.44	$0.45	$(1.02)
Diluted — as reported	$0.63	$0.74	$(0.34)
Diluted — pro forma	$0.43	$0.44	$(1.02)

Effective April 1, 2003, the Company started a provision for recording income taxes at the statutory federal and state rates adjusted for differences related to the Company's activities. In 2002 and 2001, income taxes were minimal due to the benefit of net operating loss carry forwards. The Company applied these effective tax rates in computing the above pro forma information for the respective periods.

The following table presents the assumptions that were used in the Black-Scholes option pricing model for the respective periods:

Year	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2003	2.40%	3.12	64%	None
2002	2.43%	3.07	69%	None
2001	3.26%	3.08	80%	None

Income Taxes:    Income taxes are accounted for on the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires companies to recognize legal obligations associated with the future retirement of tangible long-lived assets at its fair value. Asset retirement obligations are then realized through earnings over the economic life of the long-lived asset. The Company adopted SFAS 143 as of January 1, 2003 and there was no material impact on the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces the guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company adopted SFAS 146 as of the beginning of fiscal year 2003, which had no material impact on the consolidated financial statements.

On November 25, 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" (FIN 45). FIN 45 requires guarantors to disclose their obligations under certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosures were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the identification of variable interest entities and the assessment of interests in a variable interest entity to decide whether to consolidate that entity. Variable interest entities are identified by reviewing the Company's equity investments at risk, the Company's ability to make decisions about an entity's activities and the obligation to absorb an entity's losses or right to receive expected residual results. In October 2003, the FASB clarified and modified certain of the provisions of FIN 46. The proposed clarifications and modifications would apply in financial statements for the first period ending after December 15, 2003. The adoption of FIN 46 on December 31, 2003 did not have a material effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150), which establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 on July 1, 2003 did not have a material effect on the consolidated financial statements.

3.    September 11 Events

Introduction

On September 11, 2001, the Company's principal place of business at One World Trade Center was destroyed and, in connection therewith, the Company lost 180 employees and Cantor and TradeSpark lost an aggregate of 478 employees (the September 11 Events).

Through the implementation of its business recovery plan, the Company immediately relocated its surviving employees to various locations in the New York metropolitan area. The United States government bond markets were closed on September 11, 2001 and September 12, 2001. By the time the United States government bond markets reopened on September 13, 2001, the Company had re-established global connectivity of its eSpeed® system. The Company's operating proprietary software was unharmed.

Insurance coverage and proceeds

During the year ended December 31, 2002, Cantor received $40.0 million of insurance proceeds pursuant to business interruption insurance coverage, of which $12.8 million was allocated to the Company. Such amount was received from Cantor and recognized as income in the Company's consolidated statement of operations. This allocation was based on an analysis prepared by an independent consultant.

On September 11, 2001, the Company had property and casualty insurance coverage in the amount of $40.0 million. As a result of the September 11 Events, fixed assets with a book value of approximately $17.8 million were destroyed. The Company has recovered these losses through $20.5 million of property insurance proceeds and, as such, has not recorded a net loss related to the destruction of its fixed assets.

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. The Company will be entitled to up to $19.5 million of these proceeds as replacement assets are purchased in the future, depending on the ultimate replacement value of the assets destroyed. A gain may be recorded based on the amount allocated to the Company. However, the Company cannot currently estimate the amount or timing of any such gain, and accordingly, no gains on replacement of fixed assets have been recorded during the period.

As of December 31, 2003, the Company estimates that it had replaced assets with an aggregate value of approximately $11.3 million. In 2004, the Company expects to incur significant costs in relation to the replacement of fixed assets lost on September 11, 2001 when it builds its permanent infrastructure and moves into its new headquarters.

Grants

In December 2003 and early 2004, Cantor and one of its affiliates received grants from the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program. Both grant agreements contain certain recapture terms and contingencies, primarily in relation to establishing and maintaining premises and maintaining certain levels of employment in New York City in the future. No determination has been made to date as to the location of the premises of Cantor or the Company, the anticipated levels of employment or the amount, if any, that may ultimately benefit the Company or by what method such benefit may be provided.

Other

Cantor intends to continue to distribute 25% of its profits until 2006, that would otherwise be distributable to its partners, for the benefit of the families of Cantor's employees who were lost on September 11, 2001. From such distributions, Cantor will provide 10 years of healthcare benefits to the families. These costs will be borne by Cantor and not by the Company

4.    Fixed Assets

Fixed assets consisted of the following:

	December 31,
	2003	2002

Computer and communication equipment	$21,992	$20,050
Software, including software development costs	41,914	27,659
Leasehold improvements and other fixed assets	3,071	1,128
	66,977	48,837
Less: accumulated depreciation and amortization	(32,510)	(22,454)
Fixed assets, net	$34,467	$26,383

In February 2003, the Company sold to Cantor fixed assets with a net book value of approximately $2.5 million pursuant to a sale-leaseback agreement. The Company retains use of the assets in exchange for a $95,000 monthly charge under the Administrative Services Agreement (see Note 11, Related Party Transactions).

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes qualifying computer software costs incurred during the application development stage. During the years ended December 31, 2003 and 2002, software development costs totaling $12.6 million and $8.3 million were capitalized, respectively. For the years ended December 31, 2003, 2002, and 2001, the Company's consolidated statements of income included $7.6 million, $5.8 million and $3.9 million, respectively, in relation to the amortization of software development costs.

5.    Intangible Assets

Intangible assets consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Patents, including capitalized legal costs	$28,052	$23,343
Less: accumulated amortization	(9,125)	(3,815)
Intangible assets, net	$18,927	$19,528

During the years ended December 31, 2003, 2002, and 2001, the Company recorded intangible amortization expense of $5.3 million, $3.3 million and $0.5 million, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows: $5.7 million in 2004, $5.6 million in 2005, $5.2 million in 2006, $0.8 million in 2007, $0.2 million in 2008 and $1.4 million thereafter.

Wagner Patent:    In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the Wagner Patent) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from Electronic Trading Systems Corporation (ETS) for an initial payment of $1,750,000 in cash and 24,334 shares of the Company's Class A common stock valued at $500,000. The Wagner Patent expires in 2007. Additional payments are contingent upon the generation of patent-related revenues. Accordingly, the Company paid $0.2 million during both the year ended December 31, 2003 and the year ended December 2002 in connection with a long-term license agreement with InterContinentalExchange. In order to perfect and defend the Company's rights under the Wagner Patent, the Company has incurred substantial legal costs. As of December 31, 2003, the Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was $15.0 million and $18.2 million at December 31, 2003 and 2002, respectively.

In August 2002, the Company entered into a Settlement Agreement (the Settlement Agreement) with ETS, the Chicago Mercantile Exchange Inc. (CME) and the Board of Trade of the City of

Chicago (CBOT) to resolve the litigation related to the Wagner Patent. As part of the Settlement Agreement, all parties were released from the legal claims brought against each other without admitting liability on the part of any party. Under the terms of the Settlement Agreement, CME and CBOT will each pay $15.0 million to eSpeed as a fully paid up license, for a total of $30.0 million. Each $15.0 million payment includes a $5.0 million payment, which was received in 2002, and additional $2.0 million payments per year until 2007. The Company received $4.0 million in 2003. Of the $30.0 million to be received by the Company, approximately $5.8 million may be paid to ETS in its capacity as the former owner of the Wagner Patent, and the $24.2 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. During the years ended December 31, 2003 and 2002, approximately $0.6 million and $2.8 million, respectively, were paid to ETS. In connection with the Settlement Agreement, the Company has recognized revenue of $5.4 million and $1.8 million for the years ended December 31, 2003 and 2002, respectively, which is included in Software Solutions and licensing fees from unrelated parties in the Company's consolidated statements of income.

In December 2003, eSpeed and the New York Mercantile Exchange (NYMEX) entered into a settlement agreement (the NYMEX Settlement Agreement) regarding the Wagner Patent. As a licensee of the Wagner Patent, NYMEX will pay to eSpeed $8.0 million over three years. In December 2003, eSpeed received an initial $2.0 million payment. Of the $8.0 million to be received by eSpeed, $1.2 million may be paid to ETS in its capacity as the former owner of the Wagner Patent and the remaining $6.8 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. For the year ended December 31, 2003, the Company recorded revenue of approximately $0.1 million related to the NYMEX Settlement Agreement.

Lawrence Patent:    In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the Lawrence Patent) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014. The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company's Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. Additional payments are contingent upon the generation of related revenues.

Automated Auction Protocol Processor Patent:    In May 2003, US Patent No. 6,560,580 (the 580 Patent) was issued to Cantor for an Automated Auction Protocol Processor. The Company is the exclusive licensee of this patent, which expires in 2016. On July 1, 2003, the Company and certain affiliates filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent ICAP, PLC, Garban, LLC, its technology provider, OM Technology and its parent company, OM AB (BrokerTec), in the United States District Court for the District of Delaware. The suit centers on BrokerTec's infringement of the 580 Patent. In 2003, the Company capitalized $1.5 million in legal and other costs associated with defense of the 580 Patent.

Other:    The Company incurred costs in connection with various patent applications. The Company capitalized $1.7 million and $0.3 million of such legal costs for the years ended December 31, 2003 and 2002, respectively.

6.    Income Taxes

The income tax provision consisted of the following:

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Current:
U.S. federal	$10,714	$—	$—
U.S. state and local	2,267	479	531
	12,981	479	531
Deferred	4,159	—	—
Income tax provision	$17,140	$479	$531

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 and 2002 were as follows:

	Year ended December 31,
	2003	2002
Deferred tax asset:
Non-deductible warrant expense	$12,002	$12,096
Net operating loss carryforward	—	6,489
Basis difference of investments	1,669	1,192
Non-employee stock options	1,120	1,137
Other deferred and accrued expenses	1,172	1,317
Total deferred tax asset	15,963	22,231
Valuation allowance	(11,746)	(16,726)
Net deferred tax asset	4,217	5,505
Deferred tax liability:
Software capitalization	5,332	3,396
Gain on replacement of assets	1,056	1,072
Depreciation of fixed assets	1,912	961
Other	76	76
Total deferred tax liability	8,376	5,505
Net deferred income tax liability	$(4,159)	$—

eSpeed had net operating loss carryforwards ("NOL") for income tax purposes of approximately $7.1 million which it utilized in 2003, resulting in a benefit approximating $2.8 million. Effective April 1, 2003, eSpeed started recording income taxes at an effective tax rate of approximately 39.3%. Prior to the first quarter of 2003, eSpeed established a full valuation allowance against its net deferred tax asset. The valuation allowance primarily related to non-deductible warrant expenses and NOL where there was uncertainty as to their ultimate realization.

At December 31, 2003, the valuation allowance against deferred tax assets of $11.7 million primarily related to non-deductible warrant expenses where it appears more likely than not that such item will not be realized in the future.

Additionally, tax benefits associated with employee stock option and business partner warrant exercises served to reduce taxes currently payable by $4.9 million as of December 31, 2003. A corresponding amount was credited to additional paid-in capital.

Differences between the Company's actual income tax expense (benefit) and the amount calculated utilizing the U.S. federal statutory rate were as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Federal income tax expense (benefit) at 35% statutory rate	$18,633	$14,857	$(6,229)
State taxes, net of federal benefit	2,619	1,816	(765)
Decrease in valuation allowance for deferred items currently recognized	(4,160)	(15,890)	—
Tax benefit of net operating loss not currently recognized	—	—	6,316
Other	48	(304)	1,209
	$17,140	$479	$531

7.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Deferred revenue	$5,789	$5,454
Current income tax payable	944	—
Deferred tax liability	4,159	—
Other taxes payable	2,564	1,339
Accrued professional fees	1,728	3,910
Other accrued liabilities	4,376	4,696
	$19,560	$15,399

8.    Commitments and Contingencies

Leases:    Under an Administrative Services Agreement, the Company is obligated to Cantor for minimum rental payments under Cantor's various non-cancelable leases with third parties, principally for office space and computer equipment, expiring at various dates through 2016 as follows:

For the year ended December 31 (in thousands)

2004	$2,401
2005	1,713
2006	1,704
2007	1,712
2008	1,712
Thereafter	13,151
Total	$22,393

Rental expense under all operating leases for the years ended December 31, 2003, 2002 and 2001 was $6.7 million, $5.9 million, and $11.0 million, respectively.

Legal Matters:    In the ordinary course of business, the Company and Cantor are defendants or co-defendants in various litigation matters. Although there can be no assurances, the Company believes, based on information currently available and consultation with counsel, that the ultimate resolution of any legal proceedings will not have a material adverse effect on its financial condition or results of operations.

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

9.    Investments

Investments consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Easyscreen	$3,942	$3,483
Tradespark	405	606
Freedom International Brokerage	7,102	7,086
Investments	$11,449	$11,175

Easyscreen:    In October 2001, the Company purchased a secured convertible bond (the Bond) in the principal amount of 2.0 million British Pounds Sterling issued by EasyScreen PLC. The Bond matures on October 29, 2006, subject to earlier conversion or repayment, accrues interest at a rate of 9.0% per year, which accumulates and is payable to the Company pro rata on the date of repayment or conversion. This investment is deemed to be held-to-maturity and is carried at amortized cost. Interest earned on this investment totaled $0.3 million, $0.3 million and $0.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Tradespark:    In September 2000, the Company and Cantor, in conjunction with The Williams companies, Inc. (Williams), Dynegy, Inc. (Dynegy) and other participants in the energy market, formed TradeSpark to operate a wholesale electronic and telephonic marketplace in North America for natural gas, electricity, coal, emissions allowances and weather financial products. The Company invested $2.0 million for a 5.0% interest in TradeSpark and Cantor invested approximately $4.3 million and contributed certain assets in exchange for a 28.33% interest. The remaining 66.66% interest was purchased by six energy industry market participants (EIPs). The Company has also entered into a technology services agreement with TradeSpark pursuant to which the Company provides the technology infrastructure for the transactional and technology related elements of the TradeSpark marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace. In general, if a transaction is fully electronic, the Company receives 65% of the aggregate transaction revenues and TradeSpark receives 35% of the transaction revenues. If TradeSpark provides voice-assisted brokerage services with respect to a transaction, then the Company receives 35% of the revenues and TradeSpark receives 65% of the revenues.

In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, the Company issued 5,500,000 shares of Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) and 2,500,000 shares of Series B Redeemable Convertible Preferred Stock (Series B Preferred Stock) to a limited liability company newly-formed by the EIPs. Upon the satisfaction of certain revenue thresholds and other conditions, principally related to the volume of transactions executed through the TradeSpark marketplace, the Series A Preferred Stock and Series B Preferred Stock were convertible into Series A and B Warrants, respectively, to collectively purchase up to 8,000,000 shares of the Company's Class A common stock at an exercise price of $27.94 per share. To the extent that the conditions to full conversion are not satisfied, each share of unconverted Series A and B Preferred Stock could be redeemed at the Company's option, or may be converted into 1/100th of a share of the Company's Class A common stock.

The Company's share of TradeSpark's losses was approximately $0.2 million in each of the years in the three-year period ended December 31, 2003. In 2002, the carrying value of the Company's investment in TradeSpark was written down by $950,000 to its net realizable value.

In the first quarter of 2004, Cantor and eSpeed acquired the remaining 66.66% interest in Tradespark they did not already own for a cash payment of $2.4 million. Cantor and eSpeed contributed approximately $2.0 million and $0.4 million, respectively. As a result of this transaction, Cantor's and eSpeed's interests in Tradespark are 85.0% and 15.0%, respectively. As a part of this acquisition, the rights to the Preferred Stock held by the EIPs were distributed to eSpeed, and the Company has retired these shares.

Freedom:    The Company and Cantor formed a limited partnership (the LP) to acquire an interest in Freedom International Brokerage (Freedom), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company. In April 2001, the Company contributed 310,769 shares of its Class A common stock, valued at approximately $7.0 million, to the LP as a limited partner, which entitles the Company to 75.0% of the LP's capital interest in Freedom. The Company shares in 15.0% of the LP's cumulative profits but not in cumulative losses. Cantor contributed 103,588 shares of the Company's Class A common stock as the general partner. Cantor is allocated all of the LP's cumulative losses or 85.0% of the cumulative profits. The LP exchanged the 414,357 shares for a 66.7% interest in Freedom. As more fully discussed in Note 10, the Company also issued certain warrants in relation to this investment.

The Company has also entered into a technology services agreement with Freedom pursuant to which the Company provides the technology infrastructure for the transactional and technology related elements of the Freedom marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace. In general, if a transaction is fully electronic, the Company receives 65% of the aggregate transaction revenues and Freedom receives 35% of the transaction revenues. If Freedom provides voice-assisted brokerage services with respect to a transaction, then the Company receives 35% of the revenues and Freedom receives 65% of the revenues.

For the years ended December 31, 2003, 2002, and 2001, the Company's share of Freedom's net income was approximately $17,000, $51,000, and $64,000, respectively.

10.    Business Partner and Non-Employee Transactions

The amortization expense for the issuance of business partner and non-employee securities was as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Freedom warrants	$1,196	$1,196	$897
Deutsche Bank warrants	(178)	429	326
UBS warrants	1,013	434	—
Non-employee stock options	136	—	—
Total	$2,167	$2,059	$1,223

Freedom:    In connection with the Company's investment discussed in Note 9, the Company issued fully vested, nonforfeitable warrants to purchase 400,000 shares of its Class A common stock at an exercise price per share of $22.43 to provide incentives over the three-year period ending April 2004 to the other Freedom owner participants to migrate to the Company's fully electronic platform. The Company recorded additional paid-in capital and unamortized expense of business partner securities of approximately $3.6 million in 2001, representing the value of the warrants. The remaining unamortized balance of $0.3 million will be recognized as an expense ratably through April 2004.

Deutsche Bank:    In July 2001, the Company entered into an agreement to form a business partner relationship with Deutsche Bank, AG (Deutsche Bank), whereby Deutsche Bank was to channel its electronic market-making engines and liquidity for specified European fixed income products using the Company's electronic trading platform. In connection with the agreement, Deutsche Bank purchased 750 shares of Series C Redeemable Convertible Preferred Stock (Series C Preferred) of the Company at its par value of $0.01 per share.

At the end of each year of the five year agreement in which Deutsche Bank fulfilled its liquidity and market-making obligations for specified products, 150 shares of Series C Preferred were to automatically convert into warrants to purchase 150,000 shares of the Company's Class A common stock at an exercise price of $14.79 per share. At the end of the five-year period, to the extent that Deutsche Bank did not fulfill its obligations under the agreement and Series C Preferred shares remain outstanding, Deutsche Bank had the option to redeem each share of the Series C Preferred outstanding in exchange for 10 shares of the Company's Class A common stock.

Deutsche Bank was deemed to have fulfilled its obligations under the agreement for the 12 months ended July 30, 2002 and, accordingly, a warrant to purchase 150,000 shares of the Company's Class A common stock was issued by the Company. The Company has informed Deutsche Bank that it was not in compliance with the agreement for the 12 months ended July 30, 2003 and that a warrant will not be issued for such period. As a result, the Company reversed the amortization expense recorded since August 2002 for such warrant. Based on certain communications and the failure of Deutsche Bank to comply with the agreement since March 28, 2003, the Company has further notified Deutsche Bank that it believes it has terminated its right to receive warrants under the agreement for the remaining commitment periods.

UBS:    In August 2002, the Company entered into an agreement with UBS USA, Inc. (UBS) and Cantor for UBS to execute trades electronically on the eSpeed® system in U.S. Treasury Securities, Agency Securities, European Government Bonds, UK Gilts, Japanese Government Bonds and swaps of these various securities instruments. The agreement has an initial term of two and one-half years, commencing as of January 1, 2002. In addition to quarterly participation fees paid to Cantor, UBS pays transaction fees to Cantor for each executed transaction, which are shared with the Company pursuant to the Amended and Restated Joint Services Agreement.

In addition, the Company issued to UBS a warrant to purchase 300,000 shares of its Class A common stock. The warrant has a term of 10 years and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. As originally structured, the warrant was fully vested and nonforfeitable, and was exercisable nine years and six months after issuance, subject to acceleration upon the satisfaction by UBS of its yearly commitment condition. The Company recorded additional paid-in capital and unamortized expense of business partner securities of approximately $2.2 million, representing the value of the warrants. This amount was to be amortized over the term of the agreement. The Company agreed to issue an additional warrant to purchase 200,000 shares of its Class A common stock at an exercise price equal to the market value of the underlying Class A common stock on the date of issuance if the agreement is renewed for another two and one-half years.

Effective October 1, 2003, the UBS agreement was amended to revise the list of products for which UBS provides prices and improve the spreads, provide for commission incentives and extend the term of the agreement until July 31, 2005. In connection with the amendment, the Company agreed to accelerate the exercisability of warrants to purchase 125,000 shares of its Class A common stock, of which warrants to purchase 75,000 shares of Class A common stock were exercised by UBS in October 2003. In addition, pursuant to the amended agreement, the Company may accelerate the exercisability of warrants to purchase 25,000 shares of its Class A common stock at the end of each of the seven quarters in the period from November 1, 2003 though July 31, 2005, upon the satisfaction by UBS of certain commitment conditions. The remaining unamortized expense of $0.7 million will be recognized as an expense ratably through April 2004. On February 9, 2004, the Company notified UBS that it failed to comply with the commitment conditions for the period November 1, 2003 to January 31, 2004 and that it is not entitled to acceleration of the first 25,000 tranche of warrant shares.

11.    Related Party Transactions

Cash and cash equivalents at December 31, 2003 and 2002 included $173.2 million and $186.7 million, respectively, of reverse repurchase agreements, which are transacted on an overnight basis with Cantor. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are held under a custodial arrangement with a third party bank and are not permitted to be resold or repledged. The fair value of such collateral at December 31, 2003 and 2002 totaled $175.0 million and $189.6 million, respectively.

Under the Amended and Restated Joint Services Agreement between the Company and Cantor and joint services agreements between the Company and TradeSpark, Freedom, Municipal Partners, LLC (MPLLC) and CO2e, the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom, MPLLC or CO2e provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, if a transaction is fully electronic, the Company receives 65% of the aggregate transaction revenues and TradeSpark or Freedom receives 35% of the transaction revenues. If TradeSpark or Freedom provides voice-assisted brokerage services with respect to a transaction, the Company receives 35% of the revenues and TradeSpark or Freedom receives 65% of the revenues. The Company and MPLLC each receive 50% of the fully electronic revenues related to municipal bonds. The Company's agreement with CO2e provides that it receives 50% of CO2e's fully electronic revenues and 15% of CO2e's voice-assisted and open outcry revenues until December 2003, and 20% of voice-assisted and open outcry revenues thereafter. In addition, the Company receives 25% of the net revenues from Cantor's gaming businesses.

Under those services agreements, the Company has agreed to provide Cantor, TradeSpark, Freedom, MPLLC and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, TradeSpark, Freedom and MPLLC the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. These services are provided to CO2e at no additional cost other than the revenue sharing arrangement set forth above. In exchange for a 25% share of the net revenues from Cantor's gaming businesses, the Company is obligated to spend and does not get reimbursed for the first $750,000 each quarter of the costs of providing support and development services for such gaming businesses. With respect to the eSpeed equity order routing business, conducted for Cantor, the Company and Cantor each receive 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. In addition, any eSpeed equity order routing business that is not conducted for Cantor will be treated generally as a fully electronic transaction, and the Company will receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues.

In February 2003, we agreed with Cantor that with respect to (i) certain network access facilities services agreements and (ii) other circumstances in which Cantor refers network access facility services business to us, 60% of net revenues from such business would be paid to Cantor and 40% of such revenues would be paid to us. This revenue sharing arrangement will be made after deduction of all sales commissions, marketing, helpdesk, clearing and direct third-party costs, including circuits and maintenance.

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term, which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the years ended December 31, 2003, 2002 and 2001 totaling $10.4 million, $9.1 million and $9.8 million, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are not the result of arm's-length negotiations because Cantor controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. As of December 31, 2003 and 2002, receivables from Tradespark, Freedom and MPLLC totaled approximately $1.4 million and $0.5 million, respectively, and are included in receivable from related parties in the consolidated statements of financial condition.

See also Note 3 to the consolidated financial statements for transactions related to the September 11 Events.

12.    Capitalization

The rights of holders of shares of Class A and Class B common stock are substantially identical, except that holders of Class B common stock are entitled to 10 votes per share, while holders of Class A common stock are entitled to one vote per share. Additionally, each share of Class B common stock is convertible at any time, at the option of the holder, into one share of Class A common stock.

On March 13, 2001, the Company and selling stockholders, including CFS, completed a secondary offering of 7,135,000 shares of the Company's Class A common stock to the public at $20.00 per share. Of the Class A common stock offered, 2,500,000 shares were sold by the Company, and 4,635,000 shares were sold by the selling stockholders, principally CFS. Proceeds to the Company, net of underwriting discounts, but before offering expenses of approximately $1.9 million, totaled $47.8 million. On April 11, 2001, CFS sold an additional 250,000 shares of Class A common stock in connection with the exercise of the underwriters' over-allotment option.

During the years ended December 31, 2003, 2002 and 2001, the Company issued 838,202, 224,010 and 18,833 shares, respectively, of Class A common stock related to the exercise of employee stock options, which is more fully discussed in Note 14.

During the year ended December 31, 2003, the Company granted 45,804 options to various non-employees.

During the years ended December 31, 2003, 2002 and 2001, the Company issued 7,439, 5,814, and 14,050 shares, respectively, of Class A common stock related to employee contributions to the eSpeed Stock Fund, which is more fully discussed in Note 16.

As more fully discussed in Notes 9 and 10, in 2001 the Company issued shares of its Class A common stock in an acquisition and in certain business partner transactions. The Company issued 310,769 shares of its Class A common stock in the formation of a limited partnership. Additionally, the Company issued 750 shares of Redeemable Convertible Preferred Stock as part of an agreement with Deutsche Bank.

In August 2001, the Company issued 24,334 shares as part of its acquisition of the Wagner Patent, which is more fully discussed in Note 5.

As of December 31, 2003, the Company had repurchased 186,399 shares of its Class A common stock for a total of $2.1 million under its repurchase plan. The Company's board of directors has authorized the repurchase of up to an additional $40.0 million of outstanding Class A common stock.

In October 2003, the Company issued 75,000 shares of Class A common stock in connection with the exercise of warrants by UBS, which is more fully discussed in Note 11.

In March 2004, the Company retired all outstanding shares of Series A and Series B Preferred Stock.

13.    Long-Term Incentive Plan

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

During 2001, the Company issued 10,934 shares of restricted Class A common stock valued at approximately $220,000 to certain employees under the LT Plan. The Company recognized the entire value of compensation expense in 2001 as the Company elected to fully vest the shares after the September 11 Events.

14.    Options and Warrants

Issued in Connection with the Long-Term Incentive Plan:    During the years ended December 31, 2003, 2002 and 2001, respectively, the Company issued options to purchase 2,290,610, 2,471,050, and

3,653,816 shares of Class A common stock to employees pursuant to the LT Plan. The exercise prices for these options equaled the value of the Company's Class A common stock on the date of each award. The options generally vest ratably and on a quarterly basis over four or five years from the grant date.

As a result of the September 11 Events, the Company fully vested all stock options for deceased employees of the Company, Cantor and TradeSpark. In addition, the expiration date of stock options was extended to the fifth anniversary of the option grant date. The extension of the expiration date did not result in additional compensation expense for the year ended December 31, 2001 as the original grant price of the options was higher than the Company's stock price on the date of modification.

Issued in Connection with Acquisitions, Investments and Business Partner Transactions:    In June 2000, the Company issued warrants to purchase an aggregate of 1,333,332 shares of the Company's Class A common stock to The Williams Companies, Inc. and Dynegy, Inc. The warrants have an exercise price of $35.20, expire in June 2010 and 25% are currently exercisable with the remainder exercisable starting in December 2005. The estimated fair value of the warrants at the time of issuance resulted in a one-time non-cash charge to the Company of $29.8 million.

As discussed in Note 5, in August 2001, the Company issued warrants to purchase 15,000 shares of the Company's Class A common stock as part of its purchase of a patent. The warrants have an exercise price of $16.08 per share and expire in August 2011.

As discussed in Note 10, the Company issued warrants to purchase 400,000 shares of the Company's Class A common stock as part of the formation of the limited partnership to acquire Freedom.

As discussed in Note 10, on July 30, 2002, 150 shares of Series C Redeemable Convertible Preferred Stock held by Deutsche Bank automatically converted into a right to 150,000 warrants to purchase the Company's Class A common stock.

As discussed in Note 10, in August 2002, the Company issued to UBS warrants to purchase 300,000 shares of the Company's Class A common stock at an exercise price equal to $8.75 per share. UBS exercised warrants to purchase 75,000 shares in October 2003.

OPTIONS AND WARRANTS

The following table summarizes changes in all of the Company's stock options and warrants for the years ended December 31 2003, 2002, and 2001:

	eSpeed and Cantor employee options	Warrants and Other Options	Total	Weighted Average Exercise Price
Balance, January 1, 2001	9,970,717	1,468,332	11,439,049	$23.62
Granted	3,653,816	415,000	4,068,816	$6.45
Exercised	(18,833)	—	(18,833)	$22.00
Canceled	(378,371)	—	(378,371)	$18.25
Balance, December 31, 2001	13,227,329	1,883,332	15,110,661	$19.76
Granted	2,471,050	450,000	2,921,050	$13.13
Exercised	(224,010)	—	(224,010)	$5.19
Canceled	(78,771)	—	(78,771)	$8.81
Balance, December 31, 2002	15,395,598	2,333,332	17,728,930	$18.90
Granted	2,290,610	45,804	2,336,414	$19.69
Exercised	(838,202)	(75,000)	(913,202)	$12.18
Canceled	(189,133)	—	(189,133)	$11.86
Balance, December 31, 2003	16,658,873	2,304,136	18,963,009	$19.39

The following table provides further details relating to all of the Company's stock options and warrants outstanding as of December 31, 2003:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$5.10 to $12.00	3,517,222	$5.94	8.0	1,281,226	$5.56
$12.01 to $18.00	4,248,500	15.20	7.0	2,168,821	15.64
$18.01 to $27.25	8,989,051	22.00	4.9	6,444,427	22.15
$27.26 to $40.02	1,728,261	34.63	5.4	720,562	33.87
$40.03 to $77.00	479,975	44.52	6.0	342,695	45.00
	18,963,009	$19.39	6.0	10,957,731	$20.40

15.    Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Year Ended December 31,
	2003	2002	2001
Net income (loss) for basic and diluted earnings per share	$36,096	$41,966	$(18,327)
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	55,345	54,991	54,297
Dilutive effect of:
Stock options	2,051	1,729	—
Business partner securities	103	64	—
Weighted average shares used in diluted computation	57,499	56,784	54,297
Earnings (loss) per share:
Basic	$0.65	$0.76	$(0.34)
Diluted	$0.63	$0.74	$(0.34)

Effective April 1, 2003, the Company started recording income taxes. During 2002 and 2001, income taxes were minimal due to the benefit of a net operating loss carry forward. As a result, in applying the treasury stock method in 2003, the assumed proceeds of stock option exercises were computed as the sum of (i) the amount the employees paid on exercise and (ii) the amount of tax benefits associated with employee stock options exercised that were credited to additional paid-in capital. Prior to April 1, 2003, the Company excluded such tax benefits in assumed proceeds of stock option exercises, thereby increasing the dilutive effect of securities accordingly.

At December 31, 2003 and 2002, approximately 16.8 million and 15.9 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. In 2001, diluted net loss per share is the same as basic net loss per share since the assumed conversion of options and warrants would have been anti-dilutive.

16.    Deferred Compensation Plan

Employees of the Company are eligible to participate in the eSpeed, Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates (the Plan), whereby eligible employees may elect to defer a portion of their salaries by directing the Company to contribute to the Plan.

The Plan is available to all employees of the Company meeting certain eligibility requirements and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employee contributions are directed to one or more investment funds, one of which, beginning in 2000, invests in the Company's Class A common stock (the eSpeed Stock Fund). The Company will match contributions to the eSpeed Stock Fund annually with up to $3,000 of the Company's Class A common stock per participant. In 2004, 2003 and 2002, the Company contributed 6,670, 7,439, and 5,814 shares of its Class A common stock relating to employee contributions to the eSpeed Stock Fund for the years ended December 31, 2003, 2002 and 2001, respectively. The administration of the Plan is performed by CFLP. The Company pays its proportionate share of such administrative costs under the Administrative Services Agreement.

17.    Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At December 31, 2003, eSpeed Government Securities, Inc.'s liquid capital of $78,842,151 was in excess of minimum requirements by $78,817,151.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2003, eSpeed Securities, Inc. had net capital of $94,184,662, which was $91,988,874 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was ..35 to 1.

The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

18.    Segment and Geographic Information

Segment information:    The Company currently operates its business in one segment, that of operating interactive electronic marketplaces for the trading of financial and non-financial products, licensing software, and providing technology support services to Cantor and other related and unrelated parties.

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

Geographic information:    The Company operates in the Americas (primarily in the United States), Europe and Asia. Revenue attribution for purposes of preparing geographic data is principally based upon the marketplace where the financial product is traded, which, as a result of regulatory jurisdiction constraints in most circumstances, is also representative of the location of the client generating the transaction resulting in commissionable revenue. The information that follows, in management's judgment, provides a reasonable representation of the activities of each region as of and for the periods indicated.

	For the years ended December 31,
(In thousands)	2003	2002	2001
Transaction revenues:
Europe	$27,751	$24,317	$20,658
Asia	2,112	2,580	2,653
Total Non Americas	29,863	26,897	23,311

Americas	100,195	78,884	75,057

Total	$130,058	$105,781	$98,368

	December 31
(In thousands)	2003	2002
Average long lived assets:
Europe	$4,777	$5,577
Asia	328	388
Total Non Americas	5,105	5,965

Americas	23,301	17,537

Total	$28,406	$23,502

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a.	CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)    Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information as of March 1, 2004 regarding our directors and executive officers.

Name	Age	Title
Howard W. Lutnick	42	Chairman of the Board, Chief Executive Officer and President
Lee M. Amaitis	54	Global Chief Operating Officer; Director
Joseph C. Noviello	38	Executive Vice President and Chief Information Officer; Director
Stephen M. Merkel	45	Executive Vice President, General Counsel and Secretary; Director
Jeffrey M. Chertoff	49	Senior Vice President and Chief Financial Officer
John H. Dalton	62	Director (1)(2)
William J. Moran	62	Director (1)(2)
Henry ("Hank") Morris	50	Director (1)
Albert M. Weis	77	Director (1)(2)

(1)	Non-employee director
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

Joseph C. Noviello.    Mr. Noviello has been our Executive Vice President and Chief Information Officer and director since September 2001. Mr. Noviello served as our Senior Vice President and Chief Technology Officer from December 1999 to September 2001. From December 1995 to December 1999, Mr. Noviello served as Managing Director of Technology for Cantor and Head of Global Infrastructure with responsibility for Cantor's global digital network, systems support and data center operations. Mr. Noviello is a director of the Cantor ExchangeSM and Freedom International Brokerage.

Stephen M. Merkel.    Mr. Merkel has been our Executive Vice President, General Counsel and Secretary since September 2001 and was our Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel has been our director since September 2001. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from 1993 to December 2000. Mr. Merkel is responsible for Cantor's legal, compliance, tax, human resources, risk and credit departments. Mr. Merkel serves as a director and Secretary of the Cantor ExchangeSM. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was associated with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is on the board of directors of Freedom International Brokerage Company and is on the Management Committee of TradeSpark, L.P.

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

William J. Moran.    Mr. Moran has been our director since December 1999. Mr. Moran is Executive Vice President and General Auditor of J.P. Morgan Chase & Co. Mr. Moran joined the Chase Manhattan Corporation and the Chase Manhattan Bank in 1975 as Internal Control Executive. After several promotions, Mr. Moran was named General Auditor in 1992, Executive Vice President in 1997 and a member of the Management Committee in 1999. Before joining Chase, Mr. Moran was with the accounting firm of Peat, Marwick, Mitchell & Co. (now KPMG LLP) for nine years.

Henry ("Hank") Morris.    Mr. Morris has been our director since May 2003. Mr. Morris is the founding partner, Chairman and President of Morris & Carrick, Inc., a media and strategic consulting firm. He has broad experience directing media and strategy for political campaigns and ballot initiatives. Mr. Morris has also served as a crisis communications consultant, including on behalf of Cantor Fitzgerald and eSpeed in the aftermath of the September 11th tragedy. Since 1996, Mr. Morris has also been Chairman, Chief Executive Officer and a major stockholder of Curran & Connors, Inc. Since 1997, Mr. Morris has also served as a director and Audit Committee member of CDSI Holdings, Inc.

Albert M. Weis.    Mr. Weis has been our director since October 2002. Mr. Weis has been President of A.M. Weis & Co., Inc., a money management company, since 1976. Mr. Weis was Chairman of the New York Cotton Exchange from 1997 to 1998, 1981 to 1983 and 1977 to 1978. From 1998 to 2000, Mr. Weis was Chairman of the New York Board of Trade. From 1996 to 1999, Mr. Weis was a director and chairman of the audit committee of Synetic, Inc. and, from 1999 to 2001, he was a director and chairman of the Audit Committee of Medical Manager Corporation (successor to Synetic, Inc.).

Committees of the Board

Our board of directors has an Audit Committee and a Compensation Committee. The members of our Audit Committee are Messrs. Dalton, Moran and Weis, all of whom are independent directors. Our board of directors has determined that each of Messrs. Dalton and Weis qualify as an "audit committee financial expert" as that term is defined in Item 401 of Regulation S-K under the Act. Our Audit Committee selects the independent auditors, reviews such auditors' independent status, consults with such auditors and with management with regard to the adequacy of our internal accounting controls and considers any non-audit functions to be performed by the independent auditors. The Audit Committee reviews all related party transactions, including those between us and Cantor. No employee directors are members of the Audit Committee.

The members of our Compensation Committee are Messrs. Dalton, Moran and Weis. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for overseeing our stock option and stock purchase plans.

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

Based solely on our review of the copies of such forms received by us with respect to fiscal 2003, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis other than late filings on Form 4 by each of our executive officers in connection with option grants to them on December 9, 2003, which Forms 4 were filed on December 15, 2003, two days late.

CODE OF ETHICS

We adopted in 2004 the eSpeed Code of Business Conduct and Ethics (the Code of Ethics), a code of ethics that applies to our board of directors, Chief Executive Officer, Chief Financial Officer, other executive officers and our other employees. The Code of Ethics is publicly available on our website at www.espeed.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors or executive officers, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

The following table provides certain summary information concerning all compensation earned for the year ended December 31, 2003, the year ended December 31, 2002 and the year ended December 31, 2001 by our Chief Executive Officer and each of our other executive officers serving as of December 31, 2003 (collectively, the "Named Executive Officers"):

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		Securities Underlying Options (#)	Other Compensation ($) (1)
Howard W. Lutnick	2003	$400,000	$600,000		1,000,000	—
Chairman, Chief Executive Officer	2002	400,000	600,000		1,000,000	$3,000
and President	2001	400,000	600,000		1,500,000	3,000
Lee M. Amaitis	2003	450,000	500,000		200,000	—
Global Chief Operating Officer	2002	400,000	500,000		200,000	—
	2001	107,418	300,000		375,000	—
Joseph C. Noviello	2003	375,000	450,000		100,000	3,000
Executive Vice President and Chief	2002	300,000	450,000		75,000	3,000
Information Officer	2001	275,000	1,000,000	(2)	200,000	3,000
Stephen M. Merkel	2003	250,000	500,000		100,000	—
Executive Vice President, General	2002	250,000	450,000		100,000	3,000
Counsel and Secretary	2001	150,000	400,000		200,000	3,000
Jeffrey M. Chertoff	2003	137,500	137,500		37,500	—
Senior Vice President and Chief	2002	81,971 (3)	125,000		75,000	—
Financial Officer	2001	—	—		—	—

(1)	Consists of matching contributions by us under our Deferral Plan.
(2)	The after-tax portion of $600,000 of such bonus was used to purchase units in Cantor Fitzgerald, L.P.
(3)	Pro rata based upon Mr. Chertoff's hire date of May 6, 2002 and annual salary of $125,000.

The following table sets forth the options granted during 2003 to, and the value of the options held on December 31, 2003 by, our Named Executive Officers. There were no SARs granted during 2003 to any of our Named Executive Officers.

Option Grants in Last Fiscal Year
Individual Grants

Name	Number of Shares Underlying Options Granted		Percentage of Total Options Granted to Employees in 2003	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value ($)(2)
Howard W. Lutnick.	1,000,000	(1)	44%	$21.42	12/9/2013	$9,450,000
Lee M. Amaitis	200,000	(1)	9%	$21.42	12/9/2013	$1,890,000
Joseph C. Noviello	100,000	(1)	4%	$21.42	12/9/2013	$945,000
Stephen M. Merkel.	100,000	(1)	4%	$21.42	12/9/2013	$945,000
Jeffrey M. Chertoff	37,500	(1)	2%	$21.42	12/9/2013	$354,375

(1)	The options vest quarterly over a four-year period from the date of grant, December 9, 2003.
(2)	The present value of the options was estimated using a modified Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 2.4%, no expected dividends, expected stock price volatility of 64% and assumed to be exercised after approximately 3 years.

The following table provides information, with respect to the Named Executive Officers, concerning options held as of December 31, 2003. There were no SARs held at fiscal year end by any of the Named Executive Officers.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-Money Options at Fiscal Year End($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Howard W. Lutnick	—	—	3,475,000	3,150,000	$21,642,375	$24,905,750
Lee M. Amaitis	93,750	$2,203,744	340,000	622,500	1,554,450	5,485,050
Joseph C. Noviello	25,000	593,453	202,500	272,500	1,622,544	2,691,081
Stephen M. Merkel	—	—	215,000	335,000	1,660,950	3,019,550
Jeffrey M. Chertoff	—	—	28,125	84,375	335,938	606,563

(1)	Based on the last reported price of $23.48 for our Class A common stock on December 31, 2003.

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as directors. On May 12, 2003, we granted options to purchase 30,000 of our Class A common stock at an exercise price of $14.60 to Henry Morris upon his initial election as a director. On October 22, 2003, we granted options to purchase 10,000 shares of Class A common stock to each of John H. Dalton, William J. Moran, Henry Morris and Albert Weis as compensation for his service as a director. All options were granted at an exercise price per share equal to $26.50, which was the price of our Class A common stock on October 22, 2003. These options vest in three equal installments beginning on the first of three semi-anniversaries of the date of grant. Under our current policy, each of our non-employee directors is granted an option to purchase 30,000 shares of our Class A common stock in connection with his initial election to our board and an option to purchase 10,000 shares of our Class A common stock each year he serves as a director thereafter. In addition, non-employee directors receive annual compensation of $25,000. They also receive cash compensation of $2,000 for each meeting of our board of directors and $1,000 for each meeting of a committee of our board of directors actually attended, whether in person, by telephone or otherwise. However, none of our non-employee directors will be paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors also are reimbursed for out-of-pocket expenses incurred in attending meetings of our board of directors or committees of our board of directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors consists of Messrs. Dalton, Moran and Weis. All of the members of our Compensation Committee are non-employee directors and are not former officers. During 2003, none of our executive officers served as a member of the board of directors or on the compensation committee of a corporation where any of its executive officers served on our Compensation Committee or on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

By Management.    The following table sets forth certain information, as of February 12, 2004, with respect to the beneficial ownership of our common equity by: (i) each director; (ii) each of the Named Executive Officers; and (iii) all executive officers and directors as a group. Each person listed below can be reached at our headquarters located at 135 East 57th Street, New York, NY 10022. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of Class A common stock for purposes of this table.

	Beneficial Ownership(1)
	Class A common stock			Class B common stock
Name	Shares		%	Shares		%
Howard W. Lutnick	29,984,820	(2)	50.2 (3)	23,889,270	(4)	100.0
Lee M. Amaitis	510,699	(5)	1.6 (6)	—		—
Joseph C. Noviello	232,456	(7)	*	—		—
Stephen M. Merkel	268,551	(8)	*	—		—
Jeffrey M. Chertoff	35,155	(9)	*	—		—
John H. Dalton	37,291	(10)	*	—		—
William J. Moran	73,291	(11)	*	—		—
Albert M. Weis	34,625	(12)	*	—		—
Henry Morris	10,000	(13)	*	—		—
All executive officers and directors as a group (9 persons)	31,186,888		51.3 (14)	23,889,270		100.0

*	Less than 1%
(1)	Based upon information supplied by officers and directors, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act).
(2)	Consists of (1) 3,325,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 12, 2004, (2) 500,000 shares of Class A common stock subject to currently exercisable options held by a grantor retained annuity trust and payable to Mr. Lutnick and of which Mr. Lutnick is the sole trustee, (3) 2,641,470 shares of Class B common stock held by Cantor Fitzgerald, L.P., (4) 21,247,800 shares of Class B common stock held by Cantor Fitzgerald Securities, (5) 750,000 shares of Class A common stock held by Cantor

Fitzgerald Securities, (6) 387,469 shares of Class A common stock held by CF Group Management, Inc., (7) 956,023 shares of Class A common stock held directly by Mr. Lutnick, (8) 1,469 shares of Class A common stock held in Mr. Lutnick's 401(k) account and (9) 175,589 shares of Class A common stock held by a trust for the benefit of descendants of Mr. Lutnick, of which Mr. Lutnick's wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. and Mr. Lutnick is the President and sole stockholder of CF Group Management, Inc.
(3)	Percentage based on (1) 32,071,462 shares of Class A common stock outstanding on February 12, 2004, (2) 23,889,270 shares of Class B common stock outstanding on February 12, 2004 and (3) 3,825,000 shares of Class A common stock subject to options outstanding on February 12, 2004 currently exercisable or exercisable within 60 days of February 12, 2004.
(4)	Consists of (1) 2,641,470 shares of Class B common stock held by Cantor Fitzgerald, L.P., which shares are immediately convertible into shares of Class A common stock and (2) 21,247,800 shares of Class B common stock held by Cantor Fitzgerald Securities. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. and Mr. Lutnick is the President and sole stockholder of CF Group Management, Inc.
(5)	Consists of (1) 407,187 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 12, 2004 and (2) 103,512 shares of Class A common stock held directly by Mr. Amaitis.
(6)	Percentage based on (1) 32,071,462 shares of Class A common stock outstanding on February 12, 2004 and (2) 407,187 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 12, 2004.
(7)	Consists of (1) 229,999 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 12, 2004, (2) 585 shares of Class A common stock held directly by Mr. Noviello, (3) 652 shares of Class A common stock held in Mr. Noviello's 401(k) account and (4) 1,220 shares of Class A common stock purchased by Mr. Noviello through our Employee Stock Purchase Plan.
(8)	Consists of (1) 250,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 12, 2004, (2) 15,017 shares of Class A common stock held directly by Mr. Merkel, (3) 1,284 shares of Class A common stock held in Mr. Merkel's 401(k) account and (4) 2,250 shares of Class A common stock beneficially owned by Mr. Merkel's spouse.
(9)	Consists of 35,155 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 12, 2004.
(10)	Consists of 37,291 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 12, 2004.
(11)	Consists of (1) 70,291 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 12, 2004 and (2) 3,000 shares of Class A common stock held directly by Mr. Moran.
(12)	Consists of (1) 20,625 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 12, 2004, (2) 7,000 shares of Class A common stock held directly by Mr. Weis and (3) 7,000 shares of Class A common stock, of which 1,000 shares are beneficially owned by Mr. Weis' spouse, 4,000 shares are held in trust for Mr. Weis' children and 2,000 shares are beneficially owned by Mr. Weis' children.
(13)	Consists of 10,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 12, 2004.

(14)	Percentage based on (1) 32,071,462 shares of Class A common stock outstanding on February 12, 2004, (2) 23,889,270 shares of Class B common stock outstanding on February 12, 2004 and (3) 4,885,548 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 12, 2004.

By Others.    The following table sets forth certain information, as of February 12, 2004, with respect to the beneficial ownership of our common equity by each person or entity known to us to beneficially own more than 5% of our common equity, other than our officers and directors. Unless indicated otherwise, the address of each entity listed is 135 East 57th Street, New York, NY 10022, and each entity listed has sole voting and investment power over the shares beneficially owned. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal amount of number of shares of Class A common stock for purposes of this table.

	Beneficial Ownership(1)
	Class A common stock				Class B common stock
Name	Shares		%		Shares		%
Cantor Fitzgerald Securities	21,997,800	(2)	39.3	(3)	21,247,800		88.9	(4)
Cantor Fitzgerald, L.P.	24,639,270	(5)	44.0	(3)	23,889,270	(6)	100.0	(4)
CF Group Management, Inc.	25,026,739	(7)	44.7	(3)	23,889,270	(6)	100.0	(4)

(1)	Based upon filings under Section 13 of the Exchange Act.
(2)	Consists of (1) 21,247,800 shares of Class B common stock and (2) 750,000 shares of Class A common stock.
(3)	Percentage based on 32,071,462 shares of Class A common stock outstanding on February 12, 2004 and 23,889,270 shares of Class B common stock outstanding on February 12, 2004.
(4)	Based on 23,889,270 shares of Class B common stock outstanding on February 12, 2004.
(5)	Consists of (1) 2,641,470 shares of Class B common stock owned by Cantor Fitzgerald, L.P., (2) 21,247,800 shares of Class B common stock owned by Cantor Fitzgerald Securities and (3) 750,000 shares of Class A common stock held by Cantor Fitzgerald Securities. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities.
(6)	Consists of (1) 2,641,470 shares of Class B common stock held by Cantor Fitzgerald, L.P. and (2) 21,247,800 shares of Class B common stock held by Cantor Fitzgerald Securities. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P.
(7)	Consists of (1) 387,469 shares of Class A common stock held by CF Group Management, Inc., (2) 21,247,800 shares of Class B common stock held by Cantor Fitzgerald Securities, (3) 750,000 shares of Class A common stock held by Cantor Fitzgerald Securities and (4) 2,641,470 shares of Class B common stock held by Cantor Fitzgerald, L.P. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P.

Equity Compensation Plan Information as of December 31, 2003

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Amended and Restated 1999 Long-Term Incentive Plan (approved by security holders)	16,658,873	$18.03	5,357,701
Equity compensation plans not approved by security holders	—	—	—
Total	16,658,873	$18.03	5,357,701

For a description of the Amended and Restated 1999 Long-Term Incentive Plan, see note 13 to our financial statements.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE FORMATION TRANSACTIONS

Concurrently with our initial public offering, Cantor contributed to us certain of our assets. These assets primarily consist of the proprietary software, network distribution systems, technologies and related contractual rights that comprise our eSpeed® system. In exchange for these assets, we issued to Cantor 43,999,900 shares of our Class B common stock, representing approximately 98% of the voting power of our capital stock outstanding at the time. Cantor converted 3,350,000 of these shares into the shares of our Class A common stock which it sold in our initial public offering in December 1999.

We entered into the agreements described below in connection with the formation transactions and to help define the terms of our relationship with Cantor in the future. In an effort to mitigate conflicts of interest between us and Cantor, we and Cantor have agreed that none of these agreements may be amended without the approval of a majority of our disinterested directors.

JOINT SERVICES AGREEMENT

Under our Amended and Restated Joint Services Agreement with Cantor dated as of May 12, 2003, and services agreements with TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, provide voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. Our agreement with Cantor provides for a perpetual term.

Revenue sharing arrangements

Under our Amended and Restated Joint Services Agreement, with Cantor and services agreements with TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, we own and operate the electronic trading system and are responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom, Municipal Partners, LLC, or CO2e.com, LLC, provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. We and Municipal Partners, LLC, each receive 50% of the fully electronic revenues related to municipal bonds and we and CO2e.com, LLC, each receive 50% of the fully electronic revenues. In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark or Freedom transactions. In the case of CO2e.com, LLC, we receive 50% of CO2e.com, LLC, fully electronic revenues and 15% of the voice assisted and open outcry revenues until December 31, 2003, and 20% of voice-assisted and open outcry revenues thereafter. In addition, we receive 25% of the net revenues from Cantor's gaming business. With respect to an eSpeed equity order routing business conducted for Cantor, we and Cantor each receive 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. Any eSpeed equity order routing business that is not conducted for Cantor will be treated generally as a fully electronic transaction, and we will receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues.

In February 2003, we agreed with Cantor that with respect to (i) certain network access facilities services agreements and (ii) other circumstances in which Cantor refers network access facility services business to us, 60% of net revenues from such business would be paid to Cantor and 40% of such revenues would be paid to us. This revenue sharing arrangement will be made after deduction of all sales commissions, marketing, helpdesk, clearing and direct third-party costs, including circuits and maintenance.

Software Solutions services

We provide to Cantor, TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, Software Solutions services, including (1) systems administration; (2) internal network support; (3) support and procurement for desktops of end-user equipment; (4) operations and disaster recovery services; (5) voice and data communications; (6) support and development of systems for clearance, settlement and other fulfillment services; (7) systems support for broker; (8) electronic applications systems and network support and development; and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, TradeSpark and Freedom the actual direct and indirect costs, including overhead, that we incur in performing these services. We charge Municipal Partners, LLC, an amount based on the actual direct and indirect costs, including overhead, of providing such services. These services are provided to CO2e.com, LLC, at no additional cost other than the revenue sharing arrangement set forth above. In exchange for a 25% share of the net revenues from Cantor's gaming businesses, we are obligated to spend and do not get reimbursed for the first $750,000 each quarter of costs of providing support and development services for such gaming businesses.

Intellectual property

Cantor has granted to us a license covering Cantor's patents and patent applications that relate to our eSpeed® system. The license is perpetual, irrevocable, worldwide and royalty free and is exclusive, except in the event that (1) we are unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require us to do so, or we are unable to provide such services or (2) we do not exercise our right of first refusal to provide to Cantor electronic brokerage services with respect to a marketplace, in which events Cantor will have a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. Cantor will cooperate with us, at our expense, in any attempt by us to prevent any third party infringement of our patent rights under the license. Cantor has also granted to us a non- exclusive, perpetual, irrevocable worldwide, royalty-free right and license to use the servicemarks "Cantor ExchangeSM," "Interactive MatchingSM," "MOLESM" and "CXSM".

Non-competition and market opportunity provisions

The Joint Services Agreement imposes performance obligations on us and restricts our ability to compete with Cantor and Cantor's ability to compete with us in markets that we and Cantor traditionally operate. We and Cantor have agreed to exclude the TradeSpark and Freedom marketplaces from the provisions of the Joint Services Agreement in order to enable us to enter into separate agreements in connection with these marketplaces.

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

Pursuant to the Administrative Services Agreement, Cantor is required to obtain for us, among other things, property and casualty insurance of not less than $40 million and business interruption insurance of $25 million. Cantor has procured property insurance coverage for us covering our fixed assets and business interruption insurance of at least these coverage amounts. However, we are listed on this insurance policy as one of several insured parties, together with Cantor and several of its affiliates. This insurance policy is for aggregate amounts in excess of the amounts set forth above. The Administrative Services Agreement does not provide for the allocation of the proceeds among the named insured parties. Insurance proceeds paid to date have been paid to Cantor on behalf of all parties named on the policy, and Cantor has allocated these proceeds among the insured parties. As a result of the terrorist attacks of September 11, 2001, our offices in the World Trade Center were destroyed and we lost 180 of our employees, including many members of our senior management. Pursuant to the above allocation, as of December 31, 2003, Cantor received approximately $21.0 million of property insurance proceeds in settlement for property damage related to the September 11 Events. We are entitled to approximately $19.5 million of such amounts as replacement assets are purchased in the future.

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

POTENTIAL CONFLICTS OF INTEREST AND COMPETITION WITH CANTOR

Various conflicts of interest between us and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. Four of our directors and a majority of our officers also serve as directors and/or officers of Cantor. Simultaneous service as an eSpeed director or officer and service as a director or officer, or status as a partner, of Cantor could create or appear to create potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor. Mr. Lutnick, our Chairman, President and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor. As a result, Mr. Lutnick controls Cantor. Cantor owns shares of our Class A common stock and Class B common stock representing approximately 88.6% of the Total Voting Power of our capital stock. Although all related party transactions between eSpeed and Cantor and related entities are approved by our Audit Committee, Mr. Lutnick's simultaneous service as our Chairman, President and Chief Executive Officer and his control of Cantor could create or appear to create potential conflicts of interest when Mr. Lutnick is faced with decisions that could have different implications for us and for Cantor.

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

WILLIAMS AND DYNEGY

On June 5, 2000, each of Williams Energy Marketing & Trading and Dynegy purchased a unit consisting of (a) 789,071 shares of our Class A common stock and (b) warrants exercisable for the purchase of up to 666,666 shares of our Class A common stock, for an aggregate purchase price for the unit of $25.0 million. The warrants have a per share exercise price of $35.20, a 10-year term and 25% of the warrants are currently exercisable. The remaining warrants are exercisable commencing on December 5, 2005.

At such time as Williams and Dynegy (or their permitted affiliate assignees) have made an aggregate equity investment in us of an amount equal to at least $100.0 million, valued on a cost basis (and for so long as such parties maintain ownership of equity securities having such cost basis), Cantor is obligated to use its best efforts to cause one designee jointly selected by Williams and Dynegy to be nominated to our board of directors and to vote its shares of common equity in favor of such designee.

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

In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, which would have resulted in commissions to us under the TradeSpark technology services agreement, in 2000, we issued 5,500,000 shares of our Series A preferred stock and 2,500,000 shares of our Series B preferred stock to a limited liability company newly-formed by the EIPs to hold their investments in TradeSpark and the Series A and B preferred stock. See Note 7 to our consolidated financial statements.

Beginning in mid-2002, several of the TradeSpark EIP investors changed their focus from energy merchant trading to asset management and a traditional utility model, requiring an adjustment to the TradeSpark business model and a reduced focus on the TradeSpark investment by such energy partners. In the first quarter of 2004, Cantor and eSpeed purchased 100% of a holding company owning a 66.67% interest in TradeSpark from the six energy industry market participants that initially invested in TradeSpark in exchange for an aggregate cash payment of $2.4 million through EIP Holdings Acquisition LLC ("EIP Holdings"), a Delaware limited liability company owned by us and Cantor. In connection with this purchase, we contributed to EIP Holdings a 4.75% interest in TradeSpark and Cantor contributed its existing 28.34 % interest in TradeSpark along with their respective interests in TradeSpark's general partner. We retained a .25% interest in TradeSpark. We also contributed $360,000 of the $2.4 million of the cash consideration. We serve as the Managing Member of EIP Holdings and will receive 15%, and Cantor will receive 85%, of all profits and losses and liquidation value of EIP Holdings. In addition, we received all right, title and interest in and to all shares of our Series A and Series B Preferred Stock owned by EIP directly or indirectly through its interest in the holding company. The 5,500,000 shares of Series A preferred stock and 2,500,000 shares of Series B preferred stock which were owned by the Holding Company had been convertible into (i) an aggregate of 80,000 shares of Class A Common Stock at any time or (ii) warrants to purchase up to 8,000,000 shares of eSpeed's Class A Common Stock at $27.94 per share upon certain conditions, including the achievement of thresholds and minimum trading thresholds that were unlikely to be satisfied. These 8,000,000 shares of Series A and Series B Preferred Stock were distributed to eSpeed by EIP Holdings in March 2004 and retired by our board of directors. Currently, EIP Holdings owns 99.75% of TradeSpark and eSpeed owns .25% of TradeSpark. At the present time, TradeSpark is continuing to deliver electronic trading in the North American energy marketplace. As was the case before, to the extent TradeSpark engages in a voice brokerage business, such business will be transacted in conjunction with Cantor.

MUNICIPAL PARTNERS

In January 2002, Cantor sold the assets of the business known as Municipal Partners, Inc., a municipal bond broker, to a newly formed limited company, Municipal Partners, LLC, formed by Brian Kelly, a former employee of Cantor, in exchange for a 25% special interest in Municipal Partners, LLC. Cantor had purchased substantially all of the assets of Municipal Partners, Inc., in July 2000. Cantor also loaned $1,000,000 to Municipal Partners, LLC, and is entitled to distributions equal to 5% of the gross revenues of the business less the amount of our revenue share for electronic transactions. Pending receipt of applicable licenses by Municipal Partners, LLC, Cantor provided

Municipal Partners, LLC, with interim services. In connection with the sale, we (1) granted Municipal Partners, LLC, a non-exclusive license to use our software and technology to operate a municipal bond brokerage business; (2) will maintain our municipal bond trading platform and provide the software capabilities that were in place in Cantor's municipal bond business (we are to be compensated for upgrading the trading platform at cost plus a reasonable profit or at prevailing rates, at our election); (3) will provide web-hosting, technical and customer support at cost plus a reasonable fee to Municipal Partners, LLC; (4) will receive 50% of gross revenues of Municipal Partners, LLC, with respect to electronic transactions; and (5) terminated existing arrangements with former brokers in the business (some of whom are deceased) pursuant to which we had given them shares of our Class A common stock valued at $1,250,000 in exchange for promissory notes in the same amount with the result that the notes were terminated and the shares were cancelled. This agreement is currently subject to litigation. See "Item 3. Legal Proceedings."

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

Upon the closing of the transaction, we entered into a services agreement with Freedom to provide for electronic trading technology and services and infrastructure/back-offices services. Under this agreement, we are entitled to 65% of the electronic transaction services revenues and Freedom is entitled to 35% of such revenues. We also receive 35% of revenues derived from all voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information that is not incidental to the above services. We have also agreed to pay to Freedom an overhead charge for each eSpeed employee that is based in Freedom's office.

CO2E.COM, LLC

On October 11, 2002, Mitsui & Co. (U.S.A.), Inc. and MB Emission Trading, Inc. (Mitsui) invested $1,200,000 in CO2e.com, a Cantor subsidiary. CO2e.com's purpose is to form and operate one or more electronic trading markets for products related to the mitigation of greenhouse gasses and related activities and to provide brokerage information and consulting services relating to the emission or mitigation of greenhouse gasses and related issues. In connection therewith, we and CO2e.com entered into a Services Agreement whereby we will receive 50% of CO2e.com's fully electronic revenues and 15% of CO2e.com's voice-assisted and open outcry revenues until December 2003, and 20% thereafter. The Services Agreement supersedes the provisions of the Joint Services Agreement with respect to CO2e.com transactions. Mitsui received 4% of the equity of CO2e.com and we agreed to transfer certain intellectual property rights to CO2e.com.

UBS

On August 21, 2002, we entered into a Global Fixed Income Transaction Fee Agreement (the UBS Agreement) with UBS AG and certain named affiliates (collectively, UBS) and Cantor for UBS to execute trades electronically on our eSpeed® system in U.S. Securities, Agency Securities, European Government Bonds, UK Gilts, Japanese Government Bonds and swaps of these various securities instruments. The UBS Agreement has an initial term of two and one-half years, commencing as of January 1, 2002. In addition to quarterly participation fees to be paid to Cantor, UBS will pay transaction fees to Cantor for each executed transaction. These fees will then be shared with us in accordance with our Joint Services Agreement with Cantor.

In connection with the Agreement, we issued to UBS a warrant to purchase 300,000 shares of our Class A common stock. The warrant has a term of 10 years and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and nonforfeitable, and is exercisable nine years and six months after issuance, subject to acceleration upon the satisfaction by UBS of its commitment conditions provided for in the Agreement. We incurred a non-cash charge equal to the fair value of the warrant on the date of issuance, which will be amortized over the term of the Agreement.

In addition, we have provided UBS with piggyback registration rights for the Class A common stock underlying the warrants.

UBS failed to comply with the commitment condition for the period August 1, 2002 to July 31, 2003. Commencing October 1, 2003, the UBS Agreement was renegotiated to facilitate their ability to meet the commitment condition going forward, to extend the term by one year to July 31, 2005 and to provide for a revised acceleration schedule (the Revised Agreement). The Revised Agreement provides for acceleration of 125,000 warrant shares on October 1, 2003, of which warrants to purchase 75,000 shares of our Class A common stock were exercised by UBS in October 2003, and acceleration of the remaining 175,000 warrant shares in seven equal tranches of 25,000 shares each quarter, commencing with the quarter ending January 31, 2004, subject to the satisfaction by UBS of the revised commitment conditions set forth in the Revised Agreement. On February 9, 2004, we notified UBS that it failed to comply with the commitment conditions for the period November 1, 2003 to January 31, 2004 and that it is not entitled to acceleration of the first 25,000 tranche of warrant shares.

DEUTSCHE BANK

On July 30, 2001, we entered into an agreement to form a business partner relationship with Deutsche Bank, AG (Deutsche Bank), whereby Deutsche Bank will channel its electronic market-making engines and liquidity for specified European fixed income products using our electronic trading platform. In connection with the agreement, Deutsche Bank purchased 750 shares of our Series C Redeemable Convertible Preferred Stock (Series C Preferred) at its par value of $0.01 per share. Each share of the Series C Preferred is convertible at the option of Deutsche Bank into 10 shares of our Class A common stock at any time during the five years ending July 31, 2006.

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

Deutsche Bank was deemed to have fulfilled its obligations under the agreement for the 12 months ended July 30, 2002, and, accordingly, a warrant to purchase 150,000 shares of our Class A common stock was issued by us. We have informed Deutsche Bank that it was not in compliance with the agreement for the 12 months ended July 30, 2003, and that a warrant will not be issued for such period.

Based on certain communications and the failure of Deutsche Bank to comply with the agreement since, we have further notified Deutsche Bank that we believe it has terminated its right to receive warrants under the agreement for the remaining commitment periods. The 150 shares of Series C Preferred with respect to the twelve-month period ended July 30, 2003, are redeemable by us for 1,500 shares of Class A common stock.

INDEMNIFICATION BY CANTOR

Although we do not expect to incur any losses with respect to pending lawsuits or supplemental allegations relating to Cantor and Cantor's limited partnership agreement, Cantor has agreed to indemnify us with respect to any liabilities we incur as a result of such lawsuits or allegations.

OTHER TRANSACTIONS

We enter into overnight reverse repurchase agreements with Cantor. At December 31, 2003, the reverse repurchase agreements totaled $173.2 million, including accrued interest. The securities collateralizing the reverse repurchase agreements are held under a custodial arrangement at J.P. Morgan Chase.

In September 2003, we donated $ 687,600 to the Cantor Fitzgerald Relief Fund (the Relief Fund) in connection with a charity day on September 11, 2003. The Relief Fund is a tax-exempt organization established to aid the families of the victims who perishedas a result of the September 11 Events. Mr. Lutnick, our Chief Executive Officer, is one of the directors of the Relief Fund. Edie Lutnick, Mr. Lutnick's sister, and Stuart Fraser, Cantor's Vice Chairman, are the other directors of the Relief Fund.

In February 2003, we sold to Cantor fixed assets with a net book value of approximately $2.5 million pursuant to a sale leaseback agreement. We retain use of the assets in exchange for a $95,000 monthly charge under the Administrative Services Agreement.

In 2003, we paid to Curran & Connors, Inc., approximately $206,517 in design fees and printing and production expenses with respect to the production of our annual report. Hank Morris, a member of our board of directors, serves as Chairman and CEO of Curran & Connors and is its controlling shareholder. In addition, in 2002, we paid Morris & Carrick, Inc., a media and strategic consulting firm, $50,000 in consulting fees and Cantor Fitzgerald paid Morris & Carrick $250,000 in consulting fees. Mr. Morris is the Chairman and President of Morris & Carrick.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

In addition to retaining Deloitte & Touche LLP ("Deloitte") to audit our consolidated financial statements for 2003, we retained Deloitte to provide consulting services and to audit our Deferral Plan. The following table summarizes the aggregate fees billed to us by Deloitte:

	2003	2002
Audit Fees (a)	$496,250	$592,894
Audit-Related Fees (b)	87,500	136,350
Tax Fees (c)	0	10,000
All Other Fees	0	0
Total	$583,750	$739,244

(a)	Fees for audit services billed in 2003 and 2002 consisted of:
•	Audit of our annual financial statements
•	Reviews of our quarterly financial statements
•	Comfort letters, statutory and regulatory audits, consents and other services related to Security and Exchange Commission ("SEC") matters

(b)	Fees for audit-related services billed in 2003 and 2002 consisted of:
•	Financial Accounting and reporting consultations
•	Employee Benefit plan audits

(c)	Fees for tax services billed in 2002 consisted of tax compliance and tax planning and advice.

In considering the nature of the services provided by Deloitte, our Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the "SEC") to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

During 2003, our audit committee specifically approved the appointment of Deloitte & Touche LLP to be our independent auditors for the year ended December 31, 2003. Deloitte & Touche LLP was also approved to perform reviews, pursuant to Statement of Auditing Standards No. 71, of our quarterly financial reports within the year ended December 31, 2003 and certain other audit related services such as accounting consultations. Until such time as our board of directors adopts a revised audit committee charter or other specific pre-approval policy for these services, our audit committee will continue to approve the services on this basis.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS.    See Index to Financial Statements on page 41.

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

Exhibit Number	Description
2.1	Assignment and Assumption Agreement, dated as of December 9, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH, LLC, Cantor Fitzgerald & Co. and eSpeed, Inc. (Incorporated by reference by Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
2.2	Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P. (Incorporated by reference to Exhibit 2.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
3.1	Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).
3.2	Second Amended and Restated By-Laws of eSpeed, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
3.3	Certificate of Designations, Preferences and Rights of Series A Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.4	Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5	Certificate of Designations, Preferences and Rights of Series C Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
4	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).
10.2*	Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit Number	Description
10.5	Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed Markets, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.6	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the Investors named therein. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.7	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.8	Warrants issued to Martin J. Wygod and a related trust. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.9	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.10	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.11	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.12	Warrant issued to Dynegy, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.13	Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.14+	Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.15+	Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.16	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

Exhibit Number	Description
10.17	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.18	Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.19	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.20	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.21	Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.23	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.24	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.25	Warrant Agreement, dated as of August 1, 2002 between eSpeed, Inc. and Deutsche Bank AG. (Incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.26	Amended and Restated Joint Services Agreement, dated as of May 12, 2003, by and among Canter Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries. (Incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.27	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc.and UBS USA Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.28	eSpeed 2003 Incentive Bonus Compensation Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.29	Amended and Restated eSpeed, Inc. 1999 Long Term Incentive Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
21	List of subsidiaries of eSpeed, Inc. (Incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
23	Consent of Deloitte & Touche LLP, independent auditors.

Exhibit Number	Description
24	Powers of Attorney (included on signature page).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b)	REPORTS ON FORM 8-K.

We filed a report on Form 8-K under Items 7 and 12 thereof on November 13, 2003, which report contained the press release issued with respect to our financial results for the quarter ended September 30, 2003. On December 22, 2003 we also filed a report on Form 8-K under Item 5 with respect to our settlement agreement with NYMEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12 day of March, 2004.

eSPEED, INC.

By:     /s/ Howard W. Lutnick

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

Signature	Capacity in Which Signed	Date

/s/ Howard W. Lutnick	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 12, 2004

Howard W. Lutnick

/s/Jeffrey M. Chertoff	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

Jeffrey M. Chertoff

/s/ Lee Amaitis	Director	March 12, 2004

Lee Amaitis

/s/ John H. Dalton	Director	March 12, 2004

Hon. John H. Dalton

/s/ Stephen M. Merkel	Director	March 12, 2004

Stephen M. Merkel

/s/ William J. Moran	Director	March 12, 2004

William J. Moran

/s/ Henry Morris	Director	March 12, 2004

Henry Morris

/s/ Joseph C. Noviello	Director	March 12, 2004

Joseph C. Noviello

Signature	Capacity in Which Signed	Date

/s/ Albert M. Weis	Director	March 12, 2004

Albert M. Weis

EXHIBIT INDEX

Exhibit Number	Description
2.1	Assignment and Assumption Agreement, dated as of December 9, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH, LLC, Cantor Fitzgerald & Co. and eSpeed, Inc. (Incorporated by reference by Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
2.2	Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P. (Incorporated by reference to Exhibit 2.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
3.1	Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).
3.2	Second Amended and Restated By-Laws of eSpeed, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
3.3	Certificate of Designations, Preferences and Rights of Series A Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.4	Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5	Certificate of Designations, Preferences and Rights of Series C Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
4	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).
10.2*	Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
10.4	Amendment No. 1 to Amended and Restated Joint Services Agreement, dated as of January 30, 2002.
10.5	Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed Markets, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.6	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the Investors named therein. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit Number	Description
10.7	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.8	Warrants issued to Martin J. Wygod and a related trust. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.9	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.10	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.11	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.12	Warrant issued to Dynegy, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.13	Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.14+	Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.15+	Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.16	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.17	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.18	Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report for the quarter ended June 30, 2001).
10.19	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).
10.20	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

Exhibit Number	Description
10.21	Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).
10.23	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).
10.24	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).
10.25	Warrant Agreement, dated as of August 1, 2002 between eSpeed, Inc. and Deutsche Bank AG. (Incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report for the quarter ended June 30, 2003).
10.26	Amended and Restated Joint Services Agreement, dated as of May 12, 2003, by and among Canter Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries. (Incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.27	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report for the quarter ended September 30, 2003).
10.28	eSpeed 2003 Incentive Bonus Compensation Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report for the quarter ended September 30, 2003).
10.29	Amended and Restated eSpeed, Inc. 1999 Long Term incentive Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly Report for the quarter ended September 30, 2003).
21	List of subsidiaries of eSpeed, Inc. (Incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
23	Consent of Deloitte & Touche LLP, independent auditors.
24	Powers of Attorney (included on signature page).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.