Form 10-Q
period 2004-03-31
ESPEED INC
filed 2004-05-10
CIK 1094831

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes             No

As of April 21, 2004, the registrant had 32,252,743 shares of Class A common stock, $0.01 par value, and 23,889,270 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries
Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I. — FINANCIAL INFORMATION

PART I. — FINANCIAL INFORMATION
ITEM 1.     Financial Statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$232,988	$228,500
Fixed assets, net	41,638	34,467
Investments	12,317	11,449
Intangible assets, net	18,380	18,927
Receivable from related parties	756	1,518
Other assets	3,119	2,707
Total assets	$309,198	$297,568

Liabilities and Stockholders' Equity
Liabilities:
Payable to related parties	$2,064	$6,323
Accounts payable and accrued liabilities	21,991	19,560
Total liabilities	24,055	25,883

Commitments and contingencies (Note 11)

Stockholders' Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized, 600 and 8,000,600 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	80
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 32,400,724 and 30,953,867 shares issued at March 31, 2004 and December 31, 2003, respectively	324	310
Class B common stock, par value $.01 per share; 100,000,000 shares authorized; 23,889,270 and 25,139,270 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	239	251
Additional paid-in capital	289,988	287,593
Unamortized expense of business partner and non-employee securities	(748)	(1,192)
Treasury stock, at cost: 186,399 shares of Class A common stock at March 31, 2004 and December 31, 2003, respectively	(2,094)	(2,094)
Accumulated deficit	(2,566)	(13,263)
Total stockholders' equity	285,143	271,685

Total liabilities and stockholders' equity	$309,198	$297,568

See notes to the condensed consolidated financial statements.

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$30,527	$22,510
Voice-assisted brokerage transactions	6,026	5,161
Screen-assisted open outcry transactions	231	49
Total transaction revenues with related parties	36,784	27,720
Software Solutions fees from related parties	4,112	3,650
Software Solutions and licensing fees from unrelated parties	2,998	2,131
Interest income	744	542
Total revenues	44,638	34,043

Expenses:
Compensation and employee benefits	9,315	8,844
Occupancy and equipment	8,482	7,177
Professional and consulting fees	933	1,111
Communications and client networks	1,613	1,594
Marketing	386	334
Administrative fees to related parties	2,957	2,578
Amortization of business partner and non-employee securities	444	705
Other	2,947	2,320
Total expenses	27,077	24,663

Income before income tax provision	17,561	9,380
Income tax provision (benefit)	6,866	(95)
Net income	$10,695	$9,475
Earnings per share:
Per share data:
Basic	$0.19	$0.17
Diluted	$0.18	$0.17
Basic weighted average shares of common stock outstanding	56,074	55,096
Diluted weighted average shares of common stock outstanding	58,253	57,372

See notes to condensed consolidated financial statements

eSpeed, Inc and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$10,695	$9,475
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,376	3,963
Amortization of business partner and non-employee securities	444	705
Equity in net loss of unconsolidated investments	(29)	33
Deferred income tax expense	63	—
Tax benefit from stock option and warrant exercises	791	—
Issuance of securities under employee benefit plans	30	100
Changes in operating assets and liabilities:
Receivable from related parties	762	(4,811)
Other assets	(1,450)	(1,179)
Payable to related parties	(4,259)	(16,129)
Accounts payable and accrued liabilities	2,372	(2,158)
Net cash provided by (used in) operating activities	14,795	(10,001)

Cash flows from investing activities:
Purchase of fixed assets	(7,226)	(636)
Sale of fixed assets	—	2,752
Capitalization of software development costs	(3,896)	(3,204)
Capitalization of patent defense and registration costs	(877)	(286)
Purchase of investment	(360)	—
Net cash used in investing activities	(12,359)	(1,374)

Cash flows from financing activities:
Repurchase of Class A common stock	—	(1,872)
Proceeds from exercises of stock options and warrants	1,495	363
Receivable from broker on stock option exercises	557	—
Net cash provided by financing activities	2,052	(1,509)

Net increase (decrease) in cash and cash equivalents	4,488	(12,884)

Cash and cash equivalents, beginning of year	228,500	187,999
Cash and cash equivalents, end of period	$232,988	$175,115

Supplemental cash information:
Cash paid for income taxes	$1,601	—
Cash paid for interest	—	—

See notes to condensed consolidated financial statements.

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

The Company is a subsidiary of Cantor Fitzgerald Securities ("CFS"), which in turn is a 99.75% owned subsidiary of Cantor Fitzgerald, L.P. ("CFLP" or, together with its subsidiaries, "Cantor"). eSpeed commenced operations on March 10, 1999 as a division of CFS. eSpeed is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering.

The Company's financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results. Certain reclassifications and format changes have been made to prior year information to conform to the current year presentation.

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures, which are normally required under U.S. GAAP, have been condensed or omitted. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The consolidated statement of financial condition at December 31, 2003 was derived from the audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.    Stock Based Compensation

Pursuant to guidelines contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company records no expense for stock options issued to employees as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table represents the effect had the Company accounted for the options in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)

Net income, as reported	$10,695	$9,475
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $1,189 and $0 of taxes for the three months ended March 31, 2004 and 2003, respectively.	(1,852)	(4,089)
Net income, pro-forma	$8,843	$5,386
Basic weighted average shares of common stock outstanding	56,074	55,096
Diluted weighted average shares of common stock outstanding	58,253	57,372
Earnings per share:
Basic - as reported	$0.19	$0.17
Basic - pro forma	$0.16	$0.10

Diluted - as reported	$0.18	$0.17
Diluted - pro forma	$0.15	$0.09

Effective April 1, 2003, the Company established a provision for recording income taxes at the statutory federal and state rates adjusted for differences related to the Company's activities (see Note 4, Income Taxes). Prior to this date, income taxes were minimal due to the benefit of net operating loss carryforwards. The Company applied these effective tax rates in computing the above pro-forma information for respective periods.

3.    Fixed Assets

Fixed assets consisted of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Computer equipment	$28,188	$21,992
Software, including software development costs	46,240	41,914
Leasehold improvements and other fixed assets	3,675	3,071
	78,103	66,977
Less: Accumulated depreciation & amortization	(36,465)	(32,510)
Fixed assets, net	$41,638	$34,467

In February 2003, the Company sold to Cantor fixed assets with a net book value of approximately $2.5 million pursuant to a sale-leaseback agreement. The Company retains use of the assets in exchange for a $95,000 monthly charge under the Administrative Services Agreement (see Note 8, Related Party Transactions).

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes qualifying computer software costs incurred during the application development stage. During the three months ended March 31, 2004 and 2003, software development costs totaling $3.9 million and $3.2 million were capitalized, respectively. For the three months ended March 31, 2004 and 2003, the Company's consolidated statements of income included $2.3 million and $1.7 million, respectively, in relation to the amortization of software development costs.

4.    Intangible Assets

Intangible assets consisted of the following:

As of March 31, 2004 and December 31, 2003, intangible assets included the Lawrence patent, the Wagner patent and the Automated Auction Protocol Processor Patent, as well as capitalized costs incurred to establish, perfect and protect the Company's rights under the patents. In addition, the Company incurred costs in connection with various patent applications.

	March 31, 2004	December 31, 2003
	(In thousands)
Patents, including capitalized legal costs	$28,929	$28,052
Less: accumulated amortization	(10,549)	(9,125)
Intangible assets, net:	$18,380	$18,927

The cost of acquired patents and the related costs incurred to establish, perfect and protect the Company's rights under the patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized costs related to the filing of patents are generally amortized on a straight-line basis over a period not to exceed three years. During the three months ended March 31, 2004 and 2003, the Company recorded amortization expense of $1.4 million and $1.0 million, respectively, for these intangible assets. The estimated aggregate amortization expense for each of the next five fiscal years is as follows: $5.8 million in 2005, $5.4 million in 2006, $0.9 million in 2007, $0.3 million in 2008 and $0.3 million in 2009.

5.    Income Taxes

The provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Current:
Federal	$5,600	$—
State & local	1,203	141
	6,803	141
Deferred	63	(236)
Provision for income taxes	$6,866	$(95)

As of March 31, 2003, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of $7.1 million. Effective April 1, 2003, the Company started recording income taxes at an effective tax rate of approximately 39.1% and utilized the $2.8 million tax benefit of such NOLs.

At March 31, 2004, the valuation allowance against the deferred tax assets of $11.7 million primarily related to non-deductible warrant expense where it appears more likely than not that such item will not be realized in the future.

Additionally, tax benefits associated with employee stock option and warrant exercises served to reduce taxes currently payable by $5.7 million as of March 31, 2004. A corresponding amount was credited to additional paid-in capital.

6.    Business Partner and Non-Employee Securities

The amortization expense for the issuance of business partner and non-employee securities was as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)

Freedom warrants	$299	$299
Deutsche Bank warrants	—	107
UBS warrants	117	299
Non-employee stock options	28	—
	$444	$705

There were no new business partner transactions executed during the three months ended March 31, 2004.

In connection with an agreement between eSpeed, certain Cantor entities and certain UBS entities, the Company previously issued to UBS Americas Inc. (successor by merger to UBS USA Inc.) ("UBS") a warrant to purchase 300,000 shares of its Class A common stock (the "Warrant Shares"). The warrant has a term of 10 years from August 21, 2002 and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and nonforfeitable, and is exercisable nine years and six months after issuance, subject to acceleration upon the satisfaction by UBS of certain commitment conditions. On August 21, 2002, the Company recorded additional paid in capital and unamortized expense of business partner securities of $2.2 million, representing the fair value of the Warrant Shares.

Effective October 1, 2003, the UBS agreement was amended to revise the list of products for which UBS provides prices and improve the spreads, provide for commission incentives and extend the term of the agreement until July 31, 2005. In connection with the amendment, the Company agreed to accelerate the exercisability of 125,000 Warrant Shares, of which 75,000 and 50,000 shares were exercised by UBS on October 23, 2003 and March 26, 2004, respectively. In addition, pursuant to the amended agreement, the Company may accelerate the exercisability of 25,000 Warrant
Shares of its Class A common stock at the end of each of the seven quarters in the period from November 1, 2003 though July 31, 2005, upon the satisfaction by UBS of certain commitment conditions. The Company has informed UBS that it has not met the commitment conditions for the quarter ended January 31, 2004, and that, accordingly, the exercisability of 25,000 Warrants Shares will not be accelerated. On April 1, 2004, the unamortized expense of such business partner securities was approximately $0.6 million, which the Company will amortize on a straight-line basis until July 31, 2005.

7.    Investment in TradeSpark

On September 22, 2000, the Company made a cash investment in TradeSpark, L.P. ("TradeSpark") of $2.0 million in exchange for a 5% interest in TradeSpark, and Cantor made a cash investment of $4.3 million in TradeSpark and agreed to contribute to TradeSpark certain assets relating to its voice brokerage business in certain energy products in exchange for a 28.33% interest in TradeSpark. The Company and Cantor also executed an amendment to the Joint Services Agreement in order to enable each of us to engage in this business transaction. The remaining 66.67% interest in TradeSpark was purchased by energy industry market participants ("EIPs"). In connection with such investment, the Company entered into a perpetual technology services agreement with TradeSpark pursuant to which the Company provides the technology infrastructure for the transactional and technology related elements of the TradeSpark marketplace as well as certain other services to TradeSpark in exchange for specified percentages of transaction revenues from the marketplace. If a transaction is fully electronic, the Company receives 65% of the aggregate transaction revenues and

TradeSpark receives 35% of the transaction revenues. In general, if TradeSpark provides voice-assisted brokerage services with respect to a transaction, then the Company receives 35% of the revenues and TradeSpark receives 65% of the revenues. Cantor also entered into an administrative services agreement with TradeSpark pursuant to which it provides administrative services to TradeSpark at cost. The Company and Cantor each received representation rights on the management committee of TradeSpark in proportion to their ownership interests in TradeSpark.

In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, which would have resulted in commissions to the Company under the TradeSpark technology services agreement, in 2000, the Company issued 5,500,000 shares of its Series A preferred stock and 2,500,000 shares of its Series B preferred stock to a limited liability company, EIP Holdings, LLC ("EIP Holdings"), newly-formed by the EIPs to hold their investments in TradeSpark and the Series A and B preferred stock. Beginning in mid-2002, several of the TradeSpark EIP investors changed their focus from energy merchant trading to asset management and a traditional utility model, requiring an adjustment to the TradeSpark business model and a reduced focus on the TradeSpark investment by such energy partners.

In the first quarter of 2004, Cantor and eSpeed purchased 100% of EIP Holdings, the holding company formed by the EIPs that owned 66.66% of TradeSpark. The purchase price of $2.4 million was paid through EIP Holdings Acquisition, LLC ("EIP Holdings Acquisition"), a Delaware limited liability company owned by the Company and Cantor. In connection with this purchase, the Company contributed to EIP Holdings Acquisition a 4.75% interest in TradeSpark and Cantor contributed its existing 28.34 % interest in TradeSpark along with their respective interests in TradeSpark's general partner. The Company retained a .25% interest in TradeSpark. The Company also contributed $360,000, or 15%, of the $2.4 million of the cash consideration. The Company serves as the Managing Member of EIP Holdings Acquisition and will receive 15%, and Cantor will receive 85%, of all profits and losses and liquidation value of EIP Holdings Acquisition. In addition, the Company received all right, title and interest in and to all shares of the Company's Series A and Series B Preferred Stock owned by the EIPs directly or indirectly through their interest in EIP Holdings. The 5,500,000 shares of Series A preferred stock and 2,500,000 shares of Series B preferred stock which were owned by EIP Holdings had been convertible into (i) an aggregate of 80,000 shares of Class A Common Stock at any time or (ii) warrants to purchase up to 8,000,000 shares of eSpeed's Class A Common Stock at $27.94 per share upon certain conditions, including the achievement of thresholds and minimum trading thresholds that were unlikely to be satisfied. These 8,000,000 shares of Series A and Series B Preferred Stock were distributed to eSpeed by EIP Holdings Acquisition in March 2004 and retired by the Company's board of directors. Currently, EIP Holdings Acquisition owns 99.75% of TradeSpark and eSpeed owns ..25% of TradeSpark.

The Company's net earnings from its investment in TradeSpark, through both its direct investment in TradeSpark and its indirect interest through EIP Holdings Acquisition, totaled $31,049 for the three months ended March 31, 2004. This amount included the Company's $110,462 share of the gain recognized for the negative goodwill recorded on the acquisition of EIP Holdings by EIP Holdings Acquisition. The Company's share of the net losses of TradeSpark was $64,903 for the same period in 2003. The carrying value of the Company's investment in TradeSpark, through both its direct investment in TradeSpark and its indirect interest through EIP Holdings Acquisition, totaled $795,792 and $404,743 at March 31, 2004 and December 31, 2003, respectively.

8.    Related Party Transactions

Cash and cash equivalents at March 31, 2004 and December 31, 2003 included $180.5 million and $173.2 million, respectively, of reverse repurchase agreements, which are transacted on an overnight basis with Cantor. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are held under a custodial arrangement with a third party bank and are not permitted to be resold or repledged. The fair value of such collateral at March 31, 2004 and December 31, 2003 totaled $181.7 million and $175.0 million, respectively.

Investments in TradeSpark, both direct and indirect, and the limited partnership (the "LP") that invested in Freedom International Brokerage ("Freedom") are accounted for using the equity method

(see Note 7, Investment in TradeSpark). The carrying value of such related party investments was $7.9 million and $7.5 million at March 31, 2004 and December 31, 2003, respectively. For the three months ended March 31, 2004, the Company's share of the net income of the LP and Tradespark was approximately $29,000 in the aggregate.

Under the Amended and Restated Joint Services Agreement between the Company and Cantor and joint services agreements between the Company and TradeSpark, Freedom, Municipal Partners, LLC ("MPLLC") and CO2.com, LLC ("CO2e"), the Company owns and operates the electronic trading system and is responsible for providing electronic brokerage services, and Cantor, TradeSpark, Freedom, MPLLC or CO2e provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, if a transaction is fully electronic, the Company receives 65% of the aggregate transaction revenues and TradeSpark or Freedom receives 35% of the transaction revenues. If TradeSpark or Freedom provides voice-assisted brokerage services with respect to a transaction, the Company receives 35% of the revenues and TradeSpark or Freedom receives 65% of the revenues. The Company and MPLLC each receive 50% of the fully electronic revenues related to municipal bonds. The Company's agreement with CO2e provides that it receives 50% of CO2e's fully electronic revenues and 15% of CO2e's voice-assisted and open outcry revenues until December 2003, and 20% of voice-assisted and open outcry revenues thereafter. In addition, the Company receives 25% of the net revenues from Cantor's gaming businesses.

Under those services agreements, the Company has agreed to provide Cantor, TradeSpark, Freedom, MPLLC and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, TradeSpark, Freedom and MPLLC the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. These services are provided to CO2e at no additional cost other than the revenue sharing arrangement set forth above. In exchange for a 25% share of the net revenues from Cantor's gaming businesses, the Company is obligated to spend and does not get reimbursed for the first $750,000 each quarter of the costs of providing support and development services for such gaming businesses. With respect to the eSpeed equity order routing business conducted for Cantor, the Company and Cantor each receive 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. In addition, any eSpeed equity order routing business that is not conducted for Cantor will be treated generally as a fully electronic transaction, and the Company will receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues.

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

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term, which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the three months ended March 31, 2004 and 2003 totaling $3.0 million and $2.6 million, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are not the result of arm's-length negotiations because Cantor controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. As of March 31, 2004 and December 31, 2003, receivables from TradeSpark, Freedom and MPLLC totaled approximately $0.5 million and $1.4 million, respectively, and are included in receivable from related parties in the consolidated statements of financial condition.

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

As of March 31, 2004, the Company estimates that it had replaced assets with an aggregate value of approximately $13.0 million. The Company expects to incur significant costs in relation to the replacement of fixed assets lost on September 11, 2001 when it builds its permanent infrastructure and moves into its new headquarters.

9.    Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$10,695	$9,475
Shares of common stock and common stock equivalents
Weighted avg shares used in basic computation:	56,074	55,096
Dilutive effect of:
Stock options	2,086	2,165
Business partner securities	93	111
Weighted average shares used in diluted computation	58,253	57,372
Earnings per share:
Basic	$0.19	$0.17
Diluted	$0.18	$0.17

Effective April 1, 2003, the Company began recording income taxes (see Note 4, Income Taxes). During the three months ended March 31, 2003, income taxes were minimal due to the benefit of net operating loss carryforwards. As a result, in applying the treasury stock method for the three months periods ended March 31, 2004 and 2003, the assumed proceeds of stock option exercises were computed as the sum of (i) the amount the employees paid on exercise and (ii) the amount of tax benefits associated with employee stock options exercised that were credited to additional paid-in capital. Prior to April 1, 2003, the Company excluded such tax benefits in assumed proceeds of stock option exercises, thereby increasing the dilutive effect of securities accordingly.

At March 31, 2004 and 2003, approximately 11.0 million and 13.7 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

10.    Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At March 31, 2004, eSpeed Government Securities, Inc.'s liquid capital of $94,645,750 was in excess of minimum requirements by $94,620,750.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2004, eSpeed Securities, Inc. had net capital of $94,408,550, which was $93,599,011 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was ..13 to 1.

The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

11.    Commitments and Contingencies

There have been no significant changes in commitments and contingencies from the matters described in the notes to the Company's consolidated financial statements for the year ended December 31, 2003.

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

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Transaction revenues:
Europe	$8,807	$7,036
Asia	537	608
Total Non-Americas	9,344	7,644
Americas	27,440	20,076
Total	$36,784	$27,720

	March 31, 2004	December 31, 2003
	(In thousands)
Average long-lived assets:
Europe	$11,555	$4,777
Asia	388	328
Total Non-Americas	11,943	5,105
Americas	26,110	23,301
Total	$38,053	$28,406

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the effect of the September 11 Events on our operations, including in particular the loss of hundreds of eSpeed, Cantor and TradeSpark employees, our limited operating history, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including volume and volatility, and the current global recession on our business, our ability to enter into marketing and strategic alliances, to hire new personnel, to expand the use of our electronic system, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve, and other factors that are discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto appearing elsewhere in this report.

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

As of March 31, 2004, we had an accumulated deficit of $2.6 million. This deficit primarily resulted from expenditures on our technology and infrastructure incurred in building our revenue base and from non-cash charges incurred in connection with the issuance of business partner securities, partially offset by net income generated during the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002.

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

We have pursued an aggressive strategy to convert most of Cantor's financial marketplace products to our eSpeed® system and, with the assistance of Cantor, to continue to create new markets and convert new clients to our eSpeed® system. The process of converting these marketplaces includes modifying existing trading systems to allow for transactions to be entered directly from a client location, signing an agreement with the client, installing the hardware and software at the client location and establishing communication lines between us and the client. Other than Cantor, no client of ours accounted for more than 10% of our transaction revenues from our date of inception through March 31, 2004. As a result of the September 11 Events and the resulting loss of voice brokers, Cantor's U.S. operations were reduced, including the trading by it of certain U.S. financial products. Cantor also sold the assets of its municipal bond business in the first quarter of 2002 after that business ceased operations on September 11, 2001, but acquired a special interest in MPLLC, the entity that acquired the assets. Cantor has not yet fully determined which financial product marketplaces it will re-enter. In addition, Cantor's business product development activity continues to be reduced due to the September 11 Events. If Cantor determines not to re-enter its affected businesses, exits additional businesses or does not continue to develop new products or enter into new businesses, we will likely be adversely affected.

Critical Accounting Policies

For a discussion of the Company's critical accounting policies, see "Critical Accounting Policies" in our Annual Report on Form 10-K.

Results of Operations

For the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Highlights

Diluted earnings per share for the three months ended March 31, 2004 and 2003 were $0.18 and $0.17, respectively. During the three months ended March 31, 2004, we recorded an income tax provision of $6.9 million, or approximately $0.12 per diluted share, corresponding to a 39.1% consolidated effective tax rate. For the same period a year earlier, income taxes were minimal due to our NOLs.

For the three months ended March 31, 2004, transaction revenues with related parties amounted to $36.8 million, an increase of 33% as compared to transaction revenues with related parties of $27.7 million for the same period a year ago. Volumes transacted on our system per trading day increased approximately 25%. For the three months ended March 31, 2004, 83% of our transaction revenues were generated from fully electronic transactions.

Revenues

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Transaction revenues with related parties
Fully electronic transactions	$30,527	$22,510
Voice-assisted brokerage transactions	6,026	5,161
Screen-assisted open outcry transactions	231	49
Total transaction revenues with related parties	36,784	27,720
Software Solutions fees from related parties	4,112	3,650
Software Solutions and licensing fees from unrelated parties	2,998	2,131
Interest income	744	542
Total revenues	$44,638	$34,043

Transaction revenues with related parties

For the three months ended March 31, 2004, we earned transaction revenues with related parties of $36.8 million, an increase of 33% as compared to transaction revenues with related parties of $27.7 million for the three month period ended March 31, 2003. There were 62 and 61 trading days in the three-month periods ended March 31, 2004 and 2003, respectively. Transaction revenues per trading day increased by $139 thousand, or 31%, from $454 thousand for the three months ended March 31, 2003 to $593 thousand for the three months ended March 31, 2004. Volumes transacted on our system increased by $2,559 billion (approximately $2.6 trillion), or 27%, from $9,369 billion (approximately $9.4 trillion) for the three months ended March 31, 2003 to $11,928 billion (approximately $11.9 trillion) for the three months ended March 31, 2004. This increase resulted primarily from favorable market conditions in the United States and in Europe, where market fluctuations drove increases in our product volumes and transactions counts, as well as continued adoption of our new software enhancements. For the three months ended March 31, 2004, 83% of our transaction revenues were generated from fully electronic transactions as compared to 81% for the same period in 2003.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended March 31, 2004 were $4.1 million. This compares with Software Solutions fees from related parties for the three months ended March 31, 2003 of $3.7 million, an increase of 11%. This increase resulted from an increase in demand for our support services from Cantor.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the three months ended March 31, 2004 were $3.0 million as compared to Software Solutions and licensing fees from unrelated parties of $2.1 million for the same period a year ago, a 43% increase, due primarily to licensing fees earned as part of the Wagner Patent settlement agreement with NYMEX. We anticipate that as we license our software and patents to additional market participants, our revenues from Software Solutions and licensing fees from unrelated parties will continue to grow.

Interest income

For the three months ended March 31, 2004, the blended weighted average interest rate on overnight reverse repurchase agreements, tax-free municipal bonds and U.S government fixed income securities was 1.3% as compared to a 1.2% weighted average interest rate on overnight reverse repurchase agreements for the three months ended March 31, 2003. As a result of the increase in the average balances and interest rates between periods, we generated interest income of $744 thousand for the three months ended March 31, 2004 as compared to $542 thousand for the three months ended March 31, 2003, an increase of 37%.

Expenses

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Compensation and employee benefits	$9,315	$8,844
Occupancy and equipment	8,482	7,177
Professional and consulting fees	933	1,111
Communications and client networks	1,613	1,594
Marketing	386	334
Administrative fees to related parties	2,957	2,578
Amortization of business partner and non-employee securities	444	705
Other	2,947	2,320
Total expense	$27,077	$24,663

Compensation and employee benefits

At March 31, 2004, we had 342 employees, which was an increase from the 322 employees we had at March 31, 2003. For the three months ended March 31, 2004, our compensation costs were $9.3 million as compared to compensation costs of $8.8 million for the same period a year earlier. This $0.5 million increase, or 6%, in compensation costs resulted mainly from additional headcount. Compensation and employee benefits, as a percentage of revenue, were 21% and 26% for the three months ended March 31, 2004 and 2003, respectively. With a significant portion of employee compensation being discretionary and performance-based, compensation can vary from quarter to quarter.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees. We expect that our future compensation costs will increase depending, in part, upon a variety of factors, including our incremental revenue growth.

Occupancy and equipment

Occupancy and equipment costs were $8.5 million for the three months ended March 31, 2004, a $1.3 million increase, or 18%, as compared to occupancy and equipment costs of $7.2 million for the three months ended March 31, 2003. The increase was primarily caused by the occupancy and build-out of our temporary corporate headquarters in New York City.

Occupancy expenditures primarily consist of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. We moved into our temporary corporate headquarters in New York City during the second quarter of 2002. The lease for our temporary headquarters will expire on December 31, 2004, and at this time management is evaluating various alternative locations. Although we believe that equipment costs will increase in the future as we replace lost equipment, we anticipate that such equipment costs will remain below those incurred prior to the September 11 Events. We expect a portion of our capital expenditures to be covered by insurance proceeds from our property and casualty insurance coverage.

Professional and consulting fees

Professional and consulting fees were $0.9 million for the three months ended March 31, 2004 as compared to $1.1 million for the three months ended March 31, 2003, a decrease of 18%, primarily due to a decrease in legal fees and contract employee personnel costs.

Communications and client networks

Communications costs were $1.6 million for both the three months ended March 31, 2004 and March 31, 2003. Cost controls resulted in reductions in communications rates and usage charges, which were more than offset by additional client networks charges as we processed increased volumes of transactions and continued to add new clients.

Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to connect additional customers to our network.

Marketing

Marketing expenses were $0.4 million for the three months ended March 31, 2004 as compared to $0.3 million for the three months ended March 31, 2003, an increase of 33%, primarily due to an increase in advertising expense and printing costs.

Administrative fees to related parties

Administrative fees to related parties amounted to $3.0 million for the three months ended March 31, 2004, a 15% increase over the $2.6 million of such fees for the three months ended March 31, 2003.

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

Charges in relation to the amortization of such securities were approximately $0.4 million for the three months ended March 31, 2004 as compared to $0.7 million for the three months ended March 31, 2003. This $0.3 million decrease resulted primarily from the amendment of a warrant agreement that had the effect of extending the term over which the related warrant value is amortized. The termination of another warrant agreement in July 2003, for which amortization was recorded in the three months ended March 31, 2003, further contributed to this decrease. We believe period-to-period comparisons are not meaningful, as these transactions do not recur on a regular basis. Note 6 of our condensed consolidated financial statements in this Report on Form 10-Q contains further details regarding the amortization of business partner and non-employee securities.

Other expenses

Other expenses consist primarily of amortization of intangible assets, which totaled $1.4 million for the three months ended March 31, 2004, insurance costs and travel, promotional and entertainment expenditures. For the three months ended March 31, 2004, other expenses were $2.9 million, an increase of $0.6 million, or 26%, as compared to other expenses of $2.3 million for the three months ended March 31, 2004, principally due to increases in business-related insurance costs and a $0.4 million increase in the amortization of intangible assets as we continue to devote significant resources to the establishment, perfection and protection of our intellectual property portfolio.

Income taxes

During the three months ended March 31, 2004, we recorded an income tax provision of $6.9 million corresponding to a 39.1% consolidated effective tax rate. During the same period a year earlier, income taxes were minimal due to the benefit of our NOLs. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

At March 31, 2004, we had cash and cash equivalents of $233.0 million, an increase of $4.5 million as compared to December 31, 2003. During the three months ended March 31, 2004, our operating activities provided cash of $14.8 million. We also used net cash of $12.4 million resulting from purchases of fixed assets, and the capitalization of software development costs and patent registration and defense costs. In addition, we realized $1.5 million from exercises of employee stock, $0.6 million of which was receivable at March 31, 2004 and was received in the subsequent month.

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

As of March 31, 2004, we had repurchased 186,399 shares of our Class A common stock for a total of $2.1 million under our repurchase plan. Our board of directors has authorized the repurchase of up to an additional $40.0 million of our outstanding Class A common stock.

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

Aggregate Contractual Obligations

There have been no significant changes to our significant contractual obligations, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

As of March 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2004, we had invested $180.5 million of our cash in securities purchased under reverse repurchase agreements, $76.7 million of which is fully collateralized by U.S. government securities and $103.8 million of which is fully collateralized by eligible equity securities, both of which are held in a custodial account at JP Morgan Chase. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. Additionally, at March 31, 2004, we had invested $41.9 million in a money market fund held at overnight durations. This fund solely invests in short-term U.S. government fixed income securities.

We generally do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our policy is to invest our cash in a manner that provides us with an appropriate level of liquidity.

There have been no repurchases or sales of our equity securities by us during the three months ended March 31, 2004.

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

PART II. – OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

The effective date of our registration statement (Registration No. 333-87475) filed on Form S-1 relating to our initial public offering of Class A common stock was December 9, 1999. In our initial public offering, we sold 7,000,000 shares of Class A common stock at a price of $22.00 per share and Cantor Fitzgerald Securities, the selling stockholder, sold 3,350,000 shares of Class A common stock at a price of $22.00 per share. Our initial public offering was managed on behalf of the underwriters by Warburg Dillon Read LLC, Hambrecht & Quist, Thomas Weisel Partners LLC and Cantor Fitzgerald & Co. The offering commenced on December 10, 1999 and closed on December 15, 1999. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $10.0 million and offering costs of $4.4 million, totaled approximately $139.6 million. Of the $139.6 million raised, approximately $9.3 million has been used to fund investments in various entities, approximately $95.6 million has been used to acquire fixed assets and to pay for the development of capitalized software, approximately $28.3 million has been used to purchase intangible assets and pay for the defense of patents, $2.1 million has been used to repurchase shares of Class A common stock, and approximately $2.0 million has been used for other working capital purposes. The remaining $2.4 million has been invested in reverse repurchase agreements.

Of the amount of proceeds spent through March 31, 2004, approximately $40.1 million has been paid to Cantor under the Administrative Services Agreement between Cantor and us.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Description
10.30	Amended and Restated Warrant Agreement, dated as of April 29, 2004 between eSpeed, Inc. and UBS Americas Inc. (successor by merger to UBS USA Inc.)
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

(i)	On April 26, 2004, we filed a report on Form 8-K under Item 5. "Other Events and Required FD Disclosure" with respect to the appointment of Kevin Foley as President, and the promotion of Lee Amaitis to Vice Chairman, of the Registrant.

(ii)	On May 3, 2004, we filed a report on Form 8-K under Item 7. "Financial Statements and Exhibits" and "Item 12. Results of Operations and Financials Condition" of Form 8-K, in which we announced our preliminary operating statistics for the quarter ended March 31, 2004.

(iii)	On May 5, 2004, we filed a report on Form 8-K under Item 5. "Other Events and Required FD Disclosure" with respect to the appointment of Paul Saltzman as Chief Operating Officer of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc. (Registrant)
/s/ Howard W. Lutnick

Howard W. Lutnick Chairman of the Board and Chief Executive Officer
/s/ Jeffrey M. Chertoff

Jeffrey M. Chertoff Senior Vice President and Chief Financial Officer

Date: May 7, 2004

EXHIBIT INDEX

Exhibit No.	Description
10.30	Amended and Restated Warrant Agreement, dated as of April 29, 2004 between eSpeed, Inc. and UBS Americas Inc. (successor by merger to UBS USA Inc.)
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002