Form 10-Q
period 2004-06-30
ESPEED INC
filed 2004-08-06
CIK 1094831

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes     No

As of July 29, 2004, the registrant had 30,688,085 shares of Class A common stock, $0.01 par value, and 23,889,270 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries
Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

PART I. - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash & cash equivalents	$34,115	$55,318
Reverse repurchase agreements with related parties	205,483	173,182
Total cash and cash equivalents	239,598	228,500
Fixed assets, net	44,012	34,467
Investments	12,355	11,449
Intangible assets, net	18,821	18,927
Receivable from related parties	1,125	1,518
Other assets	2,687	2,707
Total assets	$318,598	$297,568
Liabilities and Stockholders' Equity
Liabilities:
Payable to related parties	$3,557	$6,323
Accounts payable and accrued liabilities	20,282	19,560
Total liabilities	23,839	25,883
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized, 600 and 8,000,600 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	80
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 32,471,603 and 30,953,867 shares issued at June 30, 2004 and December 31, 2003, respectively	324	310
Class B common stock, par value $.01 per share; 100,000,000 shares authorized; 23,889,270 and 25,139,270 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	239	251
Additional paid-in capital	290,420	287,593
Unamortized expense of business partner and non-employee securities	(606)	(1,192)
Treasury stock, at cost: 186,399 shares of Class A common stock at June 30, 2004 and December 31, 2003, respectively	(2,094)	(2,094)
Retained earnings (accumulated deficit)	6,476	(13,263)
Total stockholders' equity	294,759	271,685
Total liabilities and stockholders' equity	$318,598	$297,568

See notes to the condensed consolidated financial statements.

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2004	2003
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$29,154	$27,538
Voice-assisted brokerage transactions	5,190	4,645
Screen-assisted open outcry transactions	158	243
Total transaction revenues with related parties	34,502	32,426
Software Solutions fees from related parties	4,475	3,881
Software Solutions and licensing fees from unrelated parties	3,107	2,209
Interest income	761	563
Total revenues	42,845	39,079
Expenses:
Compensation and employee benefits	9,768	9,239
Occupancy and equipment
Amortization of software development costs	2,396	1,832
Other occupancy and equipment costs	6,073	5,739
Professional and consulting fees	865	863
Communications and client networks	1,595	1,714
Marketing	379	408
Administrative fees to related parties	3,212	2,590
Amortization of business partner and non-employee securities	142	362
Other	3,569	2,830
Total expenses	27,999	25,577
Income before income tax provision	14,846	13,502
Income tax provision	5,805	5,400
Net income	$9,041	$8,102
Earnings per share:
Per share data:
Basic	$0.16	$0.15
Diluted	$0.16	$0.14
Basic weighted average shares of common stock outstanding	56,153	55,056
Diluted weighted average shares of common stock outstanding	57,958	56,447

See notes to condensed consolidated financial statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2004	2003
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$59,681	$50,048
Voice-assisted brokerage transactions	11,216	9,806
Screen-assisted open outcry transactions	389	292
Total transaction revenues with related parties	71,286	60,146
Software Solutions fees from related parties	8,587	7,530
Software Solutions and licensing fees from unrelated parties	6,105	4,341
Interest income	1,505	1,105
Total revenues	87,483	73,122
Expenses:
Compensation and employee benefits	19,083	18,083
Occupancy and equipment
Amortization of software development costs	4,651	3,510
Other occupancy and equipment costs	12,300	11,238
Professional and consulting fees	1,798	1,974
Communications and client networks	3,208	3,309
Marketing	765	742
Administrative fees to related parties	6,169	5,168
Amortization of business partner and non-employee securities	586	1,067
Other	6,516	5,149
Total expenses	55,076	50,240
Income before income tax provision	32,407	22,882
Income tax provision	12,671	5,305
Net income	$19,736	$17,577
Earnings per share:
Per share data:
Basic	$0.35	$0.32
Diluted	$0.34	$0.31
Basic weighted average shares of common stock outstanding	56,114	55,076
Diluted weighted average shares of common stock outstanding	58,161	56,819

See notes to condensed consolidated financial statements

eSpeed, Inc and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$19,736	$17,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,131	8,440
Amortization of business partner and non-employee securities	586	1,067
Equity in net loss of unconsolidated investments	10	39
Deferred income tax expense	608	2,553
Tax benefit from stock option and warrant exercises	935	1,332
Issuance of securities under employee benefit plans	60	130
Changes in operating assets and liabilities:
Receivable from related parties	393	4,450
Other assets	(1,479)	(1,721)
Payable to related parties	(2,766)	(15,704)
Accounts payable and accrued liabilities	118	1,595
Net cash provided by operating activities	29,332	19,758
Cash flows from investing activities:
Purchase of fixed assets	(9,330)	(1,902)
Sale of fixed assets	—	2,752
Capitalization of software development costs	(8,447)	(6,413)
Capitalization of patent defense and registration costs	(2,800)	(2,653)
Purchase of additional investment in TradeSpark	(360)	—
Net cash used in investing activities	(20,937)	(8,216)
Cash flows from financing activities:
Repurchase of Class A common stock	—	(1,872)
Proceeds from exercises of stock options and warrants	1,753	979
Receivable from broker on stock option exercises	950	—
Net cash provided by (used in) financing activities	2,703	(893)
Net increase in cash and cash equivalents	11,098	10,649
Cash and cash equivalents, beginning of year	228,500	187,999
Cash and cash equivalents, end of period	$239,598	$198,648
Supplemental cash information:
Cash paid for income taxes	$11,186	$63
Cash paid for interest	—	—

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

The Company's financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results. Certain reclassifications and format changes have been made to prior year information to conform to the current year presentation.

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures, which are normally required under U.S. GAAP, have been condensed or omitted. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The condensed consolidated statement of financial condition at December 31, 2003 was derived from the audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.    Stock Based Compensation

Pursuant to guidelines contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), and as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company records no expense for stock options issued to employees as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table represents the effect had the Company accounted for the options in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123:

	Three Months Ended June 30,
	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$9,041	$8,102
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $1,595 and $1,554 of taxes for the three months ended June 30, 2004 and 2003, respectively.	(2,484)	(2,331)
Net income, pro-forma	$6,557	$5,771
Basic weighted average shares of common stock outstanding	56,153	55,056
Diluted weighted average shares of common stock outstanding	57,958	56,447
Earnings per share:
Basic - as reported	$0.16	$0.15
Basic - pro forma	$0.12	$0.10
Diluted - as reported	$0.16	$0.14
Diluted - pro forma	$0.11	$0.10

	Six Months Ended June 30,
	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$19,736	$17,577
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $2,784 and $1,848 of taxes for the six months ended June 30, 2004 and 2003, respectively.	(4,336)	(6,126)
Net income, pro-forma	$15,400	$11,451
Basic weighted average shares of common stock outstanding	56,114	55,076
Diluted weighted average shares of common stock outstanding	58,161	56,819
Earnings per share:
Basic - as reported	$0.35	$0.32
Basic - pro forma	$0.27	$0.21
Diluted - as reported	$0.34	$0.31
Diluted - pro forma	$0.26	$0.20

Effective April 1, 2003, the Company established a provision for recording income taxes at the statutory federal and state rates adjusted for differences related to the Company's activities (see Note 5, Income Taxes). Prior to this date, income taxes were minimal due to the benefit of net operating loss carryforwards. The Company applied the effective tax rates applicable for each period in computing the above pro-forma information for the respective periods.

3.    Fixed Assets

Fixed assets consisted of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Computer and communication equipment	$29,965	$21,992
Software, including software development costs	50,174	41,914
Leasehold improvements and other fixed assets	4,619	3,071
	84,758	66,977
Less: Accumulated depreciation & amortization	(40,746)	(32,510)
Fixed assets, net	$44,012	$34,467

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes qualifying computer software costs incurred during the application development stage. During the six months ended June 30, 2004 and 2003, software development costs totaling $8.4 million and $6.4 million were capitalized, respectively. For the six months ended June 30, 2004 and 2003, the Company's consolidated statements of income included $4.7 million and $3.5 million, respectively, in relation to the amortization of software development costs.

4. Intangible Assets

Intangible assets consisted of the following:

As of June 30, 2004 and December 31, 2003, intangible assets included the Lawrence patent, the Wagner patent and the Automated Auction Protocol Processor Patent, as well as capitalized costs incurred to establish, perfect and protect the Company's rights under the patents. In addition, the Company incurred costs in connection with various patent applications.

	June 30, 2004	December 31, 2003
	(In thousands)
Patents, including capitalized legal costs	$30,851	$28,052
Less: accumulated amortization	(12,030)	(9,125)
Intangible assets, net:	$18,821	$18,927

The cost of acquired patents and the related costs incurred to establish, perfect and protect the Company's rights under the patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized costs related to the filing of patents are generally amortized on a straight-line basis over a period not to exceed three years. During the six months ended June 30, 2004 and 2003, the Company recorded amortization expense of $2.9 million and $2.5 million, respectively, for these intangible assets. The estimated aggregate amortization expense for each of the next five fiscal years is as follows: $6.0 million in 2005, $5.6 million in 2006, $1.1 million in 2007, $0.4 million in 2008 and $0.4 million in 2009.

5.    Income Taxes

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2004	2003
	(In thousands)
Current:
Federal	$9,923	$2,187
State and Local	2,140	565
	12,063	2,752
Deferred	608	2,553
Provision for income taxes	$12,671	$5,305

As of March 31, 2003, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of $7.1 million. Effective April 1, 2003, the Company started recording income taxes at an effective tax rate of approximately 39.1% and utilized the $2.8 million tax benefit of such NOLs.

At June 30, 2004, the valuation allowance against the deferred tax assets of $11.7 million primarily related to non-deductible warrant expense where it appears more likely than not that such item will not be realized in the future.

Additionally, tax benefits associated with employee stock option and warrant exercises served to reduce taxes currently payable by $5.8 million as of June 30, 2004. A corresponding amount was credited to additional paid-in capital.

6.    Business Partner and Non-Employee Securities

The amortization expense for the issuance of business partner and non-employee securities was as follows:

	Six months ended June 30,
	2004	2003
	(In thousands)

Freedom warrants	$299	$598
UBS warrants	235	597
Non-employee stock options	52	50
Deutsche Bank warrants	-	(178)
	$586	$1,067

There were no new business partner transactions executed during the three months ended June 30, 2004.

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

Effective October 1, 2003, the UBS agreement was amended to revise the list of products for which UBS provides prices and improve the spreads, provide for commission incentives and extend the term of the agreement until July 31, 2005. In connection with the amendment, the Company agreed to accelerate the exercisability of 125,000 Warrant Shares, of which 75,000 and 50,000 shares were exercised by UBS on October 23, 2003 and March 26, 2004, respectively. In addition, pursuant to the amended agreement, the Company may accelerate the exercisability of 25,000 Warrant Shares of its Class A common stock at the end of each of the seven quarters in the period from November 1, 2003 though July 31, 2005, upon the satisfaction by UBS of certain commitment conditions. The Company has informed UBS that it has not met the commitment conditions for the contractual quarter ended April 30, 2004, and that, accordingly, the exercisability of 25,000 Warrants Shares will not be accelerated. On July 1, 2004, the unamortized expense of such business partner securities was approximately $0.5 million, which the Company will amortize on a straight-line basis until July 31, 2005.

In connection with an agreement with Deutsche Bank, AG ("Deutsche Bank"), the Company previously sold Series C Redeemable Convertible Preferred Stock ("Series C Preferred") to Deutsche Bank. On July 30th of each year of the five-year agreement in which Deutsche Bank fulfills its liquidity and market making obligations for specified products, one-fifth of such Series C Preferred would have automatically converted into warrants to purchase shares of the Company's Class A common stock.

Deutsche Bank was deemed to have fulfilled its obligations under the agreement for the twelve months ended July 30, 2002 and, accordingly, a warrant to purchase 150,000 shares of the Company's Class A common stock was issued by the Company. The Company informed Deutsche Bank that it was not in compliance with the agreement for the twelve months ended July 30, 2003 and that a warrant would not be issued for such period. As a result, the Company reversed the amortization expense recorded since August 2002 for such warrant.

Based on certain communications and the failure of Deutsche Bank to comply with the agreement since March 28, 2003, the Company further notified Deutsche Bank that it believes it has terminated its right to receive warrants under the agreement for the remaining commitment periods. The 150 shares of Series C Preferred with respect to the twelve-month period ended July 31, 2003 are redeemable by the Company for 1,500 shares of Class A common stock.

7.    Investment in TradeSpark

On September 22, 2000, the Company made a cash investment in TradeSpark, L.P. ("TradeSpark") of $2.0 million in exchange for a 5% interest in TradeSpark, and Cantor made a cash investment of $4.3 million in TradeSpark and agreed to contribute to TradeSpark certain assets relating to its voice brokerage business in certain energy products in exchange for a 28.34% interest in TradeSpark. The Company and Cantor also executed an amendment to the Joint Services Agreement in order to enable each of us to engage in this business transaction. The remaining 66.66% interest in TradeSpark was purchased by energy industry market participants ("EIPs"). In connection with such investment, the Company entered into a perpetual technology services agreement with TradeSpark pursuant to which the Company provides the technology infrastructure for the transactional and technology related elements of the TradeSpark marketplace as well as certain other services to TradeSpark in exchange for specified percentages of transaction revenues from the marketplace. If a transaction is fully electronic, the Company receives 65% of the aggregate transaction revenues and TradeSpark receives 35% of the transaction revenues. In general, if TradeSpark provides voice-assisted brokerage services with respect to a transaction, then the Company receives 35% of the revenues and TradeSpark receives 65% of the revenues. Cantor also entered into an administrative services agreement with TradeSpark pursuant to which it provides administrative services to TradeSpark at cost. The Company and Cantor each received representation rights on the management committee of TradeSpark in proportion to their ownership interests in TradeSpark.

In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, which would have resulted in commissions to the Company under the TradeSpark technology services agreement, in 2000 the Company issued 5,500,000 shares of its Series A preferred stock and 2,500,000 shares of its Series B preferred stock to a limited liability company, EIP Holdings, LLC ("EIP Holdings"), newly-formed by the EIPs to hold their investments in TradeSpark and the Series A and

B preferred stock. Beginning in mid-2002, several of the TradeSpark EIP investors changed their focus from energy merchant trading to asset management and a traditional utility model, requiring an adjustment to the TradeSpark business model and a reduced focus on the TradeSpark investment by such energy partners.

In the first quarter of 2004, Cantor and eSpeed purchased 100% of EIP Holdings, the holding company formed by the EIPs that owned 66.66% of TradeSpark. The purchase price of $2.4 million was paid through EIP Holdings Acquisition, LLC ("EIP Holdings Acquisition"), a Delaware limited liability company owned by the Company and Cantor. In connection with this purchase, the Company contributed to EIP Holdings Acquisition a 4.75% interest in TradeSpark and Cantor contributed its existing 28.34 % interest in TradeSpark along with their respective interests in TradeSpark's general partner. The Company retained a .25% interest in TradeSpark. The Company also contributed $360,000, or 15%, of the $2.4 million of the cash consideration. The Company serves as the Managing Member of EIP Holdings Acquisition and will receive 15%, and Cantor will receive 85%, of all profits and losses and liquidation value of EIP Holdings Acquisition. In addition, the Company received all right, title and interest in and to all shares of the Company's Series A and Series B Preferred Stock owned by the EIPs directly or indirectly through their interest in EIP Holdings. The 5,500,000 shares of Series A preferred stock and 2,500,000 shares of Series B preferred stock which were owned by EIP Holdings had been convertible into (i) an aggregate of 80,000 shares of Class A Common Stock at any time or (ii) warrants to purchase up to 8,000,000 shares of eSpeed's Class A Common Stock at $27.94 per share upon certain conditions, including the achievement of minimum trading thresholds, that were unlikely to be satisfied. These 8,000,000 shares of Series A and Series B Preferred Stock were distributed to eSpeed by EIP Holdings Acquisition in March 2004 and retired by the Company's board of directors. Currently, EIP Holdings Acquisition owns 99.75% of TradeSpark and eSpeed owns .25% of TradeSpark.

The Company's net loss from its investment in TradeSpark, through both its direct investment in TradeSpark and its indirect interest through EIP Holdings Acquisition, totaled $14,482 for the six months months ended June 30, 2004. This amount included the Company's $110,462 share of the gain recognized for the negative goodwill recorded on the acquisition of EIP Holdings by EIP Holdings Acquisition. The Company's share of the net losses of TradeSpark was $85,197 for the same period in 2003. The carrying value of the Company's investment in TradeSpark, through both its direct investment in TradeSpark and its indirect interest through EIP Holdings Acquisition, totaled $750,261 and $404,743 at June 30, 2004 and December 31, 2003, respectively.

8.    Related Party Transactions

Cash and cash equivalents at June 30, 2004 and December 31, 2003 included $205.5 million and $173.2 million, respectively, of reverse repurchase agreements, which are transacted on an overnight basis with Cantor. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are held under a custodial arrangement with a third party bank and are not permitted to be resold or repledged. The fair value of such collateral at June 30, 2004 and December 31, 2003 totaled $219.5 million and $175.0 million, respectively.

Investments in TradeSpark, both direct and indirect, and the limited partnership (the "LP") that invested in Freedom International Brokerage ("Freedom") are accounted for using the equity method (see Note 7, Investment in TradeSpark). The carrying value of such related party investments was $7.9 million and $7.5 million at June 30, 2004 and December 31, 2003, respectively. For the six months ended June 30, 2004, the Company's share of the net losses of the LP and Tradespark was approximately $10,000 in the aggregate.

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

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term, which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the six months ended June 30, 2004 and 2003 totaling $6.2 million and $5.2 million, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are not the result of arm's-length negotiations because Cantor controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. As of June 30, 2004 and December 31, 2003, receivables from TradeSpark, Freedom and MPLLC totaled approximately $1.0 million and $1.4 million, respectively, and are included in receivable from related parties in the consolidated statements of financial condition.

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

As of June 30, 2004, the Company estimates that it had replaced assets with an aggregate value of approximately $13.0 million. The Company expects to incur significant costs in relation to the replacement of fixed assets lost on September 11, 2001 when it builds its permanent infrastructure and moves into its new headquarters.

9.    Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended June 30,
	2004	2003
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$9,041	$8,102
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation:	56,153	55,056
Dilutive effect of:
Stock options	1,731	1,319
Business partner securities	74	72
Weighted average shares used in diluted computation	57,958	56,447
Earnings per share:
Basic	$0.16	$0.15
Diluted	$0.16	$0.14

	Six Months Ended June 30,
	2004	2003
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$19,736	$17,577
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation:	56,114	55,076
Dilutive effect of:
Stock options	1,963	1,655
Business partner securities	84	88
Weighted average shares used in diluted computation	58,161	56,819
Earnings per share:
Basic	$0.35	$0.32
Diluted	$0.34	$0.31

Effective April 1, 2003, the Company began recording income taxes (see Note 5, Income Taxes). During the three months ended March 31, 2003, income taxes were minimal due to the benefit of net operating loss carryforwards. As a result, in applying the treasury stock method for the three and six month periods ended June 30, 2004 and 2003, the assumed proceeds of stock option exercises were computed as the sum of (i) the amount the employees paid on exercise and (ii) the amount of tax benefits associated with employee stock options exercised that were credited to additional paid-in capital. Prior to April 1, 2003, the Company excluded such tax benefits in assumed proceeds of stock option exercises, thereby increasing the dilutive effect of securities accordingly.

At June 30, 2004 and 2003, approximately 9.6 million and 10.7 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

10.    Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At June 30, 2004, eSpeed Government Securities, Inc.'s liquid capital of $110,181,249 was in excess of minimum requirements by $110,156,249.

Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2004, eSpeed Securities, Inc. had net capital of $94,624,134, which was $94,619,134 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was negligible as aggregate indebtedness totaled only $777.

The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

11.    Commitments and Contingencies

On July 26, 2004, Cantor Fitzgerald and the Company announced that we will establish our new global headquarters at 110 E 59th Street in New York's midtown Manhattan. Under the Administrative Services Agreement, eSpeed is obligated to Cantor for its pro rata portion (based on square footage used) of rental payments during the 15 year term of the lease for the new headquarters. An evaluation of the effect of this new lease on the Company's schedule of significant contractual obligations, as disclosed in the Form 10-K for the year ended December 31, 2003, is currently being conducted.

Other than the above, there have been no significant changes in commitments and contingencies from the matters described in the notes to the Company's consolidated financial statements for the year ended December 31, 2003.

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

	Three months ended June 30th,
(In thousands)	2004	2003
Transaction revenues:
Europe	$7,263	$6,854
Asia	490	594
Total Non-Americas	7,753	7,448
Americas	26,749	24,978
Total	$34,502	$32,426

	Six months ended June 30th,
(In thousands)	2004	2003
Transaction revenues:
Europe	$16,071	$13,890
Asia	1,027	1,202
Total Non-Americas	17,098	15,092
Americas	54,188	45,054
Total	$71,286	$60,146

	June 30,
(In thousands)	2004	2003
Average long-lived assets:
Europe	$14,938	$3,053
Asia	402	318
Total Non-Americas	15,340	3,371
Americas	27,485	21,925
Total	$42,825	$25,296

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

As of June 30, 2004, we had retained earnings of $6.5 million. This amount primarily resulted from net income generated during the six months ended June 30, 2004, and the years ended December 31, 2003 and 2002, almost entirely offset by expenditures on our technology and infrastructure incurred in building our revenue base and from non-cash charges incurred in connection with the issuance of business partner securities.

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

We have pursued an aggressive strategy to convert certain of Cantor's financial marketplace products to our eSpeed® system and, with the assistance of Cantor, to continue to create new markets and convert new clients to our eSpeed® system. The process of converting these marketplaces includes modifying existing trading systems to allow for transactions to be entered directly from a client location, signing an agreement with the client, installing the hardware and software at the client location and establishing communication lines between us and the client. Other than Cantor, no client of ours accounted for more than 10% of our transaction revenues from our date of inception through June 30, 2004. As a result of the September 11 Events and the resulting loss of voice brokers, Cantor's U.S. operations were reduced, including the trading by it of certain U.S. financial products. Cantor also sold the assets of its municipal bond business in the first quarter of 2002 after that business ceased operations on September 11, 2001, but acquired a special interest in MPLLC, the entity that acquired the assets. In addition, Cantor's business product development activity continues to be reduced due to the September 11 Events. If Cantor determines not to re-enter its affected businesses, exits additional businesses or does not continue to develop new products or enter into new businesses, we will likely be adversely affected.

Critical Accounting Policies

For a discussion of the Company's critical accounting policies, see "Critical Accounting Policies" in our Annual Report on Form 10-K.

Results of Operations

For the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Highlights

Diluted earnings per share for the three months ended June 30, 2004 and 2003 were $0.16 and $0.14, respectively. During the three months ended June 30, 2004, we recorded an income tax provision of $5.8 million, or approximately $0.10 per diluted share, corresponding to a 39.1% consolidated effective tax rate. For the same period a year earlier, we recorded an income tax provision of $5.4 million, or approximately $0.10 per diluted share, corresponding to a 40.0% consolidated effective tax rate.

For the three months ended June 30, 2004, transaction revenues with related parties amounted to $34.5 million, an increase of 6% as compared to transaction revenues with related parties of $32.4 million for the same period a year ago. Volumes transacted on our system per trading day increased approximately 8%. For the three months ended June 30, 2004, 84% of our transaction revenues were generated from fully electronic transactions.

Revenues

	Three Months Ended June 30,
	2004	2003
(In thousands)
Transaction revenues with related parties
Fully electronic transactions	$29,154	$27,538
Voice-assisted brokerage transactions	5,190	4,645
Screen-assisted open outcry transactions	158	243
Total transaction revenues with related parties	34,502	32,426
Software Solutions fees from related parties	4,475	3,881
Software Solutions and licensing fees from unrelated parties	3,107	2,209
Interest income	761	563
Total revenues	$42,845	$39,079

Transaction revenues with related parties

For the three months ended June 30, 2004, we earned transaction revenues with related parties of $34.5 million, an increase of 6% as compared to transaction revenues with related parties of $32.4 million for the three month period ended June 30, 2003. There were 62 and 63 trading days in the three-month periods ended June 30, 2004 and 2003, respectively. Transaction revenues per trading day increased by $42 thousand, or 8%, from $515 thousand for the three months ended June 30, 2003 to $556 thousand for the three months ended June 30, 2004. Volumes transacted on our system increased by $618 billion (approximately $0.6 trillion), or 6%, from $10,443 billion (approximately $10.4 trillion) for the three months ended June 30, 2003 to $11,061 billion (approximately $11.1 trillion) for the three months ended June 30, 2004. This increase resulted primarily from favorable market conditions in the United States and in Europe, where market fluctuations drove increases in our product volumes and transactions counts, as well as continued adoption of our new software enhancements. For the three months ended June 30, 2004, 84% of our transaction revenues were generated from fully electronic transactions as compared to 85% for the same period in 2003.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended June 30, 2004 were $4.5 million. This compares with Software Solutions fees from related parties for the three months ended June 30, 2003 of $3.9 million, an increase of 15%. This increase resulted from an increase in demand for our support services from Cantor.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the three months ended June 30, 2004 were $3.1 million as compared to Software Solutions and licensing fees from unrelated parties of $2.2 million for the same period a year ago, a 41% increase, due primarily to licensing fees earned as part of the Wagner Patent settlement agreement with NYMEX. We anticipate that as we license our software and patents to additional market participants, our revenues from Software Solutions and licensing fees from unrelated parties will continue to grow.

Interest income

For the three months ended June 30, 2004, the blended weighted average interest rate on overnight reverse repurchase agreements and US Government Securities money market funds was 1.12% as compared to a 1.04% weighted average interest rate on overnight reverse repurchase agreements for the three months ended June 30, 2003. As a result of the increase in the average balances and interest rates between periods, we generated interest income of $761 thousand for the three months ended June 30, 2004 as compared to $563 thousand for the three months ended June 30, 2003, an increase of 35%.

Expenses

	Three Months Ended June 30,
	2004	2003
(In thousands)
Compensation and employee benefits	$9,768	$9,239
Occupancy and equipment:
Amortization of software development costs	2,396	1,832
Other occupancy and equipment costs	6,073	5,739
Professional and consulting fees	865	863
Communications and client networks	1,595	1,714
Marketing	379	408
Administrative fees to related parties	3,212	2,590
Amortization of business partner and non-employee securities	142	362
Other	3,569	2,830
Total expense	$27,999	$25,577

Compensation and employee benefits

At June 30, 2004, we had 357 employees, which was an increase from the 332 employees we had at June 30, 2003. For the three months ended June 30, 2004, our compensation costs were $9.8 million as compared to compensation costs of $9.2 million for the same period a year earlier. This $0.6 million increase, or 7%, in compensation costs resulted mainly from additional headcount. Compensation and employee benefits, as a percentage of revenue, were 23% and 24% for the six months ended June 30, 2004 and 2003, respectively. With a significant portion of employee compensation being discretionary and performance-based, compensation can vary from quarter to quarter.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees. We expect that our future compensation costs will increase depending, in part, upon a variety of factors, including our incremental revenue growth.

Amortization of software development costs

Amortization and software development costs were $2.4 million for the three months ended June 30, 2004, an increase of $0.6 million, or 33%, as compared to amortization and software development costs of $1.8 million for the three months ended June 30, 2003. The increase was related to increased investment in software development activities.

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes qualifying computer software costs incurred during the application development stage, and amortizes them over their estimated useful life of three years on a straight-line basis.

Other occupancy and equipment costs

Other occupancy and equipment costs were $6.1 million for the three months ended June 30, 2004, a $0.4 million increase, or 7%, as compared to other occupancy and equipment costs of $5.7 million for the three months ended June 30, 2003. The increase was primarily caused by the occupancy and build-out of our temporary corporate headquarters in New York City.

Occupancy expenditures primarily consist of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. We moved into our temporary corporate headquarters in New York City during the second quarter of 2002. During the third quarter of 2004, the Company announced that it will establish its new global headquarters at 110 E 59th Street in New York's midtown Manhattan, with the relocation of employees to begin in the first quarter of 2005. We believe that other occupancy and equipment costs will increase in the future as we begin to occupy our new global headquarters and as we replace equipment lost in the September 11 Events.

However, we expect a portion of these capital expenditures to be covered by our insurance proceeds from our property and casualty insurance coverage.

Professional and consulting fees

Professional and consulting fees were $0.9 million for the three months ended June 30, 2004 and 2003, respectively. Increases in legal and accounting fees were offset by decreases in consulting fees.

Communications and client networks

Communications costs were $1.6 million for the three months ended June 30, 2004, a $0.1 million decrease, or 6%, as compared to communication costs of $1.7 million for the three months ended June 30, 2003. Cost controls resulted in reductions in communications rates and usage charges, which were somewhat offset by additional client networks charges as we processed increased volumes of transactions and continued to add new clients.

Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to connect additional customers to our network.

Marketing

Marketing expenses were $0.4 million for the three months ended June 30, 2004 and 2003, respectively. Increases in advertising expenses were offset by decreases in printing and website costs.

Administrative fees to related parties

Administrative fees to related parties amounted to $3.2 million for the three months ended June 30, 2004, a 23% increase over the $2.6 million of such fees for the three months ended June 30, 2003.

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

Charges in relation to the amortization of such securities were approximately $0.1 million for the three months ended June 30, 2004 as compared to $0.4 million for the three months ended June 30, 2003. This $0.3 million decrease resulted primarily from the fact that value of a warrant agreement became fully amortized at the end of the first quarter of 2004, and thus contributed no amortization to the second quarter of 2004. The amendment of another warrant agreement that had the effect of extending the term over which the related warrant value is amortized further contributed to this decrease. These decreases were offset in part by a reversal of amortization taken in three months ended June 30, 2003 on warrants issued to a business partner who was determined not to have fulfilled its obligations under the related agreement. We believe period-to-period comparisons are not meaningful, as these transactions do not recur on a regular basis. Note 6 of our condensed consolidated financial statements in this Report on Form 10-Q contains further details regarding the amortization of business partner and non-employee securities.

Other expenses

Other expenses consist primarily of amortization of intangible assets, which totaled $1.4 million for the three months ended June 30, 2004, insurance costs and travel, promotional and entertainment expenditures. For the three months ended June 30, 2004, other expenses were $3.6 million, an increase of $0.8 million, or 29%, as compared to other expenses of $2.8 million for the three months ended June 30, 2004, principally due to increases in travel and entertainment costs and recruitment fees, as well as a decrease in foreign currency translation gains.

Income taxes

During the three months ended June 30, 2004, we recorded an income tax provision of $5.8 million corresponding to a 39.1% consolidated effective tax rate. During the same period a year earlier, we recorded an income tax provision $5.4 million corresponding to a 40.0% consolidated effective tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations

For the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Highlights

Diluted earnings per share for the six months ended June 30, 2004 and 2003 were $0.34 and $0.31, respectively. During the six months ended June 30, 2004, we recorded an income tax provision of $12.7 million, or approximately $0.22 per diluted share, corresponding to a 39.1% consolidated effective tax rate. For the same period a year earlier, we recorded an income tax provision of $5.3 million, or approximately $0.09 per diluted share, corresponding to a 23.1% consolidated effective tax rate. The consolidated effective tax rate for the six months ended June 30, 2003 was lower due to the fact that prior to the second quarter of 2003, our income taxes were minimal as the result of our NOLs.

For the six months ended June 30, 2004 transaction revenues with related parties amounted to $71.3 million, an increase of 19% as compared to transaction revenues with related parties of $60.1 million for the same period a year ago. Volumes transacted on our system per trading day increased approximately 16%. For the six months ended June 30, 2004, 84% of our transaction revenues were generated from fully electronic transactions.

Revenues

	Six Months Ended June 30,
	2004	2003
(In thousands)
Transaction revenues with related parties
Fully electronic transactions	$59,681	$50,048
Voice-assisted brokerage transactions	11,216	9,806
Screen-assisted open outcry transactions	389	292
Total transaction revenues with related parties	71,286	60,146
Software Solutions fees from related parties	8,587	7,530
Software Solutions and licensing fees from unrelated parties	6,105	4,341
Interest income	1,505	1,105
Total revenues	$87,483	$73,122

Transaction revenues with related parties

For the six months ended June 30, 2004, we earned transaction revenues with related parties of $71.3 million, an increase of 19% as compared to transaction revenues with related parties of $60.1 million for the six month period ended June 30, 2003. There were 124 trading days in the six-month periods ended June 30, 2004 and 2003. Transaction revenues per trading day increased by $90 thousand, or 19%, from $485 thousand for the six months ended June 30, 2003 to $575 thousand for the six months ended June 30, 2004. Volumes transacted on our system increased by $3,177 billion (approximately

$3.2 trillion), or 16%, from $19,812 billion (approximately $19.8 trillion) for the six months ended June 30, 2003 to $22,989 billion (approximately $23.0 trillion) for the six months ended June 30, 2004. This increase resulted primarily from favorable market conditions in the United States and in Europe, where market fluctuations drove increases in our product volumes and transactions counts, as well as continued adoption of our new software enhancements. For the six months ended June 30, 2004, 84% of our transaction revenues were generated from fully electronic transactions as compared to 83% for the same period in 2003.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the six months ended June 30, 2004 were $8.6 million. This compares with Software Solutions fees from related parties for the six months ended June 30, 2003 of $7.5 million, an increase of 15%. This increase resulted from an increase in demand for our support services from Cantor.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the six months ended June 30, 2004 were $6.1 million as compared to Software Solutions and licensing fees from unrelated parties of $4.3 million for the same period a year ago, a 42% increase, due primarily to licensing fees earned as part of the Wagner Patent settlement agreement with NYMEX. We anticipate that as we license our software and patents to additional market participants, our revenues from Software Solutions and licensing fees from unrelated parties will continue to grow.

Interest income

For the six months ended June 30, 2004, the blended weighted average interest rate on overnight reverse repurchase agreements, tax free municipal bonds and US Government Securities money market funds was 1.15% as compared to a 1.04% weighted average interest rate on overnight reverse repurchase agreements for the six months ended June 30, 2003. As a result of the increase in the average balances and interest rates between periods, we generated interest income of $1.5 million for the six months ended June 30, 2004 as compared to $1.1 million for the six months ended June 30, 2003, an increase of 36%.

Expenses

	Six Months Ended June 30,
	2004	2003
(In thousands)
Compensation and employee benefits	$19,083	$18,083
Occupancy and equipment:
Amortization of software development costs	4,651	3,510
Other occupancy and equipment costs	12,300	11,238
Professional and consulting fees	1,798	1,974
Communications and client networks	3,208	3,309
Marketing	765	742
Administrative fees to related parties	6,169	5,168
Amortization of business partner and non-employee securities	586	1,067
Other	6,516	5,149
Total expense	$55,076	$50,240

Compensation and employee benefits

At June 30, 2004, we had 357 employees, which was an increase from the 332 employees we had at June 30, 2003. For the six months ended June 30, 2004, our compensation costs were $19.1 million as compared to compensation costs of $18.1 million for the same period a year earlier. This $1.0 million increase, or 6%, in compensation costs resulted mainly from additional headcount. Compensation and employee benefits, as a percentage of revenue, were 22% and 25% for the six months ended June 30, 2004 and 2003, respectively. With a significant portion of employee compensation being discretionary and performance-based, compensation can vary from quarter to quarter.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees. We expect that our future compensation costs will increase depending, in part, upon a variety of factors, including our incremental revenue growth.

Amortization of software development costs

Amortization and software development costs were $4.7 million for the six months ended June 30, 2004, an increase of $1.2 million, or 34%, as compared to amortization and software development costs of $3.5 million for the six months ended June 30, 2003. The increase was related to increased investment in software development activities.

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes qualifying computer software costs incurred during the application development stage, and amortizes them over their estimated useful life of three years on a straight-line basis.

Other occupancy and equipment costs

Other occupancy and equipment costs were $12.3 million for the six months ended June 30, 2004, a $1.1 million increase, or 10%, as compared to other occupancy and equipment costs of $11.2 million for the six months ended June 30, 2003. The increase was primarily caused by the occupancy and build-out of our temporary corporate headquarters in New York City.

Other occupancy expenditures primarily consist of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. We moved into our temporary corporate headquarters in New York City during the second quarter of 2002. During the third quarter of 2004, the Company announced that it will establish its new global headquarters at 110 E 59th Street in New York's midtown Manhattan, with the relocation of employees to begin in the first quarter of 2005. We believe that other occupancy and equipment costs will increase in the future as we begin to occupy our new global headquarters and as we replace equipment lost in the September 11 Events. However, we expect a portion of these capital expenditures to be covered by our insurance proceeds from our property and casualty insurance coverage.

Professional and consulting fees

Professional and consulting fees were $1.8 million for the six months ended June 30, 2004, a $0.2 million decrease, or 10%, as compared to professional and consulting fees of $2.0 million for the six months ended June 30, 2003. Increases in accounting and tax fees were more than offset by decreases in consulting costs.

Communications and client networks

Communication costs were $3.2 million for the six months ended June 30, 2004 as compared to $3.3 million for the six months ended June 30, 2003. Cost controls resulted in reductions in communications rates and usage charges, which were somewhat offset by additional client networks charges as we processed increased volumes of transactions and continued to add new clients.

Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to connect additional customers to our network.

Marketing

Marketing expenses were $0.8 million for the six months ended June 30, 2004, a $0.1 million increase, or 14%, as compared to marketing expenses of $0.7 million for the six months ended June 30, 2003. Increases in advertising expenses were offset partially by decreases in printing and website costs.

Administrative fees to related parties

Administrative fees to related parties amounted to $6.2 million for the six months ended June 30, 2004, a 19% increase over the $5.2 million of such fees for the six months ended June 30, 2003.

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

Charges in relation to the amortization of such securities were approximately $0.6 million for the six months ended June 30, 2004 as compared to $1.1 million for the six months ended June 30, 2003. This $0.5 million decrease resulted primarily from the fact that value of a warrant agreement became fully amortized at the end of the first quarter of 2004, and thus contributed no amortization to the second quarter of 2004. The amendment of another warrant agreement that had the effect of extending the term over which the related warrant value is amortized further contributed to this decrease. These decreases were offset in part by a reversal of amortization taken in six months ended June 30, 2003 on warrants issued to a business partner who was determined not to have fulfilled its obligations under the related agreement. We believe period-to-period comparisons are not meaningful, as these transactions do not recur on a regular basis. Note 6 of our condensed consolidated financial statements in this Report on Form 10-Q contains further details regarding the amortization of business partner and non-employee securities.

Other expenses

Other expenses consist primarily of amortization of intangible assets, which totaled $2.9 million for the six months ended June 30, 2004, insurance costs and travel, promotional and entertainment expenditures. For the six months ended June 30, 2004, other expenses were $6.5 million, an increase of $1.4 million, or 27%, as compared to other expenses of $5.1 million for the six months ended June 30, 2004, principally due to increases in amortization of intangibles, travel and entertainment costs and recruitment fees, as well as a decrease in foreign currency translation gains.

Income taxes

During the six months ended June 30, 2004, we recorded an income tax provision of $12.7 million corresponding to a 39.1% consolidated effective tax rate. For the same period a year earlier, we recorded an income tax provision of $5.3 million corresponding to a 23.2% consolidated effective tax rate. The consolidated effective tax rate for the six months ended June 30, 2003 was lower due to the fact that prior to the second quarter of 2003, our income taxes were minimal as the result of our NOLs. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

At June 30, 2004, we had cash and cash equivalents of $239.6 million, an increase of $11.1 million as compared to December 31, 2003. During the six months ended June 30, 2004, our operating activities provided cash of $29.3 million. We also used net cash of $20.9 million resulting from purchases of fixed assets, and the capitalization of software development costs and patent registration and defense costs. In addition, we realized $2.7 million from exercises of employee stock options, $0.1 million of which was receivable at June 30, 2004 and was received in the subsequent month.

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

As of June 30, 2004, we had repurchased 186,399 shares of our Class A common stock for a total of $2.1 million under our repurchase plan. Our board of directors has authorized the repurchase of up to an additional $40.0 million of our outstanding Class A common stock. During the third quarter of 2004, we purchased an additional 1,600,176 shares for a total purchased price of $19.5 million, bringing the total number of treasury shares owned to 1,786,575 at a book value of $21.6 million.

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

Aggregate Contractual Obligations

On July 26, 2004, Cantor Fitzgerald and the Company announced that we will establish our new global headquarters at 110 E 59th Street in New York's midtown Manhattan. Under the Administrative Services Agreement, eSpeed is obligated to Cantor for its pro rata portion (based on square footage used) of rental payments during the 15 year term of the lease for the new headquarters. An evaluation of the effect of this new lease on the Company's schedule of contractual obligations, as disclosed in the Form 10-K for the year ended December 31, 2003, is currently being conducted.

Other than the item described above, there have been no significant changes to our significant contractual obligations, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

As of June 30, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2004, we had invested $205.5 million of our cash in securities purchased under reverse repurchase agreements, $81.7 million of which is fully collateralized by U.S. government securities and $123.8 million of which is fully collateralized by eligible equity securities, both of which are held in a third party custodial account. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. Additionally, at June 30, 2004, we had invested $7.8 million in a money market fund held at overnight durations. This fund solely invests in short-term U.S. government fixed income securities.

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

ITEM 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

There have been no repurchases or sales of our equity securities by us during the three months ended June 30, 2004.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Description
10.31	Employment Agreement, dated as of April 23, 2004 between eSpeed, Inc. and Kevin Foley

10.32	Employment Agreement, dated as of April 29, 2004 between eSpeed, Inc. and Paul Saltzman

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

(i)	On April 26, 2004, we filed a report on Form 8-K under Item 5. "Other Events and Required FD Disclosure" with respect to the appointment of Kevin Foley as President, and the promotion of Lee Amaitis to Vice Chairman, of the Registrant.

(ii)	On May 3, 2004, we filed a report on Form 8-K under Item 7. "Financial Statements and Exhibits" and Item 12. "Results of Operations and Financials Condition" of Form 8-K, in which we announced our preliminary operating statistics for the quarter ended March 31, 2004.

(iii)	On May 5, 2004, we filed a report on Form 8-K under Item 5. "Other Events and Required FD Disclosure" with respect to the appointment of Paul Saltzman as Chief Operating Officer of the Registrant.

(iv)	On May 10, 2004 we filed a report on Form 8-K under Item 5. "Other Events and Required FD Disclosure" with respect to the resignation of Jeff Chertoff and the appointment of Jay Ryan as Interim Chief Financial Officer of the Registrant.

(v)	On June 2, 2004 we filed a report on Form 8-K under Item 5. "Other Events and Required FD Disclosure" with respect to the promotion of Joseph Noviello to Executive Vice President, Chief Product Architect of the Registrant, and the promotion of James Johnson to Senior Vice President, Chief Information Officer, of the Registrants.

(vi)	On July 1, 2004 we filed a report on Form 8-K under Item 7. "Financial Statements and Exhibits" and Item 12. "Results of Operations and Financials Condition" of Form 8-K, in which we updated our outlook for the quarter ended June 30, 2004.

(vii)	On August 5, 2004 we filed a report on Form 8-K under Item 7. "Financial Statements and Exhibits" and Item 12. "Results of Operations and Financials Condition" of Form 8-K, in which we announced our preliminary operating statistics for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc. (Registrant)
/s/ Howard W. Lutnick
Howard W. Lutnick Chairman of the Board and Chief Executive Officer
/s/ Jay Ryan
Jay Ryan Senior Vice President and Interim Chief Financial Officer

Date:    August 6, 2004

EXHIBIT INDEX

Exhibit No.	Description
10.31	Employment Agreement, dated as of April 23, 2004 between eSpeed, Inc. and Kevin Foley
10.32	Employment Agreement, dated as of April 29, 2004 between eSpeed, Inc. and Paul Saltzman
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002