Form 10-Q
period 2004-09-30
ESPEED INC
filed 2004-11-09
CIK 1094831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes         No

As of November 3, 2004, the registrant had 32,486,156 shares of Class A common stock, $0.01 par value, and 23,889,270 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries
Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I. — FINANCIAL INFORMATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash & cash equivalents	$37,116	$55,318
Reverse repurchase agreements with related parties	185,951	173,182
Total cash and cash equivalents	223,067	228,500
Fixed assets, net	46,568	34,467
Investments	12,394	11,449
Intangible assets, net	18,906	18,927
Receivable from related parties	1,218	1,518
Other assets	2,460	2,707
Total assets	$304,613	$297,568
Liabilities and Stockholders' Equity
Liabilities:
Payable to related parties	$3,416	$6,323
Accounts payable and accrued liabilities	30,209	19,560
Total liabilities	33,625	25,883

Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized, 600 and 8,000,600 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	80
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 32,484,734 and 30,953,867 shares issued at September 30, 2004 and December 31, 2003, respectively	325	310
Class B common stock, par value $.01 per share; 100,000,000 shares authorized; 23,889,270 and 25,139,270 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	239	251
Additional paid-in capital	290,530	287,593
Unamortized expense of business partner and non-employee securities	(471)	(1,192)
Treasury stock, at cost: 2,852,715 and 186,399 shares of Class A common stock at September 30, 2004 and December 31, 2003, respectively	(31,846)	(2,094)
Retained earnings (accumulated deficit)	12,211	(13,263)
Total stockholders' equity	270,988	271,685
Total liabilities and stockholders' equity	$304,613	$297,568

See notes to the condensed consolidated financial statements.

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2004	2003
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$25,489	$32,300
Voice-assisted brokerage transactions	5,233	5,153
Screen-assisted open outcry transactions	225	128
Total transaction revenues with related parties	30,947	37,581
Software Solutions fees from related parties	4,681	3,821
Software Solutions and licensing fees from unrelated parties	3,278	2,321
Interest income	865	547
Total revenues	39,771	44,270
Expenses:
Compensation and employee benefits	10,499	9,790
Occupancy and equipment
Amortization of software development costs	2,553	1,981
Other occupancy and equipment costs	6,322	6,210
Professional and consulting fees	1,663	953
Communications and client networks	1,684	1,715
Marketing	319	373
Administrative fees to related parties	3,435	2,579
Amortization of business partner and non-employee securities	136	648
Other	3,742	3,706
Total expenses	30,353	27,955
Income before income tax provision	9,418	16,315
Income tax provision	3,683	6,353
Net income	$5,735	$9,962

Earnings per share:
Per share data:
Basic	$0.11	$0.18
Diluted	$0.10	$0.17
Basic weighted average shares of common stock outstanding	54,398	55,291
Diluted weighted average shares of common stock outstanding	55,289	57,730

See notes to condensed consolidated financial statements.

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,
	2004	2003
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$85,170	$82,348
Voice-assisted brokerage transactions	16,449	14,959
Screen-assisted open outcry transactions	614	420
Total transaction revenues with related parties	102,233	97,727
Software Solutions fees from related parties	13,268	11,351
Software Solutions and licensing fees from unrelated parties	9,383	6,662
Interest income	2,370	1,652
Total revenues	127,254	117,392
Expenses:
Compensation and employee benefits	29,582	27,873
Occupancy and equipment
Amortization of software development costs	7,204	5,491
Other occupancy and equipment costs	18,622	17,448
Professional and consulting fees	3,461	2,927
Communications and client networks	4,892	5,024
Marketing	1,084	1,115
Administrative fees to related parties	9,604	7,747
Amortization of business partner and non-employee securities	722	1,715
Other	10,258	8,855
Total expenses	85,429	78,195
Income before income tax provision	41,825	39,197
Income tax provision	16,354	11,658
Net income	$25,471	$27,539

Earnings per share:
Per share data:
Basic	$0.46	$0.50
Diluted	$0.45	$0.48
Basic weighted average shares of common stock outstanding	55,538	55,205
Diluted weighted average shares of common stock outstanding	57,065	57,171

See notes to condensed consolidated financial statements.

eSpeed, Inc and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$25,471	$27,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,271	13,044
Amortization of business partner and non-employee securities	722	1,715
Equity in net loss of unconsolidated investments	42	80
Deferred income tax expense	1,022	3,481
Tax benefit from stock option and warrant exercises	958	3,110
Issuance of securities under employee benefit plans	90	160
Changes in operating assets and liabilities:
Receivable from related parties	300	2,800
Other assets	(1,447)	(730)
Payable to related parties	(2,907)	(15,311)
Accounts payable and accrued liabilities	9,632	7,884
Net cash provided by operating activities	51,154	43,772
Cash flows from investing activities:
Purchase of fixed assets	(11,271)	(4,471)
Sale of fixed assets	—	2,752
Capitalization of software development costs	(13,647)	(9,596)
Capitalization of patent defense and registration costs	(4,441)	(3,671)
Purchase of investment	(360)	—
Net cash used in investing activities	(29,719)	(14,986)
Cash flows from financing activities:
Repurchase of Class A common stock	(29,752)	(1,872)
Proceeds from exercises of stock options and warrants	1,811	6,137
Receivable from broker on stock option exercises	1,073	(4,065)
Net cash (used in) provided by financing activities	(26,868)	200
Net (decrease) increase in cash and cash equivalents	(5,433)	28,986
Cash and cash equivalents, beginning of year	228,500	187,999
Cash and cash equivalents, end of period	$223,067	$216,985
Cash and cash equivalents	$55,318	$1,313
Reverse repurchase agreements with related parties	173,182	186,686
Total cash and cash equivalents, beginning of year	228,500	187,999
Cash and cash equivalents	37,116	66,842
Reverse repurchase agreements with related parties	185,951	150,143
Total cash and cash equivalents, end of period	223,067	216,985
Net (decrease) increase in cash and cash equivalents	$(5,433)	$28,986
Supplemental cash information:
Cash paid for income taxes	$12,851	$3,360
Cash paid for interest	—	—

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

Cash and Cash Equivalents:    The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of securities purchased under agreements to resell (reverse repurchase agreements) and a money market fund. Reverse Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount deposited. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return amounts deposited when appropriate.

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

Investments:    The Company's investments are comprised of an investment accounted for using the cost method of accounting, as well as investments accounted for using the equity method of accounting. Investments are accounted for under the equity method where the Company has a significant influence. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in the value of the investment has been sustained. Such evaluation is dependent on the specific facts and circumstances. As none of our investments have readily determinable market values, the primary factor considered by the Company in determining whether an other-than-temporary decline in value has occurred is the financial condition of the investee. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the investment. This list is not all-inclusive and management weighs all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), and the revised interpretation (FIN 46(R)), the Company would also consolidate any variable interest entities ("VIEs") of which it is the primary beneficiary. The Company is currently not the primary beneficiary of any such entities and therefore does not include any VIEs in its consolidated financial statements.

The Company has one investment that falls under the requirements of Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and the Emerging Issues Task Force (EITF) Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01), a debt security accounted for under the cost method for investments. The Company has the positive intent and the ability to hold this investment to maturity. The Company periodically evaluates this investment for impairment and, based on its analysis, has not identified any temporary or other-than-temporary impairment.

Intangible Assets:    Intangible assets consist of purchased patents, the costs to defend and enforce the Company's rights under patents and costs incurred in connection with the filing and registration of patents. Capitalized costs related to the filing of patents are generally amortized on a straight-line basis over a period not to exceed three years. The costs of acquired patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method.The costs to defend and enforce the Company's rights under these patents consist primarily of external litigation costs related to the pursuit of patent infringement lawsuits by the Company, and consist of fees for outside attorneys, technology experts and litigation support services. These costs are capitalized when such costs serve to enhance the value of the related patent, and are amortized over the remaining life of such patent. Should it be determined that the capitalized costs no longer serve to enhance the value of the respective patent, such as a situation in which the Company's patent is held to be invalid, these capitalized costs would be expensed in the period in which such determination was made.

Evaluation of Long-Lived Assets and Amortizable Intangibles:    We periodically evaluate potential impairment of long-lived assets and amortizable intangibles, when a change in circumstances occurs, by applying the concepts of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" (SFAS 144) and assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets. If the undiscounted future cash flows were less than the carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

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

The Company accounts for stock issued to non-employees and business partners in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). SFAS 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of consideration received or the fair value of the equity instruments issued, whichever is more readily reliably measurable. Under the guidance in EITF 96-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Income Taxes:    Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

Recent Accounting Pronouncements:    In March 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

3.    Stock Based Compensation

The following table represents the effect had the Company accounted for the options in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123:

	Three Months Ended September 30,
	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$5,735	$9,962
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $1,049 and $1,576 of taxes for the three months ended September 30, 2004 and 2003, respectively.	(1,634)	(2,471)
Net income, pro-forma	$4,101	$7,491
Basic weighted average shares of common stock outstanding	54,398	55,291
Diluted weighted average shares of common stock outstanding	55,289	57,730
Earnings per share:
Basic – as reported	$0.11	$0.18
Basic – pro forma	$0.08	$0.14
Diluted – as reported	$0.10	$0.17
Diluted – pro forma	$0.07	$0.13

	Nine Months Ended September 30,
	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$25,471	$27,539
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $3,748 and $3,575 of taxes for the nine months ended September 30, 2004 and 2003, respectively.	(5,970)	(8,446)
Net income, pro-forma	$19,501	$19,093
Basic weighted average shares of common stock outstanding	55,538	55,205
Diluted weighted average shares of common stock outstanding	57,065	57,171
Earnings per share:
Basic – as reported	$0.46	$0.50
Basic – pro forma	$0.35	$0.35
Diluted – as reported	$0.45	$0.48
Diluted – pro forma	$0.34	$0.33

Effective April 1, 2003, the Company recorded a provision for income taxes at the statutory federal and state rates adjusted for differences related to the Company's activities (see Note 6, Income Taxes). Prior to this date, income taxes were minimal due to the benefit of net operating loss carryforwards. The Company applied the effective tax rates applicable for each period in computing the above pro-forma information for the respective periods.

4.    Fixed Assets

Fixed assets consisted of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Computer and communication equipment	$32,766	$23,147
Software, including software development costs	57,101	41,914
Leasehold improvements and other fixed assets	2,031	1,916
Less: Accumulated depreciation & amortization	(45,330)	(32,510)
Premises and equipment, net	$46,568	$34,467

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes qualifying computer software costs incurred during the application development stage. During the nine months ended September 30, 2004 and 2003, software development costs totaling $13.6 million and $9.6 million were capitalized, respectively. For the nine months ended September 30, 2004 and 2003, the Company's consolidated statements of income included $7.2 million and $5.5 million, respectively, in relation to the amortization of software development costs.

5.    Intangible Assets

Intangible assets consisted of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Patents, including capitalized legal costs	$32,492	$28,052
Less: accumulated amortization	(13,586)	(9,125)
Intangible assets, net:	$18,906	$18,927

During the nine months ended September 30, 2004 and 2003, the Company recorded intangible amortization expense of $4.5 million and $3.9 million, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows: $6.3 million in 2005, $5.9 million in 2006, $1.3 million in 2007, $0.5 million in 2008, $0.5 million in 2009 and $2.9 million thereafter.

Wagner Patent:    In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the Wagner Patent) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from Electronic Trading Systems Corporation (ETS) for an initial payment of $1,750,000 in cash and 24,334 shares of the Company's Class A common stock valued at $500,000. The Wagner Patent expires in 2007. Additional payments are contingent upon the generation of patent-related revenues. Accordingly, the Company paid $0.2 million during both the nine months ended September 30, 2004 and 2003 in connection with a long-term license agreement with InterContinentalExchange. In order to perfect and defend the Company's rights under the Wagner Patent, the Company has incurred substantial legal costs. As of September 30, 2004, the Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was $11.4 million and $15.0 million at September 30, 2004 and December 31, 2003, respectively.

In August 2002, the Company entered into a Settlement Agreement (the Settlement Agreement) with ETS, the Chicago Mercantile Exchange Inc. (CME) and the Board of Trade of the City of Chicago (CBOT) to resolve the litigation related to the Wagner Patent. As part of the Settlement

Agreement, all parties were released from the legal claims brought against each other without admitting liability on the part of any party. Under the terms of the Settlement Agreement, CME and CBOT will each pay $15.0 million to eSpeed as a fully paid up license, for a total of $30.0 million. Each $15.0 million payment includes a $5.0 million payment, which was received in 2002, and additional $2.0 million payments per year until 2007. The Company received $4.0 million in both the nine months ended September 30, 2004 and 2003. Of the $30.0 million to be received by the Company, approximately $5.8 million may be paid to ETS in its capacity as the former owner of the Wagner Patent, and the $24.2 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. During both nine-month periods ended September 30, 2004 and 2003, approximately $0.6 million was paid to ETS. In connection with the Settlement Agreement, the Company has recognized revenue of $4.0 million for both nine months ended September 30, 2004 and 2003, which is included in Software Solutions and licensing fees from unrelated parties in the Company's consolidated statements of income.

In December 2003, eSpeed and the New York Mercantile Exchange (NYMEX) entered into a settlement agreement (the NYMEX Settlement Agreement) regarding the Wagner Patent. As a licensee of the Wagner Patent, NYMEX will pay to eSpeed $8.0 million over three years. In December 2003, eSpeed received an initial $2.0 million payment. Of the $8.0 million to be received by eSpeed, $1.2 million may be paid to ETS in its capacity as the former owner of the Wagner Patent and the remaining $6.8 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent.During the nine months ended September 30, 2004 and 2003, the Company recorded revenue of approximately $1.6 million and $0, respectively related to the NYMEX Settlement Agreement.

The Company does not believe that any of the proceeds from the CBOT, CME and NYMEX settlements are indicative of a reimbursement for past patent infringement as no objective evidence exists which would indicate a value to be ascribed to past patent infringement. Instead, it has been determined that all of the proceeds represent licensing fees, which are amortized into income over the life of the Wagner patent.

Lawrence Patent:    In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the Lawrence Patent) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014. The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company's Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. Additional payments are contingent upon the generation of related revenues. The carrying value of the Lawrence Patent was $0.8 million and $0.9 million at September 30, 2004 and December 31, 2003, respectively

Automated Auction Protocol Processor Patent:    In May 2003, US Patent No. 6,560,580 (the 580 Patent) was issued to Cantor for an Automated Auction Protocol Processor. The Company is the exclusive licensee of this patent, which expires in 2016. Under the Amended and Restated Joint Services Agreement between the Company and Cantor, the Company is responsible for bearing the costs associated with enforcing its rights under this patent. On July 1, 2003, the Company and certain affiliates filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent ICAP, PLC, Garban, LLC, its technology provider, OM Technology and its parent company, OM AB (BrokerTec), in the United States District Court for the District of Delaware. During the nine months ended September 30, 2004 and 2003, the Company capitalized related legal costs of approximately $3.3 million and $0.8 million, respectively. The carrying value of the capitalized costs related to this matter was $4.6 million and $1.5 million at September 30, 2004 and December 31, 2003, respectively

Other:    The Company incurred costs in connection with various patent applications. The Company capitalized approximately $1.1 million and $1.3 million of such legal costs for the nine months ended September 30, 2004 and 2003, respectively. The carrying value of the capitalized costs related to patent applications was $2.0 million and $1.5 million at September 30, 2004 and December 31, 2003, respectively

6.    Income Taxes

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2004	2003
	(In thousands)
Current:
Federal	$12,599	$6,768
State and Local	2,733	1,409
	15,332	8,177
Deferred	1,022	3,481
Provision for income taxes	$16,354	$11,658

As of March 31, 2003, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of $7.1 million. Effective April 1, 2003, the Company started recording income taxes at an effective tax rate of approximately 39.1% and utilized the $2.8 million tax benefit of such NOLs.

At September 30, 2004, the valuation allowance against the deferred tax assets of $11.7 million primarily related to non-deductible warrant expense where it appears more likely than not that such item will not be realized in the future.

Additionally, tax benefits associated with employee stock option and warrant exercises served to reduce taxes currently payable by $5.8 million as of September 30, 2004. A corresponding amount was credited to additional paid-in capital. Of this amount, $1.0 million was recorded in the nine months ended September 30, 2004.

7.    Business Partner and Non-Employee Securities

The amortization expense for the issuance of business partner and non-employee securities was as follows:

	Nine months ended September 30,
	2004	2003
	(In thousands)
Freedom warrants	$299	$897
UBS warrants	352	896
Non-employee stock options	71	100
Deutsche Bank warrants	—	(178)
	$722	$1,715

There were no new business partner transactions executed during the three months ended September 30, 2004.

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

Effective October 1, 2003, the UBS agreement was amended to revise the list of products for which UBS provides prices and improve the spreads, provide for commission incentives and extend the term of the agreement until July 31, 2005. In connection with the amendment, the Company agreed to accelerate the exercisability of 125,000 Warrant Shares, of which 75,000 and 50,000 shares were exercised by UBS on October 23, 2003 and March 26, 2004, respectively.In addition, pursuant to the amended agreement, the Company may accelerate the exercisability of 25,000 Warrant Shares of its Class A common stock at the end of each of the seven quarters in the period from November 1, 2003 though July 31, 2005, upon the satisfaction by UBS of certain commitment conditions. The Company has informed UBS that it has not met the commitment conditions for the contractual quarter ended July 31, 2004, and that, accordingly, the exercisability of 25,000 Warrants Shares will not be accelerated. On October 1, 2004, the unamortized expense of such business partner securities was approximately $0.5 million, which the Company will amortize on a straight-line basis until July 31, 2005.

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

Deutsche Bank was deemed to have fulfilled its obligations under the agreement for the twelve months ended July 31, 2002 and, accordingly, a warrant to purchase 150,000 shares of the Company's Class A common stock was issued by the Company. The Company informed Deutsche Bank that it was not in compliance with the agreement for the twelve months ended July 31, 2003 and that a warrant would not be issued for such period. As a result, the Company reversed the amortization expense recorded since August 2002 for such warrant.

Based on certain communications and the failure of Deutsche Bank to comply with the agreement since March 28, 2003, the Company further notified Deutsche Bank that it believes it has terminated its right to receive warrants under the agreement for the remaining commitment periods. The 150 shares of Series C Preferred with respect to the twelve-month periods ended July 31, 2004 and 2003 are redeemable by the Company for 3,000 shares of Class A common stock.

8.    Investment in TradeSpark

On September 22, 2000, the Company made a cash investment in TradeSpark, L.P. ("TradeSpark") of $2.0 million in exchange for a 4.97% interest in TradeSpark, and Cantor made a cash investment of $4.3 million in TradeSpark and agreed to contribute to TradeSpark certain assets relating to its voice brokerage business in certain energy products in exchange for a 28.19% interest in TradeSpark. The Company and Cantor also executed an amendment to the Joint Services Agreement in order to enable each to engage in this business transaction. In addition, a 66.34% interest in TradeSpark was purchased for $12.3 million by EIP Holdings, LLC ("EIP Holdings"), a Delaware limited liability company formed by six energy industry market participants ("EIPs"). The remaining 0.5% interest in TradeSpark was purchased for $250,000 by TP Holdings, LLC ("TP Holdings"), a Delaware limited liability company created by the Company, Cantor, and EIP Holdings for the purpose of acquiring and holding an interest as general partner of TradeSpark. The interests in TP Holdings of the Company, Cantor, and EIP Holdings were 5%, 28.33% and 66.67%, respectively. The investments in TP Holdings by the Company, Cantor and EIP Holdings totaled $12,500, $70,825, and $166,875, respectively. Taking into consideration both direct investments, and indirect investments through TP Holdings, the total interests in TradeSpark of the Company, Cantor and EIP Holdings totaled 5%, 28.33% and 66.67%, respectively. In connection with these investments, the Company entered into a perpetual technology services agreement with TradeSpark pursuant to which the Company provides the technology infrastructure for the transactional and technology related elements of the TradeSpark marketplace as well as certain other services to TradeSpark in exchange for specified percentages of transaction revenues from the marketplace. If a transaction is fully electronic, the Company receives 65% of the aggregate transaction revenues and TradeSpark receives 35% of the transaction revenues. In general, if TradeSpark provides voice-assisted brokerage services with respect to a transaction, then the Company receives 35% of the revenues and TradeSpark receives 65% of the revenues. Cantor also entered into an administrative services agreement with TradeSpark pursuant to which it provides administrative services to TradeSpark at cost. The Company and Cantor each received representation rights on the management committee of TP Holdings in proportion to their ownership interests in TradeSpark. As general partner, TP Holdings has the sole power to make management decisions on behalf of TradeSpark.

In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, which would have resulted in commissions to the Company under the TradeSpark technology services agreement, in 2000 the Company issued 5,500,000 shares of its Series A preferred stock and 2,500,000 shares of its Series B preferred stock to EIP Holdings.The 5,500,000 shares of Series A preferred stock and 2,500,000 shares of Series B preferred stock which were owned by EIP Holdings were convertible into (i) an aggregate of 80,000 shares of Class A Common Stock at any time or (ii) warrants to purchase up to 8,000,000 shares of eSpeed's Class A Common Stock at $27.94 per share upon certain conditions, including the achievement of minimum trading thresholds. In 2000, the Company recognized an expense of $2,235,200, equal to the fair value of the 80,000 shares of Class A common stock issuable upon conversion of the preferred stock, if none of the contingent performance targets were met.

In mid-2002, several of the TradeSpark EIP investors began to change their focus from energy merchant trading to asset management and a traditional utility model, requiring an adjustment to the TradeSpark business model and a reduced focus on the TradeSpark investment by such energy partners.In the fourth quarter of 2002, the carrying value of the Company's investment in TradeSpark was written down by $950,000 to its net realizable value.

In the first quarter of 2004, the Company and Cantor purchased 100% of EIP Holdings, the holding company formed by the EIPs that owned 66.34% of TradeSpark and 66.67% of TP Holdings, TradeSpark's general partner. The Company and Cantor entered into this agreement in order to maximize the net realizable value of their investment in TradeSpark by eliminating the interests of the outside EIP investors and bringing the management of TradeSpark under their collective control. The purchase price of $2.4 million was paid through EIP Holdings Acquisition, LLC ("EIP Holdings Acquisition"), a Delaware limited liability company owned by the Company and Cantor. In connection with this purchase, the Company contributed to EIP Holdings Acquisition a 4.75% interest in TP Holdings and its entire 4.97% interest in TradeSpark. Cantor contributed its existing 28.19% interest in TradeSpark along with their 28.33% interest in TP Holdings. The Company retained a 0.25% interest in TP Holdings. The Company also contributed $360,000, or 15%, of the $2.4 million of the cash consideration. The Company serves as the Managing Member of EIP Holdings Acquisition and will receive 15%, and Cantor will receive 85%, of all profits and losses and liquidation value of EIP Holdings Acquisition. As the 99.75% owner of TP Holdings, TradeSpark's general partner, EIP Holdings Acquisition is consolidated by Cantor given Cantor's 85% interest in all profits and losses. EIP Holdings Acquisition, the Company and Cantor have each appointed one member to TP Holdings' three-member management committee. As a part of Cantor and eSpeed's acquisition of the remaining 66.67% interest in TradeSpark they did not already own, Cantor and eSpeed acquired all of the outstanding shares of eSpeed's Series A and Series B preferred stock. The Company received all right, title and interest in and to all these shares of the Company's Series A and Series B preferred stock owned by the EIPs directly or indirectly through their interest in EIP Holdings. These 5,500,000 shares of Series A preferred stock and 2,500,000 shares of Series B preferred stock were distributed to eSpeed by EIP Holdings Acquisition in March 2004 and retired by the Company's board of directors. eSpeed accounted for this transaction as a treasury stock acquisition, funded in part by its parent, Cantor, and a retirement of such stock, both at the amount of value ascribed to such shares in conjunction with the acquisition of the 66.67% interest in TradeSpark. Since the cost of acquisition of TradeSpark was less than the value of the net assets of TradeSpark (including the preferred stock), the excess was allocated as a reduction of the non-current assets pursuant to SFAS 141, resulting in no cost allocated to the preferred stock. The net effect of (a) the treasury stock acquisition and retirement and (b) the implied capital contribution from Cantor was to decrease preferred stock and increase additional paid in capital by $80,000, representing the par value of the 5,500,000 shares of Series A preferred stock and the 2,500,000 shares of Series B preferred stock, with no gain recognized.

Currently, EIP Holdings Acquisition owns 99.5% of TradeSpark and 99.75% of TP Holdings. TP Holdings, which owns 0.5% of TradeSpark, is 99.75% owned by EIP Holdings Acquisition and 0.25% by eSpeed.The Company's percentage ownership interest in TradeSpark before and after this transaction, through both direct and indirect investments, was 5.0% and 15.0%, respectively.

The Company's net loss from its investment in TradeSpark, through both direct and indirect investments, totaled $33,992 for the nine months ended September 30, 2004. This amount included the Company's $110,462 share of the gain recognized for the negative goodwill recorded on the acquisition of EIP Holdings by EIP Holdings Acquisition. The Company's share of the net losses of TradeSpark was $151,953 for the same period in 2003. The carrying value of the Company's investment in TradeSpark, through both direct and indirect investments, totaled $730,751 and $404,743 at September 30, 2004 and December 31, 2003, respectively.

9.    Related Party Transactions

Cash and cash equivalents at September 30, 2004 and December 31, 2003 included $186.0 million and $173.2 million, respectively, of reverse repurchase agreements, which are transacted on an overnight basis with Cantor. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are held under a custodial arrangement with a third party bank and are not permitted to be resold or repledged. The fair value of such collateral at September 30, 2004 and December 31, 2003 totaled $196.8 million and $175.0 million, respectively.

Investments in TradeSpark, both direct and indirect, and the limited partnership (the "LP") that invested in Freedom International Brokerage ("Freedom") are accounted for using the equity method (see Note 8, Investment in TradeSpark). The carrying value of such related party investments was $7.8 million and $7.6 million at September 30, 2004 and December 31, 2003, respectively. For the nine months ended September 30, 2004 and 2003, the Company's share of the net losses of the LP and TradeSpark were approximately $41,748 and $80,382, respectively.

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

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term, which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the nine months ended September 30, 2004 and 2003 totaling $9.6 million and $7.7 million, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are not the result of arm's-length negotiations because Cantor controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. As of September 30, 2004 and December 31, 2003, receivables from TradeSpark, Freedom and MPLLC totaled approximately $0.8 million and $1.4 million, respectively, and are included in receivable from related parties in the consolidated statements of financial condition.

On September 11, 2001, the Company was entitled to property and casualty insurance coverage of up to $40.0 million under its Administrative Services Agreement with Cantor. Cantor received property and casualty insurance payments related to the September 11 Events totaling $45.0 million in 2001. As a result of the September 11 Events, the Company's fixed assets with a book value of approximately $17.8 million were destroyed. The Company has recovered these losses through $20.5 million of property insurance proceeds remitted from Cantor and, as such, has not recorded a net loss related to the destruction of its fixed assets.The basis for this allocation was the book value of the assets destroyed ($17.8 million) plus the difference of the cost of assets replaced through December 31, 2001, over the depreciated value of assets destroyed.

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. Under its Administrative Services Agreement with Cantor, the Company will be entitled to up to an additional $19.5 million of these proceeds as replacement assets are purchased in the future and surpass the initial payment of $20.5 million, depending on the ultimate replacement cost of the assets destroyed.The basis of this additional $19.5 million of proceeds is the property and casualty coverage of $40.0 million less the $20.5 million already received. A gain will be recorded based on the amount allocated to the Company.However, the Company cannot currently estimate the amount or timing of any such gain, and accordingly, no gains on replacement of fixed assets have been recorded during the period.

The Company estimates that it has replaced assets with an aggregate cost of approximately $13.8 million. The Company expects to incur significant costs in relation to the replacement of fixed assets lost on September 11, 2001 when it builds its permanent infrastructure and moves into its new headquarters.

In December 2003 and early 2004, Cantor and one of its affiliates received grants from the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program. Both grant agreements contain certain recapture terms and contingencies, primarily in relation to establishing and maintaining premises and maintaining certain levels of employment in New York City in the future. In October 2004, our Audit Committee agreed to the allocation by Cantor of a $3.1 million share of the WTC Business Recovery from Disproportionate Loss Program grant.

10.    Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended September 30,
	2004	2003
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$5,735	$9,962
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation:	54,398	55,291
Dilutive effect of:
Stock options	872	2,298
Business partner securities	19	141
Weighted average shares used in diluted computation	55,289	57,730
Earnings per share:
Basic	$0.11	$0.18
Diluted	$0.10	$0.17

	Nine Months Ended September 30,
	2004	2003
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$25,471	$27,539
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation:	55,538	55,205
Dilutive effect of:
Stock options	1,466	1,853
Business partner securities	61	113
Weighted average shares used in diluted computation	57,065	57,171
Earnings per share:
Basic	$0.46	$0.50
Diluted	$0.45	$0.48

Effective April 1, 2003, the Company began recording income taxes (see Note 6, Income Taxes). During the three months ended March 31, 2003, income taxes were minimal due to the benefit of net operating loss carryforwards. As a result, in applying the treasury stock method for the three and nine month periods ended September 30, 2004 and 2003, the assumed proceeds of stock option exercises were computed as the sum of (i) the amount the employees paid on exercise and (ii) the amount of tax benefits associated with employee stock options exercised that were credited to additional paid-in capital. Prior to April 1, 2003, the Company excluded such tax benefits in assumed proceeds of stock option exercises, thereby increasing the dilutive effect of securities accordingly.

For the three and nine month periods ended September 30, 2004, approximately 15.8 million and 12.8 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three and nine month periods ended September 30, 2003, approximately 8.9 million and 10.6 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

11.    Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At September 30, 2004, eSpeed Government Securities, Inc.'s liquid capital of $118,802,889 was in excess of minimum requirements by $118,777,889. Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2004, eSpeed Securities, Inc. had net capital of $89,887,382, which was $89,882,382 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was negligible as aggregate indebtedness totaled only $1.

As of September 30, 2004, the Company's regulated subsidiaries have no third party restrictions on their ability to transfer net assets to their parent company, eSpeed, Inc., except for the minimum liquid capital and net capital requirements for eSpeed Government Securities, Inc. and eSpeed Securities, Inc., which respectively were $25,000 and $5,000. Both of these amounts were deemed immaterial per the requirements of SEC Rule 5-04 of The Exchange Act of 1934.

The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

12.    Commitments and Contingencies

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

	Three months ended September 30,
(In thousands)	2004	2003
Transaction revenues:
Europe	$6,942	$7,324
Asia	471	436
Total Non-Americas	7,413	7,760
Americas	23,534	29,821
Total	$30,947	$37,581

	Nine months ended September 30,
(In thousands)	2004	2003
Transaction revenues:
Europe	$23,013	$21,214
Asia	1,498	1,638
Total Non-Americas	24,511	22,852
Americas	77,722	74,875
Total	$102,233	$97,727

	September 30,
(In thousands)	2004	2003
Average long-lived assets:
Europe	$15,730	$3,662
Asia	396	301
Total Non-Americas	16,126	3,963
Americas	29,165	23,337
Total	$45,291	$27,300

14.    Subsequent Event

In October 2004, the Company entered into a definitive agreement to acquire United Kingdom-based ITSEcco Holdings Limited and its subsidiaries ("ECCO"), a highly specialized software developer focused on the financial markets. Under terms of the agreement, we acquired ECCO for approximately $12.4 million in cash and $1.6 million in assumed liabilities. In addition, up to 357,944 shares of the Company's Class A common stock will be issued subject to compliance with the terms of the purchase agreement, including certain restrictive covenants.

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

We have pursued an aggressive strategy to convert certain of Cantor's financial marketplace products to our eSpeed® system and, with the assistance of Cantor, to continue to create new markets and convert new clients to our eSpeed® system. The process of converting these marketplaces includes modifying existing trading systems to allow for transactions to be entered directly from a client location, signing an agreement with the client, installing the hardware and software at the client location and establishing communication lines between us and the client. Other than Cantor, no client of ours accounted for more than 10% of our transaction revenues from our date of inception through September 30, 2004. As a result of the September 11 Events and the resulting loss of voice brokers, Cantor's U.S. operations were reduced, including the trading by it of certain U.S. financial products. In

August 2004, Cantor announced the spin-off of its global inter-dealer voice brokerage business to create a new partnership, BGC Partners, L.P. ("BGC") in order to re-establish voice brokerage operations in the U.S., and expand its European and Asian operations. Cantor also sold the assets of its municipal bond business in the first quarter of 2002 after that business ceased operations on September 11, 2001, but acquired a special interest in MPLLC, the entity that acquired the assets. In addition, Cantor's business product development activity continues to be reduced due to the September 11 Events. If Cantor determines not to re-enter its affected businesses, exits additional businesses or does not continue to develop new products or enter into new businesses, we will likely be adversely affected.

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

On September 11, 2001, the Company was entitled to property and casualty insurance coverage of up to $40.0 million under its Administrative Services Agreement with Cantor. Cantor received property and casualty insurance payments related to the September 11 Events totaling $45.0 million in 2001. As a result of the September 11 Events, the Company's fixed assets with a book value of approximately $17.8 million were destroyed. The Company has recovered these losses through $20.5 million of property insurance proceeds remitted from Cantor and, as such, has not recorded a net loss related to the destruction of its fixed assets. The basis for this allocation was the book value of the assets destroyed ($17.8 million) plus the difference of the cost of assets replaced through December 31, 2001, over the depreciated value of assets destroyed.

During the year ended December 31, 2002, Cantor received $40.0 million of insurance proceeds pursuant to business interruption insurance coverage, of which $12.8 million was allocated to the Company. Such amount was received from Cantor and recognized as income in the Company's consolidated statement of operations. This allocation was based on an analysis prepared by an independent consultant.

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. Under its Administrative Services Agreement with Cantor, the Company will be entitled to up to an additional $19.5 million of these proceeds as replacement assets are purchased in the future and surpass the initial payment of $20.5 million, depending on the ultimate replacement cost of the assets destroyed. The basis of this additional $19.5 million of proceeds is the property and casualty coverage of $40.0 million less the $20.5 million already received. A gain will be recorded based on the amount allocated to the Company. However, the Company cannot currently estimate the amount or timing of any such gain, and accordingly, no gains on replacement of fixed assets have been recorded during the period.

The Company estimates that it has replaced assets with an aggregate cost of approximately $13.8 million. The Company expects to incur significant costs in relation to the replacement of fixed assets lost on September 11, 2001 when it builds its permanent infrastructure and moves into its new headquarters.

Grants

In December 2003 and early 2004, Cantor and one of its affiliates received grants from the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program. Both grant agreements contain certain recapture terms and contingencies, primarily in relation to establishing and maintaining premises and maintaining certain levels of employment in New York City in the future. In October 2004, our Audit Committee agreed to the allocation by Cantor of a $3.1 million share of the WTC Business Recovery from Disproportionate Loss Program grant.

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

Patents

Intangible assets consist of purchased patents, the costs to defend and enforce the Company's rights under patents and costs incurred in connection with the filing and registration of patents. Capitalized costs related to the filing of patents are generally amortized on a straight-line basis over a period not to exceed three years. The costs of acquired patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method. The costs to defend and enforce the Company's rights under these patents consist primarily of external litigation costs related to the pursuit of patent infringement lawsuits by the Company, and consist of fees for outside attorneys, technology experts and litigation support services. These costs are capitalized when such costs serve to enhance the value of the related patent, and are amortized over the remaining life of such patent. Should it be determined that the capitalized costs no longer serve to enhance the value of the respective patent, such as a situation in which the Company's patent is held to be invalid, these capitalized costs would be expensed in the period in which such determination was made. We believe the inherent value of the patents exceeds their carrying value. However, if the rights afforded us under the patents are not enforced or the patents do not provide the competitive advantages that we anticipated at the time of purchase, we may have to write-down the patents, and such charges could be substantial.

As a result of its defense of one of its patents, the Company has recognized amounts received from the CBOT, CME and NYMEX as licensing fee revenue. The Company does not believe that any of the proceeds from the CBOT, CME and NYMEX settlements are indicative of a reimbursement for past patent infringement as no objective evidence exists which would indicate a value to be ascribed to past patent infringement. Instead, it has been determined that all of the proceeds represent licensing fees, which are amortized into income over the life of the Wagner patent. Had these amounts been determined to be reimbursements for past patent infringement, they would have been recognized as gains in the periods in which they were received.

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

Business partner securities

We enter into transactions with business partners in which we issue certain equity instruments whose value, in part, is dependent on the value of our publicly traded Class A common stock. Such business partner securities include options and warrants to purchase shares of our Class A common stock as well as convertible preferred shares. The preferred shares are convertible into shares of our Class A common stock.

The value of these business partner securities issued establishes either the basis of assets acquired in exchange for the instruments, or an expense, which is, or will be, recognized in conjunction with the issuance.

We utilize judgment in establishing the fair value of these business partner securities in the absence of a ready market for such instruments. Options and warrants are valued using an option pricing model which requires us to make assumptions as to future interest rates, price volatility of our Class A common stock, future dividends and the expected life of the option or warrant being valued. We believe that our assumptions used in the valuation of the instruments are reasonable. However, changes in the assumptions could result in differing valuations of the options, warrants or preferred shares that, in turn, would change the basis of assets acquired or expense recognized.

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

Results of Operations

For the Three Months Ended September 30, 2004 Compared to the Three Months Ended
September 30, 2003

Highlights

Diluted earnings per share for the three months ended September 30, 2004 and 2003 were $0.11 and $0.17, respectively. During the three months ended September 30, 2004, we recorded an income tax provision of $3.7 million, or approximately $0.07 per diluted share, corresponding to a 39.1% consolidated effective tax rate. For the same period a year earlier, we recorded an income tax provision of $6.4 million, or approximately $0.11 per diluted share, corresponding to a 38.9% consolidated effective tax rate.

For the three months ended September 30, 2004, transaction revenues with related parties amounted to $30.9 million, a decrease of 18% as compared to transaction revenues with related parties of $37.6 million for the same period a year ago. Volumes transacted on our system per trading day decreased approximately 16%. For the three months ended September 30, 2004, 82% of our transaction revenues were generated from fully electronic transactions.

Revenues

	Three Months Ended September 30,
	2004	2003
(In thousands)
Transaction revenues with related parties
Fully electronic transactions	$25,489	$32,300
Voice-assisted brokerage transactions	5,233	5,153
Screen-assisted open outcry transactions	225	128
Total transaction revenues with related parties	30,947	37,581
Software Solutions fees from related parties	4,681	3,821
Software Solutions and licensing fees from unrelated parties	3,278	2,321
Interest income	865	547
Total revenues	$39,771	$44,270

Transaction revenues with related parties

For the three months ended September 30, 2004, we earned transaction revenues with related parties of $30.9 million, a decrease of 18% as compared to transaction revenues with related parties of $37.6 million for the three month period ended September 30, 2003. There were 64 trading days in the three-month periods ended September 30, 2004 and 2003. Transaction revenues per trading day decreased by $103 thousand, or 18%, from $587 thousand for the three months ended September 30, 2003 to $484 thousand for the three months ended September 30, 2004. Volumes transacted on our system decreased by $2,047 billion (approximately $2.1 trillion), or 16%, from $12,435 billion (approximately $12.4 trillion) for the three months ended September 30, 2003 to $10,388 billion (approximately $10.4 trillion) for the three months ended September 30, 2004. This decrease resulted primarily from a competitive pricing market environment. For the three months ended September 30, 2004, 82% of our transaction revenues were generated from fully electronic transactions as compared to 86% for the same period in 2003.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended September 30, 2004 were $4.7 million. This compares with Software Solutions fees from related parties for the three months ended September 30, 2003 of $3.8 million, an increase of 24%. This increase resulted from an increase in demand for our support services from Cantor.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the three months ended September 30, 2004 were $3.3 million as compared to Software Solutions and licensing fees from unrelated parties of $2.3 million for the same period a year ago, a 43% increase, due primarily to licensing fees earned as part of the Wagner Patent settlement agreement with NYMEX. We anticipate that as we license our software and patents to additional market participants, our revenues from Software Solutions and licensing fees from unrelated parties will continue to grow.

Interest income

For the three months ended September 30, 2004, the blended weighted average interest rate on the companies interest bearing assets, primarily consisting of overnight reverse repurchase agreements and US Government Securities money market funds, was 1.51% as compared to a 0.95% weighted average interest rate for the three months ended September 30, 2003. As a result of the increase in the average balances and interest rates between periods, we generated interest income of $865 thousand for the three months ended September 30, 2004 as compared to $547 thousand for the three months ended September 30, 2003, an increase of 58%.

Expenses

	Three Months Ended September 30,
	2004	2003
(In thousands)
Compensation and employee benefits	$10,499	$9,790
Occupancy and equipment
Amortization of software development costs	2,553	1,981
Other occupancy and equipment costs	6,322	6,210
Professional and consulting fees	1,663	953
Communications and client networks	1,684	1,715
Marketing	319	373
Administrative fees to related parties	3,435	2,579
Amortization of business partner and non-employee securities	136	648
Other	3,742	3,706
Total expenses	$30,353	$27,955

Compensation and employee benefits

At September 30, 2004, we had 376 employees, which was an increase from the 334 employees we had at September 30, 2003. For the three months ended September 30, 2004, our compensation costs were $10.5 million as compared to compensation costs of $9.8 million for the same period a year earlier. This $0.7 million increase, or 7%, in compensation costs resulted mainly from additional headcount. Compensation and employee benefits, as a percentage of revenue, were 26% and 22% for the three months ended September 30, 2004 and 2003, respectively. With a significant portion of employee compensation being discretionary and performance-based, compensation can vary from quarter to quarter.

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

Amortization of software development costs

Amortization of software development costs was $2.5 million for the three months ended September 30, 2004, an increase of $0.5 million, or 25%, as compared to amortization of software development costs of $2.0 million for the three months ended September 30, 2003. The increase was related to increased investment in software development activities.

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes qualifying computer software costs incurred during the application development stage, and amortizes them over their estimated useful life of three years on a straight-line basis.

Other occupancy and equipment costs

Other occupancy and equipment costs were $6.3 million for the three months ended September 30, 2004, a $0.1 million increase, or 2%, as compared to other occupancy and equipment costs of $6.2 million for the three months ended September 30, 2003. The increase was primarily caused by the occupancy and build-out of our temporary corporate headquarters in New York City.

Occupancy expenditures primarily consist of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. We moved into our temporary corporate headquarters in New York City during the second quarter of 2002. During the third quarter of 2004, the Company announced that it will establish its new global headquarters at 110 E. 59th Street in New York's midtown Manhattan, with the relocation of employees to begin in the first quarter of 2005. We believe that other occupancy and equipment costs will increase in the future as we begin to occupy our new global headquarters and as we replace equipment lost in the September 11 Events.

Professional and consulting fees

Professional and consulting fees were $1.7 million for the three months ended September 30, 2004 compared with $1.0 million for the three months ended September 30, 2003, an increase of $0.7 million, or 70%. This increase was the result of additional legal expense and the costs associated with Sarbanes-Oxley compliance.

Communications and client networks

Communications costs were $1.7 million for the three-month periods ended September 30, 2004 and 2003. Cost controls resulted in reductions in communications rates, which were offset by higher usage charges, market data costs and maintenance charges.

Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to connect additional customers to our network.

Marketing

Marketing expenses were $0.3 million for the three months ended September 30, 2004 versus $0.4 million for the three months ended September 30, 2003, a 25% decrease, as a result of lower advertising expenses.

Administrative fees to related parties

Administrative fees to related parties amounted to $3.4 million for the three months ended September 30, 2004, a 31% increase over the $2.6 million of such fees for the three months ended September 30, 2003.

Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor's administrative services that are utilized by us. Administrative fees to related parties are therefore partially correlated to our business growth.

Amortization of business partner and non-employee securities

We enter into strategic alliances with other industry participants in order to expand our business and to enter into new marketplaces. As part of these strategic alliances, we have issued warrants and convertible preferred stock. In addition, we have granted stock options to certain non-employees. These securities do not require cash outlays. The expense related to these issuances is based on the value of the securities being issued and the structure of the transaction. Generally, this expense is amortized over the term of the related agreement.

Charges in relation to the amortization of such securities were approximately $0.1 million for the three months ended September 30, 2004 as compared to $0.6 million for the three months ended September 30, 2003. This $0.5 million decrease resulted primarily from the fact that the value of a warrant agreement became fully amortized at the end of the first quarter of 2004, and thus contributed no amortization to the third quarter of 2004. The amendment of another warrant agreement that had the effect of extending the term over which the related warrant value is amortized further contributed to this decrease. We believe period-to-period comparisons are not meaningful, as these transactions do not recur on a regular basis. Note 7 of our condensed consolidated financial statements in this Report on Form 10-Q contains further details regarding the amortization of business partner and non-employee securities.

Other expenses

Other expenses consist primarily of amortization of intangible assets, which totaled $1.6 million for the three months ended September 30, 2004, insurance costs, travel and entertainment and promotional expenditures. For the three-month periods ended September 30, 2004 and 2003, other expenses were $3.7 million. Higher amortization of intangibles, travel and entertainment costs, recruitment fees and a decrease in foreign currency translation gains increased other expenses during the third quarter of 2004 which were offset by decreases in insurance and other miscellaneous expenses.

Income taxes

During the three months ended September 30, 2004, we recorded an income tax provision of $3.7 million corresponding to a 39.1% consolidated effective tax rate. During the same period a year earlier, we recorded an income tax provision of $6.4 million corresponding to a 38.9% consolidated effective tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations

For the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended
September 30, 2003

Highlights

Diluted earnings per share for the nine months ended September 30, 2004 and 2003 were $0.45 and $0.48, respectively. During the nine months ended September 30, 2004, we recorded an income tax provision of $16.4 million, or approximately $0.29 per diluted share, corresponding to a 39.1% consolidated effective tax rate. For the same period a year earlier, we recorded an income tax provision of $11.7 million, or approximately $0.20 per diluted share, corresponding to a 29.7% consolidated effective tax rate. The consolidated effective tax rate for the nine months ended September 30, 2003 was lower due to the fact that prior to the second quarter of 2003, our income taxes were minimal as a result of our NOLs.

For the nine months ended September 30, 2004 transaction revenues with related parties amounted to $102.2 million, an increase of 5% as compared to transaction revenues with related parties of $97.7 million for the same period a year ago. Volumes transacted on our system per trading day increased approximately 4%. For the nine months ended September 30, 2004, 83% of our transaction revenues were generated from fully electronic transactions.

Revenues

	Nine Months Ended September 30,
	2004	2003
(In thousands)
Transaction revenues with related parties
Fully electronic transactions	$85,170	$82,348
Voice-assisted brokerage transactions	16,449	14,959
Screen-assisted open outcry transactions	614	420
Total transaction revenues with related parties	102,233	97,727
Software Solutions fees from related parties	13,268	11,351
Software Solutions and licensing fees from unrelated parties	9,383	6,662
Interest income	2,370	1,652
Total revenues	$127,254	$117,392

Transaction revenues with related parties

For the nine months ended September 30, 2004, we earned transaction revenues with related parties of $102.2 million, an increase of 5% as compared to transaction revenues with related parties of $97.7 million for the nine month period ended September 30, 2003. There were 188 trading days in the nine month periods ended September 30, 2004 and 2003. Transaction revenues per trading day increased by $24 thousand, or 5%, from $520 thousand for the nine months ended September 30, 2003 to $544 thousand for the nine months ended September 30, 2004. Volumes transacted on our system increased by $1,129 billion (approximately $1.1 trillion), or 4%, from $32,248 billion (approximately $32.2 trillion) for the nine months ended September 30, 2003 to $33,377 billion (approximately $33.4 trillion) for the nine months ended September 30, 2004. This increase resulted primarily from favorable market conditions in the United States and in Europe, where market fluctuations drove increases in our product volumes and transactions counts, as well as continued adoption of our new software enhancements, partially offset by a competitive pricing market environment. For the nine months ended September 30, 2004, 83% of our transaction revenues were generated from fully electronic transactions as compared to 84% for the same period in 2003.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the nine months ended September 30, 2004 were $13.3 million. This compares with Software Solutions fees from related parties for the nine months ended September 30, 2003 of $11.4 million, an increase of 17%. This increase resulted from an increase in demand for our support services from Cantor.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the nine months ended September 30, 2004 were $9.4 million as compared to Software Solutions and licensing fees from unrelated parties of $6.7 million for the same period a year ago, a 40% increase, due primarily to licensing fees earned as part of the Wagner Patent settlement agreement with NYMEX. We anticipate that as we license our software and patents to additional market participants, our revenues from Software Solutions and licensing fees from unrelated parties will continue to grow.

Interest income

For the nine months ended September 30, 2004, the blended weighted average interest rate on the companies interest bearing assets, primarily consisting of overnight reverse repurchase agreements and US Government Securities money market funds, was 1.36% as compared to a 1.00% weighted average interest rate for the nine months ended September 30, 2003. As a result of the increase in the average balances and interest rates between periods, we generated interest income of $2.4 million for the nine months ended September 30, 2004 as compared to $1.7 million for the nine months ended September 30, 2003, an increase of 41%.

Expenses

	Nine Months Ended September 30,
	2004	2003
(In thousands)
Compensation and employee benefits	$29,582	$27,873
Occupancy and equipment
Amortization of software development costs	7,204	5,491
Other occupancy and equipment costs	18,622	17,448
Professional and consulting fees	3,461	2,927
Communications and client networks	4,892	5,024
Marketing	1,084	1,115
Administrative fees to related parties	9,604	7,747
Amortization of business partner and non-employee securities	722	1,715
Other	10,258	8,855
Total expenses	$85,429	$78,195

Compensation and employee benefits

At September 30, 2004, we had 376 employees, which was an increase from the 334 employees we had at September 30, 2003. For the nine months ended September 30, 2004, our compensation costs were $29.6 million as compared to compensation costs of $27.9 million for the same period a year earlier. This $1.7 million increase, or 6%, in compensation costs resulted mainly from additional headcount. Compensation and employee benefits, as a percentage of revenue, were 23% and 24% for the nine months ended September 30, 2004 and 2003, respectively. With a significant portion of employee compensation being discretionary and performance-based, compensation can vary from quarter to quarter.

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

Amortization of software development costs

Amortization of software development costs was $7.2 million for the nine months ended September 30, 2004, an increase of $1.7 million, or 31%, as compared to amortization of software development costs of $5.5 million for the nine months ended September 30, 2003. The increase was related to increased investment in software development activities.

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes qualifying computer software costs incurred during the application development stage, and amortizes them over their estimated useful life of three years on a straight-line basis.

Other occupancy and equipment costs

Other occupancy and equipment costs were $18.6 million for the nine months ended September 30, 2004, a $1.2 million increase, or 7%, as compared to other occupancy and equipment costs of $17.4 million for the nine months ended September 30, 2003. The increase was primarily caused by the occupancy and build-out of our temporary corporate headquarters in New York City.

Other occupancy expenditures primarily consist of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. We moved into our temporary corporate headquarters in New York City during the second quarter of 2002. During the third quarter of 2004, the Company announced that it will establish its new global headquarters at 110 E. 59th Street in New York's midtown Manhattan, with the relocation of employees to begin in the first quarter of 2005. We believe that other occupancy and equipment costs will increase in the future as we begin to occupy our new global headquarters and as we replace equipment lost in the September 11 Events. However, we expect a portion of these capital expenditures to be covered by our insurance proceeds from our property and casualty insurance coverage.

Professional and consulting fees

Professional and consulting fees were $3.5 million for the nine months ended September 30, 2004, a $0.6 million increase, or 21%, as compared to professional and consulting fees of $2.9 million for the nine months ended September 30, 2003, due to additional legal expense and costs associated with Sarbanes-Oxley compliance, partially offset by decreases in consulting costs.

Communications and client networks

Communication costs were $4.9 million for the nine months ended September 30, 2004 as compared to $5.0 million for the nine months ended September 30, 2003. Cost controls resulted in reductions in communications rates and usage charges, partially offset by increased market data costs and maintenance charges.

Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to connect additional customers to our network.

Marketing

Marketing expenses were $1.1 million for the nine-month periods ended September 30, 2004 and 2003. Decreases in advertising and printing costs were offset by increased promotional and event expenses.

Administrative fees to related parties

Administrative fees to related parties amounted to $9.6 million for the nine months ended September 30, 2004, a 25% increase over the $7.7 million of such fees for the nine months ended September 30, 2003.

Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor's administrative services that are utilized by us. Administrative fees to related parties are therefore partially correlated to our business growth.

Amortization of business partner and non-employee securities

We enter into strategic alliances with other industry participants in order to expand our business and to enter into new marketplaces. As part of these strategic alliances, we have issued warrants and convertible preferred stock. In addition, we have granted stock options to certain non-employees. These securities do not require cash outlays. The expense related to these issuances is based on the value of the securities being issued and the structure of the transaction. Generally, this expense is amortized over the term of the related agreement.

Charges in relation to the amortization of such securities were approximately $0.7 million for the nine months ended September 30, 2004 as compared to $1.7 million for the nine months ended September 30, 2003. This $1.0 million decrease resulted primarily from the fact that the value of a warrant agreement became fully amortized at the end of the first quarter of 2004, and thus contributed no amortization to the second and third quarters of 2004. The amendment of another warrant agreement that had the effect of extending the term over which the related warrant value is amortized further contributed to this decrease. These decreases were offset in part by a reversal of amortization expense during the second quarter of 2003 on warrants issued to a business partner who was determined not to have fulfilled its obligations under the related agreement. We believe period-to-period comparisons are not meaningful, as these transactions do not recur on a regular basis. Note 7 of our condensed consolidated financial statements in this Report on Form 10-Q contains further details regarding the amortization of business partner and non-employee securities.

Other expenses

Other expenses consist primarily of amortization of intangible assets, which totaled $4.5 million for the nine months ended September 30, 2004, insurance costs and travel, promotional and entertainment expenditures. For the nine months ended September 30, 2004, other expenses were $10.3 million, an increase of $1.4 million, or 16%, as compared to other expenses of $8.9 million for the nine months ended September 30, 2003. This increase was driven principally by increases in amortization of intangibles, travel and entertainment costs, recruitment fees and a decrease in foreign currency translation gains, and was partially offset by decreases in license and registration fees and other miscellaneous expenses.

Income taxes

During the nine months ended September 30, 2004, we recorded an income tax provision of $16.4 million corresponding to a 39.1% consolidated effective tax rate. For the same period a year earlier, we recorded an income tax provision of $11.7 million corresponding to a 29.7% consolidated effective tax rate. Our consolidated effective tax rate for the nine months ended September 30, 2003 was lower due to the fact that prior to the second quarter of 2003, our income taxes were minimal as the result of our NOLs. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

At September 30, 2004, we had cash and cash equivalents of $223.1 million, a decrease of $5.4 million as compared to December 31, 2003. During the nine months ended September 30, 2004, our operating activities provided cash of $51.2 million. We also used net cash of $29.7 million resulting from purchases of fixed assets, and the capitalization of software development costs and patent registration and defense costs. In addition, we used $29.8 million to repurchase shares of the Company's Class A common stock in the open market, and received proceeds of $1.8 million from exercises of employee stock options.

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

As of September 30, 2004, we had repurchased 2,852,715 shares of our Class A common stock for a total of $31.8 million under our repurchase plans.In August 2004, our board of directors authorized the repurchase of up to an additional $100 million of our outstanding Class A common stock, of which $89.7 million was available for repurchases as of September 30, 2004. During the fourth quarter of 2004, we purchased an additional 230,100 shares for a total purchased price of $2.1 million, bringing the total number of treasury shares owned to 3,082,815 at a book value of $34.0 million.

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

Aggregate Contractual Obligations

On July 26, 2004, Cantor Fitzgerald and the Company announced that we will establish our new global headquarters at 110 E. 59th Street in New York's midtown Manhattan. Under the Administrative Services Agreement, eSpeed is obligated to Cantor for its pro rata portion (based on square footage used) of rental payments during the 15 year term of the lease for the new headquarters. An evaluation of the effect of this new lease on the Company's schedule of contractual obligations, as disclosed in the Form 10-K for the year ended December 31, 2003, is currently being conducted.

Other than the item described above, there have been no significant changes to our significant contractual obligations, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

As of September 30, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2004, we had invested $186.0 million of our cash in securities purchased under reverse repurchase agreements, $97.3 million of which is fully collateralized by U.S. government securities and $88.7 million of which is fully collateralized by eligible equity securities, both of which are held in a third party custodial account. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. Additionally, at September 30, 2004, we had invested $1.9 million in a money market fund held at overnight durations. This fund solely invests in short-term U.S. government fixed income securities.

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

We are a global business, have operations in North America, Europe and Asia, and are therefore exposed to currency exchange rate fluctuations between the U.S. Dollar and the Canadian Dollar, British Pound Sterling, Euro, Hong Kong Dollar and Japanese Yen. Significant downward movements in the U.S. Dollar against currencies in which we pay expenses may have an adverse impact on our financial results if we do not have an equivalent amount of revenue denominated in the same currency. Management has presently decided not to engage in derivative financial instruments as a means of hedging this risk.

We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income in our international operations of $0.9 million for the nine months ended September 30, 2004

ITEM 4.    Controls and Procedures

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

PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

In July 2003, we filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, "BrokerTec"), in the United States District Court for the District of Delaware. The parties thereafter agreed to substitute the defendant OM AB Technology for defendant OM AB and dismiss claims against BrokerTec Global, L.L.C. By Order dated September 13, 2004, ICAP was dismissed as a defendant. The suit centers on BrokerTec's and Garban's alleged infringement of U.S. Patent No. 6,560,580 issued on May 6, 2003, which expires in 2016, with respect to which eSpeed is the exclusive licensee. The patent protects some of our proprietary systems and methods of electronic trading.

Among other things, we seek an order from the Court directing BrokerTec and Garban to cease use of our patented systems and methods in their competing electronic trading systems and for damages. The parties have completed discovery. Both sides moved for summary judgment on various claims and defenses. In a Memorandum Opinion dated October 25, 2004, the Court denied all of the motions for summary judgment, except that it granted BrokerTec's motion with respect to non-infringement by defendants under the doctrine of equivalents with respect to certain aspects of the claims.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table details our share repurchase activity during the third quarter of 2004, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced plans and the approximate dollar value that may yet be purchased under these plans.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2004	1,600,176	$12.18	1,600,176	$20.5 million
August 1 to August 31, 2004	605,384	$9.73	605,384	$94.1 million
September 1 to September 30, 2004	460,756	$9.50	460,756	$89.7 million

On September 10, 2001, the Company's board of directors authorized the repurchase of up to $40 million of outstanding Class A common stock. Under this plan, the Company repurchased 186,399 shares at a total cost of approximately $2.1 million, or $11.23 per share, as of March 31, 2003. In May 2003, the Company's board of directors again authorized the repurchase of up to $40 million of outstanding Class A common stock. In July 2004, the Company repurchased 1,600,176 shares under this plan at a total cost of approximately $19.5 million, or an average cost of $12.18 per share. On August 5, 2004, the Company's board of directors authorized the repurchase of up to $100 million of outstanding Class A common stock, to replace the remaining $20.5 million authorized from the prior plan. During August and September of 2004, the Company repurchased 1,066,140 shares at a total cost of approximately $10.3 million, or $9.63 per share. As of September 30, 2004 approximately $89.7 million from this plan was available for further share repurchases.

ITEM 4.    Submission of Matters to a Vote of Security Holders

On October 20, 2004, we held our annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified: Howard W. Lutnick, Lee M. Amaitis, Kevin Foley, John H. Dalton, William J. Moran, Henry Morris and Albert M. Weis.

The votes with respect to the election of directors were cast in the following manner:

Name	For	Withheld
	(Number of Votes)
Howard W. Lutnick	256,485,056	10,189,183
Lee M. Amaitis	255,953,328	10,720,911
Kevin Foley	255,997,950	10,676,289
John H. Dalton	264,922,867	1,751,372
William J. Moran	263,623,038	3,051,201
Henry Morris	254,854,800	11,819,439
Albert M. Weis	262,918,070	3,756,169

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc. (Registrant)
/s/ Howard W. Lutnick

Howard W. Lutnick Chairman of the Board and Chief Executive Officer
/s/ Jay Ryan

Jay Ryan Senior Vice President and Interim Chief Financial Officer

Date:    November 8, 2004

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002