Form 10-K
period 2004-12-31
ESPEED INC
filed 2005-03-16
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)	OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on March 8, 2005 as reported on the Nasdaq National Market, was approximately $249,707,490.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2005
Class A Common Stock, par value $.01 per share	30,837,294 shares
Class B Common Stock, par value $.01 per share	22,139,270 shares

DOCUMENTS INCORPORATED BY REFERENCE.

None.

eSPEED, INC.
2004 FORM 10-K ANNUAL REPORT

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the effect of the September 11 Events (as defined below) on our operations, including in particular the loss of hundreds of eSpeed, Cantor Fitzgerald, L.P. and TradeSpark employees, the costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received and their related costs, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including trading volume and volatility, our pricing strategy and that of our competitors, our ability to develop new products and services, to enter new markets, to secure and maintain market share, to enter into marketing and strategic alliances, to hire new personnel, to expand the use of our electronic system, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve, and other factors that are discussed under "Risk Factors" in this Annual Report on Form 10-K. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto appearing elsewhere in this filing.

PART I

ITEM 1.    BUSINESS

OVERVIEW OF OUR BUSINESS

We are a leader in developing and deploying electronic marketplaces and related trading technology that offers traders access to the most liquid, efficient and neutral financial markets in the world. We provide an array of financial technology products which assist clients in managing market risk. We operate multiple buyer, multiple seller real-time electronic marketplaces for the global capital markets, including the world's largest government bond markets, the world's largest foreign exchange markets, and other financial marketplaces. Our suite of marketplace tools provides end-to-end transaction solutions for the purchase and sale of financial products over our global private network or via the Internet. Our neutral platform, reliable network, straight-through processing and proven solutions make us a trusted source for electronic trading at the world's largest fixed income and foreign exchange trading firms, major exchanges and leading equities trading firms in the world.

Our products enable market participants to transact business instantaneously, more effectively and at lower cost than with traditional markets and methods. Our systems were built to support multiple interactive marketplaces, in a completely neutral, efficient and real-time environment. In 2004, we processed approximately 5.5 million electronic transactions, totaling more than $43 trillion of transactional volume. Our clients include the largest fixed income, foreign exchange and equities trading firms and leading exchanges in the world. We have offices in the U.S., U.K., Canada and Asia that collectively can transact trading 24 hours a day, around the world. In the course of conducting their core businesses, our clients are required to manage substantial market risk. Night and day, they trust our solutions to assist them in this critical function. We believe we offer among the most robust, large-scale, instantaneous and reliable transaction processing systems in the world. Our global private network permits market participants to view information and execute transactions in milliseconds.

We are innovators. Our proprietary software provides an end-to-end solution, including unique front-end applications, customized order and trade input devices, proprietary transaction matching and processing engines, credit and risk management tools and back-office and clearance modules, enabling straight-through processing.

We commenced operations in March 1999 as a division of Cantor Fitzgerald Securities, a subsidiary of Cantor Fitzgerald, L.P. (Cantor). Our initial focus was the global government bond markets of the world, specifically U.S., Europe, Canada and Japan. Our relationships with Cantor, a leading financial services provider that offers an array of financial products and services in the equity, fixed income and foreign exchange capital markets, and recently with BGC Partners, L.P. (BGC), a partnership formed when Cantor began to reorganize in 2004 and a leading global interdealer broker to wholesale fixed income, interest rate, foreign exchange and derivative markets worldwide, have enabled us to become an innovator in what today we consider our core electronic marketplaces, the government bond markets of the world. Our goal is to offer an electronic trading platform for the full range of financial products currently traded in today's global capital markets, which includes wholesale fixed income, foreign exchange, futures, options and equities. We also leverage our electronic marketplace expertise and reputation to sell software products and services directly to participants in these marketplaces.

We are neutral in the financial markets. Our revenues consist primarily of fixed payments, transaction fees and licensing fees, and we market our services to clients, partners and prospects. We neither act as a participant in customer transactions, nor do we risk our own capital in transactions or extend credit to market participants.

Our objective is to be the leading provider of trading and market risk management technology and interactive marketplaces for the world's capital markets, where we believe there is a substantial opportunity for electronic trading. Specifically, we believe we are well-positioned to take advantage of the attractive opportunities currently presented throughout the fixed income, foreign exchange, futures, options and equities markets of the world. We believe that the scalability and extendibility of our eSpeed® suite of products enable us to enter new markets and distribute products and services more quickly, cost effectively and seamlessly than our competitors.

As a result of the terrorist attacks of September 11, 2001, our offices in the World Trade Center were destroyed and we lost 180 of our employees, including many members of our senior management (the September 11 Events). The loss of these assets and employees and the need to relocate our employees have negatively impacted our business. See "Risk Factors".

THE INDUSTRY

Historically, the trading of financial and nonfinancial products has been an inefficient process. Buying, selling or trading activity is traditionally effected through (1) a central physical location, like a trading pit or auction house, where market participants have to access the market through this central location or its members; (2) a bilateral arrangement between a buyer or seller; or (3) several layers of middlemen and salespersons who assist in handling orders. Each of these approaches is labor and time intensive, which adds to the direct and indirect cost of the product being bought or sold.

While traditional financial markets and methods facilitate trading, they have the following significant shortcomings: information leakage; limited direct access and, therefore, inefficient pricing; high transaction costs and slow execution due to the number of people involved in a voice transaction; significant expense incurred in manual processing, confirming and clearing processes; and compliance and regulatory risk associated with voice transactions and non-automated audit trails. In addition, traditional financial markets have difficulty in implementing program trading, especially programs designed to automatically and simultaneously execute multiple trades in different, but related products. Additional inefficiencies of traditional transaction execution include lack of real-time price information, small disparate groups of interested buyers and sellers, limited liquidity and problems associated with executing trades as market prices change. As more transactions occur and participants extend credit to each other, there are added risks to both buyers and sellers because of the lack of sophisticated risk management tools. After a buy or sell order is executed, there are the additional tasks of recording, accounting, tracking, delivering and financially settling the transaction. Each of these tasks, if done manually, can add potential cost and error to the process as additional participants or systems enter the transaction cycle.

Electronic marketplaces have emerged as effective means of conducting transactions and creating markets. In an electronic marketplace, substantially all of the participants' actions are facilitated through an electronic medium, such as a private electronic network or over the Internet, which reduces the need for actual face-to-face or voice-to-voice participant interaction to those functions where people provide the greatest value, reducing the inefficiencies inherent in a traditional market.

Electronic marketplaces have proven that the inefficiencies of traditional markets and methods effectively denied participants access to many potentially profitable trading opportunities. The elimination of these inefficiencies has opened access to these opportunities, increasing trading profits, investment returns and market volumes, and made possible creation of new financial products and strategies that have further contributed to increased market volumes. These increased trading volumes have in turn driven increased demand for newer, ever-more sophisticated financial technology products.

Many financial exchanges worldwide, including certain exchanges in the U.S., France, Germany, Japan, Sweden, Switzerland and the United Kingdom, are now partially or completely electronic. Various electronic marketplaces have been implemented to address the varied needs of the broad business-to-business initiatives, including marketplaces aimed at the procurement of finished goods or services, as well as neutral marketplaces for the trading of commodity or commodity-like goods. We believe the trading of most commodity-like products will require capabilities found in the financial markets, including real-time pricing, futures and other hedging capabilities and robust interactive trading. Additionally, we believe that in markets for less commoditized products, companies will benefit from liquidity, pricing and other services of our marketplace technology. Further, we believe companies will seek to outsource customized solutions for the electronic distribution of their products to avoid the difficulty and cost of developing and maintaining their own electronic solutions, and to improve the quality and reliability of these solutions.

OUR SOLUTION

Our electronic marketplace end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems, all accessible through our privately managed global high-speed data network and over the Internet. Because of the scale and adaptability of our system, our products have applications across a broad range of companies, industries and vertical marketplaces, including any global capital marketplace involving multiple buyers and multiple sellers. In addition, we license our software to provide a complete outsourced solution to our clients, enabling them to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, and request-for-quote capabilities. Our products enable market participants to transact business and manage market risk instantaneously, more effectively and at lower cost than traditional financial markets.

Our solution is built on three core principles: speed, simplicity and service. We provide products that are designed to be the market leader in terms of their speed of execution. Integral to our mission are solutions that are easy to understand and easy to use by our customers. Our clients trust our solutions to assist them in managing substantial market risk. We repay that trust with our focus on superior customer service across all facets of our business.

We expect to continue to improve our technology through additional investment in our core products, expanding into new markets and developing technology to improve our system and our trading environment. In 2004, we continued to upgrade our system, making it faster and easier to use, and we added new technology through acquisition. We also added sales staff to promote our products and hired experienced leaders at the executive level.

OUR MARKET FOCUS

Financial Markets

Wholesale fixed income.    The global fixed-income market is one of the largest securities markets in the world based on total bond issuance and the amount of debt outstanding. The Bond Market Association estimates that, in the U.S. alone, in 2004, total bond issuance was over $5 trillion and there were approximately $22 trillion of fixed income securities outstanding (excluding Asset-Backed Securities) with approximately $951 billion of volume traded daily. The Association also reports that in 2004 approximately $498 billion a day in trading took place among the primary dealers and their clients in the U.S. Treasury Market. We predict that over the next four years, the U.S. Treasury market will double in size, reaching nearly $1 trillion in average daily volume by the end of 2008.

Foreign exchange.    The trading of currencies in all monetary pairs represents the largest and fastest growing trading volume market in the world. The Bank for International Settlements has estimated the daily volume traded in the foreign exchange markets to have been $1.9 trillion as of April 2004, an increase of 57% since April 2001. Factors that have boosted turnover include globalization of firms' customers and suppliers, investors' interest in foreign exchange as an asset class alternative to equity and fixed income, the more active role of asset managers, and the growing importance of hedge funds.

Futures and options.    Futures and options trading is a leading financial activity throughout the world, with contracts traded on a wide variety of financial instruments, commodities and indexes. According to the Futures Industry Association, Inc., in 2004, over 1.6 billion futures and options contracts were traded in the U.S. futures and options markets. According to the Futures Industry Association, Inc., in 2004, over 8 billion futures and options contracts were traded in the global futures and options markets. According to the International Swaps and Derivatives Association, the global market for interest rate swaps, interest rate options and currency swaps had over $164 trillion in notional value outstanding as of the first half of 2004. There has been a significant move towards the conversion of traditional open outcry markets to electronic trading. Significant business opportunities have arisen for the provision of front-end risk management and routing solutions that provide access to electronic futures and options marketplaces. We believe that there is significant opportunity in the continued conversion of these markets to electronic networks, such as our own.

Equity order-routing.    In 2004, over $11.6 trillion was traded on the New York Stock Exchange and over $8.8 trillion was traded on the NASDAQ. In the international equity markets, $5.2 trillion was traded on the London Stock Exchange, $3.2 trillion was traded on the Tokyo Stock Exchange, $2.5 trillion was traded on Euronext, and $1.5 trillion was traded on the Deutsche Börse. Our order-routing system allows equity market participants multiple points of entry and simultaneous access to the world's largest exchanges, market makers and ECNs. By entering the market as a low-cost provider, we believe that there will be an incremental revenue opportunity within the equities marketplace.

Our Financial Markets Solution

Our products cover financial markets, including U.S. Treasury securities, European, Japanese and Canadian government bonds, equities, interest rate swaps, futures, options, foreign exchange, repurchase agreements, U.S. Agency securities, U.S. Treasury swaps, Euro bonds and basis trades. Cantor has historically been a major facilitator and, in some cases, provider of liquidity in numerous financial products through its offices in the U.S., Canada, Europe and Asia. In October 2004, Cantor Fitzgerald began to reorganize its global wholesale interdealer business and formed a separate partnership, BGC Partners, L.P. (BGC), that provides voice brokerage services to the wholesale fixed income, interest rate, foreign exchange and derivative markets worldwide. Our eSpeed® system provides the only electronic means of access to Cantor's and BGC's marketplaces. Through our alliance with Freedom International Brokerage (Freedom), eSpeed also powers the electronic platform of Freedom, the leading interdealer broker of Canadian fixed income and other capital markets products.

Our private electronic network for wholesale financial markets is connected to nearly all of the largest financial institutions worldwide. We have installed in the offices of our existing client base the technology infrastructure necessary to provide price information and trade execution on an instantaneous basis in a broad range of securities and financial instruments. We believe our eSpeed® portfolio of products enables us to introduce and distribute a broad mix of financial products and services quickly, efficiently, and at a lower cost than traditional methods.

With our financial technology, participants may either electronically execute trades themselves or call brokers, who then input trade orders into the market for them. In our fully-electronic trades, all stages of the trade occur electronically. The participant inputs buy or sell order instructions directly into our electronic trading system using our software, a web-browser or electronically through an application programming interface or other software. Our system provides to the participant on-screen confirmation that the participant's order has been accepted. The system normally responds to all orders in less than 300 milliseconds. Simultaneously, an electronic confirmation is sent to the participant's back office and risk system, enabling risk management capabilities and straight-through processing for the participant. A broker-assisted trade is executed in substantially the same manner as an electronic trade, except that the participant telephones a broker, who then inputs the participant's order into our electronic marketplace system. Our U.S. Government Securities and our spot foreign exchange marketplaces are fully-electronic marketplaces.

We see opportunities to expand our business by licensing our technology to other voice brokers and financial services firms in addition to BGC and Cantor, as well as to exchanges and other financial institutions.

eSPEED® PRODUCTS AND SERVICES

We organize our business into two main categories. First, we focus on the business lines that create a solid foundation on which we can build. Electronic trading of government bonds is the first building block in our foundation. Relationships with voice-brokerage trading firms such as BGC and Freedom, our strong intellectual property portfolio and Software Solutions services make up the remainder of our foundation businesses. Second, we look to areas of opportunity from which we expect to grow. We are focusing on generating increased volume in the program trading of U.S. Treasury securities, expanding further into the fully-electronic foreign exchange, futures, options and equities markets, and developing our relationships with voice brokers as well as innovative trading tools that enhance eSpeed's platform and attract traders to our screens.

Foundation Businesses:

Government Bonds

Currently, most of our revenues are derived from transactions in the government bond markets. These include United States, European, Canadian and Japanese government securities, primarily concentrated in U.S. Treasury securities. Our full-service eSpeed® system, combining all of our proprietary software and our global high-speed private network, currently operates in some of the largest and most complex government bond marketplaces in the world. It is designed to be extendible to any multiple-buyer, multiple-seller marketplace and can support massive liquidity and fluctuation in many markets. Our customers in these markets include the largest financial institutions in the world. These customers access our eSpeed® system primarily through our global high-speed private network. In addition, the system for these products is also available over the Internet. Our eSpeed® system enables us to operate what we believe is the only integrated network engaged in electronic trading in multiple products, marketplaces and market structures on a global basis and is a comprehensive platform providing volume, access, speed of execution and ease of use.

Voice-Assisted Trading

In 2001, we entered the Canadian fixed income market through our investment in and technology agreement with Freedom, the leading Canadian interdealer broker of fixed income products and other capital products. In October 2004, Cantor began to reorganize its interdealer business and formed BGC. BGC provides voice brokerage services to the wholesale fixed income, interest rate, foreign exchange and derivative markets worldwide.

Relationships with leading interdealer brokers like BGC and Freedom allow us to tap into the enormous opportunity in voice-brokered businesses in which less commoditized products are traded.

Through these relationships, we see opportunity to increase our presence in the world's voice-brokered markets, and in products like Treasury spreads, off-the-run Treasury securities, when-issued Treasury securities and U.S. Agency securities.

•	Treasury spreads are financial products that trade in relation to U.S. Treasury on-the-run benchmarks, the most recently issued Treasury securities that are the standard trading instruments in the bond market. A Treasury spread is derived from the price or yield difference between the security being traded and the benchmark.

•	Off-the-run securities are Treasury bonds and notes that were formerly on-the-run benchmarks but have been supplanted by more recently issued securities. When a new on-the-run benchmark is issued, the current on-the-run becomes an off-the-run.

•	When-issued U.S. Treasury securities represent new issues that will be created through the auction process and will become the new on-the-run benchmarks. A when-issued instrument has been authorized and may be traded although it has not yet been issued.

•	A U.S. Agency security is debt issued by a Government Sponsored Enterprise, such as FHLB, Freddie Mac, Fannie Mae, TVA and TAPS. U.S. Agencies pay interest and are believed to have little or no credit risk, although they are not backed by the U.S. Government.

•	Treasury Inflation Protection Securities (TIPS) are debt issued by the U.S. Treasury that offer protection against inflation because their principal and interest payments are linked to inflation.

Intellectual Property

We have a strong intellectual property portfolio, and we are committed to adding to its value as we continue to develop more proprietary technology, as well as to licensing our technology and defending and protecting our technology as a barrier to entry, from time to time through litigation. Our patents include the Wagner patent, which addresses automated futures trading, the Lawrence patent, which relates to the electronic trading of municipal bonds and electronic auctions of fixed income securities and interest rate products, and the "580" patent, which covers a system and method for auction-based trading of specialized items such as fixed income instruments. See "Our Intellectual Property." Certain of our intellectual property is the subject of litigation. See "Legal Proceedings."

With respect to our patents and other intellectual property, we have entered into long-term licensing agreements with the InterContinentalExchange, Inc. (ICE), the Chicago Mercantile Exchange, Inc. (CME), the Board of Trade of the City of Chicago (CBOT), the New York Mercantile Exchange (NYMEX) and the New York Board of Trade (NYBOT).

eSpeed Software SolutionsSM

eSpeed Software SolutionsSM leverages our global infrastructure, our software and systems, our portfolio of intellectual property and our electronic trading expertise to provide customers with electronic marketplaces and exchanges and real-time auctions, enhance debt issuance and to customize trading interfaces. eSpeed Software SolutionsSM takes advantage of the scalability, flexibility and functionality of our eSpeed® system to enable our clients to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network. Using eSpeed Software SolutionsSM, customers are able to develop a marketplace, trade with their customers, issue debt, trade odd lots, access program trading interfaces and access our network and our intellectual property.

In addition to long-term licensing agreements, we have signed Software Solutions agreements with a number of U.S. and international enterprises, including the World Bank and the Federal Home Loan Bank.

•	For the World Bank, eSpeed's trading engine and network connect the World Bank to its dealer clients anonymously through our Internet-based, real-time auction platform. This system was released in June 2003 and has handled over $7.2 billion of the World Bank's interest rate swap volume to date.

•	The Federal Home Loan Bank is a U.S. Government-sponsored enterprise and one of the largest issuers in the global short-term securities market. Our electronic auction-based technology has powered the Federal Home Loan Bank's primary discount note auctions since August 2002.

Growth Businesses:

Program Trading in the U.S. Treasury Market

In recent years, the growth of electronic trading in the U.S. Treasury market has contributed to an explosion in trading volume. We believe another wave of volume growth is beginning to be driven by program trading. Program trading, also known as "Black Box Trading," is the use of sophisticated computer programs to manage and automatically execute securities trades from mathematical and risk formulas and the relationships among various securities and markets. These trades tend to be in large volumes. eSpeed's trading platform is well-suited for this type of quantitative trading. We are enhancing our trading platform and system tools to accommodate the needs of program traders as well as new needs program trading creates among other market participants. As program trading becomes more wide-spread, we will be well positioned to capture the increase in volumes in the market and the growth in trading.

Trading of Other Fully-Electronic Financial Products

We have identified major opportunities to leverage our position in the global government bond markets into a variety of other key financial markets. For example, in 2003, we rolled out technology for trading in foreign exchange, equities and order routing in the futures markets. In 2004, we focused on growing these businesses by adding dedicated, experienced sales professionals to focus on these products.

Foreign Exchange     Launched in the summer of 2004, our foreign exchange (FX) product uses a unique model that allows the introduction of a central counterparty through Continuous Linked Settlement (CLS®) to eliminate the customer's substantial intra-day settlement risk of traditional inter-bank settlement methods. We have created a completely anonymous platform that provides professional traders with access to wholesale market prices. At the same time, our foreign exchange product offers competitive quotes and introduces the added feature of work-up to the foreign exchange marketplace. This product offers global, scalable and real-time trading in all major CLS® currencies, includingU.S. Dollars, Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Swiss Francs and Scandinavian spot currencies.

Futures    In December 2002, we entered into an agreement with the CBOT to distribute futures products through our eSpeed® system, providing customers with the ability to trade both cash and futures in one neutral, fully-electronic marketplace. By routing CBOT futures trades over our existing eSpeed® network and providing front-end integration to our clients, cash traders and the CBOT's futures traders have direct, instantaneous access to both markets. In January 2004, our eSpeed® system was fully integrated into the CBOT and EUREX, giving users of both exchanges direct access through eSpeed's platform. This combination of the cash and futures markets is a significant advantage to all traders using eSpeed's front end. This integration extends eSpeed's exposure and access to additional U.S. and European traders and has the potential to create greater crossover transactions between the cash and futures markets. In December 2004, under the agreement with NYBOT, we became the sole owner of the Cantor Financial Futures Exchange and the Commodity Futures Clearing Corporation of New York. Additionally, we agreed that NYBOT will provide processing services for futures contracts or options on futures contracts listed on the Cantor Financial Futures Exchange or other exchanges designated by us. In October 2004, we acquired United Kingdom-based

ITSEcco Holdings Limited and its subsidiaries (ECCO), a highly specialized software developer focused on the financial markets. ECCO provides a user interface for futures trading execution that will facilitate the integration of futures trading with the eSpeed platform.

Equities    In November 2003, we moved into the equities market with the launch of eSpeed Equities, an order routing system for the institutional equities market. eSpeed Equities provides an order-routing and execution platform that affords equity market participants multiple points of entry and simultaneous electronic access to the world's largest exchanges, market makers and ECNs.

Trading of Voice-Assisted Financial Products

As our voice-broker customers such as BGC and Freedom grow their businesses, adding more brokers and higher trading volumes, we see increased opportunities to serve the voice-assisted category in such U.S. Treasury products such as Treasury spreads, off-the-run Treasury securities, when-issued Treasury securities, U.S. Agency securities and TIPs.

In addition, our voice-broker customers are providing opportunities to enter new markets for voice-brokered products, such as interest rate swaps. Launched in Europe in December 2003, our interest rate swaps product provides an electronic solution for voice-assisted trading of benchmark one-year to 10-year U.S. dollar- and Euro-denominated products, which are the most high-volume, commodity-like products in the swaps market. By providing straight-through processing and targeting the inter-bank market only, we have created a market where the largest banks can do business with each other without volume or credit limitations.

OUR STRATEGY

Our objective is to be the world's leading provider of interactive electronic marketplaces and related software solutions to a broad range of financial marketplaces. Our strategy includes the following key elements:

Address pricing issues in our core U.S. Treasury products

We plan to improve upon on our position as a pioneer and innovator in electronic trading of U.S. Treasury securities through improvements to our platform and product offerings for current and future customers. In recent months, we have removed the Price Improvement feature from our trading platform in response to requests of clients, thereby reducing the effective variable cost of transacting on our eSpeed network. We negotiated new pricing arrangements with our largest customers for U.S. Treasury products that provide a greater share of fixed payments versus variable commissions, thus creating incentives for more trading volume. Our goal is to maximize trading volumes and related revenues as we respond to customer demands on our platform.

Expand system functionality and develop new products, software and services for our existing financial markets

We plan to continue to expand the types of financial and other products traded in our marketplaces, both in the United States and abroad. We are focused on fixed income, foreign exchange, equities and futures. For example, we believe that our foreign exchange product has the potential to transform the foreign exchange market by increasing efficiency. We plan, over time, to seek to serve additional marketplaces that can benefit from more efficient, centralized, electronic trading facilities. Our goal is to include in our electronic marketplaces the full range of the most commodity-like financial products that are currently traded in today's capital markets worldwide. We believe we are well positioned to leverage the significant costs and efforts that have been incurred developing our eSpeed® system to create electronic markets in a wide range of such financial products.

Develop and enhance voice-assisted marketplaces

In markets that are less commodity-based, we have developed relationships with voice brokers, including BGC, Freedom and others to provide voice-assisted brokerage services to their marketplaces. We plan to capitalize on and develop these relationships to increase our presence in the world's voice-brokered markets by incentivizing voice brokers to use our electronic system for multiple products and in additional products such as Treasury spreads, off-the-run Treasury securities, when issued Treasury securities, U.S. Agency securities and TIPs.

License our software to provide a broad range of market participants with an outsourced eSpeed
Software Solution for distribution of their products

Through our Software Solutions division, we plan to continue to capitalize on our global infrastructure, intellectual property and electronic trading expertise to provide a complete outsourced solution to our clients to enable them to access exchanges and electronic markets and distribute their branded products to their customers through online offerings, auctions, including private and reverse auctions, and direct dealing capabilities and customized trading interfaces. Our sales force is focused on licensing our eSpeed Software Solutions technology to existing and new clients worldwide.

Leverage our intellectual property portfolio

We have a strong intellectual property portfolio and are committed to developing, maintaining and protecting our existing portfolio and developing and protecting new enhancements, products and inventions. We have entered into long-term licensing agreements with respect to our intellectual property with a number of customers and exchanges and, from time to time, are engaged in legal action to protect or defend our intellectual property. See "Legal Proceedings". We plan to continue our strategy of developing, maintaining and protecting these existing and new technologies. Our strategy may also include licensing such intellectual property for royalties, joint venturing with other marketplaces or exchanges or exclusively using patents in our marketplaces.

Expand electronic foreign exchange marketplace

Our foreign exchange product is an anonymous, neutral, real time, instantaneous electronic trading system with liquidity, depth and narrow bid/ask spreads. We plan to leverage our technology and customer arrangements to add increased liquidity and trading clients to this marketplace. In 2004, we hired an experienced sales team and continue to invest in our foreign exchange platform.

Capitalize on expected market growth from "Black Box" proprietary trading by expanding trading and products in this marketplace

Many of our customers and other firms are adding program or "Black Box" automated trading to their operations to manage portfolios and automatically execute trades. We plan to further develop software and services to add new methods to continue to make our system faster and easier for these automated traders to use. We plan to position our technology and service of our eSpeed platform to provide products and services that will capitalize on this market change and growth.

Pursue strategic alliances and acquisitions

We are continually exploring opportunities to maximize stockholder value by expanding our vertical markets and generating future growth, including through any one or more acquisitions, strategic alliances, customer agreements, joint ventures, private placements, reorganizations and recapitalizations. We are seeking to enter into joint ventures customer agreements, and other strategic alliances to create liquidity in new and existing product markets, to develop and enhance technology offerings and services, to utilize our patents in such arrangements and to attract new participants to trade products in those markets. We have employed this strategy in our alliance with Freedom and in our other ventures, as well as in our acquisition of ECCO and our relationship with BGC, and will consider additional strategic opportunities in the coming periods.

Emphasize fundamental principles through dedication to customer service

We have recognized that our foundation and growth business objectives cannot be achieved without continuous focus on our fundamental principles of speed, simplicity and service. To put these principles in practice, we continue to explore opportunities and dedicate resources to strong customer service. We have hired an experience sales team and are dedicated to providing timely and effective service to customers, responding to and anticipating customer needs and requests and making our platform more user-friendly. We plan to continue to dedicate our time and effort to these principles.

TECHNOLOGY

Our eSpeed® system is accessible to our clients through (1) our proprietary front-end trading software, (2) our application programming interface (API), which is a dedicated software library linking our clients' networks to our system, (3) the Web, via a browser interface or Java application, and (4) software developed in alliances with independent software vendors. Our system runs on large-scale hardware located in data centers in the U.S. and the U.K. and is distributed either over our multiple-path global network or via the Internet through links to multiple global Internet service providers.

Our electronic marketplaces operate on a technology platform and network that emphasize scalability, performance, adaptability and reliability. Our technology platform consists of:

•	our proprietary, internally developed real-time global network distribution system;

•	our proprietary transaction processing software, which includes interactive matching auction engines, fully integrated credit and risk management systems, pricing engines, analytics and associated middle and back-office operations systems; and

•	customized inventory distribution and auction protocols designed to be used by our clients and partners in their distribution and trading systems and client interfaces ranging from Windows, Java, UNIX, our proprietary API and proprietary vendor access.

Together, these components enable our clients to effect transactions in real-time, with straight-through processing.

Network distribution system

Our eSpeed® system contains a proprietary hub-and-spoke digital network. This network uses Cisco Systems' network architecture, and we have Cisco-certified engineers on-site. Our network's high-speed points of presence comprise the major business centers of the world, including New York, London, Tokyo, Milan, Chicago, Los Angeles and Toronto. Altogether, we manage 24 hubs linked by over 50,000 miles of cable, over 500 Cisco network devices and more than 900 high-capacity Sun Microsystems and Hewitt Packard servers located in data centers in London and Rochelle Park, New Jersey that are able to process over 150 transactions per second, per instrument or product. The redundant structure of our system provides multiple backup paths and re-routing of data transmission if one spoke of a hub fails. We believe we operate one of the largest and most robust interactive trading network distribution systems currently in operation, with the substantial majority of our personnel dedicated to our trading technology and committed to developing new products.

Our trading system accepts orders and postings and distributes responses, generally in under 300 milliseconds. We estimate that our network is currently running at approximately 15% of capacity over a 24-hour period.

In addition to our own network system, we also receive and distribute secure trading information from clients using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global clients.

Transaction processing software

Our software applications have been developed internally and are central to the success of our eSpeed® system. Our auction and trading engines operate in real time, facilitating efficient interaction between buyers and sellers. Our credit and risk management systems monitor and regulate these buyers and sellers. Our pricing engines provide prices for illiquid financial products derived from multiple trades in other related financial instruments. These critical applications work together seamlessly and are supported by middle- and back-office software that verifies, confirms, reports, stores, tracks and, if applicable, enables the settlement of each transaction. Our transaction processing software includes verification mechanisms at various stages of the execution process, which result in significantly reduced manual intervention, decreased probability of erroneous trades and more accurate execution for clients.

eSpeed® auction and transaction engines

Our auction and transaction engines use Interactive MatchingSM, our proprietary rules-based method, to process in excess of 150 transactions per second per auction, instrument or product. These engines were developed to support trading in the largest capital markets in the world, such as government bonds and futures contracts, and the more diverse, fragmented and database intensive markets, such as U.S. municipal bonds (with over 1.7 million different issues), corporate bonds and Eurobonds. These transaction engines are designed to be modular and flexible to allow modification in order to apply them to other markets and auction types. In Europe, for example, we have added a component that allows us to process transactions and auctions in multiple currencies simultaneously. Our transaction engines have embedded security features and an added messaging layer, via our proprietary API, to provide security from unauthorized use. In addition, we use encryption to protect our clients that transact business over the Internet.

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

eSpeed Credit MasterSM credit and risk management systems

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

eSpeed Name Give-Up MatrixSM - credit monitoring

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

eSpeed® pricing engines and analytics

We have developed a number of analytical software tools that permit us to price products that trade in less liquid markets and for which current pricing information is not readily available. For example, our TOPS system is a computer application that enables us to link multiple markets, offer prices and create and enhance marketplaces for products that have limited liquidity. In our financial markets, TOPS currently uses data from existing cash and futures markets to calculate pricing for transactions where no market prices currently exist, thereby facilitating liquidity. These multi-variable trades are extremely difficult to execute in voice-based markets due to their complexity and the slow speed of manual execution.

eSpeed® middle- and back-office applications

Our middle- and back-office applications support clearance, settlement, tracking and reporting of trades and provide links to outside clearing entities. For example, in the financial markets, we outsource our fulfillment services to Cantor and Freedom (for Canadian markets), where both parties to a trade send either cash or securities to Cantor or Freedom and Cantor or Freedom settles the trade and sends each party the cash or securities due. Our reporting and accounting systems are designed to track and record all charges and commissions for a trade. Our eSpeed® system and products automate previously paper and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of many of our clients' back offices and enabling straight-through processing.

OUR CLIENTS

Our clients in our financial markets include banks, dealers, brokers, professional trading firms, futures commission merchants and other professional market participants and other financial institutions. We are a trusted source for electronic trading at the world's largest fixed income and foreign exchange trading firms and major exchanges. Other than Cantor and BGC, no client of ours accounts for more than 10% of our revenues.

We provide access to the electronic marketplaces and brokerage-related services supported by our eSpeed® system. We expect that a portion of our clients who use voice brokers will migrate to fully-electronic access over the coming years or will use our voice-assisted brokerage services. We also expect to add clients for eSpeed Software SolutionsSM from the financial markets. In addition, we intend to build relationships with new clients, including traditional competitors of Cantor and BGC. We further intend to provide third parties with the infrastructure, including systems administration, internal network support and operations and disaster recovery services, that is critical to providing fully-electronic marketplaces in a wide variety of products.

PRICING POLICIES

In the third quarter 2004, we announced a strategic shift in our pricing strategy that increases the component of fixed pricing and reduces the percentage of variable pricing in contracts with our largest bank and investment bank clients. Throughout the second half of 2004 and into 2005, we have worked with these clients to create customized pricing arrangements that would lower their marginal cost of trading on the eSpeed platform, and encourage greater market participation with respect to our U.S. Treasury business. We believe that this will result in less variable market volumes.

Pursuant to certain transaction fee agreements with our largest customers, our customers receive brokerage services for the electronic arrangement and execution of financial transactions for a variety of fixed income securities. These agreements typically provide for payment by each customer of a fixed quarterly payment, product-specific transaction fees based on the aggregate notional value of securities bought or sold by the customer (and which for some customers are structured to reduce the marginal cost of executing trades as such customer's trading volume increases) and exchange fees and costs. The initial terms of these agreements typically last between one and four years, with provision for automatic annual renewal unless elected otherwise by either party. In addition, we have engaged in some arrangements with certain participants on our FX trading platform to provide for revenue sharing with such certain participants at certain trading volumes.

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

In 2004, we made a committed effort to expand our management team, including hiring Kevin Foley as President, Paul Saltzman as Chief Operating Officer, Jay Ryan as Interim Chief Financial Officer and Stephen Bookbinder as Global Head of Sales.

SOFTWARE DEVELOPMENT

We devote substantial efforts to the development and improvement of our electronic marketplaces and licensed software products. We work with our clients to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. We employ 341 technology professionals.

One of our technology team's main objectives is to develop new products and services in order to provide superior electronic marketplace solutions to our clients. We also focus our efforts on enhancing our Internet interfaces to facilitate real-time markets and comply with the standard Internet security protocol and future security protocols in order to capitalize on the development of new commercial marketplaces. We are continuing to develop new marketplaces and products using our internally developed application software.

COMPETITION

The development and operation of electronic marketplaces are evolving. Because our business is driven by a number of different products, we face different levels of competition with respect to each market and product. As a result, competition in these marketplaces is currently fragmented. We face competition from a number of different sources varying in size, business objectives and strategy, some of which are larger than we are and have greater financial resources.

Although we do not believe that there is another fully integrated, multi-asset platform offering electronic trading across futures, FX, fixed income and equities, there are a number of competitors in each of those markets. Our current and prospective competitors are numerous and include interdealer brokerage firms, multi-dealer trading companies, technology companies and market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity business-to-business Internet-based trading systems. BrokerTec Global, a global electronic bond trading platform owned by ICAP, an interdealer broker in the financial markets, is a significant competitor for us in electronic trading of government securities.

In foreign exchange, we compete with EBS and Reuters, as well as a number of smaller electronic trading platforms. The futures market has a number of different order-routing and ISV solutions for electronic trading, including Trading Technologies and other providers. We believe that we may also face competition from large computer software companies, media and technology companies and some securities brokerage firms that are currently our clients.

The electronic marketplace solutions we provide to our clients enable them to expand the range of services they provide to their ultimate customers to trade across multiple marketplaces. We do not intend to use the access to the customer base of our clients that we obtain in providing our electronic marketplace solutions to compete with these clients in other product transactions. We believe our electronic marketplaces compete primarily on the basis of speed, functionality, efficiency, price, system stability and ability to provide market participants with access to liquidity. We also believe that the time and expense required to develop technology and create electronic marketplaces will serve as significant barriers to entry for our competitors.

OUR INTELLECTUAL PROPERTY

We have adopted a comprehensive intellectual property program to protect our proprietary technology. We currently have licenses covering six of Cantor's patents in the U.S. Three patents relate to a system and method for auction-based trading of specialized items such as fixed income instruments. Two patents relate to a fixed income portfolio index processor. One patent relates to a system for shared remote access of multiple application programs by one or more computers. Foreign counterpart applications for some of these U.S. patents have been filed. The licenses are exclusive, except in the event that we do not seek to or are unable to provide to Cantor any requested services covered by the patents and Cantor elects not to require us to do so.

In April 2001, we purchased the Wagner Patent, which addresses automated futures trading and provides for bids and offers to be placed and matched electronically. In August 2002, we and Electronic Trading Systems Corporation (ETS), the former owner of the Wagner Patent, entered into a Settlement Agreement with the CME and the CBOT to resolve litigation with CME and CBOT related to the Wagner Patent. Under the terms of the Settlement Agreement, CME and the CBOT will each pay $15.0 million to eSpeed for a license, for a total of $30.0 million. Each $15.0 million payment includes $5.0 million, which was received in 2002, and $2.0 million per year until 2007. Of the $30.0 million to be received by eSpeed, $5.75 million may be paid to ETS. On March 29, 2002, we entered into a long-term licensing agreement with IntercontinentalExchange, Inc. (ICE), granting use of our Wagner Patent to ICE. Under the terms of the agreement, ICE will pay an annual royalty of $2.0 million per year, of which 12% is paid to ETS. ICE will also pay to us $0.10 for each contract that participants submit to the electronic futures exchange for trading, or $0.20 for each contract contained in matched trades on the electronic futures exchange. The ICE agreement will remain in effect until February 7, 2007, or for the duration of the life of the patent, unless certain conditions are not met. In December 2002, we entered into an agreement with the CBOT to distribute futures products over our eSpeed® system. In December 2003, we entered into a Settlement Agreement with the NYMEX to resolve litigation with NYMEX related to the Wagner Patent. Under the terms of the Agreement, in exchange for a license, NYMEX agreed to pay us $8.0 million in annual installments of $2.0 million, beginning in December 2003 and concluding in 2006. Of the $8.0 million to be received by eSpeed under the NYMEX settlement, $1.2 million may be paid to ETS. The patent involves automated futures trading systems in which transactions are completed by computerized matching of bids and offers of futures contracts on an electronic platform.

In July 2004, we and the NYBOT renegotiated an agreement (the Agreement) that originated between Cantor Fitzgerald and the New York Cotton Exchange in 1997. As part of the Agreement, which expires in 2017, all previous agreements between NYBOT/New York Clearing Corporation companies and CantorFitzgerald/eSpeed companies have been terminated. As a result of the Agreement, we are the sole owner of the Cantor Financial Futures Exchange and the Commodity Futures Clearing Corporation of New York. Additionally, we have agreed with NYBOT that NYBOT will provide processing services for futures contracts or options on futures contracts listed on the Cantor Financial Futures Exchange or other exchange designated by us. Under the terms of the

Agreement, NYBOT will pay $5.5 million to us; $2.5 million was paid in July 2004, with three annual installments of $1.0 million year (or $3.0 million) payable until 2007.

In July 2001, we purchased a patent, the Lawrence Patent, which relates to a computer-implemented municipal bond trading system having a capability to conduct a private electronic auction of bid wanteds between a central broker's broker and multiple prospective remote bidders. The Lawrence Patent enables traders to respond more quickly and profitably, enabling the broker quickly to consummate a satisfactory sale for a selling trader.

In May 2003, Cantor Fitzgerald was granted U.S. Patent No. 6,560,580 for an Automated Auction Control Processor. The 580 Patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments, which promote fast and reliable trade execution, market liquidity and transparency, as well as fairness and neutrality in trading procedures. The patent, which was issued on May 6, 2003, expires in 2016. We are the exclusive licensee of the patent. This patent is the subject of litigation. See "Item 3. Legal Proceedings."

We also have an agreement to license several pending U.S. patent applications relating to various other aspects of our electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations, and have received patents that have issued from some of those applications.

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

EMPLOYEES

As of December 31, 2004, we had 400 employees, six of whom are our executive officers. None of these employees is represented by a union. We believe that we have good relations with our employees.

WEBSITE ACCESS TO REPORTS

Our Internet website address is www.espeed.com. Through our Internet website, we make available the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934. Our Proxy Statements for our Annual Meetings are also available through our Internet website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating us and our business.

RISKS RELATED TO OUR BUSINESS

We may incur losses in the future.

While we were profitable in the year 2004, as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased hiring of sales and other personnel, we may incur losses in the future.

Our revenues and profitability may be adversely affected by changes in the U.S. Treasury markets and a reduction in our market share in the U.S. Treasury markets.

Our business is highly dependent upon the volume of bonds being traded through our eSpeed® system. We believe that we have historically been a leader in the U.S. Treasury benchmark market,

and our revenues are concentrated in this business. Because our business is highly concentrated in the government bond markets of the world, particularly U.S. Treasuries, our business, revenues and profitability could be adversely impacted by various factors, including Treasury market share declines and interest rate volatility, as well as competition within the marketplace. In the past several quarters, our market share in the U.S. Treasury market has declined, resulting in a material adverse impact on our revenues and profitability. If such market share continues to decline, our revenues and profitability would continue to be adversely affected.

If we do not expand the use of our electronic systems, or if our clients do not use our marketplaces or services, our revenues and profitability will be adversely affected.

The success of our business plan depends, in part, on our ability to maintain and expand the network of trading firms, dealers, banks and other financial institutions that use our interactive electronic marketplaces. This is particularly important in the early years of a new marketplace where we are attempting to attract a critical mass of participants. We cannot assure you that we will be able to continue to expand our marketplaces, or that we will be able to retain the current participants in our marketplaces. Although some of our agreements with market participants require certain minimum payments, none of our agreements with market participants require them to use our electronic marketplaces.

If we experience low trading volume in products, our revenues and profitability could suffer.

We have experienced significant fluctuations in the aggregate trading volume of products being traded in our marketplaces. We expect that fluctuations in the trading volume of products traded in our marketplaces will occur in the future from time to time and have a direct impact on our future operating results. This may cause significant fluctuations in our revenues and profitability when the trading volumes are low.

Our revenues and profitability could be limited or otherwise adversely affected by pricing plans relating to commissions and fees on our trading platform and removal of Price Improvement technology.

We negotiate from time to time with our largest customers to enter into new customized pricing plans, each of which includes a fixed monthly fee component and a variable fee per trade component. In certain of these new transaction fee plans, the aggregate amount of transaction fees payable by a broker-dealer client for certain products is capped on a monthly, quarterly or annual basis. Currently, several of our broker-dealer clients have selected the pricing plan that includes the fee cap. While the fee cap is designed to encourage our broker-dealer clients to be more active on our electronic trading platform, the fee cap limits the maximum amount of commissions payable to us by certain of our most active broker-dealer clients, which could limit our revenues and constrain our profitability. In December 2004, we removed the Price Improvement technology from our trading platform. As a result, we have experienced, and may continue to experience, reductions in our revenues and profitability as a result of this decision.

If we are unable to enter into additional marketing and strategic alliances or our current or future strategic alliances are not successful, we may not generate increased trading in our electronic marketplaces.

We expect to continue to enter into strategic alliances with other market participants, such as retail brokers, exchanges, market makers, consortia, clearinghouses, major market participants and technology companies, in order to increase client access to and use of our electronic marketplaces. We cannot assure you that we will be able to continue to enter into these strategic alliances on terms that are favorable to us, or at all. In addition, we cannot assure you that our current or future strategic alliances will be successful. The success of our current and future relationships will depend on the amount of increased trading in our electronic marketplaces and the liquidity generated therein. These arrangements may not generate the expected number of new clients or increased trading volume we are seeking.

If Cantor or we are unable to protect the intellectual property rights we license from Cantor or own, our ability to operate electronic marketplaces may be materially adversely affected.

Our business is highly dependent on proprietary technology and other intellectual property rights. We license some of our patented technology from Cantor. The license arrangement is exclusive, except in the event that (1) we are unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require us to do so, or we are unable to provide such services or (2) we do not exercise our right of first refusal to provide to Cantor or its affiliates electronic brokerage services with respect to a marketplace, in which case Cantor retains a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. We cannot guarantee that the concepts which are the subject of the patents and patent applications covered by the license from Cantor or that we own are patentable or that issued patents are or will be valid and enforceable. Where patents are granted in the U.S., we can give no assurance that equivalent patents will be granted in Europe or elsewhere, as a result of differences in local laws affecting patentability and validity. Moreover, we cannot guarantee that Cantor's issued patents or our issued patents are valid and enforceable, or that third parties competing or intending to compete with us will not infringe any of these patents. Despite precautions we or Cantor has taken or may take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to monitor unauthorized use of our proprietary technology and intellectual property rights. We cannot assure you that the steps we have taken will prevent misappropriation of our technology or intellectual property rights.

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

We have had to resort to costly litigation to protect and defend certain of our intellectual property rights; some rulings to date have not been in our favor.

We are currently involved in costly litigation to protect and defend certain of our intellectual property rights and may be subject to such litigation in the future. Some rulings to date have not been in our favor. See "Legal Proceedings." We may have to continue to resort to litigation to protect our intellectual property, determine the validity and scope of the proprietary rights of others or defend ourselves from claims of invalidity or unenforceability. We may incur substantial costs and diversion of resources as a result of litigation, even if we win. In the event we do not win, we may have to pay the attorneys' fees and costs of the other party. We may also have to expend resources to modify existing products or lose opportunities to generate potential future revenues or create future barriers to entry. The outcome of these cases may result in an adverse financial impact on our business, including a charge to earnings as a result of impairment of our intellectual property or payments, required by any adverse decision or loss of intellectual property. Such results may be unpredictable and may from time to time have a material impact on our financial conditions, results of operations or cash flows in a given period.

If we infringe on the intellectual property of others, we could become involved in costly litigation and suffer adverse results.

Intellectual property rights of third parties may have an important bearing on our ability to offer certain of our products and services. We cannot assure you that we are or will be aware of all patents or copyrights containing claims that may pose a risk of infringement by our products and services. We are currently defending a patent infringement claim. See "Legal Proceedings." In addition, patent applications in the U.S. are generally confidential until a patent is issued. As a result, we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to pay damages, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing on the patent claims, which could limit the manner in which we conduct our operations, adversely affect our market share, lead to increased competition in the marketplaces in which we provide our products and otherwise have a material impact on our financial condition, results of operations or cash flows in a given period. Defense and litigation of third-party infringement claims against us, with or without merit, have been and may continue to be costly to us.

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

We have been named in a purported class action litigation, the defense of which is likely to be costly.

In the first quarter of 2005, we were named in a number of purported class action complaints against us and Cantor and certain affiliated entities, as well as two of our executive officers, Howard Lutnick and Lee Amaitis that was purportedly filed on behalf of all persons who purchased the securities of eSpeed from August 12, 2003 to July 1, 2004, alleging that we made "material false positive statements during the class period" and violated certain provisions of the U.S. Securities Exchange Act of 1934, as amended, and certain rules and regulations thereunder. See "Legal Proceedings." Defending ourselves from these purported class action claims is likely to be costly. Although we believe such claims are without merit, outcomes are unpredictable and an adverse decision could have a material impact on our financial condition, results of operations and cash flows in a given period.

Due to intense competition, our market share and financial performance have suffered and may continue to suffer.

The electronic trading and Internet-based financial services markets are highly competitive, and many of our competitors are more established and have greater financial resources than us. We expect that competition will intensify in the future. Many of our competitors also have greater market presence, financial, engineering and marketing capabilities and technological and personnel resources than we do. As a result, as compared to us, our competitors may:

•	develop and expand their network infrastructures and service offerings more efficiently or more quickly;

•	adapt more swiftly to new or emerging technologies and changes in client requirements;

•	take advantage of acquisitions and other opportunities more effectively;

•	devote greater resources to the marketing and sale of their products and services;

•	aggressively reduce their pricing to enter into or expand their market share to build client relationships in market segments in which we have significant market share today; and

•	leverage relationships with clients and strategic partners more effectively or exploit more recognized brand names to market and sell their services.

Our current and prospective competitors are numerous and include interdealer brokerage firms, multi-dealer trading companies, technology companies and market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity business-to-business Internet-based trading systems. BrokerTec Global, a global electronic bond trading platform, owned by ICAP, an interdealer broker in the financial markets, is a significant competitor for us in electronic trading of government securities. In foreign exchange, we compete with EBS and Reuters, as well as a number of smaller electronic trading platforms. The futures market has a number of different order-routing and ISV solutions for electronic trading, including Trading Technologies and other providers. We believe that we may also face competition from large computer software companies, media and technology companies and some securities brokerage firms that are currently our clients.

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

To successfully execute our business plan, we must build awareness and understanding of our electronic marketplace services, software products, brands and the adaptability of our electronic marketplaces. In order to build this awareness, our marketing efforts must succeed and we must provide high quality services. These efforts may require us to incur significant expenses. We cannot assure you that our marketing efforts will be successful or that the allocation of funds to these marketing efforts will be the most effective use of those funds.

Our current office space is temporary, and our planned move to a new headquarters might significantly impact and disrupt our operations.

Since the destruction of our previous headquarters in the World Trade Center, our corporate headquarters has been located in office space provided by Cantor and rented on a short-term lease. As the number of our employees has continued to grow, our current office space is no longer adequate. We anticipate beginning the relocation of our principal executive offices to 110 East 59th Street, New York, New York at the end of the first quarter of 2005. Such move will likely be expensive, require significant employee resources and be potentially disruptive to our operations. We cannot assure you that such disruptions would not have a material adverse impact on our financial condition, results of operations or cash flows. See "Properties."

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

We operate in a rapidly evolving business environment. If we are unable to adapt our business effectively to keep pace with these changes, our ability to succeed will be adversely affected.

The pace of change in our market is extremely rapid. Operating in such a rapidly-changing business environment involves a high degree of risk. Our ability to succeed will depend on our ability to adapt effectively to these changing market conditions.

If we are unable to keep up with rapid technological changes, we may not be able to compete effectively.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our proprietary software, network distribution systems and technologies. Our business environment is characterized by rapid technological changes, changes in use and client requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technology and systems obsolete. Our success will depend, in part, on our ability to:

•	develop, license and defend intellectual property useful in our business;

•	enhance our existing services;

•	develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective clients; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

We cannot assure you that we will be able to respond in a timely manner to changing market conditions or client requirements. The development of proprietary electronic trading technology entails significant technical, financial and business risks. Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify, adapt and defend our technology. We cannot assure you that we will successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to client requirements or emerging industry standard, or that we will be able to successfully defend any challenges to any technology we develop.

The events of September 11, 2001 have had and may continue to have an adverse effect on our business.

Our losses

Our previous headquarters were in the World Trade Center. As a result of the September 11 Events, our offices in the World Trade Center were destroyed, and we lost approximately 180 of our employees, including many members of our senior management. The destruction of our assets, the loss of all those employees, including product development personnel, and the need to relocate the surviving employees have negatively impacted our business. In addition, although we still have redundancy of our system, we now have two data centers instead of the three that we had prior to the September 11 Events.

Cantor's losses

Cantor and TradeSpark lost an aggregate of 478 employees and critical equipment and systems as a result of the September 11 Events. Cantor also lost its headquarters. Such losses have negatively impacted our revenues and may continue to adversely impact our revenues in the future since, among other things, Cantor is not currently trading many of the financial products its voice brokers historically traded using our eSpeed® system. In addition, the loss of Cantor's assets and brokers will negatively affect our strategy to convert certain of the products that those brokers were trading in voice-assisted transactions to products that are traded fully-electronically over our eSpeed® system, or to provide electronic trading serviced to such voice brokers.

If we were to lose the services of members of management and employees who possess specialized market knowledge and technology skills, we may not be able to manage our operations effectively or develop new electronic marketplaces.

Our future success depends, in significant part, on the continued service of Howard Lutnick, our Chairman and Chief Executive Officer, Lee Amaitis, our Vice Chairman, Kevin Foley, our President, Paul Saltzman, our Chief Operating Officer, and our other executive officers and managers and sales and technical personnel who possess extensive knowledge and technology skills in our markets. We cannot assure you that we would be able to find an appropriate replacement for Mr. Lutnick or other executive officers if the need should arise. Any loss or interruption of Mr. Lutnick's services could result in our inability to manage our operations effectively and/or develop new electronic marketplaces. Although we have entered into employment agreements with Messrs. Foley and Saltzman, we have not entered into employment agreements with any of our other executive officers or other personnel, including Mr. Lutnick or Mr. Amaitis. Although we have obtained $15 million in "key person" life insurance on the life of Mr. Lutnick, we do not have "key person" life insurance policies on any of our other executive officers or personnel. Mr. Foley and Mr. Saltzman, while solely employees of eSpeed, are also partners of Cantor. All of the other members of our senior management team are also officers, partners or key employees of Cantor or BGC. As a result, they dedicate only a portion of their professional efforts to our business and operations. We cannot assure you that the time these persons devote to our business and operations in the future will be adequate and that we will not experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. We intend to strive to provide high quality services that will allow us to establish and maintain long-term relationships with our clients. Our ability to do so will depend, in large part, upon the individual employees who represent us in our dealings with clients. The market for qualified programmers, technicians and sales persons is extremely competitive and has grown more so in recent periods as electronic commerce has experienced growth. We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel.

If the strength of the dollar against the currencies in which we pay expenses continues to decline, our profitability could suffer.

Because our business is global, dramatic changes in currency rates can impact our results. For example, the British Pound has appreciated significantly since the third quarter of 2003. Significant downward movements in the U.S. Dollar against currencies in which we pay expenses may have an adverse impact on our financial results if we do not have an equivalent amount of income denominated in the same currency.

If adverse economic and political conditions occur, substantial declines in the U.S. and global financial services markets may result and our results of operations and profitability could suffer.

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume and turnover. These events could have a material adverse effect on our results and profitability. These factors include:

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

We cannot assure you that we will be able to integrate successfully any operations, personnel, services or products that might be acquired in the future, and our failure to do so could adversely affect our revenues and profitability.

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

If we or our affiliates fail to comply with any of these laws, rules or regulations, we or our affiliates may be subject to censure, fines, cease-and-desist orders, suspension of our business, suspensions of personnel or other sanctions, including revocation of registration as a broker-dealer. Changes in laws or regulations or in governmental policies could have a material adverse effect on the conduct of our business. These agencies have broad powers to investigate and enforce compliance and punish non-compliance with their rules and regulations. We cannot assure you that we and/or our directors, officers and employees will be able to fully comply with, and will not be subject to, claims or actions by these agencies.

The products and services we offer through our electronic marketplaces are likely to be regulated by federal, state and foreign governments. Our ability to provide such services will be affected by these regulations. In addition, as we expand our business to other financial markets, it is likely that we will be subject to additional federal, state and foreign regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs or cause the development of affected markets to become impractical.

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

The market price of our Class A common stock has fluctuated widely since our initial public offering and may continue to fluctuate widely, depending upon many factors, including our actual results of operations and perceived prospects and the prospects of the financial marketplaces in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts' recommendations or projections, seasonality, changes in general valuations for companies in our business segment, changes in general economic or market conditions and broad market fluctuations.

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

We have registered under the Securities Act 30,000,000 shares of our Class A common stock, which are reserved for issuance upon exercise of options, restricted stock and other incentive compensation granted under our incentive compensation plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. In addition, we have registered under the Securities Act 425,000 shares of our Class A common stock issuable under our stock purchase plan. We also will be issuing new shares of our Class A common stock in connection with our matching program for our 401(k) plan. The maximum number of new shares we will be issuing in connection with our 401(k) plan is $3,000 worth per employee per year.

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

For the year ended December 31, 2004, we had repurchased an aggregate of 2.9 million shares of our Class A common stock for a total of $31.9 million. The reacquired shares have been designated treasury shares and will be used for general corporate purposes. As of December 31, 2004, our Board of Directors had authorized the repurchase of up to an additional $87.6 million of our outstanding Class A common stock. From January 1, 2005 to March 14, 2005 we had repurchased an additional 676,000 shares of our outstanding Class A common stock for an aggregate purchase price of $5.8 million. We will consider making additional stock repurchases in 2005.

RISKS RELATED TO OUR RELATIONSHIP WITH CANTOR, BGC AND THEIR
RESPECTIVE AFFILIATES

Because we continue to depend on Cantor's and BGC's business, events which adversely affect Cantor's or BGC's business, including a sale, dissolution, liquidation or winding-up of Cantor or BGC, may have a material adverse effect on our revenues and profitability.

Since inception, we have recognized a significant portion of our revenues in connection with our relationship with Cantor and its affiliates, including BGC, which was formed in October 2004. Consequently, our business was adversely affected by the effect of the September 11 Events on Cantor's business. See "Risk Factors — The events of September 11, 2001 have had and may continue to have an adverse effect on our business." In addition, any other future events which adversely affect Cantor's or BGC's business or operating results, including a sale, dissolution, liquidation or winding-up of all or a material portion of Cantor's or BGC's business, could have a material adverse effect on our most significant source of revenues. We also are a general creditor of Cantor and BGC to the extent that there are transaction revenues and software solutions fees owing to us from those entities. Events that adversely affect Cantor's or BGC's financial position and its ability to remit to us our share of transaction revenues and software solutions fees could have a material adverse effect on our revenues and profitability.

Conflicts of interest and competition with Cantor and BGC may arise.

Various conflicts of interest between us and Cantor or BGC may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. Four of our directors and a majority of our officers also serve as directors, officers and/or partners of Cantor or BGC and/or their respective affiliates. Simultaneous service as an eSpeed director or officer and service as a director or officer, or status as a partner, of Cantor or BGC could create or appear to create potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor or BGC. Mr. Lutnick, our Chairman and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor and indirectly of BGC. As a result, Mr. Lutnick controls Cantor and BGC. Cantor owns shares of our Class A common stock and Class B common stock representing approximately 88% of the Total Voting Power of our capital stock. Similarly, our Vice Chairman, Lee Amaitis, is the Chairman and Chief Executive Officer of BGC. Although all related party transactions between eSpeed and Cantor, BGC and related entities are approved by our Audit Committee, Mr. Lutnick's simultaneous service as our Chairman and Chief Executive Officer and his control of Cantor and BGC as well as Mr. Amaitis' simultaneous service with us and BGC could create or appear to create potential conflicts of interest when Mr. Lutnick or Mr. Amaitis is faced with decisions that could have varying implications for us and for Cantor and BGC.

Our relationship with Cantor and BGC results in agreements that are not the result of arm's-length negotiations. As a result, the prices charged to us or by us for services provided under agreements with Cantor or BGC may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be more or less favorable to us than those that we could have negotiated with third parties. However, transactions between us and Cantor, BGC and/or their other affiliates are subject to the approval of a majority of our independent directors. In addition, Cantor can compete with us under certain circumstances.

Because our Joint Services Agreement with Cantor and its affiliates has a perpetual term and contains non-competition provisions and restrictions on our ability to pursue strategic transactions, this agreement may become burdensome to our business.

Although Cantor and BGC have agreed, subject to certain conditions, not to compete with us in providing electronic brokerage services, Cantor and BGC are currently engaged in securities transaction and other financial instruments execution and processing operations and other activities that are related to the electronic trading services we provide. Our Joint Services Agreement obligates us to perform technology support and other services for Cantor and its affiliates at cost, whether or not related to our electronic brokerage services, sets forth the ongoing revenue sharing arrangements between Cantor and its affiliates and us and subjects us and Cantor and its affiliates to non-competition obligations. The Joint Services Agreement precludes us from entering into lines of business in which Cantor now or in the future may engage, or providing, or assisting any third party in providing, voice-assisted brokerage services, clearance, settlement and fulfillment services and related services, except under limited circumstances. Although we believe neither Cantor nor BGC has plans to form, acquire or commence any other operations similar to ours, the Joint Services Agreement permits Cantor and its affiliates to perform, in limited circumstances, electronic brokerage operations. In addition, the Joint Services Agreement imposes limitations on our ability to pursue strategic alliances, joint ventures, partnerships, business combinations, acquisitions and similar transactions. Because the Joint Services Agreement has a perpetual term, even in the event of a breach by one of the parties, and does not provide for modification under its terms, this agreement may become burdensome for us, may distract us from focusing on our internal operations, may deter or discourage a takeover of our company and may limit our ability to expand our operations.

Because agreements between us and Cantor and BGC are not the result of arm's-length negotiations, we may receive lower service fees from, and pay higher service fees to, Cantor and BGC than we would with respect to third party service providers.

In connection with the formation transactions, we entered into Assignment and Assumption Agreements, an Administrative Services Agreement, a Joint Services Agreement and several other agreements with Cantor relating to the provision of services to each other and third parties, which agreements have been amended and revised from time to time, including agreements with respect to BGC. These agreements are not the result of arm's-length negotiations because Cantor controls us. As a result, the prices charged to us or by us for services provided under the agreements may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be generally less favorable to us than those that we could have negotiated with third parties.

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

Our reputation may be affected by actions taken by Cantor or BGC and entities that are related to Cantor or BGC.

Cantor and BGC are currently our most significant clients. Cantor holds direct and indirect ownership and management interests in numerous other entities that engage in a broad range of financial services and securities-related activities. Actions taken by, and events involving, Cantor, BGC or these related companies which are perceived negatively by the securities markets, or the public generally, could have a material adverse effect on our business, financial position, cash flows or operations or could affect the price of our Class A common stock. In addition, events that negatively affect the financial condition of Cantor or BGC may negatively affect us. These events could cause Cantor or BGC to lose clients that may trade in our marketplaces, could impair Cantor's or BGC's ability to perform its obligations under the Joint Services Agreement, the Administrative Services Agreement and other agreements Cantor or BGC enters into with us and could cause Cantor or BGC to liquidate investments, including by selling or otherwise transferring shares of our common stock.

If we become subject to litigation and other legal proceedings, we may be harmed.

From time to time, we and Cantor or BGC may become involved in litigation and other legal proceedings relating to claims arising from our and their operations in the normal course of business. We cannot assure you that these or other litigation or legal proceedings will not materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us. See "Legal Proceedings."

RISKS RELATED TO ELECTRONIC MARKETPLACES

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

We expect the secure transmission of confidential information over public networks to be a critical element of our operations. Our networks and those of our third-party service providers, including Cantor and BGC and associated clearing corporations, and our clients may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations, which could make our clients hesitant to use our electronic marketplaces. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Because the voting control of our common stock is concentrated among the holders of our Class B common stock, the market price of our Class A common stock may be adversely affected by disparate voting rights.

As of March 8, 2005, Cantor beneficially owned approximately 88% of the combined voting power of all classes of our voting stock. As long as Cantor beneficially owns a majority of the combined voting power of our common stock, it will have the ability, without the consent of the public stockholders, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change in control of our company. In certain circumstances, the shares of our Class B common stock issued to Cantor upon consummation of the formation transactions may be transferred without conversion to our Class A common stock.

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

ITEM 2.    PROPERTIES

We have offices in the U.S., U.K. and Asia. Our principal executive offices are located at 135 East 57th Street, New York, New York. We currently occupy space subleased by Cantor on a short-term basis. We paid Cantor approximately $1.1 million in 2004 for the use of this space and we expect to pay approximately $0.2 million for use of this space during the first quarter of 2005. During the first quarter of 2005, we will began the relocation of our principal executive office to 110 East 59th Street, New York, New York. Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the 16 year term of the lease for such space. For 2005, such rental expense is anticipated to be approximately $1.2 million. Our largest presence outside of the New York metropolitan area is in London, where we have the right to use approximately 15,000 square feet of Cantor's existing office space. Our right to use this space expires at the earlier of (1) the time that Cantor's lease expires in 2016 or (2) when Cantor ceases to be an affiliate of ours and Cantor asks us to vacate. We pay Cantor rent expense of approximately $1.6 million annually for use of this space. Additionally, we occupy approximately 24,000 square feet of space in our concurrent computing center in Rochelle Park, New Jersey. We incur rent expense to Cantor for approximately $0.7 million annually for the use of the Rochelle Park space. We occupy approximately 70 square feet of space in our office in Singapore. We pay Cantor rent expense of approximately $2,000 annually for the use of the Singapore space.

ITEM 3.    LEGAL PROCEEDINGS

By Statement of Claim dated October 8, 2002, Municipal Partners, LLC (MPLLC) commenced an arbitration before the NASD against Cantor Fitzgerald Partners and Howard Lutnick (the Arbitration). Although MPLLC did not name eSpeed as a respondent in the Arbitration, MPLLC seeks, among other things, (i) a declaration that the License and Service Agreement dated January 30, 2002, between MPLLC and eSpeed is null and void and (ii) an order directing eSpeed to reimburse MPLLC for certain costs. Cantor sued to prevent the arbitration and have the dispute resolved in Court. On October 7, 2004, the First Department affirmed the lower court's decision denying Cantor's motion to stay the arbitration.

On February 7, 2005, MPLLC was granted permission to amend its claims to seek damages arising from eSpeed's direction to third parties to shut off certain circuits used by MPLLC after notice to MPLLC. Cantor and eSpeed sought to stay arbitration of the amended claims. The trial court denied the stay; an application for an interim panel stay is returnable before the Appellate Division on March 18, 2005. The parties have concluded discovery on the original claims. The hearing on the merits is scheduled to begin March 28, 2005. Cantor and Lutnick have applied to postpone those hearing dates to allow for discovery on the amended claims.

By Summons and Complaint dated October 30, 2002, eSpeed commenced an action in New York State Supreme Court against MPLLC seeking, among other things, payment for services rendered pursuant to the License and Service Agreement and payment for eSpeed's share of certain electronic revenues of MPLLC. The parties submitted to non-binding mediation in March 2003. Although the parties engaged in informal negotiations of a resolution to the dispute after the mediation, the parties thereafter resumed the litigation. On April 1, 2004, MPLLC filed an amended Answer and Counterclaim. On May 25, 2004, eSpeed filed its reply to MPLLC's Counterclaim. Since that time, the parties have engaged in some discovery but discovery has now been stayed pending the hearing of the arbitration above. No trial date has yet been scheduled.

In June 2003, we filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, BrokerTec), in the United States District Court for the District of Delaware. The parties thereafter agreed to substitute the defendant OM AB Technology for defendant OM AB and dismiss claims against BrokerTec Global, L.L.C. By Order dated September 13, 2004, ICAP was dismissed as a defendant. The suit centers on BrokerTec's and Garban's alleged infringement of U.S. Patent No. 6,560,580 issued on May 6, 2003, which expires in 2016, with respect to which eSpeed is the exclusive licensee. The patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments.

A jury trial began on February 7, 2005. In a pre-trial ruling on February 7, 2005, the U.S. District Court in Delaware ruled that BrokerTec Global did not infringe our 580 Patent. On February 22, 2005, a jury found that Garban GTN and BrokerTec USA did infringe our 580 Patent but that there was a deficiency in the application which led to the 580 Patent, finding that we "failed to provide adequate written description of each and every element recited" in certain claims of the 580 Patent. We are currently awaiting entry of final judgment on the jury findings by the court following expected post-trial motions, as well as a judgment on an inequitable conduct claim against eSpeed. The Court's rulings could lead to a judgment of invalidity on a portion of the claims set forth in the patent and, in the event of an adverse judgment on inequitable conduct, a judgment of unenforceability with respect to some or all claims. We expect to appeal certain rulings to the U.S. Court of Appeals for the Federal Circuit. No schedule has yet been set for briefing of post-trial motions or on issues of unenforceability. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

In August 2003, Trading Technologies International, Inc. (TT) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed and continue to infringe U.S. Patent No. 6,766,304 which issued on July 20, 2004 and U.S. Patent 6,772,132 which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude us from making, selling, and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that we had not raised a substantial question concerning the validity or infringement of the patents but that TT had not proved that it would suffer irreparable harm absent an injunction. On March 9, 2005, we filed a motion for leave to file an amended Answer and Counterclaim to TT's Complaint. The Counterclaim seeks a declaratory judgment seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. A trial date for this case has not yet been set. If TT ultimately prevails in this litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

In the first quarter of 2005, we were named as a defendant in a number of purported class action complaints against eSpeed, Cantor Fitzgerald, L.P. and certain affiliated entities, as well as two of our executive officers, Howard Lutnick and Lee Amaitis, on behalf of all persons who purchased the securities of eSpeed from August 12, 2003, to July 1, 2004, alleging that we made "material false positive statements during the class period" and violated certain provisions of the U.S. Securities Exchange Act of 1934, as amended, and certain rules and regulations thereunder. We believe the lawsuit is without merit.

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

The votes with respect to the election of directors were cast in the following manner:

NAME	FOR	WITHHELD
	(Number of Votes)
Howard W. Lutnick	256,485,056	10,189,183
Lee M. Amaitis	255,953,328	10,720,911
Kevin Foley	255,997,950	10,676,289
John H. Dalton	264,922,867	1,751,372
William J. Moran	263,623,038	3,051,201
Henry Morris	254,854,800	11,819,439
Albert M. Weis	262,918,070	3,756,169

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Class A Common Stock

Our Class A common stock is traded on the Nasdaq National Market under the symbol "ESPD." For each quarter of the prior two years and through March 8, 2005, the high and low sales prices for our Class A common stock, as reported by Nasdaq, were as follows:

	HIGH	LOW
2003
First Quarter	$19.20	$9.33
Second Quarter	$20.00	$11.44
Third Quarter	$26.55	$16.54
Fourth Quarter	$28.24	$21.42

2004
First Quarter	$25.17	$18.28
Second Quarter	$22.09	$16.59
Third Quarter	$17.73	$8.55
Fourth Quarter	$13.10	$9.12

2005
First Quarter (through March 8, 2005)	$12.58	$8.13

On March 8, 2005, the last reported closing price of our Class A common stock on the Nasdaq National Market was $8.84 and there were 497 holders of record of our Class A common stock and two holders of record of our Class B common stock.

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

Stock Repurchases

The following table details our share repurchase activity during the fourth quarter of 2004, including the total number of shares of Class A common stock purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced plans and the approximate dollar value that may yet be purchased under these plans.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Shares Purchased as Part of Publicly Announced Plans	(d) Value of Shares that May Yet Be Purchased Under the Plans
October 1 to October 31, 2004	230,100	$9.24	230,100	$87.6 million

On August 5, 2004, the Company's board of directors authorized the repurchase of up to $100 million of outstanding Class A common stock, to replace the remaining $20.5 million authorized from the prior plan. As of December 31, 2004 approximately $87.6 million from this plan was available for further share repurchases. For the year end December 31, 2004, we had repurchased an aggregate of 2.9 million shares of our Class A common stock for a total of $31.9 million. The reacquired shares have been designated treasury shares and will be used for general corporate purposes. From January 1, 2005 to March 14, 2005, we repurchased an additional 676,000 shares of our outstanding Class A common stock for an aggregate purchase price of $5.8 million. We will consider making additional stock repurchases in 2005.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2004. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Total revenues	$166,509	$156,615	$139,238	$124,969	$91,027

Expenses:
Compensation and employee benefits	40,671	36,114	36,499	53,437	53,963
Occupancy and equipment:
Amortization of software development costs & other intangibles	16,235	12,902	9,027	4,310	1,679
Other occupancy and equipment	25,202	23,733	19,173	25,717	19,882
Professional and consulting fees	5,594	3,519	5,658	10,568	13,036
Asset impairment charges	6,268	—	—	—	—
Communications and client networks	6,487	6,714	6,335	8,109	4,589
Marketing	1,442	1,454	4,778	4,355	8,285
Administrative fees to related parties	13,228	10,442	9,134	9,798	6,524
Amortization of business partner and non-employee securities (1)	856	2,167	2,059	1,223	32,041
Loss on unconsolidated investments	—	—	950	3,834	—
Provision for September 11 Events (2)	—	—	(1,200)	13,323	—
Other	8,219	6,334	4,380	8,091	9,684
Total operating expenses	124,202	103,379	96,793	142,765	149,683

Income (loss) before income taxes	42,307	53,236	42,445	(17,796)	(58,656)

Income tax provision	16,457	17,140	479	531	406

Net income (loss)	$25,850	$36,096	$41,966	$(18,327)	$(59,062)

Per share data:
Basic earnings (loss) per share	$0.47	$0.65	$0.76	$(0.34)	$(1.15)

Diluted earnings (loss) per share	$0.46	$0.63	$0.74	$(0.34)	$(1.15)

Basic weighted average shares of common stock outstanding	54,978	55,345	54,991	54,297	51,483

Diluted weighted average shares of common stock outstanding	56,318	57,499	56,784	54,297	51,483

Cash and cash equivalents	$209,688	$228,500	$187,999	$159,899	$122,164
Total assets	$310,133	$297,568	$252,711	$210,741	$155,122
Total liabilities	$39,919	$25,883	$34,256	$37,559	$22,864
Total stockholders' equity	$270,214	$271,685	$218,455	$173,182	$132,258

(1)	See "Item 8. Financial Statements and Supplementary Data, Note 11."

(2)	See "Item 8. Financial Statements and Supplementary Data, Note 3."

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For a description and overview of our business, the industry, products and strategy, please see Item 1. Business.

Fiscal 2004 was a transitional year for us as we experienced major changes to our core U.S. Treasury business, expanded and strengthened our senior management team and grew our sales force.

We consider the trading of U.S. Treasury securities to be both a foundation for our company and an area for growth. During 2004, we encountered a competitive pricing environment and experienced an erosion of our market position leading to lower than expected revenues. We proactively addressed our pricing structure on a client-by-client basis by offering tailored and flexible pricing solutions that focused on lowering the customers' marginal cost of trading on our eSpeed system. These solutions included a combination of variable and fixed commissions. We offered many of our largest bank and investment bank customers larger fixed fee/less variable pricing components, which we expect will result in increases to volumes traded on the eSpeed platform while reducing the sensitivity of our revenues to changes in market volumes. We expect to complete the renegotiation of our client agreements by the end of the first quarter 2005.

We also improved our client service. In January 2005, we announced the strategic decision to remove Price Improvement (PI) from our technology platform. We expect to experience a revenue reduction in the short-term; we believe the long-term expected benefit of increased market volumes should result in increased revenues.

We expanded and strengthened our senior management team. During 2004, we added Kevin Foley as President, Paul Saltzman as Chief Operating Officer and senior sales personnel. This management depth enabled our team to increase their one-on-one focus with more customers and addressing their needs.

We augmented our focus on new product sales and product technology rollouts. New product sales included the early-stage growth of our FX product. We offer a unique trading platform that provides FX spot traders what we believe is a better way to trade. We believe we offer the only truly neutral, anonymous, multiple buyer/multiple seller wholesale electronic market. We offer immediacy, and provide an order driven marketplace where participants can place bids and offers. To create and grow our FX business, we hired an experienced and dedicated sales team. Applying our unique business model, our broad client relationships and our proprietary technology, we created significant spot FX liquidity on the eSpeed platform. Although we are still in the early stages, we are encouraged by our progress. For example, for the fourth quarter 2004, we reported fully-electronic volume for new products, which consisted mostly of FX, was up 32 percent compared to the third quarter 2004.

In August 2004, Cantor began to reorganize its global inter-dealer voice brokerage business into a new partnership, BGC. BGC's mandate is to re-establish voice brokerage operations in the U.S. and expand its Europe and Asian operations. We provide technology support and services that make BGC more competitive, and we earn a share of BGC's revenues.

In October 2004, we acquired ECCO. ECCO has designed and built strategically important products that we believe will complement and extend our offerings to our clients. ECCO's experience and knowledge is specific to the front-end order routing business and the futures market. See Note 6 of notes to our consolidated financial statements for further details.

We remain a leading innovator in the provision of financial technology. In 2004, we devoted significant energy to the development of new and proprietary methods and technologies that we expect to incorporate in new products and product enhancements in 2005 and beyond. We target our innovation to create new opportunities for our clients to gain trading advantage and increase trading profits and to meet new client needs that are generated by the rapid pace of change in their businesses. We believe that such continued delivery of new technologies that add value to our clients will create for us additional trading volume, new revenue opportunities and barriers against competition.

We expect that in 2005 we will begin to see the positive effects of the changes we implemented in 2004. Our core U.S. Treasury business is positioned for solid cash generation and growth, and we are optimistic that our foreign exchange business will expand and add value to us throughout the year. We are confident that we have the best team in place to execute our strategy.

In 2004, we increased expenses as a direct result of an increase in headcount. In sales, we continued to expand our sales force to support our growth efforts in the U.S. Treasury and foreign exchange markets. We also increased the number of IT employees. We may further increase expenses in 2005 as we see revenue growth and additional opportunities. Additionally, we may continue to repurchase our Class A common shares opportunistically during 2005.

Critical Accounting Policies

The following discussion is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. Actual results may differ from our estimates and judgments as a result of the occurrence of future events or changes in conditions that affected our estimates or judgments.

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.

Insurance coverage

We have insurance coverage for both property and casualty losses and for business interruption through our Administrative Services Agreement with Cantor.

On September 11, 2001, we were entitled to property and casualty insurance coverage of up to $40.0 million under the Administrative Services Agreement with Cantor. Cantor received property and casualty insurance payments related to the September 11 Events totaling $45.0 million in 2001. As a result of the September 11 Events, we had fixed assets with a book value of approximately $17.8 million that were destroyed. We have recovered these losses through $20.5 million of property insurance proceeds remitted from Cantor and, as such, we have not recorded a net loss related to the destruction of our fixed assets. The basis for this allocation was the book value of the assets destroyed ($17.8 million) plus the difference of the cost of assets replaced through December 31, 2001, over the depreciated value of assets destroyed.

During the year ended December 31, 2002, Cantor received $40.0 million of insurance proceeds pursuant to business interruption insurance coverage, of which $12.8 million was allocated to us. Such amount was received from Cantor and recognized as income in our consolidated statement of operations. This allocation was based on an analysis prepared by an independent consultant.

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. Under the Administrative Services Agreement with Cantor, we will be entitled to up to an additional $19.5 million of these proceeds as replacement assets are purchased in the future and surpass the initial payment of $20.5 million, depending on the ultimate replacement cost of the assets destroyed. The basis of this additional $19.5 million of proceeds is the property and casualty coverage of $40.0 million less the $20.5 million already received. As we have already received proceeds in excess of the book value of the destroyed assets, any future allocations will result in a gain. However, we cannot currently estimate the amount or timing of any such gain, and accordingly, no gains on replacement of fixed assets have been recorded during 2004.

We estimate that we have replaced assets with an aggregate cost of approximately $15.3 million. We expect to incur significant costs in relation to the replacement of fixed assets lost on September 11, 2001 when we build our permanent infrastructure and move into our new headquarters.

Related party transactions

We share revenues with Cantor, BGC, TradeSpark, Freedom, MPLLC and CO2e. In addition, we provide technology support services to Cantor, BGC, TradeSpark, Freedom, MPLLC and CO2e, and Cantor provides administrative services to us.

Since Cantor holds a controlling interest in us, and holds a significant interest in BGC and Freedom, such transactions among and between us and Cantor, BGC and Freedom are on a basis which might not be replicated if such services or revenue sharing arrangements were between, or among, unrelated parties.

We recognize Software Solutions fees from related parties based on the allocated portion of our costs of providing services to our related parties. Such allocation of costs requires us to make estimates and judgments as to the equitable distribution of such costs. In addition, we receive administrative services from Cantor, for which we pay a fee based on Cantor's good faith determination of an equitable allocation of the costs of providing such services. There is no assurance that we could realize such revenues, or obtain services at such costs, if we had to replicate such arrangements with unrelated parties.

Patents

Intangible assets consist of purchased patents, costs incurred in connection with the filing and registration of patents and the costs to defend and enforce our rights under patents. The costs of acquired patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized costs related to the filing of patents are generally amortized on a straight-line basis over a period not to exceed three years. The costs to defend and enforce our rights under these patents consist primarily of external litigation costs related to the pursuit of patent infringement lawsuits by us, and consist of fees for outside attorneys, technology experts and litigation support services. These costs are capitalized when such costs serve to enhance the value of the related patent, and are amortized over the remaining life of such patent. Should it be determined that the capitalized costs no longer serve to enhance the value of the respective patent, such as a situation in which our patent is held to be invalid, these capitalized costs would be expensed in the period in which such determination was made. We believe the inherent value of the patents exceeds their carrying value. However, if the rights afforded us under the patents are not enforced or the patents do not provide the competitive advantages that we anticipated at the time of purchase, we may have to write-down the patents, and such charges could be substantial. See Notes 5 and 9 of notes to consolidated financial statements for further discussion.

Capitalized software costs

We capitalize the direct costs of employees who are engaged in creating software for internal use. This treatment requires us to estimate the portion of employees' efforts, which directly produce new software, including design, coding, and installation and testing activities, or provide additional functionality to existing software.

In our judgment, these employee-related costs serve to create or enhance valuable software. Our current policy is to capitalize these costs and amortize them over their estimated economic useful life of three years on a straight-line basis. We expense maintenance and other costs that we are unable to capitalize under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The capitalized costs incurred to produce the software are ultimately deemed to exceed the benefit that the software provides, we may have to write-down the capitalized software costs, and such charges could be substantial.

Goodwill and purchased intangible assets

We review goodwill and purchased intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other

Intangible Assets. Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of the technology acquired. We may be required to record an impairment charge to write down an asset to its realizable value. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. Goodwill is no longer amortized, but instead is subject to periodic testing for impairment. We will review goodwill for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Goodwill impairment is determined using a two-step approach. The first step of the goodwill test compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that difference.

Determining the fair value of intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk adjusted discount rates, future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates

Business partner securities

We enter into transactions with business partners in which we issue certain equity instruments, the value of which, in part, is dependent on the value of our publicly traded Class A common stock. Such business partner securities include options and warrants to purchase shares of our Class A common stock, as well as preferred shares convertible into shares of our Class A common stock.

The value of these business partner securities issued establishes either the basis of assets acquired in exchange for the instruments, or an expense, which is, or will be, recognized in conjunction with the issuance.

We utilize estimates and judgment in establishing the fair value of these business partner securities in the absence of a ready market for such instruments. Options and warrants are valued using an option pricing model which requires us to make assumptions as to future interest rates, price volatility of our Class A common stock, future dividends and the expected life of the option or warrant being valued. We believe that our assumptions used in the valuation of the instruments are reasonable. However, changes in the assumptions could result in differing valuations of the options, warrants or preferred shares that, in turn, would change the basis of assets acquired or expense recognized.

Income taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Estimates and judgment are required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

RESULTS OF OPERATIONS

Revenues

The following table sets forth our revenues for the periods indicated:

	Year Ended December 31, 2004	Percentage of Total Revenues	Year Ended December 31, 2003	Percentage of Total Revenues	Year Ended December 31, 2002	Percentage of Total Revenues
	(dollars in thousands)
Transaction revenues with related parties
Fully electronic transactions	$108,033	64.9%	$110,015	70.2%	$88,039	63.3%
Voice-assisted brokerage transactions	22,125	13.3%	19,505	12.5%	17,552	12.6%
Screen-assisted open outcry transactions	846	0.5%	538	0.3%	190	0.1%

Total transaction revenues with related parties	131,004	78.7%	130,058	83.0%	105,781	76.0%
Software Solution fees from related parties	18,642	11.2%	15,124	9.7%	13,207	9.5%
Software Solutions and licensing fees from unrelated parties	13,418	8.1%	9,125	5.8%	4,512	3.2%
Business interruption insurance proceeds	0	—	—	—	12,833	9.2%
Interest income	3,445	2.0%	2,308	1.5%	2,905	2.1%
Total Revenues	166,509	100.0%	$156,615	100.0%	$139,238	100.0%

Revenues – Comparison of the years ended December 31, 2004 and 2003

Transaction revenues with related parties

Transaction revenues with related parties for 2004 were $131.0 million compared to $130.1 million in 2003. There were 250 trading days in both years. Transaction revenues per trading day increased by $4,000, or 1%, to $524,000 for 2004 from $520,000 for 2003. Volumes transacted on our trading system increased by $690 billion (approximately $0.7 trillion), or 2%, to $43,231 billion (approximately $43.2 trillion) for 2004 from $42,541 billion (approximately $42.5 trillion) for 2003. During 2004, fully-electronic and voice-assisted transactions contributed 82% and 17% of our transaction revenues, respectively, compared to 84.6% and 15%, respectively, in 2003.

Fully-electronic revenues for 2004 of $108.0 decreased slightly from $110.0 in 2003. During 2004, we encountered a competitive pricing environment in U.S Treasury trading that led to the erosion of our market position and declining revenues. This decline in market position was partially offset by an increase in U.S. Treasury volume of 14%, or $124.4 trillion in 2004 from $108.8 trillion in 2003.

Voice-assisted revenues for 2004 of $22.1 million increased 13% from $19.5 million in 2003. The increase was primarily due to BGC's investment and expansion in the voice brokerage business.

Our revenues are highly dependent on transaction volume in the global financial product markets. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. In addition, a significant amount of our revenues is currently received in connection with our relationship with Cantor and BGC.

Software Solutions fees from related parties

Software Solutions fees from related parties for 2004 were $18.6 million compared to $15.1 million in 2003, an increase of 23%. This increase resulted from an increase in demand for our support services from Cantor and the growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for 2004 were $13.4 million compared to $9.1 million in 2003, a 47% increase, due primarily to licensing fees earned as part of the Wagner Patent settlement agreement with CBOT, CME, NYMEX, and NYBOT and our licensing agreement with ICE. We anticipate that as we license our software and patents to additional market participants, our revenues from Software Solutions and licensing fees from unrelated parties will continue to grow. See Note 5 of notes to consolidated financial statements for further discussion.

Interest income

For 2004, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 1.3% compared to 1.0% in 2003. As a result of the increase in the weighted average interest rate and average balances between years, we generated interest income of $3.4 million for 2004 compared to $2.3 million for 2003, an increase of 48%.

Revenues – Comparison of the years ended December 31, 2003 and 2002

Transaction revenues with related parties

Transaction revenues with related parties for 2003 were $130.1 million, an increase of 23% compared to $105.8 million for 2002. There were 250 trading days in both years. Transaction revenues per trading day increased by $97,000, or 23%, from $423,000 for 2002 to $520,000 for 2003. Volumes transacted on our system increased by $7,484 billion (approximately $7.5 trillion), or 21%, from $35,057 billion (approximately $35.0 trillion) for 2002 to $42,541 billion (approximately $42.5 trillion) for 2003. This increase resulted primarily from favorable market conditions in the United States and in Europe, where market fluctuations drove increases in our product volumes and transaction counts, as well as continued adoption of our new software enhancements. For 2003, 85% of our transaction revenues were generated from fully-electronic transactions compared to 83% in 2002.

Software Solutions fees from related parties

Software Solutions fees from related parties for 2003 were $15.1 million compared to $13.2 million for 2002, an increase of 14%. This increase resulted from an increase in demand for our support services from Cantor.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for 2003 were $9.1 million compared to $4.5 million in 2002, a 102% increase, due primarily to licensing fees earned from Intercontinental Exchange for use of the Wagner Patent and licensing fees earned as part of the Wagner Patent settlement agreements, as more fully described in Note 5 of our consolidated financial statements.

Business interruption insurance proceeds from parent

In 2002, we recognized $12.8 million as our portion of the $40.0 million business interruption insurance recovery received by Cantor following the September 11 Events. There was no such revenue in 2003.

Interest income

For 2003, the blended weighted average interest rate on overnight reverse repurchase agreements and tax-free municipal bonds was 1.0% as compared to a 1.7% weighted average interest rate on overnight reverse repurchase agreements for 2002. As a result of the decrease in the average interest rate, partially offset by an increase in average balances between periods, we generated interest income of $2.3 million for 2003 compared to $2.9 million for 2002, a decrease of 21%.

Expenses

The following table sets forth our expenses for the periods indicated:

	Year Ended December 31, 2004	Percentage of Total Expenses	Year Ended December 31, 2003	Percentage of Total Expenses	Year Ended December 31, 2002	Percentage of Total Expenses
	(dollars in thousands)
Compensation and employee benefits	$40,671	32.7%	$36,114	34.9%	$36,499	37.7%
Amortization of software development costs & other intangibles	16,235	13.1%	12,902	12.5%	9,027	9.3%
Occupancy and equipment	25,202	20.3%	23,733	23.0%	19,173	19.8%
Professional and consulting fees	5,594	4.5%	3,519	3.4%	5,658	5.8%
Asset impairment charges	6,268	5.0%	—	—	—	—
Communications and client networks	6,487	5.2%	6,714	6.5%	6,335	6.5%
Marketing	1,442	1.2%	1,454	1.4%	4,778	4.9%
Administrative fees paid to related parties	13,228	10.7%	10,442	10.1%	9,134	9.4%
Amortization of business partner and non-employee securities	856	0.7%	2,167	2.1%	2,059	2.1%
Loss on unconsolidated investments	—	—	—	—	950	1.0%
Provision for September 11 Events	—	—	—	—	(1,200)	-1.2%
Other	8,219	6.6%	6,334	6.1%	4,380	4.5%
Total Expenses	$124,202	100.0%	$103,379	100.0%	$96,793	100.0%

Expenses – Comparison of the years ended December 31, 2004 and 2003

Compensation and employee benefits

At December 31, 2004, we had 400 employees, which was an increase of 65 employees, or 19%, from the 335 employees we had at December 31, 2003. Compensation costs for 2004 were $40.7 million compared to $36.1 million for 2003. The $4.6 million increase, or 13%, in compensation costs resulted mainly from the expansion and strengthening of our senior management team, senior sales personnel and additional headcount from our acquisition of ECCO.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

Amortization of software development costs and other intangibles

Amortization of software development costs and other intangibles was $16.2 million for 2004, an increase of $3.3 million, or 26%, compared to $12.9 million in 2003. This was primarily related to increased investment in software development activities and increases in the amortization of intangible assets as we continued to devote significant resources to the innovation and development of technology and protection of our intellectual property portfolio. In addition, amortization of purchased intangible assets from our ECCO acquisition contributed to the increase.

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize qualifying computer software costs incurred during the application development stage, and amortize them over their estimated useful life of three years on a straight-line basis.

Occupancy and equipment costs

Occupancy and equipment costs were $25.2 million for 2004, a $1.5 million increase, or 6%, compared to $23.7 million for 2003. The increase was primarily attributable to additional depreciation expense associated with IT equipment purchases caused by the occupancy and build-out of our temporary corporate headquarters in New York City.

Occupancy expenditures primarily consisted of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. We moved into our temporary corporate headquarters in New York City during the second quarter of 2002. During the third quarter of 2004, we announced that we would establish our new global headquarters at 110 E. 59th Street in New York's midtown Manhattan, with the relocation of employees to begin in the first quarter of 2005. We believe that other occupancy and equipment costs will increase in the future as we begin to occupy our new global headquarters and as we replace equipment lost in the September 11 Events.

Professional and consulting fees

Professional and consulting fees were $5.6 million for 2004 compared to $3.5 million for 2003, an increase of $2.1 million, or 60%. The increase was primarily the result of legal expenses incurred in connection with litigation defense costs and consulting fees associated with Sarbanes-Oxley compliance.

Asset impairment charges

Impairment charges of $6.3 million were recorded during the fourth quarter of 2004 for capitalized costs related to our 580 patent and removal of the PI software feature as discussed in Notes 4 and 5 of notes to consolidated financial statements. There were no asset impairment charges during 2003 and 2002.

Communications and client networks

Communications costs were $6.5 million for 2004 compared to $6.7 million for 2003, a decrease of $0.2 million, or 3%. Cost controls resulted in reductions in communications rates and usage charges.

Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to connect additional customers to our network.

Marketing

We incurred marketing expenses of $1.4 million in 2004 compared to $1.5 million in 2003, the decrease was the result of lower advertising expenses.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties amounted to $13.2 million for 2004, an increase of $2.8 million, or 27%, compared to $10.4 in 2003.

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

Charges in relation to the amortization of business partner and non-employee securities were $0.9 million for 2004 compared to $2.2 million in 2003. This $1.3 million, or 59%, decrease resulted primarily from the fact that the value of a warrant agreement became fully amortized at the end of the first quarter of 2004, and thus contributed no amortization to the final three quarters of 2004. The amendment of another warrant agreement that had the effect of extending the term over which the related warrant value is amortized further contributed to this decrease.

Other expenses

Other expenses consist primarily of insurance costs, hiring and recruiting costs, travel, promotional and entertainment expenditures. For 2004, other expenses were $8.2 million, an increase of $1.9 million, or 30%, compared to other expenses of $6.3 million for 2003. The increase was principally due to the employee hiring and recruiting costs and the impact of unfavorable currency effects from the weakening of the dollar against the euro.

Income taxes

During 2004, we recorded an income tax provision of $16.5 million corresponding to a 38.9% effective tax rate compared to an income tax provision of $17.1 million corresponding to a 32.2% effective tax rate in 2003. Our consolidated effective tax rate can vary from period to period depending on, among other factors, permanent differences and the geographic and business mix of our earnings.

Expenses – Comparison of the years ended December 31, 2003 and 2002

Compensation and employee benefits

At December 31, 2003, we had 335 employees, which was an increase of 16 employees, or 5%, from the 319 employees we had at December 31, 2002. Compensation costs for 2003 were $36.1 million compared to compensation costs of $36.5 million for 2002. This $0.4 million decrease, or 1%, in compensation costs resulted mainly from an increase in the percentage of time spent by certain employees on software application development, partially offset by costs from additional headcount. The costs associated with such software application development are capitalized and amortized over the associated application's estimated useful life of three years.

Amortization of software development costs and other intangibles

Amortization of software development costs and other intangibles was $12.9 million for 2003, an increase of $3.9 million, or 43%, compared to $9.0 million in 2002. The increase was related to increased investment in software development activities and increases in the amortization of intangible assets as we devoted significant resources to the innovation and development of technology and protection of our intellectual property portfolio.

Occupancy and equipment

Occupancy and equipment costs were $23.7 million for the 2003, a $4.5 million increase, or 23%, compared to $19.2 million for 2002. The increase was primarily caused by the occupancy and build-out of our temporary corporate headquarters in New York City.

Professional and consulting fees

Professional and consulting fees were $3.5 million for 2003 compared to $5.7 million for 2002, a decrease of 39%, primarily due to a decrease in legal fees and contract employee personnel costs.

Communications and client networks

Communications costs were $6.7 million for 2003 compared to $6.3 million for the same period a year earlier, a $0.4 million, or 6%, increase. Cost controls resulted in reductions in communications rates and usage charges, which were more than offset by additional client networks charges as we processed increased volumes of transactions and continued to add new clients.

Marketing

We incurred marketing expenses of $1.5 million in fiscal 2003 compared to marketing expenses for 2002 of $4.8 million, a $3.3 million, or 69%, decrease, resulting from a planned reduction in marketing costs. Marketing expenses in the 2002 period were higher primarily as the result of the development of a major advertising campaign.

Administrative fees to related parties

Administrative fees to related parties amounted to $10.4 million for 2003, a 14% increase over the $9.1 million of such fees for 2002.

Amortization of business partner and non-employee securities

Charges in relation to the amortization of such securities were $2.2 million for 2003, an increase of 5% over the $2.1 million recorded in fiscal 2002. This increase resulted primarily from the amortization of the value of warrants issued under an agreement executed with a business partner in August 2002, offset by the termination of another warrant agreement in July 2003, for which amortization was recorded in the 2002 period.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For 2003, other expenses were $6.3 million, an increase of $1.9 million, or 43%, as compared to other expenses of $4.4 million for 2002, principally due to increases in business-related insurance costs.

Income taxes

During 2003, we recorded an income tax provision of $17.1 million corresponding to a 32.2% effective tax rate adjusted to reflect the recognition of a $2.8 million benefit from an NOL carry forward in the first quarter of 2003. During 2002, income taxes were minimal due to the benefit of our NOL carry forward. Our consolidated effective tax rate can vary from period to period depending on, among other factors, permanent differences and the geographic and business mix of our earnings.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth, by quarter, our unaudited statement of operations data for the period from January 1, 2002 to December 31, 2004. Results of any period are not necessarily indicative of results for a full year.

	2004 Quarter Ended
	31-Mar	30-Jun	30-Sep	31-Dec
	(in thousands, except per share data):
Total revenues	$44,638	$42,845	$39,771	$39,255
Total expenses	27,077	27,998	30,353	38,774
Income before income tax provision	17,561	14,847	9,418	481

Income tax provision	6,866	5,805	3,683	103

Net income	$10,695	$9,042	$5,735	$378

Basic earnings per share	$0.19	$0.16	$0.11	$0.01
Diluted earnings per share	$0.18	$0.16	$0.10	$0.01

	2003 Quarter Ended
	31-Mar	30-Jun	30-Sep	31-Dec
	(in thousands, except per share data):

Total revenues	$34,043	$39,079	$44,270	$39,223
Total expenses	24,663	25,577	27,955	25,184
Income before income tax provision	9,380	13,502	16,315	14,039

Income tax provision (benefit)	(95)	5,400	6,353	5,482

Net income	$9,475	$8,102	$9,962	$8,557

Basic earnings per share	$0.17	$0.15	$0.18	$0.15
Diluted earnings per share	$0.17	$0.14	$0.17	$0.15

	2002 Quarter Ended
	31-Mar	30-Jun	30-Sep	31-Dec
	(in thousands, except per share data):

Total revenues	$30,033	$43,449	$32,979	$32,777
Total expenses	24,063	23,644	25,191	23,895
Income before income tax provision	5,970	19,805	7,788	8,882

Income tax provision	114	114	122	129

Net income	$5,856	$19,691	$7,666	$8,753

Basic earnings per share	$0.11	$0.36	$0.14	$0.16
Diluted earnings per share	$0.10	$0.35	$0.14	$0.15

SEASONALITY

The financial markets in which we operate are generally affected by seasonality. Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slowdown in the business environment and, therefore, transaction volume levels may decrease during those periods. The timing of the holidays generally contributes to a slowdown in transaction volume.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At December 31, 2004, we had cash and cash equivalents of $209.7 million, a decrease of $18.8 million, or 8%, compared to $228.5 million at December 31, 2003.

Operating Activities

During 2004, our operating activities provided cash of $64.1 million compared to $57.1 million in 2003. The increase of $7.0 million, or 12%, was primarily attributable to net income of $25.9 million (adjusted for non-cash items of $31.6 million primarily consisting of depreciation and amortization of $24.1 million and asset impairment charges of $6.3 million) and improved changes in working capital over the prior year.

Our operating cash flows consist of transaction revenues with related parties and Software Solutions fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Joint Services Agreement, remits the amount owed to us. In addition, we have entered into similar services agreements with BGC, Freedom, MPLLC and CO2e. Under the Administrative Services Agreement, the Joint Services Agreement and the services agreements with BGC, TradeSpark, Freedom, MPLLC and CO2e, any net receivable or payable is settled monthly.

Investing Activities

During 2004, we used cash in investing activities of $54.4 million compared to $25.5 million in 2003. The increase was primarily due to our acquisition of ECCO for $13.6 million and increased purchases of fixed assets, capitalization of software development costs and capitalization of patent registration and defense costs over the prior year.

Financing Activities

During 2004, we used cash in financing activities of $28.6 million compared to cash provided by financing activities of $8.9 million in 2003. The change from the prior year was primarily due to our repurchase of approximately 2.9 million shares of our Class A common stock for a total of $31.9 million in 2004 under our repurchase plan. Our Board of Directors has authorized the repurchase of up to an additional $100 million of our outstanding Class A common stock of which $87.6 million remained available for repurchase at December 31, 2004. At the price levels at which we have been repurchasing shares, we believe the eSpeed shares represent an attractive investment and therefore, we may continue to repurchase shares opportunistically. In addition, proceeds from exercises of employee stock options and business partner warrants were lower in 2004 mainly because of lower overall market prices during 2004.

We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel with our anticipated move into new headquarters. Our property and casualty insurance coverage proceeds may mitigate our capital outlay for capital expenditures for the near term. During the year ended

December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. We will be entitled to up to $19.5 million of these proceeds as replacement assets are purchased in the future, depending on the ultimate replacement value of the assets destroyed.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of December 31, 2004, our significant contractual obligations were to Cantor under operating leases, principally related to office space and computer equipment, and amounted to $43.9 million, consisting of the following minimum rental payments:

2005	2006	2007	2008	2009	2010 and thereafter
	(in thousands)
$3,004	$3,230	$3,151	$3,151	$3,151	$28,211

As of December 31, 2004, we did not have any long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. We are currently evaluating the effect of this proposed statement on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the third quarter of 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R may have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In response to these changes in accounting rules, during the fourth quarter of 2004, our Board of Directors accelerated the vesting of unvested "out-of-the-money" stock options previously awarded to employees and officers. Under the intrinsic value method, there was no compensation expense associated with this action as the exercise prices related to the accelerated options were above the fair market value of our common stock on the day the acceleration was affected. As a result, options to purchase approximately 3.3 million shares with a fair value of $8.9 million became exercisable. On March 8, 2005, our Board of Directors accelerated the vesting of additional 3.0 million shares unvested "out-of-the-money" stock options previously awarded to officers and employees. As a result of the acceleration, we will not recognize share based after-tax compensation expense of approximately $10.2 million in 2005, $5.0 million in 2006, $2.0 million in 2007 and $0.4 million in 2008.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, we had invested $189.8 million of our cash in securities purchased under reverse repurchase agreements, $96.7 million of which is fully collateralized by U.S. government securities and $93.1 million of which is fully collateralized by eligible equity securities, both of which are held in a third party custodial account. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. Additionally, at December 31, 2004, we had invested $1.9 million in a money market fund held at overnight durations. This fund solely invests in short-term U.S. government fixed income securities.

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

We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income in our international operations of $0.5 million for the year ended December 31, 2004.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control over Financial Reporting

The management of eSpeed is responsible for establishing and maintaining adequate internal control over financial reporting. eSpeed's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

eSpeed's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Deloitte Touche, LLP, the Company's independent registered public accounting firm, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
eSpeed, Inc.:

We have audited management's assessment, included within this December 31, 2004 Form 10-K of eSpeed, Inc. and subsidiaries (the Company) under the heading "Management's Report on Internal Control Over Financial Reporting," that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in "Internal Control–Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in "Internal Control–Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2004 and the related consolidated statement of income, cash flows and changes in stockholders' equity for the year ended December 31, 2004 as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements.

New York, New York
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
eSpeed, Inc.:

We have audited the accompanying consolidated statements of financial condition of eSpeed, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of eSpeed, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in "Internal Control–Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

New York, New York
March 15, 2005

eSpeed, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	December, 31
	2004	2003
Assets
Cash and cash equivalents	$19,884	$55,318
Reverse repurchase agreements with related parties	189,804	173,182
Total cash and cash equivalents	209,688	228,500
Fixed assets, net	50,605	34,467
Investments	12,709	11,449
Goodwill	11,949	—
Other intangibles, net	16,097	18,927
Receivables from related parties	1,630	1,518
Other assets	7,455	2,707
Total assets	$310,133	$297,568

Liabilities and Stockholders' Equity
Current liabilities:
Payables to related parties	$7,113	$6,323
Accounts payable and accrued liabilities	24,795	19,560
Total current liabilities	31,908	25,883

Deferred income	8,011	—
Total liabilities	39,919	25,883

Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized, 0 and 8,000,600 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	80
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 34,289,773 and 30,953,867 shares issued at December 31, 2004 and 2003, respectively	343	310
Class B common stock, par value $.01 per share; 100,000,000 shares authorized; 22,139,270 and 25,139,270 shares issued and outstanding at December 31, 2004 and 2003, respectively	221	251
Additional paid-in capital	294,115	287,593
Unearned stock-based compensation	(3,080)	(1,192)
Treasury stock, at cost: 3,082,815 and 186,399 shares of Class A common stock at December 31, 2004 and 2003, respectively	(33,972)	(2,094)
Retained earnings (accumulated deficit)	12,587	(13,263)

Total stockholders' equity	270,214	271,685

Total liabilities and stockholders' equity	$310,133	$297,568

See notes to consolidated financial statements

eSpeed, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$108,033	$110,015	$88,039
Voice-assisted brokerage transactions	22,125	19,505	17,552
Screen-assisted open outcry transactions	846	538	190
Total transaction revenues with related parties	131,004	130,058	105,781
Software Solutions fees from related parties	18,642	15,124	13,207
Software Solutions and licensing fees from unrelated parties	13,418	9,125	4,512
Business interruption insurance proceeds from parent	—	—	12,833
Interest income	3,445	2,308	2,905
Total revenues	166,509	156,615	139,238
Expenses:
Compensation and employee benefits	40,671	36,114	36,499
Amortization of software development costs & other intangibles	16,235	12,902	9,027
Occupancy and equipment	25,202	23,733	19,173
Professional and consulting fees	5,594	3,519	5,658
Asset impairment charges	6,268	—	—
Communications and client networks	6,487	6,714	6,335
Administrative fees to related parties	13,228	10,442	9,134
Marketing	1,442	1,454	4,778
Amortization of business partner and non-employee securities	856	2,167	2,059
Loss on unconsolidated investments	—	—	950
Provision for September 11 Events	—	—	(1,200)
Other	8,219	6,334	4,380
Total operating expenses	124,202	103,379	96,793
Income before income taxes	42,307	53,236	42,445
Income tax provision	16,457	17,140	479
Net income	$25,850	$36,096	$41,966
Per share data:
Basic earnings per share	$0.47	$0.65	$0.76
Diluted earnings per share	$0.46	$0.63	$0.74
Basic weighted average shares of common stock outstanding	54,978	55,345	54,991
Diluted weighted average shares of common stock outstanding	56,318	57,499	56,784

See notes to consolidated financial statements

eSpeed, Inc. & Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$25,850	$36,096	$41,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,060	18,044	14,191
Amortization of business partner and non-employee securities	856	2,167	2,059
Amortization of employee stock based compensation	248	—	—
Asset impairment charges	6,268	—	—
Equity in net loss of unconsolidated investments	116	185	190
Loss on unconsolidated investment	—	—	950
Deferred income tax expense	(1,169)	4,159	—
Tax benefit from stock option and warrant exercises	1,037	4,870	—
Issuance of securities under employee benefit plan	174	256	52
Provision for September 11 Events	—	—	(1,200)
Changes in operating assets and liabilities:
Receivable from related parties	(112)	3,748	3,021
Other assets	(6,171)	215	313
Payable to related parties	790	(12,534)	3,701
Accounts payable and accrued expenses	4,188	(123)	(6,495)
Deferred income	8,011	—	—
Net cash provided by operating activities	64,146	57,083	58,748
Cash flows used in investing activities:
Purchase of fixed assets	(15,124)	(10,943)	(9,770)
Sale of premises and equipment	—	2,752	—
Capitalization of software development costs	(19,575)	(12,628)	(8,332)
Capitalization of patent defense and registration costs	(5,689)	(4,710)	(13,741)
Purchase of investment and acquisition, net of cash acquired	(13,995)	—	—
Net cash used in investing activities	(54,383)	(25,529)	(31,843)
Cash flows (used in) provided by financing activities:
Repurchase of Class A common stock	(31,878)	(1,872)	—
Proceeds from exercises of stock options and warrants	2,239	11,838	1,195
Receivable from broker on stock option exercises	1,064	(1,019)	—
Net cash (used in) provided by financing activities	(28,575)	8,947	1,195
Net (decrease) increase in cash and cash equivalents	(18,812)	40,501	28,100
Cash and cash equivalents	55,318	1,313	2,568
Reverse repurchase agreements	173,182	186,686	157,331
Cash and cash equivalents at beginning of period	228,500	187,999	159,899
Cash and cash equivalents	19,884	55,318	1,313
Reverse repurchase agreements	189,804	173,182	186,686
Cash and cash equivalents at end of period	$209,688	$228,500	$187,999
Supplemental cash information:
Cash paid for income taxes	$16,655	$7,167	$—

See notes to consolidated financial statements

eSpeed, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
For the Years Ended December 31, 2004, 2003, and 2002

	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Unearned Stock Based Compensation	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2002	$80	$266	$284	$266,792	$(2,692)	$(222)	$(91,325)	$173,183
Conversion of Class B common stock to Class A common stock (2,965,900 shares)	—	30	(30)	—	—	—	—	—
Issuance of business partner securities	—	—	—	2,190	(2,190)	—	—	—
Amortization of business partner securities	—	—	—	429	1,630	—	—	2,059
Issuance of Class A common stock from exercises of options (224,010 shares)	—	2	—	1,193	—	—	—	1,195
Issuance of class A common stock for Deferral Plan match (5,814 shares)	—	—	—	52	—	—	—	52
Net Income	—	—	—	—	—	—	41,966	41,966
Balance, December 31, 2002	$80	$298	$254	$270,656	$(3,252)	$(222)	$(49,359)	$218,455
Conversion of Class B common stock to Class A common stock (249,544 shares)	—	3	(3)	—	—	—	—	—
Issuance of non-employee securities	—	—	—	285	(285)	—	—	—
Amortization of business partner and non-employee securities	—	—	—	(178)	2,345	—	—	2,167
Issuance of Class A common stock from exercises of options and warrants (913,202 shares)	—	9	—	11,829	—	—	—	11,838
Tax benefit from stock option and warrant exercises	—	—	—	4,870	—	—	—	4,870
Issuance of Class A common stock for Deferral Plan match (7,439 shares) and other, net	—	—	—	131	—	—	—	131
Repurchase of Class A common stock (161,799 shares)	—	—	—	—	—	(1,872)	—	(1,872)
Net Income	—	—	—	—	—	—	36,096	36,096
Balance, December 31, 2003	$80	$310	$251	$287,593	$(1,192)	$(2,094)	(13,263)	$271,685

Retirement of preferred stock	(80)	—	—	80	—	—	—	—
Conversion of Class B common stock to Class A common stock (3,000,000) shares	—	30	(30)	—	—	—	—	—
Issuance of Class A common stock from exercises of options and warrants (275,617 shares)	—	3	—	2,239	—	—	—	2,242
Tax benefit from stock option and warrant exercises	—	—	—	1,037	—	—	—	1,037
Amortization of business partner and non-employee securities	—	—	—	—	856	—	—	856
Issuance of Class A common stock for Deferral Plan match (6,670) shares and other, net	—	—	—	174	—	—	—	174
Grant of restricted stock	—	—	—	2,992	(2,744)	—	—	248
Repurchase of Class A common stock (2,896,416 shares)	—	—	—	—	—	(31,878)	—	(31,878)
Net Income	—	—	—	—	—	—	25,850	25,850
Balance, December 31, 2004	$—	$343	$221	$294,115	$(3,080)	$(33,972)	$12,587	$270,214

See notes to consolidated financial statements

eSPEED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

eSpeed, Inc. ("eSpeed" or, together with its wholly owned subsidiaries, the Company) primarily engages in the business of operating interactive electronic marketplaces designed to enable market participants to trade financial and non-financial products more efficiently and at a lower cost than traditional trading environments permit.

The Company is a subsidiary of Cantor Fitzgerald Securities (CFS), which in turn is a 99.75% owned subsidiary of Cantor Fitzgerald, L.P. ("CFLP" or, together with its subsidiaries, Cantor). eSpeed commenced operations on March 10, 1999 as a division of CFS. eSpeed is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering.

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated financial statements include our accounts and all subsidiaries in which we have more than a 50% equity ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fixed Assets:    Fixed assets are recorded at cost. Fixed assets, principally computer, communication equipment and software, are depreciated over their estimated economic useful lives (generally three to seven years) using the straight-line method. Internal and external direct costs of application development and of obtaining software for internal use are capitalized and amortized over their estimated economic useful life of three years on a straight-line basis. Leasehold improvements are amortized over their estimated economic useful lives, or the remaining lease term, whichever is shorter.

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

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), and the revised interpretation (FIN 46(R)), the Company would also consolidate any variable interest entities (VIEs) of which it is the primary beneficiary. The Company is currently not the primary beneficiary of any such entities and therefore does not include any VIEs in its consolidated financial statements.

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

Patents:    Intangible assets consist of purchased patents, the costs to defend and enforce the Company's rights under patents and costs incurred in connection with the filing and registration of patents. Capitalized costs related to the filing of patents are generally amortized on a straight-line basis over a period not to exceed three years. The costs of acquired patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method. The costs to defend and enforce the Company's rights under these patents consist primarily of external litigation costs related to the pursuit of patent infringement lawsuits by the Company, and consist of fees for outside attorneys, technology experts and litigation support services. These costs are capitalized when such costs serve to enhance the value of the related patent, and are amortized over the remaining life of such patent. Should it be determined that the capitalized costs no longer serve to enhance the value of the respective patent, such as a situation in which the Company's patent is held to be invalid, these capitalized costs would be expensed in the period in which such determination was made.

Evaluation of Goodwill, Long-Lived Assets and Amortizable Intangibles:    We periodically evaluate potential impairment of goodwill, long-lived assets and amortizable intangibles, when a change in circumstances occurs, by applying the concepts of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets"

(SFAS 144) and assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets. If the undiscounted future cash flows were less than the carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. Goodwill is no longer amortized, but instead is subject to periodic testing for impairment. We will review goodwill for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Goodwill impairment is determined using a two-step approach. The first step of the goodwill test compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that difference.

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

The following table represents the effect had the Company accounted for the options in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123:

	Year ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)

Net income, as reported	$25,850	$36,096	$41,966

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $12,775, $5,530 and $0 of taxes for the year ended December 31, 2004, 2003 and 2002, respectively.	(19,978)	(11,644)	(17,062)
Net income, pro forma	$5,872	$24,452	$24,904

Basic weighted average shares of common stock outstanding	54,978	55,345	54,991
Diluted weighted average shares of common stock outstanding	56,318	57,499	56,784

Earnings per share:
Basic – as reported	$0.47	$0.65	$0.76
Basic – pro forma	$0.11	$0.44	$0.45

Diluted – as reported	$0.46	$0.63	$0.74
Diluted – pro forma	$0.10	$0.43	$0.44

The following table presents the assumptions that were used in the Black-Scholes option pricing model for the respective periods:

	Risk Free	Expected Life	Expected	Dividend
Year	Interest Rate	(Years)	Volatility	Yield
2004	3.03%	3.42	57%	None
2003	2.40%	3.12	64%	None
2002	2.43%	3.07	69%	None

The weighted average grant date fair value of employee stock options granted were $5.15, $9.57 and $6.31 for the years ended December 31, 2004, 2003 and 2002, respectively.

In response to the changes in accounting rules pursuant to FASB 123R, "Share-Based Payments," during the fourth quarter of 2004, the Company's Board of Directors accelerated the vesting of unvested "out-of-the-money" stock options previously awarded to employees and officers. Under the intrinsic value method, there was no compensation expense associated with this action as the strike prices related to the accelerated options were above the fair market value of the Company's common stock on the day the acceleration was affected. As a result, options to purchase approximately 3.3 million shares with a fair value of $8.9 million became exercisable. This has been reflected in the above pro forma table as additional compensation expense for the year ended December 31, 2004. On March 8, 2005, our Board of Directors accelerated the vesting of additional 3.0 million shares unvested "out of the money" stock options previously awarded to officers and employees. As a result of the acceleration, the Company will not recognize share based after-tax compensation expense of approximately $10.2 million in 2005, $5.0 million in 2006, $2.0 million in 2007 and $0.4 million in 2008.

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

Recent Accounting Pronouncements:    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the third quarter of 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. Under its Administrative Services Agreement with Cantor, the Company will be entitled to up to an additional $19.5 million of these proceeds as replacement assets are purchased in the future and surpass the initial payment of $20.5 million, depending on the ultimate replacement cost of the assets destroyed. The basis of this additional $19.5 million of proceeds is the property and casualty coverage of $40.0 million less the $20.5 million already received. As the Company has already received proceeds in excess of the book value of the assets, any future allocations will result in a gain. However, the Company cannot currently estimate the amount or timing of any such gain, and accordingly, no gains on replacement of fixed assets have been recorded during the period.

As of December 31, 2004 the Company estimates that it has replaced assets with an aggregate cost of approximately $15.3 million. The Company expects to incur significant costs in relation to the replacement of fixed assets lost on September 11, 2001 when it builds its permanent infrastructure and moves into its new headquarters.

In December 2004 and early 2003, Cantor and one of its affiliates received grants from the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program. Both grant agreements contain certain recapture terms and contingencies, primarily in relation to establishing and maintaining premises and maintaining certain levels of employment in New York City in the future. In October 2004, the Company's Audit Committee agreed to the allocation by Cantor of a $3.1 million share of the WTC Business Recovery from Disproportionate Loss Program grant. This amount is included in deferred income on the December 31, 2004 balance sheet.

4.    Fixed Assets

Fixed assets consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Computer and communication equipment	$34,749	$21,992
Software, including software development costs	63,137	41,914
Leasehold improvements and other fixed assets	2,607	3,071
	100,493	66,977
Less: accumulated depreciation and amortization	(49,888)	(32,510)
Fixed assets, net	$50,605	$34,467

In February 2003, the Company sold to Cantor fixed assets with a net book value of approximately $2.5 million pursuant to a sale-leaseback agreement. The Company retains use of the assets in exchange for a $95,000 monthly charge under the Administrative Services Agreement (see Note 12, Related Party Transactions).

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes qualifying computer software costs incurred during the application development stage. During the years ended December 31, 2004 and 2003, software development costs totaling $19.6 million and $12.6 million were capitalized, respectively. For the years ended December 31, 2004, 2003, and 2002, the Company's consolidated statements of income included $10.0 million, $7.6 million and $5.8 million, respectively, in relation to the amortization of software development costs. Depreciation expense was $ 18.4 million, $14.5 million and $ 5.4 million for 2004, 2003 and 2002, respectively. Impairment charges of $0.7 million were recorded during the fourth quarter of 2004 for capitalized costs related to the removal of the Price Improvement software feature.

5.    Goodwill and Other Intangible Assets

Goodwill

The change in the carrying value of goodwill during the year ended December 31, 2004 was as follows (in thousands):

Balance at December 31, 2003	$—
Goodwill acquired during the period	11,949
Balance at December 31, 2004	$11,949

Goodwill shown in table above was in connection with the acquisition of ECCO in October 2004 as more fully discussed in note 6 of Notes to consolidated financial statements.

Other Intangible Assets

Intangible assets at December 31 consist of the following (in thousands):

	2004			2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents, including capitalized legal costs	$27,600	$(14,586)	$13,014	$28,052	$(9,125.00)	$18,927
Acquired intangibles:
Existing technology	2,832	(118)	2,714	—	—	—
Customer contracts	412	(43)	369	—	—	—
	$30,844	$(14,747)	$16,097	$28,052	$(9,125)	$18,927

During the years ended December 31, 2004, 2003 and 2002, the Company recorded intangible amortization expense of $6.2 million, $5.3 million and $3.3 million, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows: $6.7 million in 2005, $6.3 million in 2006, $1.6 million in 2007, $0.7 million in 2008 and $0.5 million in 2009.

Patents

Wagner Patent:    In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the Wagner Patent) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from Electronic Trading

Systems Corporation (ETS) for an initial payment of $1,750,000 in cash and 24,334 shares of the Company's Class A common stock valued at $500,000. The Wagner Patent expires in 2007. Additional payments are contingent upon the generation of patent-related revenues. Accordingly, the Company paid $0.2 million during both the year ended December 31, 2004 and the year ended December 2003 in connection with a long-term license agreement with InterContinentalExchange. In order to perfect and defend the Company's rights under the Wagner Patent, the Company has incurred substantial legal costs. As of December 31, 2004, the Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was $10.2 million and $15.0 million at December 31, 2004 and 2003, respectively.

In August 2002, the Company entered into a Settlement Agreement (the Settlement Agreement) with ETS, the Chicago Mercantile Exchange Inc. (CME) and the Board of Trade of the City of Chicago (CBOT) to resolve the litigation related to the Wagner Patent. As part of the Settlement Agreement, all parties were released from the legal claims brought against each other without admitting liability on the part of any party. Under the terms of the Settlement Agreement, CME and CBOT will each pay $15.0 million to eSpeed as a fully paid up license, for a total of $30.0 million. Each $15.0 million payment includes a $5.0 million payment, which was received in 2002, and additional $2.0 million payments per year until 2007. The Company received $4.0 million in 2004 and in 2003. Of the $30.0 million to be received by the Company, approximately $5.8 million may be paid to ETS in its capacity as the former owner of the Wagner Patent, and the $24.2 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. During the years ended December 31, 2004 and 2003, approximately $1.1 million and $0.6 million, respectively, were paid to ETS. In connection with the Settlement Agreement, the Company has recognized revenue of $5.4 million for both the years ended December 31, 2004 and 2003, which is included in Software Solutions and licensing fees from unrelated parties in the Company's consolidated statements of income.

In December 2003, eSpeed and the New York Mercantile Exchange (NYMEX) entered into a settlement agreement (the NYMEX Settlement Agreement) regarding the Wagner Patent. As a licensee of the Wagner Patent, NYMEX will pay to eSpeed $8.0 million over a three-year period. eSpeed has received payments of $2.0 million and $2.0 million in 2004 and 2003 respectively. Of the $8.0 million to be received by eSpeed, $1.2 million was paid to ETS during 2004 in its capacity as the former owner of the Wagner Patent and the remaining $6.8 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. For the years ended December 31, 2004 and 2003, the Company recorded revenue of approximately $2.1 million and $0.1 million related to the NYMEX Settlement Agreement.

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

In July 2004, the Company and the Board of Trade of the City of New York (NYBOT) renegotiated an agreement (the Agreement) that originated between Cantor Fitzgerald and the New York Cotton Exchange in 1997. As part of the Agreement, which expires in 2017, all previous agreements between NYBOT/New York Clearing Corporation companies and CantorFitzgerald/eSpeed companies have been terminated. As a result of the Agreement, eSpeed is the sole owner of the Cantor Financial Futures Exchange and the Commodity Futures Clearing Corporation of New York. Additionally, NYBOT and eSpeed have agreed that NYBOT will provide processing services for futures contracts or options on futures contracts listed on the Cantor Financial Futures Exchange or other exchange designated by eSpeed.

Under the terms of the Agreement, NYBOT will pay $5.5 million to eSpeed; $2.5 million was paid in July 2004 with three annual installments of $1.0 million year (or $3.0 million) payable until 2007. In December 2004, NYBOT and the Company amended the Agreement. As such, the Company received $3.0 million from NYBOT thereby satisfying all future installment payments.

During 2004, the Company recorded revenue of $0.2 million related to the Agreement, and will recognize the $5.3 million balance as revenue ratably over the life of the Agreement.

Lawrence Patent:    In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the Lawrence Patent) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014. The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company's Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. Additional payments are contingent upon the generation of related revenues. The carrying value of the Lawrence Patent was $0.8 million and $0.9 million at December 31, 2004 and, 2003, respectively

Automated Auction Protocol Processor Patent:    In May 2003, US Patent No. 6,560,580 (the 580 Patent) was issued to Cantor for an Automated Auction Protocol Processor. The Company is the exclusive licensee of this patent, which expires in 2016. Under the Amended and Restated Joint Services Agreement between the Company and Cantor, the Company is responsible for bearing the costs associated with enforcing its rights under this patent. At December 31, 2004, the Company recorded an impairment charge of $5.5 million related to the 580 Patent as further discussed in Note 9 (see Legal Matters — Broker Tec case).

Other:    The Company incurred costs in connection with various patent applications. The Company capitalized $1.6 million and $1.7 million of such legal costs for the years ended December 31, 2004 and 2003, respectively. The carrying value of the capitalized costs related to patent applications was $2.0 million and $1.5 million at December 31, 2004 and 2003, respectively.

Acquired Intangible Assets

In connection with the acquisition described in Note 6, eSpeed recorded $3.2 million of purchased intangibles. The purchased intangibles consist of $2.8 in existing technology and $0.4 million of customer contracts, which will be amortized straight-line over their estimated useful lives of 5 years and 2 years, respectively. The carrying value of the purchased intangibles was $3.1 million at December 31, 2004.

6.    Acquisition of ITSEcco Holdings Limited

In October 2004, eSpeed acquired all of the outstanding stock of United Kingdom-based ITSEcco Holdings Limited and its subsidiaries (ECCO). ECCO is a highly specialized software developer focused on the financial markets. Under terms of the agreement, eSpeed acquired ECCO for approximately $13.6 million in cash and will issue up to approximately 358,000 shares of eSpeed's Class A common stock subject to compliance with the terms of the purchase agreement, including certain restrictive covenants. In addition, $2.1 million of additional consideration has been placed in an escrow account pending the resolution of a legal matter.

The following table summarizes the components of the net assets acquired (in thousands):

Accounts receivable	$465
Other assets	291
Intangible assets:
Customer contracts (estimated useful life of 2 years)	412
Existing technology (estimated useful life of 5 years)	2,832
Goodwill	11,949
Total assets acquired	$15,949
Deferred revenue	658
Taxes payable	455
Accounts payable and accrued expenses	1,201
Total liabilities assumed	2,314
Net assets acquired	$13,635

The purchase price allocation is preliminary and is dependent on our final analysis of the net assets, including intangibles which is expected to be completed within the one-year period following the consummation of the acquisition. The acquisition was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and accordingly, the assets and liabilities acquired were recorded at their fair value at the date of acquisition. The results of operations of ECCO have been included in the Company's financial statements subsequent to the date of acquisition. Proforma results have not been presented because the effect of the acquisition was not material. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Goodwill will not be amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142, Goodwill and Other Intangibles. Goodwill associated with this acquisition is not expected to be deductible for tax purposes.

In connection with the acquisition, eSpeed recorded approximately $11.9 million of goodwill and $3.2 million of purchased intangibles. The purchased intangibles consist of $2.8 in existing technology and $0.4 million of customer contracts, which will be amortized straight-line over their estimated useful lives of 5 years and 2 years, respectively.

7.    Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Current:
U.S. federal	$14,617	$10,714	$—
U.S. state and local	2,912	2,267	479
Foreign	97	—	—
	17,626	12,981	479

Deferred:
U.S. federal	(988)	3,498	—
U.S. state and local	(187)	661	—
Foreign	6	—	—
	(1,169)	4,159	—

Income tax provision	$16,457	$17,140	$479

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

	Year Ended December 31,
	2004	2003
	(in thousands)
Deferred tax asset:
Non-deductible warrant expense	$12,026	$12,002
Basis difference of investments	1,776	1,669
Non-employee stock options	1,109	1,120
Foreign	1,594	—
Other deferred and accrued expenses	3,601	1,172
Total deferred tax asset	20,106	15,963
Valuation allowance	(13,223)	(11,746)
Net deferred tax asset	6,883	4,217

Deferred tax liability:
Software capitalization	8,501	5,332
Gain on replacement of assets	1,046	1,056
Depreciation of fixed assets	472	1,912
Other	76	76
Total deferred tax liability	10,095	8,376

Net deferred income tax liability	$(3,212)	$(4,159)

As reflected in the above table, the Company established a valuation allowance against the net deferred tax asset of $13.2 million and $11.7 million at December 31, 2004 and 2003, respectively. The valuation allowance primarily relates to non-deductible warrant expenses and net operating loss carry-forwards where it appears more likely than not, that such item will not be realized in the future.

Additionally, tax benefits associated with employee stock option and business partner warrant exercises served to reduce taxes currently payable by $1.0 million as of December 31, 2004.

Differences between the Company's actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows:

	Year Ended December 31
	2004	2003	2002
	(In thousands)
Federal income tax expense at 35% statutory rate	$14,808	$18,633	$14,857
State taxes, net of federal benefit	1,783	2,619	1,816
Foreign income tax benefit	(1,485)	—	—
Decrease in valuation allowance for deferred items currently recognized	(112)	(4,160)	(15,890)
Tax benefit of net operating loss not currently recognized	1,588	—	—
Other (benefit)	(125)	48	(304)
	$16,457	$17,140	$479

8.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Deferred revenue	4,749	5,789
Current income tax payable	731	944
Deferred tax liability	3,212	4,159
Other taxes payable	1,990	2,564
Accrued professional fees	4,763	1,728
Accrued bonus	1,299	98
Bank Overdraft	2,230	571
Other accrued liabilities	5,821	3,707
	$24,795	$19,560

9.    Commitments and Contingencies

Leases: Under an Administrative Services Agreement, the Company is obligated to Cantor for minimum rental payments under Cantor's various non-cancelable leases with third parties, principally for office space and computer equipment, expiring at various dates through 2016 as follows:

For the year ended December 31 (in thousands):

2005	$3,004
2006	3,230
2007	3,151
2008	3,151
2009	3,151
Thereafter	28,211
Total	$43,898

Rental expense under all operating leases for the years ended December 31, 2004, 2003 and 2002 was $6.4 million, $6.7 million, and $5.9 million, respectively.

During 2005, Cantor Fitzgerald and the Company will establish new global headquarters at 110 E. 59th Street in New York's midtown Manhattan. Under the Administrative Services Agreement, eSpeed is obligated to Cantor for its pro rata portion (based on square footage used) of rental payments during the 16 year term of the lease for the new headquarters.

Legal Matters

In the ordinary course of business, various legal actions are brought and are pending against the Company. In some of these actions, substantial amounts are claimed. The Company is also involved, from time to time, in other reviews, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company's business, judgments, settlements, fines, penalties, injunctions or other relief.

In view of the inherent difficulty of projecting the outcome of such matters, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved when they ultimately will be resolved, or what the eventual settlement, fine, penalty or other relief might be. The outcome of each such pending matter is unpredictable and may, from time to time, have a material adverse impact on our financial condition, results of operations or cash flows.

Legal reserves are established in accordance with SFAS No. 5, "Accounting for Contingencies." Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

In June 2003, the Company filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, BrokerTec), in the United States District Court for the District of Delaware. The parties thereafter agreed to substitute the defendant OM AB Technology for defendant OM AB and dismiss claims against BrokerTec Global, L.L.C. By Order dated September 13, 2004, ICAP was dismissed as a defendant. The suit centers on BrokerTec's and Garban's alleged infringement of U.S. Patent No. 6,560,580 issued on May 6, 2003, which expires in 2016, with respect to which eSpeed is the exclusive licensee. The patent protects a system and methods for auction based trading of specialized items, such as fixed income instruments.

A jury trial began on February 7, 2005. In a pre-trial ruling on February 7, 2005, the U.S. District in Delaware ruled that Brokertec Global did not infringe on the Company's 580 Patent. On February 22, 2005, a jury found that Garban GTN and BrokerTec USA did infringe on the Company's 580 Patent but that there was a deficiency in the application which led to the 580 Patent, finding that the Company "failed to provide adequate written description of each and every element recited" in certain claims of the 580 Patent. The Company is currently awaiting entry of final judgment on the jury findings by the court following expected post-trial motions, as well as a judgment on an inequitable conduct claim against eSpeed. The court's rulings could lead to a judgment of invalidity on a portion of the claims set forth in the patent and, in the event of an adverse judgment on inequitable conduct, a judgment of unenforceability with respect to some or all claims. The Company expects to appeal certain rulings to the U.S. Court of Appeals for the Federal Circuit. No schedule has yet been set for briefing of post-trial motions or on issues of unenforceability. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

In August 2003, Trading Technologies International, Inc. (TT) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that the Company infringed and continue to infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004 and U.S. Patent 6,772,132, which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude us from making, selling, and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that the Company had not raised a substantial question concerning the validity or infringement of the patents but that TT had not proved that it would suffer irreparable harm absent an injunction. On March 9, 2005, we filed a motion for leave to file an amended Answer and Counterclaim to TT's Complaint. The Counterclaim seeks a declaratory judgment seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. A trial date for this case has not yet been set. If TT ultimately prevails in this litigation, the Company may be required to pay TT damages and/or certain costs and expenses, and the Company may be forced to modify or withdraw certain products from the market. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

In the first quarter of 2005, the Company was named as a defendant in a number of purported class action complaints against eSpeed, Cantor Fitzgerald, L.P. and certain affiliated entities, as well as Howard Lutnick and Lee Amaitis, on behalf of all persons who purchased the securities of eSpeed from August 12, 2003, to July 1, 2004, alleging that the Company made "material false positive statements during the class period" and violated certain provisions of the U.S. Securities Exchange Act of 1934, as amended, and certain rules and regulations hereunder. The Company believes the lawsuit is without merit.

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

10.    Investments

Investments consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Easyscreen	$4,957	$3,942
Tradespark	3	405
EIP	701	—
Freedom International Brokerage	7,048	7,102
Investments	$12,709	$11,449

Easyscreen:    In October 2001, the Company purchased a secured convertible bond (the Bond) in the principal amount of 2.0 million British Pounds Sterling issued by EasyScreen PLC. The Bond matures on October 29, 2006, subject to earlier conversion or repayment, accrues interest at a rate of 9.0% per year, which accumulates and is payable to the Company pro rata on the date of repayment or conversion. This investment is deemed to be held-to-maturity and is carried at amortized cost. Interest earned on this investment totaled $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Tradespark:    On September 22, 2000, the Company made a cash investment in TradeSpark, L.P. (TradeSpark) of $2.0 million in exchange for a 4.97% interest in TradeSpark, and Cantor made a cash investment of $4.3 million in TradeSpark and agreed to contribute to TradeSpark certain assets relating to its voice brokerage business in certain energy products in exchange for a 28.19% interest in TradeSpark. The Company and Cantor also executed an amendment to the Joint Services Agreement in order to enable each to engage in this business transaction. In addition, a 66.34% interest in TradeSpark was purchased for $12.3 million by EIP Holdings, LLC (EIP Holdings), a Delaware limited liability company formed by six energy industry market participants (EIPs). The remaining 0.5% interest in TradeSpark was purchased for $250,000 by TP Holdings, LLC (TP Holdings), a Delaware limited liability company created by the Company, Cantor, and EIP Holdings for the purpose of acquiring and holding an interest as general partner of TradeSpark. The interests in TP Holdings of the Company, Cantor, and EIP Holdings were 5%, 28.33% and 66.67%, respectively. The investments in TP Holdings by the Company, Cantor and EIP Holdings totaled $12,500, $70,825, and

$166,875, respectively. Taking into consideration both direct investments, and indirect investments through TP Holdings, the total interests in TradeSpark of the Company, Cantor and EIP Holdings totaled 5%, 28.33% and 66.67%, respectively. In connection with these investments, the Company entered into a perpetual technology services agreement with TradeSpark pursuant to which the Company provides the technology infrastructure for the transactional and technology related elements of the TradeSpark marketplace as well as certain other services to TradeSpark in exchange for specified percentages of transaction revenues from the marketplace. If a transaction is fully-electronic, the Company receives 65% of the aggregate transaction revenues and TradeSpark receives 35% of the transaction revenues. In general, if TradeSpark provides voice-assisted brokerage services with respect to a transaction, then the Company receives 35% of the revenues and TradeSpark receives 65% of the revenues. Cantor also entered into an administrative services agreement with TradeSpark pursuant to which it provides administrative services to TradeSpark at cost. The Company and Cantor each received representation rights on the management committee of TP Holdings in proportion to their ownership interests in TradeSpark. As general partner, TP Holdings has the sole power to make management decisions on behalf of TradeSpark.

In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, which would have resulted in commissions to the Company under the TradeSpark technology services agreement, in 2000 the Company issued 5,500,000 shares of its Series A preferred stock and 2,500,000 shares of its Series B preferred stock to EIP Holdings. The 5,500,000 shares of Series A preferred stock and 2,500,000 shares of Series B preferred stock which were owned by EIP Holdings were convertible into (i) an aggregate of 80,000 shares of Class A Common Stock at any time or (ii) warrants to purchase up to 8,000,000 shares of eSpeed's Class A Common Stock at $27.94 per share upon certain conditions, including the achievement of minimum trading thresholds. In 2000, the Company recognized an expense of $2,235,200, equal to the fair value of the 80,000 shares of Class A common stock issuable upon conversion of the preferred stock, if none of the contingent performance targets were met.

In mid-2002, several of the TradeSpark EIP investors began to change their focus from energy merchant trading to asset management and a traditional utility model, requiring an adjustment to the TradeSpark business model and a reduced focus on the TradeSpark investment by such energy partners. In the fourth quarter of 2002, the carrying value of the Company's investment in TradeSpark was written down by $950,000 to its net realizable value.

In the first quarter of 2004, the Company and Cantor purchased 100% of EIP Holdings, the holding company formed by the EIPs that owned 66.34% of TradeSpark and 66.67% of TP Holdings, TradeSpark's general partner. The Company and Cantor entered into this agreement in order to maximize the net realizable value of their investment in TradeSpark by eliminating the interests of the outside EIP investors and bringing the management of TradeSpark under their collective control. The purchase price of $2.4 million was paid through EIP Holdings Acquisition, LLC (EIP Holdings Acquisition), a Delaware limited liability company owned by the Company and Cantor. In connection with this purchase, the Company contributed to EIP Holdings Acquisition a 4.75% interest in TP Holdings and its entire 4.97% interest in TradeSpark. Cantor contributed its existing 28.19% interest in TradeSpark along with their 28.33% interest in TP Holdings. The Company retained a 0.25% interest in TP Holdings. The Company also contributed $360,000, or 15%, of the $2.4 million of the cash consideration. The Company serves as the Managing Member of EIP Holdings Acquisition and will receive 15%, and Cantor will receive 85%, of all profits and losses and liquidation value of EIP Holdings Acquisition. As the 99.75% owner of TP Holdings, TradeSpark's general partner, EIP Holdings Acquisition is consolidated by Cantor given Cantor's 85% interest in all profits and losses. EIP Holdings Acquisition, the Company and Cantor have each appointed one member to TP Holdings' three-member management committee. As a part of the acquisition of the remaining 66.67% interest in TradeSpark they did not already own, EIP Holdings Acquisition acquired all of the outstanding shares of eSpeed's Series A and Series B preferred stock. The Company received all right, title and interest in and to all these shares of the Company's Series A and Series B preferred stock owned by the EIPs directly or indirectly through their interest in EIP Holdings. These 5,500,000 shares of Series A preferred stock and 2,500,000 shares of Series B preferred stock were distributed to

eSpeed by EIP Holdings Acquisition in March 2004 and retired by the Company's board of directors. eSpeed accounted for this transaction as a treasury stock acquisition, funded in part by its parent, Cantor, and a retirement of such stock, both at the amount of value ascribed to such shares in conjunction with the acquisition of the 66.67% interest in TradeSpark. Since the cost of acquisition of TradeSpark was less than the value of the net assets of TradeSpark (including the preferred stock), the excess was allocated as a reduction of the non-current assets pursuant to SFAS 141, resulting in no cost allocated to the preferred stock. The net effect of (a) the treasury stock acquisition and retirement and (b) the implied capital contribution from Cantor was to decrease preferred stock and increase additional paid in capital by $80,000, representing the par value of the 5,500,000 shares of Series A preferred stock and the 2,500,000 shares of Series B preferred stock, with no gain recognized. Currently, EIP Holdings Acquisition owns 99.5% of TradeSpark and 99.75% of TP Holdings. TP Holdings, which owns 0.5% of TradeSpark, is 99.75% owned by EIP Holdings Acquisition and 0.25% by eSpeed. The Company's percentage ownership interest in TradeSpark before and after this transaction, through both direct and indirect investments, was 5.0% and 15.0%, respectively.

The Company's net loss from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $62,000, $223,000 and $213,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 amount includes the Company's $110,462 share of the gain recognized for the negative goodwill recorded on the acquisition of EIP Holdings by EIP Holdings Acquisition.

Freedom:    The Company and Cantor formed a limited partnership (the LP) to acquire an interest in Freedom International Brokerage (Freedom), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company. In April 2001, the Company contributed 310,769 shares of its Class A common stock, valued at approximately $7.0 million, to the LP as a limited partner, which entitles the Company to 75.0% of the LP's capital interest in Freedom. The Company shares in 15.0% of the LP's cumulative profits but not in cumulative losses. Cantor contributed 103,588 shares of the Company's Class A common stock as the general partner. Cantor is allocated all of the LP's cumulative losses or 85.0% of the cumulative profits. The LP exchanged the 414,357 shares for a 66.7% interest in Freedom. As more fully discussed in Note 11, the Company also issued certain warrants in relation to this investment.

The Company has also entered into a technology services agreement with Freedom pursuant to which the Company provides the technology infrastructure for the transactional and technology related elements of the Freedom marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace. In general, if a transaction is fully-electronic, the Company receives 65% of the aggregate transaction revenues and Freedom receives 35% of the transaction revenues. If Freedom provides voice-assisted brokerage services with respect to a transaction, then the Company receives 35% of the revenues and Freedom receives 65% of the revenues.

For the years ended December 31, 2004, 2003, and 2002, the Company's share of Freedom's net income (loss) was approximately ($54,000), $17,000, and $51,000, respectively.

11.    Business Partner and Non-Employee Transactions

The amortization expense for the issuance of business partner and non-employee securities was as follows:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Freedom warrants	$300	$1,196	$1,196
Deutsche Bank warrants	—	(178)	429
UBS warrants	469	1,013	434
Non-employee stock options	87	136	—
Total	$856	$2,167	$2,059

Freedom:    In connection with the Company's investment discussed in Note 10, the Company issued fully vested, nonforfeitable warrants to purchase 400,000 shares of its Class A common stock at an exercise price per share of $22.43 to provide incentives over the three-year period ending April 2004 to the other Freedom owner participants to migrate to the Company's fully-electronic platform. The Company recorded additional paid-in capital and unamortized expense of business partner securities of approximately $3.6 million in 2001, representing the value of the warrants. The warrants have been fully amortized during 2004.

Deutsche Bank:    In connection with an agreement with Deutsche Bank, AG (Deutsche Bank), the Company previously sold Series C Redeemable Convertible Preferred Stock (Series C Preferred) to Deutsche Bank. On July 30th of each year of the five-year agreement in which Deutsche Bank fulfills its liquidity and market making obligations for specified products, one-fifth of such Series C Preferred would have automatically converted into warrants to purchase shares of the Company's Class A common stock.

Deutsche Bank was deemed to have fulfilled its obligations under the agreement for the twelve months ended July 31, 2002 and accordingly, a warrant to purchase 150,000 shares of the Company's Class A common stock was issued by the Company. The Company informed Deutsche Bank that it was not in compliance with the agreement for the twelve months ended July 31, 2003 and that a warrant would not be issued for such period. As a result, the Company reversed the amortization expense recorded since August 2002 for such warrant.

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

UBS:    In connection with an agreement between eSpeed, certain Cantor entities and certain UBS entities, the Company previously issued to UBS Americas Inc. (successor by merger to UBS USA Inc.) (UBS) a warrant to purchase 300,000 shares of its Class A common stock (the Warrant Shares). The warrant has a term of 10 years from August 21, 2002 and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and nonforfeitable, and is exercisable nine years and six months after issuance, subject to acceleration upon the satisfaction by UBS of certain commitment conditions. On August 21, 2002, the Company recorded additional paid in capital and unamortized expense of business partner securities of $2.2 million, representing the fair value of the Warrant Shares.

UBS failed to comply with the commitment condition for the period August 1, 2002 to July 31, 2003. Commencing October 1, 2003, the UBS Agreement was renegotiated to facilitate UBS's ability to meet the commitment condition going forward, to extend the term by one year to July 31, 2005 and to provide for a revised acceleration schedule (the Revised Agreement). The Revised Agreement provides for acceleration of 125,000 warrant shares on October 1, 2003, of which warrants to purchase 75,000 shares of our Class A common stock were exercised by UBS in October 2003, and acceleration of the remaining 175,000 warrant shares in seven equal tranches of 25,000 shares each quarter, commencing with the quarter ending January 31, 2004, subject to the satisfaction by UBS of the revised commitment conditions set forth in the Revised Agreement. We have notified UBS that it failed to comply with the commitment conditions for each of the five quarters commencing November 1, 2003 and ending January 31, 2005 and that it is not entitled to acceleration of the first 125,000 warrant shares. On December 31, 2004, the unamortized expense of such business partner securities was approximately $0.3 million, which the Company will amortize on a straight-line basis until July 31, 2005.

12.    Related Party Transactions

Cash and cash equivalents at December 31, 2004 and 2003 included $189.8 million and $173.2 million, respectively, of reverse repurchase agreements, which are transacted on an overnight basis with Cantor. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are held under a custodial arrangement with a third party bank and are not permitted to be resold or repledged. The fair value of such collateral at December 31, 2004 and 2003 totaled $200.6 million and $175.0 million, respectively.

Under our Amended and Restated Joint Services Agreement with Cantor and services agreements with TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and BGC, TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully-electronic transactions, we receive 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. We and Municipal Partners, LLC, each receive 50% of the fully-electronic revenues related to municipal bonds and we and CO2e.com, LLC, each receive 50% of the fully-electronic revenues. In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues, in the case of BGC transactions, and 35% of the transaction revenues, in the case of TradeSpark or Freedom transactions. In the case of CO2e.com, LLC we receive 50% of CO2e.com, LLC, fully-electronic revenues and 15% of the voice-assisted and open outcry revenues until December 31, 2003, and 20% of voice-assisted and open outcry revenues thereafter. In addition, we receive 25% of the net revenues from Cantor's gaming business. With respect to an eSpeed equity order routing business conducted for Cantor, we and Cantor each receive 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. Any eSpeed equity order routing business that is not conducted for Cantor will be treated generally as a fully-electronic transaction, and we will receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues.

Under those services agreements, the Company has agreed to provide Cantor, BGC, TradeSpark, Freedom, MPLLC and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, BGC, TradeSpark, Freedom and MPLLC the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. These services are provided to CO2e at no additional cost other than the revenue sharing arrangement set forth above. In exchange for a 25% share of the net revenues from Cantor's gaming businesses, the Company is obligated to spend and does not get reimbursed for the first $750,000 each quarter of the costs of providing support and development services for such gaming businesses. With respect to the eSpeed equity order routing business, conducted for Cantor, the Company and Cantor each receive 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. In addition, any eSpeed equity order routing business that is not conducted for Cantor will be treated generally as a fully-electronic transaction, and the Company will receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues.

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

In January 2005, our Audit Committee and Board of Directors authorized our management to enter into amendments or modifications to the Joint Services Agreement which provide for a division of revenue between us and BGC or Cantor with respect to all products other than benchmark U.S. treasury securities, spot foreign exchange or European Government Bonds which become electronically traded in the future. Although we have not entered into any such modifications to date, we may receive no less than 50% of the net revenues for such products for a period of four years from the date a customer of BGC enters an order on our eSpeed® system for such products, or four years from the date of the amendment in the case of products which are currently voice-assisted for BGC customers. At the end of such four year period, the revenue share shall revert to a payment to eSpeed of 65% of the net revenues for such products. Net revenues shall be calculated after deduction of all BGC brokerage commissions and other broker compensation expense. Our Audit Committee has also authorized our management to pay directly to BGC or Cantor brokers up to 10% of increased gross revenue on increased electronic trading on our eSpeed® system by customers of such brokers in certain products. These payments are intended to incenticize voice brokers to encourage additional electronic trading on our eSpeed® system by their customers and are solely in the discretion of our management. We have further entered into an arrangement with Cantor with respect to a revenue share regarding FX. The Joint Services Agreement was clarified to provide that the 35%/65% revenue share between eSpeed and Cantor shall be paid after payment of the revenue share amount to certain participants on the FX platform and after payment of fees relating to clearance, settlement and fulfillment services provided by Cantor. Such clearing and settlement fees shall be shared 65%/35% in the event that the average cost of such services exceeds the average costs associated with clearing and settling cash transaction in U.S. Treasuries.

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term, which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the years ended December 31, 2004, 2003 and 2002 totaling $13.2 million, $10.4 million and $9.1 million, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are not the result of arm's-length negotiations because Cantor controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. As of December 31, 2004 and 2003, receivables from Tradespark, Freedom and MPLLC totaled approximately $1.0 million and $1.4 million, respectively, and are included in receivable from related parties in the consolidated statements of financial condition.

See also Note 3 to the consolidated financial statements for transactions related to the September 11 Events.

13.    Capitalization

The rights of holders of shares of Class A and Class B common stock are substantially identical, except that holders of Class B common stock are entitled to 10 votes per share, while holders of Class A common stock are entitled to one vote per share. Additionally, each share of Class B common stock is convertible at any time, at the option of the holder, into one share of Class A common stock.

On March 13, 2001, the Company and selling stockholders, including CFS, completed a secondary offering of 7,135,000 shares of the Company's Class A common stock to the public at $20.00 per share. Of the Class A common stock offered, the Company sold 2,500,000 shares, and the selling stockholders, principally CFS, sold 4,635,000 shares. Proceeds to the Company, net of underwriting discounts, but before offering expenses of approximately $1.9 million, totaled $47.8 million. On April 11, 2001, CFS sold an additional 250,000 shares of Class A common stock in connection with the exercise of the underwriters' over-allotment option.

During the years ended December 31, 2004, 2003 and 2002, the Company issued 225,617, 838,202 and 224,010 shares, respectively, of Class A common stock related to the exercise of employee stock options, which is more fully discussed in Note 15.

During the years ended December 31, 2003 and 2002, the Company issued 7,439, and 5,814 shares, respectively, of Class A common stock related to employee contributions to the eSpeed Stock Fund, which is more fully discussed in Note 17. There were no issuances during 2004.

During the year ending December 31, 2003, the Company repurchased 186,399 shares of its Class A common stock for a total of $2.1 million under its repurchase plan. The Company's board of directors has authorized the repurchase of up to an additional $40.0 million of outstanding Class A common stock. During the year ending December 31, 2004 eSpeed repurchased approximately 2.9 million shares of the Company's stock for a total of $31.9 million in cash, at an average price of $11.00. The Company has $87.6 million remaining from its $100 million buyback authorization. From January 1, 2005 to March 14, 2005, the Company repurchased approximately 0.7 million shares of its Class A common stock for approximately $5.8 million.

In 2004 and 2003, the Company issued 50,000 shares and 75,000 shares, respectively, of Class A common stock in connection with the exercise of warrants by UBS, which is more fully discussed in Note 11.

In March 2004, the Company retired all outstanding shares of Series A and Series B Preferred Stock.

76

14.    Long-Term Incentive Plan

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

During December 2004, the Company granted eligible employees approximately 103,000 shares of restricted stock units with a market value at the date of grant of $1.2 million. The restricted stock units are payable in shares of the Company's common stock upon vesting which is one year from date of grant. The market value of the restricted stock units at the date of grant was recorded as unearned compensation in the statement of stockholders' equity. The Company records compensation expense for the amortization of the restricted stock units based on the one-year vesting period. Compensation expense for 2004 was $0.1 million.

In connection with the acquisition of ECCO as discussed in Note 6, the Company will issue approximately 180,000 shares of its Class A common stock to certain employees of ECCO subject to the terms of the purchase agreement. The market value of these shares was approximately $1.8 million using an average market price of $9.99. The average market price was based on the average closing price for a range of trading days preceding the closing date of the acquisition. The market value of these shares was recorded as unearned compensation in the statement of stockholders' equity. Compensation expense will be recognized over the vesting period ranging from one to three years. Compensation expense for 2004 was approximately $0.2 million.

15.    Options and Warrants

Issued in Connection with the Long-Term Incentive Plan:    During the years ended December 31, 2004, 2003 and 2002, respectively, the Company issued options to purchase 3,638,500, 2,290,610 and 2,471,050 shares of Class A common stock to employees pursuant to the LT Plan. The exercise prices for these options equaled the value of the Company's Class A common stock on the date of each award. The options generally vest ratably and on a quarterly basis over four or five years from the grant date.

Issued in Connection with Acquisitions, Investments and Business Partner Transactions:    As discussed in Note 11, on July 30, 2002, 150 shares of Series C Redeemable Convertible Preferred Stock held by Deutsche Bank automatically converted into a right to 150,000 warrants to purchase the Company's Class A common stock.

As discussed in Note 11, in August 2002, the Company issued to UBS warrants to purchase 300,000 shares of the Company's Class A common stock at an exercise price equal to $8.75 per share. UBS exercised warrants to purchase 50,000 and 75,000 shares during 2004 and 2003, respectively.

The following table summarizes changes in all of the Company's stock options and warrants for the years ended December 31 2004, 2003 and 2002:

	eSpeed and Cantor employee options	Warrants and Other Options	Total	Weighted Average Exercise Price
Balance, January 1, 2002	13,227,329	1,883,332	15,110,661	$19.76
Granted	2,471,050	450,000	2,921,050	13.13
Exercised	(224,010)	—	(224,010)	5.19
Canceled	(78,771)	—	(78,771)	8.81
Balance, December 31, 2002	15,395,598	2,333,332	17,728,930	$18.90
Granted	2,290,610	45,804	2,336,414	19.69
Exercised	(838,202)	(75,000)	(913,202)	12.18
Canceled	(189,133)	—	(189,133)	11.86
Balance, December 31, 2003	16,658,873	2,304,136	18,963,009	$19.39
Granted	3,638,500	—	3,638,500	13.31
Exercised	(225,617)	(50,000)	(275,617)	8.44
Canceled	(3,456,997)	(135,000)	(3,591,997)	22.69
Balance, December 31, 2004	16,614,759	2,119,136	18,733,895	$17.74

The following table provides further details relating to all of the Company's stock options and warrants outstanding as of December 31, 2004:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$5.10 to $12.00	4,929,362	$7.78	8.1	2,046,769	$5.65
$12.01 to $18.00	5,862,644	15.13	7.2	4,790,794	15.58
$18.01 to $27.25	6,071,022	21.97	5.8	6,038,950	21.98
$27.26 to $40.02	1,709,117	34.63	4.4	375,785	32.60
$40.03 to $77.00	161,750	45.50	3.8	161,750	45.50
	18,733,895	$17.74	6.7	13,414,048	$17.79

16.    Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net income for basic and diluted earnings per share	$25,850	$36,096	$41,966
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	54,978	55,345	54,991
Diluted effect of:
Stock options	1,281	2,051	1,729
Restricted stock grants	12	—	—
Business partner securities	47	103	64
Weighted average shares used in diluted computation	56,318	57,499	56,784
Earnings per share:
Basic	0.47	0.65	0.76
Diluted	0.46	0.63	0.74

Effective April 1, 2003, the Company started recording income taxes. During 2002 income taxes were minimal due to the benefit of a net operating loss carry forward. As a result, in applying the treasury stock method in 2003, the assumed proceeds of stock option exercises were computed as the sum of (i) the amount the employees paid on exercise and (ii) the amount of tax benefits associated with employee stock options exercised that were credited to additional paid-in capital. Prior to April 1, 2003, the Company excluded such tax benefits in assumed proceeds of stock option exercises, thereby increasing the dilutive effect of securities accordingly.

At December 31, 2004, 2003 and 2002, approximately 8.9 million, 16.8 million and 15.9 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

17.    Deferred Compensation Plan

Employees of the Company are eligible to participate in the eSpeed, Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates (the Plan), whereby eligible employees may elect to defer a portion of their salaries by directing the Company to contribute to the Plan.

The Plan is available to all employees of the Company meeting certain eligibility requirements and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employee contributions are directed to one or more investment funds, one of which, beginning in 2000, invests in the Company's Class A common stock (the eSpeed Stock Fund). The Company will match contributions to the eSpeed Stock Fund annually with up to $3,000 of the Company's Class A common stock per participant. In 2005, 2004 and 2003, the Company contributed 14,896, 6,670, and 7,439 shares, respectively, of its Class A common stock relating to employee contributions to the eSpeed Stock Fund. The administration of the Plan is performed by CFLP. The Company pays its proportionate share of such administrative costs under the Administrative Services Agreement.

18.    Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At December 31, 2004, eSpeed Government Securities, Inc.'s liquid capital of $115,457,269 was in excess of minimum requirements by $115,432,269. Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2004, eSpeed Securities, Inc. had net capital of $79,886,866, which was $79,880,180 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .001 to 1.

As of December 31, 2004, the Company's regulated subsidiaries have no third party restrictions on their ability to transfer net assets to their parent company, eSpeed, Inc., except for the minimum liquid capital and net capital requirements for eSpeed Government Securities, Inc. and eSpeed Securities, Inc., which respectively were $25,000 and $6,686. Both of these amounts were deemed immaterial per the requirements of SEC Rule 5-04 of The Exchange Act of 1934.

The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

19.    Segment and Geographic Information

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

	For the years ended December 31,
	2004	2003	2002
(in thousands)
Transaction revenues:
Europe	$30,215	$27,751	$24,317
Asia	2,028	2,112	2,580
Total Non Americas	32,243	29,863	26,897
Americas	98,761	100,195	78,884
Total	$131,004	$130,058	$105,781

	December 31,
(in thousands)	2004	2003
Long lived assets: (a)
Europe	$15,765	$4,777
Asia	387	328
Total Non Americas	16,152	5,105
Americas	34,453	29,362
Total	$50,605	$34,467

(a)	Represents fixed assets, net.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b) Management's Report on Internal Control over Financial Reporting

Our management's report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

(c) Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information as of February 15, 2005 regarding our directors and executive officers.

Name	Age	Title
Howard W. Lutnick.	43	Chairman of the Board and Chief Executive Officer
Lee M. Amaitis.	55	Vice Chairman; Director
Kevin Foley	44	President; Director
John H. Dalton	63	Director (1)(2)
William J. Moran	63	Director (1)(2)
Henry ("Hank") Morris	51	Director (1)
Albert M. Weis	78	Director (1)(2)
Stephen M. Merkel	46	Executive Vice President; General Counsel; Secretary
Paul Saltzman	44	Chief Operating Officer
Jay Ryan	42	Interim Chief Financial Officer

(1)	Non-employee director

(2)	Member of the Audit and Compensation Committees

Each director shall serve until our next annual meeting of stockholders and each executive officer shall serve at the pleasure of our board of directors.

Howard W. Lutnick.    Mr. Lutnick has been our Chairman of the Board of Directors and Chief Executive Officer since June 1999 and was our President from September 2001 to May 2004. Mr. Lutnick joined Cantor Fitzgerald, L.P. in 1983 and has served as President and Chief Executive Officer of Cantor since 1992. Mr. Lutnick's company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Managers of Haverford College, the Board of Directors of the Zachary and Elizabeth M. Fisher Center for Alzheimer's Disease Research at Rockefeller University, the Executive Committee of the Intrepid Museum Foundation's Board of Trustees and the Board of Directors of the Solomon Guggenheim Museum Foundation.

Lee M. Amaitis.    Mr. Amaitis has been our Vice Chairman since May 2004 and was our Global Chief Operating Officer and director since September 2001. Mr. Amaitis has been Executive Managing Director of eSpeed International Limited since December 1999; and since October 1, 2004, has been Chairman and Chief Executive Officer of BGC. Mr. Amaitis has also been President and Chief Executive Officer of Cantor Fitzgerald International and Cantor Fitzgerald Europe since March 1995. Prior to joining Cantor, Mr. Amaitis was Managing Partner and Senior Managing Director of Cowen Government Brokers from April 1991 to February 1995 and was Manager MBS and Limited Partner of Cowen & Co. from February 1989 to April 1991.

Kevin Foley.    Mr. Foley has been our President and a director since May 2004. Prior to joining us, Mr. Foley served as Chief Executive Officer of Bloomberg Tradebook, LLC, a global institutional electronic brokerage he founded in 1995. Mr. Foley also served as Global Head of Electronic Marketing and as Global Head of Foreign Exchange for Bloomberg, where he was responsible for electronic trading applications for equities, fixed income, energy and foreign exchange markets. Prior to joining Bloomberg, Mr. Foley was a U.S. government bond trader for Drexel Burnham Lambert.

John H. Dalton.    Mr. Dalton has been our director since February 2002. In January 2005, Mr. Dalton became the President of the Housing Policy Council of the Financial Services Roundtable, a trade association and lobbying organization comprised of large financial services companies. Mr. Dalton was President of IPG Photonics Corp., a company that designs, develops and manufactures a range of advanced amplifiers and lasers for the telecom and industrial markets, from September 2000 to December 2004.From May 1999 to June 2000, Mr. Dalton was Chairman and Chief Executive Officer of EPCAD Systems, a company that researches and develops electroplasma technology for the metals industry. Mr. Dalton served as Secretary of the Navy from July 1993 to November 1998. Mr. Dalton serves on the Board of Directors of TransTechnology Corp. and Fresh Del Monte Produce Inc.

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

Albert M. Weis.    Mr. Weis has been our director since 2002. Mr. Weis has been President of A.M. Weis & Co., Inc., a money management company, since 1976. Mr. Weis was Chairman of the New York Cotton Exchange from 1997 to 1998, 1981 to 1983 and 1977 to 1978. From 1998 to 2000, Mr. Weis was Chairman of the New York Board of Trade. From 1996 to 1999, Mr. Weis was a director and chairman of the audit committee of Synetic, Inc. and, from 1999 to 2001, he was a director and chairman of the audit committee of Medical Manager Corporation (successor to Synetic, Inc.).

Stephen M. Merkel.    Mr. Merkel has been our Executive Vice President, General Counsel and Secretary since September 2001 and was our Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel was our director from September 2001 until October 2004. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. Mr. Merkel serves as a director and Secretary of the Cantor ExchangeSM. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was associated with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is on the Board of Directors of Freedom International Brokerage Company and is on the Management Committee of TradeSpark, L.P.

Jay Ryan.    Mr. Ryan has been our Interim Chief Financial Officer since May 2004. Prior to joining us, Mr. Ryan served at Goldman Sachs & Company as a Managing Director. At Goldman Sachs & Company, Mr. Ryan served as Global Head of Product Control from January 2000 to December 2001 and as Assistant Controller from January 2000 to May 2004. Mr. Ryan was a staff auditor for Arthur Andersen & Co. prior to being employed by Goldman Sachs & Company.

Paul Saltzman.    Mr. Saltzman has been our Chief Operating Officer since June 2004. Prior to joining us, from 1995 to June 1, 2004, Mr. Saltzman was the Executive Vice President and General Counsel for The Bond Market Association, the trade association for the fixed income industry. Mr. Saltzman served as in-house counsel for Greenwich Capital Markets from 1994 to 1995 and Kidder, Peabody & Co. from 1990 to 1994, and from 1985 to 1990, was an attorney for New York and Washington, D.C.-based law firms.

Committees of the Board

Our Board of Directors has an Audit Committee. The members of the Audit Committee are presently Messrs. Dalton, Moran (Chairman) and Weis, all of whom qualify as "independent" in accordance with the published listing requirements of The NASDAQ Stock Market. In addition, as further required by the NASDAQ rules, our Board of Directors has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The members of the Audit Committee also each qualify as "independent" under special standards established by the U.S. Securities and Exchange Commission (SEC) for members of audit committees, and the Audit Committee includes at least one member who is determined by our Board to meet the qualifications of an "audit committee financial expert" in accordance with SEC rules, including that the person meets the relevant definition of an "independent" director. William Moran and Albert Weis are independent directors who have been determined to be audit committee financial experts.

Our Board of Directors has a Compensation Committee. The members of the Compensation Committee are presently Messrs. Dalton, Moran and Weis (Chairman), all of whom are non-employee directors. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering our stock option and stock purchase plan.

Nominating Process

Our Board of Directors does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. As a result, all directors participate in the consideration of director nominees that are recommended for selection by a majority of the independent directors as defined by the NASDAQ rules. The Board of Directors believes that such participation of all directors is appropriate given the size of the Board of Directors and the level of participation of our independent directors in the nomination process. The Board of Directors will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors and, absent special circumstances, the Board of Directors will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a proposal for a director candidate should follow the instructions set forth in the section below entitled "Stockholder Proposals".

The Board of Directors considers the following minimum criteria when reviewing a director nominee: (1) director candidates must have the highest character and integrity, (2) director candidates must be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) director candidates must possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) director candidates must have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director, and (5) director candidates must have the capacity and desire to represent the best interests of our stockholders. The Board of Directors screens candidates, does reference checks and conducts interviews, as appropriate. The Board of Directors does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.

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

Based solely on our review of the copies of such forms received by us with respect to fiscal 2004, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

CODE OF ETHICS AND WHISTLEBLOWER PROCEDURES

In 2004, we adopted the eSpeed Code of Business Conduct and Ethics (the Code of Ethics), a code of ethics that applies to our Board of Directors, Chief Executive Officer, Chief Financial Officer, other executive officers and our other employees. The Code of Ethics is publicly available on our website at

www.espeed.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our principal executive officer, principal financial or accounting officer or controller, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal auditing controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The General Counsel and the Chairman of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures.

ITEM 11.    EXECUTIVE COMPENSATION

The following table provides certain summary information concerning all compensation earned for the year ended December 31, 2004, the year ended December 31, 2003 and the year ended December 31, 2002 by our Chief Executive Officer and each of our four most highly compensated executive officers serving as of December 31, 2004 (collectively, the Named Executive Officers):

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)		Securities Underlying Options (#)		Other Compensation ($) (4)
Howard W. Lutnick	2004	$1,000,000		$0		1,000,000		—
Chairman and Chief Executive Officer	2003	400,000		600,000		1,000,000		—
	2002	400,000		600,000		1,000,000		$3,000
Lee M. Amaitis	2004	900,000		0		250,000		—
Vice Chairman	2003	450,000		500,000		200,000		—
	2002	400,000		500,000		200,000		—
Kevin Foley	2004	600,000	(1)	400,000		875,000	(3)	—
President	2003	—		—		—		—
	2002	—		—		—		—
Stephen M. Merkel	2004	600,000		150,000		100,000		—
Executive Vice President, General Counsel	2003	250,000		500,000		100,000		—
and Secretary	2002	250,000		450,000		100,000		3,000
Paul Saltzman	2004	291,666	(2)	400,000	(2)	350,000	(3)	—
Chief Operating Officer	2003	—		—		—		—
	2002	—		—		—		—

(1)	Amount paid in 2004 based on hire date of May 1, 2004 at an annual salary of $900,000 pursuant to employment agreement.

(2)	Amount paid in 2004 based on hire date of June 1, 2004 and annual salary of $500,000 and guaranteed bonus of $300,000 for 2004, and sign-on bonus of $50,000 pursuant to employment agreement.

(3)	On their respective start dates, Kevin Foley was granted 500,000 options and Paul Saltzman was granted 200,000 options. The remaining options were granted on December 20, 2004.

(4)	Consists of matching contributions by us under our Deferral Plan.

The following table sets forth the options granted during 2004 to, and the value of the options held on December 31, 2004 by, our Named Executive Officers. There were no SARs granted during 2004 to any of our Named Executive Officers.

Option Grants in Last Fiscal Year
Individual Grants

Name	Number of Shares Underlying Options Granted		Percentage of Total Options Granted to Employees in 2004	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value ($)(2)
Howard W. Lutnick.	1,000,000	(1)	27%	$13.00	12/20/2014	$4,980,000
Lee M. Amaitis	250,000	(1)	7%	$11.47	12/20/2014	$1,347,500
Kevin Foley	375,000	(1)	10%	$11.47	12/20/2014	$2,021,250
	500,000	(1)	14%	$17.43	4/29/2014	$3,535,000
Stephen M. Merkel.	100,000	(1)	3%	$11.47	12/20/2014	$539,000
Paul Saltzman	150,000	(1)	4%	$11.47	12/20/2014	$808,500
	200,000	(1)	5%	$17.67	5/3/2014	$1,434,000

(1)	The options vest quarterly over a four-year period from the date of grant.

(2)	The present value of the options was estimated using a modified Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 3%, no expected dividends, expected stock price volatility of 57% and assumed to be exercised after approximately 3 years.

The following table provides information, with respect to the Named Executive Officers, concerning options held as of December 31, 2004. There were no SARs held at fiscal year end by any of the Named Executive Officers.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-The- Money Options at Fiscal Year End($)(1)
			Exercisable	Unexercisable*	Exercisable	Unexercisable*
Howard W. Lutnick	—	—	5,750,000	1,375,000	$8,178,750	$2,726,250
Lee M. Amaitis	—	—	868,750	243,750	1,045,063	816,563
Kevin Foley	—	—	500,000	375,000	—	337,500
Stephen M. Merkel	40,000	828,200	460,000	150,000	436,200	453,500
Paul Saltzman	—	—	200,000	150,000	—	135,000

* Does not reflect acceleration of vesting of options on March 8, 2005.

(1)	Based on the last reported price of $12.37 for our Class A common stock on December 31, 2004.

On December 20, 2004, the Compensation Committee accelerated the vesting period for all previously issued options having an exercise price of $11.47 per share or more. On March 8, 2005, our Board of Directors accelerated the vesting of an additional 3.0 million shares unvested "out-of-the-money" stock options having an exercise price of $8.72 or higher that were previously awarded.

Employment Agreements

We entered into an employment agreement with Kevin Foley, our President, dated April 23, 2004 (the Foley Agreement). The Foley Agreement provides for Mr. Foley to serve us as our President for a term beginning on May 3, 2004 and ending on December 31, 2006. The Foley Agreement provides for an annual base salary of $900,000. In addition, it provides for a bonus payment (i) in 2004 of between $600,000 and $900,000 and (ii) in each of 2005 and 2006 of at least $600,000, subject in each such year to our achievement of certain operating earnings milestones. The Foley Agreement also provides that Mr. Foley shall receive options to purchase 500,000 shares of our Class A Common Stock in accordance with the terms of our 1999 Long-Term Incentive Plan. These option shares were granted to Mr. Foley on May 3, 2004 at an exercise price of $17.43 per share and vest in equal installments every quarter for four years after the date of grant; provided that all such option shares become fully vested and exercisable upon the death of Mr. Foley while employed.

We entered into an employment agreement with Paul Saltzman, our Chief Operating Officer, dated April 29, 2004 (the Saltzman Agreement). The Saltzman Agreement provides for Mr. Saltzman to serve us in such capacity for a term beginning on May 24, 2004 and ending on December 31, 2006. The Saltzman Agreement provides for a signing bonus of $50,000, an annual base salary of $500,000, and a bonus payment of $300,000 in each of 2004, 2005 and 2006. The Saltzman Agreement also provides that Mr. Saltzman shall receive options to purchase 200,000 shares of our Class A Common Stock in accordance with the terms of our 1999 Long-Term Incentive Plan. These options shares were granted to Mr. Saltzman on April 29, 2004 at an exercise price of $17.67 per share and vest in equal installments every quarter for four years after the date of grant; provided that all such option shares become fully vested and exercisable upon the death of Mr. Saltzman while employed.

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as directors. On October 20, 2004, we granted options to purchase 10,000 shares of Class A common stock to each of John H. Dalton, William J. Moran, Henry Morris and Albert Weis as compensation for their service as directors. All options were granted at an exercise price per share equal to $9.82, which was the price of our Class A common stock on October 20, 2004. These options vest in three equal installments beginning on the first of three semi-anniversaries of the date of grant. Under our current policy, each of our non-employee directors is granted an option to purchase 30,000 shares of our Class A common stock in connection with his initial election to our board and an option to purchase 10,000 shares of our Class A common stock each year he serves as a director thereafter. In addition, non-employee directors receive annual compensation of $25,000. They also receive cash compensation of $2,000 for each meeting of our board of directors and $1,000 for each meeting of a committee of our board of directors actually attended, whether in person, by telephone or otherwise. However, none of our non-employee directors will be paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors also are reimbursed for out-of-pocket expenses incurred in attending meetings of our board of directors or committees of our board of directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors consists of Messrs. Dalton, Moran and Weis. All of the members of our Compensation Committee are non-employee directors and are not former officers. During 2004, none of our executive officers served as a member of the board of directors or on the compensation committee of a corporation where any of its executive officers served on our Compensation Committee or on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

By Management.    The following table sets forth certain information, as of March 8, 2005, with respect to the beneficial ownership of our common equity by: (i) each director; (ii) each of the Executive Officers; and (iii) all executive officers and directors as a group. Each person listed below can be reached at our headquarters located at 135 East 57th Street, New York, NY 10022. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of Class A common stock for purposes of this table.

Beneficial Ownership (1)
	Class A common stock				Class B common stock
Name	Shares		%		Shares		%
Howard Lutnick	31,041,350	(2)	51.9	%(3)	22,139,270	(4)	100%
Lee M. Amaitis	1,145,699	(5)	3.6	%(6)	—		—
Kevin Foley	875,000	(7)	2.8	%(8)	—		—
Stephen M. Merkel	590,572	(9)	1.9	%(10)	—		—
Paul Saltzman	352,200	(11)	1.1	%(12)	—		—
William J. Moran	96,000	(13)		*	—		—
John H. Dalton	52,200	(14)		*	—		—
Albert M. Weis	66,000	(15)		*	—		—
Henry Morris	50,000	(16)		*	—		—
Jay Ryan	50,000	(17)		*	—		—
All executive officers and directors as a group (10 persons), (2) (5) (7) (9) (11) (13) (14) (15) (16) (17)	34,319,021		54.5	%(18)	22,139,270		100%

* Less than 1%

(1)	Based upon information supplied by officers and directors, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act).

(2)	Consists of (1) 6,843,750 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005, (2) 2,641,470 shares of Class B common stock held by Cantor Fitzgerald, L.P., (3) 19,497,800 shares of Class B common stock held by Cantor Fitzgerald Securities, (4) 537,333 shares of Class A common stock held by Cantor Fitzgerald Securities, (5) 387,469 shares of Class A common stock held by CF Group Management, Inc., (6) 955,923 shares of Class A common stock held directly by Mr. Lutnick, (7) 2,016 shares of Class A common stock held in Mr. Lutnick's 401(k) account and (8) 175,589 shares of Class A common stock held by a trust for the benefit of descendants of Mr. Lutnick, of which Mr. Lutnick's wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. and Mr. Lutnick is the President and sole stockholder of CF Group Management, Inc.

(3)	Percentage based on (1) 30,837,294 shares of Class A common stock outstanding on March 8, 2005, (2) 22,139,270 shares of Class B common stock outstanding on March 8, 2005 and (3) 6,843,750 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005.

(4)	Consists of (1) 2,641,470 shares of Class B common stock held by Cantor Fitzgerald, L.P., which shares are immediately convertible into shares of Class A common stock and (2) 19,497,800 shares of Class B common stock held by Cantor Fitzgerald Securities. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. and Mr. Lutnick is the President and sole stockholder of CF Group Management, Inc.

(5)	Consists of (1) 1,042,187 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005 and (2) 103,512 shares of Class A common stock held directly by Mr. Amaitis.

(6)	Percentage based on (1) 30,837,294 shares of Class A common stock outstanding on March 8, 2005 and (2) 1,042,187 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005.

(7)	Consists of (1) 875,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005.

(8)	Percentage based on (1) 30,837,294 shares of Class A common stock outstanding on March 8, 2005 and (2) 875,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005.

(9)	Consists of (1) 572,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005, (2) 14,217 shares of Class A common stock held directly by Mr. Merkel, (3) 1,605 shares of Class A common stock held in Mr. Merkel's 401(k) account and (4) 2,250 shares of Class A common stock beneficially owned by Mr. Merkel's spouse.

(10)	Percentage based on (1) 30,837,294 shares of Class A common stock outstanding on March 8, 2005 and (2) 572,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005.

(11)	Consists of (1) 350,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005 and (2) 2,200 shares of Class A common stock held directly by Mr. Saltzman.

(12)	Percentage based on (1) 30,837,294 shares of Class A common stock outstanding on March 8, 2005 and (2) 350,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005.

(13)	Consists of (1) 93,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005 and (2) 3,000 shares of Class A common stock held directly by Mr. Moran.

(14)	Consists of (1) 50,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005 and (2) 2,200 shares of Class A common stock held directly by Mr. Dalton.

(15)	Consists of (1) 50,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005, (2) 9,000 shares of Class A common stock held directly by Mr. Weis and (3) 7,000 shares of Class A common stock, of which 1,000 shares are beneficially owned by Mr. Weis' spouse, 4,000 shares are held in trust for Mr. Weis' children and 2,000 shares are beneficially owned by Mr. Weis' children.

(16)	Consists of (1) 50,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005.

(17)	Consists of 50,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005.

(18)	Percentage based on (1) 30,837,294 shares of Class A common stock outstanding on March 8, 2005, (2) 22,139,270 shares of Class B common stock outstanding on March 8, 2005 and (3) 9,976,437 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2005.

By Others.    The following table sets forth certain information, as of March 8, 2005, with respect to the beneficial ownership of our common equity by each person or entity known to us to beneficially own more than 5% of our common equity, other than our officers and directors. Unless indicated otherwise, the address of each entity listed is 135 East 57th Street, New York, NY 10022, and each entity listed has sole voting and investment power over the shares beneficially owned. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal amount of number of shares of Class A common stock for purposes of this table.

Beneficial Ownership
	Class A common stock			Class B common stock
Name	Shares		%	Shares	%
Cantor Fitzgerald Securities	20,035,133	(1)	37.8%(2)	19,497,800	88.1%(3)
Cantor Fitzgerald, L.P	22,676,603	(4)	42.8%(5)	22,139,270(6)	100.0%(3)
CF Group Management, Inc	23,064,072	(7)	43.5%(5)	22,139,270(6)	100.0%(3)
Downtown Associates, L.L.C.(7)	3,226,300	(8)	10.5%(9)	—	—

(1)	Consists of (1) 19,497,800 shares of Class B common stock and (2) 537,333 shares of Class A common stock.

(2)	Percentage based on 30,837,294 shares of Class A common stock outstanding on March 8, 2005 and 19,497,800 shares of Class B common stock outstanding on March 8, 2005.

(3)	Based on 22,139,270 shares of Class B common stock outstanding on March 8, 2005.

(4)	Consists of (1) 2,641,470 shares of Class B common stock owned by Cantor Fitzgerald, L.P., (2) 19,497,800 shares of Class B common stock owned by Cantor Fitzgerald Securities and (3) 537,333 shares of Class A common stock held by Cantor Fitzgerald Securities. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities.

(5)	Percentage based on 30,837,294 shares of Class A common stock outstanding on March 8, 2005 and 22,139,270 shares of Class B common stock outstanding on March 8, 2005.

(6)	Consists of (1) 2,641,470 shares of Class B common stock held by Cantor Fitzgerald, L.P. and (2) 19,497,800 shares of Class B common stock held by Cantor Fitzgerald Securities. Cantor Fitzgerald, L.P. is the managing partner of Cantor Fitzgerald Securities. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P.

(7)	Consists of (1) 387,469 shares of Class A common stock held by CF Group Management, Inc., (2) 19,497,800 shares of Class B common stock held by Cantor Fitzgerald Securities, (3) 537,333 shares of Class A common stock held by Cantor Fitzgerald Securities and (4) 2,641,470 shares of Class B common stock held by Cantor Fitzgerald, L.P. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P.

(8)	As set forth in a Schedule 13G filed on February 28, 2005, the address of Downtown Associates, L.L.C. is 674 Unionville Road, Suite 105, Kennett Square, Pennsylvania 19348. Downtown Associates, L.L.C. has sole voting power with respect to 3,226,300 shares, sole dispositive power with respect to 3,226,300 shares and shared dispositive power with respect to 3,226,300 shares of Class A common stock.

(9)	Percentage based on 30,837,294 shares of Class A common stock outstanding on March 8, 2005.

Equity Compensation Plan Information as of December 31, 2004

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Amended and Restated 1999 Long-Term Incentive Plan (approved by security holders)	16,614,759	$16.05	3,435,837
Equity compensation plans not approved by security holders	—	—	—
Total	16,614,759	$16.05	3,435,837

For a description of the Amended and Restated 1999 Long-Term Incentive Plan, see note 13 to our financial statements.

In December 2004, we issued an aggregate of 102,850 restricted stock units under such 1999 Long-Term Incentive Plan to 300 employees. These units shall vest and be payable in shares of our Class A Common Stock.

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

JOINT SERVICES AGREEMENT

Under our Amended and Restated Joint Services Agreement with Cantor dated as of May 12, 2003, and services agreements with TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and Cantor and BGC, TradeSpark, Freedom, Municipal Partners, LLC and CO2e.com, LLC provide voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. Our agreement with Cantor provides for a perpetual term.

REVENUE SHARING ARRANGEMENTS

Under our Amended and Restated Joint Services Agreement with Cantor and services agreements with BGC, TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and Cantor and BGC, TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully-electronic transactions, we receive 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. We and Municipal Partners, LLC, each receive 50% of the fully-electronic revenues related to municipal bonds and we and CO2e.com, LLC, each receive 50% of the fully-electronic revenues. In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues, in the case of Cantor transactions, and 35% of the transaction revenues, in the case of TradeSpark or Freedom transactions. In the case of CO2e.com, LLC we receive 50% of CO2e.com, LLC, fully-electronic revenues and 15% of the voice-assisted and open outcry revenues until December 31, 2003, and 20% of voice-assisted and open outcry revenues thereafter. In addition, we receive 25% of the net revenues from Cantor's gaming business. With respect to an eSpeed equity order routing business conducted for Cantor, we and Cantor each receive 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. Any eSpeed equity order routing business that is not conducted for Cantor will be treated generally as a fully-electronic transaction, and we will receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues.

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

In May 2003, we agreed that to the extent that we market the eSpeed ELITE market data product on behalf of Cantor, Cantor will pay us 20% of the revenues for such product.

In January 2005, our Audit Committee and Board of Directors authorized our management to enter into amendments or modifications to the Joint Services Agreement which provide for a division of revenue between us and BGC or Cantor with respect to all products other than benchmark U.S. Treasury securities, spot foreign exchange or European Government Bonds which become electronically traded in the future. Although we have not entered into any such modifications to date, we may receive no less than 50% of the net revenues for such products for a period of four years from the date a customer of BGC enters an order on our eSpeed® system for such products, or four years from the date of the amendment in the case of products which are currently voice-assisted for BGC customers. At the end of such four year period, the revenue share shall revert to a payment to eSpeed of 65% of the net revenues for such products. Net revenues shall be calculated after deduction of all BGC brokerage commissions and other broker compensation expense. Our Audit Committee has also authorized our management to pay directly to BGC or Cantor brokers up to 10% of increased gross revenue on increased electronic trading on our eSpeed® system by customers of such brokers in certain products. These payments are intended to incentivize voice brokers to encourage additional electronic trading on our eSpeed® system by their customers and are solely in the discretion of our management. We have further entered into an arrangement with Cantor with respect to a revenue share regarding FX. The Joint Services Agreement was clarified to provide that the 35%/65% revenue share between eSpeed and Cantor shall be paid after payment of the revenue share amount to certain participants on the FX platform and after payment of fees relating to clearance, settlement and fulfillment services provided by Cantor. Such clearing and settlement fees shall be shared 65%/35% in the event that the average cost of such services exceeds the average costs associated with clearing and settling cash transaction in U.S. Treasuries.

SOFTWARE SOLUTIONS SERVICES

We provide to Cantor, Freedom, BGC, Municipal Partners, LLC, and CO2e.com, LLC, Software Solutions services, including (1) systems administration; (2) internal network support; (3) support and procurement for desktops of end-user equipment; (4) operations and disaster recovery services; (5) voice and data communications; (6) support and development of systems for clearance, settlement and other fulfillment services; (7) systems support for broker; (8) electronic applications systems and network support and development; and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, BGC and Freedom the actual direct and indirect costs, including overhead, that we incur in performing these services. We charge Municipal Partners, LLC, an amount based on the actual direct and indirect costs, including overhead, of providing such services. These services are provided to CO2e.com, LLC, at no additional cost other than the revenue sharing arrangement set forth above. In exchange for a 25% share of the net revenues from Cantor's gaming businesses, we are obligated to spend and do not get reimbursed for the first $750,000 each quarter of costs of providing support and development services for such gaming businesses.

INTELLECTUAL PROPERTY

Cantor has granted to us a license covering Cantor's patents and patent applications that relate to our eSpeed® system. The license is perpetual, irrevocable, worldwide and royalty free and is exclusive, except in the event that (1) we are unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require us to do so, or we are unable to provide such services or (2) we do not exercise our right of first refusal to provide to Cantor electronic brokerage services with respect to a marketplace, in which events Cantor will have a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. Cantor will cooperate with us, at our expense, in any attempt by us to prevent any third party infringement of our patent rights under the license. Cantor has also granted to us a non- exclusive, perpetual, irrevocable worldwide, royalty-free right and license to use the servicemarks "Cantor Exchange®," "Interactive Matching®," "MOLESM" and "CX®".

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

ADMINISTRATIVE SERVICES AGREEMENT

Under our Administrative Services Agreement with Cantor, Cantor provides certain administrative and management services to us. Cantor makes available to us some of its administrative and other staff, including its internal audit, Treasury, legal, tax, insurance, human resources, facilities, corporate development and accounting staffs. Members of these staffs arrange for our insurance coverage and provide a wide array of services, including administration of our personnel and payroll operations, benefits administration, internal audits, facilities management, promotional sales and marketing, legal, risk management, accounting and tax preparation and other services. We reimburse Cantor for the actual costs incurred by Cantor, plus other reasonable costs, including reasonably allocated overhead and any applicable taxes. We have also entered into arrangements with Cantor under which we have the right to use certain assets, principally computer equipment, from Cantor. These assets may be subject to operating leases with third party leasing companies. We also have arrangements with Cantor under which we share office space provided by them at their offices. Under the Administrative Services Agreement, we provide sales, marketing and public relations services to Cantor. Cantor reimburses us for the actual costs incurred by us, plus other reasonable costs, including reasonably allocated overhead. The Administrative Services Agreement had an initial three-year term, renewed for three successive one-year renewal terms and will continue to renew automatically for successive one-year terms unless canceled by either us or Cantor upon six months' prior notice; provided, however, that our right to use our London office space expires at the earlier of (1) the time Cantor's lease expires in 2016 or (2) until Cantor ceases to be an affiliate of ours and Cantor asks us to vacate.

Pursuant to the Administrative Services Agreement, Cantor is required to obtain for us, among other things, property and casualty insurance of not less than $40 million and business interruption insurance of $25 million. Cantor has procured property insurance coverage for us covering our fixed assets and business interruption insurance of at least these coverage amounts. However, we are listed on this insurance policy as one of several insured parties, together with Cantor and several of its affiliates. This insurance policy is for aggregate amounts in excess of the amounts set forth above. The Administrative Services Agreement does not provide for the allocation of the proceeds among the named insured parties. Insurance proceeds paid to date have been paid to Cantor on behalf of all parties named on the policy, and Cantor has allocated these proceeds among the insured parties. As a result of the terrorist attacks of September 11, 2001 (the September 11 Events), our offices in the World Trade Center were destroyed and we lost 180 of our employees, including many members of our senior management. As of December 31, 2004, we received approximately $20.5 million of property insurance proceeds in settlement for property damage related to the September 11 Events. We are entitled to up to $19.5 million of such amounts as replacement assets are purchased in the future.

We are also party to an administrative services agreement, dated as of November 12, 2004, with two of our broker-dealer subsidiaries, eSpeed Government Securities, Inc. and eSpeed Securities, Inc. Under this agreement, these subsidiaries agree to compensate us for the actual cost (plus reasonable other costs, including reasonably allocated overhead and any applicable taxes) of certain services provided by us to them, including office space, personnel and certain corporate services, including, without limitation, cash management, internal audit, facilities management, legal, payroll, benefits administration and other administrative services. This agreement remains in effect until terminated upon the mutual agreement of all parties.

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

POTENTIAL CONFLICTS OF INTEREST AND COMPETITION WITH CANTOR AND BGC

Various conflicts of interest between us and Cantor and BGC may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. Three of our directors and a majority of our officers also serve as directors, officers and/or partners of Cantor or BGC. Simultaneous service as an eSpeed director or officer and service as a director or officer, or status as a partner, of Cantor or BGC could create or appear to create potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor or BGC. Mr. Lutnick, our Chairman and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor and indirectly of BGC. As a result, Mr. Lutnick controls Cantor and BGC. Cantor owns shares of our Class A common stock and Class B common stock representing approximately 88% of the Total Voting Power of our capital stock. Similarly, our Vice Chairman, Lee Amaitis, is the Chairman and Chief Executive Officer of BGC. Although all related party transactions between eSpeed and Cantor, BGC and related entities are approved by our Audit Committee, Mr. Lutnick's simultaneous service as our Chairman and Chief Executive Officer and his control of Cantor and BGC as well as Mr. Amaitis' simultaneous service with us and BGC could create or appear to create potential conflicts of interest when Mr. Lutnick or Mr. Amaitis is faced with decisions that could have different implications for us and for Cantor or BGC.

Our relationships with Cantor and BGC may result in agreements that are not the result of arm's-length negotiations. As a result, the prices charged to us or by us for services provided under agreements with Cantor or BGC may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be more or less favorable to us than those that we could have negotiated with third parties. However, transactions between us and Cantor, BGC and/or their other affiliates are subject to the approval of a majority of our independent directors. In addition, Cantor can compete with us under certain circumstances.

WILLIAMS AND DYNEGY

On June 5, 2000, each of Williams Energy Marketing & Trading and Dynegy, Inc. purchased a unit consisting of (a) 789,071 shares of our Class A common stock and (b) warrants exercisable for the purchase of up to 666,666 shares of our Class A common stock, for an aggregate purchase price for the unit of $25.0 million. The warrants have a per share exercise price of $35.20, a 10-year term and 25% of the warrants are currently exercisable. The remaining warrants are exercisable commencing on December 5, 2005.

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

TRADESPARK

On September 22, 2000, we made a cash investment in TradeSpark, L.P. (TradeSpark) of $2.0 million in exchange for a 4.97% interest in TradeSpark, and Cantor made a cash investment of $4.3 million in TradeSpark and agreed to contribute to TradeSpark certain assets relating to its voice brokerage business in certain energy products in exchange for a 28.19% interest in TradeSpark. We and Cantor also executed an amendment to the Joint Services Agreement in order to enable each to engage in this business transaction. In addition, a 66.34% interest in TradeSpark was purchased for $12.3 million by EIP Holdings, LLC (EIP Holdings), a Delaware limited liability company formed by six energy industry market participants (EIPs). The remaining 0.5% interest in TradeSpark was purchased for $250,000 by TP Holdings, LLC (TP Holdings), a Delaware limited liability company created by us, Cantor, and EIP Holdings for the purpose of acquiring and holding an interest as general partner of TradeSpark. The interests in TP Holdings of eSpeed, Cantor, and EIP Holdings were 5%, 28.33% and 66.67%, respectively. The investments in TP Holdings by eSpeed, Cantor and EIP Holdings totaled $12,500, $70,825, and $166,875, respectively. Taking into consideration both direct investments, and indirect investments through TP Holdings, the total interests in TradeSpark of eSpeed, Cantor and EIP Holdings totaled 5%, 28.33% and 66.67%, respectively. In connection with these investments, we entered into a perpetual technology services agreement with TradeSpark pursuant to which we provide the technology infrastructure for the transactional and technology related elements of the TradeSpark marketplace as well as certain other services to TradeSpark in exchange for specified percentages of transaction revenues from the marketplace. If a transaction is fully-electronic, we receive 65% of the aggregate transaction revenues and TradeSpark receives 35% of the transaction revenues. In general, if TradeSpark provides voice-assisted brokerage services with respect to a transaction, then we receive 35% of the revenues and TradeSpark receives 65% of the revenues. Cantor also entered into an administrative services agreement with TradeSpark pursuant to which it provides administrative services to TradeSpark at cost. We and Cantor each received representation rights on the management committee of TP Holdings in proportion to their ownership interests in TradeSpark. As general partner, TP Holdings has the sole power to make management decisions on behalf of TradeSpark.

In order to provide incentives to the EIPs to trade on the TradeSpark electronic marketplace, which would have resulted in commissions to us under the TradeSpark technology services agreement, in 2000 we issued 5,500,000 shares of its Series A preferred stock and 2,500,000 shares of its Series B preferred stock to EIP Holdings. The 5,500,000 shares of Series A preferred stock and 2,500,000 shares of Series B preferred stock which were owned by EIP Holdings were convertible into (i) an aggregate of 80,000 shares of Class A Common Stock at any time or (ii) warrants to purchase up to 8,000,000 shares of eSpeed's Class A Common Stock at $27.94 per share upon certain conditions, including the achievement of minimum trading thresholds. In 2000, we recognized an expense of $2,235,200, equal to the fair value of the 80,000 shares of Class A common stock issuable upon conversion of the preferred stock, if none of the contingent performance targets were met.

In mid-2002, several of the TradeSpark EIP investors began to change their focus from energy merchant trading to asset management and a traditional utility model, requiring an adjustment to the TradeSpark business model and a reduced focus on the TradeSpark investment by such energy partners. In the fourth quarter of 2002, the carrying value of our investment in TradeSpark was written down by $950,000 to its net realizable value.

In the first quarter of 2004, we and Cantor purchased 100% of EIP Holdings, the holding company formed by the EIPs that owned 66.34% of TradeSpark and 66.67% of TP Holdings, TradeSpark's general partner. We and Cantor entered into this agreement in order to maximize the net realizable value of their investment in TradeSpark by eliminating the interests of the outside EIP investors and bringing the management of TradeSpark under their collective control. The purchase price of $2.4 million was paid through EIP Holdings Acquisition, LLC (EIP Holdings Acquisition), a Delaware limited liability company owned by us and Cantor. In connection with this purchase, we contributed to EIP Holdings Acquisition a 4.75% interest in TP Holdings and its entire 4.97% interest in TradeSpark. Cantor contributed its existing 28.19% interest in TradeSpark along with their 28.33% interest in TP Holdings. We retained a 0.25% interest in TP Holdings. We also contributed $360,000, or 15%, of the $2.4 million of the cash consideration. We serve as the Managing Member of EIP Holdings Acquisition and will receive 15%, and Cantor will receive 85%, of all profits and losses and liquidation value of EIP Holdings Acquisition. As the 99.75% owner of TP Holdings, TradeSpark's general partner, EIP Holdings Acquisition is consolidated by Cantor given Cantor's 85% interest in all profits and losses. EIP Holdings Acquisition, eSpeed and Cantor have each appointed one member to TP Holdings' three-member management committee. As a part of EIP Holdings Acquisition's acquisition of the remaining 66.67% interest in TradeSpark they did not already own, we acquired all of the outstanding shares of eSpeed's Series A and Series B preferred stock. We received all right, title and interest in and to all these shares of eSpeed's Series A and Series B preferred stock owned by the EIPs directly or indirectly through their interest in EIP Holdings. These 5,500,000 shares of Series A preferred stock and 2,500,000 shares of Series B preferred stock were distributed to eSpeed by EIP Holdings Acquisition in March 2004 and retired by our board of directors. We accounted for this transaction as a Treasury stock acquisition, funded in part by its parent, Cantor, and a retirement of such stock, both at the amount of value ascribed to such shares in conjunction with the acquisition of the 66.67% interest in TradeSpark. Since the cost of acquisition of TradeSpark was less than the value of the net assets of TradeSpark (including the preferred stock), the excess was allocated as a reduction of the non-current assets pursuant to SFAS 141, resulting in no cost allocated to the preferred stock. The net effect of (a) the Treasury stock acquisition and retirement and (b) the implied capital contribution from Cantor was to decrease preferred stock and increase additional paid in capital by $80,000, representing the par value of the 5,500,000 shares of Series A preferred stock and the 2,500,000 shares of Series B preferred stock, with no gain recognized. Currently, EIP Holdings Acquisition owns 99.5% of TradeSpark and 99.75% of TP Holdings. TP Holdings, which owns 0.5% of TradeSpark, is 99.75% owned by EIP Holdings Acquisition and 0.25% by eSpeed. Our percentage ownership interest in TradeSpark before and after this transaction, through both direct and indirect investments, was 5.0% and 15.0%, respectively.

MUNICIPAL PARTNERS

In January 2002, Cantor sold the assets of the business known as Municipal Partners, Inc., a municipal bond broker, to a newly formed limited company, Municipal Partners, LLC, formed by Brian Kelly, a former employee of Cantor, in exchange for a 25% special interest in Municipal Partners, LLC. Cantor had purchased substantially all of the assets of Municipal Partners, Inc. in July 2000. Cantor also loaned $1,000,000 to Municipal Partners, LLC and is entitled to distributions equal to 5% of the gross revenues of the business less the amount of our revenue share for electronic transactions. Pending receipt of applicable licenses by Municipal Partners, LLC, Cantor provided Municipal Partners, LLC with interim services. In connection with the sale, we (1) granted Municipal Partners, LLC a non-exclusive license to use our software and technology to operate a municipal bond brokerage business; (2) will maintain our municipal bond trading platform and provide the software capabilities that were in place in Cantor's municipal bond business (we are to be compensated for upgrading the trading platform at cost plus a reasonable profit or at prevailing rates, at our election); (3) will provide web-hosting, technical and customer support at cost plus a reasonable fee to Municipal Partners, LLC; (4) will receive 50% of gross revenues of Municipal Partners, LLC, with respect to electronic transactions; and (5) terminated existing arrangements with former brokers in the business (some of whom are deceased) pursuant to which we had given them shares of our Class A common stock valued at $1,250,000 in exchange for promissory notes in the same amount with the result that the notes were terminated and the shares were cancelled. This agreement is currently subject to litigation. See "Legal Proceedings."

FREEDOM INTERNATIONAL BROKERAGE

On January 29, 2001, we and Cantor formed a limited partnership to acquire 66.7% of Freedom International Brokerage. On April 4, 2001, we contributed 310,769 shares of our Class A common stock to the limited partnership, which entitles us to 75% of the limited partnership's interest in Freedom. We share in 15% of the limited partnership's cumulative profits but not in its cumulative losses. Cantor contributed 103,588 shares of our Class A common stock as the general partner. Cantor will be allocated all of the limited partnership's cumulative losses and 85% of the cumulative profits. The limited partnership exchanged the 414,357 shares for its 66.7% interest in Freedom. In addition, we issued warrants to purchase 400,000 shares of our Class A common stock to provide incentives to the Freedom owner-participants other than us and Cantor to migrate to our fully-electronic platform. To the extent necessary to protect us from any allocation of losses, Cantor is required to provide future capital contributions to the limited partnership up to an amount that would make Cantor's total contribution equal to our investment in the limited partnership.

Upon the closing of the transaction, we entered into a services agreement with Freedom to provide for electronic trading technology and services and infrastructure/back-offices services. Under this agreement, we are entitled to 65% of the electronic transaction services revenues and Freedom is entitled to 35% of such revenues. We also receive 35% of revenues derived from all voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information that is not incidental to the above services. We have also agreed to pay to Freedom an overhead charge for each employee of ours that is based in Freedom's office.

CO2E.COM, LLC

On October 11, 2002, Mitsui & Co. (U.S.A.), Inc. and MB Emission Trading, Inc. (collectively, Mitsui) invested $1,200,000 in CO2e.com, a Cantor subsidiary. CO2e.com's purpose is to form and operate one or more electronic trading markets for products related to the mitigation of greenhouse gasses and related activities and to provide brokerage information and consulting services relating to the emission or mitigation of greenhouse gasses and related issues. In connection therewith, we and CO2e.com entered into a Services Agreement whereby we will receive 50% of CO2e.com's fully-electronic revenues and 20% of CO2e.com's voice-assisted and open outcry revenues. The Services Agreement supersedes the provisions of the Joint Services Agreement with respect to CO2e.com transactions. Mitsui received 4% of the equity of CO2e.com and we agreed to transfer certain intellectual property rights to CO2e.com.

UBS

On August 21, 2002, we entered into a Global Fixed Income Transaction Fee Agreement (the UBS Agreement) with UBS AG and certain named affiliates (collectively, UBS) and Cantor for UBS to execute trades electronically on our eSpeed® system in U.S. Securities, Agency Securities, European government bonds, UK Gilts, Japanese government bonds and swaps of these various securities instruments. The UBS Agreement had an initial term of two and one-half years, commencing as of January 1, 2002. In addition to quarterly participation fees to be paid to Cantor, UBS will pay transaction fees to Cantor for each executed transaction. These fees will then be shared with us in accordance with our Joint Services Agreement with Cantor.

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

UBS failed to comply with the commitment condition for the period August 1, 2002 to July 31, 2003. Commencing October 1, 2003, the UBS Agreement was renegotiated to facilitate UBS's ability to meet the commitment condition going forward, to extend the term by one year to July 31, 2005 and to provide for a revised acceleration schedule (the Revised Agreement). The Revised Agreement provides for acceleration of 125,000 warrant shares on October 1, 2003, of which warrants to purchase 75,000 shares of our Class A common stock were exercised by UBS in October 2003, and acceleration of the remaining 175,000 warrant shares in seven equal tranches of 25,000 shares each quarter, commencing with the quarter ending January 31, 2004, subject to the satisfaction by UBS of the revised commitment conditions set forth in the Revised Agreement. We have notified UBS that it failed to comply with the commitment conditions for each of the five quarters commencing November 1, 2003 and ending January 31, 2005 and that it is not entitled to acceleration of the first 125,000 warrant shares.

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

Based on certain communications and the failure of Deutsche Bank to comply with the agreement since, we have further notified Deutsche Bank that we believe it has terminated its right to receive warrants under the agreement for the remaining commitment periods. The 300 shares of Series C Preferred with respect to the twelve-month periods ended July 30, 2003 and 2004, are redeemable by us for 3,000 shares of Class A common stock.

INDEMNIFICATION BY CANTOR

Although we do not expect to incur any losses with respect to pending lawsuits or supplemental allegations relating to Cantor and Cantor's limited partnership agreement, Cantor has agreed to indemnify us with respect to any liabilities we incur as a result of such lawsuits or allegations.

OTHER TRANSACTIONS

We enter into overnight reverse repurchase agreements with Cantor. At December 31, 2004, the reverse repurchase agreements totaled $189.8 million, including accrued interest. The securities collateralizing the reverse repurchase agreements are held under a custodial arrangement at J.P. Morgan Chase.

In September 2004, we raised approximately $340,000 for the Cantor Fitzgerald Relief Fund (the Relief Fund) in connection with a charity day on September 13, 2004. The Relief Fund is a tax-exempt organization established to aid the families of the victims who perishedas a result of the September 11 Events. Mr. Lutnick, our Chief Executive Officer, is one of the directors of the Relief Fund. Edie Lutnick, Mr. Lutnick's sister, and Stuart Fraser, Cantor's Vice Chairman, are the other directors of the Relief Fund.

In February 2003, we sold to Cantor fixed assets with a net book value of approximately $2.5 million pursuant to a sale leaseback agreement. We retain use of the assets in exchange for a $95,000 monthly charge under the Administrative Services Agreement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

In addition to retaining Deloitte & Touche LLP (Deloitte) to audit our consolidated financial statements for 2004, we retained Deloitte to provide consulting services and to audit our Deferral Plan. The following table summarizes the aggregate fees billed to us by Deloitte:

	2004	2003
Audit Fees (a)	$877,128	$496,250
Audit-Related Fees (b)	80,000	87,500
Tax Fees	—	—
All Other Fees	—	—
Total	$957,128	$583,750

(a)	Fees for audit services billed in 2004 and 2003 consisted of: (i) the audit of our consolidated financial statements included in our Form 10-K annual report (ii) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q; (iii) statutory and regulatory audits and other services related to SEC matters. Audit Fees for 2004 also include the audit of management's report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404).

(b)	Fees for audit-related services billed in 2004 and 2003 consisted of financial accounting and reporting consultations.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

During 2004, our audit committee specifically approved the appointment of Deloitte & Touche LLP to be our independent auditors for the year ended December 31, 2004. Deloitte & Touche LLP was also approved to perform reviews, pursuant to Statement of Auditing Standards No. 71, of our quarterly financial reports within the year ended December 31, 2004 and certain other audit related services such as accounting consultations. Pursuant to our Audit Committee charter, the Audit Committee will pre-approve all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our auditors, subject to certain minimum exceptions set forth in the charter.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2005.

eSPEED, INC.
By:	/s/ Howard W. Lutnick
Name: Howard W. Lutnick Title: Chairman of the Board and Chief Executive Officer

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

Signature	Capacity in Which Signed	Date

/s/ Howard W. Lutnick	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

Howard W. Lutnick

/s/ Jay Ryan	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

Jay Ryan

/s/ Lee Amaitis	Director	March 15, 2005

Lee Amaitis

/s/ Kevin Foley	Director	March 15, 2005

Kevin Foley

/s/ John H. Dalton	Director	March 15, 2005

Hon. John H. Dalton

/s/ William J. Moran	Director	March 15, 2005

William J. Moran

/s/ Henry Morris	Director	March 15, 2005

Henry Morris

/s/ Albert M. Weis	Director	March 15, 2005

Albert M. Weis

EXHIBIT INDEX

Exhibit Number	Description
2.1	Assignment and Assumption Agreement, dated as of December 9, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH, LLC, Cantor Fitzgerald & Co. and eSpeed, Inc. (Incorporated by reference by Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
2.2	Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P. (Incorporated by reference to Exhibit 2.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
3.1	Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).
3.2	Second Amended and Restated By-Laws of eSpeed, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
3.3	Certificate of Designations, Preferences and Rights of Series A Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.4	Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5	Certificate of Designations, Preferences and Rights of Series C Redeemable Convertible Preferred Stock of eSpeed, Inc. (Incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
4	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87475)).
10.2*	Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
10.5	Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed Markets, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.6	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the Investors named therein. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.7	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit Number	Description
10.8	Warrants issued to Martin J. Wygod and a related trust. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.9	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.10	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.11	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.12	Warrant issued to Dynegy, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.13	Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.14+	Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.15+	Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report for the quarter ended June 30, 2000).
10.16	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.17	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.18	Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report for the quarter ended June 30, 2001).
10.19	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).
10.20	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).
10.21	Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).

Exhibit Number	Description
10.23	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).
10.24	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report for the quarter ended September 30, 2002).
10.25	Warrant Agreement, dated as of August 1, 2002 between eSpeed, Inc. and Deutsche Bank AG. (Incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report for the quarter ended June 30, 2003).
10.26	Amended and Restated Joint Services Agreement, dated as of May 12, 2003, by and among Canter Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries. (Incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.27	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report for the quarter ended September 30, 2003).
10.28	eSpeed 2003 Incentive Bonus Compensation Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report for the quarter ended September 30, 2003).
10.29	Amended and Restated eSpeed, Inc. 1999 Long Term incentive Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly Report for the quarter ended September 30, 2003).
21	List of subsidiaries of eSpeed, Inc. (Incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
23	Consent of Deloitte & Touche LLP, independent auditors.
24	Powers of Attorney (included on signature page).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.