Form 10-K/A
period 2004-12-31
ESPEED INC
filed 2005-03-16
CIK 1094831

================================================================================

                                  UNITED STATES
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on
March 8, 2005 as reported on the Nasdaq National Market, was approximately $
249,707,490.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                               Outstanding at March 8, 2005
-----                                               ----------------------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE      30,837,294 SHARES
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE      22,139,270 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      NONE.

================================================================================

EXPLANATORY NOTE:

This 10-K/A is being filed to include the conformed signature of the auditor on the consent contained in Exhibit 23 which signature was inadvertently omitted from the Edgarized version accepted for filing earlier today.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.

                                             eSPEED, INC.

                                             By: /s/ Stephen M. Merkel
                                                 -------------------------------
                                             Name:  Stephen M. Merkel
                                             Title: Executive Vice President and
                                                    General Counsel