Form 10-Q
period 2005-03-31
ESPEED INC
filed 2005-05-10
CIK 1094831

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number 0-28191

eSpeed, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4063515
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 East 59th Street

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

Yes    X            No

As of April 27, 2005, the registrant had 29,047,428 shares of Class A common stock, $0.01 par value, and 22,139,270 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries
Quarterly Report on Form 10-Q

PART I. - FINANCIAL INFORMATION
ITEM 1. Financial Statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and cash equivalents	$12,960	$19,884
Reverse repurchase agreements with related parties	176,704	189,804
Total cash and cash equivalents	189,664	209,688
Fixed assets, net	54,380	50,605
Investments	12,673	12,709
Goodwill	11,968	11,949
Other intangible assets, net	14,922	16,097
Receivables from related parties	—	1,630
Other assets	8,373	7,455
Total assets	$291,980	$310,133
Liabilities and Stockholders' Equity
Liabilities:
Payables to related parties	$2,292	$7,113
Accounts payable and accrued liabilities	21,019	24,795
Total current liabilities	23,311	31,908
Deferred income	7,906	8,011
Total liabilities	31,217	39,919
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 34,309,572 and 34,289,773 shares issued at March 31, 2005 and December 31, 2004, respectively	343	343
Class B common stock, par value $.01 per share; 100,000,000 shares authorized; 22,139,270 shares issued and outstanding at March 31, 2005 and December 31, 2004	221	221
Additional paid-in capital	294,281	294,115
Unearned stock-based compensation	(2,427)	(3,080)
Treasury stock, at cost: 4,436,315 and 3,082,815 shares of Class A common stock at March 31, 2005 and December 31, 2004, respectively	(45,582)	(33,972)
Retained earnings	13,927	12,587
Total stockholders' equity	260,763	270,214
Total liabilities and stockholders' equity	$291,980	$310,133

See notes to the condensed consolidated financial statements.

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$20,437	$30,527
Voice-assisted brokerage transactions	6,494	6,026
Screen-assisted open outcry transactions	407	231
Total transaction revenues with related parties	27,338	36,784
Software Solutions fees from related parties	6,104	4,112
Software Solutions and licensing fees from unrelated parties	4,177	2,998
Interest income	1,285	744
Total revenues	38,904	44,638
Expenses:
Compensation and employee benefits	13,051	9,315
Amortization of software development costs and other intangibles	4,666	3,664
Occupancy and equipment	7,409	6,242
Professional and consulting fees	2,941	933
Communications and client networks	1,756	1,613
Marketing	493	386
Administrative fees to related parties	3,877	2,957
Amortization of business partner and non-employee securities	117	444
Other	2,491	1,523
Total operating expenses	36,801	27,077
Income before income taxes	2,103	17,561
Income tax provision	764	6,866
Net income	$1,339	$10,695
Per share data:
Basic earnings per share	$0.03	$0.19
Diluted earnings per share	$0.02	$0.18
Basic weighted average shares of common stock outstanding	53,141	56,074
Diluted weighted average shares of common stock outstanding	54,095	58,253

See notes to condensed consolidated financial statements

eSpeed, Inc and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,339	$10,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,098	5,376
Amortization of business partner and non-employee securities	117	444
Amortization of employee stock based compensation	536	—
Equity in net loss of unconsolidated investments	21	(29)
Deferred income tax expense	123	63
Tax benefit from stock option and warrant exercises	38	791
Issuance of securities under employee benefit plan	62	30
Changes in operating assets and liabilities:
Receivables from related parties	1,630	762
Other assets	(1,023)	(1,450)
Payables to related parties	(4,821)	(4,259)
Deferred income	(104)	—
Accounts payable and accrued liabilities	(3,883)	2,372
Net cash provided by operating activities	1,133	14,795
Cash flows from investing activities:
Purchase of fixed assets	(3,613)	(7,226)
Capitalization of software development costs	(5,579)	(3,896)
Capitalization of patent defense and registration costs	(508)	(877)
Purchase of investment and acquisition, net of cash acquired	—	(360)
Net cash used in investing activities	(9,700)	(12,359)
Cash flows from financing activities:
Repurchase of Class A common stock	(11,610)	—
Proceeds from exercises of stock options and warrants	104	1,495
Receivable from broker on stock option exercises	49	557
Net cash (used in) provided by financing activities	(11,457)	2,052
Net (decrease) increase in cash and cash equivalents	(20,024)	4,488
Cash and cash equivalents	19,884	55,318
Reverse repurchase agreements	189,804	173,182
Cash and cash equivalents at beginning of period	209,688	228,500
Cash and cash equivalents	12,960	52,466
Reverse repurchase agreements	176,704	180,522
Cash and cash equivalents at end of period	$189,664	$232,988
Supplemental cash information:
Cash paid for income taxes	$21	$1,601
Cash paid for interest	$—	$—

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

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures, which are normally required under U.S. GAAP, have been condensed or omitted. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The consolidated statement of financial condition at December 31, 2004 was derived from the audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

The following table represents the effect had the Company accounted for the options in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123:

	Three Months ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$1,339	$10,695
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $5,634 and $1,189 of taxes for the three months ended March 31, 2005 and 2004, respectively	(8,794)	(1,852)
Net income (loss), pro forma	$(7,455)	$8,843
Basic weighted average shares of common stock outstanding	53,141	56,074
Diluted weighted average shares of common stock outstanding	54,095	58,253
Earnings (loss) per share:
Basic – as reported	$0.03	$0.19
Basic – pro forma	$(0.14)	$0.16
Diluted – as reported	$0.02	$0.18
Diluted – pro forma	$(0.14)	$0.15

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

On March 8, 2005, our Board of Directors accelerated the vesting of an additional 3.0 million unvested "out of the money" stock options previously awarded to officers and employees with a fair value of $8.7 million, net of tax, have been reflected in the above table. As a result of both accelerations, the Company will not recognize share based after-tax compensation expense of approximately $10.2 million in 2005, $5.0 million in 2006, $2.0 million in 2007 and $0.4 million in 2008.

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

Recent Accounting Pronouncements:    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123R) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company was required to adopt SFAS 123R in the third quarter of 2005. In April 2005, the Securities Exchange Commission ("SEC") postponed the effective date of SFAS 123R until the first fiscal year beginning after June 15, 2005. As a result, the new effective adoption date for the Company is the first quarter of 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

3.    Fixed Assets

Fixed assets consisted of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
Computer equipment	$38,252	$34,749
Software, including software development costs	68,755	63,137
Leasehold improvements and other fixed assets	2,614	2,607
	109,621	100,493
Less: Accumulated depreciation & amortization	(55,241)	(49,888)
Fixed assets, net	$54,380	$50,605

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes qualifying computer software costs incurred during the application development stage. During the three months ended March 31, 2005 and 2004, software development costs totaling $5.6 million and $3.9 million were capitalized, respectively. For the three months ended March 31, 2005 and 2004, the Company's consolidated statements of income included $2.8 million and $2.3 million, respectively, in relation to the amortization of software development costs.

4.    Goodwill and Other Intangible Assets

The change in the carrying value of goodwill during the three months ended March 31, 2005 was as follows (in thousands):

Balance at December 31, 2004	$11,949
Adjustments	19
Balance at March 31, 2005	$11,968

Goodwill shown in the table above was in connection with the acquisition of ECCO during October 2004 as more fully discussed in note 5. The adjustment to goodwill relates to professional services rendered in connection with the fair value of acquired intangibles.

Other Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2005			December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents, including capitalized legal costs	$28,108	$(16,076)	$12,032	$27,600	$(14,586)	$13,014
Acquired intangibles:
Existing technology	2,832	(260)	2,572	2,832	(118)	2,714
Customer contracts	412	(94)	318	412	(43)	369
	$31,352	$(16,430)	$14,922	$30,844	$(14,747)	$16,097

During the three months ended March 31, 2005 and 2004, the Company recorded intangible amortization expense of $1.7 million, and $1.4 million, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows: $6.8 million in 2006, $5.7 million in 2007, $1.0 million in 2008, $0.7 million in 2009 and $0.4 million in 2010.

Patents

Wagner Patent:    In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the Wagner Patent) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from Electronic Trading Systems Corporation (ETS) for an initial payment of $1,750,000 in cash and 24,334 shares of the Company's Class A common stock valued at $500,000. The Wagner Patent expires in 2007. Additional payments are contingent upon the generation of patent-related revenues. There were no payments made during the three months ended March 31, 2005 and 2004 in connection with the long-term license agreement with Intercontinental Exchange. In order to perfect and defend the Company's rights under the Wagner Patent, the Company has incurred substantial legal costs. As of March 31, 2005, the Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was $9.0 million and $10.2 million at March 31, 2005 and December 31, 2004, respectively.

In August 2002, the Company entered into a Settlement Agreement (the Settlement Agreement) with ETS, the Chicago Mercantile Exchange Inc. (CME) and the Board of Trade of the City of Chicago (CBOT) to resolve the litigation related to the Wagner Patent. As part of the Settlement Agreement, all parties were released from the legal claims brought against each other without admitting liability on the part of any party. Under the terms of the Settlement Agreement, CME and CBOT will each pay $15.0 million to eSpeed as a fully paid up license, for a total of $30.0 million. Each $15.0 million payment includes a $5.0 million payment, which was received in 2002, and additional $2.0 million payments per year until 2007. The Company received $4.0 million in 2004 and in 2003. Of the $30.0 million to be received by the Company, approximately $5.8 million may be paid to ETS in its capacity as the former owner of the Wagner Patent, and the $24.2 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. In connection with the Settlement Agreement, the Company has recognized revenue of $1.3 million during both three month periods ended March 31, 2005 and 2004, which is included in Software Solutions and licensing fees from unrelated parties in the Company's consolidated statements of income.

In December 2003, eSpeed and the New York Mercantile Exchange (NYMEX) entered into a settlement agreement (the NYMEX Settlement Agreement) regarding the Wagner Patent. As a licensee of the Wagner Patent, NYMEX will pay to eSpeed $8.0 million over a three-year period. eSpeed has received payments of $2.0 million and $2.0 million in 2004 and 2003 respectively. Of the $8.0 million to be received by eSpeed, $1.2 million was paid to ETS during 2004 in its capacity as the former owner of the Wagner Patent and the remaining $6.8 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. During both three month periods ended March 31, 2005 and 2004, the Company recorded revenue of approximately $0.5 million related to the NYMEX Settlement Agreement.

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

In July 2004, the Company and the Board of Trade of the City of New York (NYBOT) renegotiated an agreement (the Agreement) that originated between Cantor Fitzgerald and the New York Cotton Exchange in 1997. As part of the Agreement, which expires in 2017, all previous agreements between NYBOT/New York Clearing Corporation companies and CantorFitzgerald/eSpeed companies have been terminated. As a result of the Agreement, eSpeed is the sole owner of the Cantor Financial Futures Exchange and the Commodity Futures Clearing Corporation of New York. Additionally, NYBOT and eSpeed have agreed that NYBOT will provide processing services for futures contracts or options on futures contracts listed on the Cantor Financial Futures Exchange or other exchanges designated by eSpeed.

Under the terms of the Agreement, NYBOT will pay $5.5 million to eSpeed; $2.5 million was paid in July 2004 with three annual installments of $1.0 million per year (or $3.0 million) payable until 2007. In December 2004, NYBOT and the Company amended the Agreement. As such, the Company received $3.0 million from NYBOT thereby satisfying all future installment payments. During the three months ended March 31, 2005, the Company recorded revenue of $0.1 million related to the Agreement, and will recognize the $5.2 million balance as revenue ratably over the life of the Agreement.

Lawrence Patent:    In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the Lawrence Patent) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014. The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company's Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. Additional payments are contingent upon the generation of related revenues. The carrying value of the Lawrence Patent was $0.8 million and $1.0 million at March 31, 2005 and 2004, respectively.

Other:    The Company incurred costs in connection with various patent applications. The Company capitalized $0.5 million and $0.2 million of such legal costs during the three months ended March 31, 2005 and 2004, respectively. The carrying value of the capitalized costs related to patent applications was $2.2 million and $2.0 million at March 31, 2005 and December 31, 2004, respectively.

5.    Acquisition of ITSEcco Holdings Limited

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

The following table summarizes the components of the net assets acquired (in thousands):

Accounts receivable	$465
Other assets	291
Intangible asset:
Customer contracts (estimated useful life of 2 Years)	412
Existing technology (estimated useful life of 5 Years)	2,832
Goodwill	11,968
Total assets acquired	$15,968
Deferred revenue	658
Taxes payable	455
Accounts payable and accrued expenses	1,220
Total liabilities assumed	2,333
Net assets acquired	$13,635

The purchase price allocation is preliminary and is dependent on our final analysis of the net assets, including intangibles, which is expected to be completed within the one-year period following the consummation of the acquisition. The acquisition was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and accordingly, the assets and liabilities acquired were recorded at their fair value at the date of acquisition. The results of operations of ECCO have been included in the Company's financial statements subsequent to the date of acquisition. Proforma results have not been presented because the effect of the acquisition was not material. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Goodwill will not be amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142, Goodwill and Other Intangibles. Goodwill associated with this acquisition is not expected to be deductible for tax purposes.

In connection with the acquisition, eSpeed recorded approximately $12.0 million of goodwill and $3.2 million of purchased intangibles. The purchased intangibles consist of $2.8 million in existing technology and $0.4 million of customer contracts, which will be amortized straight-line over their estimated useful lives of 5 years and 2 years, respectively.

6.    Income Taxes

The provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Current:
U.S. federal	$402	$5,600
U.S. state and local	122	1,203
Foreign	77	—
	601	6,803
Deferred
U.S. federal	137	52
U.S. state and local	26	11
Foreign	—	—
	163	63
Provision for income taxes	$764	$6,866

7.    Investments

Investments consisted of the following:

	March 31, 2005	December 31, 2004
	(in thousands)

Easyscreen	$4,941	$4,957
Tradespark	3	3
EIP	687	701
Freedom International Brokerage	7,042	7,048
Investments	$12,673	$12,709

8.    Related Party Transactions

Cash and cash equivalents at March 31, 2005 and December 31, 2004 included $176.7 million and $189.8 million, respectively, of reverse repurchase agreements, which are transacted on an overnight basis with Cantor. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are held under a custodial arrangement with a third party bank and are not permitted to be resold or repledged. The fair value of such collateral at March 31, 2005 and December 31, 2004 totaled $189.9 million and $200.6 million, respectively.

Under our Amended and Restated Joint Services Agreement with Cantor and services agreements with TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and BGC, TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully-electronic transactions, we receive 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. We and Municipal Partners, LLC, each receive 50% of the fully-electronic revenues related to municipal bonds and we and CO2e.com, LLC, each receive 50% of the fully-electronic revenues. In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues, in the case of BGC transactions, and 35% of the transaction revenues, in the case of TradeSpark or Freedom transactions. In the case of CO2e.com, LLC we receive 50% of CO2e.com, LLC, fully-electronic revenues and 20% of voice-assisted and open outcry revenues. In addition, we receive 25% of the net revenues from Cantor's gaming business. With respect to an eSpeed equity order routing business conducted for Cantor, we and Cantor each receive 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. Any eSpeed equity order routing business that is not conducted for Cantor will be treated generally as a fully-electronic transaction, and we will receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues.

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

In January 2005, our Audit Committee and Board of Directors authorized our management to enter into amendments or modifications to the Joint Services Agreement which provide for a division of revenue between us and BGC or Cantor with respect to all products other than benchmark U.S. treasury securities, spot foreign exchange or European Government Bonds which become electronically traded in the future. Although we have not entered into any such modifications to date, we may receive no less than 50% of the net revenues for such products for a period of four years from the date a customer of BGC enters an order on our eSpeed® system for such products, or four years from the date of the amendment in the case of products which are currently voice-assisted for BGC customers. At the end of such four year period, the revenue share shall revert to a payment to eSpeed of 65% of the net revenues for such products. Net revenues shall be calculated after deduction of all BGC brokerage commissions and other broker compensation expense. Our Audit Committee and Board of Directors have also authorized our management to pay directly to BGC or Cantor brokers up to 10% of increased gross revenue on increased electronic trading on our eSpeed® system by customers of such brokers in certain products. These payments are intended to incenticize voice brokers to encourage additional electronic trading on our eSpeed® system by their customers and are solely in the discretion of our management. We have further entered into an arrangement with Cantor with respect to a revenue share regarding FX. The Joint Services Agreement was clarified to provide that the 35%/65% revenue share between eSpeed and Cantor shall be paid after the payment of the revenue share amount to certain participants on the FX platform and after payment of fees relating to clearance, settlement and fulfillment services provided by Cantor. Such clearing and settlement fees shall be shared 65%/35% in the event that the average cost of such services exceeds the average costs associated with clearing and settling cash transaction in U.S. Treasuries.

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term, which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the three months ended March 31, 2005 and 2004 totaling $3.9 million, $3.0 million, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are not the result of arm's-length negotiations because Cantor controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. Receivables from Tradespark, Freedom and MPLLC totaled approximately $1.0 million as of March 31, 2005 and December 31, 2004, and are included in receivable from related parties in the consolidated statements of financial condition.

9.    Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$1,339	$10,695
Shares of common stock and common stock equivalents;
Weighted avg shares used in basic computation	53,141	56,074
Dilutive effect of:
Stock options	895	2,086
Restricted stock grants	50	—
Business partner securities	9	93
Weighted average shares used in diluted computation	54,095	58,253
Earnings per share:
Basic	$0.03	$0.19
Diluted	$0.02	$0.18

At March 31, 2005 and 2004, approximately 15.6 million and 11.0 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

10.    Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At March 31, 2005, eSpeed Government Securities, Inc.'s liquid capital of $106,504,387 was in excess of minimum requirements by 106,479,387. Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2005, eSpeed Securities, Inc. had net capital of $67,561,501, which was $67,521,187 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .89 to 1.

As of March 31, 2005, the Company's regulated subsidiaries have no third party restrictions on their ability to transfer net assets to their parent company, eSpeed, Inc., except for the minimum liquid capital and net capital requirements for eSpeed Government Securities, Inc. and eSpeed Securities, Inc., which respectively were $25,000 and $40,314. Both of these amounts were deemed immaterial per the requirements of SEC Rule 5-04 of The Exchange Act of 1934.

The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

11.    Commitments and Contingencies

During 2005, Cantor Fitzgerald and the Company will establish new global headquarters at 110 E 59th Street in New York's midtown Manhattan. Under the Administrative Services Agreement, eSpeed is obligated to Cantor for its pro rata portion (based on square footage used) of rental payments during the 16 year term of the lease for the new headquarters.

Other than the above, there have been no significant changes in commitments and contingencies from the matters described in the notes to the Company's consolidated financial statements for the year ended December 31, 2004.

Legal Matters

By Statement of Claim dated October 8, 2002, Municipal Partners, LLC (MPLLC) commenced an arbitration before the NASD against Cantor Fitzgerald Partners and Howard Lutnick (the Arbitration). Although MPLLC did not name eSpeed as a respondent in the Arbitration, MPLLC seeks, among other things, (i) a declaration that the License and Service Agreement dated January 30, 2002, between MPLLC and eSpeed is null and void and (ii) an order directing eSpeed to reimburse MPLLC for certain costs. Cantor moved to stay the Arbitration and have the dispute resolved in Court. On October 7, 2004, the First Department affirmed the lower court's decision denying Cantor's motion to stay the arbitration.

On February 7, 2005, MPLLC was granted permission to amend its claims to seek damages arising from eSpeed's direction to third parties to shut off certain circuits used by MPLLC after notice to MPLLC. Cantor and eSpeed sought to stay arbitration of the amended claims. The trial court denied the stay and the First Department denied Cantor's and eSpeed's application for an interim stay pending appeal of the lower court's denial. Cantor and eSpeed intend to appeal the trial court's denial. The parties have concluded discovery on the original claims and Cantor has served discovery upon MPLLC concerning the amended claims. The parties began a hearing on the original claims on March 28, 2005, which was adjourned as a result of one of the arbitrators withdrawing from the case. The Arbitration is scheduled to resume on June 13 – 15 and June 20 – 21.

By Summons and Complaint dated October 30, 2002, eSpeed commenced an action in New York State Supreme Court against MPLLC seeking, among other things, payment for services rendered pursuant to the License and Service Agreement and payment for eSpeed's share of certain electronic revenues of MPLLC. The parties submitted to non-binding mediation in March 2003. Although the parties engaged in informal negotiations of a resolution to the dispute after the mediation, the parties thereafter resumed the litigation. On April 1, 2004, MPLLC filed an amended Answer and Counterclaim. On May 25, 2004, eSpeed filed its reply to MPLLC's Counterclaim. Shortly thereafter, the parties engaged in some discovery but discovery was stayed pending the hearing of the arbitration above. On April 13, 2005, the Court granted eSpeed's request to resume document discovery and continued the stay with respect to deposition discovery. eSpeed is preparing to serve supplemental document discovery upon MPLCC and certain third parties. No trial date has yet been scheduled.

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

A jury trial began on February 7, 2005. In a pre-trial ruling on February 7, 2005, the U.S. District Court in Delaware ruled that the BrokerTec ETN did not infringe our 580 Patent. On February 22, 2005, a jury found that the Garban GTN did infringe our 580 Patent but that there was a deficiency in the application which led to the 580 Patent, finding that we "failed to provide adequate written description of each and every element recited" in certain claims of the 580 Patent. We are currently awaiting entry of final judgment on the jury findings by the court following post-trial motions, as well as a judgment on an inequitable conduct claim against eSpeed. The Court's rulings could lead to a judgment of invalidity on a portion of the claims set forth in the patent and, in the event of an adverse judgment on inequitable conduct, a judgment of unenforceability with respect to some or all claims. We expect to appeal certain rulings to the U.S. Court of Appeals for the Federal Circuit. Briefing of post-trial motions and on issues of unenforceability is currently in progress. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

In August 2003, Trading Technologies International, Inc. (TT) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed and continue to infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004 and U.S. Patent 6,772,132, which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude us from making, selling, and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that we had not raised a substantial question concerning the validity or infringement of the patents but that TT had not proved that it would suffer irreparable harm absent an injunction. A trial date for this case has not yet been set. On March 16, 2005, TT filed an amended Complaint against us and added infringement allegations against Ecco and ITSEcco. On April 6, 2005, eSpeed and Ecco answered the Complaint in which we denied the infringement allegations. At the same time, eSpeed and Ecco filed a Counterclaim seeking a declaration that the patents in a suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. On April 18, 2005, ITSEcco filed a motion to dismiss TT's complaint against it for lack of personal jurisdiction. The Court has not ruled on this motion. If TT ultimately prevails in this litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

In the first quarter of 2005, we were named as a defendant in a number of purported class action complaints against eSpeed, Cantor Fitzgerald, L.P. and certain affiliated entities, as well as two of our executive officers, Howard Lutnick and Lee Amaitis, on behalf of all persons who purchased the securities of eSpeed from August 12, 2003, to July 1, 2004, alleging that we made "material false positive statements during the class period" and violated certain provisions of the U.S. Securities Exchange Act of 1934, as amended, and certain rules and regulations thereunder. On April 8, 2005, the district court consolidated the purported class action complaints. The action is in its preliminary phase, and no discovery has occurred. We believe the lawsuit is without merit.

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

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Transaction revenues with related parties:
Europe	$8,125	$8,807
Asia	580	537
Total Non-Americas	8,705	9,344
Americas	18,633	27,440
Total	$27,338	$36,784
	March 31, 2005	December 31, 2004
	(In thousands)
Long-lived assets: (a)
Europe	$17,005	$15,765
Asia	348	387
Total Non-Americas	17,353	16,152
Americas	37,027	34,453
Total	$54,380	$50,605

(a) Represents fixed assets, net

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the effect of the September 11 Events (as defined below) on our operations, including in particular the loss of hundreds of eSpeed, Cantor Fitzgerald, L.P. and TradeSpark employees, the costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received and their related costs, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including trading volume and volatility, our pricing strategy and that of our competitors, our ability to develop new products and services, to enter new markets, to secure and maintain market share, to enter into marketing and strategic alliances, to hire new personnel, to expand the use of our electronic system, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve, and other factors that are discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto appearing elsewhere in this filing.

Overview

Fiscal 2004 was a transitional year for us as we experienced major changes to our core U.S. Treasury business, expanded and strengthened our senior management team and grew our sales force.

We consider the trading of U.S. Treasury securities to be both a foundation for our company and an area for growth. During 2004, we encountered a competitive pricing environment and experienced an erosion of our market position leading to lower than expected revenues. We addressed our pricing structure on a client-by-client basis by offering tailored and flexible pricing solutions that focused on lowering the customers' marginal cost of trading on our eSpeed system. These solutions included a combination of variable and fixed commissions. We offered many of our largest bank and investment bank customer's larger fixed fee/less variable pricing components, which we expect will result in increases to volumes traded on the eSpeed platform while reducing the sensitivity of our revenues to changes in market volumes.

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

In October 2004, we acquired ECCO. ECCO has designed and built strategically important products that we believe will complement and extend our offerings to our clients. ECCO's experience and knowledge is specific to the front-end order routing business and the futures market. See Note 5 of our consolidated financial statements for further details.

We remain a leading innovator in the provision of financial technology. We devoted significant energy to the development of new and proprietary methods and technologies that we expect to incorporate in new products and product enhancements during 2005 and beyond. We target our innovation to create new opportunities for our clients to gain trading advantage and increase trading profits and to meet new client needs that are generated by the rapid pace of change in their businesses. We believe that such continued delivery of new technologies that add value to our clients will create for us additional trading volume, new revenue opportunities and barriers against competition.

During the first quarter of 2005, we have seen the positive effects of the changes we implemented in 2004. Our core U.S. Treasury business is positioned for solid cash generation and growth, and we are optimistic that our foreign exchange business will expand and add value to us throughout the year.

During the first quarter of 2005, we increased expenses as a direct result of an increase in headcount. In sales, we continued to expand our sales force to support our growth efforts in the U.S. Treasury and foreign exchange markets. We may further increase expenses in 2005 as we see revenue growth and additional opportunities. Additionally, we may continue to repurchase our Class A common shares opportunistically during 2005.

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

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. Under the Administrative Services Agreement with Cantor, we will be entitled to up to an additional $19.5 million of these proceeds as replacement assets are purchased in the future and surpass the initial payment of $20.5 million, depending on the ultimate replacement cost of the assets destroyed. The basis of this additional $19.5 million of proceeds is the property and casualty coverage of $40.0 million less the $20.5 million already received. As we have already received proceeds in excess of the book value of the destroyed assets, any future allocations will result in a gain. However, we cannot currently estimate the amount or timing of any such gain, and accordingly, no gains on replacement of fixed assets were recorded during the first quarter of 2005.

We estimate that we have replaced assets with an aggregate cost of approximately $17.6 million. We expect to incur significant costs in relation to the replacement of fixed assets lost on September 11, 2001 as we continue to build our permanent infrastructure.

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

Patents

Intangible assets consist of purchased patents, costs incurred in connection with the filing and registration of patents and the costs to defend and enforce our rights under patents. The costs of acquired patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized costs related to the filing of patents are generally amortized on a straight-line basis over a period not to exceed three years. The costs to defend and enforce our rights under these patents consist primarily of external litigation costs related to the pursuit of patent infringement lawsuits by us, and consist of fees for outside attorneys, technology experts and litigation support services. These costs are capitalized when such costs serve to enhance the value of the related patent, and are amortized over the remaining life of such patent. Should it be determined that the capitalized costs no longer serve to enhance the value of the respective patent, such as a situation in which our patent is held to be invalid, these capitalized costs would be expensed in the period in which such determination was made. We believe the inherent value of the patents exceeds their carrying value. However, if the rights afforded us under the patents are not enforced or the patents do not provide the competitive advantages that we anticipated at the time of purchase, we may have to write-down the patents, and such charges could be substantial. See Notes 4 and 8 of our consolidated financial statements for further discussion.

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

Determining the fair value of intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk adjusted discount rates, future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

Results of Operations

For the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenues

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Transaction revenues with related parties
Fully electronic transactions	$20,437	$30,527
Voice-assisted brokerage transactions	6,494	6,026
Screen-assisted open outcry transactions	407	231
Total transaction revenues with related parties	27,338	36,784
Software Solutions fees from related parties	6,104	4,112
Software Solutions and licensing fees from unrelated parties	4,177	2,998
Interest income	1,285	744
Total revenues	$38,904	$44,638

Transaction revenues with related parties

Transaction revenues with related parties for the three months ended March 31, 2005 were $27.3 million compared to $36.8 million during the comparable period in 2004. There were 61 and 62 trading days in the three-month periods ended March 31, 2005 and 2004, respectively. Transaction revenues per trading day decreased by $145,000, or 24%, to $448,000 from $593,000 for the three months ended March 31, 2005 and 2004, respectively. Volumes transacted on our system decreased by $382 billion (approximately $0.4 trillion), or 3.2%, from $11,928 billion (approximately $11.9 trillion) for the three months ended March 31, 2004 to $11,546 billion (approximately $11.5 trillion) for the three months ended March 31, 2005. During the three months ended March 31, 2005, fully-electronic and voice-assisted transactions contributed 75% and 24% of our transaction revenues, respectively, compared to 83% and 16%, respectively, for the comparable period in 2004.

Fully-electronic revenues for the three months ended March 31, 2005 of $20.4 million decreased from $30.5 million during the comparable period in 2004. This decrease was primarily due to the competitive pricing environment in U.S Treasury trading that led to the erosion of our market position and declining revenues. This decline in market position during the three months ended March 31, 2005 was partially offset by an increase in U.S. Treasury volume of 16%, or $34.6 trillion compared to $29.8 trillion for the comparable period in 2004.

Voice-assisted revenues for the three months ended March 31, 2005 of $6.5 million increased 8% from $6.0 million during the comparable period in 2004. The increase was primarily due to BGC's investment and expansion in the voice brokerage business.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended March 31, 2005 were $6.1 million compared to $4.1 million during the comparable period in 2004, an increase of 49%. This increase resulted from an increase in demand for our support services from Cantor and the growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the three months ended March 31, 2005 were $4.2 million compared to $3.0 million during the comparable period in 2004, a 40% increase, due to revenues generated from our acquisition of Ecco and due to licensing fees earned as part of the Wagner Patent settlement agreement with CBOT, CME, NYMEX, and NYBOT and our licensing agreement with ICE. We anticipate that as we license our software and patents to additional market participants, our revenues from Software Solutions and licensing fees from unrelated parties will continue to grow. See Note 4 of the consolidated financial statements for further discussion.

Interest income

During the three months ended March 31, 2005, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 2.60% compared to 1.27% during the comparable period in 2004. As a result of the increase in the weighted average interest rate and average balances between periods, we generated interest income of $1.3 million for the three months ended March 31, 2005, an increase of 86% compared to $0.7 million for the comparable period in 2004.

Expenses

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Compensation and employee benefits	$13,051	$9,315
Amortization of software development costs and other intangibles	4,666	3,664
Occupancy and equipment	7,409	6,242
Professional and consulting fees	2,941	933
Communications and client networks	1,756	1,613
Marketing	493	386
Administrative fees to related parties	3,877	2,957
Amortization of business partner and non-employee securities	117	444
Other	2,491	1,523
Total expense	$36,801	$27,077

Compensation and employee benefits

At March 31, 2005, we had 402 employees, which was an increase from the 342 employees we had at March 31, 2004. Compensation costs for the three months ended March 31, 2005 were $13.1 million compared to $9.3 million during the comparable period in 2004. The $3.8 million increase, or 41%, in compensation costs resulted mainly from the expansion and strengthening of our senior management team, senior sales personnel and additional headcount from our acquisition of ECCO.

Substantially all of our full-time employees are predominately located in the New York metropolitan area and London.

Amortization of software development costs and other intangibles

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize qualifying computer software costs incurred during the application development stage, and amortize them over their estimated useful life of three years on a straight-line basis.

Amortization of software development costs and other intangibles was $4.7 million for the three months ended March 31, 2005, an increase of $1.0 million, or 27%, compared to $3.7 million during the comparable period in 2004. This was primarily related to increased investment in software development activities and increases in the amortization of intangible assets as we continued to devote significant resources to the innovation and development of technology and protection of our intellectual property portfolio. In addition, amortization of purchased intangible assets from our ECCO acquisition contributed to the increase.

Occupancy and equipment

Occupancy and equipment costs were $7.4 million for the three months ended March 31, 2005, a $1.2 million increase, or 19%, compared to $6.2 million for the comparable period in 2004. The increase was primarily attributable to additional depreciation expense associated with IT equipment purchases and relocation to our permanent corporate headquarters in New York City.

Professional and consulting fees

Professional and consulting fees were $2.9 million for the three months ended March 31, 2005 compared to $0.9 million for the comparable period in 2004, an increase of 222%, primarily the result of legal expenses incurred in connection with litigation defense costs.

Communications and client networks

Communications costs were $1.8 million for the three months ended March 31, 2005 compared to $1.6 million for the comparable period in 2004, an increase of 13%. The increase was primarily due to duplicate communication costs incurred at our temporary and permanent headquarter locations.

Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to connect additional customers to our network.

Marketing

We incurred marketing expenses of $0.5 million for the three months ended March 31, 2005 compared to $0.4 million for the comparable period in 2004. The increase was primarily due to our participation in the Annual Futures Industry Conference held during the first quarter of 2005.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties amounted to $3.9 million for the three months ended March 31, 2005, an increase of 0.9 million, compared to $3.0 million for the comparable period in 2004.

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

Charges in relation to the amortization of business partner and non-employee securities were $0.1 million for the three months ended March 31, 2005 compared to $0.4 million during the comparable period in 2004. This $0.3 million, or 75%, decrease resulted primarily from the fact that the value of a warrant agreement became fully amortized at the end of the first quarter of 2004, and thus contributed no amortization to the first quarter of 2005. The amendment of another warrant agreement that had the effect of extending the term over which the related warrant value is amortized further contributed to this decrease.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For the three months ended March 31, 2005, other expenses were $2.5 million, an increase of $1.0 million, or 67%, compared to other expenses of $1.5 million for the comparable period in 2004. The increase was principally due to employee recruiting costs and travel related expenses.

Income taxes

During the three months ended March 31, 2005, we recorded an income tax provision of $0.8 million corresponding to a 36% consolidated effective tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At March 31, 2005, we had cash and cash equivalents of $189.7 million, a decrease of $20.0 million compared to $209.7 million at December 31, 2004.

Operating Activities

During the three months ended March 31, 2005, our operating activities provided cash of $1.1 million compared to $14.8 million during the comparable period in 2004. The decrease of $13.7 million, or 93%, was primarily attributable to a decrease in net income and reductions in accounts payable and accrued expenses.

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

Investing Activities

During the three months ended March 31, 2005, we used cash in investing activities of $9.7 million compared to $12.4 million during the comparable period in 2004. The decrease was primarily due to a reduction in fixed asset purchases partially offset by increased capitalization of software development and patent defense costs.

Financing Activities

During the three months ended March 31, 2005, we used cash in financing activities of $11.5 million compared to cash provided by financing activities of $2.1 million in the comparable period in 2004. The change was primarily due to our repurchase of approximately 1.4 million shares of our Class A common stock for a total of $11.6 million under our repurchase plan. Our Board of Directors has authorized the repurchase of up to an additional $100 million of our outstanding Class A common stock of which $76.0 million remained available for repurchase at March 31, 2005. At the price levels at which we have been repurchasing shares, we believe the eSpeed shares represent an attractive investment and therefore, we may continue to repurchase shares opportunistically. In addition, proceeds from exercises of employee stock options and business partner warrants were lower during the three months ended March 31, 2005 mainly because of lower overall market prices as compared to the comparable period in 2004.

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

Under the current operating structure, our cash flows from operations and our existing cash resources should be sufficient to fund our current working capital and current capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt, acquisitions, recapitalization and reorganization alternatives. We are continually considering such options, including the possibility of additional repurchases of our Class A common stock, and their effect on our liquidity and capital resources.

Aggregate Contractual Obligations

There have been no significant changes to our significant contractual obligations, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2005, we had invested $176.7 million of our cash in securities purchased under reverse repurchase agreements, $57.6 million of which is fully collateralized by U.S. government securities and $119.1 million of which is fully collateralized by eligible equity securities, both of which are held in a third party custodial account. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. Additionally, at March 31, 2005, we had invested $1.9 million in a money market fund held at overnight durations. This fund solely invests in short-term U.S. government fixed income securities.

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

We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income in our international operations of $0.1 million for the three months ended March 31, 2005.

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

PART II. — OTHER INFORMATION

ITEM 1.    Legal Proceedings

By Statement of Claim dated October 8, 2002, Municipal Partners, LLC (MPLLC) commenced an arbitration before the NASD against Cantor Fitzgerald Partners and Howard Lutnick (the Arbitration). Although MPLLC did not name eSpeed as a respondent in the Arbitration, MPLLC seeks, among other things, (i) a declaration that the License and Service Agreement dated January 30, 2002, between MPLLC and eSpeed is null and void and (ii) an order directing eSpeed to reimburse MPLLC for certain costs. Cantor moved to stay the Arbitration and have the dispute resolved in Court. On October 7, 2004, the First Department affirmed the lower court's decision denying Cantor's motion to stay the arbitration.

On February 7, 2005, MPLLC was granted permission to amend its claims to seek damages arising from eSpeed's direction to third parties to shut off certain circuits used by MPLLC after notice to MPLLC. Cantor and eSpeed sought to stay arbitration of the amended claims. The trial court denied the stay and the First Department denied Cantor's and eSpeed's application for an interim stay pending appeal of the lower court's denial. Cantor and eSpeed intend to appeal the trial court's denial. The parties have concluded discovery on the original claims and Cantor has served discovery upon MPLLC concerning the amended claims. The parties began a hearing on the original claims on March 28, 2005, which was adjourned as a result of one of the arbitrators withdrawing from the case. The Arbitration is scheduled to resume on June 13 – 15 and June 20 – 21.

By Summons and Complaint dated October 30, 2002, eSpeed commenced an action in New York State Supreme Court against MPLLC seeking, among other things, payment for services rendered pursuant to the License and Service Agreement and payment for eSpeed's share of certain electronic revenues of MPLLC. The parties submitted to non-binding mediation in March 2003. Although the parties engaged in informal negotiations of a resolution to the dispute after the mediation, the parties thereafter resumed the litigation. On April 1, 2004, MPLLC filed an amended Answer and Counterclaim. On May 25, 2004, eSpeed filed its reply to MPLLC's Counterclaim. Shortly thereafter, the parties engaged in some discovery but discovery was stayed pending the hearing of the arbitration above. On April 13, 2005, the Court granted eSpeed's request to resume document discovery and continued the stay with respect to deposition discovery. eSpeed is preparing to serve supplemental document discovery upon MPLCC and certain third parties. No trial date has yet been scheduled.

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

A jury trial began on February 7, 2005. In a pre-trial ruling on February 7, 2005, the U.S. District Court in Delaware ruled that the BrokerTec ETN did not infringe our 580 Patent. On February 22, 2005, a jury found that the Garban GTN did infringe our 580 Patent but that there was a deficiency in the application which led to the 580 Patent, finding that we "failed to provide adequate written description of each and every element recited" in certain claims of the 580 Patent. We are currently awaiting entry of final judgment on the jury findings by the court following post-trial motions, as well as a judgment on an inequitable conduct claim against eSpeed. The Court's rulings could lead to a judgment of invalidity on a portion of the claims set forth in the patent and, in the event of an adverse judgment on inequitable conduct, a judgment of unenforceability with respect to some or all claims. We expect to appeal certain rulings to the U.S. Court of Appeals for the Federal Circuit. Briefing of post-trial motions and on issues of unenforceability is currently in progress. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

In August 2003, Trading Technologies International, Inc. (TT) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed and continue to infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004 and U.S. Patent 6,772,132, which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude us from making, selling, and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that we had not raised a substantial question concerning the validity or infringement of the patents but that TT had not proved that it would suffer irreparable harm absent an injunction. A trial date for this case has not yet been set. On March 16, 2005, TT filed an amended Complaint against us and added infringement allegations against Ecco and ITSEcco. On April 6, 2005, eSpeed and Ecco answered the Complaint in which we denied the infringement allegations. At the same time, eSpeed and Ecco filed a Counterclaim seeking a declaration that the patents in a suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. On April 18, 2005, ITSEcco filed a motion to dismiss TT's complaint against it for lack of personal jurisdiction. The Court has not ruled on this motion. If TT ultimately prevails in this litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

In the first quarter of 2005, we were named as a defendant in a number of purported class action complaints against eSpeed, Cantor Fitzgerald, L.P. and certain affiliated entities, as well as two of our executive officers, Howard Lutnick and Lee Amaitis, on behalf of all persons who purchased the securities of eSpeed from August 12, 2003, to July 1, 2004, alleging that we made "material false positive statements during the class period" and violated certain provisions of the U.S. Securities Exchange Act of 1934, as amended, and certain rules and regulations thereunder. On April 8, 2005, the district court consolidated the purported class action complaints. The action is in its preliminary phase, and no discovery has occurred. We believe the lawsuit is without merit.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table details our share repurchase activity during the first quarter of 2005, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced plans and the approximate dollar value that may yet be purchased under these plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans	Value of Shares that May Yet Be Purchased Under the Plans
January 1 to January 31, 2005	—	$—	—	$—
February 1 to February 29, 2005	—	$—
March 1 to March 31, 2005	1,353,500	$8.58	1,353,500	$76.0 million

ITEM 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

(i)	On January 4, 2005, we filed a report on Form 8-K under Item 8. "Optional Other Events" with respect to issuing a press release announcing the removal of our Price Improvement (PI) feature.

(ii)	On February 17, 2005, we filed a report on Form 8-K under Item 8. "Optional Other Events" with respect to the filing of a purported class action complaint against eSpeed, Inc.

(iii)	On March 1, 2005, we filed a report on Form 8-K under Item 2. "Results of Operations and Financial Condition" announcing our preliminary operating statistics for the quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc. (Registrant)
/s/ Howard W. Lutnick Howard W. Lutnick Chairman of the Board and Chief Executive Officer
/s/ Jay Ryan Jay Ryan Senior Vice President and Chief Financial Officer

Date: May 10, 2005

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002