Form 10-Q
period 2005-06-30
ESPEED INC
filed 2005-08-09
CIK 1094831

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

135 East 57th Street, New York, New York 10022

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Yes X    No

As of July 28, 2005, the registrant had 29,011,932 shares of Class A common stock, $0.01 par value, and 22,139,270 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries
Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I. — FINANCIAL INFORMATION

Page
ITEM 1. Financial Statements

Condensed Consolidated Statements of Financial Condition (unaudited):
June 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Operations (unaudited):
Three and Six Months Ended June 30, 2005 and June 30, 2004	4

Condensed Consolidated Statements of Cash Flows (unaudited):
Three and Six Months Ended June 30, 2005 and June 30, 2004	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4. Controls and Procedures	33

PART II. — OTHER INFORMATION

ITEM 1. Legal Proceedings	35

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

ITEM 4. Submission of Matters to a Vote of Security Holders	37

ITEM 6. Exhibits	38

SIGNATURES	39

PART I. — FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

eSpeed, Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(in thousands, except share data)

	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$20,567	$19,884
Reverse repurchase agreements with related parties	161,592	189,804
Total cash and cash equivalents	182,159	209,688
Fixed assets, net	56,849	50,605
Investments	12,504	12,709
Goodwill	11,968	11,949
Intangible assets, net	14,221	16,097
Receivable from related parties	6,061	1,630
Other assets	8,144	7,455
Total assets	$291,906	$310,133
Liabilities and Stockholders' Equity
Current liabilities:
Payable to related parties	4,447	7,113
Accounts payable and accrued liabilities	27,146	24,795
Total current liabilities	31,593	31,908
Deferred income	7,802	8,011
Total liabilities	39,395	39,919
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized, none outstanding at June 30, 2005 and December 31, 2004	—	—
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 34,345,323 and 34,289,773 shares issued at June 30, 2005 and December 31, 2004, respectively	343	343
Class B common stock, par value $.01 per share; 100,000,000 shares authorized; 22,139,270 shares outstanding at June 30, 2005 and December 31, 2004	221	221
Additional paid-in capital	294,635	294,115
Unearned stock based compensation	(1,747)	(3,080)
Treasury stock, at cost; 5,341,315 and 3,082,815 shares of Class A common stock at June 30, 2005 and December 31, 2004, respectively	(53,409)	(33,972)
Retained earnings	12,468	12,587
Total stockholders' equity	252,511	270,214
Total liabilities and stockholders' equity	$291,906	$310,133

See notes to condensed consolidated financial statements

eSpeed, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$18,804	$29,154	$39,241	$59,681
Voice-assisted brokerage transactions	6,444	5,190	12,938	11,216
Screen-assisted open outcry transactions	403	158	810	389
Total transaction revenues with related parties	25,651	34,502	52,989	71,286
Software Solutions fees from related parties	6,657	4,475	12,761	8,587
Software Solutions and licensing fees from unrelated parties	3,765	3,107	7,942	6,105
Interest income	1,382	761	2,667	1,505
Total revenues	37,455	42,845	76,359	87,483
Expenses:
Compensation and employee benefits	12,890	9,768	25,941	19,083
Amortization of software development costs and other intangibles	4,504	3,820	9,170	7,549
Other occupancy and equipment	7,536	6,073	14,945	12,300
Professional and consulting fees	2,129	865	5,070	1,798
Communications and client networks	1,882	1,595	3,638	3,208
Marketing	369	379	862	765
Administrative fees to related parties	3,422	3,212	7,299	6,169
Amortization of business partner and non-employee securities	143	142	260	586
Acquisition related costs	4,124	—	4,124	—
Other	2,863	2,145	5,354	3,618
Total operating expenses	39,862	27,999	76,663	55,076
Income (loss) before income tax provision (benefit)	(2,407)	14,846	(304)	32,407
Income tax provision (benefit)	(949)	5,805	(185)	12,671

Net income (loss)	$(1,458)	$9,041	$(119)	$19,736
Per share data:
Basic earnings (loss) per share	$(0.03)	$0.16	$—	$0.35
Diluted earnings (loss) per share	$(0.03)	$0.16	$—	$0.34
Basic weighted average shares of common stock outstanding	51,281	56,153	52,205	56,114
Diluted weighted average shares of common stock outstanding	51,281	57,958	52,205	58,161

See notes to condensed consolidated financial statements

eSpeed, Inc. & Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,458)	$9,041	$(119)	$19,736
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,072	5,755	14,170	11,131
Amortization of business partner and non-employee securities	143	142	260	586
Amortization of employee stock-based compensation	536	—	1,072	—
Equity in net loss (income) of unconsolidated investments	(6)	39	15	10
Deferred income tax expense (benefit)	(566)	545	(443)	608
Tax benefit from employee stock options and warrant exercises	46	144	84	935
Issuance of securities under employee benefit plan	63	30	125	60
Changes in operating assets and liabilities:
Receivable from related parties	(6,060)	(369)	(4,430)	393
Other assets	525	(29)	(498)	(1,479)
Payable to related parties	2,154	1,493	(2,667)	(2,766)
Accounts payable and accrued expenses	6,207	(2,254)	2,324	118
Deferred income	(105)	—	(209)	—
Net cash provided by operating activities	8,551	14,537	9,684	29,332
Cash flows from investing activities:
Purchase of fixed assets	(3,853)	(2,104)	(7,466)	(9,330)
Capitalization of software development costs	(3,944)	(4,551)	(9,523)	(8,447)
Capitalization of patents and related defense costs	(591)	(1,923)	(1,099)	(2,800)
Purchase of investment	—	—	—	(360)
Net cash used in investing activities	(8,388)	(8,578)	(18,088)	(20,937)
Cash flows from financing activities:
Purchase of Class A common stock	(7,827)	—	(19,437)	—
Proceeds from exercises of stock options and warrants	208	258	312	1,753
Receivable from UBS in relation to warrant exercises	—	—	—	950
Receivable from broker in relation to stock option exercises	(49)	393	—	—
Net cash provided by (used in) financing activities	(7,668)	651	(19,125)	2,703
Net increase (decrease) in cash and cash equivalents	(7,505)	6,610	(27,529)	11,098
Cash and cash equivalents at beginning of period	12,960	52,466	19,884	55,318
Reverse repurchase agreements with related parties at beginning of period	176,704	180,522	189,804	173,182
Total cash and cash equivalents at beginning of period	189,664	232,988	209,688	228,500
Cash and cash equivalents at end of period	20,567	34,115	20,567	34,115
Reverse repurchase agreements with related parties at end of period	161,592	205,483	161,592	205,483
Total cash and cash equivalents at end of period	$182,159	$239,598	$182,159	$239,598

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

Transaction Revenues with Related-Parties:     Securities transactions and the related transaction revenues are recorded on a trade date basis. Transaction revenues with related parties are comprised of fully electronic, voice-assisted brokerage and screen-assisted open outcry transactions. See Note 8 of notes to condensed consolidated financial statements for further discussion.

Software Solutions fees :    Pursuant to various services agreements, the Company recognizes fees from related parties in amounts generally equal to its actual direct and indirect costs, including overhead, of providing such services at the time when such services are performed. For specific technology support functions that are both utilized by the Company and provided to related parties, the Company allocates the actual costs of providing such support functions based on the relative usage of such support services by each party. In addition, certain clients of the Company provide online access to their customers through use of the Company's electronic trading platform. The Company receives up-front and/or periodic fees from unrelated parties for the use of its platform. Such fees are deferred and recognized as revenue ratably over the term of the licensing agreement. The Company also receives patent license fees from unrelated parties. Such fees are recognized as income ratably over the license period.

Cash and Cash Equivalents:    The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of securities purchased under agreements to resell (reverse repurchase agreements) and a money market fund. Reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount deposited. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return amounts deposited when appropriate.

Fixed Assets :    Fixed assets are recorded at cost. Fixed assets, principally computer, communication equipment and software, are depreciated over their estimated economic useful lives (generally three to seven years) using the straight-line method. Internal and external direct costs of application development and of obtaining software for internal use are capitalized and amortized over their estimated economic useful life of three years on a straight-line basis. Leasehold improvements are amortized over their estimated economic useful lives, or the remaining lease term, whichever is shorter.

Investments:    The Company's investments are comprised of an investment accounted for using the cost method of accounting, as well as investments accounted for using the equity method of accounting. Investments are accounted for under the equity method where the Company has a significant influence. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in the value of the investment has been sustained. Such evaluation is dependent on the specific facts and circumstances. As none of our investments has a readily determinable market value, the primary factor considered by the Company in determining whether an other-than-temporary decline in value has occurred is the financial condition of the investee. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the investment. This list is not all-inclusive and management weighs all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

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

Evaluation of Goodwill, Long-Lived Assets and Amortizable Intangibles: The Company periodically evaluates potential impairment of goodwill, long-lived assets and amortizable intangibles, when a change in circumstances occurs, by applying the concepts of SFAS No. 144 "Accounting for the

Impairment or Disposal of Long Lived Assets" (SFAS 144) and assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets. If the undiscounted future cash flows were less than the carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

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

Stock-Based Compensation: Pursuant to guidelines contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and as permitted by SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS 123), the Company records no expense for stock options issued to employees as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

The following table represents the effect had the Company accounted for the options in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income (loss), as reported	$(1,458)	$9,041	$(119)	$19,736

Deduct: Total stock-based employee compensation (expense) benefit determined under fair value based method for all awards granted, net of taxes	78	(2,484)	(8,716)	(4,336)
Net income (loss), pro forma	$(1,380)	$6,557	$(8,835)	$15,400

Basic weighted average shares of common stock outstanding	51,281	56,153	52,205	56,114
Diluted weighted average shares of common stock outstanding	51,281	57,958	52,205	58,161

Earnings (loss) per share:
Basic — as reported	$(0.03)	$0.16	$—	$0.35
Basic — pro forma	$(0.03)	$0.12	$(0.17)	$0.27

Diluted — as reported	$(0.03)	$0.16	$—	$0.34
Diluted — pro forma	$(0.03)	$0.11	$(0.17)	$0.26

In response to the changes in accounting rules pursuant to Financial Accounting Standards Board (FASB) 123R, "Share-Based Payments," during the fourth quarter of 2004, the Company's Board of Directors accelerated the vesting of unvested "out-of-the-money" stock options previously awarded to employees and officers. Under the intrinsic value method, there was no compensation expense associated with this action as the strike prices related to the accelerated options were above the fair market value of the Company's common stock on the day the acceleration was affected. As a result, options to purchase approximately 3.3 million shares with a fair value of $8.9 million became exercisable.

On March 8, 2005, our Board of Directors accelerated the vesting of an additional 3.0 million unvested "out-of-the-money" stock options previously awarded to officers and employees with a fair value of $8.7 million, net of tax, which are reflected in the above table. As a result of both accelerations, the Company will not recognize share based after-tax compensation expense of approximately $10.2 million in 2005, $5.0 million in 2006, $2.0 million in 2007 and $0.4 million in 2008.

Income Taxes :    Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 " ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS 154 in future periods when it becomes applicable.

3.    Fixed Assets

Fixed assets consisted of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Computer equipment	$40,643	$34,749
Software, including software development costs	72,965	63,137
Leasehold improvements and other fixed assets	2,584	2,607
	116,192	100,493
Less: Accumulated depreciation & amortization	(59,343)	(49,888)
Fixed assets, net	$56,849	$50,605

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes qualifying computer software costs incurred during the application development stage. During the six months ended June 30, 2005 and 2004, software development costs totaling $9.5 million and $8.4 million, respectively, were capitalized. For the six months ended June 30, 2005 and 2004, the Company's consolidated statements of operations included $5.8 million and $4.7 million, respectively, in relation to the amortization of software development costs.

4. Goodwill and Other Intangible Assets

The change in the carrying value of goodwill during the three months ended June 30, 2005 was as follows (in thousands):

Balance at December 31, 2004	$11,949
Adjustments	19
Balance at June 30, 2005	$11,968

Goodwill shown in the table above was in connection with the acquisition of ITSEcco Holdings Limited during October 2004 as more fully discussed in Note 5. The adjustment to goodwill relates to professional services rendered in connection with the fair value of acquired intangibles.

Other Intangible Assets

Intangible assets consist of the following:

	June 30, 2005			December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Patents, including capitalized legal costs	$29,146	$(17,622)	$11,524	$27,600	$(14,586)	$13,014
Acquired intangibles:
Existing technology	2,832	(401)	2,431	2,832	(118)	2,714
Customer contracts	412	(146)	266	412	(43)	369
	$32,390	$(18,169)	$14,221	$30,844	$(14,747)	$16,097

During the six months ended June 30, 2005 and 2004, the Company recorded intangible amortization expense of $3.4 million and $2.9 million, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows: $6.9 million in 2006, $4.6 million in 2007, $1.1 million in 2008, $0.7 million in 2009 and $0.3 million in 2010.

Patents

Wagner Patent:    In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the Wagner Patent) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from Electronic Trading Systems Corporation (ETS) for an initial payment of $1,750,000 in cash and 24,334 shares of the Company's Class A common stock valued at $500,000. The Wagner Patent expires in 2007. Additional payments are contingent upon the generation of patent-related revenues. The company paid $0.2 million in connection with a long-term license agreement with Intercontinental Exchange. In order to perfect and defend the Company's rights under the Wagner Patent, the Company has incurred substantial legal costs. As of June 30, 2005, the Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was $7.8 million and $10.2 million at June 30, 2005 and December 31, 2004, respectively.

In August 2002, the Company entered into a Settlement Agreement (the Settlement Agreement) with ETS, the Chicago Mercantile Exchange Inc. (CME) and the Board of Trade of the City of Chicago (CBOT) to resolve the litigation related to the Wagner Patent. As part of the Settlement Agreement, all parties were released from the legal claims brought against each other without admitting liability on the part of any party. Under the terms of the Settlement Agreement, CME and CBOT will each pay $15.0 million to eSpeed as a fully paid up license, for a total of $30.0 million. Each $15.0 million payment includes a $5.0 million payment, which was received in 2002, and additional $2.0 million payments per year until 2007. Of the $30.0 million to be received by the Company, approximately $5.8 million may be paid to ETS in its capacity as the former owner of the Wagner Patent, and the $24.2 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. In connection with the Settlement Agreement, the Company has recognized revenue of $2.7 million during both six month periods ended June 30, 2005 and 2004, which is included in Software Solutions and licensing fees from unrelated parties in the Company's consolidated statements of operations.

In December 2003, eSpeed and the New York Mercantile Exchange (NYMEX) entered into a settlement agreement (the NYMEX Settlement Agreement) regarding the Wagner Patent. As a licensee of the Wagner Patent, NYMEX will pay to eSpeed $8.0 million over a three-year period. eSpeed has received payments of $2.0 million in each of 2004 and 2003. Of the $8.0 million to be received by eSpeed, $1.2 million was paid to ETS during 2004 in its capacity as the former owner of the Wagner Patent and the remaining $6.8 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. During each of the six month periods ended June 30, 2005 and 2004, the Company recorded revenue of approximately $1.1 million related to the NYMEX Settlement Agreement.

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

In July 2004, the Company and the Board of Trade of the City of New York (NYBOT) renegotiated an agreement (the Agreement) that originated between Cantor and the New York Cotton Exchange in 1997. As part of the Agreement, which expires in 2017, all previous agreements between NYBOT/New York Clearing Corporation companies and Cantor /eSpeed companies have been terminated. As a result of the Agreement, eSpeed is the sole owner of the Cantor Financial Futures Exchange and the Commodity Futures Clearing Corporation of New York. Additionally, NYBOT and eSpeed have agreed that NYBOT will provide processing services for futures contracts or options on futures contracts listed on the Cantor Financial Futures Exchange or other exchanges designated by eSpeed.

Under the terms of the Agreement, NYBOT will pay $5.5 million to eSpeed; $2.5 million was paid in July 2004, with three annual installments of $1.0 million per year (or $3.0 million) payable until 2007.

In December 2004, NYBOT and the Company amended the Agreement. As such, the Company received $3.0 million from NYBOT thereby satisfying all future installment payments. During the six-month period ended June 30, 2005, the Company recorded revenue of $0.2 million related to the Agreement, and will recognize the $5.1 million balance as revenue ratably over the life of the Agreement.

Lawrence Patent:    In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the Lawrence Patent) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014. The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company's Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. During the second quarter of 2005, the Company entered into an Amendment Agreement to amend the Purchase Agreement related to the Lawrence Patent. Pursuant to the Amendment Agreement, the Company will be required to pay $0.5 million payable over 4 years. Additional payments are contingent upon the generation of related revenues.

Other:    The Company has incurred costs in connection with various patent applications. The Company capitalized $1.0 million and $1.6 million of such legal costs during the six months ended June 30, 2005 and year ended December 31, 2004, respectively. The carrying value of the capitalized costs related to patent applications was $2.4 million and $2.0 million at June 30, 2005 and December 31, 2004, respectively.

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

The purchase price allocation is preliminary and is dependent on our final analysis of the net assets, including intangibles, which is expected to be completed within the one-year period following the consummation of the acquisition. The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, Business Combinations, and accordingly, the assets and liabilities acquired were recorded at their fair value at the date of acquisition. The results of operations of ECCO have been included in the Company's financial statements subsequent to the date of acquisition. Proforma results have not been presented because the effect of the acquisition was not material. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Goodwill will not be amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangibles. Goodwill associated with this acquisition is not expected to be deductible for tax purposes.

In connection with the acquisition, eSpeed recorded approximately $12.0 million of goodwill and $3.2 million of purchased intangibles. The purchased intangibles consist of $2.8 million in existing technology and $0.4 million of customer contracts, which will be amortized straight-line over their estimated useful lives of 5 years and 2 years, respectively.

6.    Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)

Current:
U.S. Federal	$(402)	$4,323	$—	$9,923
U.S. State and Local	49	937	171	2,140
Foreign	17	—	94	—
	(336)	5,260	265	12,063

Deferred:
U.S. Federal	(601)	545	(464)	608
U.S. State and Local	(12)	—	14	—
Foreign	—	—	—	—
	(613)	545	(450)	608
Provision (benefit) for income taxes	$(949)	$5,805	$(185)	$12,671

7.    Investments

Investments consisted of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Easyscreen	$4,767	$4,957
Tradespark	3	3
EIP	692	701
Freedom International Brokerage	7,042	7,048
Investments	$12,504	$12,709

8.    Related-Party Transactions

Cash and cash equivalents at June 30, 2005 and December 31, 2004 included $161.6 million and $189.8 million, respectively, of reverse repurchase agreements, which are transacted on an overnight basis with Cantor. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are held under a custodial arrangement with a third party bank and are not permitted to be resold or repledged. The fair value of such collateral at June 30, 2005 and December 31, 2004 totaled $173.5 million and $200.6 million, respectively.

Under our Amended and Restated Joint Services Agreement with Cantor (JSA) and services agreements with BGC, TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, we own

and operate the electronic trading systems and are responsible for providing electronic brokerage services, and BGC, TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions, we receive 65% of the transaction revenues and Cantor, TradeSpark or Freedom receives 35% of the transaction revenues. Additionally, we receive 25% of certain net revenues from Cantor's Gaming Business as defined in the JSA, and treat all such revenue as fully electronic. With respect to the eSpeed equity order routing business, conducted for Cantor, the Company and Cantor each receive 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. In addition, any eSpeed equity order routing business that is not conducted for Cantor will also be treated as a fully electronic transaction, and the Company will receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues. Further, we and Municipal Partners, LLC, each receive 50% of the fully electronic revenues related to municipal bonds and we and CO2e.com, LLC, each receive 50% of the fully electronic revenues.

In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues, in the case of BGC transactions, and 35% of the transaction revenues, in the case of TradeSpark or Freedom transactions. For CO2e.com, LLC we receive 20% of the transaction revenues. For screen assisted open outcry brokerage transactions, we receive 2.5% of the transaction revenues in the case of BGC transactions, and for CO2e.com, LLC, we receive 20% of the transaction revenues.

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

In January 2005, our Audit Committee and Board of Directors authorized our management to enter into amendments or modifications to the Joint Services Agreement which provide for a division of revenue between us and BGC or Cantor with respect to all products other than benchmark U.S. treasury securities, spot foreign exchange or European Government Bonds which become electronically traded in the future and in August, our Audit Committee added European Government Bonds. Although we have not entered into any such modifications to date, we may receive no less than 50% of the net revenues for such products for a period of four years from the date a customer of BGC enters an order on our eSpeed® system for such products, or four years from the date of the amendment in the case of products which are currently voice-assisted for BGC customers. At the end of such four year period, the revenue share shall revert to a payment to eSpeed of 65% of the net revenues for such products. Net revenues shall be calculated after deduction of all BGC brokerage commissions and other broker compensation expense. Our Audit Committee and Board of Directors have also authorized our management to pay directly to BGC or Cantor brokers up to 10% of increased gross revenue on increased electronic trading on our eSpeed® system by customers of such brokers in certain products. These payments are intended to provide incentive to voice brokers to encourage additional electronic trading on our eSpeed® system by their customers and are solely in the discretion of our management. We have further entered into an arrangement with Cantor with respect to a revenue share regarding FX. The Joint Services Agreement was clarified to provide that the 35%/65% revenue share between eSpeed and Cantor shall be paid after the payment of the revenue share amount to certain participants on the FX platform and after payment of fees relating to clearance, settlement and fulfillment services provided by Cantor. Such clearing and settlement fees shall be shared 65%/35% in the event that the average cost of such services exceeds the average costs associated with clearing and settling cash transaction in U.S. Treasuries.

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement has a three-year term, which will renew automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the six months ended June 30, 2005 and 2004 totaling $7.3 million, $6.2 million, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are not the result of arm's-length negotiations because Cantor controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. Receivables from Tradespark, Freedom and MPLLC totaled approximately $1.1 million and $1.0 million as of June 30, 2005 and December 31, 2004 respectively. Additionally, at June 30, 2005 amounts due from Cantor's Gaming Businesses totaled approximately $2.8 million. The receivable is comprised of a $2.3 million reimbursement for capitalized software development costs, which reduces the corresponding asset's carrying value, and $0.5 million in software solutions revenue. All amounts due from related parties are included in the receivable from related parties in the condensed consolidated statements of financial condition.

9.    Earnings (Loss) Per Share

The following is a reconciliation of the basic and diluted earnings (loss) per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income (loss) for basic and diluted earnings per share	$(1,458)	$9,041	$(119)	$19,736
Shares of common stock and common stock equivalents;
Weighted average shares used in basic computation	51,281	56,153	52,205	56,114
Dilutive effect of:
Stock options	—	1,731	—	1,963
Restricted stock grants	—	—	—	—
Business partner securities	—	74	—	84
Weighted average shares used in diluted computation	51,281	57,958	52,205	58,161

Earnings (loss) per share:
Basic	$(0.03)	$0.16	$—	$0.35
Diluted	$(0.03)	$0.16	$—	$0.34

During the three months ended June 30, 2005 and 2004, approximately 15.7 million and 9.7 million, respectively, of securities were excluded from the computation of diluted earnings (loss) per share because the effect was anti-dilutive. Additionally, during the six months ended June 30, 2005 and 2004, approximately 15.2 million and 9.5 million, respectively, of securities were excluded from the computation of diluted earnings (loss) per share because the effect was anti-dilutive.

10.    Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At June 30, 2005, eSpeed Government Securities, Inc.'s liquid capital of $111,183,603 was in excess of minimum requirements by $111,158,603. Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2005, eSpeed Securities, Inc. had net capital of $58,863,922, which was $58,841,865 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .56 to 1.

As of June 30, 2005, the Company's regulated subsidiaries have no third party restrictions on their ability to transfer net assets to their parent company, eSpeed, Inc., except for the minimum liquid capital and net capital requirements for eSpeed Government Securities, Inc. and eSpeed Securities, Inc., which were $25,000 and $22,057, respectively. Both of these amounts were deemed immaterial per the requirements of SEC Rule 5-04 of Regulation S-X under the Securities Exchange Act of 1934.

The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

11.    Commitments and Contingencies

During 2005, Cantor and the Company have established new global headquarters at 110 East 59th Street in New York's midtown Manhattan. Under the Administrative Services Agreement, eSpeed is

obligated to Cantor for its pro rata portion (based on square footage used) of rental payments during the 16 year term of the lease for the new headquarters.

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

On February 7, 2005, MPLLC was granted permission to amend its claims to seek damages arising from eSpeed's direction to third parties to shut off certain circuits used by MPLLC after notice to MPLLC. Cantor and eSpeed sought to stay arbitration of the amended claims. The trial court denied the stay and the First Department denied Cantor's and eSpeed's application for an interim stay pending appeal of the lower court's denial. Cantor and eSpeed intend to appeal the trial court's denial. The parties have concluded discovery on the original claims and Cantor has served discovery upon MPLLC concerning the amended claims. The parties began a hearing on the original claims on March 28, 2005, which was adjourned as a result of one of the arbitrators withdrawing from the case. A hearing on the merits occurred in mid June 2005. During the hearing, MPLLC sought permission to amend its Statement of Claim to assert additional claims of harassment. On July 26, 2005, the Panel rendered an award that requires nothing of and awarded no relief against eSpeed.

By Summons and Complaint dated October 30, 2002, eSpeed commenced an action in New York State Supreme Court against MPLLC seeking, among other things, payment for services rendered pursuant to the License and Service Agreement and payment for eSpeed's share of certain electronic revenues of MPLLC. The parties submitted to non-binding mediation in March 2003. Although the parties engaged in informal negotiations of a resolution to the dispute after the mediation, the parties thereafter resumed the litigation. On April 1, 2004, MPLLC filed an amended Answer and Counterclaim. On May 25, 2004, eSpeed filed its reply to MPLLC's Counterclaim. Shortly thereafter, the parties engaged in some discovery but discovery was stayed pending the hearing of the arbitration above. On April 13, 2005, the Court granted eSpeed's request to resume document discovery and continued the stay with respect to deposition discovery. eSpeed has served document discovery upon certain third parties and is preparing to serve additional document requests on MPLLC. No trial date has yet been scheduled.

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

A jury trial began on February 7, 2005. In a pre-trial ruling on February 7, 2005, the U.S. District Court in Delaware ruled that the BrokerTec ETN did not infringe our 580 Patent. On February 22, 2005, a jury found that the Garban GTN did infringe our 580 Patent but that there was a deficiency in the application which led to the 580 Patent, finding that we "failed to provide adequate written description of each and every element recited" in certain claims of the 580 Patent. We are currently awaiting entry of final judgment on the jury findings by the court following post-trial motions, as well as a judgment on an inequitable conduct claim against eSpeed. The Court's rulings could lead to a judgment of invalidity on a portion of the claims set forth in the patent and, in the event of an adverse judgment on inequitable conduct, a judgment of unenforceability with respect to some or all claims. We expect to appeal certain rulings to the U.S. Court of Appeals for the Federal Circuit. Briefing of post-trial motions and on issues including unenforceability was completed on June 27, 2005. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

In August 2004, Trading Technologies International, Inc. (TT) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed and continue to infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004 and U.S. Patent 6,772,132, which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude us from making, selling, and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that we had not raised a substantial question concerning the validity or infringement of the patents but that TT had not proved that it would suffer irreparable harm absent an injunction. A trial date for this case has not yet been set. On March 16, 2005, TT filed an amended Complaint against us and added infringement allegations against Ecco and ITSEcco. On April 6, 2005, eSpeed and Ecco answered the Complaint in which we denied the infringement allegations. At the same time, eSpeed and Ecco filed a Counterclaim seeking a declaration that the patents in a suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. On April 18, 2005, ITSEcco filed a motion to dismiss TT's complaint against it for lack of personal jurisdiction. The Court has not ruled on this motion. If TT ultimately prevails in this litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

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

Product information:    The Company currently markets its services through the following products: core products, including an integrated network engaged in electronic trading in government securities in multiple marketplaces over the eSpeed® system; new product rollouts, including introduction of products in non-equity capital markets; products enhancement software, which enables clients to engage in enhanced electronic trading of core products and new product rollouts; and eSpeed Software SolutionsSM, which allows customers to use the Company's intellectual property and trading expertise to build electronic marketplaces and exchanges, develop customized trading interfaces and enable real-time auctions and debt issuance. Revenues from core products comprise the majority of the Company's revenues.

Geographic information:    The Company operates in the Americas (primarily in the United States), Europe and Asia. Transaction Revenue attribution for purposes of preparing geographic data is principally based upon the marketplace where the financial product is traded, which, as a result of regulatory jurisdiction constraints in most circumstances, is also representative of the location of the client generating the transaction resulting in commissionable revenue. The information that follows, in management's judgment, provides a reasonable representation of the transaction revenue and long-lived assets of each region as of and for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Transaction revenues with related parties:
Europe	$6,078	$7,263	$14,203	$16,071
Asia	637	490	1,217	1,027
Total Non-Americas	6,715	7,753	15,420	17,098
Americas	18,936	26,749	37,569	54,188
Total	$25,651	$34,502	$52,989	$71,286

	June 30, 2005	December 31, 2004
	(in thousands)
Long-lived assets: (a)
Europe	$19,048	$15,765
Asia	474	387
Total Non-Americas	19,522	16,152
Americas	37,327	34,453
Total	$56,849	$50,605

(a)	Represents fixed assets, net

13.    Subsequent Event

On June 15, 2005, the Company announced that it had submitted a binding irrevocable offer to acquire 51% of the share capital of Società per il Mercato dei Titoli di Stato -- Borsa Obbligazionaria Europea S.p.A (MTS) for a total subscription price equal to 51% of Euro 250 million through the issuance of new MTS shares. The Company offered to acquire, at the same price per share, up to an additional 20% of the share capital of MTS from current MTS shareholders following closing.

On July 1, 2005, the Company announced that it had been informed by MTS that a majority of MTS shareholders had voted to accept an alternative offer to acquire a majority interest in MTS.

As a result of the shareholder vote, the Company terminated its commitment letter with Cantor , in which Cantor agreed to provide the Company with an unsecured credit facility of $60 million. There are no termination penalties associated with the termination of the commitment letter. The Company incurred legal, accounting, advisory, financing and other related expenses incurred in connection with its offer. These costs, which include a $300,000 fee paid to Cantor for the unsecured credit facility commitment, amounted to $4.1 million and were recorded during the three months ended June 30, 2005 as acquisition-related costs in the accompanying statement of operations.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the effect of the September 11 Events (as defined below) on our operations, including in particular the loss of hundreds of eSpeed, Cantor and TradeSpark employees, the costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received and their related costs, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including trading volume and volatility, our pricing strategy and that of our competitors, our ability to develop new products and services, to enter new markets, to secure and maintain market share, to enter into strategic alliances, joint ventures and other transactions, to hire new personnel, to expand the use of our electronic system, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve, and other factors that are discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto appearing elsewhere in this filing.

Overview

Fiscal 2004 was a transitional year for us as we experienced major changes to our U.S. Treasury business, expanded and strengthened our senior management team and grew our sales force.

We consider the trading of U.S. Treasury securities to be both a foundation for our company and an area for growth. During 2004, we encountered a competitive pricing environment and experienced an erosion of our market position leading to lower than expected revenues. We addressed our pricing structure on a client-by-client basis by offering tailored and flexible pricing solutions that focused on lowering the customers' marginal cost of trading on our eSpeed system. These solutions included a combination of variable and fixed commissions. We offered many of our largest bank and investment bank customers larger fixed fee/less variable pricing components, which we expect will result in increases to volumes traded on the eSpeed platform which has reduced our sensitivity to changes in market volumes and has helped to increase our market share over the last two quarters.

We also improved our client service. In January 2005, we announced the strategic decision to remove Price Improvement (PI) from our technology platform. We expect to continue to experience a revenue reduction in the short-term; we believe the long-term expected benefit of increased market volumes should result in increased revenues.

We expanded and strengthened our senior management team. During 2004, we added Kevin Foley as President, Paul Saltzman as Chief Operating Officer and senior sales personnel. This management depth enabled our team to increase their one-on-one focus with more customers and to better address their needs.

We augmented our focus on new product sales and product technology rollouts. New product sales included the early-stage growth of our FX product. We offer a unique trading platform that provides FX spot traders what we believe is a better way to trade. We believe we offer the only truly neutral, anonymous, multiple buyer/multiple seller wholesale electronic market. We offer immediacy, and provide an order driven marketplace where participants can place bids and offers. To create and grow our FX business, we hired an experienced and dedicated sales team. Applying our unique business model, our broad client relationships and our proprietary technology, we created significant spot FX liquidity on the eSpeed platform. During the second quarter we continued to improve our FX platform and, since the beginning of the third quarter, introduced new market-makers. These market-makers, along with other new customers will further improve our liquidity.

In August 2004, Cantor began to reorganize its global inter-dealer voice brokerage business into a new partnership, BGC. BGC's mandate is to re-establish voice brokerage operations in the U.S. and expand its Europe and Asian operations. We provide technology support and services that make BGC more competitive, and we earn a share of BGC's revenues.

In October 2004, we acquired ECCO. ECCO has designed and built strategically important products that we believe will complement and extend our offerings to our clients. ECCO's experience and knowledge is specific to the front-end order routing business and the futures market. See Note 5 of notes to our condensed consolidated financial statements for further details.

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

During the second quarter of 2005, we continued to see the positive effects of the changes we implemented in 2004. Our U.S. Treasury business is positioned for growth, and we are optimistic that our foreign exchange business will expand and add value to us next year. In sales, we continued to expand our sales force to support our growth efforts in the U.S. Treasury and foreign exchange markets. We expect our expenses to increase in 2005 as we see revenue growth and additional opportunities. Additionally, we may continue to repurchase our Class A common shares opportunistically during the second half of 2005.

On May 20, 2005, BGC, acquired Maxcor Financial Group, Inc. (Maxcor), a domestic and international inter-dealer broker for a broad range of financial instruments. As a result, Maxcor's voice-assisted brokerage transactions are subject to the terms and conditions of the JSA, effective from the acquisition date. Additionally, eSpeed has assumed responsibility for certain technology costs of Eurobrokers consistent with our relationship with BGC.

In June 2005, we announced that we had submitted a binding irrevocable offer to acquire 51% of the share capital of Società per il Mercato dei Titoli di Stato -- Borsa Obbligazionaria Europea S.p.A ("MTS"). We also offered to acquire up to an additional 20% of the share capital of MTS from current MTS shareholders following closing. In July 2005, we announced that we had been informed by MTS that a majority of MTS shareholders had voted to accept an alternative offer to acquire a majority interest in MTS. See Note 13 of notes to condensed consolidated financial statements for further discussion.

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

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. Under the Administrative Services Agreement with Cantor, we will be entitled to up to an additional $19.5 million of these proceeds as replacement assets are purchased in the future and surpass the initial payment of $20.5 million, depending on the ultimate replacement cost of the assets destroyed. The basis of this additional $19.5 million of proceeds is the property and casualty coverage of $40.0 million less the $20.5 million already received. As we have already received proceeds in excess of the book value of the destroyed assets, any future allocations will result in a gain. No gains on replacement of fixed assets were recorded during the year ended December 31, 2004 or the six months ended June 30, 2005. We expect to record such gains in the second half of 2005.

We estimate that we have replaced assets with an aggregate cost of approximately $19.4 million. We expect to incur significant costs in relation to the replacement of fixed assets lost on September 11, 2001 as we continue to build our permanent infrastructure.

Related-Party transactions

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

Patents

Intangible assets consist of purchased patents, costs incurred in connection with the filing and registration of patents and the costs to defend and enforce our rights under patents. The costs of acquired patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized costs related to the filing of patents are generally amortized on a straight-line basis over a period not to exceed three years. The costs to defend and enforce our rights under these patents consist primarily of external litigation costs related to the pursuit of patent infringement lawsuits by us, and consist of fees for outside attorneys, technology experts and litigation support services. These costs are capitalized when such costs serve to enhance the value of the related patent, and are amortized over the remaining life of such patent. Should it be determined that the capitalized costs no longer serve to enhance the value of the respective patent, such as a situation in which our patent is held to be invalid, these capitalized costs would be expensed in the period in which such determination was made. We believe the inherent value of the patents exceeds their carrying value. However, if the rights afforded us under the patents are not enforced or the patents do not provide the competitive advantages that we anticipated at the time of purchase, we may have to write-down the patents, and such charges could be substantial. See Notes 4,8 and 11 of notes to our condensed consolidated financial statements for further discussion.

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

Goodwill and purchased intangible assets

We review goodwill and purchased intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of the technology acquired. We may be required to record an impairment charge to write down an asset to its realizable value. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

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

Determining the fair value of intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk adjusted discount rates and, future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Income taxes

SFAS No. 109, "Accounting for Income Taxes", establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Estimates and judgment are required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

Results of Operations

For the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Revenues

	Three Months Ended June 30,
	2005	2004
	(in thousands)

Transaction revenues with related parties
Fully electronic transactions	$18,804	$29,154
Voice-assisted brokerage transactions	6,444	5,190
Screen-assisted open outcry transactions	403	158
Total transaction revenues with related parties	25,651	34,502
Software Solutions fees from related parties	6,657	4,475
Software Solutions and licensing fees from unrelated parties	3,765	3,107
Interest income	1,382	761
Total revenues	$37,455	$42,845

Transaction revenues with related parties

Transaction revenues with related parties for the three months ended June 30, 2005 were $25.7 million compared to $34.5 million during the comparable period in 2004. There were 64 and 62 trading days in the three-month periods ended June 30, 2005 and 2004, respectively. Transaction revenues per trading day decreased by $155,000, or 28%, to $401,000 from $556,000 for the three months ended June 30, 2005 and 2004, respectively. Volumes transacted on our system increased by $3,957 billion (approximately $4.0 trillion), or 36%, from $11,061 billion (approximately $11.1 trillion) for the three months ended June 30, 2004 to $15,018 billion (approximately $15.0 trillion) for the three months ended June 30, 2005. During the three months ended June 30, 2005, fully electronic and voice-assisted transactions contributed 73% and 25% of our transaction revenues, respectively, compared to 85% and 15%, respectively, for the comparable period in 2004.

Fully electronic revenues for the three months ended June 30, 2005 of $18.8 million decreased from $29.2 million during the comparable period in 2004. This decrease was primarily due to the competitive pricing environment in U.S Treasury trading that led to the erosion of our market position and declining revenues. This decline in market position during the three months ended June 30, 2005 was partially offset by an increase in U.S. Treasury volume of 14%, or $36.7 trillion, compared to $32.4 trillion for the comparable period in 2004.

Voice-assisted revenues for the three months ended June 30, 2005 of $6.4 million increased 24% from $5.2 million during the comparable period in 2004. The increase was primarily due to BGC's investment and expansion in the voice brokerage business.

In addition to changes in our pricing strategy and market share, our revenues are highly dependent on transaction volume in the global financial product markets. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. In addition, a significant amount of our revenues is currently received in connection with our relationship with Cantor and BGC.

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended June 30, 2005 were $6.7 million compared to $4.5 million during the comparable period in 2004, an increase of 49%. This increase resulted from an increase in demand for our support services from Cantor and the growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the three months ended June 30, 2005 were $3.8 million compared to $3.1 million during the comparable period in 2004, a 23% increase, due to revenues generated from our acquisition of ECCO and due to licensing fees earned as part of the Wagner Patent settlement agreement with CBOT, CME, NYMEX, and NYBOT and our licensing agreement with Intercontinental Exchange. We anticipate that as we license our software and patents to additional market participants, our revenues from Software Solutions and licensing fees from unrelated parties will continue to grow. See Note 4 of notes to our condensed consolidated financial statements for further discussion.

Interest income

During the three months ended June 30, 2005, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 3.13% compared to 1.12% during the comparable period in 2004. As a result of the increase in the weighted average interest rate and average balances between periods, we generated interest income of $1.4 million for the three months ended June 30, 2005, an increase of 82% compared to $0.8 million for the comparable period in 2004.

Expenses

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Compensation and employee benefits	$12,890	$9,768
Amortization of software development costs and other intangibles	4,504	3,820
Occupancy and equipment	7,536	6,073
Professional and consulting fees	2,129	865
Communications and client networks	1,882	1,595
Marketing	369	379
Administrative fees to related parties	3,422	3,212
Amortization of business partner and non-employee securities	143	142
Acquisition related costs	4,124	—
Other	2,863	2,145
Total expense	$39,862	$27,999

Compensation and employee benefits

At June 30, 2005, we had 403 employees, which was an increase from the 357 employees we had at June 30, 2004. Compensation costs for the three months ended June 30, 2005 were $12.9 million compared to $9.8 million during the comparable period in 2004. The $3.1 million or 32%, increase, in compensation costs resulted mainly from the expansion and strengthening of our senior management team, senior sales personnel and additional headcount from our acquisition of ECCO.

Substantially all of our full-time employees are located in the New York metropolitan area and London.

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

Amortization of software development costs and other intangibles was $4.5 million for the three months ended June 30, 2005, an increase of $0.7 million, or 18%, compared to $3.8 million during the comparable period in 2004. This was primarily related to increased investment in software development activities and increases in the amortization of intangible assets as we continued to devote significant resources to the innovation and development of technology and protection of our intellectual property portfolio. In addition, amortization of purchased intangible assets from our ECCO acquisition contributed to the increase.

Occupancy and equipment

Occupancy and equipment costs were $7.5 million for the three months ended June 30, 2005, a $1.4 million or 23%, increase, compared to $6.1 million for the comparable period in 2004. The increase was primarily attributable to additional depreciation expense associated with IT equipment purchases and relocation to our permanent corporate headquarters in New York City.

Professional and consulting fees

Professional and consulting fees were $2.1 million for the three months ended June 30, 2005 compared to $0.9 million for the comparable period in 2004, an increase of 133%, primarily the result of legal expenses incurred in connection with litigation defense costs.

Communications and client networks

Communications costs were $1.9 million for the three months ended June 30, 2005 compared to $1.6 million for the comparable period in 2004, an increase of 19%. The increase was primarily due to upgraded communication costs incurred at our new permanent headquarters.

Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to connect additional customers to our network.

Marketing

We incurred marketing expenses of $0.4 million for the three months ended June 30, 2005, which remained flat compared to $0.4 million for the comparable period in 2004.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties amounted to $3.4 million for the three months ended June 30, 2005, an increase of $0.2 million, compared to $3.2 million for the comparable period in 2004.

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

Charges in relation to the amortization of business partner and non-employee securities were $0.1 million for the three months ended June 30, 2005, which were flat, compared to $0.1 million during the comparable period in 2004.

Acquisition related costs

During the three months ended June 30, 2005, we recorded $4.1 million of acquisition related costs in connection with our MTS offer. These costs primarily included legal, accounting, advisory and other related expenses. See Note 13 of notes to our condensed consolidated financial statements for further discussion.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For the three months ended June 30, 2005, other expenses were $2.9 million, an increase of $0.7 million, or 32%, compared to other expenses of $2.2 million for the comparable period in 2004. The increase was principally due to employee recruiting costs and travel and entertainment related expenses.

Income taxes

During the three months ended June 30, 2005, we recorded an income tax benefit of $0.9 million compared to an income tax provision of $5.8 million during the three months ended June 30, 2004. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations

For the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Revenues

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Transaction revenues with related parties
Fully electronic transactions	$39,241	$59,681
Voice-assisted brokerage transactions	12,938	11,216
Screen-assisted open outcry transactions	810	389
Total transaction revenues with related parties	52,989	71,286
Software Solutions fees from related parties	12,761	8,587
Software Solutions and licensing fees from unrelated parties	7,942	6,105
Interest income	2,667	1,505
Total revenues	$76,359	$87,483

Transaction revenues with related parties

Transaction revenues with related parties for the six months ended June 30, 2005 were $53.0 million compared to $71.3 million during the comparable period in 2004. There were 125 and 124 trading days in the six-month periods ended June 30, 2005 and 2004, respectively. Transaction revenues per trading day decreased by $151,000, or 26%, to $424,000 from $575,000 for the six months ended June 30, 2005 and 2004, respectively. Volumes transacted on our system increased by $3,575 billion (approximately $3.6 trillion), or 16%, from $22,989 billion (approximately $22.9 trillion) for the six months ended June

30, 2004 to $26,564 billion (approximately $26.6 trillion) for the six months ended June 30, 2005. During the six months ended June 30, 2005, fully electronic and voice-assisted transactions contributed 74% and 24% of our transaction revenues, respectively, compared to 84% and 16%, respectively, for the comparable period in 2004.

Fully electronic revenues for the six months ended June 30, 2005 of $39.2 million decreased from $59.7 million during the comparable period in 2004. This decrease was primarily due to the competitive pricing environment in U.S Treasury trading that led to the erosion of our market position and declining revenues. This decline in market position during the six months ended June 30, 2005 was partially offset by an increase in U.S. Treasury volume of 15%, or $71.3 trillion, compared to $62.2 trillion for the comparable period in 2004.

Voice-assisted revenues for the six months ended June 30, 2005 of $13.0 million increased 15% from $11.2 million during the comparable period in 2004. The increase was primarily due to BGC's investment and expansion in the voice brokerage business.

In addition to changes in our pricing strategy and market share, our revenues are highly dependent on transaction volume in the global financial product markets. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. In addition, a significant amount of our revenues is currently received in connection with our relationship with Cantor and BGC.

Software Solutions fees from related parties

Software Solutions fees from related parties for the six months ended June 30, 2005 were $12.8 million compared to $8.6 million during the comparable period in 2004, an increase of 49%. This increase resulted from an increase in demand for our support services from Cantor and the growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the six months ended June 30, 2005 were $7.9 million compared to $6.1 million during the comparable period in 2004, a 30% increase, due to revenues generated from our acquisition of ECCO and due to licensing fees earned as part of the Wagner Patent settlement agreement with CBOT, CME, NYMEX, and NYBOT and our licensing agreement with Intercontinental Exchange. We anticipate that as we license our software and patents to additional market participants, our revenues from Software Solutions and licensing fees from unrelated parties will continue to grow. See Note 4 of the condensed consolidated financial statements for further discussion.

Interest income

During the six months ended June 30, 2005, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 2.89% compared to 1.15% during the comparable period in 2004. As a result of the increase in the weighted average interest rate and average balances between periods, we generated interest income of 2.7 million for the six months ended June 30, 2005, an increase of 77% compared to $1.5 million for the comparable period in 2004.

Expenses

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Compensation and employee benefits	$25,941	$19,083
Amortization of software development costs and other intangibles	9,170	7,549
Occupancy and equipment	14,945	12,300
Professional and consulting fees	5,070	1,798
Communications and client networks	3,638	3,208
Marketing	862	765
Administrative fees to related parties	7,299	6,169
Amortization of business partner and non-employee securities	260	586
Acquisition related costs	4,124	—
Other	5,354	3,618
Total expense	$76,663	$55,076

Compensation and employee benefits

At June 30, 2005, we had 403 employees, which was an increase from the 357 employees we had at June 30, 2004. Compensation costs for the six months ended June 30, 2005 were $25.9 million compared to $19.1 million during the comparable period in 2004. The $6.8 million or 36% increase, in compensation costs resulted mainly from the expansion and strengthening of our senior management team, senior sales personnel and additional headcount from our acquisition of ECCO.

Substantially all of our full-time employees are located in the New York metropolitan area and London.

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

Amortization of software development costs and other intangibles was $9.2 million for the six months ended June 30, 2005, an increase of $1.6 million, or 21%, compared to $7.6 million during the comparable period in 2004. This was primarily related to increased investment in software development activities and increases in the amortization of intangible assets as we continued to devote significant resources to the innovation and development of technology and protection of our intellectual property portfolio. In addition, amortization of purchased intangible assets from our ECCO acquisition contributed to the increase.

Occupancy and equipment

Occupancy and equipment costs were $14.9 million for the six months ended June 30, 2005, a $2.6 million or 21% increase, compared to $12.3 million for the comparable period in 2004. The increase was primarily attributable to additional depreciation expense associated with IT equipment purchases and relocation to our permanent corporate headquarters in New York City.

Professional and consulting fees

Professional and consulting fees were $5.1 million for the six months ended June 30, 2005 compared to $1.8 million for the comparable period in 2004, an increase of 183%, primarily the result of legal expenses incurred in connection with litigation defense costs.

Communications and client networks

Communications costs were $3.6 million for the six months ended June 30, 2005 compared to $3.2 million for the comparable period in 2004, an increase of 13%. The increase was primarily due to duplicate communication costs incurred at our temporary and permanent headquarters, and upgraded communications costs at our permanent headquarters.

Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks will increase in the near future as we continue to connect additional customers to our network.

Marketing

We incurred marketing expenses of $0.9 million for the six months ended June 30, 2005, which remained relatively flat compared to $0.8 million for the comparable period in 2004.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties amounted to $7.3 million for the six months ended June 30, 2005, an increase of $1.1 million or 18%, compared to $6.2 million for the comparable period in 2004.

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

Charges in relation to the amortization of business partner and non-employee securities were $0.3 million for the six months ended June 30, 2005 compared to $0.6 million during the comparable period in 2004. This $0.3 million, or 55%, decrease resulted primarily from the fact that the value of a warrant agreement became fully amortized at the end of the first quarter of 2004, and thus contributed no amortization to the second quarter of 2004. The amendment of another warrant agreement that had the effect of extending the term over which the related warrant value is amortized further contributed to this decrease.

Acquisition related costs

During the six months ended June 30, 2005, we recorded $4.1 million of acquisition related costs in connection with our MTS offer. These costs primarily included legal, accounting, advisory and other related expenses. See note 13 of notes to our condensed consolidated financial statements for further discussion.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For the six months ended June 30, 2005, other expenses were $5.4 million, an increase of $1.8 million, or 50%, compared to other expenses of $3.6 million for the comparable period in 2004. The increase was principally due to employee recruiting costs and travel and entertainment related expenses.

Income taxes

During the six months ended June 30, 2005, we recorded an income tax benefit of $0.2 million compared to an income tax provision of $12.7 million during the six months ended June 30, 2004. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At June 30, 2005, we had cash and cash equivalents of $182.2 million, a decrease of $27.5 million compared to $209.7 million at December 31, 2004.

Operating Activities

During the six months ended June 30, 2005, our operating activities provided cash of $9.7 million compared to $29.3 million during the comparable period in 2004. The decrease of $19.6 million, or 67%, was primarily attributable to a decrease in net income.

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

Investing Activities

During the six months ended June 30, 2005, we used cash in investing activities of $18.1 million compared to $20.9 million during the comparable period in 2004. The decrease was primarily due to a reduction in fixed asset purchases and capitalization of patent defense costs partially offset by increased capitalization of software development costs.

Financing Activities

During the six months ended June 30, 2005, we used cash in financing activities of $19.1 million compared to cash provided by financing activities of $2.7 million in the comparable period in 2004. The change was primarily due to our repurchase of approximately 2.3 million shares of our Class A common stock for a total of $19.4 million under our repurchase plan. Our Board of Directors has authorized the repurchase of up to an additional $100 million of our outstanding Class A common stock of which $68.2 million remained available for repurchase at June 30, 2005. At the price levels at which we have been repurchasing shares, we believe the eSpeed shares represent an attractive investment and therefore, we may continue to repurchase shares opportunistically. In addition, proceeds from exercises of employee stock options and business partner warrants were lower during the six months ended June 30, 2005 mainly because of lower overall market prices as compared to the comparable period in 2004.

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

Under the current operating structure, our cash flows from operations and our existing cash resources should be sufficient to fund our current working capital and current capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, strategic alliances, joint ventures and other transactions potentially involving all types and combinations of equity, debt, acquisitions, recapitalization and reorganization alternatives. We are continually considering such options, including the possibility of additional repurchases of our Class A common stock, and their effect on our liquidity and capital resources.

Aggregate Contractual Obligations

There have been no significant changes to our significant contractual obligations, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

As of June 30, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2005, we had invested $161.6 million of our cash in securities purchased under reverse repurchase agreements, $50.5 million of which is fully collateralized by U.S. government securities and $111.1 million of which is fully collateralized by eligible equity securities, both of which are held in a third party custodial account. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. Additionally, at June 30, 2005, we had invested $1.9 million in a money market fund held at overnight durations. This fund solely invests in short-term U.S. government fixed income securities.

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

We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income in our international operations of $0.4 million for the six months ended June 30, 2005.

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

PART II.—OTHER INFORMATION

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

On February 7, 2005, MPLLC was granted permission to amend its claims to seek damages arising from eSpeed's direction to third parties to shut off certain circuits used by MPLLC after notice to MPLLC. Cantor and eSpeed sought to stay arbitration of the amended claims. The trial court denied the stay and the First Department denied Cantor's and eSpeed's application for an interim stay pending appeal of the lower court's denial. Cantor and eSpeed intend to appeal the trial court's denial. The parties have concluded discovery on the original claims and Cantor has served discovery upon MPLLC concerning the amended claims. The parties began a hearing on the original claims on March 28, 2005, which was adjourned as a result of one of the arbitrators withdrawing from the case. A hearing on the merits occurred in mid June 2005. During the hearing, MPLLC sought permission to amend its Statement of Claim to assert additional claims of harassment. On July 26, 2005, the Panel rendered an award that requires nothing of and awarded no relief against eSpeed.

By Summons and Complaint dated October 30, 2002, eSpeed commenced an action in New York State Supreme Court against MPLLC seeking, among other things, payment for services rendered pursuant to the License and Service Agreement and payment for eSpeed's share of certain electronic revenues of MPLLC. The parties submitted to non-binding mediation in March 2003. Although the parties engaged in informal negotiations of a resolution to the dispute after the mediation, the parties thereafter resumed the litigation. On April 1, 2004, MPLLC filed an amended Answer and Counterclaim. On May 25, 2004, eSpeed filed its reply to MPLLC's Counterclaim. Shortly thereafter, the parties engaged in some discovery but discovery was stayed pending the hearing of the arbitration above. On April 13, 2005, the Court granted eSpeed's request to resume document discovery and continued the stay with respect to deposition discovery. eSpeed has served document discovery upon certain third parties and is preparing to serve additional document requests on MPLLC. No trial date has yet been scheduled.

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

A jury trial began on February 7, 2005. In a pre-trial ruling on February 7, 2005, the U.S. District Court in Delaware ruled that the BrokerTec ETN did not infringe our 580 Patent. On February 22, 2005, a jury found that the Garban GTN did infringe our 580 Patent but that there was a deficiency in the application which led to the 580 Patent, finding that we "failed to provide adequate written description of each and every element recited" in certain claims of the 580 Patent. We are currently awaiting entry of final judgment on the jury findings by the court following post-trial motions, as well as a judgment on an inequitable conduct claim against eSpeed. The Court's rulings could lead to a judgment of invalidity on a portion of the claims set forth in the patent and, in the event of an adverse judgment on inequitable conduct, a judgment of unenforceability with respect to some or all claims. We expect to appeal certain rulings to the U.S. Court of Appeals for the Federal Circuit. Briefing of post-trial motions and on issues including unenforceability was completed on June 27, 2005. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

In August 2004, Trading Technologies International, Inc. (TT) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed and continue to infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004 and U.S. Patent 6,772,132, which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude us from making, selling, and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that we had not raised a substantial question concerning the validity or infringement of the patents but that TT had not proved that it would suffer irreparable harm absent an injunction. A trial date for this case has not yet been set. On March 16, 2005, TT filed an amended Complaint against us and added infringement allegations against Ecco and ITSEcco. On April 6, 2005, eSpeed and Ecco answered the Complaint in which we denied the infringement allegations. At the same time, eSpeed and Ecco filed a Counterclaim seeking a declaration that the patents in a suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. On April 18, 2005, ITSEcco filed a motion to dismiss TT's complaint against it for lack of personal jurisdiction. The Court has not ruled on this motion. If TT ultimately prevails in this litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table details our share repurchase activity during the second quarter of 2005, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced plans and the approximate dollar value that may yet be purchased under these plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans	Value of Shares that May Yet Be Purchased Under the Plans

April 1 to April 30, 2005	880,000	$8.66	880,000	$ 68.4 million

May 1 to May 31, 2005	—	$—	—	$ 68.4 million

June 1 to June 30, 2005	25,000	$8.30	25,000	$68.2 million

ITEM 4.    Submission of Matters to a Vote of Security Holders

On June 16, 2005, we held our annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting or until their successors have been duly elected and qualified: Howard W. Lutnick, Lee M. Amaitis, Kevin Foley, John H. Dalton, William J. Moran, Henry Morris and Albert M. Weis.

The votes with respect to the election of directors were cast in the following manner:

NAME	FOR	WITHHELD
	(Number of Votes)
Howard W. Lutnick	244,286,610	3,538,060
Lee M. Amaitis	244,291,335	3,533,335
Kevin Foley	244,293,823	3,530,847
John H. Dalton	246,448,206	1,376,464
William J. Moran	246,360,288	1,464,382
Henry Morris	246,391,738	1,432,932
Albert M. Weis	246,439,869	1,384,801

ITEM 6.    Exhibits

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc. (Registrant)
/s/ Howard W. Lutnick Howard W. Lutnick Chairman of the Board and Chief Executive Officer
/s/ Jay Ryan Jay Ryan Senior Vice President and Chief Financial Officer

Date: August 9, 2005