Form 10-Q
period 2005-09-30
ESPEED INC
filed 2005-11-09
CIK 1094831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                              110 East 59th Street
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
    -----------------------------------------------------------------------
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

                                   Yes X No _

     As of October 26, 2005, the registrant had 27,836,983 shares of Class A common stock, $0.01 par value, and 22,139,270 shares of Class B common stock,
$0.01 par value, outstanding.

                          eSpeed, Inc. and Subsidiaries
                          Quarterly Report on Form 10-Q

                                TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

ITEM 1.    Financial Statements                                                 Page

Condensed Consolidated Statements of Financial Condition (unaudited):
September 30, 2005 and December 31, 2004                                        3

Condensed Consolidated Statements of Income (unaudited):
Three and Nine Months Ended September 30, 2005 and September 30, 2004           4

Condensed Consolidated Statements of Cash Flows (unaudited):
Nine Months Ended September 30, 2005 and September 30, 2004                     5

Notes to Condensed Consolidated Financial Statements (unaudited)                6

ITEM 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                       18

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk              28

ITEM 4. Controls and Procedures                                                 29

PART II. - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                      29

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds            31

ITEM 6.  Exhibits                                                               32

 SIGNATURES                                                                     33

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 ESPEED, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        September 30, 2005    December 31, 2004
                                                                                      --------------------- ---------------------
                                                                                           (Unaudited)

                 ASSETS

Cash and cash equivalents                                                                         $ 12,291              $ 19,884
Reverse repurchase agreements with related parties                                                 172,020               189,804
                                                                                      --------------------- ---------------------

  Total cash and cash equivalents                                                                  184,311               209,688
Fixed assets, net                                                                                   60,469                50,605
Investments                                                                                          7,747                12,709
Goodwill                                                                                            11,968                11,949
Intangible assets, net                                                                              13,017                16,097
Receivable from related parties                                                                      7,817                 1,630
Other assets                                                                                         6,965                 7,455
                                                                                      --------------------- ---------------------

           Total assets                                                                          $ 292,294             $ 310,133
                                                                                      ===================== =====================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Payable to related parties                                                                         $ 6,057               $ 7,113
Accounts payable and accrued liabilities                                                            32,865                24,795
                                                                                      --------------------- ---------------------
     Total current liabilities                                                                      38,922                31,908

Deferred income                                                                                      7,698                 8,011
                                                                                      --------------------- ---------------------
           Total liabilities                                                                        46,620                39,919
                                                                                      --------------------- ---------------------
Stockholders' Equity:

Preferred stock, par value $0.01 per share; 50,000,000 shares authorized,
none outstanding at September 30, 2005 and December 31, 2004                                             -                     -
Class A common stock, par value $.01 per share;  200,000,000 shares authorized; 34,375,135 and 34,289,773 shares issued at September 30, 2005
and December 31, 2004, respectively                                                                    344                   343
Class B common stock, par value $.01 per share; 100,000,000 shares
authorized; 22,139,270 shares outstanding at September 30, 2005 and December 31, 2004                  221                   221
Additional paid-in capital                                                                         294,843               294,115
Unearned stock based compensation                                                                   (1,162)               (3,080)
Treasury stock, at cost; 6,539,090 and 3,082,815 shares of Class A common stock at
September 30, 2005 and December 31, 2004, respectively                                             (62,913)              (33,972)
Retained earnings                                                                                   14,341                12,587

           Total stockholders' equity                                                              245,674               270,214
                                                                                      --------------------- ---------------------

Total liabilities and stockholders' equity                                                       $ 292,294             $ 310,133
                                                                                      ===================== =====================

            See notes to condensed consolidated financial statements

                             ESPEED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                 September 30,
                                                                        ---------------------------  ---------------------------
                                                                          2005             2004            2005         2004
                                                                        ----------      -----------  --------------  -----------

Revenues:

     Transaction revenues with related parties
           Fully electronic transactions                                  $ 18,933         $ 25,489        $ 58,174    $ 85,170
           Voice-assisted brokerage transactions                             6,190            5,233          19,128      16,449
           Screen-assisted open outcry transactions                          1,121              225           1,931         614
                                                                        ----------      -----------  --------------  -----------
       Total transaction revenues with related parties                      26,244           30,947          79,233     102,233
     Software Solutions fees from related parties                            6,099            4,681          18,860      13,268
     Software Solutions and licensing fees from unrelated parties            3,770            3,278          11,712       9,383
     Gain on sale of investments                                             1,015                -           1,015           -
     Interest income                                                         1,644              865           4,311       2,370
                                                                        ----------      -----------  --------------  -----------
           Total revenues                                                   38,772           39,771         115,131     127,254
                                                                        ----------      -----------  --------------  -----------

Expenses:

     Compensation and employee benefits                                     13,048           10,499          38,989      29,582
     Amortization of software development costs and other intangibles        5,206            4,109          14,376      11,643
     Occupancy and equipment                                                 7,712            6,322          22,657      18,622
     Professional and consulting fees                                        2,018            1,663           7,088       3,461
     Communications and client networks                                      1,931            1,684           5,569       4,892
     Marketing                                                                 390              319           1,252       1,084
     Administrative fees to related parties                                  3,216            3,435          10,515       9,604
     Amortization of business partner and non-employee securities               50              136             310         722
     Acquisition related costs                                                   -                -           4,124           -
     Other                                                                   2,491            2,186           7,845       5,819
                                                                        ----------      -----------  --------------  -----------
           Total operating expenses                                         36,062           30,353         112,725      85,429
                                                                        ----------      -----------  --------------  -----------

Income before income taxes                                                   2,710            9,418           2,406      41,825

Income tax provision                                                           837            3,683             652      16,354

                                                                        ----------      -----------  --------------  -----------
Net income                                                                 $ 1,873          $ 5,735         $ 1,754    $ 25,471

Per share data:

     Basic GAAP earnings per share                                          $ 0.04           $ 0.11          $ 0.03      $ 0.46
                                                                        ==========      ===========  ==============  ==========

     Diluted GAAP earnings per share                                        $ 0.04           $ 0.10          $ 0.03      $ 0.45
                                                                        ==========      ===========  ==============  ==========

     Basic weighted average shares of common stock outstanding              50,998           54,398          51,805      55,538
                                                                        ==========      ===========  ==============  ==========

     Diluted weighted average shares of common stock outstanding            51,697           55,289          52,586      57,065
                                                                        ==========      ===========  ==============  ==========

               See notes to condensed consolidated financial statements

                           ESPEED, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN THOUSANDS)

                                                                                                  Nine Months Ended
                                                                                        -----------------------------------
                                                                                                    September 30,
                                                                                        -----------------------------------
                                                                                                2005            2004
                                                                                        ------------------  ---------------

Cash flows from operating activities:

         Net income                                                                           $ 1,754          $ 25,471

Adjustments to reconcile net income to net cash provided
by operating activities:

         Depreciation and amortization                                                         22,050            17,271
         Amortization of business partner and non-employee securities                             310               722
         Amortization of employee stock based compensation                                      1,608                 -
         Equity in net loss of unconsolidated investments                                           5                42
         Gain on sale of investments                                                           (1,015)                -
         Deferred income tax expense                                                              298             1,022
         Tax benefit from employee stock options and warrant exercises                            109               958
         Issuance of securities under employee benefit plan                                       186                90

Changes in operating assets and liabilities:

         Receivable from related parties                                                       (6,187)              300
         Other assets                                                                             490            (1,447)
         Payable to related parties                                                            (1,056)           (2,907)
         Accounts payable and accrued expenses                                                  7,469             9,632
         Deferred income                                                                         (313)                -
                                                                                        ------------------  ---------------
         Net cash provided by operating activities                                             25,708            51,154
                                                                                        ------------------  ---------------

Cash flows from investing activities:

         Purchase of fixed assets                                                             (11,330)          (11,271)
         Capitalization of software development costs                                         (15,399)          (13,647)
         Capitalization of patents and related defense costs                                   (1,688)           (4,441)
         Proceeds from sale of investments                                                      5,840                 -
         Purchase of investment                                                                     -              (360)
                                                                                        ------------------  ---------------
         Net cash used in investing activities                                                (22,577)          (29,719)
                                                                                        ------------------  ---------------
Cash flows from financing activities:

         Purchase of Class A common stock                                                     (28,941)          (29,752)
         Proceeds from exercises of stock options and warrants                                    433             1,811
         Receivable from broker on stock option exercises                                           -             1,073
                                                                                        ------------------  ---------------
         Net cash used in financing activities                                                (28,508)          (26,868)
                                                                                        ------------------  ---------------

Net decrease in cash and cash equivalents                                                     (25,377)           (5,433)
                                                                                        ------------------  ---------------
Cash and cash equivalents at beginning of period                                               19,884            55,318
Reverse repurchase agreements with related parties at beginning of period                     189,804           173,182
                                                                                        ------------------  ---------------
Total cash and cash equivalents at beginning of period                                        209,688           228,500
                                                                                        ------------------  ---------------
Cash and cash equivalents at end of period                                                     12,291            37,116
Reverse repurchase agreements with related parties at end of period                           172,020           185,951
                                                                                        ------------------  ---------------
Total cash and cash equivalents at end of period                                            $ 184,311         $ 223,067
                                                                                        ==================  ===============
Supplemental cash information:
Cash paid for income taxes                                                                  $      67         $  12,851
Cash paid for interest                                                                      $       -         $       -

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
Reverse repurchase agreements are overnight transactions accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount deposited. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return amounts deposited when appropriate.

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
Such evaluation is dependent on the specific facts and circumstances. As none of our investments has a readily determinable market value, the primary factor considered by the Company in determining whether an other-than-temporary decline in value has occurred is the financial condition of the investee. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the investment. This list is not all-inclusive and management weighs all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. The
Company's investment under the cost method was sold in 2005.

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

EVALUATION OF GOODWILL, LONG-LIVED ASSETS AND AMORTIZABLE INTANGIBLES: The
Company accounts for goodwill and identifiable assets under the provisions of
SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this guidance, gooodwill is not amortized but is reviewed annually for impairment, or more frequently if impairment indicators arise. The Company periodically evaluates potential impairment of long-lived assets when a change in circumstances occurs, by applying the concepts of SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" (SFAS 144) and assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets. If the undiscounted future cash flows were less than the carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

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

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                            -------------------------------  --------------------------------
                                                                2005             2004             2005              2004
                                                            -------------   ---------------  ---------------    -------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income, as reported                                          $ 1,873           $ 5,735          $ 1,754         $ 25,471

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards
granted, net of taxes                                               (125)           (1,634)          (8,841)          (5,970)
                                                            -------------   ---------------  ---------------    -------------

Net income (loss), pro forma                                     $ 1,748           $ 4,101         $ (7,087)        $ 19,501
                                                            =============   ===============  ===============    =============

Basic weighted average shares of common stock outstanding         50,998            54,398           51,805           55,538
Diluted weighted average shares of common stock outstanding       51,697            55,289           52,586           57,065

Earnings (loss) per share:
    Basic - as reported                                           $ 0.04            $ 0.11          $  0.03           $ 0.46
    Basic - pro forma                                             $ 0.03            $ 0.08          $ (0.14)          $ 0.35

    Diluted - as reported                                         $ 0.04            $ 0.10          $  0.03           $ 0.45
    Diluted - pro forma                                           $ 0.03            $ 0.07          $ (0.14)          $ 0.34

In response to the changes in accounting rules pursuant to Financial Accounting
Standards Board (FASB) 123R, "Share-Based Payments," (SFAS 123R) during the fourth quarter of 2004, the Company's Board of Directors accelerated the vesting of unvested "out-of-the-money" stock options previously awarded to employees and officers. Under the intrinsic value method, there was no compensation expense associated with this action as the strike prices related to the accelerated options were above the fair market value of the Company's common stock on the day the acceleration was affected. As a result, options to purchase approximately 3.3 million shares with a fair value of $8.9 million became exercisable.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In December 2004, the FASB issued SFAS 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS
123R) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to
Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under
SFAS 123 no longer will be an alternative to financial statement recognition. In
April 2005, the Securities Exchange Commission ("SEC") postponed the effective date of SFAS 123R until the first fiscal year beginning after June 15, 2005. As a result, the new effective

adoption date for the Company is the first quarter of 2006. Under SFAS 123R, the
Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary
Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary
Transactions" (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph
21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and
replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company's consolidated results of operations and financial condition.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error
Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions
No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS 154
provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS 154 in future periods when it becomes applicable.

3. FIXED ASSETS

Fixed assets consisted of the following:

                                                       September 30, 2005      December 31, 2004
                                                     ----------------------- -----------------------
                                                                      (IN THOUSANDS)

Computer equipment                                                 $ 43,872                $ 34,749
Software, including software development costs                       78,974                  63,137
Leasehold improvements and other fixed assets                         3,055                   2,607
                                                     ----------------------- -----------------------
                                                                    125,901                 100,493
Less: Accumulated depreciation & amortization                       (65,432)                (49,888)
                                                     ----------------------- -----------------------
Fixed assets, net                                                  $ 60,469                $ 50,605
                                                     ======================= =======================

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the
Company capitalizes qualifying computer software costs incurred during the application development stage. During the nine months ended September 30, 2005 and 2004, software development costs totaling $15.4 million and $13.6 million, respectively, were capitalized. For the nine months ended September 30, 2005 and
2004, the Company's consolidated statements of operations included $9.3 million and $7.2 million, respectively, in relation to the amortization of software development costs.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The change in the carrying value of goodwill during the nine months ended
September 30, 2005 was as follows (in thousands):

        Balance at December 31, 2004                   $ 11,949
        Adjustments                                          19
                                                  ---------------
        Balance at September 30, 2005                  $ 11,968
                                                  ===============

Goodwill shown in the table above was in connection with the acquisition of
ITSEcco Holdings Limited during October 2004 as more fully discussed in Note 5.
The adjustment to goodwill relates to professional services rendered in connection with the fair value of acquired intangibles.

OTHER INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                          September 30, 2005                           December 31, 2004
                                              ----------------------------------------    ------------------------------------------
                                                             Accumulated                                  Accumulated
                                                 Gross       Amortization       Net          Gross        Amortization      Net
                                              ------------  -------------  ------------   ------------   -------------  ------------
                                                                                (IN THOUSANDS)

Patents, including capitalized legal costs       $ 29,705      $ (19,191)      $ 10,514      $ 27,600      $ (14,586)      $ 13,014
Acquired intangibles:
   Existing technology                              2,832           (543)         2,289         2,832           (118)         2,714
   Customer contracts                                 412           (197)           215           412            (43)           369
                                              ------------  -------------  ------------   ------------   -------------  ------------
                                                 $ 32,949      $ (19,931)      $ 13,018      $ 30,844      $ (14,747)      $ 16,097
                                              ============  =============  =============  ============   ============   ============

During the nine months ended September 30, 2005 and 2004, the Company recorded intangible amortization expense of $5.2 million and $4.5 million, respectively.
The estimated aggregate amortization expense for each of the next five fiscal years is as follows: $7.0 million in 2006, $3.5 million in 2007, $1.0 million in
2008, $0.7 million in 2009 and $0.2 million in 2010.

PATENTS
WAGNER PATENT: In April 2001, the Company purchased the exclusive rights to
United States Patent No. 4,903,201 (the Wagner Patent) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from Electronic
Trading Systems Corporation (ETS) for an initial payment of $1,750,000 in cash and 24,334 shares of the Company's Class A common stock valued at $500,000. The
Wagner Patent expires in 2007. Additional payments are contingent upon the generation of patent-related revenues. The company paid $0.2 million in connection with a long-term license agreement with Intercontinental Exchange. In order to perfect and defend the Company's rights under the Wagner Patent, the
Company has incurred substantial legal costs. As of September 30, 2005, the
Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was $6.6 million and $10.2 million at September 30, 2005 and December 31, 2004, respectively.

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
Of the $30.0 million to be received by the Company, approximately $5.8 million may be paid to ETS in its capacity as the former owner of the Wagner Patent, and the $24.2 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. In connection with the Settlement
Agreement, the Company has recognized revenue of $4.0 million during both nine month periods ended September 30, 2005 and 2004, which is included in Software
Solutions and licensing fees from unrelated parties in the Company's consolidated statements of operations.

In December 2003, eSpeed and the New York Mercantile Exchange (NYMEX) entered into a settlement agreement (the NYMEX Settlement Agreement) regarding the
Wagner Patent. As a licensee of the Wagner Patent, NYMEX will pay to eSpeed $8.0 million over a three-year period. eSpeed has received payments of $2.0 million in each of 2004 and 2003. Of the $8.0 million to be received by eSpeed, $1.2 million was paid to ETS during 2004 in its capacity as the former owner of the
Wagner Patent and the remaining $6.8

million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. During each of the nine month periods ended September
30, 2005 and 2004, the Company recorded revenue of approximately $1.6 million related to the NYMEX Settlement Agreement.

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

In July 2004, the Company and the Board of Trade of the City of New York (NYBOT)
renegotiated an agreement (the Agreement) that originated between Cantor and the
New York Cotton Exchange in 1997. As part of the Agreement, which expires in
2017, all previous agreements between NYBOT/New York Clearing Corporation companies and Cantor/eSpeed companies have been terminated. As a result of the
Agreement, eSpeed is the sole owner of the Cantor Financial Futures Exchange and the Commodity Futures Clearing Corporation of New York. Additionally, NYBOT and
eSpeed have agreed that NYBOT will provide processing services for futures contracts or options on futures contracts listed on the Cantor Financial Futures
Exchange or other exchanges designated by eSpeed.

Under the terms of the Agreement, NYBOT will pay $5.5 million to eSpeed; $2.5 million was paid in July 2004, with three annual installments of $1.0 million per year (or $3.0 million) payable until 2007. In December 2004, NYBOT and the
Company amended the Agreement. As such, the Company received $3.0 million from
NYBOT thereby satisfying all future installment payments. During the nine-month period ended September 30, 2005, the Company recorded revenue of $0.3 million related to the Agreement, and will recognize the $5.0 million balance as revenue ratably over the life of the Agreement.

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
The warrants expire on August 6, 2011. During the second quarter of 2005, the
Company entered into an Amendment Agreement to amend the Purchase Agreement related to the Lawrence Patent. Pursuant to the Amendment Agreement, the Company
will be required to pay $0.5 million over 4 years. Additional payments are contingent upon the generation of related revenues.

OTHER: The Company has incurred costs in connection with various patent applications. The Company capitalized $1.6 million and $1.1 million of such legal costs during the nine months ended September 30, 2005 and year ended
December 31, 2004, respectively. The carrying value of the capitalized costs related to patent applications was $2.6 million and $2.0 million at September
30, 2005 and December 31, 2004, respectively.

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

Accounts receivable                                                      $465

Other assets                                                              291
Intangible assets:
                     Customer contracts (estimated useful life of 2
                     years)                                               412
                     Existing technology (estimated useful life of 5
                     years)                                             2,832
Goodwill                                                               11,968
                                                                    ------------
Total assets acquired                                                $ 15,968
                                                                    ------------
Deferred revenue                                                          658
Taxes payable                                                             455
Accounts payable and accrued expenses                                   1,220
                                                                    ------------
Total liabilities assumed                                               2,333
                                                                    ------------
Net assets acquired                                                  $ 13,635
                                                                    ============

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

     6. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                     September 30,
                                         -------------------------------    -------------------------------
                                             2005             2004              2005             2004
                                         --------------   --------------    --------------   --------------
                                                                      (IN THOUSANDS)

   Current:
     U.S. Federal                                $ 157          $ 2,676             $ 157         $ 12,599
     U.S. State and Local                          (47)             594               124            2,733
     Foreign                                       (21)               -                73                -
                                         --------------   --------------    --------------   --------------
                                                    89            3,270               354           15,332

   Deferred:
     U.S. Federal                                  678              342               214              846
     U.S. State and Local                           70               71                84              176
     Foreign                                         -                -                 -                -
                                         --------------   --------------    --------------   --------------
                                                   748              413               298            1,022
                                         --------------   --------------    --------------   --------------
   Provision for income taxes                    $ 837          $ 3,683             $ 652         $ 16,354
                                         ==============   ==============    ==============   ==============

     7. INVESTMENTS

Investments consisted of the following:

                                          September 30, 2005         December 31, 2004
                                       ------------------------  ------------------------
                                                          (IN THOUSANDS)

Easyscreen                                              $     -                  $  4,957
Tradespark                                                    3                         3
EIP                                                         700                       701
Freedom International Brokerage                           7,044                     7,048
                                       ------------------------  ------------------------
    Investments                                         $ 7,747                  $ 12,709
                                       ========================  ========================

In August 2005, the Company redeemed the secured convertible bond issued by
Easyscreen PLC with a carrying value of $4.8 million for $5.8 million in cash proceeds. As a result, the Company recorded a pre-tax gain of $1.0 million, which is included in the Consolidated Statements of Income.

8. RELATED-PARTY TRANSACTIONS

Cash and cash equivalents at September 30, 2005 and December 31, 2004 included
$172.0 million and $189.8 million, respectively, of reverse repurchase agreements, which are transacted on an overnight basis with Cantor. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are held under a custodial arrangement with a third party bank and are not

permitted to be resold or repledged. The fair value of such collateral at
September 30, 2005 and December 31, 2004 totaled $185.0 million and $200.6 million, respectively.

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

During 2005, our Audit Committee and Board of Directors authorized our management to enter into various amendments or modifications to the JSA as follows:

In January 2005, we were authorized to divide revenue between us and Cantor with respect to all products other than benchmark U.S. treasury securities, spot foreign exchange or European government bonds (EGBs), which become electronically traded in the future. Although we have not entered into any such modifications to date, we may receive no less than 50% of the net revenues for such products for a period of four years from the date a customer enters an order on our eSpeed(R) system for such products, or four years from the date of the amendment in the case of products which are currently voice-assisted for BGC customers. At the end of such four year period, the revenue share shall revert to a payment to eSpeed of 65% of the net revenues for such products. Net revenues shall be calculated after deduction of all related broker payouts, commissions and other compensation expense.

We are authorized to pay directly to BGC or Cantor brokers up to 10% of gross revenues on increased electronic trading on our eSpeed(R) system by customers of such brokers in certain products. These payments are intended to provide incentive to voice brokers to encourage additional electronic trading on our
eSpeed(R) system by their customers and are solely in the discretion of our management.

We have further entered into an arrangement with Cantor with respect to a revenue share regarding FX. The JSA was clarified to provide that the 65%/35%
revenue share between eSpeed and Cantor shall be paid after the payment of any revenue share amount to certain participants on the FX platform and after payment of fees relating to clearance, settlement and fulfillment services provided by Cantor. Such clearing and settlement fees shall be shared 65%/35% in the event that the average cost of such services exceeds the average costs associated with clearing and settling cash transaction in U.S. Treasuries.

On May 20, 2005, BGC, acquired Maxcor Financial Group, Inc. (Maxcor), a domestic and international inter-dealer broker for a broad range of financial instruments. As a result, Maxcor's voice-assisted brokerage transactions are subject to the terms and conditions of the JSA, effective from the acquisition date. As such, eSpeed has assumed financial responsibility for certain technology development personnel of Eurobrokers consistent with our relationship with BGC.

Beginning on July 1, 2005, we will divide revenue with Cantor with respect to
EGBs traded electronically as follows: (i) the first $1,500,000 of gross revenues from EGBs traded electronically (the "Initial Allocation Threshold")
shall be shared 65% to eSpeed and 35% to Cantor, (ii) from July 1, 2005 through
June 30, 2009, net revenues for EGBs derived from gross revenues in excess of the Initial Allocation Threshold shall be shared 50% to eSpeed and 50% to
Cantor, and (iii) after June 30, 2009, net revenues from EGBs derived from gross revenues in excess of the Initial Allocation Threshold shall then be shared 65%
to eSpeed and 35% to Cantor. Net revenue shall be calculated by deducting from gross brokerage commissions all related broker payouts,
commissions and other compensation expenses.

Additionally, we are authorized to privately label the eSpeed system to the Debt
Capital Markets division of Cantor and the net revenue between us and Cantor, with respect to such privately labeled businesses shall be shared 50% to eSpeed and 50% to Cantor for a period of four years from the date such customer begins trading. Thereafter, net revenues shall be shared 65% to eSpeed and 35% to
Cantor. Net revenues shall be calculated by deducting from gross brokerage commissions all related broker payouts, commissions and other compensation expenses.

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. Management believes that this allocation methodology is reasonable. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the nine months ended September 30,
2005 and 2004 totaling $10.5 million, $9.6 million, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the
Administrative Services Agreement are not the result of arm's-length negotiations because Cantor controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. Receivables from Tradespark, Freedom and MPLLC totaled approximately $1.2 million and $1.0 million as of September 30, 2005 and
December 31, 2004 respectively. All amounts due from related parties are included in the receivable from related parties in the condensed consolidated statements of financial condition.

9. EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted earnings per share computations:

                                                                        Three Months Ended                Nine Months Ended
                                                                           September 30,                    September 30,
                                                                    --------------------------------------------------------------
                                                                        2005            2004            2005            2004
                                                                    -------------   -------------   -------------   --------------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income for basic and diluted earnings per share                      $ 1,873         $ 5,735         $ 1,754         $ 25,471
                                                                    =============   =============   =============   ==============

Shares of common stock and common stock equivalents;
   Weighted average shares used in basic computation                      50,998          54,398          51,805           55,538
   Dilutive effect of:
      Stock options                                                          558             872             629            1,466
      Restricted stock grants                                                141               -             152                -
      Business partner securities                                              -              19               -               61
                                                                    -------------   -------------   -------------   --------------
   Weighted average shares used in diluted computation                    51,697          55,289          52,586           57,065
                                                                    =============   =============   =============   ==============
Earnings per share:
   Basic                                                                  $ 0.04          $ 0.11          $ 0.03           $ 0.46
                                                                    =============   =============   =============   ==============
   Diluted                                                                $ 0.04          $ 0.10          $ 0.03           $ 0.45
                                                                    =============   =============   =============   ==============

During the three months ended September 30, 2005 and 2004, approximately 15.2 million and 15.8 million, respectively, of securities were excluded from the computation of diluted earnings per share because the effect was anti-dilutive.
Additionally, during the nine months ended September 30, 2005 and 2004, approximately 15.0 million and 12.8 million, respectively, of securities were excluded from the computation of diluted earnings per share because the effect was anti-dilutive.

     10. REGULATORY CAPITAL REQUIREMENTS

Through its subsidiary, eSpeed Government Securities, Inc., the Company is
subject to SEC broker-dealer regulation under Section 15C of the Securities
Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At September 30, 2005, eSpeed Government Securities, Inc.'s liquid capital of $111,224,621 was in excess of minimum requirements by $111,199,621.
Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to
SEC broker-dealer regulation under Rule 17a-3 of the Securities Exchange Act of
1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2005, eSpeed Securities, Inc. had net capital of $54,753,083, which was $54,703,967 in excess of its required net capital, and
eSpeed Securities, Inc.'s net capital ratio was 1.35 to 1.

As of September 30, 2005, the Company's regulated subsidiaries have no third party restrictions on their ability to transfer net assets to their parent company, eSpeed, Inc., except for the minimum liquid capital and net capital requirements for eSpeed Government Securities, Inc. and eSpeed Securities, Inc.,
which were $25,000 and $49,116, respectively. Both of these amounts were deemed immaterial per the requirements of SEC Rule 5-04 of Regulation S-X under the
Securities Exchange Act of 1934.

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

LEGAL MATTERS

By Statement of Claim dated October 8, 2002, Municipal Partners, LLC (MPLLC)
commenced an arbitration before the NASD against Cantor Fitzgerald Partners and
Howard Lutnick (the Arbitration). Although MPLLC did not name eSpeed as a respondent in the Arbitration, MPLLC sought, among other things, (i) a declaration that the License and Service Agreement dated January 30, 2002, between MPLLC and eSpeed is null and void and (ii) an order directing eSpeed to reimburse MPLLC for certain costs. On February 7, 2005, MPLLC was granted permission to amend its claims to seek damages arising from eSpeed's direction to third parties to shut off certain circuits used by MPLLC after notice to
MPLLC. After a full hearing on the merits, the Panel issued an award dated July
26, 2005 in MPLLC's favor in the amount of $363,292, which included interest in the amount of $73,903 and awarded no relief against eSpeed. Cantor has paid the award and the matter is finally resolved.

By Summons and Complaint dated October 30, 2002, eSpeed commenced an action in
New York State Supreme Court against MPLLC seeking, among other things, damages as a result of MPLLC's breach of a License and Services Agreement, under which
MPLLC failed to pay eSpeed for ancillary information technology services and products provided to eSpeed, and failed to pay eSpeed a percentage of certain revenues derived by MPLLC from electronic trading. On November 19, 2002, MPLLC answered the Complaint. On April 1, 2004, MPLLC filed an amended Answer and
Counterclaim. On May 25, 2004, eSpeed filed its reply to MPLLC's Counterclaim.
Shortly thereafter, the parties engaged in a limited amount of discovery, but discovery was stayed pending the decision in the above-mentioned NASD
Arbitration. On September 13, 2005, the parties entered into a case management
Order setting forth a new discovery schedule. The parties have served document requests and are preparing to take depositions.

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

A jury trial began on February 7, 2005. In a pre-trial ruling on February 7,
2005, the U.S. District Court in Delaware ruled that the BrokerTec ETN did not infringe our 580 Patent. On February 22, 2005, a jury found that the Garban GTN did infringe our 580 Patent but that there was a deficiency in the application which led to the 580 Patent, finding that we "failed to provide adequate written description of each and every element recited" in certain claims of the 580
Patent. We are currently awaiting entry of final judgment on the jury findings by the court following post-trial motions, as well as a judgment on an inequitable conduct claim against eSpeed. The Court's rulings could lead to a judgment of invalidity on a portion of the claims set forth in the patent and, in the event of an adverse judgment on inequitable conduct, a judgment of unenforceability with respect to some or all claims. We expect to appeal certain rulings to the U.S. Court of Appeals for the Federal Circuit. Briefing of
post-trial motions and on issues including unenforceability was completed on
June 27, 2005. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases. Oral argument was held on October 12, 2005.

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

In the first quarter of 2005, we were named as a defendant in a number of purported class action complaints on behalf of all persons who purchased the securities of eSpeed from August 12, 2003, to July 1, 2004, alleging that we made "material false

positive statements during the class period" and violated certain provisions of the U.S. Securities Exchange Act of 1934 ("Exchange Act"), as amended, and certain rules and regulations thereunder. On April 8, 2005, the district court consolidated the purported class action complaints, and subsequently the court appointed lead plaintiffs and lead counsel. We received the consolidated and amended complaint ("Amended Complaint") on September 27, 2005. The Amended
Complaint names as defendants the following: eSpeed; three officers, Howard
Lutnick, Lee Amaitis, and Joseph Noviello; and one former officer, Jeffrey
Chertoff. In the Amended Complaint, plaintiffs allege violations of Section
10(b) of the Exchange Act and Rule 10b-5 against all defendants, and allege violations of Section 20(a) against the individual defendants. We believe that the lawsuit is without merit.

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

                                       Three Months Ended September 30,                    Nine Months Ended September 30,
                               -----------------------------------------------   ------------------------------------------------
                                        2005                     2004                     2005                     2004
                               ----------------------   ----------------------   ----------------------  ------------------------
                                                                        (IN THOUSANDS)

Transaction revenues with related parties:

Europe                                        $ 6,327                  $ 6,942                 $ 21,036                 $ 23,013
Asia                                              326                      471                    1,543                    1,498
                                ----------------------   ----------------------   ----------------------  ------------------------
Total Non-Americas                              6,653                    7,413                   22,579                   24,511
Americas                                       19,590                   23,534                   56,653                   77,722
                               ----------------------    ----------------------   ----------------------  ------------------------
Total                                        $ 26,243                 $ 30,947                 $ 79,232                $ 102,233
                               ======================    ======================   ======================  ========================

                                 September 30, 2005        December 31, 2004
                               ----------------------    ----------------------
                                                  (IN THOUSANDS)

Long-lived assets: (a)
Europe                                       $ 16,475                 $ 15,765
Asia                                              515                      387
                               ----------------------    ----------------------
Total Non-Americas                             16,990                   16,152
Americas                                       43,479                   34,453
                               ----------------------    ----------------------
Total                                        $ 60,469                 $ 50,605
                                ======================   ======================

(a) Represents fixed assets, net

13. ACQUISITION RELATED COSTS

On June 15, 2005, the Company announced that it had submitted a binding irrevocable offer to acquire 51% of the share capital of Societa per il Mercato dei Titoli di Stato -- Borsa Obbligazionaria Europea S.p.A (MTS) for a total subscription price equal to 51% of Euro 250 million through the issuance of new
MTS shares. The Company offered to acquire, at the same price per share, up to an additional 20% of the share capital of MTS from current MTS shareholders following closing.

On July 1, 2005, the Company announced that it had been informed by MTS that a majority of MTS shareholders had voted to accept an alternative offer to acquire a majority interest in MTS.

As a result of the shareholder vote, the Company terminated its commitment letter with Cantor , in which Cantor agreed to provide the Company with an unsecured credit facility of $60 million. There are no termination penalties associated with the termination of the commitment letter. The Company incurred legal, accounting, advisory, financing and other related expenses incurred in connection with its offer. These costs, which include a $300,000 fee paid to
Cantor for the unsecured credit facility commitment, amounted to $4.1 million and were recorded during the quarter ended June 30, 2005 as acquisition-related costs in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2005.

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

OVERVIEW

We have experienced major changes to our U.S. Treasury business, expanded and strengthened our senior management team and grown our sales force.

We consider the trading of U.S. Treasury securities to be both a foundation for our company and an area for growth. During 2004, we encountered a competitive pricing environment and experienced an erosion of our market position leading to lower than expected revenues. We addressed our pricing structure on a client-by-client basis by offering tailored and flexible pricing solutions that focused on lowering the customers' marginal cost of trading on our eSpeed system. These solutions included a combination of variable and fixed commissions. We offered many of our largest bank and investment bank customers larger fixed fee/less variable pricing components, which has resulted in increases to volumes traded on the eSpeed platform which has reduced our sensitivity to changes in market volumes and has helped to increase our market share over the last three quarters.

We also improved our client service. In January 2005, we announced the strategic decision to remove Price Improvement (PI) from our technology platform. We expect to continue to experience a revenue reduction in the short-term; we believe the long-term expected benefit of increased market volumes should result in increased revenues.

We augmented our focus on new product sales and product technology rollouts. New product sales include the early-stage development of our FX product. We offer a unique trading platform that provides FX spot traders what we believe is the only truly neutral, anonymous, multiple buyer/multiple seller wholesale electronic market. We offer immediacy, and provide an order driven marketplace where participants can place bids and offers. To create and grow our
FX business, we hired an experienced and dedicated sales team.

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

We continue to see the positive effects of the changes we implemented in 2004.
Our U.S. Treasury business is positioned for growth, and we are optimistic that our foreign exchange business will expand and add value to us. In sales, we continued to expand our sales force to support our growth efforts in the U.S.
Treasury and foreign exchange markets. We expect our expenses to increase as we see revenue growth and additional opportunities. Additionally, we may continue to repurchase our Class A common shares opportunistically.

On May 20, 2005, BGC, acquired Maxcor Financial Group, Inc. (Maxcor), a domestic and international inter-dealer broker for a broad range of financial instruments. As a result, Maxcor's voice-assisted brokerage transactions are subject to the terms and conditions of the JSA, effective from the acquisition date. As such, eSpeed has assumed financial responsibility for certain technology development personnel of Eurobrokers consistent with our relationship with BGC.

In June 2005, we announced that we had submitted a binding irrevocable offer to acquire 51% of the share capital of Societa per il Mercato dei Titoli di Stato
-- Borsa Obbligazionaria Europea S.p.A ("MTS"). We also offered to acquire up to an additional 20% of the share capital of MTS from current MTS shareholders following closing. In July 2005, we announced that we had been informed by MTS that a majority of MTS shareholders had voted to accept an alternative offer to acquire a majority interest in MTS. See Note 13 of notes to condensed consolidated financial statements for further discussion.

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
------------------

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

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the
September 11 Events. Under the Administrative Services Agreement with Cantor, we will be entitled to up to an additional $19.5 million of these proceeds as replacement assets are purchased in the future and surpass the initial payment of $20.5 million, depending on the ultimate replacement cost of the assets destroyed. The basis of this additional $19.5 million of

proceeds is the property and casualty coverage of $40.0 million less the $20.5 million already received. As we have already received proceeds in excess of the book value of the destroyed assets, any future allocations will result in a gain. No gains on replacement of fixed assets were recorded during the year ended December 31, 2004 or during the nine months ended September 30, 2005. We expect to begin recording such gains in the fourth quarter of 2005.

We estimate that we have replaced assets with an aggregate cost of approximately
$20.3 million. We expect to incur significant costs in relation to the replacement of fixed assets lost on September 11, 2001 as we continue to build our permanent infrastructure.

RELATED-PARTY TRANSACTIONS
--------------------------

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
-------

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
--------------------------

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
----------------------------------------

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
------------

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2004

                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        ------------------------
                                                                                           2005          2004
                                                                                        -----------    ---------
                                                                                               (IN THOUSANDS)

    Transaction revenues with related parties

        Fully electronic transactions                                                     $ 18,933      $ 25,489
        Voice-assisted brokerage transactions                                                6,190         5,233
        Screen-assisted open outcry transactions                                             1,121           225
                                                                                        -----------    ---------
      Total transaction revenues with related parties                                       26,244        30,947
    Software Solutions fees from related parties                                             6,099         4,681
    Software Solutions and licensing fees from unrelated parties                             3,770         3,278
    Gain on sale of investments                                                              1,015             -
    Interest income                                                                          1,644           865
                                                                                        -----------    ---------
        Total revenues                                                                    $ 38,772      $ 39,771
                                                                                        -----------    ---------

REVENUES

Transaction revenues with related parties

Transaction revenues with related parties for the three months ended September
30, 2005 were $26.2 million compared to $30.9 million during the comparable period in 2004. There were 64 trading days in both three-month periods ended
September 30, 2005 and 2004. Transaction revenues per trading day decreased by
$74,000 or 15%, to $410,000 from $484,000 for the three months ended September
30, 2005 and 2004, respectively. Volumes transacted on our system increased by
$6,578 billion (approximately $6.6 trillion), or 63%, from $10,388 billion
(approximately $10.4 trillion) for the three months ended September 30, 2004 to
$16,966 billion (approximately $17.0 trillion) for the three months ended
September 30, 2005. During the three months ended September 30, 2005, fully electronic and voice-assisted transactions contributed 72% and 24% of our transaction revenues, respectively, compared to 82% and 17%, respectively, for the comparable period in 2004.

Fully electronic revenues for the three months ended September 30, 2005 of $18.9 million decreased from $25.5 million during the comparable period in 2004. This decrease was primarily the result of a competitive pricing environment and our migration to a larger

fixed fee/less variable price commission model. This decrease was partially offset by an increase in the overall U.S. Treasury volume of 11%, or $3.5 trillion to $34.6 trillion, compared to $31.1 trillion for the comparable period in 2004.

Voice-assisted revenues for the three months ended September 30, 2005 of $6.2 million increased 18% from $5.2 million during the comparable period in 2004.
The increase was primarily due to BGC's investment and expansion in the voice brokerage business and BGC's acquisition of Maxcor.

Screen-assisted open outcry revenues for the three months ended September 30,
2005 of $1.1 million increased 398% from $0.2 million during the comparable period in 2004. The increase was primarily due to BGC's investment and expansion in the voice brokerage business and BGC's acquisition of Maxcor.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended
September 30, 2005 were $6.1 million compared to $4.7 million during the comparable period in 2004, an increase of 30%. This increase resulted from an increase in demand for our support services from Cantor and the growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the three months ended September 30, 2005 were $3.8 million compared to $3.3 million during the comparable period in 2004, a 15% increase, due to revenues generated from our acquisition of ECCO and due to licensing fees earned as part of the
Wagner Patent settlement agreement with CBOT, CME, NYMEX, and NYBOT and our licensing agreement with Intercontinental Exchange. We anticipate that as we license our software and patents to additional market participants, our revenues from Software Solutions and licensing fees from unrelated parties will continue to grow. See Note 4 of notes to our condensed consolidated financial statements for further discussion.

Gain on sale of investments

During the three months ended September 30, 2005, we redeemed the secured convertible bond issued by EasyScreen PLC. As a result, we recorded a pre-tax gain of $1.0 million. There were no gains on sale of investments in the comparable period in 2004.

Interest income

During the three months ended September 30, 2005, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 3.52% compared to 1.51% during the comparable period in 2004. As a result of the increase in the weighted average interest rate between periods, we generated interest income of $1.6 million for the three months ended September 30, 2005, an increase of 90% compared to $0.9 million for the comparable period in 2004.

EXPENSES

                                                                    THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 ------------------------
                                                                     2005          2004
                                                                 -----------   ----------
                                                                        (IN THOUSANDS)

Compensation and employee benefits                                $ 13,048      $ 10,499
Amortization of software development costs and other intangibles     5,206         4,109
Occupancy and equipment                                              7,712         6,322
Professional and consulting fees                                     2,018         1,663
Communications and client networks                                   1,931         1,684
Marketing                                                              390           319
Administrative fees to related parties                               3,216         3,435
Amortization of business partner and non-employee securities            50           136
Other                                                                2,491         2,186
     Total expense                                                $ 36,062      $ 30,353

Compensation and employee benefits

At September 30, 2005, we had 387 employees, which was an increase from the 376 employees we had at September 30, 2004. Compensation costs for the three months ended September 30, 2005 were $13.0 million compared to $10.5 million during the comparable period in 2004. The $2.5 million or 24%, increase, in compensation costs resulted mainly from the expansion and strengthening of our sales force, additional headcount from our acquisition of ECCO and a transition to more of a restricted stock based compensation model.

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

Amortization of software development costs and other intangibles was $5.2 million for the three months ended September 30, 2005, an increase of $1.1 million, or 27%, compared to $4.1 million during the comparable period in 2004.
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

Occupancy and equipment

Occupancy and equipment costs were $7.7 million for the three months ended
September 30, 2005, a $1.4 million or 22%, increase, compared to $6.3 million for the comparable period in 2004. The increase was primarily attributable to additional depreciation expense associated with IT equipment purchases and relocation to our permanent corporate headquarters in New York City.

Professional and consulting fees

Professional and consulting fees were $2.0 million for the three months ended
September 30, 2005 compared to $1.7 million for the comparable period in 2004, an increase of 21%, primarily the result of legal expenses incurred in connection with litigation defense costs.

Communications and client networks

Communications costs were $1.9 million for the three months ended September 30,
2005 compared to $1.7 million for the comparable period in 2004, an increase of
15%. The increase was primarily due to upgraded communication costs incurred at our new permanent headquarters.

Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs.
We anticipate expenditures for communications and client networks will increase in the near future as we continue to connect additional customers to our network.

Marketing

We incurred marketing expenses of $0.4 million for the three months ended
September 30, 2005, which remained relatively flat compared to $0.3 million for the comparable period in 2004.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties amounted to $3.2 million for the three months ended September 30, 2005, a decrease of $0.2 million, compared to $3.4 million for the comparable period in 2004.

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

Charges in relation to the amortization of business partner and non-employee securities were $0.1 million for the three months ended September 30, 2005, which were flat compared to $0.1 million during the comparable period in 2004.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For the three months ended September 30, 2005, other expenses were $2.5 million, an increase of $0.3 million, or 14%, compared to other expenses of $2.2 million for the comparable period in 2004. The increase was principally due to travel and entertainment related expenses.

Income taxes

During the three months ended September 30, 2005, we recorded an income tax provision of $0.8 million compared to $3.7 million during the three months ended
September 30, 2004. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2004

REVENUES

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                           ---------------------
                                                                                            2005          2004
                                                                                            ----          ----
                                                                                              (IN THOUSANDS)

    Transaction revenues with related parties
        Fully electronic transactions                                                     $ 58,174      $ 85,170
        Voice-assisted brokerage transactions                                               19,128        16,449
        Screen-assisted open outcry transactions                                             1,931           614
                                                                                        ------------  -----------
      Total transaction revenues with related parties                                       79,233       102,233
    Software Solutions fees from related parties                                            18,860        13,268
    Software Solutions and licensing fees from unrelated parties                            11,712         9,383
    Gain on sale of investments                                                              1,015             -
    Interest income                                                                          4,311         2,370
                                                                                        ------------  -----------
        Total revenues                                                                    $115,131      $127,254
                                                                                        ============  ============

Transaction revenues with related parties

Transaction revenues with related parties for the nine months ended September
30, 2005 were $79.2 million compared to $102.2 million during the comparable period in 2004. There were 189 and 188 trading days in the nine-month periods ended September 30, 2005 and 2004, respectively. Transaction revenues per trading day decreased by $125,000, or 23%, to $419,000 from $544,000 for the nine months ended September 30, 2005 and 2004, respectively. Volumes transacted on our system increased by $10,153 billion (approximately $10.2 trillion), or
30%, from $33,377 billion (approximately $33.4 trillion) for the nine months ended September 30, 2004 to $43,530 billion (approximately $43.5 trillion) for the nine months ended September 30, 2005. During the nine months ended September
30, 2005, fully electronic and voice-assisted transactions contributed 73% and
24% of our transaction revenues, respectively, compared to 83% and 16%, respectively, for the comparable period in 2004.

Fully electronic revenues for the nine months ended September 30, 2005 of $58.2 million decreased from $85.2 million during the comparable period in 2004. This decrease was primarily due to the competitive pricing environment in U.S
Treasury trading that led to the erosion of our market position and declining revenues. This decline in market position during the nine months ended September
30, 2005 was partially offset by an increase in the overall U.S. Treasury volume of 13%, or $12.6 trillion to $105.9 trillion, compared to $93.3 trillion for the comparable period in 2004.

Voice-assisted revenues for the nine months ended September 30, 2005 of $19.1 million increased 16% from $16.4 million during the comparable period in 2004.
The increase was primarily due to BGC's investment and expansion in the voice brokerage business and BGC's acquisition of Maxcor.

Screen-assisted open outcry revenues for the nine months ended September 30,
2005 of $1.9 million increased 215% from $0.6 million during the comparable period in 2004. The increase was primarily due to BGC's investment and expansion in the voice brokerage business and BGC's acquisition of Maxcor.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the nine months ended September
30, 2005 were $18.9 million compared to $13.3 million during the comparable period in 2004, an increase of 42%. This increase resulted from an increase in demand for our support services from Cantor and the growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the nine months ended September 30, 2005 were $11.7 million compared to $9.4 million during the comparable period in 2004, a 25% increase, due to revenues generated from our acquisition of ECCO and due to licensing fees earned as part of the Wagner
Patent settlement agreement with CBOT, CME, NYMEX, and NYBOT and our licensing agreement with Intercontinental Exchange. We anticipate that as we license our software and patents to additional market participants, our revenues from
Software Solutions and licensing fees from unrelated parties will continue to grow. See Note 4 of the condensed consolidated financial statements for further discussion.

Gain on sale of investments

During the nine months ended September 30, 2005, we redeemed the secured convertible bond issued by EasyScreen PLC. As a result, we recorded a pre-tax gain of $1.0 million. There were no gains on sale of investments in the comparable period in 2004.

Interest income

During the nine months ended September 30, 2005, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 3.05% compared to 1.36% during the comparable period in 2004. As a result of the increase in the weighted average interest rate between periods, we generated interest income of $4.3 million for the nine months ended September 30, 2005, an increase of 82% compared to $2.4 million for the comparable period in 2004.

EXPENSES

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                           ----------------------
                                                                             2005          2004
                                                                           --------     ---------
                                                                               (IN THOUSANDS)

Compensation and employee benefits                                         $ 38,989      $ 29,582
Amortization of software development costs and other intangibles             14,376        11,643
Occupancy and equipment                                                      22,657        18,622
Professional and consulting fees                                              7,088         3,461
Communications and client networks                                            5,569         4,892
Marketing                                                                     1,252         1,084
Administrative fees to related parties                                       10,515         9,604
Amortization of business partner and non-employee securities                    310           722
Acquisition related costs                                                     4,124             -
Other                                                                         7,845         5,819
                                                                           --------     ---------
     Total expense                                                        $ 112,725      $ 85,429
                                                                           --------     ---------

Compensation and employee benefits

At September 30, 2005, we had 387 employees, which was an increase from the 376 employees we had at September 30, 2004. Compensation costs for the nine months ended September 30, 2005 were $39.0 million compared to $29.6 million during the comparable period in 2004. The $9.4 million or 32% increase, in compensation costs resulted mainly from the expansion and strengthening of our senior management team, senior sales personnel, additional headcount from our acquisition of ECCO and a transition to more of a restricted stock based compensation model.

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

Amortization of software development costs and other intangibles was $14.4 million for the nine months ended September 30, 2005, an increase of $2.8 million, or 24%, compared to $11.6 million during the comparable period in 2004.
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

Occupancy and equipment

Occupancy and equipment costs were $22.7 million for the nine months ended
September 30, 2005, a $4.1 million or 22% increase, compared to $18.6 million for the comparable period in 2004. The increase was primarily attributable to additional depreciation expense associated with IT equipment purchases and relocation to our permanent corporate headquarters in New York City.

Professional and consulting fees

Professional and consulting fees were $7.1 million for the nine months ended
September 30, 2005 compared to $3.5 million for the comparable period in 2004, an increase of 105%, primarily the result of legal expenses incurred in connection with litigation defense costs.

 Communications and client networks

Communications costs were $5.6 million for the nine months ended September 30,
2005 compared to $4.9 million for the comparable period in 2004, an increase of
14%. The increase was primarily due to duplicate communication costs incurred at our temporary and permanent headquarters, and upgraded communications costs at our permanent headquarters.

Communication costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs.
We anticipate expenditures for communications and client networks will increase in the near future as we continue to connect additional customers to our network.

Marketing

We incurred marketing expenses of $1.3 million for the nine months ended
September 30, 2005, an increase of 15%, compared to $1.1 million for the comparable period in 2004.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties amounted to $10.5 million for the nine months ended September 30, 2005, an increase of $0.9 million or 9%, compared to
$9.6 million for the comparable period in 2004.

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

Charges in relation to the amortization of business partner and non-employee securities were $0.3 million for the nine months ended September 30, 2005 compared to $0.7 million during the comparable period in 2004. This $0.4 million, or 57%, decrease resulted primarily from the fact that the value of a warrant agreement became fully amortized at the end of the first quarter of
2004, and thus contributed no amortization for the remainder of 2004. The amendment of another warrant agreement that had the effect of extending the term over which the related warrant value is amortized further contributed to this decrease.

Acquisition related costs

During the nine months ended September 30, 2005, we recorded $4.1 million of acquisition related costs in connection with our MTS offer. These costs primarily included legal, accounting, advisory and other related expenses. See note 13 of notes to our condensed consolidated financial statements for further discussion.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For the nine months ended September 30, 2005, other expenses were $7.8 million, an increase of $2.0 million, or 35%, compared to other expenses of $5.8 million for the comparable period in 2004. The increase was principally due to employee recruiting costs, moving expenses related to our new office and travel and entertainment related expenses.

Income taxes

During the nine months ended September 30, 2005, we recorded an income tax provision of $0.7 million compared to an income tax provision of $16.4 million during the nine months ended September 30, 2004. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At September 30, 2005, we had cash and cash equivalents of
$184.3 million, a decrease of $25.4 million compared to $209.7 million at
December 31, 2004.

OPERATING ACTIVITIES

During the nine months ended September 30, 2005, our operating activities provided cash of $25.7 million compared to $51.2 million during the comparable period in 2004. The decrease of $25.5 million, or 50%, was primarily attributable to a decrease in net income.

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

INVESTING ACTIVITIES

During the nine months ended September 30, 2005, we used cash in investing activities of $22.6 million compared to $29.7 million during the comparable period in 2004. The decrease was primarily due to proceeds received from the sale of investments and reduction in capitalization of patent defense costs partially offset by increased capitalization of software development costs.

FINANCING ACTIVITIES

During the nine months ended September 30, 2005, we used cash in financing activities of $28.5 million compared to cash used in financing activities of
$26.9 million in the comparable period in 2004. During 2005, we repurchased approximately 3.5 million shares of our Class A common stock for a total of
$28.9 million under our repurchase plan which included approximately 0.3 million shares repurchased from partners of Cantor and approximately 0.9 million shares repurchased from the Cantor Relief Fund, which were at fair market value on date of purchase. Our Board of Directors has authorized the repurchase of up to an additional $100 million of our outstanding Class A common stock of which $58.7 million remained available for repurchase at September 30, 2005. At the price levels at which we have been repurchasing shares, we believe the eSpeed shares represent an attractive investment and therefore, we may continue to repurchase shares opportunistically. In addition, proceeds from exercises of employee stock options and business partner warrants were lower during the nine months ended
September 30, 2005 mainly because of lower overall market prices as compared to
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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2005, we had invested $172.0 million of our cash in securities purchased under reverse repurchase agreements, $55.8 million of which is fully collateralized by U.S. government securities and $116.2 million of which is fully collateralized by eligible equity securities, both of which are held in a third party custodial account. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. Additionally, at September
30, 2005, we had invested $1.9 million in a money market fund held at overnight durations. This fund solely invests in short-term U.S. government fixed income securities.

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

We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in an increase in net loss of our international operations of $0.6 million for the nine months ended September 30, 2005.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

By Statement of Claim dated October 8, 2002, Municipal Partners, LLC (MPLLC)
commenced an arbitration before the NASD against Cantor Fitzgerald Partners and
Howard Lutnick (the Arbitration). Although MPLLC did not name eSpeed as a respondent in the Arbitration, MPLLC sought, among other things, (i) a declaration that the License and Service Agreement dated January 30, 2002, between MPLLC and eSpeed is null and void and (ii) an order directing eSpeed to reimburse MPLLC for certain costs. On February 7, 2005, MPLLC was granted permission to amend its claims to seek damages arising from eSpeed's direction to third parties to shut off certain circuits used by MPLLC after notice to
MPLLC. After a full hearing on the merits, the Panel issued an award dated July
26, 2005 in MPLLC's favor in the amount of $363,292, which included interest in the amount of $73,903 and awarded no relief against eSpeed. Cantor has paid the award and the matter is finally resolved.

By Summons and Complaint dated October 30, 2002, eSpeed commenced an action in
New York State Supreme Court against MPLLC seeking, among other things, damages as a result of MPLLC's breach of a License and Services Agreement, under which
MPLLC failed to pay eSpeed for ancillary information technology services and products provided to eSpeed, and failed to pay eSpeed a percentage of certain revenues derived by MPLLC from electronic trading. On November 19, 2002, MPLLC answered the Complaint. On April 1, 2004, MPLLC filed an amended Answer and
Counterclaim. On May 25, 2004, eSpeed filed its reply to MPLLC's Counterclaim.
Shortly thereafter, the parties engaged in a limited amount of discovery, but discovery was stayed pending the decision in the above-mentioned NASD
Arbitration. On September 13, 2005, the parties entered into a case management
Order setting forth a new discovery schedule. The parties have served document requests and are preparing to take depositions.

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

A jury trial began on February 7, 2005. In a pre-trial ruling on February 7,
2005, the U.S. District Court in Delaware ruled that the BrokerTec ETN did not infringe our 580 Patent. On February 22, 2005, a jury found that the Garban GTN did infringe our 580 Patent but that there was a deficiency in the application which led to the 580 Patent, finding that we "failed to provide adequate written description of each and every element recited" in certain claims of the 580
Patent. We are currently awaiting entry of final judgment on the jury findings by the court following post-trial motions, as well as a judgment on an inequitable conduct claim against eSpeed. The Court's rulings could lead to a judgment of invalidity on a portion of the claims set forth in the patent and, in the event of an adverse judgment on inequitable conduct, a judgment of unenforceability with respect to some or all claims. We expect to appeal certain rulings to the U.S. Court of Appeals for the Federal Circuit. Briefing of
post-trial motions and on issues including unenforceability was completed on
June 27, 2005. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases. Oral argument was held on October 12, 2005.

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

In the first quarter of 2005, we were named as a defendant in a number of purported class action complaints on behalf of all persons who purchased the securities of eSpeed from August 12, 2003, to July 1, 2004, alleging that we made "material false positive statements during the class period" and violated certain provisions of the U.S. Securities Exchange Act of 1934 ("Exchange Act"),
as amended, and certain rules and regulations thereunder. On April 8, 2005, the district court consolidated the purported class action complaints, and subsequently the court appointed lead plaintiffs and lead counsel. We received the consolidated and amended complaint ("Amended Complaint") on September 27,
2005. The Amended Complaint names as defendants the following: eSpeed; three officers, Howard Lutnick, Lee Amaitis, and Joseph Noviello; and one former officer, Jeffrey Chertoff. In the Amended Complaint, plaintiffs allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and allege violations of Section 20(a) against the individual defendants. We believe that the lawsuit is without merit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details our share repurchase activity during the third quarter of 2005, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced plans and the approximate dollar value that may yet be purchased under these plans.

                                                                              SHARES PURCHASED           VALUE OF SHARES THAT
                      TOTAL NUMBER OF            AVERAGE PRICE               AS PART OF PUBLICLY         MAY YET BE PURCHASED
   PERIOD            SHARES PURCHASED           PAID PER SHARE                 ANNOUNCED PLANS             UNDER THE PLANS
--------------      ------------------      ---------------------          ----------------------    -------------------------

   July 1 to
  July 31, 2005              -                   $        -                                -           $       68.2 million

   August 1 to
  August 31, 2005         276,553                $        7.85                         276,553         $       66.0 million

  September 1 to
 September 30, 2005       921,222                $        7.96                         921,222         $       58.7 million

On August 5, 2004, the Company's Board of Directors authorized the repurchase of up to $100 million of outstanding Class A common stock, to replace the remaining
$20.5 million authorized from the prior plan. As of September 30, 2005, approximately $58.7 million from this plan was available for further share repurchases.

In September 2005, the Company's Board of Directors authorized the repurchase from the Cantor Relief Fund of all shares of eSpeed common stock owned and donated to the Relief, as well as other shares owned by the Relief Fund from time to time, provided that such repurchases are made in connection with the
Company's buyback authorization and provided that the price of such shares is the fair market value on the date of purchase, which amount shall be no less than the five day average of shares as reported on the NASDAQ stock market or the closing price on the date of purchase. As a result, in September 2005, the
Company repurchased approximately 0.9 million shares from the Cantor Relief Fund as disclosed in the table above.

For the nine months ended September 30, 2005, we had repurchased an aggregate of
3.5 million shares of our Class A common stock for a total of $ 28.9 million, of which approximately 0.3 million shares were repurchased from partners of Cantor at fair market value on the date of purchase. The reacquired shares have been designated as treasury shares and will be used for general corporate purposes.

ITEM 6.  EXHIBITS

        Exhibit No.                             Description
        -----------                             -----------

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended
September 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

                               eSpeed, Inc.
                               (Registrant)

                               /s/ Howard W. Lutnick
                               ------------------------------
                               Howard W. Lutnick
                               Chairman of the Board and Chief Executive Officer

                               /s/ Jay Ryan
                               ------------------------------
                               Jay Ryan
                               Senior Vice President and Chief Financial Officer

Date: November 9, 2005

                                  EXHIBIT INDEX

        Exhibit No.                             Description
        -----------                             -----------

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

