Form 10-K
period 2005-12-31
ESPEED INC
filed 2006-03-15
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 0-28191

eSpeed®, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4063515
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
110 East 59th, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 938-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $. 01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. Large Accelerated Filer Accelerated Filer Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2005 as reported on the Nasdaq National Market, was approximately $238,744,867.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2006
Class A Common Stock, par value $.01 per share	27,907,731 shares
Class B Common Stock, par value $.01 per share	22,139,270 shares

DOCUMENTS INCORPORATED BY REFERENCE.

None.

eSPEED, INC.
2005 FORM 10-K ANNUAL REPORT

Forward-Looking Information — Safe Harbor Statement

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ ‘‘continue,’’ ‘‘strategy,’’ ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received and their related costs, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including trading volume and volatility, our pricing strategy and that of our competitors, our ability to develop new products and services, to enter new markets, to secure and maintain market share, to enter into marketing and strategic alliances, including acquisitions, partnering opportunities, and joint ventures, to hire new personnel, to expand the use of our technology, for both integrated hybrid voice-assisted and fully electronic trading, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve, the effects of the attacks on the World Trade Center on September 11, 2001, and other factors that are discussed under ‘‘Risk Factors’’ in this Annual Report on Form 10-K (the ‘‘Report’’). We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or outcomes and that accordingly you should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our Consolidated Financial Statements and the accompanying Notes thereto appearing elsewhere in this filing.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Throughout this document eSpeed, Inc. will be referred to as ‘‘eSpeed’’ and, together with its subsidiaries, as the ‘‘Company’’, ‘‘We’’, ‘‘Us’’ or ‘‘Our.’’

We are a leader in developing and deploying electronic marketplaces and related trading technology that offers traders access to the most efficient, innovative and neutral financial markets in the world. We provide an array of financial technology products which assist clients in managing market risk. We operate multiple buyer, multiple seller real-time electronic marketplaces for the global capital markets, including the world’s largest government bond markets, the world’s largest foreign exchange markets, and other financial marketplaces, which may be accessed through fully electronic transactions for some products or through an integrated hybrid voice-assisted network accessed by voice-brokers. Our suite of marketplace tools provides end-to-end transaction solutions for the purchase and sale of financial products over our global private network or via the Internet. Our neutral platform, reliable network, straight-through processing and proven solutions make us a trusted source for fully electronic and integrated hybrid voice-assisted trading at the world’s largest fixed income and foreign exchange trading firms, major exchanges and leading equities trading firms in the world.

We commenced operations in March 1999 as a division of Cantor Fitzgerald Securities, a subsidiary of Cantor Fitzgerald, L.P. (‘‘Cantor’’). Our initial focus was the global government bond markets of the world, specifically U.S., Europe, Canada and Japan. Our relationships with Cantor and with BGC Partners, L.P. (‘‘BGC’’), a subsidiary of Cantor formed in connection with a Cantor reorganization in 2004, have enabled us to become an innovator in what today we consider our core electronic marketplaces, the government bond markets of the world. Cantor is a leading financial services provider that offers an array of financial products and services in the equity, fixed income and foreign exchange capital markets. BGC is a leading global interdealer broker to wholesale fixed income, interest rate, and foreign exchange and derivative markets worldwide. Our goal is to offer an electronic trading platform for a full range of financial products currently traded in today’s global capital markets, which includes fully electronic trading of wholesale fixed income, foreign exchange, futures, options and equities and integrated hybrid voice-assisted trading of treasury-spreads, off-the-run and when issued U.S. Treasury securities, repurchase agreements and U.S. Government Agency Securities, as well as other products. Our relationships with Cantor and BGC are critical to our meeting that goal, especially as it relates to integrated hybrid voice-assisted trading.

Our products are efficient. They enable market participants to transact business more quickly, more effectively and at lower cost than with traditional markets and methods. Our systems were built to support multiple interactive marketplaces, in a completely neutral, efficient and real-time environment. In 2005, we processed approximately 6.9 million electronic transactions, totaling more than $59 trillion of transactional volume. Our clients include the largest fixed income, foreign exchange and equities trading firms and leading exchanges in the world. We have offices in the U.S., U.K., Canada and Asia that collectively can transact trading 24 hours a day, around the world. In the course of conducting their core businesses, our clients are required to manage substantial market risk. Night and day, they trust our solutions to assist them in this critical function. We believe we offer among the most robust, large-scale, instantaneous and reliable transaction processing systems in the world. Our global private network permits market participants to view information and execute transactions in milliseconds.

We are innovators. Our proprietary software provides an end-to-end solution, including unique front-end applications, customized order and trade input devices, proprietary transaction matching and processing engines, credit and risk management tools and back-office and clearance systems, enabling straight-through processing. We also leverage our electronic marketplace expertise and reputation to sell software products and services directly to participants in these marketplaces.

We are neutral in the financial markets. We neither act as a participant in customer transactions, nor do we risk our own capital in transactions or extend credit to market participants. Our revenues consist primarily of fixed payments, transaction fees and licensing fees, and we market our services to clients, partners and prospects.

Our objective is to be the leading provider of trading and market risk management technology and interactive marketplaces for the world’s capital markets, where we believe there is a substantial opportunity for both fully electronic and integrated hybrid voice-assisted trading. Specifically, we believe we are well-positioned to take advantage of the attractive opportunities currently presented throughout our core fixed income market, as well as the foreign exchange, futures, options and equities markets of the world in which we have introduced new products and services. We believe that the scalability and extendibility of our eSpeed suite of products, and our relationships with Cantor and BGC, enable us to enter new markets and distribute products and services quickly, cost effectively and seamlessly.

As a result of the terrorist attacks of September 11, 2001, our offices in the World Trade Center were destroyed and we lost 180 of our employees, including many members of our senior management (the ‘‘September 11 Events’’). The loss of these assets and employees and the need to relocate our employees have negatively impacted our business. See ‘‘Risk Factors’’.

THE INDUSTRY

Historically, voice-only trading of over-the-counter financial and nonfinancial products has been an inefficient process for the most liquid benchmark securities. Buying, selling or trading activity is traditionally effected through (i) a central physical location, like a trading pit or auction house, where market participants have to access the market through this central location or its members; (ii) a bilateral arrangement between a buyer or seller; or (iii) several layers of middlemen and salespersons who assist in handling orders. Each of these approaches is labor and time intensive, which adds to the direct and indirect cost of the product being bought or sold.

Traditional voice-only over-the-counter financial markets and methods facilitate trading in less liquid securities where transaction risk is significant. Nevertheless, they have the following significant shortcomings: information leakage; limited direct access and, therefore, inefficient pricing; high transaction costs and slow execution due to the number of people involved in a traditional voice-only transaction; significant expense incurred in manual processing, confirming and clearing processes; and compliance and regulatory risk associated with traditional voice-only transactions and non-automated audit trails. While the value added by voice facilitation outweighs these disadvantages in many less liquid instruments and more complex transactions, these shortcomings are unacceptable in the markets for the most liquid and high volume benchmark securities. Whereas in less liquid markets the market, background and negotiation provided by a voice broker can assist in facilitating a trade that might not otherwise occur, in the most liquid securities there is no information or background necessary other than the intention of a market participant to offer a trade. In addition, traditional financial markets have difficulty in implementing program trading of liquid securities, especially those programs designed to automatically and simultaneously execute multiple trades in different, but related products. Additional inefficiencies of traditional transaction execution include lack of real-time price information, small disparate groups of interested buyers and sellers, limited liquidity and problems associated with executing trades as market prices change. After a buy or sell order is executed, there are the additional tasks of recording, accounting, tracking, delivering and financially settling the transaction. Each of these tasks, if done manually, can add potential cost and error to the process as additional participants or systems enter the transaction cycle. As a market matures and benchmark securities appear, these costs and inefficiencies prevent a market from realizing its full potential.

Electronic marketplaces have emerged as effective means of conducting transactions and creating markets. In an electronic marketplace, substantially all of the participants’ actions are facilitated through an electronic medium, such as a private electronic network or over the Internet, which reduces the need for actual face-to-face or voice-to-voice participant interaction to those functions where people provide the greatest value, thereby reducing the inefficiencies inherent in a traditional voice-only market.

Electronic marketplaces have proven that the inefficiencies of traditional voice-only markets and methods have inhibited participant access to many potentially profitable trading opportunities. The elimination of these inefficiencies has opened access to these opportunities, increasing trading profits, investment returns and market volumes, and made possible creation of new financial products and strategies that have further contributed to increased market volumes. These increased trading volumes have in turn driven increased demand for newer, ever-more sophisticated financial technology products.

Many financial exchanges worldwide, including certain exchanges in the U.S., France, Canada, Germany, Japan, Sweden, Switzerland and the United Kingdom, are now partially or completely electronic. Additionally, even in markets for less commoditized products where customers place orders through a voice-broker who implements a transaction electronically, companies will benefit from liquidity, pricing, robust interactive trading, post-trade processing and other services of our marketplace technology. Further, we believe that market participants will seek to outsource customized solutions for the electronic distribution of their products to avoid the difficulty and cost of developing and maintaining their own electronic solutions, and to improve the quality and reliability of these solutions.

OUR SOLUTION

Our electronic marketplace end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems, all accessible through our privately managed global high-speed data network and over the Internet. Because of the scale and adaptability of our system, our products have applications across a broad range of customers, market participants, industries, and marketplaces, including any global financial marketplace involving multiple buyers and multiple sellers. In addition, we license our software to provide a complete outsourced solution to our clients, enabling them to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, and request-for-quote capabilities. Our products enable market participants to transact business and manage market risk instantaneously, more effectively and at lower cost than traditional voice-only financial markets methods.

Our business model and affiliated relationships with BGC and Freedom International Brokerage Company ("Freedom") provide us with a significant long-term pipeline of our product opportunity, both in terms of electronic transaction volume and increased revenues across our product and service offerings, as a marketplace for a particular product matures from telephones with computer assistance and migrates to integrated hybrid voice-assisted trading and eventual fully electronic trading. Historically, new markets have initially tended to trade by voice alone. As volumes improve and the structure and characteristics of the market standardize over time, its potential to leverage technology increases. The first stage of this migration occurs when open outcry trading provided by BGC is supplemented with market data screens provided by eSpeed, and for which we receive 2.5% of related trading revenue. The second stage is the migration of voice-brokers to the use of keyboards and computers to keep track of increasing volumes of orders and to match trades. This voice-assisted brokerage earns us 7% of related trading revenue. The third stage occurs with the appearance of benchmarks which over time tend to migrate towards fully electronic trading by the customers themselves, whether by keyboards and computers, or directly by computers themselves. For some products, the transition to fully electronic trading occurs from an ‘‘integrated’’ marketplace in which one pool of liquidity is accessed simultaneously by the customer through the keyboard, by a computer program or by a voice broker over a keyboard at the request of a customer. Fully electronic transactions that have migrated through these stages generally provide us 65% of related trading revenue, or 50% of net related trading revenue in cases of products which are in the process of migrating to fully electronic marketplaces from an integrated marketplace. The pace at which individual markets will migrate along our pipeline will vary among the different types of instruments and the nature of the marketplace.

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

We expect to continue to improve our technology through additional investment in our core fixed income products, expanding into new markets and developing technology to improve our system and our trading environment. In 2005, we continued to upgrade our system, making it faster and easier to use, and added senior sales staff to promote our products, including a renewed focus on our foreign exchange product. Throughout our business, our focus is to provide our customers with the tailored tools they need as our products migrate through our pipeline of opportunity.

OUR MARKET FOCUS

We focus our business primarily on the wholesale fixed income business, as well as target opportunities in markets such as foreign exchange, futures and options and equity order routing. There has been a significant move towards the conversion of traditional open outcry markets to electronic trading. Significant business opportunities have arisen for the provision of front-end risk management and routing solutions that provide access to electronic marketplaces. We believe that there is significant opportunity in the continued conversion of these markets to fully electronic networks, such as our own.

Wholesale fixed income.    The global fixed income market is one of the largest securities markets in the world based on total bond issuance and the amount of debt outstanding. The Bond Market Association (the ‘‘Association’’) estimates that, in the U.S. alone, in 2005, total bond issuance was over $5.5 trillion and there were approximately $23 trillion of fixed income securities outstanding (excluding Asset-Backed Securities). The Association also reports that, in 2005, approximately $555 billion a day in trading took place among the primary dealers and their clients in the U.S. Treasury market. We predict that over the next three years, the U.S. Treasury market will double in size, reaching approximately $1 trillion in average daily volume by the end of 2008.

Foreign exchange.    The trading of currencies in all monetary pairs represents the largest and fastest growing trading volume market in the world. The Bank for International Settlements has estimated the daily volume traded in the foreign exchange markets to have been $1.9 trillion as of April 2004. Factors that have increased turnover include globalization of firms’ customers and suppliers, investors’ interest in foreign exchange as a tradeable asset class in itself, the more active role of asset managers, and the growing importance of hedge funds.

Futures and options.    Futures and options trading is a leading financial activity throughout the world, with contracts traded on a wide variety of financial instruments, commodities and indexes. According to the Futures Industry Association, in 2005, nearly two billion futures and options contracts were traded in the U.S. futures and options markets. According to the Futures Industry Association, in 2005, over 9 billion futures and options contracts were traded in the global futures and options markets. According to the International Swaps and Derivatives Association, the global market for interest rate swaps, interest rate options and currency swaps had over $201.4 trillion in notional value outstanding as of the first half of 2005.

Equity order-routing.    In 2005, over $14 trillion was traded on the New York Stock Exchange and over $5.3 trillion was traded on the Nasdaq. In the international equity markets, £5.2 trillion was traded on the London Stock Exchange, ¥5.23 trillion was traded on the Tokyo Stock Exchange, €1.783 trillion was traded on Euronext, and €3.8 trillion was traded on the Deutsche Börse. Our order-routing system allows equity market participants multiple points of entry and simultaneous access to the world’s largest exchanges, market makers and electronic communications networks (‘‘ECNs’’).

OUR FINANICAL MARKETS SOLUTION

Our products cover various financial markets, including a network for trading U.S. Treasury securities, European, Japanese and Canadian government bonds, equities, interest rate swaps, futures, options, foreign exchange, repurchase agreements, U.S. Agency securities, U.S. Treasury swaps, Euro bonds and basis trades. Cantor has historically been a major facilitator and, in some cases, provider of liquidity in numerous financial products through its offices in the U.S., Canada, Europe, Asia and Australia. In October 2004, Cantor began to reorganize its global wholesale interdealer business and formed a separate partnership, BGC, that provides voice brokerage services to the wholesale fixed income, interest rate, foreign exchange and derivative markets worldwide. In May 2005, BGC acquired voice broker Maxcor Financial Group Inc. and its subsidiaries, including EuroBrokers Inc. Our eSpeed system provides the only electronic means of access to Cantor’s and BGC’s marketplaces. Through our affiliation with Freedom, eSpeed also powers the electronic platform of Freedom, the leading interdealer broker of Canadian fixed income and other capital markets products.

Our private electronic network for wholesale financial markets is connected to the largest financial institutions worldwide. We have installed in the offices of our existing client base the technology infrastructure necessary to provide price information and trade execution on an instantaneous basis in a broad range of securities and financial instruments. We believe our eSpeed portfolio of products enables us to introduce and distribute a broad mix of financial products and services quickly, efficiently, and at a lower cost than traditional methods.

With our financial technology, participants in hybrid marketplaces may either electronically execute trades themselves or call brokers, who then input trade orders into an integrated hybrid marketplace for them. In our fully electronic marketplace, all stages of the trade occur electronically. The participant inputs buy or sell order instructions directly into our electronic trading system using our software, a web-browser or electronically through an application programming interface or other software. Our system provides to the participant on-screen confirmation that the participant’s order has been accepted. The system normally responds to all orders in less than 300 milliseconds. Simultaneously, an electronic confirmation is typically sent to the participant’s back office and risk system, providing straight-through processing and enabling risk management capabilities for the participant. Our core U.S. Government Securities marketplace is fully electronic, and we have also established fully electronic solutions for our less-established foreign exchange, futures and options and equities businesses.

We see opportunities to expand our business by working more closely with Cantor and BGC, and by licensing our technology to other voice brokers and financial services firms in addition to Cantor and BGC, as well as to exchanges and other financial institutions.

eSPEED PRODUCTS AND SERVICES – FOUNDATION AND GROWTH BUSINESSES

We organize our business into two main categories. First, we focus on the business lines that create a solid foundation on which we can build. Electronic trading of government bonds is the first building block in our foundation. Relationships with voice-brokerage trading firms such as BGC and Freedom, our strong intellectual property portfolio and Software Solutions services make up the remainder of our foundation businesses. Second, we look to areas of opportunity from which we expect to grow. We are focusing on generating increased volume in the program trading of U.S. Treasury securities, expanding further into the fully electronic foreign exchange, futures, options and equities markets, and developing innovative trading tools that enhance eSpeed’s platform and attract traders to our screens.

Foundation Businesses:

Government Bonds

Currently, most of our revenues are derived from fully electronic transactions in the government bond markets in which participants electronically execute trades using a keyboard, mouse or computer program. These include U.S., European, Canadian and Japanese government securities, primarily concentrated in U.S. Treasury securities. Our full-service eSpeed system, combining all of our proprietary software and our global high-speed private network, currently operates in some of the largest and most complex government bond marketplaces in the world. It is designed to be extendible to any multiple-buyer, multiple-seller marketplace and can support massive liquidity and fluctuation in many markets. Our customers in these markets include the largest financial institutions in the world. These customers access our eSpeed system primarily through our global high-speed private network. In addition, the system for these products is also available over the Internet. Our eSpeed system enables us to operate an integrated network with the inherent scale and leverage to engage in electronic trading in multiple products, marketplaces and market structures on a global basis and is a comprehensive platform providing volume, access, speed of execution and ease of use.

Voice-Assisted Trading

A substantial portion of our revenues is also derived from integrated hybrid voice-assisted trading. A voice-assisted trade is executed in substantially the same manner as an electronic trade, except that the participant telephones a broker, who then inputs the participant’s order into our electronic marketplace system. This integrated hybrid voice-assisted trading model also serves as a pipeline for potential future fully electronic transactions.

In 2001, we entered the Canadian fixed income market through our investment in and technology agreement with Freedom, the leading Canadian interdealer broker of fixed income products and other capital products. In May 2005, BGC acquired the Euro Brokers voice brokerage network. BGC provides voice brokerage services to the wholesale fixed income, interest rate, foreign exchange and derivative markets worldwide. In late 2005, BGC acquired ETC Pollack, a leading French interdealer broker, which adds to the pipeline of potential hybrid voice-assisted transactions.

Relationships with leading interdealer brokers like BGC and Freedom allow us to tap into the enormous opportunities in voice-brokered businesses in which less commoditized products are traded. Our technology enables voice-brokers to provide superior client service. Through integrated hybrid voice-assisted trading, we see opportunities to increase our presence in the world’s voice-brokered markets in products like Treasury spreads, off-the-run Treasury securities, when-issued U.S. Treasury securities and U.S. Government Agency securities.

•	Treasury spreads are financial products (e.g. interest rate swaps) that trade in relation to U.S. Treasury on-the-run benchmarks, the most recently issued Treasury securities that are the standard trading instruments in the bond market. A Treasury spread is derived from the price or yield difference between the financial product being traded and the benchmark.

•	Off-the-run securities are Treasury bonds and notes that were formerly on-the-run benchmarks but have been supplanted by more recently issued securities. When a new on-the-run benchmark is issued, the current on-the-run becomes an off-the-run.

•	When-issued U.S. Treasury securities represent new issues that will be created through the auction process and will become the new on-the-run benchmarks. A when-issued instrument has been authorized and may be traded although it has not yet been issued.

•	A U.S. Government Agency security is debt issued by a Government Sponsored Enterprise, such as the Federal Home Loan Bank (‘‘FHLB’’), Freddie Mac, Fannie Mae, TVA and TAPS. U.S. Agencies pay interest and are believed to have little or no credit risk, although they are not backed by the U.S. Government.

•	Treasury Inflation Protection Securities (‘‘TIPS’’) are debt issued by the U.S. Treasury that offer protection against inflation because their principal and interest payments are linked to inflation.

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

It is also likely that over time more of the traditional voice-brokered products, such as emerging market debt, credit default swaps, corporate bonds, repurchase agreements and interest rate swaps,

will fit the hybrid voice-assisted model. In December 2005, BGC announced the first integrated hybrid voice-assisted and electronic U.S. Dollar repo trading platform for primary dealers powered by eSpeed’s technology. This BGC repo platform allows primary dealers to execute and process overnight and term specials, Treasury bills and off-the-run Treasury repo trades either through fully electronically or through voice-assisted trading. This platform is expected to be rolled out during the first half of 2006.

Intellectual Property Licensing

We have a strong intellectual property portfolio, and we are committed to adding to its value as we continue to develop more proprietary technology, as well as to licensing our technology and defending and protecting our technology from time to time through litigation. Patented innovations to our technology allow us to differentiate our product offerings, create barriers to entry, and improve our products and services. Our patents include the Wagner patent, which addresses automated futures trading, the Lawrence patent, which relates to the electronic trading of municipal bonds and electronic auctions of fixed income securities and interest rate products, and the ‘‘580’’ patent, which covers a system and method for auction-based trading of specialized items such as fixed income instruments. See ‘‘Our Intellectual Property.’’ Certain of our intellectual property, including the 580 Patent, is the subject of litigation. See ‘‘Legal Proceedings.’’

With respect to our patents and other intellectual property, we have entered into long-term licensing agreements with the InterContinentalExchange, Inc. (‘‘ICE’’), the Chicago Mercantile Exchange, Inc. (‘‘CME’’), the Board of Trade of the City of Chicago Inc. (‘‘CBOT’’), the New York Mercantile Exchange Inc. (‘‘NYMEX’’) and the New York Board of Trade (‘‘NYBOT’’).

eSpeed Software SolutionsSM

Through our services agreements and our eSpeed Software Solutions business, we provide customized software to broaden distribution capabilities and provide electronic solutions to both related and unrelated parties. In addition to providing technology infrastructure to related parties such as Cantor, BGC and Freedom, eSpeed Software Solutions leverages our global infrastructure, our software and systems, our portfolio of intellectual property and our electronic trading expertise to provide unrelated customers with electronic marketplaces and exchanges and real-time auctions to enhance debt issuance and to customize trading interfaces. eSpeed Software Solutions takes advantage of the scalability, flexibility and functionality of our eSpeed system to enable our clients to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network. Using eSpeed Software Solutions, customers are able to develop a marketplace, trade with their customers, issue debt, trade odd lots, access program trading interfaces and access our network and our intellectual property.

In addition to long-term licensing agreements, we have signed Software Solutions agreements with a number of U.S. and international enterprises, including the FHLB:

•	For the World Bank, eSpeed’s trading engine and network connect the World Bank to its dealer clients anonymously through our Internet-based, real-time auction platform. This system was released in June 2003 and has handled over $12 billion of the World Bank’s interest rate swap volume to date.

•	The FHLB is a U.S. Government-sponsored enterprise and one of the largest issuers in the global short-term securities market. Our electronic auction-based technology has powered the FHLB’s primary discount note auctions since August 2002.

Growth Businesses:

Program Trading in the U.S. Treasury Market

In recent years, the growth of electronic trading in the U.S. Treasury market has contributed to an explosion in trading volume. We believe another wave of volume growth is beginning to be driven by program trading. Program trading, also known as ‘‘Black Box Trading,’’ is the use of sophisticated computer programs to manage and automatically execute securities trades from mathematical and risk formulas and the relationships among various securities and markets. These trades tend to be in large volumes. eSpeed’s trading platform is well-suited for this type of quantitative trading. We are enhancing our trading platform and system tools to accommodate the needs of program traders, as well as the new needs program trading creates among other market participants. As program trading becomes more wide-spread, we believe that we will be well positioned to capture a portion of the increase in volumes in the market.

Trading of Other Fully Electronic Financial Products

We have identified opportunities to leverage our position in the global government bond markets into a variety of other key financial markets and are actively developing technology and initiatives for trading less-established products. For example, we have rolled out technology for trading in foreign exchange, equities and order routing in the futures markets. We focused on investing in these businesses by adding dedicated, experienced sales professionals to focus on these products by penetrating new markets and enhancing customer service. In 2006, we are continuing to refine our sales and service efforts in order to develop more demand for these new products.

Foreign Exchange.    Launched in 2003, our foreign exchange (‘‘FX’’) product uses a unique model that allows the introduction of a central counterparty through Continuous Linked Settlement (‘‘CLS®’’) to eliminate the customer’s substantial intra-day settlement risk of traditional inter-bank settlement methods. We have created an anonymous platform that provides professional traders with access to wholesale market prices. At the same time, our foreign exchange product offers competitive quotes and introduces new-value added features. This product offers global, scalable and real-time trading in all major CLS® currencies, including U.S. Dollars, Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars and Swiss Francs.

Futures and Options.    In December 2002, we entered into an agreement with the CBOT to distribute futures products through our eSpeed system, providing customers with the ability to trade both cash and futures in one neutral, fully electronic marketplace. By routing CBOT futures trades over our existing eSpeed network and providing front-end integration to our clients, cash traders and the CBOT’s futures traders have direct, instantaneous access to both markets. In 2004, our eSpeed system was fully integrated into the CBOT and EUREX and in 2005 to the CME, giving users of these exchanges direct access through eSpeed’s platform. This combination of the cash and futures markets is a significant advantage to all traders accessing eSpeed’s platform. This integration extends eSpeed’s exposure and access to additional U.S. and European traders and has the potential to create greater crossover transactions between the cash and futures markets. In December 2004, under the agreement with NYBOT, we became the sole owner of the Cantor Financial Futures Exchange and the Commodity Futures Clearing Corporation of New York. Additionally, we agreed that NYBOT will provide processing services for futures contracts or options on futures contracts listed on the Cantor Financial Futures Exchange or other exchanges designated by us. In October 2004, we acquired United Kingdom-based ITSEcco Holdings Limited and its subsidiaries (collectively, ‘‘ECCO’’), a highly specialized software developer focused on the financial markets. ECCO provides a multi-asset class user interface for electronic trading incorporating automated cross market spreading functionality. During 2005, the ECCO product was interfaced with the eSpeed platform, facilitating the integrated trading of futures and eSpeed's U.S. Treasury and foreign exchange markets.

Equities.    In November 2003, we moved into the equities market with the launch of eSpeed Equities, an order-routing system for the institutional equities market. eSpeed Equities provides an order routing and execution platform that affords equity market participants multiple points of entry and simultaneous electronic access to the world’s largest exchanges, market makers and ECNs. During 2005, we enhanced our intelligent order handling capabilities, such that traders can automatically access the best prices available at multiple venues with a single order. This simplifies the trader’s task, achieves better results for the customer, and minimizes market impact.

Repos.    In December 2005, BGC announced the first integrated hybrid voice-assisted U.S. Dollar repo trading platform for the primary dealer community, powered by eSpeed’s technology, which will be rolled out during the first half of 2006. The integrated platform offers a wide range of U.S. Treasury repo products that can be either electronically traded directly by the customer or managed through a voice-assisted broker.

New Trading Tools

We are developing new trading tools in order to improve customer service and provide greater access to our markets. For example, in 2005, we introduced a number of new trading tools to our customers:

•	In May 2005, we introduced the eSpeedometer, an innovative way to trade in the cash and futures markets. eSpeedometer’s multi-asset trading view helps alert traders to new profit opportunities and has built-in safety mechanisms such as optimal mouse tracking to enhance trading accuracy and operation and greater speed and ease of use. The system is fully integrated into major futures exchanges including the CBOT, CME, and Eurex, and provides unique spreading technology that offers electronic trading of basis, execution of cash and futures trades simultaneously on the same screen.

•	In June 2005, we and Sprint Nextel announced the launch of the first wireless trading solution for institutional trading of benchmark U.S. Treasury bonds. This product is available exclusively on the BlackBerry 7520TM over Sprint Nextel’s nationwide network. Using this device, authorized bond traders can access the same eSpeed application they use on their desktop at work, effecting trades and managing risk from a BlackBerry.

OUR STRATEGY

Our objective is to be the world’s leading provider of fully electronic and integrated hybrid voice-assisted marketplaces and related software solutions to a broad range of financial marketplaces. Our strategy includes the following key elements:

Expand system functionality and develop new products, software and services for our existing financial markets

We plan to continue to expand the types of financial and other products traded in our marketplaces, both in the U.S. and abroad. We are currently focused on fixed income, as well as developing our sales in foreign exchange, equities, futures and options. For example, we believe that our foreign exchange product has the potential to offer new efficiencies to the foreign exchange markets. We plan, over time, to seek to serve additional marketplaces that can benefit from more efficient, centralized, electronic trading facilities. Our goal is to include in our electronic marketplaces a full range of the most commodity-like financial products that are currently traded in today’s capital markets worldwide. We believe we are well positioned to leverage the significant costs and efforts that have been incurred developing our eSpeed system to create electronic markets in a wide range of such financial products.

Develop and enhance integrated hybrid voice-assisted marketplaces

In markets that are less commodity-based, we have developed and will continue to develop relationships with voice brokers, including our affiliates, BGC and Freedom, to provide voice-assisted brokerage services to their marketplaces. We plan to capitalize on and develop these relationships to increase our presence in the world’s integrated hybrid voice-brokered markets by incentivizing voice brokers to use our electronic system for multiple products and in additional products such as Treasury spreads, off-the-run Treasury securities, when issued Treasury securities, U.S. Government Agency securities, repurchase agreements and TIPs.

Customized pricing alternatives for our foundation businesses

We plan to improve upon on our position as a pioneer and innovator in electronic trading of U.S. Treasury securities through improvements to our platform and product offerings for current and future customers. In January 2005, we removed the Price Improvement feature from our trading platform in response to requests of clients. Also in 2005, we negotiated new pricing arrangements with many of our largest customers for U.S. Treasury products that provide a greater share of fixed payments versus variable commissions, thus creating incentives for more trading volume. Certain of our other largest customers continue to pay transaction fees based on trading volume although we believe that as U.S. Treasury volumes increase over time, customers with variable price agreements will qualify for volume discounts and fixed price arrangements. Our goal is to maximize trading volumes and related revenues as we respond to customer demands on our platform.

License our software to a broad range of market participants and provide an outsourced eSpeed Software Solution for distribution of their products

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

Leverage our intellectual property portfolio

We have a strong intellectual property portfolio and are committed to developing, maintaining and protecting our existing portfolio and developing and protecting new enhancements, products and inventions. We have entered into long-term licensing agreements with respect to our intellectual property with a number of customers and exchanges and, from time to time, are engaged in legal action to protect or defend our intellectual property. See ‘‘Item 3. Legal Proceedings.’’ We plan to continue our strategy of developing, maintaining and protecting these existing and new technologies. Our strategy may also include licensing such intellectual property for royalties, joint venturing with other marketplaces or exchanges or exclusively using patents in our marketplaces.

Expand electronic foreign exchange marketplace

Our foreign exchange product is an anonymous, neutral, real- time, instantaneous electronic trading system. We plan to leverage our technology and customer arrangements to add increased liquidity and trading clients to this marketplace. In 2004 and 2005, we hired an experienced sales team and reorganized our foreign exchange initiatives. We continue to invest in our foreign exchange platform.

Capitalize on expected market growth from ‘‘Black Box’’ proprietary trading by expanding trading and products in this marketplace

Many of our customers and other firms are adding program or ‘‘Black Box’’ automated trading to their operations to manage portfolios and automatically execute trades. We plan to further develop software and other products and services to add new methods to continue to make our system faster and easier for these automated traders to use. We have positioned our technology and service of our eSpeed platform to provide products and services that will capitalize on this market change and growth.

Pursue strategic alliances, acquisitions and other partnering opportunities

We are continually exploring opportunities to maximize stockholder value by expanding our fully electronic, integrated hybrid voice-assisted and other markets, enhancing our other partnering opportunities, product and service offerings, and generating future growth and market position, including through any one or more strategic alliances, acquisitions or combinations, strategic alliances, customer agreements, joint ventures, equity issuances, reorganizations and recapitalizations in our core business as well as in strategic or complimentary businesses. From time to time, we seek to enter into acquisitions, partnership arrangements, joint ventures, customer agreements and other strategic alliances to create liquidity in new and existing product markets, to develop and enhance technology offerings and services, to fully utilize our patents and to attract new participants to trade products in those markets. We have employed this strategy in our alliance with Freedom and in our other ventures, as well as in our acquisition of ECCO and our relationships with Cantor and BGC, and will consider additional strategic opportunities with these and other potential partners in the coming periods.

Emphasize fundamental principles through dedication to customer service

We have recognized that our foundation and growth business objectives cannot be achieved without continuous focus on our fundamental principles of speed, simplicity and service. To put these principles into practice, we continue to explore opportunities and dedicate resources to strong customer service. We have hired an experience sales team and are dedicated to providing timely and effective service to customers, responding to and anticipating customer needs and requests and making our platform more user-friendly. We plan to continue to dedicate our time and effort to these principles.

TECHNOLOGY

Our eSpeed system is accessible to our clients through (i) our proprietary front-end trading software, (ii) our application programming interface (‘‘API’’), which is a dedicated software library linking our clients’ networks to our system, (iii) the Internet, via a browser interface or Java application, and (iv) software developed in alliances with independent software vendors. Our system runs on large-scale hardware located in data centers in the U.S. and the U.K. and is distributed either over our multiple-path global network or via the Internet through links to multiple global Internet service providers.

Our electronic marketplaces operate on a technology platform and network that emphasize scalability, performance, adaptability and reliability. Our technology platform consists of:

•	our proprietary, internally developed real-time global network distribution system;

•	our proprietary transaction processing software, which includes interactive matching auction engines, fully integrated credit and risk management systems, pricing engines, analytics and associated middle- and back-office operations systems; and

•	customized inventory distribution and auction protocols designed to be used by our clients and partners in their distribution and trading systems and client interfaces ranging from Windows, Java, UNIX, our proprietary API and proprietary vendor access.

Together, these components enable our clients to effect transactions in real-time, with straight-through processing.

Network distribution system

Our eSpeed system contains a proprietary hub-and-spoke digital network. This network uses Cisco Systems’ network architecture, and we have Cisco-certified engineers on-site. Our network’s high-speed points of presence comprise the major business centers of the world, including New York, London, Tokyo, Milan, Chicago, Los Angeles and Toronto. Altogether, we manage 24 hubs linked by over 50,000 miles of cable, over 500 Cisco network devices and more than 900 high-capacity Sun Microsystems and Hewitt Packard servers located in data centers in London, Chicago, New York and New Jersey that are able to process over 300 transactions per second, per auction instrument or product. The redundant structure of our system provides multiple backup paths and re-routing of data transmission if one spoke of a hub fails. We believe that we operate one of the largest and most robust interactive trading network distribution systems currently in operation, with the substantial majority of our personnel dedicated to our trading technology and committed to developing new products and services.

Our trading system accepts orders and postings and distributes responses, generally in under 150 milliseconds. We estimate that our network is currently running at approximately 15% of capacity over a 24-hour period.

In addition to our own network system, we also receive and distribute secure trading information from clients using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global clients.

Transaction processing software

Our software applications have been developed internally and are central to the success of our eSpeed system. Our auction and trading engines operate in real-time, facilitating efficient interaction between buyers and sellers. Our credit and risk management systems monitor and regulate these buyers and sellers. Our pricing engines provide prices for illiquid financial products derived from multiple trades in other related financial instruments. These critical applications work together seamlessly and are supported by middle- and back-office software that verifies, confirms, reports, stores, tracks and, if applicable, enables the settlement of each transaction. Our transaction processing software includes verification mechanisms at various stages of the execution process, which result in significantly reduced manual intervention, decreased probability of erroneous trades and more accurate execution for clients.

eSpeed auction and transaction engines

Our auction and transaction engines use Interactive Matching, our proprietary rules-based method, to process in excess of 150 transactions per second per auction, instrument or product. These engines were developed to support trading in the largest capital markets in the world, such as government bonds and futures contracts, and the more diverse, fragmented and database intensive markets, such as U.S. municipal bonds (with over 1.7 million different issues), corporate bonds and Eurobonds. These transaction engines are designed to be modular and flexible to allow modification in order to apply them to other markets and auction types. In Europe, for example, we have added a component that allows us to process transactions and auctions in multiple currencies simultaneously. Our transaction engines have embedded security features and an added messaging layer, via our proprietary API, to provide security from unauthorized use. In addition, we use encryption to protect our clients that transact business over the Internet.

We believe our marketplace expertise and rules-based systems provide incentives for clients to actively participate in our marketplaces. For example, Interactive Matching provides incentives to participate in our marketplaces by encouraging participants to expose their orders to the market. In standard auctions, the incentive is for participants to wait until the last moment to make a bid or offer. Our priority rules encourage trading activity by giving the last successful active participant a time-based right of first refusal on the next sale or purchase. In addition, in many markets, we have structured our pricing policy to provide incentives. The party that provides auction products for the market or creates liquidity (by inputting a price to buy or sell) pays less commission than the participant that consummates the trade by acting on that price. With our pricing policies and proprietary priority rules, our system is designed to increase liquidity and to draw participants into the market. This proprietary rules-based system is adaptable and, as part of our business strategy, we intend to apply it across other non-financial markets for multiple products and services.

eSpeed Credit MasterSM credit and risk management systems

Our eSpeed Credit Master credit and risk management systems are an important part of the operation of our electronic marketplaces. These systems (i) continuously monitor trades of our clients to help prevent them from exceeding their credit limits, (ii) automatically prevent further trading once a client has reached a pre-determined credit limit and (iii) evaluate transactions and calculate both individual positions and risk exposure across various products and credit limits. Our proprietary credit and risk management systems have also been made available to our global clients to enable them to monitor the position of their traders and are integrated with our Software Solutions systems so our global clients can monitor the credit of their customers who transact directly with them online. These systems will store client data relevant to credit and risk management, such as financial statements, credit documents, contacts and internal analyses. These systems also enable our clients to make our electronic marketplaces available to their customers while maintaining control of their customers’ trading activity and risk.

eSpeed Name Give-Up MatrixSM — credit monitoring

Through the use of our name give-up matrix, we enable our market participants to create counterparty credit exposure limits to manage the counterparties with which they transact in non-central counterparty markets. In these markets, participants settle transactions directly with other participants. Using this matrix module, the participants can pre-select the counterparties that they are willing to transact with in that market. The module displays all prices to market participants, and highlights and enables execution on prices that are from approved counterparties. Additionally, the module has features that permit each participant to manage the activities of its traders on a real-time basis.

eSpeed pricing engines and analytics

We have developed a number of analytical software tools that permit us to price products that trade in less liquid markets and for which current pricing information is not readily available. For example, our TOPS system is a proprietary computer application that enables us to link multiple markets, offer prices and create and enhance marketplaces for products that have limited liquidity. In our financial markets, TOPS currently uses data from existing cash and futures markets to calculate pricing for transactions where no market prices currently exist, thereby facilitating liquidity. These multi-variable trades are extremely difficult to execute in voice-based markets due to their complexity and the slow speed of manual execution.

eSpeed middle- and back-office applications

Our middle- and back-office applications support clearance, settlement, tracking and reporting of trades and provide links to outside clearing entities. For example, in the financial markets, we outsource our fulfillment services to Cantor and Freedom (for Canadian markets), where both parties to a trade send either cash or securities to Cantor or Freedom and Cantor or Freedom settles the trade and sends each party the cash or securities due. Our reporting and accounting systems are designed to track and record all charges and commissions for a trade. Our eSpeed system and products automate previously paper- and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of many of our clients’ back offices and enabling straight-through processing.

OUR CLIENTS

Our clients include banks, dealers, brokers, professional trading firms, futures commission merchants and other professional market participants and other financial institutions. We are a trusted source for electronic trading at the world's largest fixed income and foreign exchange trading firms and major exchanges. Other than Cantor and BGC, no client of ours accounts for more than 10% of our revenues.

We provide access to the electronic marketplaces and broker-assisted services supported by our eSpeed system. We expect that a portion of our clients who use voice brokers will migrate to fully electronic access over the coming years or will use our integreated hybrid voice-assisted products and brokerage services. We intend to continue to license our intellectual property. We also expect to add clients for eSpeed Software Solutions from the financial markets. In addition, we intend to build relationships with new clients, including traditional competitors of Cantor and BGC. We further intend to provide third parties with the infrastructure, including systems administration, internal network support and operations and disaster recovery services, that is critical to providing fully electronic marketplaces in a wide variety of products.

PRICING POLICIES

Pursuant to certain transaction fee agreements with our largest customers, our customers receive brokerage services for the electronic arrangement and execution of financial transactions for a variety of fixed income securities. These agreements typically provide for payment by each customer of a fixed periodic payment and/or product-specific transaction fees based on the aggregate notional value of securities bought or sold by the customers plus, where applicable, exchange fees and costs. In our U.S. Treasury business, the initial terms of these agreements typically last between one and four years, with provision for automatic renewal unless elected otherwise by either party. In addition, we have engaged in some arrangements with certain participants on our FX trading platform to provide for revenue sharing with such certain participants at certain trading volumes.

In the third quarter of 2004, we announced a strategic shift in our pricing strategy for our U.S. Treasury business that increased the component of fixed pricing and reduced the percentage of variable pricing in contracts with certain of our largest clients. During the second half of 2004 and throughout 2005, we have worked with these clients to create customized pricing arrangements that lower their marginal cost of trading on the eSpeed platform, and encourage greater market participation. In January 2005, we removed the Price Improvement feature from our trading platform in response to requests of clients, thereby reducing the effective variable cost of transaction on our eSpeed network. We believe that this has resulted, and will continue to result, in more predictable market volumes on the eSpeed platform. In addition, in anticipation of a projected doubling of U.S. Treasury volumes by 2008, we believe that more customers with variable pricing in contracts will qualify for such volume for discounts and fixed price arrangements.

Beginning in March 2006, we instituted a new pricing policy for eSpeed foreign exchange designed to reward providers of liquidity with commission rebates. Our pricing in this market allows us to pay commissions to participants who place passive bids and offers on our screen that lead to executions. Participants who aggress against standing bids and offers pay a slightly higher commission to compensate for the cost of these rebates.

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

Our senior management staff actively works to establish strategic relationships, develop new markets for our technology and structure and execute investments and acquisitions. Our staff promotes eSpeed at conferences, conventions, events and speaking engagements that advance both our technology and our brand name. In many cases, these engagements are focused within specific markets that we intend to develop in the future. All of these efforts are intended to enhance our image, customer awareness and profitability.

In 2004, we made a committed effort to expand our management team, including the hiring of Kevin Foley as President, Paul Saltzman as Chief Operating Officer and Jay Ryan as Chief Financial Officer. In 2005, we hired experienced sales heads for a number of our products and services.

SOFTWARE DEVELOPMENT

We devote substantial efforts to the development and improvement of our electronic marketplaces and licensed software products and services. We work with our clients to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2005, we employed 337 technology professionals.

One of our technology team’s main objectives is to develop new products and services in order to provide superior electronic marketplace solutions to our clients. We also focus our efforts on enhancing our Internet interfaces to facilitate real-time markets and comply with standard Internet security and future security protocols in order to capitalize on the development of new commercial marketplaces. We are continuing to develop new marketplaces and products and services using our internally developed application software.

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

Although we do not believe that there is another fully integrated, multi-asset platform offering electronic trading across futures, FX, fixed income and equities, there are a number of competitors in each of those markets. Our current and prospective competitors are numerous and include interdealer brokerage firms, multi-dealer trading companies, technology companies and market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity Internet-based trading systems. BrokerTec Global LLC, a global electronic bond trading platform owned by ICAP, PLC, an interdealer broker in the financial markets, is a significant competitor for us in electronic trading of government securities. In foreign exchange, we compete with EBS and Reuters, as well as a number of smaller electronic trading platforms. In January 2006, ICAP confirmed that it was in preliminary discussions regarding the possible acquisition of EBS. In addition, Knight Capital Group, Inc., a trade execution specialist, announced in January 2006, that it has agreed to acquire Hotspot FX, Inc., a firm that provides institutions and dealers with spot foreign exchange trade execution through a fully electronic platform. The futures market also has a number of different order-routing and Independent Software Vendor (‘‘ISV’’) solutions for electronic trading, including Trading Technologies International, Inc. and other providers. GFI Group, Inc. is currently active in credit derivatives, a market in which we compete with them. We believe that we may also face future competition from large computer software companies, media and technology companies and some securities brokerage firms that are currently our clients as well as from any future strategic alliances, joint ventures, or other partnerships created by one of more of our competitors.

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

PROTECTION OF OUR INTELLECTUAL PROPERTY

We have adopted a comprehensive intellectual property program to protect our proprietary technology. We currently have licenses covering eight of Cantor's patents in the U.S. Four patents relate to a system and method for auction-based trading of specialized items such as fixed income instruments. Three patents relate to a fixed income portfolio index processor. One patent relates to a system for shared remote access of multiple application programs by one or more computers. Foreign counterpart applications for some of these U.S. patents have been filed. The licenses are exclusive, except in the event that we do not seek to or are unable to provide to Cantor any requested services covered by the patents and Cantor elects not to require us to do so.

We also have an agreement to license several pending U.S. patent applications relating to various other aspects of our electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations, and have received patents that have issued from some of those applications.

In April 2001, we purchased the Wagner Patent, which addresses automated futures trading and provides for bids and offers to be placed and matched electronically. In August 2002, we and Electronic Trading Systems Corporation (‘‘ETS’’), the former owner of the Wagner Patent, entered into a Settlement Agreement with CME and CBOT to resolve litigation with CME and CBOT related to the Wagner Patent. Under the terms of the Settlement Agreement, CME and CBOT will each pay $15.0 million to eSpeed for a license, for a total of $30.0 million. Each $15.0 million payment includes $5.0 million, which was received in 2002, and $2.0 million per year until 2007. Of the $30.0 million to be received by eSpeed, $5.75 million may be paid to ETS. On March 29, 2002, we entered into a long-term licensing agreement with ICE, granting use of our Wagner Patent to ICE. Under the terms of the agreement, ICE will pay an annual royalty of $2.0 million per year, of which 12% is paid to ETS. ICE will also pay to us $0.10 for each contract that participants submit to the electronic futures exchange for trading, or $0.20 for each contract contained in matched trades on the electronic futures exchange. The ICE agreement will remain in effect until February 7, 2007, or for the duration of the life of the patent, unless certain conditions are not met. In December 2002, we entered into an agreement with CBOT to distribute futures products over our eSpeed system. In December 2003, we entered into a Settlement Agreement with NYMEX to resolve litigation with NYMEX related to the Wagner Patent. Under the terms of the Agreement, in exchange for a license, NYMEX agreed to pay us $8.0 million in annual installments of $2.0 million, beginning in December 2003 and concluding in 2006. Of the $8.0 million to be received by eSpeed under the NYMEX Settlement Agreement, $1.2 million may be paid to ETS. The patent involves automated futures trading systems in which transactions are completed by computerized matching of bids and offers of futures contracts on an electronic platform.

In July 2004, we and the NYBOT renegotiated an agreement (the ‘‘NYBOT Agreement’’) that originated between Cantor and the New York Cotton Exchange in 1997.  As part of the NYBOT Agreement, which expires in 2017, all previous agreements between NYBOT/New York Clearing Corporation companies and Cantor/eSpeed companies have been terminated.  As a result of the NYBOT Agreement, we are the sole owner of the Cantor Financial Futures Exchange and the Commodity Futures Clearing Corporation of New York.  Additionally, we have agreed with NYBOT that NYBOT will provide processing services for futures contracts or options on futures contracts listed on the Cantor Financial Futures Exchange or other exchange designated by us. Under the terms of the NYBOT Agreement, NYBOT will pay $5.5 million to us; $2.5 million was paid in July 2004, with three annual installments of $1.0 million year (or $3.0 million) payable until 2007.  In December 2004, the NYBOT Agreement was amended. As such, we received $3.0 million from NYBOT, thereby satisfying all future installment payments.

In July 2001, we purchased a patent, the Lawrence Patent, which relates to a computer-implemented municipal bond trading system having a capability to conduct a private electronic auction of bids wanted between a central broker's broker and multiple prospective remote bidders. The Lawrence Patent enables traders to respond more quickly and profitably, enabling the broker more easily to consummate a satisfactory sale for a selling trader.

In May 2003, Cantor was granted U.S. Patent No. 6,560,580 for an Automated Auction Control Processor. The 580 Patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments, which promotes fast and reliable trade execution, market liquidity and transparency, as well as fairness and neutrality in trading procedures. The patent, which was issued on May 6, 2003, expires in 2016. We are the exclusive licensee of the patent. This patent is the subject of litigation. See ‘‘Item 3. Legal Proceedings.’’

We cannot at this time determine the significance of any of the foregoing patents, or future patents, if issued, to our business. We can give no assurance that any of the foregoing patents will be found by a court to be valid and enforceable, or that any of these patents would not be infringed by a third party competing or seeking to compete with our business. Our business strategy may include licensing such patents for royalties, joint venturing with other marketplaces or exchanges, or exclusively using the patents in our marketplaces and other product and service offerings.

EMPLOYEES

As of December 31, 2005, we had 380 employees, six of whom are our executive officers. None of these employees are represented by a union. We believe that we have good relations with our employees.

WEBSITE ACCESS TO REPORTS

Our Internet website address is www.espeed.com. Through our Internet website, we make available the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and amendments to those reports. Our Internet website also contains copies of our Code of Business Conduct and Ethics, Audit Committee Charter and Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, or Auditing Matters. Our Proxy Statements for our Annual Meetings are also available through our Internet website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Report.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating us and our business:

RISKS RELATED TO OUR BUSINESS

We may incur losses in the future.

While we were profitable in 2005, as we continue to develop our systems and infrastructure and expand our brand recognition and client base through increased hiring of sales and other personnel, we may incur losses in the future.

Our revenues and profitability may be adversely affected by changes in the U.S. Treasury markets and a reduction in our market position in the U.S. Treasury markets.

Our business is highly dependent upon the volume of bonds being traded through our eSpeed system. We believe that we have historically been a leader in the U.S. Treasury benchmark market, and our revenues are concentrated in this business. Because our business is highly concentrated in the government bond markets of the world, particularly U.S. Treasuries, our business, revenues and profitability could be adversely impacted by various factors, including U.S. Treasury market position declines and interest rate volatility, as well as competition within the marketplace. During 2004 and the beginning of 2005, our market position in the U.S. Treasury market declined, resulting in a material adverse impact on our revenues and profitability. Although our position in the U.S. Treasury market has improved in recent quarters relative to 2005 lows, market position declines from current levels would adversely affect our business revenues and profitability.

If we do not expand the use of our electronic systems, or if our clients do not use our marketplaces or services, our revenues and profitability could be adversely affected.

The success of our business plan depends, in part, on our ability to maintain and expand the network of trading firms, dealers, banks and other financial institutions that use our interactive electronic marketplaces. This is particularly important in the early years of a new marketplace where we attempt to attract a critical mass of participants or in a mature marketplace where certain revenues are concentrated from key clients. We cannot assure you that we will be able to continue to expand our marketplaces, or that we will be able to retain the current participants in our marketplaces. Although some of our agreements with market participants require certain minimum payments, none of our agreements with market participants require them to use our electronic marketplaces and from time to time, we may experience departures of key clients or reduction in volumes from such clients which may adversely affect our revenues. Additionally, we currently expect to enter into strategic alliances with other market participants, such as retail brokers, exchanges, market makers, consortia, clearinghouses, major market participants and technology companies, in order to increase client access to and use of our electronic marketplaces. We cannot assure you that we will be able to continue to enter into these strategic alliances on terms that are favorable to us, or at all. In addition, we cannot assure you that our current or future strategic alliances will be successful.

If we experience low trading volume in products or if we are unable to capture demand for new products, our revenues and profitability could suffer.

From time to time, we have experienced significant fluctuations in the aggregate trading volume of products being traded in our marketplaces. We believe that fluctuations in the trading volume of products traded in our marketplaces could occur in the future from time to time and in such event, could have a direct impact on our future operating results. This could cause significant fluctuations in our revenues and profitability when the trading volumes are low. In addition, we may experience difficultly in creating demand for new fully-electronic products or in attracting customers or market makers on a large scale with respect to certain new products. Failure to capture customers for such products may have an adverse impact on our revenues or profitability.

Our revenues and profitability could be limited or otherwise adversely affected by pricing plans relating to commissions and fees on our trading platform.

We negotiate from time to time with certain of our customers (including many of our largest customers) to enter into customized pricing plans. In many of these pricing plans, the aggregate amount of transaction fees payable by a client for certain products is capped on a monthly, quarterly or other basis. While the fee cap is designed to encourage our clients to be more active on our electronic trading platform, the fee cap limits the maximum amount of commissions payable to us by certain of our most active clients, which could limit our revenues and constrain our profitability.

If we are unable to enter into additional marketing and strategic alliances or our current or future strategic alliances are not successful, we may not generate increased trading in our integrated hybrid voice-assisted and our fully electronic marketplaces.

We expect to continue to enter into strategic alliances with other market participants, such as retail brokers, exchanges, market makers, consortia, clearinghouses, major market participants and technology companies, in order to increase client access to and use of our electronic marketplaces. We cannot assure you that we will be able to continue to enter into these strategic alliances on terms that are favorable to us, or at all. In addition, we cannot assure you that our current or future strategic alliances will be successful. The success of our current and future relationships will depend on the amount of increased trading in our integrated hybrid voice-assisted and our fully electronic marketplaces and the liquidity generated therein. These arrangements may not generate the expected number of new clients or increased trading volume we are seeking.

If Cantor or we are unable to protect the intellectual property rights we own or license from Cantor, our ability to operate electronic marketplaces may be materially adversely affected.

Our business is highly dependent on proprietary technology and other intellectual property rights. We license some of our patented technology from Cantor. The license arrangement is exclusive, except in the event that (i) we are unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require us to do so, or we are unable to provide such services or (ii) we do not exercise our right of first refusal to provide to Cantor or its affiliates electronic brokerage services with respect to a marketplace, in which case Cantor retains a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. We cannot guarantee that the concepts which are the subject of the patents and patent applications covered by the license from Cantor or that we own are patentable or that issued patents are or will be valid and enforceable or that such concepts will be marketable or profitable for our business. Where patents are granted in the U.S., we can give no assurance that equivalent patents will be granted in Europe or elsewhere, as a result of differences in local laws affecting patentability and validity. Moreover, we cannot guarantee that Cantor’s issued patents or our issued patents are valid and enforceable, or that third parties competing or intending to compete with us will not infringe any of these patents. Despite precautions we or Cantor has taken or may take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to monitor unauthorized use of our proprietary technology and intellectual property rights. We cannot assure you that the steps we have taken will prevent misappropriation of our technology or intellectual property rights.

We have had to resort to costly litigation to protect and defend certain of our intellectual property rights; some rulings to date have not been in our favor.

We are currently involved in costly litigation to protect and defend certain of our intellectual property rights and may be subject to such litigation in the future. Some rulings to date have not been in our favor. See ‘‘Item 3. Legal Proceedings.’’ We may have to continue to resort to litigation to protect our intellectual property, determine the validity and scope of the proprietary rights of others or defend ourselves from claims of invalidity or unenforceability. We may incur substantial costs and diversion of resources as a result of litigation, even if we win. In the event we do not win, we may have to pay the attorneys’ fees and costs of the other party. We may also have to expend resources to modify existing products or lose opportunities to generate potential future revenues or create future barriers to entry. The outcome of these cases may result in an adverse financial impact on our business, including a charge to earnings as a result of impairment of our intellectual property or payments, required by any adverse decision or loss of intellectual property rights. Such results may be unpredictable and may from time to time have a material impact on our financial conditions, results of operations or cash flows in a given period.

If we infringe on the intellectual property of others, we could become involved in costly litigation and suffer adverse results.

Intellectual property rights of third parties may have an important bearing on our ability to offer certain of our products and services. We cannot assure you that we are or will be aware of all patents or copyrights containing claims that may pose a risk of infringement by our products and services. We are currently defending a patent infringement claim. See ‘‘Item 3. Legal Proceedings.’’ In addition, patent applications in the U.S. are generally confidential until a patent is issued. As a result, we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to pay damages, to obtain licenses to develop and market the products and services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing on the patent claims, which could limit the manner in which we conduct our operations, adversely affect our market position, lead to increased competition in the marketplaces in which we provide our products and services and otherwise have a material impact on our financial condition, results of operations or cash flows in a given period. Defense and litigation of third-party infringement claims against us, with or without merit, have been and may continue to be costly to us.

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

If the strength of our brand names is diluted, the value of our proprietary rights may decrease.

We own many Internet domain names, including ‘‘www.espeed.com.’’ The regulation of domain names in the U.S. and in foreign countries may change and the strength of our brand names could be diluted. We may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

We use our eSpeed registered trademark and service mark for the products and services described herein and have registered that trademark and service mark in a number of jurisdictions around the world. We are not presently aware of any third-party objections to our use or registration of our eSpeed registered trademark or service mark in any countries, or of any third-party trademark or service marks that are likely to pose an impediment to our use or registration of our eSpeed registered trademark or service mark in any countries. Nevertheless, there is always a possibility that an objection by a third-party trademark or service mark owner could potentially affect the registration, and/or limit our use, of our eSpeed registered trademark or service mark in one or more countries, thereby requiring us to adopt and use another trademark or service mark for our products and services in such country or countries.

We have been named in a purported class action litigation, the defense of which is likely to be costly, and an adverse decision could result in a material impact on our financial condition, results of operations or cash flows in a given period.

In the first quarter of 2005, we were named in a number of purported class action complaints against us, Cantor and certain affiliated entities, as well as three of our executive officers Howard Lutnick, Lee Amaitis and Joseph Noviello, and one former officer, Jeffrey Chertoff. The class action was purportedly filed on behalf of all persons who purchased the securities of eSpeed from August 12, 2003 to July 1, 2004, alleging that we made ‘‘material false positive statements during the class period’’ and violated certain provisions of the Exchange Act, and certain rules and regulations thereunder. See ‘‘Item 3. Legal Proceedings.’’ Defending ourselves from these purported class action claims is likely to be costly. Although we believe such claims are without merit, outcomes are unpredictable and an adverse decision could have a material impact on our financial condition, results of operations and cash flows in a given period.

Due to intense competition, our market position and financial performance have suffered and may continue to suffer.

The electronic trading and Internet-based financial services markets are highly competitive, and many of our competitors are more established and have greater financial resources than us. Many of our competitors also have greater market presence, financial, engineering and marketing capabilities and technological and personnel resources than we do. As a result of this intense competition, our market position and financial performance have suffered in the past and may continue to suffer as a result of competitive pressures. We expect that competition will intensify in the future. In particular, our market position and financial performance may continue to suffer if our competitors:

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

Our current and prospective competitors are numerous and include interdealer brokerage firms, multi-dealer trading companies, technology companies and market data and information vendors,

securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity business-to-business Internet-based trading systems. BrokerTec Global LLC, a global electronic bond trading platform, owned by ICAP, an interdealer broker in the financial markets, is a significant competitor for us in electronic trading of government securities. In foreign exchange, we compete with EBS and Reuters, as well as a number of smaller electronic trading platforms. The futures market has a number of different order-routing and ISV solutions for electronic trading, including Trading Technologies and other providers. GFI Group, Inc. is currently active in credit derivatives, a market in which we compete with them. We believe that we may also face future competition from large computer software companies, media and technology companies and some securities brokerage firms that are currently our clients as well as from any future strategic alliances, joint ventures, or other partnerships created by one of more of our competitors.

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

We internally support and maintain many of our computer systems and networks. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our ability to conduct our operations. Our data centers could be subject to failure due to environmental factors, power outage and other factors. Accordingly, we may be subject to system failures and outages which might impact our revenues and relationship with customers. In addition, we are subject to risk in the event that systems of our partners, customers, clients or vendors, including Cantor and BGC, are subject to failures and outages.

We also rely and expect to rely on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, clearance organizations and software and hardware vendors. Our systems, or those of our third-party providers, may fail or operate slowly, causing one or more of the following:

•	unanticipated disruptions in service to our clients;

•	slower response times;

•	delays in our clients’ trade execution;

•	failed settlement of trades;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	litigation or other client claims; and

•	regulatory sanctions.

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

Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slowdown in the business environment and, therefore, our transaction volume levels may decrease during those periods. The timing of the holidays also affects transaction volume. These factors could have a material adverse impact on our financial performance in a given period.

We operate in a rapidly evolving business environment. If we are unable to adapt our business effectively to keep pace with these changes, our ability to succeed will be adversely affected.

The pace of change in our market is extremely rapid. Operating in such a rapidly changing business environment involves a high degree of risk. Our ability to succeed will depend on our ability to adapt effectively to these changing market conditions.

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

We expect the secure transmission of confidential information over public networks to be a critical element of our operations. Our networks and those of our third-party service vendors, including Cantor and BGC and associated clearing corporations, and our clients may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations, which could make our clients hesitant to use our electronic marketplaces. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

The September 11 Events have had and may continue to have an adverse effect on our business.

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

Cantor’s losses

Cantor and TradeSpark lost an aggregate of 478 employees and critical equipment and systems as a result of the September 11 Events. Cantor also lost its headquarters. Such losses have negatively impacted our revenues and may continue to adversely impact our revenues in the future since, among other things, Cantor is not currently trading many of the financial products its voice brokers historically traded using our eSpeed system. In addition, the loss of Cantor’s assets and brokers will negatively affect our strategy to convert certain of the products that those brokers were trading in voice-assisted transactions to products that are traded fully electronically over our eSpeed system, or to provide integrated hybrid voice-assisted trading services to such voice-brokers.

If we were to lose the services of members of management and employees who possess specialized market knowledge and technology skills, we may not be able to manage our operations effectively or develop new electronic marketplaces.

Our future success depends, in significant part, on the continued service of Howard Lutnick, our Chairman and Chief Executive Officer, Lee Amaitis, our Vice Chairman, Kevin Foley, our President, Paul Saltzman, our Chief Operating Officer, and our other executive officers, managers and sales and technical personnel who possess extensive knowledge and technology skills in our markets. We cannot assure you that we would be able to find an appropriate replacement for Mr. Lutnick or other executive officers if the need should arise. Any loss or interruption of Mr. Lutnick’s services could result in our inability to manage our operations effectively and/or develop new electronic marketplaces. Although we have entered into employment agreements with Messrs. Foley and Saltzman, we have not entered into employment agreements with any of our other executive officers or other personnel, including Mr. Lutnick or Mr. Amaitis. Although we have obtained $15 million in ‘‘key person’’ life insurance on the life of Mr. Lutnick, we do not have ‘‘key person’’ life insurance policies on any of our other executive officers or personnel. Mr. Foley and Mr. Saltzman, while solely employees of eSpeed, are also partners of Cantor. All of the other members of our senior management team are also officers, partners or key employees of Cantor or BGC and most have substantial investments in Cantor through partnership unit ownership. As a result, they dedicate only a portion of their professional efforts to our business and operations. We cannot assure you that the time these persons devote to our business and operations in the future will be adequate and that we will not experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. We intend to strive to provide high-quality services that will allow us to establish and maintain long-term relationships with our clients. Our ability to do so will depend, in large part, upon the individual employees who represent us in our dealings with clients. The market for qualified programmers, technicians and sales persons is extremely competitive and has grown more so in recent periods as electronic commerce has experienced growth. We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel.

If the value of the dollar against the other currencies in which we pay expenses continues to decline, our profitability could suffer.

Because our business is global, dramatic changes in currency rates can impact our results. Significant downward movements in the U.S. Dollar against other currencies in which we pay expenses may have an adverse impact on our financial results if we do not have an equivalent amount of income denominated in the same currency. For example, the British Pound has appreciated significantly since the third quarter of 2003.

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

Because we expect to continue to expand our operations internationally, we may face special economic and regulatory challenges that we may not be able to meet.

We operate integrated hybrid voice-assisted and fully electronic marketplaces throughout Europe and Asia and we plan to further expand our operations throughout these regions and other regions in the future. There are certain risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

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

As we enter new financial markets, we may not be able to successfully adapt our technology and marketing strategy for use in those markets.

We are leveraging our eSpeed system to enter new financial markets. We cannot assure you that we will be able to successfully adapt our proprietary software, electronic distribution networks and technology for use in other markets. Even if we do adapt our software, networks and technology, we cannot assure you that we will be able to attract clients and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities will be successful. If these efforts are not successful, we may realize less than expected earnings, which in turn could result in a decrease in the market value of our common stock. Furthermore, these efforts may divert management attention or inefficiently utilize our resources. We intend to create electronic marketplaces for many financial markets and extend into others, but there is no guarantee that we will be able to do so.

If we or our customers or affiliates acquire other companies, we may not be able to integrate their operations effectively.

Our business strategy contemplates expansion through the acquisition of exchanges and other companies providing services or having technologies and operations that are complementary to ours. In addition, BGC has experienced significant growth through acquisitions of brokers both in the U.S. and abroad in recent periods. Acquisitions entail numerous risks, including:

•	difficulties in the assimilation of acquired operations and products;

•	diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities of acquired companies;

•	amortization of acquired intangible assets, which would reduce future reported earnings; and

•	potential loss of clients or key employees of acquired companies.

We cannot assure you that we or our customers or affiliates will be able to integrate successfully any operations, personnel, services or products that might be acquired in the future, and the failure to do so could adversely affect our revenues and profitability.

Because our business is subject to extensive government and other regulation, we may face restrictions with respect to the way we conduct our operations and our customers and affiliates may be subject to limitations on their operations as a result of government regulation.

The Securities and Exchange Commission, NASD, Commodity Futures Trading Commission and other agencies extensively regulate the U.S. financial industry. Our international operations may become subject to similar regulations in specific jurisdictions. Certain of our U.S. subsidiaries are required to comply strictly with the rules and regulations of these agencies. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. Most aspects of our U.S. broker-dealer subsidiaries are highly regulated, including:

•	the way we deal with our clients;

•	our capital requirements;

•	our financial and Securities and Exchange Commission reporting practices;

•	required record-keeping and record retention procedures;

•	the licensing of our employees; and

•	the conduct of our directors, officers, employees and affiliates.

If we or our affiliates, including Cantor or BGC, fail to comply with any of these laws, rules or regulations, we or our affiliates may be subject to censure, fines, cease-and-desist orders, suspension of our business, suspensions of personnel or other sanctions, including revocation of our registration as a broker-dealer. Changes in laws or regulations or in governmental policies could have a material adverse effect on the conduct of our business. These agencies have broad powers to investigate and enforce compliance and punish non-compliance with their rules and regulations. We cannot assure you that we and/or our directors, officers and employees will be able to fully comply with, and will not be subject to, claims or actions by these agencies.

The products and services we offer through our integrated hybrid voice-assisted and fully electronic marketplaces are likely to be regulated by federal, state and foreign governments. Our ability to provide such services will be affected by these regulations. In addition, as we expand our business to other financial markets, it is likely that we will be subject to additional federal, state and foreign regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs or cause the development of affected markets to become impractical.

Further, the Securities and Exchange Commission, NASD and various other regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated companies such as our subsidiaries, affiliates and customers. Net capital is the net worth of a broker or dealer, less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the Securities and Exchange Commission or NASD, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations of our customers, affiliates or subsidiaries that require the intensive use of capital would be limited. Also, our ability to withdraw capital from broker-dealer subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect the ability to expand or even maintain our present levels of business by us, our customers and affiliates and subsidiaries, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in foreign jurisdictions.

Because brokerage services involve substantial risks of liability, we may become subject to risks of litigation.

Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We and our clients may become subject to these claims as the result of failures or malfunctions of systems and services provided by us, and third parties may seek recourse against us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could result in our obligation to pay substantial damages.

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

We anticipate, based on management’s experience and current industry trends, that our existing cash resources will be sufficient to meet our anticipated working capital, capital expenditure and regulatory net capital requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, joint ventures, strategic alliances, reorganizations, recapitalizations or other investments. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support our operations;

•	support more rapid growth in our business;

•	develop new or enhanced services and products;

•	respond to competitive pressures;

•	acquire complementary technologies;

•	enter into strategic alliances, acquisitions or joint ventures;

•	acquire companies with marketplace or other specific domain expertise; and

•	respond to unanticipated requirements.

We cannot assure you that we will be able to obtain additional financing when needed on terms that are acceptable, if at all.

The market price of our Class A common stock has fluctuated and may fluctuate in the future, and future sales of our shares could adversely affect the market price of our Class A common stock. We have also repurchased our shares from time to time, and we may cease doing so at anytime.

The market price of our Class A common stock has fluctuated widely since our initial public offering and may continue to fluctuate widely, depending upon many factors, including our actual results of operations and perceived prospects, the prospects of our competition and of the financial marketplaces in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, seasonality, changes in general valuations for companies in our business segment, changes in general economic or market conditions and broad market fluctuations.

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

In addition, we have issued shares of our Class A common stock, warrants and convertible preferred stock and have granted registration rights in connection with certain of our strategic alliances. See ‘‘Item 13. Certain Relationships and Related Transactions.’’

During the year ended December 31, 2005, we repurchased an aggregate of 3.5 million shares of our Class A common stock for a total of $28.9 million. The reacquired shares have been designated treasury shares and will be used for general corporate purposes. As of December 31, 2005, our Board of Directors had authorized the repurchase of up to an additional $58.7 million of our outstanding Class A common stock. We will consider making additional stock repurchases in 2006, and we may cease making repurchases at anytime.

Unless we add an independent director to our Board of Directors or one of our executives resigns from our Board of Directors by the date of our next annual meeting, we will be out of compliance with Nasdaq listing requirements.

One of our independent directors, William J. Moran, resigned from our Board of Directors in November 2005 and a replacement has not been appointed. We are required to replace Mr. Moran with an independent director or remove one of our executive officers on our Board of Directors by the earlier of our next annual meeting or one year from the effective date of the resignation to be in compliance with the continued listing requirements.

RISKS RELATED TO OUR RELATIONSHIP WITH CANTOR, BGC AND THEIR RESPECTIVE AFFILIATES

Because we continue to depend on Cantor’s and BGC’s businesses, events which adversely affect Cantor’s or BGC’s business, or that of respective affiliates or customers, including a sale, dissolution, liquidation or winding-up recapitalizations of Cantor or BGC, may have a material adverse effect on our revenues and profitability.

Since inception, we have recognized a significant portion of our revenues in connection with our relationship with Cantor and its affiliates, including BGC, which was formed in October 2004. Consequently, our business was adversely affected by the effect of the September 11 Events on Cantor’s business. See ‘‘Risk Factors — The events of September 11, 2001 have had and may continue to have an adverse effect on our business.’’ In addition, any other future events which adversely affect Cantor’s or BGC’s business or operating results, including a sale, dissolution, liquidation, winding-up or recapitalization of all or a material portion of Cantor’s or BGC’s business, could have a material adverse effect on our most significant source of revenues. We also are a general creditor of Cantor and BGC to the extent that there are transaction revenues and software solutions fees owing to us from those entities. Events that adversely affect Cantor’s or BGC’s financial position and its ability to remit to us our share of transaction revenues and software solutions fees could have a material adverse effect on our revenues and profitability.

Conflicts of interest and competition with Cantor and BGC may arise.

Various conflicts of interest between us and Cantor or BGC may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. Three of our directors and a majority of our officers also serve as directors, officers and/or partners of Cantor or BGC and/or their respective affiliates. Simultaneous service as an eSpeed director or officer and service as a director or officer of Cantor or BGC, or status as a partner of Cantor could create or appear to create potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor or BGC. Mr. Lutnick, our Chairman and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor and indirectly of BGC. As a result, Mr. Lutnick controls Cantor and BGC. Cantor owns shares of our Class A common stock and Class B common stock representing approximately 88.8% of the Total Voting Power of our capital stock. Similarly, our Vice Chairman, Lee Amaitis, is the Chairman and Chief Executive Officer of BGC and a partner of Cantor. Although all related party transactions between eSpeed and Cantor, BGC and related entities are approved by our Audit Committee, Mr. Lutnick’s simultaneous service as our Chairman and Chief Executive Officer and his control of Cantor and BGC as well as Mr. Amaitis’ simultaneous service with us and BGC, as well as the Cantor partnerships interests held by both men, could create or appear to create potential conflicts of interest when Mr. Lutnick or Mr. Amaitis is faced with decisions that could have varying implications for us and for Cantor and BGC.

Our relationship with Cantor and BGC results in agreements that are between related parties. As a result, the prices charged to us or by us for services provided under agreements with Cantor or BGC may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be more or less favorable to us than those that we could have negotiated with third parties. However, transactions between us and Cantor, BGC and/or their other affiliates are subject to the approval of a majority of our Audit Committee, which is comprised of independent directors. In addition, Cantor can compete with us under certain circumstances.

Because our Joint Services Agreement with Cantor and its affiliates has a perpetual term and contains non-competition provisions and restrictions on our ability to pursue strategic transactions, this agreement may become burdensome to our business.

Although Cantor and BGC have agreed, subject to certain conditions, not to compete with us in providing electronic brokerage services, Cantor and BGC are currently engaged in securities transaction and other financial instruments execution and processing operations and other activities that are related to the electronic trading services we provide. Our Joint Services Agreement obligates us to perform technology support and other services for Cantor and its affiliates, including BGC, at cost, whether or not related to our electronic brokerage services, sets forth the ongoing revenue sharing arrangements between Cantor, including BGC, and its affiliates and us and subjects us and Cantor and its affiliates to non-competition obligations. The Joint Services Agreement precludes us from entering into lines of business in which Cantor, BGC and their affiliates, now or in the future may engage, or providing, or assisting any third party in providing, voice-assisted brokerage services, clearance, settlement and fulfillment services and related services, except under limited circumstances. Although we believe neither Cantor nor BGC has plans to form, acquire or commence any other operations similar to ours, the Joint Services Agreement permits Cantor and its affiliates, including BGC, to perform, in limited circumstances, electronic brokerage operations. In addition, the Joint Services Agreement imposes limitations on our ability to pursue strategic alliances, joint ventures, partnerships, business combinations, acquisitions and similar transactions. Because the Joint Services Agreement has a perpetual term, even in the event of a breach by one of the parties, and does not provide for modification under its terms, this agreement may become burdensome for us, may distract us from focusing on our internal operations, may deter or discourage a takeover of our company and may limit our ability to expand our operations.

Because agreements between us and Cantor and its affiliates, including BGC, are between related parties, we may receive lower service fees from, and pay higher service fees to, Cantor and BGC than we would with respect to third-party service providers.

In connection with the transactions which occurred when eSpeed was initially spun off from Cantor, we entered into Assignment and Assumption Agreements, an Administrative Services Agreement, a Joint Services Agreement and several other agreements with Cantor relating to the provision of services to each other and third parties, which agreements have been amended and revised from time to time, including agreements with respect to BGC. Because Cantor controls us, the prices charged to us or by us for services provided under the agreements may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be generally less favorable to us than those that we could have negotiated with third parties.

Because we depend on services and access to operating assets provided by third parties to Cantor and BGC, we may not have recourse against those third parties.

Many of the assets and services provided by Cantor and BGC under the terms of the Administrative Services Agreement are leased or provided by third-party vendors. As a result, in the event of a dispute between Cantor or BGC and a third-party vendor, we could lose access to, or the right to use, as applicable, office space, personnel, corporate services and operating assets. In such a case, we would have no recourse with respect to the third-party vendor. Our inability to use these services and operating assets for any reason, including any termination of the Administrative Services Agreement between us and Cantor or the agreements between Cantor and third-party vendors, could result in serious interruptions of our operations.

Our reputation may be affected by actions taken by Cantor or BGC and their affiliates.

Cantor and BGC and their affiliates are currently our most significant clients. Cantor holds direct and indirect ownership and management interests in numerous other entities, including BGC, that engage in a broad range of financial services and securities-related activities. Actions taken by, and events involving, Cantor, BGC or their affiliates which are perceived negatively by the securities markets, or the public generally, could have a material adverse effect on our business, financial position, cash flows or operations or could affect the price of our Class A common stock. In addition, events that negatively affect the financial condition of Cantor or BGC may negatively affect us. These events could cause Cantor or BGC or their affiliates to lose clients that may trade in our marketplaces, could impair Cantor’s or BGC’s ability to perform its obligations under the Joint Services Agreement, the Administrative Services Agreement and other agreements Cantor or BGC enters into with us and could cause Cantor or BGC or their affiliates to liquidate investments, including by selling or otherwise transferring shares of our common stock.

If we become subject to litigation and other legal proceedings, we may be harmed.

From time to time, we and Cantor or BGC may become involved in litigation and other legal proceedings relating to claims arising from our and their operations in the normal course of business. We cannot assure you that these or other litigation or legal proceedings will not materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us. See ‘‘Item 3. Legal Proceedings.’’

RISKS RELATED TO OUR CAPITAL STRUCTURE

Because the voting control of our common stock is concentrated among the holders of our Class B common stock, the market price of our Class A common stock may be adversely affected by disparate voting rights.

As of December 31, 2005, Cantor beneficially owned approximately 88.8% of the combined voting power of all classes of our voting stock. As long as Cantor beneficially owns a majority of the combined voting power of our common stock, it will have the ability, without the consent of the public stockholders, to elect all of the members of our Board of Directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change in control of our company. In certain circumstances, the shares of our Class B common stock issued to Cantor may be transferred without conversion to our Class A common stock.

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

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. In addition, our Amended and Restated Certificate of Incorporation authorizes the issuance of preferred stock, which our Board of Directors can create and issue without prior stockholder approval and with rights senior to those of our common stock, as well as additional shares of our Class B common stock and warrants to purchase our common stock. Any such issuances would make a takeover of our company more difficult and may dilute your percentage ownership of our common stock. Our Amended and Restated Certificate of Incorporation and our Second Amended and Restated By-Laws include provisions, which restrict the ability of our stockholders to take action by written consent and provide for advance notice for stockholder proposals and director nominations. These provisions may have the effect of delaying or preventing changes of control or management of our company, even if such transactions would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our Class A common stock.

Delaware law may protect decisions of our Board of Directors that have a different effect on holders of our Class A and Class B common stock.

Stockholders may not be able to challenge decisions that have an adverse effect upon holders of our Class A common stock if our Board of Directors acts in a disinterested, informed manner with respect to these decisions, in good faith and in the belief that it is acting in the best interests of our stockholders. Delaware law generally provides that a board of directors owes an equal duty to all stockholders, regardless of class or series, and does not have separate or additional duties to either group of stockholders, subject to applicable provisions set forth in a company’s charter.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have offices in the U.S., U.K. and Asia. Our principal executive offices are located at 110 East 59th Street, New York, New York.   During the first quarter of 2005, we relocated our principal executive office to 110 East 59th Street, New York, New York.  Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the 15-year term of the lease for such space.  For 2006, such rental expense is anticipated to be approximately $1.2 million. Our largest presence outside of the New York metropolitan area is in London, where we currently have the right to use approximately 15,000 square feet of Cantor's existing office space. Our right to use this space expires at the earlier of (1) the time that Cantor's lease expires in 2016 or (2) when Cantor ceases to be an affiliate of ours and Cantor asks us to vacate. We pay Cantor rent expense of approximately $1.7 million annually for use of this space.  In the second quarter of 2006, we will be relocating our principal London office to 40 Bank Street, Canary Wharf, London, UK. We occupy approximately 24,000 square feet of space in our concurrent computing center in Rochelle Park, New Jersey.  We incur rent expense to Cantor for approximately $0.7 million annually for the use of the Rochelle Park space. We occupy approximately 70 square feet of space in our office in Singapore. We pay Cantor rent expense of approximately $2,000 annually for the use of the Singapore space. Additionally, in December 2005, we relocated our Chicago office to 222 W. Adams Street, Chicago, Illinois. We occupy 5,870 square feet and pay Cantor rent expenses of approximately $135,000 annually for use of this space. Our new Midwest data center occupies approximately 500 sq ft in Chicago at an annual rent of approximately $300,000.

ITEM 3.	LEGAL PROCEEDINGS

By Summons and Complaint, dated October 30, 2002, eSpeed commenced an action in New York State Supreme Court against Municipal Partners LLC (‘‘MPLLC’’) seeking, among other things, damages as a result of MPLLC’s breach of a License and Services Agreement, under which MPLLC failed to pay eSpeed for ancillary information technology services and products provided to eSpeed, and failed to pay eSpeed a percentage of certain revenues derived by MPLLC from electronic trading. On November 19, 2002, MPLLC answered the Complaint. On April 1, 2004, MPLLC filed an amended Answer and Counterclaim. On May 25, 2004, eSpeed filed its reply to MPLLC’s Counterclaim. The parties have suspended active litigation pending settlement discussions.

In June 2003, we filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, ‘‘BrokerTec’’), in the United States District Court for the District of Delaware. The parties thereafter agreed to substitute the defendant OM AB Technology for defendant OM AB and dismiss claims against BrokerTec Global, LLC. By Order dated September 13, 2004, ICAP was dismissed as a defendant. The suit centers on BrokerTec's and Garban's alleged infringement of U.S. Patent No. 6,560,580 issued on May 6, 2003, which expires in 2016, with respect to which eSpeed is the exclusive licensee. The patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. A jury trial began on February 7, 2005. In a pre-trial ruling on February 7, 2005, the U.S. District Court in Delaware ruled that the BrokerTec ETN did not infringe our 580 Patent. On February 22, 2005, the jury found that the Garban GTN did infringe our 580 Patent but that there was a deficiency in the application which led to the 580 Patent, finding that we ‘‘failed to provide adequate written description of each and every element recited’’ in certain claims of the 580 Patent. Briefing of post-trial motions and on issues including unenforceability was completed on June 27, 2005. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases. Oral argument was held on October 12, 2005. By Memorandum Order, dated December 5, 2005, the Court denied eSpeed's Motion for Judgment as a Matter of Law, or, in the Alternative, for a New Trial, and also denied BrokerTec's Motion for Judgment as a Matter of Law on Invalidity and Non-Infringement.  In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. We are currently awaiting entry of final judgment. We expect to appeal certain rulings to the U.S. Court of Appeals for the Federal Circuit.

In August 2004, Trading Technologies International, Inc. (‘‘TT’’) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed and continue to infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004 and U.S. Patent 6,772,132, which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude us from making, selling, and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that we had not raised a substantial question concerning the validity or infringement of the patents but that TT had not proved that it would suffer irreparable harm absent an injunction. A trial date for this case has not yet been set. On March 16, 2005, TT filed an amended Complaint against us and added infringement allegations against Ecco and ITSEcco. On April 6, 2005, eSpeed and Ecco answered the Complaint in which we denied the infringement allegations. At the same time, eSpeed and Ecco filed a Counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. On April 18, 2005, ITSEcco filed a motion to dismiss TT's complaint against it for lack of personal jurisdiction. TT agreed to dismiss ITSEcco from the lawsuit but added eSpeed International and EccoWare LLC as defendants in a Second Amended Complaint. On January 5, 2006, we answered TT's Second Amended Complaint in which we denied the infringement allegations. At the same time, we filed an Amended Counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and that the patents are unenforceable due to TT's patent misuse. Discovery is ongoing, and the Court consolidated for certain discovery and Markman hearing purposes our case with other patent infringement cases brought by TT against other defendants. The Court set a discovery cut-off date of March 27, 2006, a Markman hearing for March 27, 28 and 29, 2006, and a trial date to begin on August 14, 2006. If TT ultimately prevails in this litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

In the first quarter of 2005, we were named as a defendant in a number of purported class action complaints on behalf of all persons who purchased the securities of eSpeed from August 12, 2003, to July 1, 2004, alleging that we made ‘‘material false positive statements during the class period’’ and violated certain provisions of the Exchange Act, and certain rules and regulations thereunder. On April 8, 2005, the District Court consolidated the purported class action complaints, and subsequently the Court appointed lead plaintiffs and lead counsel. We received the consolidated and amended complaint (‘‘Amended Complaint’’) on September 27, 2005, which names as defendants the following: eSpeed; three officers, Howard Lutnick, Lee Amaitis, and Joseph Noviello; and one former officer, Jeffrey Chertoff. In the Amended Complaint, plaintiffs allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and allege violations of Section 20(a) against the individual defendants. The Amended Complaint alleges that defendants made material misstatements regarding the success of eSpeed’s Price Improvement product. We believe the lawsuit is without merit. We filed and served a Motion to Dismiss the Consolidated Amended Class Action Complaint

(‘‘Motion’’) on November 16, 2005. Plaintiffs’ papers in opposition to the Motion were served on January 6, 2006, and our reply brief in further support of the Motion was filed on February 10, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Class A Common Stock

Our Class A common stock is traded on the NASDAQ National Market under the symbol ‘‘ESPD.’’ For each quarter of the prior two years and through March 7, 2006, the high and low sales prices for our Class A common stock, as reported by NASDAQ, were as follows:

	High	Low
2006
First Quarter (through March 7, 2006)	$9.57	$7.51
2005
First Quarter	$12.58	$8.13
Second Quarter	$9.25	$7.65
Third Quarter	$9.11	$7.50
Fourth Quarter	$8.71	$6.73
2004
First Quarter	$25.17	$18.28
Second Quarter	$22.09	$16.59
Third Quarter	$17.73	$8.55
Fourth Quarter	$13.10	$9.12

On March 7, 2006, the last reported closing price of our Class A common stock on the NASDAQ National Market was $7.88. As of March 7, 2006, there were 398 holders of record of our Class A common stock and two holders of record of our Class B common stock.

Dividend Policy

We intend to retain our future earnings, if any, to help finance the growth and development of our business. We have never declared or paid a cash dividend on our common stock and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

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

Issuer Purchases of Equity Securities

On August 5, 2004, our Board of Directors authorized the repurchase of up to $100 million of outstanding Class A common stock to replace the remaining $20.5 million authorized from the prior plan. As of December 31, 2005, approximately $58.7 million from this plan was available for further share repurchases. As of December 31, 2005, we repurchased an aggregate of 6.4 million shares of our Class A common stock for a total purchase price of $60.8 million.For the twelve months ended December 31, 2005, we repurchased an aggregate of 3.5 million shares of our Class A common stock for a total purchase price of $28.9 million, of which approximately 0.3 million shares were repurchased from partners of Cantor at the fair market value on the date of purchase. The reacquired shares have been designated treasury shares and will be used for general corporate purposes. We may consider making additional stock repurchases in 2006.

The following table details our share repurchase activity during the fourth quarter of 2005, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced plans and the approximate dollar value that may yet be purchased under these plans.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
Oct 1, 2005 through Oct 31, 2005	—	—	—	$58.7 million
Nov 1, 2005 through Nov 30, 2005	—	—	—	$58.7 million
Dec 1, 2005 through Dec 31, 2005	32,766	7.82	—	$58.7 million

(1)	These columns reflect the surrender to the Company of 32,766 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock to employees.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2005. This selected consolidated financial data should be read in conjunction with ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Total revenues	$152,943	$166,509	$156,615	$139,238	$124,969
Expenses:
Compensation and employee benefits	50,633	40,671	36,114	36,499	53,437
Occupancy and equipment:
Amortization of software development costs and other intangibles	20,134	16,235	12,902	9,027	4,310
Other occupancy and equipment	30,678	25,202	23,733	19,173	25,717
Professional and consulting fees	8,788	5,594	3,519	5,658	10,568
Impairment of long-lived assets	2,386	6,268	—	—	—
Communications and client networks	8,157	6,487	6,714	6,335	8,109
Marketing	1,596	1,442	1,454	4,778	4,355
Administrative fees to related parties	13,938	13,228	10,442	9,134	9,798
Amortization of business partner and non-employee securities(1)	318	856	2,167	2,059	1,223
Acquisition costs	3,327
Loss on unconsolidated investments	—	—	—	950	3,834
Provision for September 11, 2001 events	—	—	—	(1,200)	13,323
Other	9,896	8,219	6,334	4,380	8,091
Total operating expenses	149,851	124,202	103,379	96,793	142,765
Income (loss) before income taxes	3,092	42,307	53,236	42,445	(17,796)
Provision for income taxes	1,048	16,457	17,140	479	531
Net income (loss)	$2,044	$25,850	$36,096	$41,966	$(18,327)
Per share data:
Basic earnings (loss) per share	$0.04	$0.47	$0.65	$0.76	$(0.34)
Diluted earnings (loss) per share	$0.04	$0.46	$0.63	$0.74	$(0.34)
Basic weighted average shares of common stock outstanding	51,349	54,978	55,345	54,991	54,297
Diluted weighted average shares of common stock outstanding	52,066	56,318	57,499	56,784	54,297
Cash and cash equivalents	$178,435	$209,688	$228,500	$187,999	$159,899
Total assets	280,934	310,133	297,568	252,711	210,741
Total liabilities	34,830	39,919	25,883	34,256	37,559
Total stockholders' equity	246,104	270,214	271,685	218,455	173,182

(1)	See ‘‘Item 8. Financial Statements and Supplementary Data, Note 14, Business Partner and Non-Employee Transactions.’’

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2005, 2004 and 2003. This discussion is provided to increase the understanding of, and should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Report.

Forward-Looking and Cautionary Statements and Factors that May Affect Future Results

The information in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ ‘‘continue,’’ ‘‘strategy,’’ ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received and their related costs, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including trading volume and volatility, our pricing strategy and that of our competitors, our ability to develop new products and services, to enter new markets, to secure and maintain market share, to enter into marketing and strategic alliances, to hire new personnel, to expand the use of our electronic system, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve, the effects of the attacks on the World Trade Center on September 11, 2001, and other factors that are discussed under ‘‘Risk Factors’’ in this Report. We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or outcomes and that accordingly you should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our Consolidated Financial Statements and the accompanying Notes thereto appearing elsewhere in this Report.

Overview

For a description and overview of our business, industry, products and strategy, see ‘‘Item 1. Business’’.

The 2005 year was challenging for us, as we experienced a significant decline in our net income as compared to the prior two years. This decline was mainly driven by lower revenues in our core U.S. Treasury business as we experienced the full year impact of the competitive pricing environment which developed in the latter half of 2004. This market event caused a permanent change in our business model that transitioned many of our clients to fixed fee pricing arrangements. Additionally, expenses have increased for the last three years primarily related to new hires in senior management, technology and sales, and our continued investment in new products. We expect our business to grow from 2005 levels and, as discussed in detail below, we are optimistic regarding the future growth of our business.

U.S Treasuries

We consider the trading of U.S. Treasury securities to be both a foundation for our company and an area for growth. During 2005, we experienced growth in our market position. We believe this growth was the direct result of favorable user reaction to our improved customer service levels, the provision of customized technology solutions that make trading on eSpeed faster and easier, enhanced reliability and stability of our trading system and the impact of incentives to trade at marginally lower commissions that are contained in many of our new pricing arrangements.

Despite our improved market position, our fully electronic revenue per transaction declined during 2005. This decline was due to an increase in trading volumes among those customers with fixed fee pricing contracts. Further, our January 2005 strategic decision to remove Price Improvement from our technology platform also contributed to the 2005 revenue decline.

We remain well positioned for the expected growth in the overall U.S. Treasury market. With computer-assisted trading being the primary factor, we expect U.S. Treasury volumes to double by 2008 as traders utilize computers to augment and implement their trading strategies. We are in a prominent position to capitalize on and facilitate this growth, due to our focus as a technology company, and our core team of dedicated application specialists. As with most of our new clients, computer-assisted traders usually commence trading under variable-price arrangements, so that early growth from these incremental traders will add both volume and variable revenue. However, as these clients develop their trading model and execute more trades, the trend is for these customers to migrate to a customized pricing arrangement that may include a fixed component as well as some variable components.

Hybrid Voice-Assisted Products

BGC’s continued growth and expansion resulted in substantial revenue growth in 2005 across our hybrid voice-assisted and screen-assisted businesses compared with 2004 and continues to present us with significant opportunities globally.

During 2005, BGC acquired Maxcor Financial Group, Inc. (‘‘Maxcor’’), a domestic and international inter-dealer broker for a broad range of financial instruments, and ETC Pollak (‘‘Pollak’’), one of France’s leading inter-dealer brokers. As a result, Maxcor’s and Pollak’s brokerage transactions are subject to the terms and conditions of the Joint Services Agreement. Additionally, we have assumed financial responsibility for certain technology personnel consistent with our relationship with BGC.

Our revenue for voice-assisted transactions grew at slower rate than screen-assisted open outcry transactions as the integration of certain BGC brokering desks resulted in their volumes moving from voice-assisted brokerage into Maxcor’s screen-assisted and open outcry desks. Over time, we expect these volumes to migrate back to voice-assisted transactions, and some will grow to include fully electronic transactions.

Our hybrid model provides us a significant long-term pipeline opportunity, both in terms of fully electronic transaction volume and for increased revenues across our product offerings. The lifecycle of our hybrid model is the maturity of a market place from telephones to computer-assisted trading. Historically, new markets have initially tended to trade by voice alone. As volumes increase and the structure and characteristics of a market standardize over time, the potential to leverage technology and create new hybrid and fully electronic traded products increases, thereby allowing us to generally capture up to 65% revenue share versus 7% for voice-assisted products. There is uncertainty, however, regarding the pace at which individual markets or financial instruments migrate from voice-only to computer-assisted trading.

New Products

Despite disappointing revenue growth in new product related revenues in 2005, we remain committed to growing, developing and fostering our new products such as foreign exchange, futures, equities and repurchase agreements.

With regard to foreign exchange, we offer a trading platform that provides FX spot traders with what we believe is a better way to trade. We continued to invest in our FX platform during 2005 with the introduction of new technology features and experienced salespersons.  However, we encountered difficulties sustaining e-commerce support from market makers.  This impeded our ability to increase the number of market participants that use our system to trade.

We are not satisfied with our FX results to date, and are making strategic adjustments to our platform that include trading incentives for market makers and the addition of e-commerce feeds, algorithmic trading and growth in desktop traders.  Additionally, we added an industry veteran as Global Head of Foreign Exchange Sales.

While experiencing little growth in 2005, our futures business is showing momentum. We have developed a unique platform where certain kinds of trading in cash U.S. Governments and futures may be executed simultaneously. We expect this will allow us to capture more of a trader’s government bond trades by satisfying futures trading needs on the same platform. We are progressing with the development of a cash-futures platform for spot FX, and we are continuing to pursue a strategy to increase distribution of our front-end products, further driving the volumes traded through eSpeed. Additionally, we are adding new features to our equities product, which we believe will result in volume and revenue growth.

In December 2005, BGC announced the launch of the first integrated voice and electronic U.S. Dollar repo trading platform for the primary dealer community. We are providing the trading platform’s technology and support, for which we earn a share of BGC's revenues. This is an example of a traditional voice business with liquid instruments moving from being solely voice-assisted to a hybrid platform.

Operations

We remain a leading innovator in the provision of financial technology. In 2005, we devoted significant energy to the development of new and proprietary methods and technologies that we expect to incorporate in new products and product enhancements in 2006 and beyond. We target our innovation to create new opportunities for our clients to gain trading advantage and increase trading profits and to meet new client needs that are generated by the rapid pace of change in their businesses. We believe that such continued delivery of new technologies that add value to our clients will create for us additional trading volume, new revenue opportunities and barriers against competition. For example, in June 2005, we announced an agreement with Sprint-Nextel to launch the world’s first wireless government bond trading solution. This enables our customers to trade virtually anywhere in real-time through an eSpeed trading application on their Blackberry devices. Customer response has been positive.

During the fourth quarter, we established an additional data center in the Midwest. This investment provides us scale and capacity for the expected growth of electronic trading volumes. Additionally, this creates a hub to service our Midwestern accounts and for our customers who trade with the Chicago exchanges.

Our expenses increased in 2005 as a result of new hires in technology and sales, as well as the first full-year impact of our senior management hires and of our ECCO acquisition. There also were increased expenses associated with the granting and the resulting amortization, of restricted stock as we transitioned from an option-based compensation model to a restricted stock-based model. In addition, we continued to invest in eSpeed's technical platform to support the growth of our fully-electronic businesses and to support the continuing growth of BGC and its associated voice-assisted revenues.

We expect expenses to increase in 2006 as we continue to devote significant resources to the innovation and development of technology. We will incur increased communication and network costs for supporting our new wireless product, establishing voice and screen connectivity related to BGC’s expansion and for our new Midwest data center.

Critical Accounting Policies and Estimates

The following discussion is based upon our Consolidated Financial Statements and the accompanying Notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements and the accompanying Notes thereto.

Related party transactions

We share revenues with Cantor, BGC, Freedom, MPLLC and CO2e. In addition, we provide technology support services to Cantor, BGC, Freedom, MPLLC and CO2e, and Cantor provides administrative services to us.

Since Cantor holds a controlling interest in us, and holds a significant interest in BGC and Freedom, such transactions among and between us and Cantor, BGC and Freedom are on a basis that might not be replicated if such services or revenue sharing arrangements were between, or among, unrelated parties.

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

Patents

Intangible assets consist of purchased patents, costs incurred in connection with the filing and registration of patents and the costs to defend and enforce our rights under patents. The costs of acquired patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized costs related to the filing of patents are generally amortized on a straight-line basis over a period not to exceed three years. The costs to defend and enforce our rights under these patents consist primarily of external litigation costs related to the pursuit of patent infringement lawsuits by us, and consist of fees for outside attorneys, technology experts and litigation support services. These costs are capitalized when such costs serve to enhance the value of the related patent, and are amortized over the remaining life of such patent. Should it be determined that the capitalized costs no longer serve to enhance the value of the related patent, such as a situation in which our patent is held to be invalid, these capitalized costs would be expensed in the period in which such determination was made. We believe the inherent value of the patents exceeds their carrying value. However, if the rights afforded us under the patents are not enforced or the patents do not provide the competitive advantages that we anticipated at the time of purchase, we may have to write-down the patents, and such charges could be substantial. See Note 5, Goodwill and Other Intangible Assets, and Note 9, Commitments and Contingencies, of the accompanying Notes to Consolidated Financial Statements for further discussion.

Goodwill

We review goodwill and indefinite lived intangible assets for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 142, Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. Goodwill is no longer amortized, but instead is subject to periodic testing for impairment. Goodwill impairment is determined using a two-step approach. The first step of the goodwill test compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that difference.

Determining the fair value of goodwill assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Impairment of long lived assets

We review long-lived assets, such as property, plant, and equipment, and definite lived intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, (‘‘SFAS 144’’). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. We recognized impairment charges for long lived assets of $2.4 million, $6.3 million and $0 for the twelve months ended December 31, 2005, 2004 and 2003, respectively. See Note 4, Fixed Assets, and Note 5, Intangible Assets, to the accompanying Notes to the Consolidated Financial Statements for more information regarding these impairment charges.

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

RESULTS OF OPERATIONS

Revenues

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31, 2005	Percentage of Total Revenue	Year Ended December 31, 2004	Percentage of Total Revenue	Year Ended December 31, 2003	Percentage of Total Revenue
	(in thousands)
Transaction revenues with related parties
Fully electronic transactions	$74,669	48.8%	$108,033	64.9%	$110,015	70.2%
Voice-assisted brokerage transactions	25,192	16.5%	22,125	13.3%	19,505	12.5%
Screen-assisted open outcry transactions	2,863	1.9%	846	0.5%	538	0.3%
Total transaction revenues with related parties	102,724	67.2%	131,004	78.7%	130,058	83.0%
Software Solutions fees from related parties	25,818	16.9%	18,642	11.2%	15,124	9.7%
Software Solutions and licensing fees from unrelated parties	15,534	10.2%	13,418	8.1%	9,125	5.8%
Insurance recovery	1,692	1.1%	—	0.0%	—	0.0%
Gain on sale of investments	1,015	0.6%	—	0.0%	—	0.0%
Interest income	6,160	4.0%	3,445	2.1%	2,308	1.5%
Total revenues	$152,943	100.0%	$166,509	100.0%	$156,615	100.0%

Revenues – Comparison of the years ended December 31, 2005 and 2004

Transaction revenues with related parties

Transaction revenues with related parties for 2005 were $102.7 million compared to $131.0 million in 2004. There were 250 trading days in both years. Transaction revenues per trading day decreased by $113,000, or 21.6%, to $411,000 for 2005 from $524,000 for 2004. Volumes transacted on our trading system increased by $15,947 billion (approximately $15.9 trillion), or 36.9%, to $59,178 billion (approximately $59.2 trillion) for 2005 from $43,231 billion (approximately $43.2 trillion) for 2004. During 2005, fully-electronic and voice-assisted transactions contributed 72.6% and 24.5% of our transaction revenues, respectively, compared to 82.5% and 16.9%, respectively, in 2004.

Fully-electronic revenues for 2005 were $74.7 million, a decrease from $108.0 million in 2004. This decrease was primarily the result of a competitive pricing environment and our customers’ transition to fixed fee pricing from a variable fee commission model. Additionally, in January 2005, we removed the Price Improvement feature from our technology platform, which also contributed to the decrease. This decline was partially offset by an increase in U.S. Treasury volume of 11.5%, or $14.3 trillion, to $138.7 trillion in 2005 from $124.4 trillion in 2004 and by growth in our market position.

Voice-assisted brokerage revenues for 2005 were $25.2 million, an increase of 13.9% from $22.1 million in 2004. This increase was primarily due to BGC's investment and expansion in the voice brokerage business including BGC's acquisition of Maxcor.

Screen-assisted open outcry revenues for 2005 were $2.9 million, a substantial increase from $0.8 million during the comparable period in 2004. The increase was primarily due to BGC's investment and expansion in the voice brokerage business and to BGC's acquisition of Maxcor and ETC Pollak.

Our revenues are highly dependent on transaction volume in the global financial product markets. Accordingly, among other things, equity market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. In addition, a significant amount of our revenues is currently received in connection with our relationship with related parties, Cantor and BGC.

Software Solutions fees from related parties

Software Solutions fees from related parties for 2005 were $25.8 million compared to $18.6 million in 2004, an increase of 38.5%. This increase resulted from an increase in demand for our support services due to the growth of both the Cantor and BGC businesses.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for 2005 were $15.5 million compared to $13.4 million in 2004, a 15.8% increase. This increase was primarily due to incremental revenues generated by our acquisition of ECCO in 2004. Additionally, we have continued to earn revenues of approximately $7.9 million associated with the Wagner Patent during 2005. The Wagner Patent expires in the first quarter of 2007. While we have some uncertainty regarding our licensing fee revenues from unrelated parties subsequent to the first quarter of 2007, we have a broad intellectual property patent portfolio that we believe is highly valuable. See Note 5, Goodwill and Other Intangible Assets, of the accompanying Notes to Consolidated Financial Statements for further discussion.

Insurance recovery

In 2005, we recognized a gain of $1.7 million for insurance proceeds received from Cantor related to the September 11 Events. See Note 3, September 11 Events, of the accompanying Notes to Consolidated Financial Statements for a more detailed discussion of the insurance proceeds received.

Gain on sale of investments

During 2005, we sold the secured convertible bond issued by EasyScreen PLC. As a result, we recorded a pre-tax gain of $1.0 million. There were no gains on sale of investments in the comparable period in 2004.

Interest income

For 2005, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 3.3% compared to 1.3% in 2004. As a result of the increase in the weighted average interest rate and average balances between years, we generated interest income of $6.2 million for 2005 compared to $3.4 million for 2004, an increase of 78.8%.

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

Fully-electronic revenues for 2004 were $108.0 million, a slight decrease from $110.0 million in 2003. During 2004, we encountered a competitive pricing environment in U.S. Treasury trading that led to the erosion of our market position and declining revenues. This decline in market position was partially offset by an increase in U.S. Treasury volume of 14%, or $124.4 trillion, in 2004 from $108.8 trillion in 2003.

Voice-assisted brokerage revenues for 2004 were $22.1 million, an increase of 13% from $19.5 million in 2003. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business.

Screen-assisted open outcry revenues for 2004 were $0.8 million, an increase from $0.5 million during the comparable period in 2003. This increase was primarily due to BGC's expansion in the voice brokerage business.

Software Solutions fees from related parties

Software Solutions fees from related parties for 2004 were $18.6 million compared to $15.1 million in 2003, an increase of 23%. This increase resulted from an increase in demand for our support services from Cantor and the growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for 2004 were $13.4 million compared to $9.1 million in 2003, a 47% increase, due primarily to licensing fees earned as part of the Wagner Patent settlement agreement with CBOT, CME, NYMEX and NYBOT and our licensing agreement with ICE.

Interest income

For 2004, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 1.3% compared to 1.0% in 2003. As a result of the increase in the weighted average interest rate and average balances between years, we generated interest income of $3.4 million for 2004 compared to $2.3 million for 2003, an increase of 49%.

Expenses

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of total expenses for the periods indicated:

	Year Ended December 31, 2005	Percentage of Total Expenses	Year Ended December 31, 2004	Percentage of Total Expenses	Year Ended December 31, 2003	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$50,633	33.8%	$40,671	32.7%	$36,114	34.9%
Amortization of software development costs and other intangibles	20,134	13.4%	16,235	13.1%	12,902	12.5%
Other occupancy and equipment	30,678	20.5%	25,202	20.3%	23,733	23.0%
Professional and consulting fees	8,788	5.9%	5,594	4.5%	3,519	3.4%
Impairment of long-lived assets	2,386	1.6%	6,268	5.0%	—	0.0%
Communications and client networks	8,157	5.4%	6,487	5.2%	6,714	6.5%
Marketing	1,596	1.1%	1,442	1.2%	1,454	1.4%
Administrative fees to related parties	13,938	9.3%	13,228	10.7%	10,442	10.1%
Amortization of business partner and non-employee securities	318	0.2%	856	0.7%	2,167	2.1%
Acquisition related costs	3,327	2.2%	—	0.0%	—	0.0%
Other	9,896	6.6%	8,219	6.6%	6,334	6.1%
Total operating expenses	$149,851	100.0%	$124,202	100.0%	$103,379	100.0%

Expenses – Comparison of the years ended December 31, 2005 and 2004

Compensation and employee benefits

Compensation costs for 2005 were $50.6 million compared to $40.7 million for 2004. The $9.9 million increase, or 24.5%, in compensation costs resulted from additional salaries and benefits associated with the hiring of new technology and sales personnel, the full year impact of our senior management hires and of our ECCO acquisition and a transition from a stock option based to a restricted stock based compensation model.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

Amortization of software development costs and other intangibles

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (‘‘SOP 98-1’’), we capitalize qualifying computer software costs incurred during the application development stage, and amortize them over their estimated useful life of three years on a straight-line basis.

Amortization of software development costs and other intangibles was $20.1 million for 2005, an increase of $3.9 million, or 24.0%, compared to $16.2 million in 2004. This increase was primarily related to increased investment in software development activities as we continued to devote significant resources to the innovation and development of technology and protection of our intellectual property portfolio. In addition, the full-year impact from amortization of purchased intangible assets from our ECCO acquisition contributed to the increase.

Other occupancy and equipment costs

Occupancy and equipment costs were $30.7 million for 2005, a $5.5 million increase, or 21.7%, compared to $25.2 million for 2004. This increase was primarily attributable to additional depreciation expense associated with IT equipment purchases and relocation to our permanent corporate headquarters in New York City.

Occupancy expenditures primarily consisted of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. During the first quarter of 2005, we relocated employees to our new global headquarters at 110 E. 59th Street in New York's midtown Manhattan. Occupancy and equipment costs may increase in 2006 as we complete work on our global headquarters and relocate our London employees to our new offices located in the Canary Wharf section of London.

Professional and consulting fees

Professional and consulting fees were $8.8 million for 2005 compared to $5.6 million for 2004, an increase of $3.2 million, or 57.1%. This increase was primarily the result of legal expenses incurred in connection with patent litigation defense costs.

Impairment of long-lived assets

Impairment charges were $2.4 million for 2005 compared to $6.3 million for 2004, a decrease of $3.9 million, or 61.9%. In 2004, impairment charges were recorded for capitalized costs related to our 580 patent and removal of the PI software feature. In 2005, we incurred impairment charges for discarded software development and fixed assets no longer in service. For further discussion, see Note 4, Fixed Assets, and Note 5, Goodwill and Other Intangible Assets, of the accompanying Notes to Consolidated Financial Statements.

Communications and client networks

Communications costs were $8.2 million for 2005 compared to $6.5 million in 2004, an increase of $1.7 million, or 26%. This increase was primarily due to duplicate communication costs incurred at our temporary and permanent headquarters, and upgraded communications costs at our permanent headquarters. Also in 2005, we incurred additional costs related to the opening of a Midwest-based data center and our roll-out of a wireless government bond trading solution that allows clients to trade through an eSpeed application on Blackberry devices.

We anticipate expenditures for communications and client networks will increase in the future as we continue to connect additional customers to our network.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor’s administrative services that is utilized by us. Administrative fees to related parties are therefore partially correlated to our business growth. Administrative fees to related parties amounted to $13.9 million for 2005, an increase of $0.7 million, or 5.4%, compared to $13.2 million in 2004.

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

Charges in relation to the amortization of business partner and non-employee securities were $0.3 million for 2005 compared to $0.9 million in 2004. This $0.6 million decrease resulted primarily from a warrant agreement that became fully amortized at the end of the first quarter of 2004, and thus contributed no amortization expense during 2005.

Acquisition related costs

During 2005, we recorded $3.3 million of acquisition related costs in connection with our MTS offer. These costs primarily included legal, accounting, advisory and other related expenses. See Note 10, Acquisitions, of the accompanying Notes to Consolidated Financial Statements for further discussion. There were no acquisition related costs in 2004.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For 2005, other expenses were $9.9 million, an increase of $1.7 million, or 20.4%, compared to other expenses of $8.2 million for the comparable period in 2004. This increase was principally due to employee recruiting costs, moving expenses related to our new office and travel and entertainment-related expenses.

Income taxes

During 2005, we recorded an income tax provision of $1.0 million corresponding to a 33.9% effective tax rate compared to an income tax provision of $16.6 million corresponding to a 38.9% effective tax rate in 2004. Our consolidated effective tax rate can vary from period to period depending on, among other factors, permanent differences and the geographic and business mix of our earnings.

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

Other occupancy and equipment costs

Occupancy and equipment costs were $25.2 million for 2004, a $1.5 million increase, or 6%, compared to $23.7 million for 2003. The increase was primarily attributable to additional depreciation expense associated with IT equipment purchases caused by the occupancy and build-out of our temporary corporate headquarters in New York City.

Professional and consulting fees

Professional and consulting fees were $5.6 million for 2004 compared to $3.5 million for 2003, an increase of $2.1 million, or 59%. This increase was primarily the result of legal expenses incurred in connection with litigation defense costs and consulting fees associated with Sarbanes-Oxley compliance.

Impairment of long-lived assets

Impairment charges of $6.3 million were recorded during the fourth quarter of 2004 for capitalized costs related to our 580 patent and removal of the PI software feature as discussed in Note 4, Fixed Assets, and Note 5, Goodwill and Other Intangible Assets, of the accompanying Notes to Consolidated Financial Statements. There were no asset impairment charges during 2003.

Communications and client networks

Communications costs were $6.5 million for 2004 compared to $6.7 million for 2003, a decrease of $0.2 million, or 3%. Cost controls resulted in reductions in communications rates and usage charges.

Marketing

We incurred marketing expenses of $1.4 million in 2004 compared to $1.5 million in 2003. This decrease was the result of lower advertising expenses.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor’s administrative services that are utilized by us. Administrative fees to related parties are therefore partially correlated to our business growth. Administrative fees to related parties amounted to $13.2 million for 2004, an increase of $2.8 million, or 27%, compared to $10.4 million in 2003.

Amortization of business partner and non-employee securities

Charges in relation to the amortization of business partner and non-employee securities were $0.9 million for 2004 compared to $2.2 million in 2003. This $1.3 million, or 61%, decrease resulted primarily from the fact that the value of a warrant agreement became fully amortized at the end of the first quarter of 2004, and thus contributed no amortization to the final three quarters of 2004. The amendment of another warrant agreement that had the effect of extending the term over which the related warrant value is amortized further contributed to this decrease.

Other expenses

Other expenses consist primarily of insurance costs, hiring and recruiting costs, travel, promotional and entertainment expenditures. For 2004, other expenses were $8.2 million, an increase of $1.9 million, or 30%, compared to other expenses of $6.3 million for 2003. This increase was principally due to the employee hiring and recruiting costs and the impact of unfavorable currency effects from the weakening of the dollar against the euro.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our operating cash flow and strong balance sheet. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At December 31, 2005, we had cash and cash equivalents of $178.4 million, a decrease of $31.3 million, or 14.9%, compared to $209.7 million at December 31, 2004.

Operating Activities

During 2005, our operating activities provided cash of $27.7 million compared to $64.1 million in 2004. The decrease of $36.4 million, or 56.8%, was attributable to substantially lower 2005 net income of $2.0 million (adjusted for non-cash items of $35.8 million primarily consisting of depreciation and amortization of $31.1 million, asset impairment charges of $2.4 million and amortization of employee stock based compensation of $1.9 million, partially offset by a gain on sale of investment of $1.0 million) and a $6.4 million decrease in accounts payable. Additionally, in 2004 we received one-time payments of $3.0 million from the NYBOT and $3.1 million of the WTC Business Recovery from Disproportionate Loss Program grant from Cantor. Both payments were treated as deferred income with no similar payments received in 2005.

Our operating cash flows consist of transaction revenues with related parties and Software Solutions fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Joint Services Agreement, remits the amount owed to us. In addition, we have entered into similar services agreements with BGC, Freedom, MPLLC and CO2e. Under the Administrative Services Agreement, the JSA and the services agreements with BGC, Freedom, MPLLC and CO2e, any net receivable or payable is settled monthly.

Investing Activities

During 2005, we used cash in investing activities of $30.2 million compared to $54.4 million in 2004. This decrease was primarily due to our acquisition of ECCO for $14.0 million in the prior year, the $5.8 million received for the sale of the Easyscreen bond and lower capitalized legal costs related to patent defense in 2005 as compared with 2004.

Financing Activities

During 2005, we used cash in financing activities of $28.7 million compared to cash used for financing activities of $28.6 million in 2004. During 2005, we repurchased approximately 3.5 million shares of our Class A common stock for a total purchase price of $28.9 million. Our Board of Directors has authorized the repurchase of up to an additional $100 million of our outstanding Class A common stock, of which $58.7 million remained available for repurchase at December 31, 2005. At the price levels at which we have been repurchasing shares, we believe the eSpeed shares represent an attractive investment, and, therefore, we may continue to repurchase shares opportunistically. In addition, proceeds from exercises of employee stock options and business partner warrants were lower in 2005 mainly because of lower overall market prices of our shares during 2005.

We anticipate, based on management’s experience and current industry trends, that our existing cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt, acquisition, recapitalization and reorganization alternatives. As a result, we may need to raise additional funds to:

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of December 31, 2005, our significant contractual obligations amounted to $75.3 million, consisting of the following minimum payments:

Contractual Obligations	2006	2007	2008	2009	2010	2011 and thereafter
Leases(1)	$4,142	$4,378	$4,340	$4,345	$4,359	$36,225
Purchase Obligations(2)	17,499	—	—	—	—	—
Total Contractual Cash Obligations	$21,641	$4,378	$4,340	$4,345	$4,359	$36,225

(1)	Operating lease obligations were to Cantor, principally related to office space and computer equipment.

(2)	Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, and accrued taxes on our Consolidated Statement of Financial Condition as of December 31, 2005.

As of December 31, 2005, we did not have any long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS 123(R)’’), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (‘‘SFAS 123’’) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB25’’). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We will adopt SFAS 123(R) in the first quarter of 2006 using the modified prospective method. Under the modified prospective method, we will recognize compensation expense based on the requirements of SFAS 123(R) for all share-based compensation arrangements granted after the effective date and for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

In response to these changes in accounting rules, prior to December 31, 2005, our Board of Directors accelerated the vesting of 6.3 million shares of unvested ‘‘out-of-the-money’’ stock options with a fair value of $17.6 million previously awarded to employees and officers. Under the intrinsic value method, as prescribed in APB 25, there was no compensation expense associated with this action as the exercise prices related to the accelerated options were above the fair market value of our common stock on the day the acceleration was affected. As a result of the acceleration, we will not recognize share based after-tax compensation expense of approximately $15.2 million in 2006, $2.0 million in 2007 and $0.4 million in 2008.

The adoption of SFAS 123(R)'s fair value method will impact our results of operations, although it will have no material impact on our overall financial position. The adoption of SFAS 123(R) will increase our operating expenses. We anticipate these increases will be approximately $300,000, $140,000 and $60,000 for the years ended December 31, 2006, 2007 and 2008, respectively, for options that remain unvested as of December 31, 2005. The full impact of adoption of SFAS 123(R) cannot be reasonably estimated at this time because it will depend on levels and type of share-based compensation arrangements in the future, along with the valuation model used and related assumptions. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) per share, as discussed in Note 2, Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, (‘‘FIN  47’’), to clarify the timing of the recording of certain asset retirement obligations required by SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 is effective December 31, 2005. The adoption of FIN 47 did not have a material impact on our consolidated results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (‘‘SFAS 154’’), which replaces Accounting Principles Board Opinions No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply SFAS 154 in future periods when it becomes applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2005, we had invested $141.4 million of our cash in securities purchased under reverse repurchase agreements, $59.2 million of which is fully collateralized by U.S. government securities and $82.2 million of which is fully collateralized by eligible equity securities, both of which are held in a third-party custodial account. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. Additionally, at December 31, 2005, we had invested $25.0 million in a money market fund held at overnight durations. This fund solely invests in short-term U.S. government fixed income securities.

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

We estimate that a hypothetical 10.0% adverse change in foreign exchange rates would have resulted in a decrease in net income in our international operations of $0.9 million for the year ended December 31, 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eSpeed, Inc.

Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003

Management’s Report on Internal Control over Financial Reporting	54

Report of Independent Registered Public Accounting Firm	56

Consolidated Financial Statements

Consolidated Statements of Financial Condition	57

Consolidated Statements of Income	58

Consolidated Statements of Cash Flow	59

Consolidated Statements of Stockholders’ Equity	60

Notes to Consolidated Financial Statements	61

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

eSpeed's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting was effective.

eSpeed's independent registered public accounting firm has audited and issued their report on management's assessment of eSpeed's internal control over financial reporting, which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
eSpeed, Inc.:

We have audited management's assessment, included within this December 31, 2005 Form 10-K of eSpeed, Inc. and subsidiaries (the "Company") at Item 8 under the heading "Management's Report on Internal Control Over Financial Reporting," that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2005 and the related consolidated statement of income, cash flows and changes in shareholders' equity for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
eSpeed, Inc.:

We have audited the accompanying consolidated statements of financial condition of eSpeed, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of eSpeed, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in ‘‘Internal Control – Integrated Framework’’ issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 15, 2006

eSpeed, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$37,070	$19,884
Reverse repurchase agreements with related parties	141,365	189,804
Total cash and cash equivalents	178,435	209,688
Fixed assets, net	58,291	50,605
Investments	7,742	12,709
Goodwill	12,184	11,949
Other intangibles, net	11,356	16,097
Receivable from related parties (Note 13)	4,345	1,630
Other assets	8,581	7,455
Total assets	$280,934	$310,133
Liabilities and Stockholders' Equity
Current liabilities:
Payable to related parties (Note 13)	$7,588	$7,113
Accounts payable and accrued liabilities	19,649	24,795
Total current liabilities	27,237	31,908
Deferred income	7,593	8,011
Total liabilities	34,830	39,919
Commitments and contingencies (Note 9)	—	—
Stockholders' Equity:
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 34,387,380 and 34,289,773 shares issued at December 31, 2005 and 2004, respectively	343	343
Class B common stock, par value $.01 per share; 100,000,000 shares authorized; 22,139,270 and 22,139,270 shares issued and outstanding at December 31, 2005 and 2004, respectively, convertible to Class A common stock	221	221
Additional paid-in capital	294,987	294,115
Unearned stock-based compensation	(1,592)	(3,080)
Treasury stock, at cost: 6,488,047 and 3,082,815 shares of Class A common stock at December 31, 2005 and 2004, respectively	(62,486)	(33,972)
Retained earnings	14,631	12,587
Total stockholders' equity	246,104	270,214
Total liabilities and stockholders' equity	$280,934	$310,133

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Transaction revenues with related parties
Fully electronic transactions	$74,669	$108,033	$110,015
Voice-assisted brokerage transactions	25,192	22,125	19,505
Screen-assisted open outcry transactions	2,863	846	538
Total transaction revenues with related parties (Note 13)	102,724	131,004	130,058
Software Solutions fees from related parties (Note 13)	25,818	18,642	15,124
Software Solutions and licensing fees from unrelated parties	15,534	13,418	9,125
Insurance recovery	1,692	—	—
Gain on sale of investments	1,015	—	—
Interest income	6,160	3,445	2,308
Total revenues	152,943	166,509	156,615
Expenses:
Compensation and employee benefits	50,633	40,671	36,114
Occupancy and equipment:
Amortization of software development costs and other intangibles	20,134	16,235	12,902
Other occupancy and equipment	30,678	25,202	23,733
Professional and consulting fees	8,788	5,594	3,519
Impairment of long-lived assets	2,386	6,268	—
Communications and client networks	8,157	6,487	6,714
Marketing	1,596	1,442	1,454
Administrative fees to related parties (Note 13)	13,938	13,228	10,442
Amortization of business partner and non-employee securities	318	856	2,167
Acquisition related costs	3,327	—	—
Other	9,896	8,219	6,334
Total operating expenses	149,851	124,202	103,379
Income before income taxes	3,092	42,307	53,236
Provision for income taxes	1,048	16,457	17,140
Net income	$2,044	$25,850	$36,096
Per share data:
Basic earnings per share	$0.04	$0.47	$0.65
Diluted earnings per share	$0.04	$0.46	$0.63
Basic weighted average shares of common stock outstanding	51,349	54,978	55,345
Diluted weighted average shares of common stock outstanding	52,066	56,318	57,499

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

eSpeed, Inc. & Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$2,044	$25,850	$36,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,085	24,060	18,044
Amortization of business partner and non-employee securities	318	856	2,167
Amortization of employee stock-based compensation	1,901	248	—
Impairment of capitalized software development costs	2,386	733	—
Impairment of intangible patent costs	—	5,535	—
Equity in net loss of unconsolidated investments	142	116	185
Gain on sale of investments	(1,015)	—	—
Deferred income tax expense	592	(1,169)	4,159
Tax benefit from stock option and warrant exercises	116	1,037	4,870
Issuance of securities under employee benefit plan	250	174	256
Changes in operating assets and liabilities – net of effect of business acquisitions:
Receivable from related parties (Note 13)	(2,706)	(112)	3,748
Other assets	(1,126)	(6,171)	215
Payable to related parties (Note 13)	475	790	(12,534)
Accounts payable and accrued expenses	(6,361)	4,188	(123)
Deferred income	(418)	8,011	—
Net cash provided by operating activities	27,683	64,146	57,083
Cash flows used in investing activities:
Purchase of fixed assets	(15,360)	(15,124)	(10,943)
Sale of premises and equipment	—	—	2,752
Capitalization of software development costs	(18,840)	(19,575)	(12,628)
Capitalization of patent defense and registration costs	(1,837)	(5,689)	(4,710)
Purchase of investment and acquisition, net of cash acquired	—	(13,995)	—
Proceeds from sale of investment	5,840	—	—
Net cash used in investing activities	(30,197)	(54,383)	(25,529)
Cash flows (used in) provided by financing activities:
Repurchase of Class A common stock	(29,197)	(31,878)	(1,872)
Proceeds from exercises of stock options and warrants	458	2,239	11,838
Receivable from broker on stock option exercises	—	1,064	(1,019)
Net cash (used in) provided by financing activities	(28,739)	(28,575)	8,947
Net (decrease) increase in cash and cash equivalents	(31,253)	(18,812)	40,501
Cash and cash equivalents at beginning of period	209,688	228,500	187,999
Cash and cash equivalents at end of period	$178,435	$209,688	$228,500
Supplemental cash information:
Cash paid for income taxes	$206	$16,655	$7,167

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share amounts)

	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Unamortized expense of stock based compensation	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance, January 1, 2003	$80	$298	$254	$270,656	$(3,252)	$(222)	$(49,359)	$218,455
Conversion of Class B common stock to Class A common stock (249,544 shares)	—	3	(3)	—	—	—	—	—
Issuance of non-employee securities	—	—	—	285	(285)	—	—	—
Amortization of business partner and non-employee securities	—	—	—	(178)	2,345	—	—	2,167
Issuance of Class A common stock from exercises of options and warrants (913,202 shares)	—	9	—	11,829	—	—	—	11,838
Tax benefit from stock option and warrant exercises	—	—	—	4,870	—	—	—	4,870
Issuance of Class A common stock for Deferral Plan match (7,439 shares) and other, net	—	—	—	131	—	—	—	131
Repurchase of Class A common stock (161,799 shares)	—	—	—	—	—	(1,872)	—	(1,872)
Net Income	—	—	—	—	—	—	36,096	36,096
Balance, December 31, 2003	$80	$310	$251	$287,593	$(1,192)	$(2,094)	$(13,263)	$271,685
Retirement of preferred stock	(80)	—	—	80	—	—	—	—
Conversion of Class B common stock to Class A common stock 3,000,000 shares	—	30	(30)	—	—	—	—	—
Issuance of Class A common stock from exercises of options and warrants 275,617 shares	—	3	—	2,239	—	—	—	2,242
Tax benefit from stock option and warrant exercises	—	—	—	1,037	—	—	—	1,037
Amortization of business partner and non-employee securities	—	—	—	—	856	—	—	856
Issuance of Class A common stock for Deferral Plan match 6,670 shares and other, net	—	—	—	174	—	—	—	174
Grant of restricted stock units	—	—	—	2,992	(2,992)	—	—	—
Amortization of employee stock based compensation	—	—	—	—	248	—	—	248
Repurchase of Class A common stock 2,896,416 shares	—	—	—	—	—	(31,878)	—	(31,878)
Net Income	—	—	—	—	—	—	25,850	25,850
Balance, December 31, 2004	$—	$343	$221	$294,115	$(3,080)	$(33,972)	$12,587	$270,214

	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Unamortized expense of stock based compensation	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders' Equity
Issuance of Class A common stock from exercises of options and warrants 89,852 shares	—	—	—	458	—	—	—	458
Tax benefit from stock option and warrant exercises	—	—	—	116	—	—	—	116
Amortization of business partner and non-employee securities	—	—	—	—	318	—	—	318
Class A common stock for Deferral Plan match	—	—	—	250	—	—	—	250
Grant of restricted stock units	—	—	—	1,090	(1,090)	—	—	—
Amortization of employee stock based compensation	—	—	—	—	1,901	—	—	1,901
Forfeiture of restricted stock units	—	—	—	(217)	217	—	—	—
Vesting of restricted stock units, 92,805 shares	—	—	—	(825)	—	825	—	—
Shares of common stock used to satisfy tax with holding obligations, 32,766 shares	—	—	—	—	142	(398)	—	(256)
Repurchase of Class A common stock 3,456,275 shares	—	—	—	—	—	(28,941)	—	(28,941)
Net Income	—	—	—	—	—	—	2,044	2,044
Balance, December 31, 2005	$—	$343	$221	$294,987	$(1,592)	$(62,486)	$14,631	$246,104

The accompanying Notes to Consolidated Financial
Statements are an integral part of these financial statements.

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

eSpeed, Inc. (‘‘eSpeed’’ or ‘‘the Company’’) primarily engages in the business of operating interactive electronic marketplaces designed to enable market participants to trade financial and non-financial products more efficiently and at a lower cost than traditional trading environments permit.

The Company commenced operations on March 10, 1999 and is a subsidiary of Cantor Fitzgerald, L.P. (‘‘Cantor’’). The Company is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering.

The Company’s Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’). These Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has more than a 50% equity ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year information to conform to the current year presentation.

2.    Summary of Significant Accounting Policies

Use of Estimates:    The preparation of these Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent. Estimates, by their nature, are based on judgment and available information. As such, actual results could differ from the estimates included in these Consolidated Financial Statements.

Revenue Recognition:

Transaction Revenues:    Securities transactions and the related transaction revenues are recorded on a trade date basis. Transaction revenues with related parties are comprised of fully electronic, voice-assisted brokerage and screen-assisted open outcry transactions.  See Note 13, Related Party Transactions, of the accompanying Notes to Consolidated Financial Statements for further discussion.

Software Solutions fees:    Pursuant to various services agreements, the Company recognizes fees from related parties in amounts generally equal to its actual direct and indirect costs, including overhead, of providing such services at the time when such services are performed. For specific technology support functions that are both utilized by the Company and provided to related parties, the Company allocates the actual costs of providing such support functions based on the relative usage of such support services by each party. In addition, certain clients of the Company provide online access to their customers through use of the Company’s electronic trading platform. The Company receives up-front and/or periodic fees from unrelated parties for the use of the Company’s platform. Such fees are deferred, and included in the accompanying Consolidated Statements of Financial Condition under the caption ‘‘Deferred Income’’, and recognized as revenue ratably over the term of the licensing agreement. The Company also receives fees for its front end trading software and patent licenses from unrelated parties. Such fees are recognized as income ratably over the license period.

Cash and Cash Equivalents:    The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of securities purchased under agreements to resell (reverse repurchase agreements) and a money market fund. See Note 12, Reverse Repurchase Arrangements, for more information regarding the Company’s reverse repurchase arrangements.

Restricted Cash:    The Company’s restricted cash consists of $2.1 million which has been placed in an escrow account, classified as ‘‘Other assets’’ on the accompanying Consolidated Statements of Financial Condition, pending the resolution of a legal matter related to the acquisition of ECCO.

Fixed Assets:    Fixed assets are carried at cost net of accumulated depreciation. Fixed assets, principally comprised of computer, communication equipment and software, are depreciated over their estimated economic useful lives (generally three to seven years) using the straight-line method. Internal and external direct costs of application development and of obtaining software for internal use are capitalized and amortized over their estimated economic useful life of generally three years on a straight-line basis. Leasehold improvements are amortized over their estimated economic useful lives, or the remaining lease term, whichever is shorter. Routine repairs and maintenance are expensed as incurred. When fixed assets are retired or otherwise disposed of, the related gain or loss is included in operating income.

Investments:    The Company’s investments in which it does not have a controlling interest or is not the primary beneficiary are accounted for under the equity method. The Company’s Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, FIN 46, and the revised interpretation (‘‘FIN 46(R)’’), the Company would also consolidate any variable interest entities (‘‘VIEs’’) of which it is the primary beneficiary. The Company is currently not the primary beneficiary of any such entities and therefore does not include any VIEs in its consolidated financial statements.

Patents:    Intangible assets consist of purchased patents, the costs to defend and enforce the Company’s rights under patents and costs incurred in connection with the filing and registration of patents. Capitalized costs related to the filing of patents are generally amortized on a straight-line basis over a period not to exceed three years. The costs of acquired patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method. The costs to defend and enforce the Company’s rights under these patents consist primarily of external litigation costs related to the pursuit of patent infringement lawsuits by the Company, and consist of fees for outside attorneys, technology experts and litigation support services. These costs are capitalized when such costs serve to enhance the value of the related patent, and are amortized over the remaining life of such patent. Should it be determined that the capitalized costs no longer serve to enhance the value of the respective patent, such as a situation in which the Company’s patent is held to be invalid, these capitalized costs would be expensed in the period in which such determination was made.

Long Lived Assets:    The Company periodically evaluates potential impairment of long lived assets and definite lived intangibles when a change in circumstances occurs, by applying the concepts of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, (‘‘SFAS 144’’) and assessing whether the unamortized carrying amount can be recovered over the remaining life through the undiscounted future expected cash flows generated by the underlying assets. If the undiscounted future cash flows are less than the carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. See Note 4, Fixed Assets, for information regarding asset impairment charges recognized by the Company.

Goodwill and Indefinite Lived Intangible Assets:    Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. As prescribed in SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. The Company determined that there was no impairment to goodwill and indefinite lived intangible assets during fiscal years 2005, 2004 and 2003, respectively.

Stock-Based Compensation:    Pursuant to guidelines contained in APB Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB25’’) and as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (‘‘SFAS 123’’), the Company records no expense for stock options issued to employees as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company accounts for stock issued to non-employees and business partners in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (‘‘EITF’’) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (‘‘EITF 96-18’’). SFAS 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of consideration received or the fair value of the equity instruments issued, whichever is more readily reliably measurable. Under the guidance in EITF 96-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

The following table represents the effect had the Company accounted for the options in its stock-based compensation plan based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$2,044	$25,850	$36,096
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $4,526, $12,775 and $5,530 of taxes for the year ended December 31, 2005, 2004 and 2003, respectively(1)	(8,828)	(19,978)	(11,644)
Net (loss) income, pro forma	$(6,784)	$5,872	$24,452
Earnings (loss) per share:
Basic – as reported	$0.04	$0.47	$0.65
Basic – pro forma	$(0.13)	$0.11	$0.44
Diluted – as reported	$0.04	$0.46	$0.63
Diluted – pro forma	$(0.13)	$0.10	$0.43

(1)	Does not include restricted stock unit expense which is reported in net income.

The following table presents the assumptions that were used in the Black-Scholes option pricing model for the respective periods:

Year	Weighted Avg. Grant Date Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2005	$4.29	3.88%	4.21	58%	None
2004	$5.15	3.03%	3.42	57%	None
2003	$9.57	2.40%	3.12	64%	None

In response to the changes in accounting rules pursuant to SFAS 123(R) during the fourth quarter of 2004, the Company's Board of Directors accelerated the vesting of unvested ‘‘out-of-the-money’’ stock options previously awarded to employees and officers. Under the intrinsic value method, there was no compensation expense associated with this action as the strike prices related to the accelerated options were above the fair market value of the Company's common stock on the day the acceleration was affected. As a result, options to purchase approximately 3.3 million shares with a fair value of $8.9 million became exercisable. This has been reflected in the above pro forma table as additional compensation expense for the year ended December 31, 2004. On March 8, 2005, the Company’s Board of Directors accelerated the vesting of additional 3.0 million unvested ‘‘out of the money’’ stock options with a fair value of $8.7 million, net of tax, previously awarded to officers and employees. As a result of the acceleration, the Company will not recognize share based after-tax compensation expense of approximately $15.2 million in 2006, $2.0 million in 2007 and $0.4 million in 2008.

Income Taxes:    Income taxes are accounted for using the asset and liability method, as prescribed in SFAS 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized. See Note 8, Income Taxes, for more information related to the Company’s deferred tax assets and liabilities.

Recent Accounting Pronouncements and Changes:    In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS 123(R)’’), which replaces SFAS 123 and supercedes APB25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company will adopt SFAS 123(R) in the first quarter of 2006 using the modified prospective method. Under the modified prospective method, the Company will recognize compensation expense based on the requirements of SFAS 123(R) for all share-based compensation arrangements granted after the effective date and for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

The adoption of SFAS 123(R)'s fair value method will impact the Company’s results of operations, although it will have no material impact on the Company’s overall financial position. The adoption of SFAS 123(R) will increase the Company’s operating expenses. The Company anticipates the increase will be approximately $300,000, $140,000 and $60,000 for the years ended December 31, 2006, 2007 and 2008, respectively, for options that remain unvested as of December 31, 2005. The full impact of adoption of SFAS 123(R) cannot be reasonably estimated at this time because it will depend on levels and types of share-based compensation arrangements in the future, along with the valuation model used and related assumptions. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) per share, as discussed above.

In March 2005, the FASB issued FIN 47 to clarify the timing of the recording of certain asset retirement obligations required by SFAS 143. FIN 47 is effective December 31, 2005. The adoption of FIN 47 has not had a material impact on the Company’s consolidated results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, which replaces Accounting Principles Board Opinions No. 20 ‘‘Accounting Changes’’ and SFAS No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.’’ SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS 154 in future periods when it becomes applicable.

3.    September 11 Events

On September 11, 2001, the Company was entitled to property and casualty insurance coverage of up to $40.0 million under its Administrative Services Agreement with Cantor. Cantor received property and casualty insurance payments related to the September 11 Events totaling $45.0 million in 2001. As a result of the September 11 Events, the Company’s fixed assets with a book value of approximately $17.8 million were destroyed. The Company has recovered these losses through $20.5 million of property insurance proceeds remitted from Cantor and, as such, has not recorded a net loss related to the destruction of the fixed assets. The basis for this allocation was the book value of the assets destroyed ($17.8 million) plus the difference of the cost of assets replaced through December 31, 2001 over the depreciated value of assets destroyed.

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. As of December 31, 2005, the Company estimates that it has replaced assets with an aggregate cost of approximately $22.2 million. During the fourth quarter of 2005, the Company received $1.7 million of insurance proceeds from Cantor. These proceeds were recognized as income in the accompanying Consolidated Statements of Income. In 2006, as the Company completes the move into its new global headquarters, it will be nearing the end of the replacement of the destroyed assets.

In December 2004 and early 2003, Cantor and one of its affiliates received grants from the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program. Both grant agreements contain certain recapture terms and contingencies, primarily in relation to establishing and maintaining premises and maintaining certain levels of employment in New York City in the future beginning in 2006. In October 2004, the Company’s Audit Committee approved the allocation by Cantor of a $3.1 million share of the WTC Business Recovery from Disproportionate Loss Program grant. This amount is included in ‘‘Deferred income’’ on the Consolidated Statements of Financial Condition as of December 31, 2005 and 2004.

4.    Fixed Assets

Fixed assets consisted of the following:

	As of December 31,
	2005	2004
	(in thousands)
Computer and communication equipment	$46,237	$34,749
Software, including software development costs	79,872	63,137
Leasehold improvements and other fixed assets	3,483	2,607
	129,592	100,493
Less: accumulated depreciation and amortization	(71,301)	(49,888)
Fixed assets, net	$58,291	$50,605

In February 2003, the Company sold to Cantor fixed assets with a net book value of approximately $2.5 million pursuant to a sale-leaseback agreement. The Company retains use of the assets in exchange for a $95,000 monthly charge under the Administrative Services Agreement (see Note 13, Related Party Transactions). Depreciation expense was $10.9 million, $8.4 million and $6.9 million for 2005, 2004 and 2003, respectively, and is included in the accompanying Consolidated Statements of Income under the caption ‘‘Other occupancy and equipment’’.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (‘‘SOP 98-1’’), the Company capitalizes qualifying computer software costs incurred during the application development stage. During the years ended December 31, 2005 and 2004, software development costs totaling $18.8 million and $19.6 million, respectively, were capitalized. For the years ended December 31, 2005, 2004 and 2003, the Company's Consolidated Statements of Income included $13.2 million, $10.0 million and $7.6 million, respectively, in relation to the amortization of software development costs.

Impairment charges of $2.4 million were recorded during the fourth quarter of 2005 related to the evaluation of currently capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $0.7 million were recorded during the fourth quarter of 2004 for capitalized costs related to the removal of the Price Improvement software feature. No impairment charges related to capitalized software were recognized in the year ended December 31, 2003. Impairment charges related to capitalized software are recorded under the caption ‘‘Impairment of long-lived assets’’ in the accompanying Consolidated Statements of Income.

5.    Goodwill and Other Intangible Assets

Goodwill

The change in the carrying value of goodwill during the year ended December 31, 2005 was as follows (in thousands):

Balance at December 31, 2004	$11,949
Net adjustments to purchase price for prior acquisitions	235
Balance at December 31, 2005	$12,184

Goodwill shown in table above was in connection with the acquisition of ECCO in October 2004 as more fully discussed in Note 10, Acquisitions.

Other Intangible Assets

Other intangible assets as of December 31 consisted of the following (in thousands):

	2005			2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents, including capitalized legal costs	$29,827	$(20,782)	$9,045	$27,600	$(14,586)	$13,014
Acquired intangibles:
Existing technology	2,832	(684)	2,148	2,832	(118)	2,714
Customer contracts	412	(249)	163	412	(43)	369
	$33,071	$(21,715)	$11,356	$30,844	$(14,747)	$16,097

During the years ended December 31, 2005, 2004 and 2003, the Company recorded intangible amortization expense of $7.0 million, $6.2 million and $5.3 million, respectively, under the caption ‘‘Amortization of software development costs and other intangibles’’ in the accompanying Consolidated Statements of Income. The estimated aggregate amortization expense for each of the next five fiscal years is as follows: $6.9 million in 2006, $2.1 million in 2007, $1.1 million in 2008, $0.6 million in 2009 and $0.1 million in 2010.

Patents

Wagner Patent:    In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the ‘‘Wagner Patent’’) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from ETS for an initial payment of $1.75 million in cash and 24,334 shares of the Company’s Class A common stock valued at $0.5 million. The Wagner Patent expires in 2007. Additional payments are contingent upon the generation of patent-related revenues. The Company earned a net $1.3 million in transaction fee based revenue from the long-term license agreement with InterContinentalExchange, including $0.2 million of fees paid to ETS in conjunction with the revenue generation. In order to perfect and defend the Company’s rights under the Wagner Patent, the Company has incurred substantial legal costs. As of December 31, 2005, the Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was $5.4 million and $10.2 million at December 31, 2005 and 2004, respectively.

In August 2002, the Company entered into a Settlement Agreement (the ‘‘Wagner Settlement Agreement’’) with ETS, CME and CBOT to resolve the litigation related to the Wagner Patent. As part of the Wagner Settlement Agreement, all parties were released from the legal claims brought against each other without admitting liability on the part of any party. Under the terms of the Wagner Settlement Agreement, CME and CBOT will each pay $15.0 million the Company as a fully paid up license, for a total of $30.0 million. Each $15.0 million payment includes a $5.0 million payment, which was received in 2002, and additional $2.0 million payments per year until 2007. The Company received $4.1 million and $4.0 million in 2005 and 2004, respectively. Of the $30.0 million to be received by the Company, approximately $5.8 million may be paid to ETS in its capacity as the former owner of the Wagner Patent, and the $24.2 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. During the years ended December 31, 2005 and 2004, approximately $1.2 million and $1.1 million, respectively, were paid to ETS. In connection with the Wagner Settlement Agreement, the Company has recognized revenue of $5.4 million the years ended December 31, 2005, 2004 and 2003, which is included in ‘‘Software Solutions and licensing fees from unrelated parties’’ in the accompanying Consolidated Statements of Income.

In December 2003, eSpeed and NYMEX entered into the NYMEX Settlement Agreement regarding the Wagner Patent. As a licensee of the Wagner Patent, NYMEX will pay the Company $8.0 million over a three-year period. The Company received payments of $2.0 million in 2005 and 2004. Of the $8.0 million to be received by the Company, $1.2 million was paid to ETS during 2005 and 2004 in its capacity as the former owner of the Wagner Patent and the remaining $6.8 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. For the years ended December 31, 2005, 2004 and 2003, the Company recorded revenue of approximately $2.1 million, $2.1 million and $0.1 million related to the NYMEX Settlement Agreement, respectively.

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

In July 2004, the Company and NYBOT renegotiated the NYBOT Agreement that originated between Cantor and the New York Cotton Exchange in 1997.  As part of the NYBOT Agreement, which expires in 2017, all previous agreements between NYBOT/New York Clearing Corporation companies and Cantor/eSpeed companies have been terminated.  As a result of the NYBOT Agreement, the Company is the sole owner of the Cantor Financial Futures Exchange and the Commodity Futures Clearing Corporation of New York.  Additionally, the Company agreed that NYBOT will provide processing services for futures contracts or options on futures contracts listed on the Cantor Financial Futures Exchange or other exchange designated by the Company.

Under the terms of the NYBOT Agreement, NYBOT will pay $5.5 million to the Company; $2.5 million was paid in July 2004 with three annual installments of $1.0 million year (or $3.0 million) payable until 2007.  In December 2004, the NYBOT Agreement was amended.  As such, the Company received $3.0 million from NYBOT, thereby satisfying all future installment payments.  During 2005, the Company recorded revenue of approximately $418,000 related to the NYBOT Agreement, and will recognize the $4.9 million balance as revenue ratably over the life of the NYBOT Agreement.

Lawrence Patent:    In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the ‘‘Lawrence Patent’’) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014. The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company’s Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. During the second quarter of 2005, the Company entered into an Amendment Agreement to amend the Purchase Agreement related to the Lawrence Patent. Pursuant to the Amendment Agreement, the Company will be required to pay $0.5 million over four years. Additional payments are contingent upon the generation of related revenues. The carrying value of the Lawrence Patent was $1.2 million and $0.8 million at December 31, 2005 and 2004, respectively.

Automated Auction Protocol Processor Patent:    In May 2003, US Patent No. 6,560,580 (the ‘‘580 Patent’’) was issued to Cantor for an Automated Auction Protocol Processor. The Company is the exclusive licensee of this patent, which expires in 2016. Under the Amended and Restated Joint Services Agreement between the Company and Cantor, the Company is responsible for bearing the costs associated with enforcing its rights under this patent. At December 31, 2004, the Company recorded an impairment charge of $5.5 million, under the caption ‘‘Impairment of long lived assets’’ in the accompanying Consolidated Statement of Income, related to the 580 Patent as further discussed in Note 9, Commitments and Contingencies.

Other:    The Company incurred costs in connection with various patent applications. The Company capitalized $1.7 million and $1.6 million of such legal costs for the years ended December 31, 2005 and 2004, respectively. The carrying value of the capitalized costs related to patent applications was $2.4 million and $2.0 million at December 31, 2005 and 2004, respectively.

Acquired Intangible Assets

In connection with the acquisition described in Note 10, Acquisitions, the Company recorded $3.2 million of purchased intangibles in 2004. The purchased intangibles consist of $2.8 million in existing technology and $0.4 million of customer contracts, which will be amortized on a straight-line basis over their estimated useful lives of five years and two years, respectively. The carrying value of the purchased intangibles was $2.3 million and $3.1 million as of December 31, 2005 and 2004, respectively.

6.    Other Assets

Other assets consisted of the following as of December 31:

	2005	2004
	(in thousands)
Pre-paid expenses	$2,480	$2,295
Licensing fees and other receivables	2,426	1,555
Restricted cash	2,129	2,129
Other assets	1,546	1,476
	$8,581	$7,455

7.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31:

	2005	2004
	(in thousands)
Deferred revenue	$2,151	$4,749
Current income tax payable	842	731
Deferred tax liability	3,804	3,212
Other taxes payable	1,613	1,990
Accured professional fees	3,551	4,763
Accrued bonus	789	1,299
Bank overdraft	513	2,230
Other accrued liabilities	6,386	5,821
	$19,649	$24,795

8.    Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Current
U.S. federal	$77	$14,617	$10,714
U.S. state and local	205	2,912	2,267
Foreign	133	97	—
	415	17,626	12,981
Deferred
U.S. federal	492	(988)	3,498
U.S. state and local	120	(187)	661
Foreign	21	6	—
	633	(1,169)	4,159
Income tax provision	$1,048	$16,457	$17,140

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
	2005	2004
	(in thousands)
Deferred tax asset
Non-deductible warrant expense	$12,252	$12,026
Basis difference of investments	1,793	1,776
Non-employee stock options	1,120	1,109
Foreign	1,616	1,594
Other deferred and accrued expenses	3,789	3,601
Total deferred tax asset	20,570	20,106
Valuation allowance	(13,337)	(13,223)
Net deferred tax asset	7,233	6,883
Deferred tax liability
Software capitalization	10,094	8,501
Gain on replacements of assets	667	1,046
Depreciation of fixed assets	200	472
Other	76	76
Total deferred tax liability	11,037	10,095
Net deferred tax liability	$(3,804)	$(3,212)

As reflected in the above table, the Company established a valuation allowance against the net deferred tax asset of $13.3 million and $13.2 million at December 31, 2005 and 2004, respectively. The valuation allowance primarily relates to non-deductible warrant expenses and net operating loss carry-forwards where it appears more likely than not, that such item will not be realized in the future.

Additionally, tax benefits associated with employee stock option and business partner warrant exercises served to reduce taxes currently payable by $116,000 as of December 31, 2005.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Federal income tax expense at 35% statutory rate	$1,117	$14,808	$18,633
State taxes, net of federal benefit	211	1,783	2,619
Foreign income tax benefit	(1,435)	(1,485)	—
Decrease in valuation allowance for deferred items currently recognized	102	(112)	(4,160)
Tax benefit of net operating loss not currently recognized	1,589	1,588	—
Other(benefit)	(536)	(125)	48
	$1,048	$16,457	$17,140

9.    Commitments and Contingencies

Commitments

Under an Administrative Services Agreement, the Company is obligated to Cantor for rental payments under Cantor’s various non-cancelable leases with third parties, principally for office space and computer equipment, expiring at various dates through 2020. Certain of these leases have renewal terms at the Company’s option and/or escalation clauses (primarily based on the Consumer Price Index). Minimum lease payments under these arrangements are as follows:

For the years ending December 31 (in thousands):

2006	$4,142
2007	4,378
2008	4,340
2009	4,345
2010	4,359
Thereafter	36,225
Total	$57,789

Rental expense under all operating leases for the years ended December 31, 2005, 2004 and 2003 was $6.4 million, $6.4 million and $6.7 million, respectively.

During 2005, the Company established a new global headquarters with Cantor at 110 East 59th Street in New York’s midtown Manhattan. Under the Administrative Services Agreement, the Company is obligated to Cantor for its pro rata portion (based on square footage used) of rental payments during the 16 year term of the lease for the new headquarters.

During 2006, Cantor and the Company will establish new offices at 40 Bank Street in London. Under the Administrative Services Agreement, eSpeed is obligated to Cantor for its pro rata portion (based on square footage used) of rental payments during the term of the lease for the new office space.

Legal Matters

In the ordinary course of business, various legal actions are brought and are pending against the Company. In some of these actions, substantial amounts are claimed. The Company is also involved, from time to time, in other reviews, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business, judgments, settlements, fines, penalties, injunctions or other relief.

In view of the inherent difficulty of projecting the outcome of such matters, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved when they ultimately will be resolved, or what the eventual settlement, fine, penalty or other relief might be. The outcome of each pending matter is unpredictable and may, from time to time, have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

By Summons and Complaint, dated October 30, 2002, eSpeed commenced an action in New York State Supreme Court against Municipal Partners LLC (‘‘MPLLC’’) seeking, among other things, damages as a result of MPLLC’s breach of a License and Services Agreement, under which MPLLC failed to pay eSpeed for ancillary information technology services and products provided to eSpeed, and failed to pay eSpeed a percentage of certain revenues derived by MPLLC from electronic trading. On November 19, 2002, MPLLC answered the Complaint. On April 1, 2004, MPLLC filed an amended Answer and Counterclaim. On May 25, 2004, eSpeed filed its reply to MPLLC’s Counterclaim. The parties have suspended active litigation pending settlement discussions.

In June 2003, the Company filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, ‘‘BrokerTec’’), in the United States District Court for the District of Delaware. The parties thereafter agreed to substitute the defendant OM AB Technology for defendant OM AB and dismiss claims against BrokerTec Global, LLC. By Order dated September 13, 2004, ICAP was dismissed as a defendant. The suit centers on BrokerTec's and Garban's alleged infringement of the 580 Patent issued on May 6, 2003, which expires in 2016, with respect to which eSpeed is the exclusive licensee. The patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. A jury trial began on February 7, 2005. In a pre-trial ruling on February 7, 2005, the U.S. District Court in Delaware ruled that the BrokerTec ETN did not infringe the Company’s 580 Patent. On February 22, 2005, the jury found that the Garban GTN did infringe the Company’s 580 Patent but that there was a deficiency in the application which led to the 580 Patent, finding that the Company ‘‘failed to provide adequate written description of each and every element recited’’ in certain claims of the 580 Patent. Briefing of post-trial motions and on issues including unenforceability was completed on June 27, 2005. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases. Oral argument was held on October 12, 2005. By Memorandum Order, dated December 5, 2005, the Court denied eSpeed's Motion for Judgment as a Matter of Law, or, in the Alternative, for a New Trial, and also denied BrokerTec's Motion for Judgment as a Matter of Law on Invalidity and Non-Infringement.  In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. The Company is currently awaiting entry of final judgment. The Company expects to appeal certain rulings to the U.S. Court of Appeals for the Federal Circuit.

In August 2004, Trading Technologies International, Inc. (‘‘TT’’) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against the Company. In its complaint, TT alleged that the Company infringed and continue to infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004 and U.S. Patent 6,772,132, which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude the Company from making, selling, and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that the Company had not raised a substantial question concerning the validity or infringement of the patents but that TT had not proved that it would suffer irreparable harm absent an injunction. A trial date for this case has not yet been set. On March 16, 2005, TT filed an amended Complaint against the Company and added infringement allegations against Ecco and ITSEcco. On April 6, 2005, eSpeed and Ecco answered the Complaint in which the Company denied the infringement allegations. At the same time, eSpeed and Ecco filed a Counterclaim seeking a declaration that the patents in a suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. On April 18, 2005, ITSEcco filed a motion to dismiss TT's complaint against it for lack of personal jurisdiction. TT agreed to dismiss ITSEcco from the lawsuit but added eSpeed International and EccoWare LLC as defendants in a Second Amended Complaint. On January 5, 2006, the Company answered TT's Second Amended Complaint in which the Company denied the infringement allegations. At the same time, the Company filed an Amended Counterclaim seeking a declaration that the patents in a suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and that the patents are unenforceable due to TT's patent misuse. Discovery is ongoing and the Court consolidated for certain discovery and Markman hearing purposes the Company’s case with other patent infringement cases brought by TT against other defendants. The Court set a discovery cut-off date of March 27, 2006, a Markman hearing for March 27, 28 and 29, 2006, and a trial date to begin on August 14, 2006. If TT ultimately prevails in this litigation, the Company may be required to pay TT damages and/or certain costs and expenses, and the Company may be forced to modify or withdraw certain products from the market. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

In the first quarter of 2005, the Company was named as a defendant in a number of purported class action complaints on behalf of all persons who purchased the securities of eSpeed from August 12, 2003, to July 1, 2004, alleging that the Company made ‘‘material false positive statements during the class period’’ and violated certain provisions of the Exchange Act, as amended, and certain rules and regulations thereunder. On April 8, 2005, the district court consolidated the purported class action complaints, and subsequently the court appointed lead plaintiffs and lead counsel. The Company received the consolidated and amended complaint (‘‘Amended Complaint’’) on September 27, 2005, which names as defendants the following: eSpeed; three officers, Howard Lutnick, Lee Amaitis, and Joseph Noviello; and one former officer, Jeffrey Chertoff. In the Amended Complaint, plaintiffs allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and allege violations of Section 20(a) against the individual defendants. The Amended Complaint alleges that defendants made material misstatements regarding the success of eSpeed’s Price Improvement product in violation of certain provisions of the Exchange Act, and certain rules and regulations thereunder. The Company believes the lawsuit is without merit. The Company filed and served a Motion to Dismiss the Consolidated Amended Class Action Complaint (‘‘Motion’’) on November 16, 2005. Plaintiffs’ papers in opposition to the Motion were served on January 6, 2006 and the Company’s reply brief in further support of the Motion was filed on February 10, 2006.

10.    Acquisitions

In October 2004, the Company acquired all of the outstanding stock of United Kingdom-based ECCO. ECCO is a highly specialized software developer focused on the financial markets. Under the terms of the agreement, the Company acquired ECCO for approximately $13.6 million in cash and will issue up to approximately 358,000 shares of the Company’s Class A common stock subject to compliance with the terms of the purchase agreement, including certain restrictive covenants. In addition, $2.1 million of additional consideration has been placed in an escrow account, classified as ‘‘Other assets’’ on the accompanying Consolidated Statements of Financial Condition, pending the resolution of a legal matter.

The following table summarizes the components of the net assets acquired (in thousands):

Accounts receivable	$465
Other assets	291
Intangible assets:
Customer contracts (estimated useful life of 2 years)	412
Existing technology (estimated useful life of 5 years)	2,832
Goodwill	12,184
Total assets acquired	$16,184
Deferred revenue	658
Taxes payable	455
Accounts payable and accrued expenses	1,436
Total liabilities assumed	2,549
Net assets acquired	$13,635

The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, Business Combinations, and accordingly, the assets and liabilities acquired were recorded at their fair value at the date of acquisition. The results of operations of ECCO have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results have not been presented because the effect of the acquisition was not material. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Goodwill will not be amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill associated with this acquisition is not expected to be deductible for tax purposes.

On June 15, 2005, the Company announced that it had submitted a binding irrevocable offer to acquire 51% of the share capital of Società per il Mercato dei Titoli di Stato — Borsa Obbligazionaria Europea S.p.A (‘‘MTS’’) for a total subscription price equal to 51% of Euro 250 million through the issuance of new MTS shares. On July 1, 2005, the Company announced that it had been informed by MTS that a majority of MTS shareholders had voted to accept an alternative offer to acquire a majority interest in MTS. As a result of the shareholder vote, the Company terminated its commitment letter with Cantor, in which Cantor agreed to provide the Company with an unsecured credit facility of $60 million. There were no termination penalties associated with the termination of the commitment letter. The Company incurred legal, accounting, advisory, financing and other related expenses incurred in connection with its offer. These costs, which include a $300,000 fee paid to Cantor for the unsecured credit facility commitment, amounted to $3.3 million and were recorded as acquisition-related costs in the accompanying Consolidated Statements of Income for the period ended December 31, 2005.

11.    Investments

Investments consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Freedom International Brokerge	$7,032	$7,048
EIP	707	701
Tradespark	3	3
Easyscreen	—	4,957
Total Investments	$7,742	$12,709

Easyscreen:    In October 2001, the Company purchased a secured convertible bond (the ‘‘Bond’’) in the principal amount of 2.0 million British Pounds Sterling issued by EasyScreen PLC. The Bond matures on October 29, 2006, subject to earlier conversion or repayment, accrues interest at a rate of

9.0% per year, which accumulates and is payable to the Company pro rata on the date of repayment or conversion. This investment was deemed to be held-to-maturity and was carried at amortized cost. In August 2005, the Company redeemed the secured convertible bond issued by Easyscreen PLC with a carrying value of $4.8 million for $5.8 million in cash proceeds. As a result, the Company recorded a pre-tax gain of $1.0 million in the accompanying Consolidated Statements of Income for the period ended December 31, 2005. Interest earned on this investment totaled $0.2 million, $0.4 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Tradespark:    The Company has a 15% investment in EIP Holdings, LLC (‘‘EIP Holdings’’), which in turn has a 99.5% investment in TradeSpark, L.P. (‘‘TradeSpark’’) a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings. The Company’s net income (loss) from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $6,000, $(62,000) and $(223,000) for the years ended December 31, 2005, 2004 and 2003, respectively, and is included under the caption ‘‘Other expenses’’ in the accompanying Consolidated Statements of Income. The 2004 amount includes the Company’s $110,462 share of the gain recognized for the negative goodwill recorded on the acquisition of EIP Holdings by EIP Holdings Acquisition.

Freedom:    The Company and Cantor formed a limited partnership (the ‘‘LP’’) to acquire an interest in Freedom International Brokerage (‘‘Freedom’’), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company. In April 2001, the Company contributed 310,769 shares of its Class A common stock, valued at approximately $7.0 million, to the LP as a limited partner, which entitles the Company to 75.0% of the LP’s capital interest in Freedom. The Company shares in 15.0% of the LP’s cumulative profits but not in cumulative losses. Cantor contributed 103,588 shares of the Company’s Class A common stock as the general partner. Cantor is allocated all of the LP’s cumulative losses or 85.0% of the cumulative profits. The LP exchanged the 414,357 shares for a 66.7% interest in Freedom. As more fully discussed in Note 14, Business Partner and Non-Employee Transactions, the Company also issued certain warrants in relation to this investment.

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

For the years ended December 31, 2005, 2004 and 2003, the Company’s share of Freedom’s net (loss) income was approximately ($16,000), ($54,000) and $17,000, respectively, and is included under the caption ‘‘Other expenses’’ in the accompanying Consolidated Statements of Income.

12.    Reverse Repurchase Agreements

Cash and cash equivalents at December 31, 2005 and 2004 included $141.4 million and $189.8 million, respectively, of reverse repurchase agreements, which are transacted on an overnight basis with Cantor. Reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at fair value, approximated by the contractual amount for which the securities will be resold, including accrued interest. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount deposited. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return amounts deposited when appropriate. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are held under a custodial arrangement with a third party bank and are not permitted to be resold or repledged. The fair value of such collateral at December 31, 2005 and 2004 totaled $150.7 million and $200.6 million, respectively.

13.    Related Party Transactions

A significant amount of the Company’s revenues, expenses, assets and cash flows are dependent on related party transactions with Cantor, BGC, TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC.

Under the Company’s Amended and Restated Joint Services Agreement with Cantor ("JSA") which was amended as of October 1, 2005, as well as under services agreements with BGC, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, the Company owns and operates the electronic trading systems and are responsible for providing electronic brokerage services, and BGC, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations.   In general, for fully electronic transactions in U.S. Treasuries, the Company receives 65% of the transaction revenues and Cantor, BGC or Freedom receives 35% of the transaction revenues. With respect to other fully electronic transactions, the following provisions are applicable.

With respect to foreign exchange transactions, the 65%/35% revenue share between eSpeed and Cantor shall be paid after the payment of any revenue share amount to certain participants on the FX platform and after payment of fees relating to clearance, settlement and fulfillment services provided by Cantor. Such clearing and settlement fees shall be shared 65%/35% in the event that the average cost of such services exceeds the average costs associated with clearing and settling cash transaction in U.S. Treasuries.

The Company has agreed to divide revenue with Cantor with respect to European Government Bonds (‘‘EGBs’’) traded electronically as follows: (i) the first $1.5 million of gross revenues from EGBs traded electronically shall be shared 65% to eSpeed and 35% to Cantor, (ii) from July 1, 2005 through June 30, 2009, net revenues for EGBs derived from gross revenues in excess of $1.5 million shall be shared 50% to eSpeed and 50% to Cantor, and (iii) after June 30, 2009, net revenues from EGBs derived from gross revenues in excess of $1.5 million shall then be shared 65% to eSpeed and 35% to Cantor. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of EGB electronic revenues.

The Company has agreed to divide revenue between the Company and Cantor with respect to all products other than benchmark U.S. treasury securities, spot foreign exchange or EGBs which become electronically traded in the future as follows: the Company may receive no less than 50% of the net revenues for such products for a period of four years from the date a customer enters an order on the Company’s eSpeed system for such products, or four-years from the date of the amendment in the case of products which are currently voice-assisted for BGC customers. At the end of such four-year period, the revenue share shall revert to a payment to eSpeed of 65% of the net revenues for such products. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of such electronic revenues.

With respect to the equity order routing business conducted for Cantor, eSpeed and Cantor each receive 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. In addition, any eSpeed equity order routing business that is not conducted for Cantor will also be treated as a fully electronic transaction, and the Company will receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues.

Municipal Partners, LLC is to share with us 50% of the fully electronic revenues related to municipal bonds and the Company and CO2e.com, LLC each receive 50% of the fully electronic revenues.

With respect to (i) certain network access facilities services agreements and (ii) other circumstances in which Cantor refers network access facility services business to the Company, 60% of net revenues from such business would be paid to Cantor and 40% of such revenues would be paid to the Company. This revenue sharing arrangement will be made after deduction of all sales commissions, marketing, helpdesk, clearing and direct third-party costs, including circuits and maintenance.

With respect to private labeling of the eSpeed system to Cantor parties, the net revenue between eSpeed and Cantor with respect to such privately labeled businesses shall be shared 50% to eSpeed and 50% to Cantor for a period of four years from the date such customer begins trading. Thereafter, net revenues shall be shared 65% to the Company and 35% to Cantor. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of such electronic revenues.

The Company is authorized to pay directly to BGC or Cantor brokers up to 10% of gross revenues on increased electronic trading on the Company’s eSpeed system by customers of such brokers in certain products. These payments are intended to provide incentive to voice brokers to encourage additional electronic trading on the Company’s eSpeed system by their customers and are solely in the discretion of the Company’s management.

Effective October 1, 2005, the Company amended its arrangement with Cantor with respect to Cantor's Gaming Businesses to allow the Cantor Parties to provide their own Gaming Development Services. With that, former eSpeed technical personnel who had been primarily engaged in providing Gaming Development services for Cantor's Gaming Businesses were hired directly by Cantor. Consequently, the payment provisions in the JSA were amended to provide the Company a 12.5% share of the Gaming Transaction Revenues. In exchange for such revenue share, the Company will provide to Cantor all Gaming-related Ancillary IT services consistent with the Ancillary IT services as is currently provided by eSpeed, and all reasonable replacement Ancillary IT. Further, Cantor will reimburse eSpeed for 100% of all direct costs expended by eSpeed for additional items requested by Cantor which are solely dedicated to Cantor's Gaming Business. As a result, all previous spending obligations by the Company for Cantor's Gaming Business are also terminated. eSpeed shall also provide to Cantor access to its business and property, including property, technology, software, and hardware in order to engage in development with respect to the Gaming Business.

In general, for voice-assisted brokerage transactions, the Company receives 7% of the transaction revenues, in the case of BGC transactions, and 35% of the transaction revenues, in the case of Freedom transactions.  For CO2e.com, LLC the Company receives 20% of the transaction revenues.   For screen-assisted open outcry brokerage transactions, the Company receives 2.5% of the transaction revenues in the case of BGC transactions, and for CO2e.com, LLC, the Company receives 20% of the transaction revenues.

Under various services agreements, the Company has agreed to provide Cantor, BGC, Freedom, MPLLC and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, BGC, Freedom and MPLLC the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. These services are provided to CO2e and to Cantor with respect to its gaming business at no additional cost other than the revenue sharing arrangement set forth above. Also, in connection with Cantor’s gaming business, The Company has agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its request in exchange for payment by Cantor of all of the direct costs for such items.

Under an Administrative Services Agreement, Cantor provides various administrative services to eSpeed, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months' prior notice by either eSpeed or Cantor. eSpeed incurred administrative fees for such services during the twelve months ended

December 30, 2005, 2004 and 2003 totaling $13.9 million, $13.2 million and $10.4 million, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are related party services because Cantor controls eSpeed. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if eSpeed did not obtain such services from Cantor.

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. Receivables from Freedom and MPLLC totaled approximately $1.0 million and $1.0 million as of December 31, 2005 and 2004, respectively. All amounts due from related parties are included in the caption ‘‘Receivable from related parties’’ in the accompanying Consolidated Statements of Financial Condition.

In December 2005, the Company entered into an agreement with BGC to provide the technology and support for the first integrated voice and electronic U.S. Dollar repo trading platform for the primary dealer community. The Company and BGC will split gross revenues generated by the new platform 50%/50% after a deduction of total broker compensation associated with the extra commission paid to BGC brokers up to a cap of 50% of gross revenues.

As of December 31, 2005, the Company had $141.4 million of reverse repurchase agreements with Cantor. See Note 12, Reverse Repurchase Agreements, for more information regarding this arrangement.

14.    Business Partner and Non-Employee Transactions

The amortization expense for the issuance of business partner and non-employee securities for the year ended December 31, was as follows:

	2005	2004	2003
	(in thousands)
UBS warrants	$274	$469	$1,013
Non-employee stock options	44	87	136
Freedom warrants	—	300	1,196
Deutsche Bank warrants	—	—	(178)
Total	$318	$856	$2,167

UBS:    In connection with an agreement between eSpeed, certain Cantor entities and certain UBS entities, the Company previously issued to UBS Americas Inc., successor by merger to UBS USA Inc. (‘‘UBS’’), a warrant to purchase 300,000 shares of its Class A common stock (the ‘‘Warrant Shares’’). The warrant has a term of 10 years from August 21, 2002 and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and nonforfeitable, and is exercisable nine years and six months after issuance, subject to acceleration upon the satisfaction by UBS of certain commitment conditions. On August 21, 2002, the Company recorded additional paid in capital and unamortized expense of business partner securities of $2.2 million, representing the fair value of the Warrant Shares.

UBS failed to comply with the commitment condition for the period August 1, 2002 to July 31, 2003. Commencing September 18, 2003, the UBS Agreement was renegotiated to facilitate UBS’s ability to meet the commitment condition going forward, and to provide for a revised acceleration schedule (the "Revised Agreement"). The Revised Agreement provides for acceleration of 125,000 warrant shares on October 1, 2003, of which warrants to purchase 75,000 shares of our Class A common stock were exercised by UBS in October 2003, and acceleration of the remaining 175,000 warrant shares in seven equal tranches of 25,000 shares each quarter, commencing with the quarter ending January 31, 2004, subject to the satisfaction by UBS of the revised commitment conditions set forth in the Revised Agreement. The Company has notified UBS that it failed to comply with the commitment conditions for each of the seven quarters commencing November 1, 2003 and ending July 31, 2005 and that it is not entitled to acceleration of any of the 175,000 warrant shares.

Deutsche Bank:    In connection with an agreement with Deutsche Bank, AG (‘‘Deutsche Bank’’), the Company previously sold Series C Redeemable Convertible Preferred Stock (Series C Preferred) to

Deutsche Bank. On July 30th of each year of the five-year agreement in which Deutsche Bank fulfills its liquidity and market making obligations for specified products, one-fifth of such Series C Preferred would have automatically converted into warrants to purchase shares of the Company's Class A common stock.

Deutsche Bank was deemed to have fulfilled its obligations under the agreement for the twelve months ended July 31, 2002 and, accordingly, a warrant to purchase 150,000 shares of the Company’s Class A common stock was issued by the Company. The Company informed Deutsche Bank that it was not in compliance with the agreement for the twelve months ended July 31, 2003 and that a warrant would not be issued for such period. As a result, the Company reversed the amortization expense recorded since August 2002 for such warrant.

Based on certain communications and the failure of Deutsche Bank to comply with the agreement since March 28, 2003, the Company further notified Deutsche Bank that it believes it has terminated its right to receive warrants under the agreement for the remaining commitment periods. The 450 shares of Series C Preferred with respect to the twelve-month periods ended July 31, 2003, 2004 and 2005 are redeemable by the Company for 4,500 shares of Class A common stock.

Freedom:    In connection with the Company’s investment discussed in Note 10, Investments, the Company issued fully vested, nonforfeitable warrants to purchase 400,000 shares of its Class A common stock at an exercise price per share of $22.43 to provide incentives over the three-year period ending April 2004 to the other Freedom owner participants to migrate to the Company’s fully-electronic platform. The Company recorded additional paid-in capital and unamortized expense of business partner securities of approximately $3.6 million in 2001, representing the value of the warrants. The warrants were fully amortized prior to 2005.

15.    Capitalization

The rights of holders of shares of Class A and Class B common stock are substantially identical, except that holders of Class B common stock are entitled to 10 votes per share, while holders of Class A common stock are entitled to one vote per share. Additionally, each share of Class B common stock is convertible at any time, at the option of the holder, into one share of Class A common stock. Cantor holds 99.8% of the Company’s outstanding Class B common stock. The remaining 0.2% of the Company's Class B common stock is owned by CF Group Management, Inc., the general managing partner of Cantor.

The Company's Board of Directors has authorized the repurchase of up to $100 million of outstanding Class A common stock. During the year ended December 31, 2005, the Company repurchased approximately 3.5 million shares of the Company’s Class A common stock for a total of $28.9 million in cash under this plan, at an average price per share of $8.37. During the year ended December 31, 2004, the Company repurchased 2.9 million shares of its Class A common stock for a total of $31.9 million in cash under the plan, at an average price of $11.00. The Company has $58.7 million remaining from its $100 million buyback authorization.

In March 2004, the Company retired all outstanding shares of Series A and Series B Preferred Stock.

16.    Long-Term Incentive Plan

The Company has adopted the eSpeed, Inc. 1999 Long-Term Incentive Plan as amended in 2003, (the ‘‘LT Plan’’), which provides for awards in the form of 1) either incentive stock options or non-qualified stock options; 2) stock appreciation rights; 3) restricted or deferred stock; 4) dividend equivalents; 5) bonus shares and awards in lieu of obligations to pay cash compensation and 6) other awards, the value of which is based in whole or in part upon the value of the Company’s Class A common stock. The total number of shares of stock that may be subject to outstanding awards, determined immediately after the grant of any award, shall not exceed the greater of 18.5 million shares, or such number that equals 30% of the total number of shares of all classes of the Company's common stock outstanding at the effective time of such grant. The maximum term of the options which have been granted is 10 years from the date of grant.

The Compensation Committee of the Board of Directors administers the LT plan and is generally empowered to determine award recipients, and the terms and conditions of those awards. Awards may be granted to directors, officers, employees, consultants and service providers of the Company and its affiliates.

During December 2005 and 2004, the Company granted eligible employees approximately 139,000 shares and 103,000 shares, respectively, of restricted stock units with a market value at the date of grant of $1.1 million and $1.2 million, respectively. The restricted stock units are payable in shares of the Company’s common stock upon vesting, which is one year from date of grant. The market value of the restricted stock units at the date of grant was recorded as unearned compensation in the accompanying Consolidated Statements of Stockholders’ Equity.

In connection with the acquisition of ECCO as discussed in Note 10, Acquisitions, the Company is obligated to issue approximately 180,000 shares of its Class A common stock to certain employees of ECCO subject to the terms of the purchase agreement. During October 2005, the Company issued 7,505 shares to eligible employees and 1,876 shares were forfeited. The remaining 170,619 shares will vest ratably over 2006 and 2007. The market value of these shares was approximately $1.8 million using an average market price of $9.99. The average market price was based on the average closing price for a range of trading days preceding the closing date of the acquisition.

A summary of the activity associated with restricted stock units is as follows:

Restricted Stock Units
Balance as of December 31, 2003	—
Granted	281,720
Balance as of December 31, 2004	281,720
Granted	139,400
Exercised	(92,805)
Cancelled	(19,326)
Balance as of December 31, 2005	308,989

Compensation expense will be recognized over the vesting period ranging from one to three years. Total compensation expense related to restricted stock units before associated income taxes was $1.9 million, $0.2 million and $0 for 2005, 2004 and 2003, respectively.

17.    Options and Warrants

Issued in Connection with the Long-Term Incentive Plan:    During the years ended December 31, 2005, 2004 and 2003, respectively, the Company issued options to purchase 0.3 million, 3.6 million and 2.3 million shares of Class A common stock pursuant to the Plan. The exercise prices for these options equaled the value of the Company’s Class A common stock on the date of each award. The options generally vest ratably and on a quarterly basis over four or five years from the grant date.

Issued in Connection with Acquisitions, Investments and Business Partner Transactions:    As discussed in Note 14, Business Partner and Non-Employee Transactions, in August 2002, the Company issued to UBS warrants to purchase 300,000 shares of the Company’s Class A common stock at an exercise price equal to $8.75 per share. UBS exercised warrants to purchase 50,000 Class A common stock shares and 75,000 Class A common stock shares during 2004 and 2003, respectively. No UBS warrants were exercised in 2005.

The following table summarizes changes in the Company’s stock options and warrants for the years ended December 31 2005, 2004 and 2003:

	Options	Warrants	Total	Weighted Average Exercise Price
Balance, January 1, 2003	15,395,598	2,333,332	17,728,930	$18.90
Granted	2,336,414	—	2,336,414	$19.69
Exercised	(838,202)	(75,000)	(913,202)	$12.18
Canceled	(189,133)	—	(189,133)	$11.86
Balance, December 31, 2003	16,704,677	2,258,332	18,963,009	$19.39
Granted	3,638,500	—	3,638,500	$13.31
Exercised	(225,617)	(50,000)	(275,617)	$8.44
Canceled	(3,456,997)	(135,000)	(3,591,997)	$22.69
Balance, December 31, 2004	16,660,563	2,073,332	18,733,895	$17.74
Granted	297,000	—	297,000	$8.75
Exercised	(89,852)	—	(89,852)	$5.10
Canceled	(2,220,151)	—	(2,220,151)	$23.23
Balance, December 31, 2005	14,647,560	2,073,332	16,720,892	$16.92

The following table provides further details relating to all of the Company’s stock options and warrants outstanding as of December 31, 2005:

	Options and Warrants Outstanding		Options and Warrants Exercisable
Range of Exercise Prices	Number outstanding	Weighted Average exercise price	Weighted average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price
$5.10 - $12.00	4,968,234	$7.85	7.1	4,748,628	$7.84
$12.01 - $18.00	4,846,060	15.00	7.0	4,846,060	15.00
$18.01 - $27.25	5,457,911	21.88	5.0	5,457,911	21.88
$27.26 - $40.02	1,350,307	35.14	4.4	1,350,307	35.14
$40.03 - $74.75	98,380	43.13	4.5	98,380	43.13
	16,720,892	$16.92	6.2	16,501,286	$17.03

18.    Earnings Per Share

SFAS No. 128, Earnings per Share ("SFAS 128"), establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company.

The following is a reconciliation of the basic and diluted earnings per share computations:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net income for basic and diluted earnings per share	$2,044	$25,850	$36,096
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	51,349	54,978	55,345
Diluted effect of:
Stock options	605	1,281	2,051
Restricted stock grants	112	12	—
Business partner securities	—	47	103
Weighted average shares used in diluted computation	52,066	56,318	57,499
Earnings per share:
Basic	$0.04	$0.47	$0.65
Diluted	$0.04	$0.46	$0.63

At December 31, 2005, 2004 and 2003, approximately 17.5 million, 17.5 million and 16.8 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

19.    Deferred Compensation Plan

Employees of the Company are eligible to participate in the eSpeed, Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates (the ‘‘Deferred Compensation Plan’’), whereby eligible employees may elect to defer a portion of their salaries by directing the Company to contribute to the Deferred Compensation Plan.

The Plan is available to all employees of the Company meeting certain eligibility requirements and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employee contributions are directed to one or more investment funds, one of which, beginning in 2000, invests in the Company’s Class A common stock (the ‘‘eSpeed Stock Fund’’). The Company will match contributions to the eSpeed Stock Fund annually with up to $3,000 of the Company’s Class A common stock per participant. For the years 2005, 2004 and 2003, the Company contributed approximately 20,000, 15,000 and 7,000 shares, respectively, of its Class A common stock relating to employee contributions to the eSpeed Stock Fund. The administration of the Deferred Compensation Plan is performed by Cantor. The Company pays its proportionate share of such administrative costs under the Administrative Services Agreement.

20.    Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Exchange Act, which requires the maintenance of minimum liquid capital, as defined. At December 31, 2005, eSpeed Government Securities, Inc.'s liquid capital of $109,560,679 was in excess of minimum requirements by $109,535,679. Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 of the Exchange Act, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2005, eSpeed Securities, Inc. had net capital of $41,911,692 which was $41,844,374 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .02 to 1.

As of December 31, 2005, the Company’s regulated subsidiaries have no third party restrictions on their ability to transfer net assets to their parent company, eSpeed, Inc., except for the minimum liquid capital and net capital requirements for eSpeed Government Securities, Inc. and eSpeed Securities, Inc., which respectively were $25,000 and $67,318. Both of these amounts were deemed immaterial per the requirements of SEC Rule 5-04 of the Exchange Act.

The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

21.    Segment and Geographic Information

Segment information:    The Company currently operates its business in one segment, that of operating interactive electronic marketplaces for the trading of financial and non-financial products, licensing software, and providing technology support services to Cantor and other related and unrelated parties.

Product information:    The Company currently markets its services through the following products: core products, including an integrated network engaged in electronic trading in government securities in multiple marketplaces over the eSpeed system; new product rollouts, including introduction of products in non-equity capital markets; product enhancement software, which enables clients to engage in enhanced electronic trading of core products and future product rollouts; and eSpeed Software Solutions, which allows customers to use the Company's intellectual property and trading expertise to build electronic marketplaces and exchanges, develop customized trading interfaces and enable real-time auctions and debt issuance. Revenues from core products comprise the majority of the Company's revenues.

Geographic information:    The Company operates in the Americas (primarily in the U.S.), Europe and Asia. Revenue attribution for purposes of preparing geographic data is principally based upon the marketplace where the financial product is traded, which, as a result of regulatory jurisdiction constraints in most circumstances, is also representative of the location of the client generating the transaction resulting in commissionable revenue. The information that follows, in management's judgment, provides a reasonable representation of the activities of each region as of and for the periods indicated.

Revenues by geographic area for the year ended December 31, are as follows:

	2005	2004	2003
	(in thousands)
Transaction revenues:
Europe	$26,052	$30,215	$27,751
Asia	1,874	2,028	2,112
Total Non-Americas	27,926	32,243	29,863
Americas	74,798	98,761	100,195
Total	$102,724	$131,004	$130,058

Assets by geographic area as of December 31, are as follows:

	2005	2004
	(in thousands)
Long lived assets:
Europe	$11,393	$15,765
Asia	668	387
Total Non-Americas	12,061	16,152
Americas	46,230	34,453
Total	$58,291	$50,605

22.    Selected Quarterly Data (unaudited)

The following table sets forth, by quarter, the Company’s unaudited statement of operations data for the period from January 1, 2004 to December 31, 2005. Results of any period are not necessarily indicative of results for a full year.

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenues	$38,904	$37,455	$38,772	$37,812
Total expenses	36,801	39,862	36,062	37,126
Income before income taxes	2,103	(2,407)	2,710	686
Income tax provision	764	(949)	837	396
Net income (loss)	$1,339	$(1,458)	$1,873	$290
Basic earnings (loss) per share	$0.03	$(0.03)	$0.04	$0.01
Diluted earnings (loss) per share	$0.02	$(0.03)	$0.04	$0.01

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenues	$44,638	$42,845	$39,771	$39,255
Total expenses	27,077	27,998	30,353	38,774
Income before income taxes	17,561	14,847	9,418	481
Income tax provision	6,866	5,805	3,683	103
Net income	$10,695	$9,042	$5,735	$378
Basic earnings per share	$0.19	$0.16	$0.11	$0.01
Diluted earnings per share	$0.18	$0.16	$0.10	$0.01

23.    Subsequent Event

In February 2006, a subsidiary of Cantor acquired all of the assets of IDT Horizon GT, Inc. (‘‘Horizon’’), a Delaware corporation. Immediately prior to the closing of the acquisition, the Company entered into a software license agreement (the ‘‘Horizon License Agreement’’) with Horizon, pursuant to which Horizon granted the Company a perpetual, fully paid-up, non-transferable (except to affiliates of the Company) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities. The Horizon License Agreement permits the Company to use the software worldwide in connection with the processing of trades in the Company’s product offerings, provided that the software may not be used for the processing of the business of any other person, firm or entity. The Horizon License Agreement was transferred to Cantor in connection with the asset purchase of Horizon. The Horizon License Agreement further provides that in the event Cantor sells the Horizon business, it will pay the Company an amount equal to 23% of the total consideration received in connection with such sale, up to a maximum of $1.5 million. In consideration for the license and support services to be provided under the Horizon License Agreement, the Company issued to Horizon a warrant to acquire 312,937 shares of Class A common stock of the Company, which warrant will not be transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87. The warrant was issued by the Company pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The transaction was approved by the Company's Audit Committee.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended as of the end of the period covered by this Report, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting

The report of management required under this ITEM 9A is contained in ITEM 8 of this Report under the caption "Management's Report on Internal Control Over Financial Reporting."

(c)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report Of Independent Registered Public Accounting Firm

The attestation report required under this ITEM 9A is contained in ITEM 8 of this Report under the caption "Report of Independent Registered Public Accounting Firm."

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information as of March 7, 2006 regarding our directors and executive officers.

Name	Age	Title
Howard W. Lutnick.	44	Chairman of the Board and Chief Executive Officer
Lee M. Amaitis.	56	Vice Chairman; Director
Kevin Foley	46	President; Director
John H. Dalton	64	Director(1)(2)
Henry (‘‘Hank’’) Morris	52	Director(1)(2)
Albert M. Weis	79	Director(1)(2)
Stephen M. Merkel	47	Executive Vice President; General Counsel; Secretary
Paul Saltzman	45	Chief Operating Officer
Jay Ryan	43	Chief Financial Officer

(1)	Non-employee director

(2)	Member of the Audit and Compensation Committees

Each director shall serve until our next annual meeting of stockholders and each executive officer shall serve at the pleasure of our board of directors.

Howard W. Lutnick.    Mr. Lutnick has been our Chairman of the Board of Directors and Chief Executive Officer since June 1999 and was our President from September 2001 to May 2004. Mr. Lutnick joined Cantor Fitzgerald, L.P. (‘‘Cantor’’) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992. Mr. Lutnick's company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Managers of Haverford College, the Board of Directors of the Zachary and Elizabeth M. Fisher Center for Alzheimer's Disease Research at Rockefeller University, the Executive Committee of the Intrepid Museum Foundation's Board of Trustees and the Board of Directors of the Solomon Guggenheim Museum Foundation.

Lee M. Amaitis.    Mr. Amaitis has been our Vice Chairman since May 2004 and our Global Chief Operating Officer and director since September 2001. Mr. Amaitis has been Vice Chairman of eSpeed International Limited since December 1999 and, since October 1, 2004, Chairman and Chief Executive Officer of BGC Partners, L.P. (‘‘BGC’’). Mr. Amaitis has also been President and Chief Executive Officer of BGC International (formerly Cantor Fitzgerald International) and Cantor Fitzgerald Europe since March 1995. Prior to joining Cantor, Mr. Amaitis was Managing Partner and Senior Managing Director of Cowen Government Brokers from April 1991 to February 1995 and was Manager MBS and Limited Partner of Cowen & Co. from February 1989 to April 1991.

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

John H. Dalton.    Mr. Dalton has been our director since February 2002. In January 2005, Mr. Dalton became the President of the Housing Policy Council of the Financial Services Roundtable, a trade association and lobbying organization composed of large financial services companies. Mr. Dalton was President of IPG Photonics Corp., a company that designs, develops and manufactures a range of advanced amplifiers and lasers for the telecom and industrial markets, from September 2000 to December 2004. From May 1999 to June 2000, Mr. Dalton was Chairman and Chief Executive Officer of EPCAD Systems, a company that researches and develops electroplasma technology for the metals industry. Mr. Dalton served as Secretary of the Navy from July 1993 to November 1998. Mr. Dalton serves on the Board of Directors of TransTechnology Corp., a company that designs and manufactures defense and aerospace products, IPG Photonics Corp., Nationwide Financial Services, Inc. and Fresh Del Monte Produce Inc., a producer and marketer of fresh produce.

Henry (‘‘Hank’’) Morris.    Mr. Morris has been our director since May 2003. Mr. Morris is the founding partner, Chairman and President of Morris & Carrick, Inc., a media and strategic consulting firm. He has broad experience directing media and strategy for political campaigns and ballot initiatives. Mr. Morris has also served as a crisis communications consultant, including on behalf of Cantor Fitzgerald and eSpeed in the aftermath of the September 11th tragedy. Since 1996, Mr. Morris has also been Chairman, Chief Executive Officer and a major stockholder of Curran & Connors, Inc. Since 1997, Mr. Morris has also served as a director and Audit Committee member of CDSI Holdings, Inc., a company that seeks new Internet-related or other business opportunities.

Albert M. Weis.    Mr. Weis has been President of A.M. Weis & Co., Inc., a money management company, since 1976. Mr. Weis was Chairman of the New York Cotton Exchange from 1997 to 1998, 1981 to 1983 and 1977 to 1978. From 1998 to 2000, Mr. Weis was Chairman of the New York Board of Trade. From 1996 to 1999, Mr. Weis was a director and chairman of the audit committee of Synetic, Inc., a company that designs and manufactures data storage products, and, from 1999 to 2001, he was a director and chairman of the audit committee of Medical Manager Corporation (successor to Synetic, Inc.).

Stephen M. Merkel.    Mr. Merkel has been our Executive Vice President, General Counsel and Secretary since September 2001 and was our Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel was our director from September 2001 until October 2004. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. Mr. Merkel serves as a director and Secretary of the Cantor ExchangeSM. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was associated with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is on the Board of Directors of Freedom International Brokerage Company.

Jay Ryan.    Mr. Ryan has been our Chief Financial Officer since April 2005 and was our Interim Chief Financial Officer beginning in May 2004. Prior to joining us, Mr. Ryan served at Goldman Sachs & Company as a Managing Director. Mr. Ryan joined Goldman Sachs in 1988 where he served as Global Head of Product Control from January 2000 to December 2001 and as Assistant Controller from January 2000 to May 2004. Mr. Ryan was a staff auditor for Arthur Andersen & Co. prior to being employed by Goldman Sachs.

Paul Saltzman.    Mr. Saltzman has been our Chief Operating Officer since June 2004. Prior to joining us, from 1995 to June 1, 2004, Mr. Saltzman was the Executive Vice President and General Counsel for The Bond Market Association, the trade association for the fixed income industry. Mr. Saltzman served as in-house counsel for Greenwich Capital Markets from 1994 to 1995 and Kidder, Peabody & Co. from 1990 to 1994, and from 1985 to 1990, was an attorney for New York and Washington, D.C.-based law firms. Since January 2006, Mr. Saltzman is serving as a member of the Bond Market Association’s Board of Directors in his capacity as Chairman of the Brokers Advisory Committee.

Committees of the Board

Our Board of Directors has an Audit Committee. The members of the Audit Committee are presently Messrs. Dalton, Weis (Chairman) and Morris, all of whom qualify as ‘‘independent’’ in accordance with the published listing requirements of The NASDAQ Stock Market. In addition, as further required by the NASDAQ rules, our Board of Directors has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The members of the Audit Committee also each qualify as ‘‘independent’’ under special standards established by the U.S. Securities and Exchange Commission (SEC) for members of audit committees, and the Audit Committee includes at least one member who is determined by our Board to meet the qualifications of an ‘‘audit committee financial expert’’ in accordance with SEC rules, including that the person meets the relevant definition of an ‘‘independent’’ director. Albert Weis and Hank Morris are independent directors who have been determined to be audit committee financial experts.

Our Board of Directors has a Compensation Committee. The members of the Compensation Committee are presently Messrs. Morris (Chairman), Dalton and Weis, all of whom are non-employee directors. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering our stock option and stock purchase plan.

Nominating Process

Our Board of Directors does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. As a result, all directors participate in the consideration of director nominees that are recommended for selection by a majority of the independent directors as defined by the Nasdaq rules. Our Board of Directors believes that such participation of all directors is appropriate given the size of our Board of Directors and the level of participation of our independent directors in the nomination process. Our Board of Directors will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors and, absent special circumstances, our Board of Directors will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a proposal for a director candidate should follow the instructions set forth in the section below entitled ‘‘Stockholder Proposals.’’

Our Board of Directors considers the following minimum criteria when reviewing a director nominee: (1) director candidates must have the highest character and integrity, (2) director candidates must be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) director candidates must possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) director candidates must have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director, and (5) director candidates must have the capacity and desire to represent the best interests of our stockholders. Our Board of Directors screens candidates, does reference checks and conducts interviews, as appropriate. Our Board of Directors does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.

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

Based solely on our review of the copies of such forms received by us with respect to fiscal 2005, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

CODE OF ETHICS AND WHISTLEBLOWER PROCEDURES

In 2004, we adopted the eSpeed Code of Business Conduct and Ethics (the ‘‘Code of Ethics’’), a code of ethics that applies to our Board of Directors, Chief Executive Officer, Chief Financial Officer, other executive officers and our other employees. The Code of Ethics is publicly available on our website at www.espeed.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our principal executive officer, principal financial or accounting officer or controller, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

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

The following table provides certain summary information concerning all compensation earned for the years ended December 31, 2005, 2004 amd 2003 by our Chief Executive Officer and each of our four most highly compensated executive officers serving as of December 31, 2005 (collectively, the ‘‘Named Executive Officers’’):

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation Salary ($)		Bonus ($)		Long-Term Compensation Awards Securities Underlying Options (#)		Other Compensation ($)(4)
Howard W. Lutnick	2005	$1,000,000		$—		—		$3,000
Chairman and Chief Executive Officer	2004	1,000,000		—		1,000,000		3,000
	2003	400,000		600,000		1,000,000		3,000
Lee M. Amaitis	2005	354,166		—		—		—
Vice Chairman	2004	900,000		—		250,000		—
	2003	450,000		500,000		200,000		—
Kevin Foley	2005	900,000		800,000		—		3,000
President	2004	600,000	(1)	400,000		875,000	(3)	—
	2003	—		—		—		—
Stephen M. Merkel	2005	600,000		150,000		—		3,000
Executive Vice President, General Counsel	2004	600,000		150,000		100,000		3,000
and Secretary	2003	250,000		500,000		100,000		3,000
Paul Saltzman	2005	550,000		550,000		—		—
Chief Operating Officer	2004	291,666	(2)	400,000	(2)	350,000	(3)	—
	2003	—		—		—		—

(1)	Amount paid in 2004 based on hire date of May 1, 2004 at an annual salary of $900,000 pursuant to employment agreement.

(2)	Amount paid in 2004 based on hire date of June 1, 2004 and annual salary of $500,000 and guaranteed bonus of $300,000 for 2004, and sign-on bonus of $50,000 pursuant to employment agreement.

(3)	On their respective start dates, Kevin Foley was granted 500,000 options and Paul Saltzman was granted 200,000 options. The remaining options were granted on December 20, 2004.

(4)	Consists of matching contributions by us under our Deferral Plan and paid in shares of Class A Common Stock.

There were no options or SARs granted during 2005 to any of our Named Executive Officers.

The following table provides information, with respect to the Named Executive Officers, concerning options held as of December 31, 2005. There were no SARs held at fiscal year end by any of the Named Executive Officers.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year-End Option Values

	Shares Aquired on Exercise #	Value Realized On Exercise $	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-Money Options at fiscal Year End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Howard W. Lutnick	—	—	7,125,000	—	$3,915,000	—
Lee Amaitis	—	—	1,212,500	—	619,875	—
Kevin Foley	—	—	875,000	—	—	—
Stephen Merkel	—	—	610,000	—	287,100	—
Paul Saltzman	—	—	350,000	—	—	—
	—	—	10,172,500	—	$4,821,975	—

Employment Agreements

We entered into an employment agreement with Kevin Foley, our President, dated April 23, 2004 (the ‘‘Foley Agreement’’). The Foley Agreement provides for Mr. Foley to serve us as our President for a term beginning on May 3, 2004 and ending on December 31, 2006. The Foley Agreement provides for an annual base salary of $900,000. In addition, it provides for a bonus payment (i) in 2004 of between $600,000 and $900,000 and (ii) in each of 2005 and 2006 of at least $600,000, subject in each such year to our achievement of certain operating earnings milestones. The Foley Agreement also provides that Mr. Foley shall receive options to purchase 500,000 shares of our Class A Common Stock in accordance with the terms of our 1999 Long-Term Incentive Plan. These option shares were granted to Mr. Foley on May 3, 2004 at an exercise price of $17.43 per share and vest in equal installments every quarter for four years after the date of grant; provided that all such option shares become fully vested and exercisable upon the death of Mr. Foley while employed.

We entered into an employment agreement with Paul Saltzman, our Chief Operating Officer, dated April 29, 2004 (the ‘‘Saltzman Agreement’’). The Saltzman Agreement provides for Mr. Saltzman to serve us in such capacity for a term beginning on May 24, 2004 and ending on December 31, 2006. The Saltzman Agreement provides for a signing bonus of $50,000, an annual base salary of $500,000, and a bonus payment of $300,000 in each of 2004, 2005 and 2006. The Saltzman Agreement also provides that Mr. Saltzman shall receive options to purchase 200,000 shares of our Class A Common Stock in accordance with the terms of our 1999 Long-Term Incentive Plan. These options shares were granted to Mr. Saltzman on April 29, 2004 at an exercise price of $17.67 per share and vest in equal installments every quarter for four years after the date of grant; provided that all such option shares become fully vested and exercisable upon the death of Mr. Saltzman while employed.

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as directors. On July 20, 2005, we granted options to purchase 10,000 shares of Class A common stock to each of John H. Dalton, William J. Moran, Henry Morris and Albert Weis as compensation for their service as directors. All options were granted at an exercise price per share equal to $8.86, which was the closing price of our Class A common stock on July 20, 2005. These options vest in three equal installments beginning on the first of three semi-anniversaries of the date of grant. Under our current policy, each of our non-employee directors is granted an option to purchase 30,000 shares of our Class A common stock in connection with his initial election to our Board of Directors and an option to purchase 10,000 shares of our Class A common stock each year he serves as a director thereafter. In addition, non-employee directors receive annual compensation of $25,000. They also receive cash compensation of $2,000 for each meeting of our Board of Directors and $1,000 for each meeting of a committee of our Board of Directors actually attended, whether in person, by telephone or otherwise. However, none of our non-employee directors will be paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors also are reimbursed for out-of-pocket expenses incurred in attending meetings of our Board of Directors or committees of our Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors consists of Messrs. Dalton, Morris and Weis. All of the members of our Compensation Committee are non-employee directors and are not former officers. During 2005, none of our executive officers served as a member of the board of directors or on the compensation committee of a corporation where any of its executive officers served on our Compensation Committee or on our Board of Directors.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

By Management.    The following table sets forth certain information, as of March 7, 2006, with respect to the beneficial ownership of our Common Equity by: (i) each director; (ii) each of the executive officers; and (iii) all Named Executive Officers and directors as a group. Each person listed below can be reached at our headquarters located at 110 East 59th Street, New York, NY 10022. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of Class A common stock for purposes of this table.

Beneficial Ownership (1)
	Class A common stock				Class B common stock
Name	Shares		%		Shares		%
Howard Lutnick	31,322,960	(2)	54.8	%(3)	22,139,270	(4)	100%
Lee M. Amaitis	1,316,012	(5)	4.5	%(6)	—		—
Kevin Foley	877,205	(7)	3.0	%(8)	—		—
Stephen M. Merkel	628,897	(9)	2.2	%(10)	—		—
Paul Saltzman	352,200	(11)	1.2	%(12)	—		—
John H. Dalton	62,200	(13)		*	—		—
Albert M. Weis	66,000	(14)		*	—		—
Henry Morris	50,000	(15)		*	—		—
Jay Ryan	52,145	(16)		*	—		—
All executive officers and directors as a group (9 Persons)	34,727,619		57.5	%(17)	22,139,270		100%

*	Less than 1%

(1)	Based upon information supplied by Executive Officers and Directors, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’).

(2)	Consists of (1) 7,125,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006, (2) 535,990 shares of Class A common stock held by Cantor Fitzgerald, L.P., (‘‘CFLP’’), (3) 22,090,525 shares of Class B common stock held by CFLP, (4) 388,812 shares of Class A common stock held by CF Group Management, Inc., (‘‘CFGM’’), 48,745 shares of Class B common stock held by CFGM, (5) 955,673 shares of Class A common stock held directly by Mr. Lutnick, (6) 2,626 shares of Class A common stock held in Mr. Lutnick’s 401(k) account and (7) 175,589 shares of Class A common stock held by a trust for the benefit of descendants of Mr. Lutnick, of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees. CFGM is the managing general partner of CFLP and Mr. Lutnick is the President and sole stockholder of CFGM.

(3)	Percentage based on (1) 27,907,731 shares of Class A common stock outstanding on March 7, 2006, (2) 22,139,270 shares of Class B common stock outstanding on March 7, 2006 and (3) 7,125,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006.

(4)	Consists of (1) 22,090,525 shares of Class B common stock held by CFLP, which shares are immediately convertible into shares of Class A common stock and (2) 48,745 shares of Class B common stock held by CFGM.

(5)	Consists of (1) 1,212,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006 and (2) 103,512 shares of Class A common stock held directly by Mr. Amaitis.

(6)	Percentage based on (1) 27,907,731 shares of Class A common stock outstanding on March 7, 2006 and (2) 1,212,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006.

(7)	Consists of (1) 875,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006 and (2) 2,205 shares of Class A common stock held in Mr. Foley’s 401(k) account.

(8)	Percentage based on (1) 27,907,731 shares of Class A common stock outstanding on March 7, 2006 and (2) 875,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006.

(9)	Consists of (1) 610,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006, (2) 14,217 shares of Class A common stock held directly by Mr. Merkel, (3) 2,430 shares of Class A common stock held in Mr. Merkel’s 401(k) account and (4) 2,250 shares of Class A common stock beneficially owned by Mr. Merkel’s spouse.

(10)	Percentage based on (1) 27,907,731 shares of Class A common stock outstanding on March 7, 2006 and (2) 610,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006.

(11)	Consists of (1) 350,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006 and (2) 2,200 shares of Class A common stock held directly by Mr. Saltzman.

(12)	Percentage based on (1) 27,907,731 shares of Class A common stock outstanding on March 7, 2006 and (2) 350,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006.

(13)	Consists of (1) 60,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006 and (2) 2,200 shares of Class A common stock held directly by Mr. Dalton.

(14)	Consists of (1) 50,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006, (2) 9,000 shares of Class A common stock held directly by Mr. Weis and (3) 7,000 shares of Class A common stock, of which 1,000 shares are beneficially owned by Mr. Weis’ spouse, 4,000 shares are held in trust for Mr. Weis’ children and 2,000 shares are beneficially owned by Mr. Weis’ children.

(15)	Consists of 50,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006.

(16)	Consists of (1) 50,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006 and (2) 2,145 shares of Class A common stock held in Mr. Ryan’s 401(k) account.

(17)	Percentage based on (1) 27,907,731 shares of Class A common stock outstanding on March 7, 2006, (2) 22,139,270 shares of Class B common stock outstanding on March 7, 2006 and (3) 10,382,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2006.

By Others.    The following table sets forth certain information, as of March 7, 2006, with respect to the beneficial ownership of our common equity by each person or entity known to us to beneficially own more than 5% of a class of our common equity, other than our officers and directors. Unless indicated otherwise, the address of each entity listed is 110 East 59th Street, New York, NY 10022, and each entity listed has sole voting and investment power over the shares beneficially owned. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal amount of number of shares of Class A common stock for purposes of this table.

Beneficial Ownership
	Class A common stock				Class B common stock
Name	Shares		%		Shares		%
Cantor Fitzgerald, L.P	22,626,515	(1)	45.2	(2)	22,090,525		88.8	(3)
CF Group Management, Inc	23,064,072	(4)	46.1	(2)	22,139,270	(5)	100.0	(3)
Downtown Associates, L.L.C	3,226,300	(6)	11.6	(7)	—		—

(1)	Consists of (1) 535,990 shares of Class A common stock and (2) 22,090,525 shares of Class B common stock.

(2)	Percentage based on 27,907,731 shares of Class A common stock outstanding on March 7, 2006 and 22,139,270 shares of Class B common stock outstanding on March 7, 2006.

(3)	Based on 21,139,270 shares of Class B common stock outstanding on March 7, 2006.

(4)	Consists of (1) 388,812 shares of Class A common stock held by CFGM, (2) 48,745 shares of Class B common stock held by CFGM, (3) 535,990 shares of Class A common stock held by CFLP and (4) 22,090,525 shares of Class B common stock held by CFLP. CFGM is the managing general partner of CFLP.

(5)	Consists of (1) 48,745 shares of Class B common stock held by CFGM and (2) 22,090,525 shares of Class B common stock held by CFLP. CFGM is the managing general partner of CFLP.

(6)	As set forth in a Schedule 13G (Amendment No. 1) filed on February 14, 2006, the address of Mr. Juvonen is c/o Downtown Associates, L.L.C., 674 Unionville Road, Suite 105, Kennett Square, Pennsylvania 19348. The shares are held by Downtown Associates I, L.P., Downtown Associates II, L.P., Downtown Associates III, L.P., Downtown Associates IV, L.P. and Downtown Associates V, L.P. (collectively referred to as the ‘‘Downtown Funds’’). The general partner of the Downtown Funds is Downtown Associates, L.L.C. (the ‘‘General Partner’’). Mr. Juvonen, as the Managing Member of the General Partner, has sole power to vote and direct the disposition of all shares of the common stock held by the Downtown Funds.

(7)	Percentage based on 27,907,731 shares of Class A common stock outstanding on March 7, 2006.

Equity Compensation Plan Information as of December 31, 2005

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Amended and Restated 1999 Long-Term Incentive Plan (approved by security holders)	14,647,560	$16.92	3,852,440
Equity compensation plans not approved by security holders	—	—	—
Total	14,647,560	$16.92	3,852,440

For a description of the Amended and Restated 1999 Long-Term Incentive Plan, see Note 16, Long-Term Incentive Plan, of the accompanying Notes to Consolidated Financial Statements.

In December 2005, we issued an aggregate of 139,400 restricted stock units under such 1999 Long-Term Incentive Plan to 298 employees. These units shall vest and be payable in shares of our Class A Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE FORMATION TRANSACTIONS

Concurrently with our initial public offering, Cantor contributed to us certain of our assets. These assets primarily consist of the proprietary software, network distribution systems, technologies and related contractual rights that comprise our eSpeed system. In exchange for these assets, we issued to Cantor 43,999,900 shares of our Class B common stock, representing approximately 98% of the voting power of our capital stock outstanding at the time. Cantor converted 3,350,000 of these shares into the shares of our Class A common stock which it sold in our initial public offering in December 1999.

We entered into the agreements described below in connection with the formation transactions and to help define the terms of our relationship with Cantor in the future. In an effort to mitigate conflicts of interest between us and Cantor, we and Cantor have agreed that none of these agreements may be amended without the approval of a majority of our disinterested directors.

JOINT SERVICES AGREEMENT

Under our JSA with Cantor, as well as under services agreements with Freedom, Municipal Partners, LLC, and CO2e.com, LLC, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and Cantor and BGC, Freedom, Municipal Partners, LLC and CO2e.com, LLC provide voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. Our agreement with Cantor provides for a perpetual term.

REVENUE SHARING ARRANGEMENTS

Under our Amended and Restated Joint Services Agreement with Cantor (JSA) which was amended as of October 1, 2005, as well as under services agreements with BGC, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and BGC, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace

intermediary operations.   In general, for fully electronic transactions in U.S. treasuries, we receive 65% of the transaction revenues and Cantor, BGC or Freedom receives 35% of the transaction revenues. With respect to other fully electronic transactions, the following provisions are applicable:

•	With respect to foreign exchange transactions, the 65%/35% revenue share between eSpeed and Cantor shall be paid after the payment of any revenue share amount to certain participants on the FX platform and after payment of fees relating to clearance, settlement and fulfillment services provided by Cantor. Such clearing and settlement fees shall be shared 65%/35% in the event that the average cost of such services exceeds the average costs associated with clearing and settling cash transaction in U.S. Treasuries.

•	We have agreed to divide revenue with Cantor with respect to European Government Bonds (‘‘EGBs’’) traded electronically as follows: (i) the first $1,500,000 of gross revenues from EGBs traded electronically shall be shared 65% to eSpeed and 35% to Cantor, (ii) from July 1, 2005 through June 30, 2009, net revenues for EGBs derived from gross revenues in excess of $1,500,000 shall be shared 50% to eSpeed and 50% to Cantor, and (iii) after June 30, 2009, net revenues from EGBs derived from gross revenues in excess of $1,500,000 shall then be shared 65% to eSpeed and 35% to Cantor. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of EGB electronic revenues.

•	We have agreed to divide revenue between us and Cantor with respect to all products other than benchmark U.S. treasury securities, spot foreign exchange or EGBs which become electronically traded in the future as follows: we may receive no less than 50% of the net revenues for such products for a period of four years from the date a customer enters an order on our eSpeed system for such products, or four years from the date of the amendment in the case of products which are currently voice-assisted for BGC customers. At the end of such four year period, the revenue share shall revert to a payment to eSpeed of 65% of the net revenues for such products. Net revenues shall be calculated after deduction of all electronic business related broker payouts, commissions and other related compensation expenses.

•	With respect to the equity order routing business conducted for Cantor, eSpeed and Cantor each receive 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. In addition, any eSpeed equity order routing business that is not conducted for Cantor will also be treated as a fully electronic transaction, and we will receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues.

•	Municipal Partners, LLC is to share with us 50% of the fully electronic revenues related to municipal bonds and we and CO2e.com, LLC each receive 50% of the fully electronic revenues.

•	With respect to (i) certain network access facilities services agreements and (ii) other circumstances in which Cantor refers network access facility services business to us, 60% of net revenues from such business would be paid to Cantor and 40% of such revenues would be paid to us. This revenue sharing arrangement will be made after deduction of all sales commissions, marketing, helpdesk, clearing and direct third-party costs, including circuits and maintenance.

•	With respect to Cantor’s gaming business, we receive 12.5% of certain net revenues from Cantor's gaming business as defined in the JSA, and treat all such revenue as fully electronic. Cantor is responsible for its own development services for its gaming business and we have agreed to provide Cantor access to our business and property, including intellectual property, technology, software, and hardware in order to conduct such gaming development.

•	With respect to private labeling of the eSpeed system to Cantor parties, the net revenue between eSpeed and Cantor with respect to such privately labeled businesses shall be shared 50% to eSpeed and 50% to Cantor for a period of four years from the date such customer begins trading. Thereafter, net revenues shall be shared 65% to us and 35% to Cantor. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of such electronic revenues.

•	We are authorized to pay directly to BGC or Cantor brokers up to 10% of gross revenues on increased electronic trading on our eSpeed system by customers of such brokers in certain products. These payments are intended to provide incentive to voice brokers to encourage additional electronic trading on our eSpeed system by their customers and are solely in the discretion of our management.

In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues, in the case of BGC transactions, and 35% of the transaction revenues, in the case of Freedom transactions.  For CO2e.com, LLC we receive 20% of the transaction revenues.   For screen assisted open outcry brokerage transactions, we receive 2.5% of the transaction revenues in the case of BGC transactions, and for CO2e.com, LLC, we receive 20% of the transaction revenues.

Under various services agreements, we have agreed to provide Cantor, BGC, Freedom, MPLLC and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, BGC, Freedom and MPLLC the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. These services are provided to CO2e and to Cantor with respect to its gaming business at no additional cost other than the revenue sharing arrangement set forth above. Also, in connection with Cantor’s gaming business, we have agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its request in exchange for payment by Cantor of all of the direct costs for such items.

Under an Administrative Services Agreement, Cantor provides various administrative services to eSpeed, including accounting, tax, legal, human resources and facilities management. We are required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months' prior notice by either eSpeed or Cantor. eSpeed incurred administrative fees for such services during the twelve months ended December 30, 2005 and 2004 totaling $13.9 million, $13.2 million, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are related party services because Cantor controls eSpeed. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if eSpeed did not obtain such services from Cantor.

SOFTWARE SOLUTIONS SERVICES

We provide to Cantor, Freedom, BGC, Municipal Partners, LLC, and CO2e.com, LLC, Software Solutions services, including (1) systems administration; (2) internal network support; (3) support and procurement for desktops of end-user equipment; (4) operations and disaster recovery services; (5) voice and data communications; (6) support and development of systems for clearance, settlement and other fulfillment services; (7) systems support for broker; (8) electronic applications systems and network support and development; and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, BGC and Freedom the actual direct and indirect costs, including overhead that we incur in performing these services. We charge Municipal Partners, LLC, an amount based on the actual direct and indirect costs, including overhead, of providing such services.

These services are provided to CO2e.com, LLC and to Cantor with respect to its gaming business at no additional cost other than the revenue sharing arrangement set forth above. With respect to Cantor’s gaming business, we have agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar items solely dedicated to Cantor's gaming business at its request in exchange for payment by Cantor of all of the direct costs for such items.

INTELLECTUAL PROPERTY

Cantor has granted to us a license covering Cantor’s patents and patent applications that relate to our eSpeed system. The license is perpetual, irrevocable, worldwide and royalty free and is exclusive, except in the event that (1) we are unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require us to do so, or we are unable to provide such services or (2) we do not exercise our right of first refusal to provide to Cantor electronic brokerage services with respect to a marketplace, in which events Cantor will have a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. Cantor will cooperate with us, at our expense, in any attempt by us to prevent any third party infringement of our patent rights under the license. Cantor has also granted to us a non-exclusive, perpetual, irrevocable worldwide, royalty-free right and license to use the servicemarks ‘‘Cantor Exchange® ,’’ ‘‘Interactive Matching® ,’’ ‘‘MOLESM’’ and ‘‘CX® ’’.

NON-COMPETITION AND MARKET OPPORTUNITY PROVISIONS

The Joint Services Agreement imposes performance obligations on us and restricts our ability to compete with Cantor and Cantor’s ability to compete with us in markets that we and Cantor traditionally operate. We and Cantor have agreed to exclude the TradeSpark and Freedom marketplaces from the provisions of the Joint Services Agreement in order to enable us to enter into separate agreements in connection with these marketplaces.

ADMINISTRATIVE SERVICES AGREEMENT

Under our Administrative Services Agreement with Cantor, Cantor provides certain administrative and management services to us. Cantor makes available to us some of its administrative and other staff, including its internal audit, Treasury, legal, tax, insurance, human resources, facilities, corporate development and accounting staffs. Members of these staffs arrange for our insurance coverage and provide a wide array of services, including administration of our personnel and payroll operations, benefits administration, internal audits, facilities management, promotional sales and marketing, legal, risk management, accounting and tax preparation and other services. We reimburse Cantor for the actual costs incurred by Cantor, plus other reasonable costs, including reasonably allocated overhead and any applicable taxes. We have also entered into arrangements with Cantor under which we have the right to use certain assets, principally computer equipment, from Cantor. These assets may be subject to operating leases with third party leasing companies. We also have arrangements with Cantor under which we share office space provided by them at their offices. Under the Administrative Services Agreement, we provide sales, marketing and public relations services to Cantor. Cantor reimburses us for the actual costs incurred by us, plus other reasonable costs, including reasonably allocated overhead. The Administrative Services Agreement had an initial three-year term , renewed for three successive one-year renewal terms and will continue to renew automatically for successive one-year terms unless canceled by either us or Cantor upon six months’ prior notice; provided, however, that our right to use our London office space expires at the earlier of (1) the time Cantor’s lease expires in 2016 or (2) until Cantor ceases to be an affiliate of ours and Cantor asks us to vacate.

Pursuant to the Administrative Services Agreement, Cantor is required to obtain for us, among other things, property and casualty insurance of not less than $40 million and business interruption insurance of $25 million. Cantor has procured property insurance coverage for us covering our fixed assets and business interruption insurance of at least these coverage amounts. However, we are listed on this insurance policy as one of several insured parties, together with Cantor and several of its affiliates. This insurance policy is for aggregate amounts in excess of the amounts set forth above. The

Administrative Services Agreement does not provide for the allocation of the proceeds among the named insured parties. Insurance proceeds paid to date have been paid to Cantor on behalf of all parties named on the policy, and Cantor has allocated these proceeds among the insured parties. As a result of the terrorist attacks of September 11, 2001 (the September 11 Events), our offices in the World Trade Center were destroyed and we lost 180 of our employees, including many members of our senior management. As of December 31, 2005, we had received approximately $22.2 million of replacement property insurance proceeds in settlement for property damage related to the September 11 Events. We are entitled to reimbursement by Cantor for certain replacement assets, which replacement is nearing completion.

We are also a party to an administrative services agreement, dated as of November 12, 2004, with two of our broker-dealer subsidiaries, eSpeed Government Securities, Inc. and eSpeed Securities, Inc.  Under this agreement, these subsidiaries agree to compensate us for the actual cost (plus reasonable other costs, including reasonably allocated overhead and any applicable taxes) of certain services provided by us to them, including office space, personnel and certain corporate services, including, without limitation, cash management, internal audit, facilities management, legal, payroll, benefits administration and other administrative services.  This agreement remains in effect until terminated upon the mutual agreement of all parties.

REGISTRATION RIGHTS AGREEMENT

Pursuant to the Registration Rights Agreement entered into by Cantor and us, Cantor has received piggyback and demand registration rights.

The piggyback registration rights allow Cantor to register the shares of our Class A common stock issued or issuable to it in connection with the conversion of its shares of our Class B common stock whenever we propose to register any shares of our Class A common stock for our own or another’s account under the Securities Act for a public offering, other than any shelf registration of shares of our Class A common stock to be used as consideration for acquisitions of additional businesses and registrations relating to employee benefit plans.

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

POTENTIAL CONFLICTS OF INTEREST AND COMPETITION WITH CANTOR AND BGC

Various conflicts of interest between us and Cantor and BGC may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. A substantial number of our officers and managers are also partners of Cantor or BGC. For such directors, officers and managers, investment in the Cantor or BGC partnerships may involve a substantial amount of such person's personal capital and may represent a significant investment and may be purchased through financing from Cantor or its lenders. Such partnership interests may generate substantial additional income for partners of Cantor and BGC. Three of our directors (Messrs. Lutnick, Foley and Amaitis) and all of our executive officers also serve as directors, officers and/or partners of Cantor or BGC and most have substantial investments in Cantor through partnership units ownership. Simultaneous service as an eSpeed director or officer and service as a director or officer, or status as a partner, of Cantor or BGC could create or appear to create potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor or BGC. Mr. Lutnick, our Chairman and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor and indirectly of BGC. As a result, Mr. Lutnick controls Cantor and BGC. Cantor owns shares of our Class A common stock and Class B common stock representing approximately 88.8% of the Total Voting Power of our capital stock. Similarly, our Vice Chairman, Lee Amaitis, is the Chairman and Chief Executive Officer of BGC and a partner of Cantor. Although all related party transactions between eSpeed and Cantor, BGC and related entities are approved by our Audit Committee, Mr. Lutnick's simultaneous service as our Chairman and Chief Executive Officer and his control of Cantor and BGC and Mr. Amaitis' simultaneous service with us and BGC, as well as the Cantor partnerships held by both men, could create or appear to create potential conflicts of interest when Mr. Lutnick or Mr. Amaitis is faced with decisions that could have different implications for us and for Cantor or BGC.

Our relationships with Cantor and BGC may result in agreements that are between related parties. As a result, the prices charged to us or by us for services provided under agreements with Cantor or BGC may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be more or less favorable to us than those that we could have negotiated with third parties. However, transactions between us and Cantor, BGC and/or their other affiliates are subject to the approval of a majority of our independent directors. In addition, Cantor and its affiliates can compete with us under certain circumstances.

WILLIAMS AND DYNEGY

On June 5, 2000, each of Williams Energy Marketing & Trading and Dynegy Inc. purchased a unit consisting of (a) 789,071 shares of our Class A common stock and (b) warrants exercisable for the purchase of up to 666,666 shares of our Class A common stock, for an aggregate purchase price for the unit of $25.0 million. The warrants have a per share exercise price of $35.20, a 10-year term and all of the warrants are currently exercisable.

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

In mid-2002, several of the TradeSpark EIP investors began to change their focus from energy merchant trading to asset management and a traditional utility model, requiring an adjustment to the TradeSpark business model and a reduced focus on the TradeSpark investment by such energy partners. In the first quarter of 2004, we and Cantor purchased 100% of EIP Holdings, the holding company formed by the EIPs that owned 66.34% of TradeSpark and 66.67% of TP Holdings, TradeSpark's general partner. We and Cantor entered into this agreement in order to maximize the net realizable value of their investment in TradeSpark by eliminating the interests of the outside EIP investors and bringing the management of TradeSpark under their collective control. The purchase price of $2.4 million was paid through EIP Holdings Acquisition, LLC (EIP Holdings Acquisition), a Delaware limited liability company owned by us and Cantor. In connection with this purchase, we contributed to EIP Holdings Acquisition a 4.75% interest in TP Holdings and its entire 4.97% interest in TradeSpark. Cantor contributed its existing 28.19% interest in TradeSpark along with their 28.33% interest in TP Holdings. We retained a 0.25% interest in TP Holdings. We also contributed $360,000, or 15%, of the $2.4 million of the cash consideration. We serve as the Managing Member of EIP Holdings Acquisition and will receive 15%, and Cantor will receive 85%, of all profits and losses and liquidation value of EIP Holdings Acquisition. As the 99.75% owner of TP Holdings, TradeSpark's general partner, EIP Holdings Acquisition is consolidated by Cantor given Cantor's 85% interest in all profits and losses. EIP Holdings Acquisition, eSpeed and Cantor have each appointed one member to TP Holdings' three-member management committee. As a part of EIP Holdings Acquisition's acquisition of the remaining 66.67% interest in TradeSpark they did not already own, we acquired all of the outstanding shares of eSpeed's Series A and Series B preferred stock. We received all right, title and interest in and to all these shares of eSpeed's Series A and Series B preferred stock owned by the EIPs directly or indirectly through their interest in EIP Holdings. These 5,500,000 shares of Series A preferred stock and 2,500,000 shares of Series B preferred stock were distributed to eSpeed by EIP Holdings Acquisition in March 2004 and retired by our board of directors. Currently, EIP Holdings Acquisition owns 99.5% of TradeSpark and 99.75% of TP Holdings. TP Holdings, which owns 0.5% of TradeSpark, is 99.75% owned by EIP Holdings Acquisition and 0.25% by eSpeed. Our percentage ownership interest in TradeSpark before and after this transaction, through both direct and indirect investments, was 5.0% and 15.0%, respectively. The business of TradesSpark has been wound up.

MUNICIPAL PARTNERS

In January 2002, Cantor sold the assets of the business known as Municipal Partners, Inc., a municipal bond broker, to a newly formed limited company, Municipal Partners, LLC, formed by Brian Kelly, a former employee of Cantor, in exchange for a 25% special interest in Municipal Partners, LLC. Cantor had purchased substantially all of the assets of Municipal Partners, Inc. in July 2000. Cantor also loaned $1,000,000 to Municipal Partners, LLC and is entitled to distributions equal to 5% of the gross revenues of the business less the amount of our revenue share for electronic transactions. Pending receipt of applicable licenses by Municipal Partners, LLC, Cantor provided Municipal Partners, LLC with interim services. In connection with the sale, we (1) granted Municipal Partners, LLC a non-exclusive license to use our software and technology to operate a municipal bond brokerage business; (2) will maintain our municipal bond trading platform and provide the software capabilities that were in place in Cantor’s municipal bond business (we are to be compensated for upgrading the trading platform at cost plus a reasonable profit or at prevailing rates, at our election); (3) will provide web-hosting, technical and customer support at cost plus a reasonable fee to Municipal Partners, LLC; (4) will receive 50% of gross revenues of Municipal Partners, LLC, with respect to electronic transactions; and (5) terminated existing arrangements with former brokers in the business (some of whom are deceased) pursuant to which we had given them shares of our Class A common stock valued at $1,250,000 in exchange for promissory notes in the same amount with the result that the notes were terminated and the shares were cancelled. This agreement is currently subject to litigation. See ‘‘Item 3. Legal Proceedings.’’

FREEDOM INTERNATIONAL BROKERAGE

On January 29, 2001, we and Cantor formed a limited partnership to acquire 66.7% of Freedom International Brokerage. On April 4, 2001, we contributed 310,769 shares of our Class A common stock to the limited partnership, which entitles us to 75% of the limited partnership’s interest in Freedom. We share in 15% of the limited partnership’s cumulative profits but not in its cumulative losses. Cantor contributed 103,588 shares of our Class A common stock as the general partner. Cantor will be allocated all of the limited partnership’s cumulative losses and 85% of the cumulative profits. The limited partnership exchanged the 414,357 shares for its 66.7% interest in Freedom. In addition, we issued warrants to purchase 400,000 shares of our Class A common stock to provide incentives to the Freedom owner-participants other than us and Cantor to migrate to our fully electronic platform. To the extent necessary to protect us from any allocation of losses, Cantor is required to provide future capital contributions to the limited partnership up to an amount that would make Cantor’s total contribution equal to our investment in the limited partnership.

Upon the closing of the transaction, we entered into a services agreement with Freedom to provide for electronic trading technology and services and infrastructure/back-offices services. Under this agreement, we are entitled to 65% of the electronic transaction services revenues and Freedom is entitled to 35% of such revenues. We also receive 35% of revenues derived from all voice-assisted transactions, other miscellaneous transactions and the sale of market data or other information that is not incidental to the above services. We have also agreed to pay to Freedom an overhead charge for each employee of ours that is based in Freedom’s office.

CO2E.COM, LLC

On October 11, 2002, Mitsui & Co. (U.S.A.), Inc. and MB Emission Trading, Inc. (collectively, Mitsui) invested $1,200,000 in CO2e.com, a Cantor subsidiary. CO2e.com’s purpose is to form and operate one or more electronic trading markets for products related to the mitigation of greenhouse gasses and related activities and to provide brokerage information and consulting services relating to the emission or mitigation of greenhouse gasses and related issues. In connection therewith, we and CO2e.com entered into a Services Agreement whereby we will receive 50% of CO2e.com’s fully electronic revenues and 20% of CO2e.com’s voice-assisted and open outcry revenues. The Services Agreement supersedes the provisions of the Joint Services Agreement with respect to CO2e.com transactions. Mitsui received 4% of the equity of CO2e.com and we agreed to transfer certain intellectual property rights to CO2e.com.

UBS

On August 21, 2002, we entered into a Global Fixed Income Transaction Fee Agreement (the UBS Agreement) with UBS AG and certain named affiliates (collectively, UBS) and Cantor for UBS to execute trades electronically on our eSpeed system in U.S. Securities, U.S. Government Agency Securities, European government bonds, UK Gilts, Japanese government bonds and swaps of these various securities instruments. The UBS Agreement had an initial term of two and one-half years, commencing as of January 1, 2002. In addition to quarterly participation fees to be paid to Cantor, UBS will pay transaction fees to Cantor for each executed transaction. These fees will then be shared with us in accordance with our Joint Services Agreement with Cantor.

In connection with the Agreement, we issued to UBS a warrant to purchase 300,000 shares of our Class A common stock. The warrant has a term of 10 years and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and non-forfeitable, and is exercisable nine years and six months after issuance, subject to acceleration upon the satisfaction by UBS of its commitment conditions provided for in the Agreement. We incurred a non-cash charge equal to the fair value of the warrant on the date of issuance, which will be amortized over the term of the Agreement.

In addition, we have provided UBS with piggyback registration rights for the Class A common stock underlying the warrants.

UBS failed to comply with the commitment condition for the period August 1, 2002 to July 31, 2003. Commencing September 18, 2003, the UBS Agreement was renegotiated to facilitate UBS’s ability to meet the commitment condition going forward, and to provide for a revised acceleration schedule (the Revised Agreement). The Revised Agreement provides for acceleration of 125,000 warrant shares on October 1, 2003, of which warrants to purchase 75,000 shares of our Class A common stock were exercised by UBS in October 2003, and acceleration of the remaining 175,000 warrant shares in seven equal tranches of 25,000 shares each quarter, commencing with the quarter ending January 31, 2004, subject to the satisfaction by UBS of the revised commitment conditions set forth in the Revised Agreement. We have notified UBS that it failed to comply with the commitment conditions for each of the seven quarters commencing November 1, 2003 and ending July 31, 2005 and that it is not entitled to acceleration of any of the 175,000 warrant shares.

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

Based on certain communications and the failure of Deutsche Bank to comply with the agreement since, we have further notified Deutsche Bank that we believe it has terminated its right to receive warrants under the agreement for the remaining commitment periods. The 450 shares of Series C Preferred with respect to the twelve-month periods ended July 30, 2003, 2004 and 2005, are redeemable by us for 4,500 shares of Class A common stock.

INDEMNIFICATION BY CANTOR

Although we do not expect to incur any losses with respect to pending lawsuits or supplemental allegations relating to Cantor and Cantor’s limited partnership agreement, Cantor has agreed to indemnify us with respect to any liabilities we incur as a result of such lawsuits or allegations.

OTHER TRANSACTIONS

We enter into overnight reverse repurchase agreements with Cantor. At December 31, 2005, the reverse repurchase agreements totaled $141.4 million, including accrued interest. The securities collateralizing the reverse repurchase agreements are held under a custodial arrangement at J.P. Morgan Chase.

In September 2005, we raised approximately $378,000 for the Cantor Fitzgerald Relief Fund (the ‘‘Relief Fund’’) in connection with a charity day on September 12, 2005. The Relief Fund is a tax-exempt organization established to aid the families of the victims who perished as a result of the September 11 Events. Mr. Lutnick, our Chief Executive Officer, is one of the directors of the Relief Fund. Edie Lutnick, Mr. Lutnick’s sister, and Stuart Fraser, Cantor’s Vice Chairman, are the other directors of the Relief Fund.

In February 2003, we sold to Cantor fixed assets with a net book value of approximately $2.5 million pursuant to a sale leaseback agreement. We retain use of the assets in exchange for a $95,000 monthly charge under the Administrative Services Agreement.

In February 2006, Cantor acquired substantially all of the assets of IDT Horizon GT, Inc. Prior to such acquisition, we entered into a software license agreement with Horizon, pursuant to which Horizon granted us a perpetual, fully paid-up, non-transferable (except to our affiliates) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities (the ‘‘Horizon License’’). The Horizon License permits us to use the software worldwide in connection with the processing of trades in our product offerings, provided that the software may not be used for the processing of the business of any other person, firm or entity. The Horizon License was transferred to Cantor in connection with the asset purchase of Horizon. The Horizon License further provides that in the event Cantor sells the Horizon business, it will pay us an amount equal to 23% of the total consideration received in connection with such sale, up to a maximum of $1.5 million. In consideration for the license and support services to be provided under the Horizon License, we issued to Horizon a warrant to acquire 312,937 shares of our Class A common stock, which warrant was not transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87 per share.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In addition to retaining Deloitte & Touche LLP (‘‘Deloitte’’) to audit our Consolidated Financial Statements for 2005, we retained Deloitte to audit our Deferral Plan. The following table summarizes the aggregate fees billed to us by Deloitte:

	Year Ended December 31,
	2005	2004	2003
Audit fees(a)	$910,953	$877,128	$496,250
Audit-related fees(b)	65,000	80,000	87,500
All other fees	—	—	—
Total	$975,953	$957,128	$583,750

(a)	Fees for audit services consisted of : (i) the audit of our Consolidated Financial Statements included in this Report; (ii) reviews of the interim Condensed Consolidated Financial Statements included in our quarterly reports on Form 10-Q; (iii) statutory and regulatory audits and other services related to SEC matters. Audit Fees for 2005 and 2004 also include the audit of management’s report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(b)	Fees for audit-related services consisted of financial accounting and reporting consultations.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

During 2005, our Audit Committee specifically approved the appointment of Deloitte & Touche LLP to be our independent auditors for the year ended December 31, 2005.  Deloitte & Touche LLP was also approved to perform reviews, pursuant to Statement of Auditing Standards No. 71, of our quarterly financial reports within the year ended December 31, 2005 and certain other audit related services such as accounting consultations. Pursuant to our Audit Committee charter, the Audit Committee will pre-approve all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our auditors, subject to certain minimum exceptions set forth in the charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements. See Index to Financial Statements on page 43.

(a)(2)    All other schedules are omitted because they are not applicable, not required or the required information is in the financial statements or the notes thereto.

(a)(3)    The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. We have requested confidential treatment as to certain portions of the Exhibits designated by a cross (†), which portions have been omitted and filed separately with the Securities and Exchange Commission.

Exhibit Number	Description
2.1	Assignment and Assumption Agreement dated as of December 9, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH, LLC, Cantor Fitzgerald & Co. and eSpeed, Inc. (Incorporated by reference by Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
2.2	Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
3.1	Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).
3.2	Second Amended and Restated By-Laws of eSpeed, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).
4.2	Warrants issued to Martin J. Wygod and a related trust. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.3	Warrant issued to Dynegy, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
4.4	Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
4.5	Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
4.6	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
4.7	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit Number	Description
4.8	Warrant Agreement, dated as of August 1, 2002 between eSpeed, Inc. and Deutsche Bank AG. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.9	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.10*	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc.
4.11	Amended and Restated Warrant Agreement, dated as of April 29, 2004, between eSpeed, Inc. and UBS Americas Inc. (successor by merger to UBS USA Inc.) (Incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
10.2	Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.3	Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed Markets, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.4	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the Investors named therein. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.5	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.6	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.7	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.8	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.9	Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.10	Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

Exhibit Number	Description
10.11	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.12	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.13	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.14†	Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.15†	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.16*	Amended and Restated Joint Services Agreement, dated as of October 1, 2005, by and among Canter Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries.
10.17	eSpeed 2003 Incentive Bonus Compensation Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.18	Amended and Restated eSpeed, Inc. 1999 Long Term Incentive Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.19	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc.
10.20	Employment Agreement, dated as of April 23, 2004, between eSpeed, Inc. and Kevin Foley (Incorporated by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.21	Employment Agreement, dated as of April 29, 2004, between eSpeed, Inc. and Paul Saltzman (Incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
21	List of subsidiaries of eSpeed, Inc.
23	Consent of Deloitte & Touche LLP, independent registered public accountants.
24	Powers of Attorney (included on signature page).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15 day of March, 2006.

eSPEED, INC.
By: /s/ Howard W. Lutnick Name: Howard W. Lutnick Title: Chairman of the Board and Chief Executive Officer

Powers Of Attorney

Each person whose signature appears below hereby authorizes and constitutes Howard W. Lutnick and Stephen M. Merkel, and each of them singly, his true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign and file any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorney-in-fact or either of them, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, eSpeed, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Howard W. Lutnick	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

Howard W. Lutnick

/s/ Jay Ryan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

Jay Ryan

/s/ Lee Amaitis	Director	March 15, 2006

Lee Amaitis

/s/ Kevin Foley	Director	March 15, 2006

Kevin Foley

/s/ John H. Dalton	Director	March 15, 2006

John H. Dalton

/s/ Henry Morris	Director	March 15, 2006

Henry Morris

/s/ Albert M. Weis	Director	March 15, 2006

Albert M. Weis

EXHIBIT INDEX

Exhibit Number	Description
2.1	Assignment and Assumption Agreement dated as of December 9, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH, LLC, Cantor Fitzgerald & Co. and eSpeed, Inc. (Incorporated by reference by Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
2.2	Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
3.1	Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).
3.2	Second Amended and Restated By-Laws of eSpeed, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).
4.2	Warrants issued to Martin J. Wygod and a related trust. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.3	Warrant issued to Dynegy, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
4.4	Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
4.5	Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
4.6	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
4.7	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
4.8	Warrant Agreement, dated as of August 1, 2002 between eSpeed, Inc. and Deutsche Bank AG. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.9	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.10*	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc.

Exhibit Number	Description
4.11	Amended and Restated Warrant Agreement, dated as of April 29, 2004, between eSpeed, Inc. and UBS Americas Inc. (successor by merger to UBS USA Inc.) (Incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for thequarter ended March 31, 2004)
10.2	Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.3	Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed Markets, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.4	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the Investors named therein. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.5	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.6	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.7	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.8	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.9	Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.10	Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.11	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.12	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

Exhibit Number	Description
10.13	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.14†	Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.15†	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.16	Amended and Restated Joint Services Agreement, dated as of October 1, 2005, by and among Canter Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries.
10.17	eSpeed 2003 Incentive Bonus Compensation Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.18	Amended and Restated eSpeed, Inc. 1999 Long Term Incentive Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.19	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc.
10.20	Employment Agreement, dated as of April 23, 2004, between eSpeed, Inc. and Kevin Foley (Incorporated by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.21	Employment Agreement, dated as of April 29, 2004, between eSpeed, Inc. and Paul Saltzman (Incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
21	List of subsidiaries of eSpeed, Inc.
23	Consent of Deloitte & Touche LLP, independent registered public accountants.
24	Powers of Attorney (included on signature page).
31.3	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.