Form 10-Q
period 2006-03-31
ESPEED INC
filed 2006-05-10
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:    0-28191

eSpeed, Inc.
(Exact name of registrant as specified in its charter)
Delaware	13-4063515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 East 59th Street, New York, NY
(Address of principal executive offices)
10022
(Zip Code)
(212) 610-2200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer                 Accelerated filer X            Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes         No X

As of May 4, 2006, the registrant had 28,988,288 shares of Class A common stock, $0.01 par value, and 21,139,270 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries
Quarterly Report on Form 10-Q

Part I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents	$12,195	$37,070
Reverse repurchase agreements with related parties (Note 9)	165,052	141,365
Total cash and cash equivalents	177,247	178,435
Fixed assets, net	56,421	58,291
Investments	7,764	7,742
Goodwill	12,184	12,184
Other intangibles, net	11,261	11,356
Receivables from related parties (Note 10)	8,605	4,345
Other assets	11,695	8,581
Total assets	$285,177	$280,934
Liabilities and Stockholders' Equity
Current liabilities:
Payables to related parties (Note 10)	$5,324	$7,588
Accounts payable and accrued liabilities	21,921	19,649
Total current liabilities	27,245	27,237
Deferred income	7,489	7,593
Total liabilities	34,734	34,830
Commitments and contingencies (Note 7)	—	—
Stockholders' Equity:
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 35,426,216 and 34,387,380 shares issued at March 31, 2006 and December 31, 2005, respectively	354	343
Class B common stock, par value $.01 per share; 100,000,000 shares authorized; 21,139,270 and 22,139,270 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively, convertible to Class A common stock	211	221
Additional paid-in capital	297,959	294,987
Unearned stock-based compensation	(1,101)	(1,592)
Treasury stock, at cost: 6,449,991 and 6,488,047 shares of Class A common stock at March 31, 2006 and December 31, 2005, respectively	(62,131)	(62,486)
Retained earnings	15,151	14,631
Total stockholders' equity	250,443	246,104
Total liabilities and stockholders' equity	$285,177	$280,934

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Transaction revenues
Fully electronic transactions with related parties (Note 10)	$15,681	$20,437
Fully electronic transactions with unrelated parties	1,038	—
Total fully electronic transactions	16,719	20,437
Voice-assisted brokerage transactions with related parties (Note 10)	7,255	6,494
Screen-assisted open outcry transactions with related parties (Note 10)	1,426	407
Total transaction revenues	25,400	27,338
Software Solutions fees from related parties (Note 10)	7,491	6,104
Software Solutions and licensing fees from unrelated parties	3,799	4,177
Insurance recovery (Note 3)	3,500	—
Interest income	2,362	1,285
Total revenues	42,552	38,904
Expenses:
Compensation and employee benefits	13,858	13,051
Occupancy and equipment:
Amortization of software development costs and other intangibles	6,890	4,666
Other occupancy and equipment	8,633	7,409
Professional and consulting fees	1,910	2,941
Communications and client networks	2,027	1,756
Marketing	332	493
Administrative fees to related parties (Note 10)	3,427	3,877
Amortization of business partner and non-employee securities	19	117
Other	2,045	2,491
Total operating expenses	39,141	36,801
Income before income taxes	3,411	2,103
Provision for income taxes	1,391	764
Net income	$2,020	$1,339
Per share data:
Basic earnings per share	$0.04	$0.03
Diluted earnings per share	$0.04	$0.02
Basic weighted average shares of common stock outstanding	50,077	53,141
Diluted weighted average shares of common stock outstanding	51,137	54,095

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

eSpeed, Inc. & Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,020	$1,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,845	7,098
Gain on insurance recovery from related parties (Note 3)	(3,500)	—
Equity in net (loss) income of unconsolidated investments	(22)	21
Deferred income tax expense	1,105	123
Stock-based compensation	573	653
Tax benefit from stock-based compensation	69	38
Excess tax benefits from stock-based compensation	(47)	—
Issuance of securities under employee benefit plan	—	62
Changes in operating assets and liabilities:
Receivables from related parties (Note 10)	(608)	1,630
Other assets	(3,111)	(1,023)
Payables to related parties (Note 10)	(2,264)	(4,821)
Accounts payable and accrued expenses	1,099	(3,883)
Deferred income	(104)	(104)
Net cash provided by operating activities	5,055	1,133
Cash flows used in investing activities:
Purchase of fixed assets	(2,105)	(3,613)
Capitalization of software development costs	(4,185)	(5,579)
Capitalization of patent defense and registration costs	(241)	(508)
Net cash used in investing activities	(6,531)	(9,700)
Cash flows provided by (used in) financing activities:
Repurchase of Class A common stock	—	(11,610)
Proceeds from exercises of stock options and warrants	241	104
Excess tax benefits from stock-based compensation	47	—
Receivable from broker on stock option exercises	—	49
Net cash provided by (used in) financing activities	288	(11,457)
Net decrease in cash and cash equivalents	(1,188)	(20,024)
Cash and cash equivalents	37,070	19,884
Reverse repurchase agreements with related parties (Note 9)	141,365	189,804
Cash and cash equivalents at beginning of period	178,435	209,688
Cash and cash equivalents	12,195	12,960
Reverse repurchase agreements with related parties (Note 9)	165,052	176,704
Cash and cash equivalents at end of period	$177,247	$189,664
Supplemental cash information:
Cash paid for income taxes	$—	$21
Dividend distribution to Cantor (Note 12)	1,500	—
Contribution of license from Cantor (Note 10)	1,500	—
Conversion of Class B common stock to Class A common stock	10	—

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Organization and Basis of Presentation

eSpeed, Inc. (‘‘eSpeed’’ or ‘‘the Company’’) primarily engages in the business of operating interactive electronic marketplaces designed to enable market participants to trade financial products more efficiently and at a lower cost than traditional trading environments permit.

The Company commenced operations on March 10, 1999 and is a subsidiary of Cantor Fitzgerald, L.P. (‘‘Cantor’’). The Company is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering.

The Company’s Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’). These Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has more than a 50% equity ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The consolidated statement of financial condition at December 31, 2005 was derived from the audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.    Summary of Significant Accounting Policies

Use of Estimates:    The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from the estimates included in these Condensed Consolidated Financial Statements.

Reclassifications:    Certain reclassifications have been made to prior year information to conform to the current year presentation.

Stock-Based Compensation:    Prior to January 1, 2006, the Company accounted for employee stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) and related interpretations, as permitted by Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), under which, the Company recorded no expense for stock options issued to employees as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (‘‘SFAS 123R’’), using the modified prospective method. Under that transition method, stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The grant-date fair value of share-based payments is amortized to expense ratably over the awards' vesting periods. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Income for the first three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reviewed for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the three months ended March 31, 2006, the Company's estimate of expected forfeitures was immaterial. In the pro forma information required under SFAS No. 148, Accounting for Stock-Based Compensation – Transition, for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company accounts for stock issued to non-employees and business partners in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (‘‘EITF’’) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (‘‘EITF 96-18’’). SFAS 123R states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of consideration received or the fair value of the equity instruments issued, whichever is more readily reliably measurable. Under the guidance in EITF 96-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

As a result of adopting SFAS 123R on January 1, 2006, the Company's income before income taxes and net income for the three months ended March 31, 2006 decreased approximately $81,000 and $49,000, respectively, as compared with accounting for share-based compensation under APB 25. The after-tax impact of stock-based compensation recorded pursuant to SFAS 123(R) resulted in no reduction in basic and diluted net income per share for the three months ended March 31, 2006.

Prior to the adoption of SFAS 123R, the Company reported all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from the tax benefits to be realized in excess of the compensation expense recognized in the consolidated statements of operations before considering the impact of stock options that expire unexercised or forfeited (the ‘‘excess tax benefit’’) be classified as financing cash flows. The excess tax benefit of approximately $47,000 currently classified as a financing cash inflow for the three months ended March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

The following table illustrates the effect on net income and net income per share if the Company had recorded in its consolidated statements of operations the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans through the three months ended March 31, 2005. For purposes of this pro forma disclosure, options granted subsequent to March 31, 2005 are not considered, the value of the options is estimated using a Black-Scholes option-pricing formula and the expense is amortized ratably over the options' vesting periods.

Three Months Ended March 31, 2005
(in thousands except per share amounts)
Net income for basic and diluted earnings per share	$1,339
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $5,634 of taxes for the three months ended March 31, 2005	(8,794)
Net loss, pro forma	$(7,455)
Basic weighted average shares of common stock outstanding	53,141
Diluted weighted average shares of common stock outstanding	54,095
Earnings (loss) per share:
Basic – as reported	$0.03
Basic – pro forma	$(0.14)
Diluted – as reported	$0.02
Diluted – pro forma	$(0.14)

Recent Accounting Pronouncements and Changes:

SFAS No. 123R:    Effective January 1, 2006, the Company adopted SFAS 123R using the Modified Prospective Approach. See Note 11, Stock-Based Compensation, for further detail regarding the adoption of this standard.

SFAS No. 155:    In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140 (‘‘SFAS 155’’). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS 155 will have a material impact on its consolidated financial condition or results of operations.

SFAS No. 156:    In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140 (‘‘SFAS 156’’). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS 156 will have a material impact on its consolidated financial condition or results of operations.

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

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. As of December 31, 2005, the Company estimates that it has replaced assets with an aggregate cost of approximately $22.2 million. During the fourth quarter of 2005 and the first quarter of 2006, the

Company recorded a gain for insurance recovery proceeds from Cantor of $1.7 million and $3.5 million, respectively. These proceeds were recognized as income in the accompanying Condensed Consolidated Statements of Income under the caption ‘‘Insurance recovery’’. As the Company completes the move into its new global headquarters in 2006, it is nearing the end of the replacement of the destroyed assets.

In December 2004 and early 2003, Cantor and one of its affiliates received grants from the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program. Both grant agreements contain certain recapture terms and contingencies, primarily in relation to establishing and maintaining premises and maintaining certain levels of employment in New York City in the future. In October 2004, the Company’s Audit Committee approved the allocation by Cantor of a $3.1 million share of the WTC Business Recovery from Disproportionate Loss Program grant. This amount is included in ‘‘Deferred income’’ on the Condensed Consolidated Statements of Financial Condition as of March 31, 2006 and December 31, 2005. The recognition of the $3.1 million of grant funds is dependent on meeting various thresholds established in the grant agreements. As those thresholds are achieved, the Company will recognize the grant funds as revenue.

4.    Fixed Assets

Fixed assets consisted of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Computer and communication equipment	$47,861	$46,237
Software, including software development costs	83,856	79,872
Leasehold improvements and other fixed assets	3,969	3,483
	135,686	129,592
Less: accumulated depreciation and amortization	(79,265)	(71,301)
Fixed assets, net	$56,421	$58,291

Depreciation expense was $2.8 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively, and is included in the accompanying Consolidated Statements of Income under the caption ‘‘Other occupancy and equipment’’.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (‘‘SOP 98-1’’), the Company capitalizes qualifying computer software costs incurred during the application development stage. During the three months ended March 31, 2006 and 2005, software development costs totaling $4.2 million and $5.6 million, respectively, were capitalized. For the three months ended March 31, 2006 and 2005, the Company's Condensed Consolidated Statements of Income included $5.2 million and $2.8 million, respectively, in relation to the amortization of software development costs. The amortization of software development costs for the three months ended March 31, 2006 includes approximately $1.2 million of accelerated amortization due to the anticipated early retirement of certain of the Company’s internally developed software scheduled for replacement in the second quarter of 2006. The three months ended March 31, 2005 does not include any accelerated amortization charges.

5.    Other Intangible Assets

Other intangible assets at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Amortized intangible assets:
Patents, including capitalized legal costs	$30,068	$(22,425)	$7,643	$29,827	$(20,782)	$9,045
Acquired intangibles:
Existing technology	2,832	(826)	2,006	2,832	(684)	2,148
Customer contracts	412	(300)	112	412	(249)	163
	$33,312	$(23,551)	$9,761	$33,071	$(21,715)	$11,356
Non-Amortized intangible assets:
Horizon license	$1,500	$—	$1,500	$—	$—	$—

During the three months ended March 31, 2006 and 2005, the Company recorded intangible amortization expense of $1.8 million and $1.7 million, respectively, under the caption ‘‘Amortization of software development costs and other intangibles’’ in the accompanying Condensed Consolidated Statements of Income.

Patents

Wagner Patent:    In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the ‘‘Wagner Patent’’) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from ETS for an initial payment of $1.75 million in cash and 24,334 shares of the Company’s Class A common stock valued at $0.5 million. The Wagner Patent expires in 2007. Additional payments are contingent upon the generation of patent-related revenues. During the three months ended March 31, 2006, the Company earned a net $0.8 million in transaction fee based revenue from the license agreement with InterContinentalExchange, including $0.1 million of fees paid to ETS in conjunction with the revenue generation. In order to perfect and defend the Company’s rights under the Wagner Patent, the Company has incurred substantial legal costs. As of March 31, 2006, the Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was $4.2 million and $5.4 million at March 31, 2006 and December 31, 2005, respectively.

In August 2002, the Company entered into a Settlement Agreement (the ‘‘Wagner Settlement Agreement’’) with ETS, CME and CBOT to resolve the litigation related to the Wagner Patent. As part of the Wagner Settlement Agreement, all parties were released from the legal claims brought against each other without admitting liability on the part of any party. Under the terms of the Wagner Settlement Agreement, CME and CBOT will each pay $15.0 million to the Company as a fully paid up license, for a total of $30.0 million. Each $15.0 million payment includes a $5.0 million payment, which was received in 2002, and additional $2.0 million payments per year until 2007. The Company received $4.1 million and $4.0 million in 2005 and 2004, respectively. Of the $30.0 million to be received by the Company, approximately $5.8 million may be paid to ETS in its capacity as the former owner of the Wagner Patent, and the $24.2 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. During the three months ended March 31, 2006 and 2005, approximately $0.3 million was paid to ETS. In connection with the Wagner Settlement Agreement, the Company has recognized revenue of $1.3 million for the three months ended March 31, 2006 and 2005, which is included in ‘‘Software Solutions and licensing fees from unrelated parties’’ in the accompanying Condensed Consolidated Statements of Income.

In December 2003, eSpeed and NYMEX entered into the NYMEX Settlement Agreement regarding the Wagner Patent. As a licensee of the Wagner Patent, NYMEX will pay the Company $8.0 million over a three-year period. The Company received payments of $2.0 million in 2005 and 2004. Of the $8.0 million to be received by the Company, $1.2 million was paid to ETS during 2005 and 2004 in its capacity as the former owner of the Wagner Patent and the remaining $6.8 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. For the three months ended March 31, 2006 and 2005, the Company recorded revenue of approximately $0.5 million related to the NYMEX Settlement Agreement.

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

Under the terms of the NYBOT Agreement, NYBOT will pay $5.5 million to the Company; $2.5 million was paid in July 2004 with three annual installments of $1.0 million year (or $3.0 million) payable until 2007.  In December 2004, the NYBOT Agreement was amended.  As such, the Company received $3.0 million from NYBOT, thereby satisfying all future installment payments.  During the three months ended March 31, 2006 and 2005, the Company recorded revenue of approximately $0.1 million related to the NYBOT Agreement, and will recognize the $4.9 million balance as revenue ratably over the life of the NYBOT Agreement.

Lawrence Patent:    In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the ‘‘Lawrence Patent’’) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014. The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company’s Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. During the second quarter of 2005, the Company entered into an Amendment Agreement to amend the Purchase Agreement related to the Lawrence Patent. Pursuant to the Amendment Agreement, the Company will be required to pay $0.5 million over four years. Additional payments are contingent upon the generation of related revenues. The carrying value of the Lawrence Patent was $1.2 million at March 31, 2006 and December 31, 2005.

Automated Auction Protocol Processor Patent:    In May 2003, U.S. Patent No. 6,560,580 (the ‘‘580 Patent’’) was issued to Cantor for an Automated Auction Protocol Processor. The Company is the exclusive licensee of this patent, which expires in 2016. Under the Amended and Restated Joint Services Agreement between the Company and Cantor, the Company is responsible for bearing the costs associated with enforcing its rights under this patent.

Other:    The Company incurred costs in connection with various patent applications. The Company capitalized $0.2 million and $0.5 million of such legal costs for the three months ended March 31, 2006 and 2005, respectively. The carrying value of the capitalized costs related to patent applications was $2.2 million and $2.4 million at March 31, 2006 and December 31, 2005, respectively.

Acquired Intangible Assets

In connection with the acquisition of Eccoware in October 2004, the Company recorded $3.2 million of purchased intangibles. The purchased intangibles consist of $2.8 million in existing technology and

$0.4 million of customer contracts, which will be amortized on a straight-line basis over their estimated useful lives of five years and two years, respectively. The carrying value of the purchased intangibles was $2.1 million and $2.3 million at March 31, 2006 and December 31, 2005, respectively.

Horizon License

In February 2006, in conjunction with Cantor’s acquisition of IDT Horizon GT, Inc. (‘‘Horizon’’), the Company entered into a software license agreement (the ‘‘Horizon License’’) with Horizon, pursuant to which Horizon granted the Company a perpetual, fully paid-up, non-transferable license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities. Management believes the value of the Horizon license to be $1.5 million. The Horizon License permits the Company to use the software worldwide in connection with the processing of trades in the Company’s product offerings, provided that the software may not be used for the processing of the business of any other person, firm or entity. The Horizon License provides that in the event Cantor sells the Horizon business, it will pay the Company an amount equal to 23% of the total consideration received in connection with such sale, up to a maximum of $1.5 million. Due to the perpetual nature of the Horizon License, it will not be amortized, but rather will be tested for impairment at least annually pursuant to the requirements of SFAS No. 142, Goodwill and Other Intangible Assets.

6.    Other Supplementary Balance Sheet Information

Other assets consisted of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Pre-paid expenses	$2,868	$2,480
Licensing fees and other receivables	4,205	2,426
Restricted cash	2,129	2,129
Other assets	2,493	1,546
	$11,695	$8,581

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Deferred income	$1,112	$2,151
Current income tax payable	826	842
Deferred tax liability	4,909	3,804
Other taxes payable	785	1,613
Accrued professional fees	2,614	3,551
Accrued bonus	2,891	789
Bank overdraft	697	513
Other accrued liabilities	8,087	6,386
	$21,921	$19,649

7.    Commitments and Contingencies

Commitments

There have been no significant changes in commitments from the matters described in the Notes to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

In June 2003, the Company filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, ‘‘BrokerTec’’), in the United States District Court for the District of Delaware. The parties thereafter agreed to substitute the defendant OM AB Technology for defendant OM AB and dismiss claims against BrokerTec Global, LLC. By Order dated September 13, 2004, ICAP was dismissed as a defendant. The suit centers on BrokerTec's and Garban's alleged infringement of U.S. Patent No. 6,560,580 issued on May 6, 2003, which expires in 2016, with respect to which eSpeed is the exclusive licensee. The patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. A jury trial began on February 7, 2005. In a pre-trial ruling on February 7, 2005, the U.S. District Court in Delaware ruled that the BrokerTec ETN did not infringe the Company’s 580 Patent. On February 22, 2005, the jury found that the Garban GTN did infringe the Company’s 580 Patent but that there was a deficiency in the application which led to the 580 Patent, finding that the Company ‘‘failed to provide adequate written description of each and every element recited’’ in certain claims of the 580 Patent. Briefing of post-trial motions and on issues including unenforceability was completed on June 27, 2005. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases. Oral argument was held on October 12, 2005. By Memorandum Order, dated December 5, 2005, the Court denied eSpeed's Motion for Judgment as a Matter of Law, or, in the Alternative, for a New Trial, and also denied BrokerTec's Motion for Judgment as a Matter of Law on Invalidity and Non-Infringement.  In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. Final judgment was entered on April 3, 2005. By notice dated April 27, 2006, the Company appealed to the U.S. Court of Appeals for the Federal Circuit.

In August 2004, Trading Technologies International, Inc. (‘‘TT’’) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against the Company. In its complaint, TT alleged that the Company infringed and continue to infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004 and U.S. Patent 6,772,132, which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude the Company from making, selling, and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that the Company had not raised a substantial question concerning the validity or infringement of the patents but that TT had not proved that it would suffer irreparable harm absent an injunction. A trial date for this case has not yet been set. On March 16, 2005, TT filed an amended Complaint against the Company and added infringement allegations against Ecco and ITSEcco. On April 6, 2005, eSpeed and Ecco answered the Complaint in which the Company denied the infringement allegations. At the same time, eSpeed and Ecco filed a Counterclaim seeking a declaration that the patents in suit are invalid, the Company do not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. On April 18, 2005, ITSEcco filed a motion to dismiss TT's complaint against it for lack of personal jurisdiction. TT agreed to dismiss ITSEcco from the lawsuit but added eSpeed International and EccoWare LLC as defendants in a Second Amended Complaint. On January 5, 2006, the Company answered TT's Second Amended Complaint in which the Company denied the infringement allegations. At the same time, the Company filed an Amended Counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and that the patents are unenforceable due to TT's patent misuse. Discovery is ongoing, and the Court consolidated for certain discovery and Markman hearing purposes the Company’s case with other patent infringement cases brought by TT against other defendants. A Markman hearing currently is scheduled for June 1, 2006. No trial date is currently set. If TT ultimately prevails in this litigation, the Company may be required to pay TT damages and/or certain costs and expenses, and the Company may be forced to modify or withdraw certain products from the market. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

On February 15, 2005, Mircuz Partners, LLC, filed a purported class action complaint in the United States District Court for the Southern District of New York against eSpeed, Cantor Fitzgerald, L.P. and certain affiliated entities, as well as Howard Lutnick and Lee Amaitis, on behalf of all persons who purchased the securities of eSpeed from August 12, 2003 to July 1, 2004, alleging that eSpeed made ‘‘material false positive statements during the class period’’ and violated certain provisions to the U.S. Securities Exchange Act of 1934, as amended, and certain rules and regulations thereunder. Two similar class action complaints were subsequently filed.  On April 8, 2005, the Court consolidated the three actions under the caption, ‘‘In re eSpeed, Inc. Securities Litigation,’’ file number 05 CIV 2091. Subsequently, the court appointed lead plaintiffs and lead counsel. On September 27, 2005, lead plaintiffs served their Consolidated Amended Class Action Complaint. The Amended Complaint named Howard Lutnick, Lee Amaitis, Jeffrey Chertoff, Joseph Noviello and eSpeed, Inc. as defendants in the action. The Amended Complaint alleged inter alia that defendants made material misstatements regarding eSpeed’s Price Improvement product in violation of certain provisions to the U.S. Securities Exchange Act of 1934, as amended, and certain rules and regulations thereunder. Defendants filed and served their Motion to Dismiss the Consolidated Amended Class Action Complaint (‘‘Motion’’) on November 16, 2005. Briefing on the motion to dismiss was completed by February 2006. On April 3, 2006, the court issued an Opinion and Order granting defendants' motion to dismiss the complaint in its entirety. The court granted plaintiffs leave to re-plead within 20 days from the date of the Opinion and Order. By subsequent stipulation and order, plaintiffs had until May 3, 2006 to submit an amended pleading. Plaintiffs chose not to file an amended complaint. The Company expects the final judgment of dismissal to be entered by the district court shortly. It is not known whether plaintiffs will pursue an appeal.

8.    Investments

Investments consisted of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Freedom International Brokerage	$7,048	$7,032
EIP	713	707
Tradespark	3	3
	$7,764	$7,742

Freedom:    The Company and Cantor formed a limited partnership (the ‘‘LP’’) to acquire an interest in Freedom International Brokerage (‘‘Freedom’’), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company. In April 2001, the Company contributed 310,769 shares of its Class A common stock, valued at approximately $7.0 million, to the LP as a limited partner, which entitles the Company to 75.0% of the LP’s capital interest in Freedom. The Company shares in 15.0% of the LP’s cumulative profits but not in cumulative losses. Cantor contributed 103,588 shares of the Company’s Class A common stock as the general partner. Cantor is allocated all of the LP’s cumulative losses or 85.0% of the cumulative profits. The LP exchanged the 414,357 shares for a 66.7% interest in Freedom. As more fully discussed in Note 11, Stock-Based Compensation, the Company also issued certain warrants in relation to this investment.

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

For the three months ended March 31, 2006 and 2005, the Company’s share of Freedom’s net (loss) income was approximately $16,000 and $(6,000), respectively, and is included under the caption ‘‘Other expenses’’ in the accompanying Condensed Consolidated Statements of Income.

Tradespark:    The Company has a 15% investment in EIP Holdings, LLC (‘‘EIP Holdings’’), which in turn has a 99.5% investment in TradeSpark, L.P. (‘‘TradeSpark’’) a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings. The Company’s net (loss) income from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $6,000 and $(16,000) for the three months ended March 31, 2006 and 2005, respectively, and is included under the caption ‘‘Other expenses’’ in the accompanying Condensed Consolidated Statements of Income.

9.    Reverse Repurchase Agreements

Cash and cash equivalents at March 31, 2006 and December 31, 2005 included $165.1 million and $141.4 million, respectively, of reverse repurchase agreements, which are transacted on an overnight basis with Cantor. Reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at fair value, approximated by the contractual amount for which the securities will be resold, including accrued interest. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount deposited. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return amounts deposited when appropriate. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are held under a custodial arrangement with a third party bank and are not permitted to be resold or repledged. The fair value of such collateral at March 31, 2006 and December 31, 2005 totaled $178.5 million and $177.7 million, respectively.

10.    Related Party Transactions

A significant amount of the Company’s revenues, expenses, assets and cash flows are dependent on related party transactions with Cantor, BGC, TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC.

Joint Services Agreement and other services agreements

Under the Company’s Amended and Restated Joint Services Agreement with Cantor (‘‘JSA’’) which was amended as of October 1, 2005, as well as under services agreements with BGC, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, the Company owns and operates the electronic trading systems and are responsible for providing electronic brokerage services, and BGC, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions in U.S. Treasuries, the Company receives 65% of the transaction revenues and Cantor, BGC or Freedom receives 35% of the transaction revenues. With respect to other fully electronic transactions, the following provisions are applicable.

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

Municipal Partners, LLC is to share with the Company 50% of the fully electronic revenues related to municipal bonds and the Company and CO2e.com, LLC each receive 50% of the fully electronic revenues. With respect to (i) certain network access facilities services agreements and (ii) other circumstances in which Cantor refers network access facility services business to the Company, 60% of net revenues from such business would be paid to Cantor and 40% of such revenues would be paid to the Company. This revenue sharing arrangement will be made after deduction of all sales commissions, marketing, helpdesk, clearing and direct third-party costs, including circuits and maintenance. With respect to private labeling of the eSpeed system to Cantor parties, the net revenue between eSpeed and Cantor with respect to such privately labeled businesses shall be shared 50% to eSpeed and 50% to Cantor for a period of four years from the date such customer begins trading. Thereafter, net revenues shall be shared 65% to the Company and 35% to Cantor. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of such electronic revenues.

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

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. Receivables from Freedom and MPLLC totaled approximately $2.0 million and $1.0 million as of March 31, 2006 and December 31, 2005, respectively. All amounts due from related parties are included in the caption ‘‘Receivable from related parties’’ in the accompanying Condensed Consolidated Statements of Financial Condition.

Under the terms of the JSA, the Company and Cantor have agreed to certain arrangements, including commission structures, pursuant to which Cantor and its affiliates participate in certain eSpeed marketplaces by posting quotations for their accounts and by acting as principal on trades. Such activity is intended, among other things, to assist these parties in managing their proprietary positions, and to facilitate transactions, add liquidity, increase commissions and attract additional order flow to the eSpeed system and revenue to both eSpeed and Cantor and its affiliates.

Under an Administrative Services Agreement, Cantor provides various administrative services to eSpeed, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months' prior notice by either eSpeed or Cantor. eSpeed incurred administrative fees for such services during the three months ended March 31, 2006 and 2005 totaling $3.4 million and $3.9 million, respectively. The services provided under both the Amended and Restated Joint Services Agreement and the Administrative Services Agreement are related party services because Cantor controls eSpeed. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if eSpeed did not obtain such services from Cantor.

Other Transactions

In February 2003, the Company sold to Cantor fixed assets with a net book value of approximately $2.5 million pursuant to a sale-leaseback agreement. The Company retains use of the assets in exchange for a $95,000 monthly charge under the Administrative Services Agreement.

As of March 31, 2006, the Company had $165.1 million of reverse repurchase agreements with Cantor. See Note 9, Reverse Repurchase Agreements, for more information regarding this arrangement.

In February 2006, a subsidiary of Cantor acquired all of the assets of Horizon, a Delaware corporation. Immediately prior to the closing of the acquisition, the Company entered into the ‘‘Horizon License with Horizon, pursuant to which Horizon granted the Company a perpetual, fully paid-up, non-transferable (except to affiliates of the Company) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities. The Horizon License permits the Company to use the software worldwide in connection with the processing of trades in the Company’s product offerings, provided that the software may not be used for the processing of the business of any other person, firm or entity. The Horizon License was transferred to Cantor in connection with the asset purchase of Horizon. The Horizon License further provides that in the event Cantor sells the Horizon business, it will pay the Company an amount equal to 23% of the total consideration received in connection with such sale, up to a maximum of $1.5 million. In consideration for the license and support services to be provided under the Horizon License, the Company issued to Horizon a warrant to acquire 312,937 shares of Class A common stock of the Company, which warrant will not be transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87.

11.    Stock-Based Compensation

The Company has adopted the eSpeed, Inc. 1999 Long-Term Incentive Plan, (the ‘‘LT Plan’’), which provides for awards in the form of 1) either incentive stock options or non-qualified stock options; 2) stock appreciation rights; 3) restricted or deferred stock; 4) dividend equivalents; 5) bonus shares and awards in lieu of obligations to pay cash compensation and 6) other awards, the value of which is based in whole or in part upon the value of the Company’s Class A common stock. The total number of shares of stock that may be subject to outstanding awards, determined immediately after the grant of any award, shall not exceed the greater of 18.5 million shares, or such number that equals 30% of the total number of shares of all classes of the Company's common stock outstanding at the effective time of such grant. The maximum term of the options which have been granted is 10 years from the date of grant. The Compensation Committee of the Board of Directors administers the LT Plan and is generally empowered to determine award recipients, and the terms and conditions of those awards. Awards may be granted to directors, officers, employees, consultants and service providers of the Company and its affiliates.

Restricted Stock Units

During the three months ended March 31, 2006 and 2005, the Company did not grant any restricted stock units. A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted average grant date fair value
Balance at December 31, 2005	308,989	$10.37
Granted	—	—
Exercised	—	—
Cancelled	(3,125)	7.82
Balance at March 31, 2006	305,864	$10.40

The restricted stock issued in conjunction with the Company's 2004 acquisition of EccoWare will vest ratably over 2006 and 2007. The remaining restricted stock units vest one year from date of grant. As of March 31, 2006, there was approximately $1.2 million of total unrecognized compensation cost- related to unvested restricted stock units granted under the Company's stock award plans. Total compensation expense related to restricted stock units before associated income taxes was approximately $0.5 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2005	14,647,560	$15.22	—	—
Granted	—	—	—	—
Exercised	(47,345)	5.10	—	—
Cancelled	(110,244)	14.47	—	—
Balance at March 31, 2006	14,489,971	15.26	6.29	$6,878,663
Options exercisable at March 31, 2006	14,287,807	$15.37	6.26	$6,853,309

During the three months ended March 31, 2006, the Company did not grant any stock options. The weighted average grant date fair value of options granted in the three month period ended March 31, 2005 was $4.61. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 2.6 million options that were in-the-money at March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $175,000 and $74,000, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the value of the Company's Class A common stock on the date of each award. The options generally vest ratably and on a quarterly basis over four years from the grant date. As of March 31, 2006, there was approximately $340,000 of total unrecognized compensation cost related to unvested stock options granted under the Company's stock awards plans. That cost is expected to be recognized over a weighted-average period of two years. Total compensation expense related to employee stock options before associated income taxes was approximately $81,000 and $0 for the three months ended March 31, 2006 and 2005, respectively.

The assumptions used to calculate the fair value of each option award on the date of grant using the Black-Scholes option pricing model for each respective period are as follows:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rates	N/A	3.82%
Expected lives (in years)	N/A	4.13
Dividend yield	N/A	N/A
Expected volatility	N/A	59.82%
Weighted-average grant date fair value	N/A	$4.61

Business Partner Warrants

Horizon:    In February 2006, a subsidiary of Cantor acquired all of the assets of Horizon, a Delaware corporation. Immediately prior to the closing of the acquisition, the Company entered into a software license agreement (the ‘‘Horizon License’’) with Horizon, pursuant to which Horizon granted the Company a perpetual, fully paid-up, non-transferable (except to affiliates of the Company) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities valued at $1.5 million. The Horizon License permits the Company to use the software worldwide in connection with the processing of trades in the Company’s product offerings, provided that the software may not be used for the processing of the business of any other person, firm or entity. The Horizon License was transferred to Cantor in connection with the asset purchase of Horizon. The Horizon License further provides that in the event Cantor sells the Horizon business, it will pay the Company an amount equal to 23% of the total consideration received in connection with such sale, up to a maximum of $1.5 million. In consideration for the license and support services to be provided under the Horizon License, the Company issued to Horizon a warrant to acquire 312,937 shares of Class A common stock of the Company, which warrant was not transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87. The Company treated the $1.5 million payment for the license as a dividend to Cantor.

UBS:    In connection with an agreement between eSpeed, certain Cantor entities and certain UBS entities, the Company previously issued to UBS Americas Inc., successor by merger to UBS USA Inc. (‘‘UBS’’), a warrant to purchase 300,000 shares of its Class A common stock (the ‘‘Warrant Shares’’). The warrant has a term of 10 years from August 21, 2002 and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and non-forfeitable, and is exercisable nine years and six months after issuance, subject to acceleration upon the satisfaction by UBS of certain commitment conditions. On August 21, 2002, the Company recorded additional paid-in capital and unamortized expense of business partner securities of $2.2 million, representing the fair value of the Warrant Shares.

UBS failed to comply with the commitment condition for the period August 1, 2002 to July 31, 2003. Commencing September 18, 2003, the UBS Agreement was renegotiated to facilitate UBS’s ability to meet the commitment condition going forward, and to provide for a revised acceleration schedule (the Revised Agreement). The Revised Agreement provides for acceleration of the exerciseability of the Warrant Shares with respecdt to 125,000 shares on October 1, 2003, of which warrants to purchase 75,000 shares of the Company’s Class A common stock were exercised by UBS in October 2003, and acceleration of the remaining 175,000 warrant shares in seven equal tranches of 25,000 shares each quarter, commencing with the quarter ending January 31, 2004, subject to the satisfaction by UBS of the revised commitment conditions set forth in the Revised Agreement. The Company has notified UBS that it failed to comply with the commitment conditions for each of the seven quarters commencing November 1, 2003 and ending July 31, 2005 and that it is not entitled to acceleration of any of the 175,000 warrant shares.

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

Freedom:    In connection with the Company’s investment discussed in Note 8, Investments, the Company issued fully vested, non-forfeitable warrants to purchase 400,000 shares of its Class A common stock at an exercise price per share of $22.43 to provide incentives over the three-year period ending April 2004 to the other Freedom owner participants to migrate to the Company’s fully-electronic platform. The Company recorded additional paid-in capital and unamortized expense of business partner securities of approximately $3.6 million in 2001, representing the value of the warrants. The warrants were fully amortized during 2004.

Total compensation expense related to business partner warrants before associated income taxes was $19,000 and $117,000 for the three months ended March 31, 2006 and 2005, respectively.

12.    Capitalization

The rights of holders of shares of Class A and Class B common stock are substantially identical, except that holders of Class B common stock are entitled to 10 votes per share, while holders of Class A common stock are entitled to one vote per share. Additionally, each share of Class B common stock is convertible at any time, at the option of the holder, into one share of Class A common stock. Cantor holds 99.8% of the Company’s outstanding Class B common stock. The remaining 0.2% of the Company’s Class B common stock is owned by CF Group Management, Inc., the general managing partner of Cantor.

During the three months ended March 31, 2006 and 2005, the Company issued 47,345 and 143,000 shares, respectively, of Class A common stock related to the exercise of employee stock options, which issuances are more fully discussed in Note 2, Summary of Significant Accounting Policies.

During the three months ended March 31, 2006, the Company repurchased no shares of the Company’s Class A common stock. During the three months ended March 31, 2005, the Company repurchased approximately 1.4 million shares of our Class A common stock for a total of $11.6 million. The Company has $58.7 million remaining from its $100 million buyback authorization.

During the three months ended March 31, 2005, Cantor converted 1.0 million shares of the Company’s Class B common stock to the Company’s Class A common stock. Of the shares which were converted, 654,433 shares were donated to Cantor’s September 11 Events Relief Fund.

As part of the Horizon License transaction (see Note 11, Stock-Based Compensation, for more information regarding this transaction) the Company paid Cantor a dividend of $1.5 million during the three months ended March 31, 2006.

13.    Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income	$2,020	$1,339
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	50,077	53,141
Diluted effects of:
Stock options	897	895
Restricted stock grants	163	50
Business partner securities	—	9
Weighted average share used in diluted computation	51,137	54,095
Earnings per share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.02

At March 31, 2006, and 2005, approximately 16.1 million and 17.9 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. The shares were anti-dilutive because the exercise price exceeded the average share price for the period.

14.    Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Exchange Act, which requires the maintenance of minimum liquid capital, as defined. At March 31, 2006, eSpeed Government Securities, Inc.'s liquid capital of $95,923,349 was in excess of minimum requirements by $95,898,349. Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 of the Exchange Act, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2006, eSpeed Securities, Inc. had net capital of $46,179,893 which was $46,080,282 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was.02 to 1.

As of March 31, 2006, the Company’s regulated subsidiaries have no third party restrictions on their ability to transfer net assets to their parent company, eSpeed, Inc., except for the minimum liquid capital and net capital requirements for eSpeed Government Securities, Inc. and eSpeed Securities, Inc., which respectively were $25,000 and $99,611. Both of these amounts were deemed immaterial per the requirements of SEC Rule 5-04 of the Exchange Act.

The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

15.    Segment and Geographic Information

Segment information:    The Company currently operates its business in one segment, that of operating interactive electronic marketplaces for the trading of financial products, licensing software, and providing technology support services to Cantor and other related and unrelated parties. Revenues from these products comprise the majority of the Company's revenues.

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

Transaction revenues by geographic area are as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Transaction revenues:
Europe	$6,809	$8,125
Asia	482	580
Total Non Americas	7,291	8,705
Americas	18,109	18,633
Total	$25,400	$27,338

Assets by geographic area are as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Total assets:
Europe	$31,816	$29,715
Asia	1,266	1,336
Total Non Americas	33,082	31,051
Americas	252,095	249,883
Total	$285,177	$280,934

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ ‘‘continue,’’ ‘‘strategy,’’ ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our relationship with Cantor and its affiliates, the costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received and their related costs, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including trading volume and volatility, our pricing strategy and that of our competitors, our ability to develop new products and services, to enter new markets, to secure and maintain market share, to enter into marketing and strategic alliances, and other transactions, including acquisitions, reorganizations, partnering opportunities, and joint ventures, to hire new personnel, to expand the use of our technology, for both integrated hybrid voice-assisted and fully electronic trading, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve. We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or outcomes and that accordingly you should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements.

The following Management's Discussion and Analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and the Condensed Consolidated Financial Statements as of March 31, 2006 and 2005 and for the three months then ended, including the accompanying Notes thereto, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows.

EXECUTIVE SUMMARY

We are a leader in developing and deploying electronic marketplaces and related trading technology that offers traders access to the most efficient, innovative and neutral financial markets in the world. We provide an array of financial technology products which assist clients in managing market risk. We operate multiple buyer, multiple seller real-time electronic marketplaces for the global capital markets, including the world's largest government bond markets, the world's largest foreign exchange markets, and other financial marketplaces, which may be accessed through fully electronic transactions for some products or through an integrated hybrid voice-assisted network accessed by voice-brokers. Our suite of marketplace tools provides end-to-end transaction solutions for the purchase and sale of financial products over our global private network or via the Internet. Our neutral platform, reliable network, straight-through processing and proven solutions make us a trusted source for fully electronic and integrated hybrid voice-assisted trading at the world's largest fixed income and foreign exchange trading firms, major exchanges and leading equities trading firms in the world.

Transaction Revenues

Our fully electronic transaction revenues are predominately a result of the trading of U.S. Treasury securities. We consider the trading of U.S. Treasury securities to be both a foundation for our Company and an area for growth. We continue to experience growth in our market position during the first three months of 2006 as compared with the first three months of 2005. Despite our improved market position, our fully-electronic revenue per transaction decreased as compared with the prior quarter as customers with fixed fee pricing contracts continue to increase their trading volumes. With computer-assisted trading being the primary factor, we expect U.S. Treasury volumes to double by 2008 as traders utilize computers to augment and implement their trading strategies. We believe that we remain well positioned for the expected growth in the overall U.S. Treasury market.

Our hybrid model provides us a significant long-term pipeline opportunity, both in terms of fully electronic transaction volume and for increased revenues across product offerings. The lifecycle of our hybrid model is the maturity of a market place from telephones to computer assisted trading. BGC’s continued growth and expansion continues to result in revenue growth across our hybrid voice-assisted and screen-assisted businesses.

We remain committed to new products such as foreign exchange, futures, and repurchase agreements, and during the first three months of 2006 we continued to develop and foster these products.

With regard to foreign exchange, we offer a unique trading platform that provides FX spot traders what we believe is a better way to trade. We continue to invest and make strategic adjustments to our FX platform. We have a unique futures platform where certain kinds of trading in cash U.S. Governments and futures to be executed simultaneously. We expect this will allow us to capture more of a trader’s government bonds trades by satisfying futures trading needs on the same platform. We are progressing with the development of a cash-futures platform for spot FX, and continue to pursue a strategy to increase distribution of our front-end products, further driving the volumes traded through eSpeed.

In April 2006, BGC launched the first integrated voice and electronic U.S. Dollar repo trading platform for the primary dealer community. We are providing the trading platform’s technology and support, for which we earn a share of BGC's revenues.

Operations

We remain a leading innovator in the provision of financial technology. We devote significant energy to the development of new and proprietary methods and technologies that we expect to incorporate in new products and product enhancements in 2006 and beyond. We target our innovation to create new opportunities for our clients to gain trading advantage and increase trading profits and to meet new client needs and providing tailored solutions that are generated by the rapid pace of change in their businesses. We believe that such continued delivery of new technologies that add value to our clients will create for us additional trading volume, new revenue opportunities and barriers against competition.

We expect expenses to increase in 2006 as compared with 2005, as we continue to devote significant resources to the innovation and development of technology.

Critical Accounting Policies and Estimates

During the first quarter of 2006, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ found in our Annual Report on Form10-K for the year ended December 31, 2005, for additional information relating to our use of estimates and other critical accounting policies.

Results of Operations

Revenues for the Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

	Three Months Ended March 31, 2006	Percentage of Total Revenue	Three Months Ended March 31, 2005	Percentage of Total Revenue
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties (Note 10)	$15,681	36.9%	$20,437	52.5%
Fully electronic transactions with unrelated parties	1,038	2.4%	—	0.0%
Total fully electronic transaction revenues	16,719	39.3%	20,437	52.5%
Voice-assisted brokerage transactions with related parties (Note 10)	7,255	17.0%	6,494	16.8%
Screen-assisted open outcry transactions with related parties (Note 10)	1,426	3.4%	407	1.0%
Total transaction revenues	25,400	59.7%	27,338	70.3%
Software Solutions fees from related parties	7,491	17.6%	6,104	15.7%
Software Solutions and licensing fees from unrelated parties	3,799	8.9%	4,177	10.7%
Insurance recovery	3,500	8.2%	—	0.0%
Interest income	2,362	5.6%	1,285	3.3%
Total revenues	$42,552	100.0%	$38,904	100.0%

Total transaction revenues

Total transaction revenues for the three months ended March 31, 2006 were $25.4 million compared with $27.3 million during the three months ended March 31, 2005. There were 62 and 61 trading days in the three-month periods ended March 31, 2006 and 2005, respectively. Total transaction revenues per trading day decreased by $38,000 or 8.5%, to $410,000 from $448,000 for the three months ended March 31, 2006 and 2005, respectively. Volumes transacted on our system increased by $6,028 billion (approximately $6.0 trillion), or 52%, from $11,546 billion (approximately $11.5 trillion) for the three months ended March 31, 2005 to $17,574 billion (approximately $17.6 trillion) for the three months ended March 31, 2006. During the three months ended March 31, 2006, total fully electronic transactions and voice-assisted transactions contributed 66% and 29% of our total transaction revenues, respectively, compared with 75% and 24%, respectively, for the comparable period in 2005.

Fully electronic transaction revenues with related parties for the three months ended March 31, 2006 of $15.7 million decreased from $20.4 million during the comparable period in 2005. This $4.7 million decrease was primarily the result of our customers' transition to fixed fee pricing from a variable fee commission model. This decline was partially offset by an increase in U.S. Treasury volume for the three months ended March 31, 2006 of 0.7%, or $34.8 trillion, as compared with $34.6 trillion in the three months ended March 31, 2005 and by growth in our market position. Fully electronic transaction revenues with unrelated parties, which are transaction revenues not cleared or transacted by Cantor, for the three months ended March 31, 2006 were $1.0 million.

Voice-assisted brokerage transaction revenues with related parties for the three months ended March 31, 2006 were $7.3 million, an increase of 11.7% from $6.5 million during the comparable period in 2005. The increase was primarily due to BGC's investment and expansion in the voice brokerage business and BGC's acquisition of Maxcor during the second quarter of 2005.

Screen-assisted open outcry transaction revenues with related parties for the three months ended March 31, 2006 were $1.4 million, a substantial increase from $0.4 million during the comparable period in 2005. The increase was primarily due to BGC's investment and expansion in the voice brokerage business and BGC's acquisition of Maxcor and ETC Pollak.

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended March 31, 2006 were $7.5 million compared with $6.1 million during the comparable period in 2005, an increase of 22.7%. This increase resulted from an increase in demand for our support services from Cantor and the growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the three months ended March 31, 2006 were $3.8 million compared with $4.2 million in 2005, a 9.0% decrease, primarily as a result of lower revenues from Ecco licenses.

Insurance Recovery

For the three months ended March 31, 2006, insurance recoveries of $3.5 million were recorded that related to fixed asset replacements of fixed assets destroyed in the September 11 Events. For further discussion, see Note 3, September 11 Events, of the accompanying Notes to Condensed Consolidated Financial Statements. No insurance recoveries were recorded for the three months ended March 31, 2005.

Interest income

During the three months ended March 31, 2006, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 4.64% compared with 2.60% during the comparable period in 2005. As a result of the increase in the weighted average interest rate between periods and an approximately $399,000 settlement of a tax related matter, we generated interest income of $2.4 million for the three months ended March 31, 2006, compared with $1.3 million for the comparable period in 2005.

Expenses for the Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

	Three Months Ended March 31, 2006	Percentage of Total Expenses	Three Months Ended March 31, 2005	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$13,858	35.4%	$13,051	35.5%
Amortization of software development
costs and other intangibles	6,890	17.6%	4,666	12.7%
Other occupancy and equipment	8,633	22.1%	7,409	20.1%
Professional and consulting fees	1,910	4.9%	2,941	8.0%
Communications and client networks	2,027	5.2%	1,756	4.8%
Marketing	332	0.8%	493	1.3%
Administrative fees to related parties	3,427	8.8%	3,877	10.5%
Amortization of business partner and
non-employee securities	19	0.0%	117	0.3%
Other	2,045	5.2%	2,491	6.8%
Total operating expenses	$39,141	100.0%	$36,801	100.0%

Compensation and employee benefits

Compensation costs for the three months ended March 31, 2006 were $13.9 million compared with $13.1 million during the comparable period in 2005. The $0.8 million or 6.2%, increase, in compensation costs resulted primarily from increased salaries, higher restricted stock expense, and stock option expense. Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

Amortization of software development costs and other intangibles

In accordance with the provisions of Statement of Position 98-1, ‘‘Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,’’ we capitalize qualifying computer software costs incurred during the application development stage, and amortize them over their estimated useful life of three years on a straight-line basis.

Amortization of software development costs and other intangibles was $6.9 million for the three months ended March 31, 2006, an increase of $2.2 million, or 47.7%, compared with $4.7 million during the comparable period in 2005. This increase was related to accelerated amortization (see Note 4, Fixed Assets of the accompanying Notes to Condensed Consolidated Financial Statements, for more detail regarding this charge), increased investment in software development activities during the prior twelve months and the associated increase in the amortization of the software development.

Occupancy and equipment

Occupancy and equipment costs were $8.6 million for the three months ended March 31, 2006, a $1.2 million or 16.5%, increase, compared with $7.4 million for the comparable period in 2005. The increase was primarily attributable to accelerated costs of approximately $644,000 as a result of the relocation of our London offices. We expect the relocation to be completed during the second quarter of 2006. In addition, depreciation expense increased as a result of IT equipment purchases and relocation to our permanent corporate headquarters in New York City during the prior twelve months.

Professional and consulting fees

Professional and consulting fees were $1.9 million for the three months ended March 31, 2006 compared with $2.9 million for the comparable period in 2005, a decrease of 35.1%, primarily the result of lower legal expenses incurred in connection with patent litigation defense costs.

Communications and client networks

Communications and client networks costs were $2.0 million for the three months ended March 31, 2006 compared with $1.8 million for the comparable period in 2005, an increase of 15.4%. The increase was primarily due to upgraded communication costs incurred at our new Midwest data center that was established in the second half of 2005.

Communications and client networks costs include the costs of local and wide area network infrastructure, the cost of establishing the client network linking clients to us, data and telephone lines, data and telephone usage, and other related costs. We anticipate expenditures for communications and client networks may increase in the near future as we continue to connect additional customers to our network.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties amounted to $3.4 million for the three months ended March 31, 2006, a decrease of $0.5 million, compared with $3.9 million for the comparable period in 2005. The decrease is primarily due to not utilizing as much of Cantor’s administrative services during the period. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor’s administrative services that are utilized by us.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For the three months ended March 31, 2006, other expenses were $2.0 million, a decrease of approximately $0.5 million, or 18%, compared with other expenses of $2.5 million for the comparable period in 2005. The decrease was principally due to lower recruitment fees and lower travel and entertainment related expenses.

Income taxes

During the three months ended March 31, 2006, we recorded an income tax provision of $1.4 million compared with $0.8 million during the three months ended March 31, 2005. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated.

	Quarterly Market Activity for the Three Months Ended
	March 31, 2005	June 30, 2005	September 31, 2005	December 31, 2005	March 31, 2006
Volume (in billions)
Fully Electronic Volume – Excluding New Products	$6,384	$7,111	$8,014	$7,500	$8,957
Fully Electronic Volume – New Products	436	506	376	540	524
Voice-Assisted Volume	4,726	7,401	8,576	7,608	8,093
Total Electronic Volume	$11,546	$15,018	$16,966	$15,648	$17,574
Electronic Transaction Count (in billions)
Fully Electronic Transactions – Excluding New Products	1,055,479	1,304,403	1,642,579	1,640,167	1,971,347
Fully Electronic Transactions – New Products	71,309	91,408	115,483	111,801	131,700
Voice-Assisted Transactions	189,129	215,229	224,291	193,742	228,124
Total Transactions	1,315,917	1,611,040	1,982,353	1,945,710	2,331,171
eSpeed Equities Direct Access (Number of Shares Traded In Millions)	168	178	154	147	203
Trading Days	61	64	64	61	62
U.S. Treasury Volume (in billions)
U.S. Treasury Volume	$34,570	$36,749	$34,554	$32,820	$34,810
Average Daily U.S. Treasury Volume	$567	$574	$540	$538	$561

Reported volumes and transaction counts include transactions by Cantor and its affiliates who participate in certain eSpeed marketplaces by posting quotations for their accounts and by acting as principal on trades. While the principal participation may vary widely from product to product and may be significant for any given product or period, in no case does the principal participation by Cantor and its affiliates exceed 10% of any of the reported volume or transaction counts, except as otherwise noted. Such activity is intended, among other things, to assist these affiliates in managing their proprietary positions, and to facilitate transactions, add liquidity, increase commissions and attract additional order flow to the eSpeed system and revenue to both eSpeed and Cantor and its affiliates.

Fully electronic volume on the eSpeed system, excluding new products, was $9.0 trillion for first quarter of 2006, an increase of 19.4% from $7.5 trillion in the fourth quarter of 2005 and an increase of 40.3% from the $6.4 trillion in the first quarter of 2005. This compares to a sequential increase of 6.1% and a year-over-year increase of 0.7% in overall quarterly U.S. Treasury volume as reported by the Federal Reserve. Average daily Federal Reserve U.S. Treasury volume was $561 billion for the first quarter of 2006. eSpeed's voice-assisted volume for the first quarter of 2006 was $8.1 trillion, an increase of 6.4% versus the $7.6 trillion reported in the fourth quarter of 2005 and an increase of 71.2% over the $4.7 trillion reported in the first quarter of 2005.

Fully electronic volume on the eSpeed system for new products, which we define as foreign exchange, interest rate swaps, futures and repos, was $524 billion for the first quarter of 2006, compared with $540 billion in the fourth quarter of 2005 and $436 billion in the first quarter of 2005. This represented a decrease of 2.8% and an increase 20.2%, respectively. Volume for the eSpeed Equities direct access product was 203 million shares for the first quarter of 2006, an increase of 38.1% as compared with the 147 million shares traded in the fourth quarter of 2005 and an increase of 20.3% as compared with the 168 million shares traded in the first quarter of 2005.

Quarterly information for the full fiscal year of 2005 has been included for informational purposes.

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At March 31, 2006, we had cash and cash equivalents of $177.2 million, a decrease of $1.2 million compared with $178.4 million at December 31, 2005.

Operating Activities

During the three months ended March 31, 2006, our operating activities provided cash of $5.1 million compared with $1.1 million during the comparable period in 2005. The increase of approximately $4.0 million was primarily attributable to an increase in depreciation and amortization due to an increase in the underlying fixed asset base, an increase in deferred tax expense and an increase in net income.

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

Investing Activities

During the three months ended March 31, 2006, we used cash in investing activities of $6.5 million compared with $9.7 million during the comparable period in 2005. The decrease was due to decreased purchases of fixed assets, the capitalization of software development costs and the capitalization of patent defense costs during the first quarter of 2006 as compared with the first quarter of 2005.

Financing Activities

During the three months ended March 31, 2006, our financing activities provided cash of $288,000 compared with cash used in financing activities of $11.5 million in the comparable period in 2005. During the three months ended March 31, 2006, we made no additional repurchases under the Board of Directors approved repurchase plan. During the three months ended March 31, 2005, we repurchased approximately 1.4 million shares of our Class A common stock for a total of $11.6 million under our repurchase plan. Our Board of Directors has authorized the repurchase of up to an additional $100 million of our outstanding Class A common stock of which $58.7 million remained available for repurchase at March 31, 2006. At the price levels at which we have been repurchasing shares, we believe the eSpeed shares represent an attractive investment and therefore, we may continue to repurchase shares opportunistically. In addition, proceeds from exercises of employee stock options and business partner warrants were lower during the three months ended March 31, 2006.

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

Aggregate Contractual Obligations

There have been no significant changes to our aggregate contractual obligations, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

SFAS No.123R:    Effective January 1, 2006, we adopted SFAS 123R using the Modified Prospective Approach. See Note 11, Stock-Based Compensation, for further detail regarding the adoption of this standard.

SFAS No.155:    In February 2006, the FASB issued SFAS No.155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No.133 and 140 (‘‘SFAS155’’). SFAS155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS155 also clarifies and amends certain other provisions of SFAS No.133 and SFAS No.140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September15, 2006. We do not expect that the adoption of SFAS155 will have a material impact on our consolidated financial condition or results of operations.

SFAS No.156:    In March 2006, the FASB issued SFAS No.156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No.140 (‘‘SFAS156’’). SFAS156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September15, 2006. We do not expect that the adoption of SFAS156 will have a material impact on our consolidated financial condition or results of operations.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2006, we had invested $165.1 million of our cash in securities purchased under reverse repurchase agreements, $43.1 million of which is fully collateralized by U.S. government securities and $122.0 million of which is fully collateralized by eligible equity securities, both of which are held in a third party custodial account. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid.

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

We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income of our international operations of $0.1 million for the three months ended March 31, 2006.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (‘‘CEO’’) and Chief Financial Officer (‘‘CFO’’), have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. The term ‘‘disclosure controls and procedures’’ means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company's disclosure controls and procedures, the CEO and the CFO concluded that the disclosure controls were effective as of the end of the period covered by this report on Form 10-Q to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

The Company, including its CEO and CFO, does not expect that the Company's internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In June 2003, the Company filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, ‘‘BrokerTec’’), in the United States District Court for the District of Delaware. The parties thereafter agreed to substitute the defendant OM AB Technology for defendant OM AB and dismiss claims against BrokerTec Global, LLC. By Order dated September 13, 2004, ICAP was dismissed as a defendant. The suit centers on BrokerTec's and Garban's alleged infringement of U.S. Patent No. 6,560,580 issued on May 6, 2003, which expires in 2016, with respect to which eSpeed is the exclusive licensee. The patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. A jury trial began on February 7, 2005. In a pre-trial ruling on February 7, 2005, the U.S. District Court in Delaware ruled that the BrokerTec ETN did not infringe the Company’s 580 Patent. On February 22, 2005, the jury found that the Garban GTN did infringe the Company’s 580 Patent but that there was a deficiency in the application which led to the 580 Patent, finding that the Company ‘‘failed to provide adequate written description of each and every element recited’’ in certain claims of the 580 Patent. Briefing of post-trial motions and on issues including unenforceability was completed on June 27, 2005. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases. Oral argument was held on October 12, 2005. By Memorandum Order, dated December 5, 2005, the Court denied eSpeed's Motion for Judgment as a Matter of Law, or, in the Alternative, for a New Trial, and also denied BrokerTec's Motion for Judgment as a Matter of Law on Invalidity and Non-Infringement.  In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. Final judgment was entered on April 3, 2005. By notice dated April 27, 2006, the Company appealed to the U.S. Court of Appeals for the Federal Circuit.

In August 2004, Trading Technologies International, Inc. (‘‘TT’’) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against the Company. In its complaint, TT alleged that the Company infringed and continue to infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004 and U.S. Patent 6,772,132, which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude the Company from making, selling, and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that the Company had not raised a substantial question concerning the validity or infringement of the patents but that TT had not proved that it would suffer irreparable harm absent an injunction. A trial date for this case has not yet been set. On March 16, 2005, TT filed an amended Complaint against the Company and added infringement allegations against Ecco and ITSEcco. On April 6, 2005, eSpeed and Ecco answered the Complaint in which the Company denied the infringement allegations. At the same time, eSpeed and Ecco filed a Counterclaim seeking a declaration that the patents in suit are invalid, the Company do not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. On April 18, 2005, ITSEcco filed a motion to dismiss TT's complaint against it for lack of personal jurisdiction. TT agreed to dismiss ITSEcco from the lawsuit but added eSpeed International and EccoWare LLC as defendants in a Second Amended Complaint. On January 5, 2006, the Company answered TT's Second Amended Complaint in which the Company denied the infringement allegations. At the same time, the Company filed an Amended Counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and that the patents are unenforceable due to TT's patent misuse. Discovery is ongoing, and the Court consolidated for certain discovery and Markman hearing purposes the Company’s case with other patent infringement cases brought by TT against other defendants. A Markman hearing currently is scheduled for June 1, 2006. No trial date is currently set. If TT ultimately prevails in this litigation, the Company may be required to pay TT damages and/or certain costs and expenses, and the Company may be forced to modify or withdraw certain products from the market. Both parties requested attorneys' fees from the other party, which may be awarded by the court in exceptional cases.

On February 15, 2005, Mircuz Partners, LLC, filed a purported class action complaint in the United States District Court for the Southern District of New York against eSpeed, Cantor Fitzgerald, L.P. and certain affiliated entities, as well as Howard Lutnick and Lee Amaitis, on behalf of all persons who purchased the securities of eSpeed from August 12, 2003 to July 1, 2004, alleging that eSpeed made ‘‘material false positive statements during the class period’’ and violated certain provisions to the U.S. Securities Exchange Act of 1934, as amended, and certain rules and regulations thereunder.  Two similar class action complaints were subsequently filed. On April 8, 2005, the Court consolidated the three actions under the caption, ‘‘In re eSpeed, Inc. Securities Litigation,’’ file number 05 CIV 2091. Subsequently, the court appointed lead plaintiffs and lead counsel. On September 27, 2005, lead plaintiffs served their Consolidated Amended Class Action Complaint. The Amended Complaint named Howard Lutnick, Lee Amaitis, Jeffrey Chertoff, Joseph Noviello and eSpeed, Inc. as defendants in the action. The Amended Complaint alleged inter alia that defendants made material misstatements regarding eSpeed’s Price Improvement product in violation of certain provisions to the U.S. Securities Exchange Act of 1934, as amended, and certain rules and regulations thereunder.  Defendants filed and served their Motion to Dismiss the Consolidated Amended Class Action Complaint (‘‘Motion’’) on November 16, 2005. Briefing on the motion to dismiss was completed by February 2006. On April 3, 2006, the court issued an Opinion and Order granting defendants' motion to dismiss the complaint in its entirety. The court granted plaintiffs leave to re-plead within 20 days from the date of the Opinion and Order. By subsequent stipulation and order, plaintiffs had until May 3, 2006 to submit an amended pleading. Plaintiffs chose not to file an amended complaint. The Company expects the final judgment of dismissal to be entered by the district court shortly. It is not known whether plaintiffs will pursue an appeal.

ITEM 1A.	Risk Factors.

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

ITEM 3.	Defaults upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit No.	Description
10.22	Amendment to Employment Agreement, dated as of March 15, 2006, between eSpeed, Inc. and Paul Saltzman.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc. (Registrant)
/s/ Howard W. Lutnick
Howard W. Lutnick Chairman of the Board and Chief Executive Officer
/s/ Jay Ryan
Jay Ryan Senior Vice President and Chief Financial Officer

Date: May 10, 2006