Form 10-Q
period 2006-06-30
ESPEED INC
filed 2006-08-09
CIK 1094831

UNITED STATES
    SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  0-28191

eSpeed, Inc.
(Exact name of registrant as specified in its charter)
Delaware	13-4063515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 East 59th Street, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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

Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes     No

As of August 3, 2006, the registrant had 29,096,218 shares of Class A common stock, $0.01 par value, and 21,139,270 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

Part I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$37,495	$37,070
Reverse repurchase agreements with related parties (Note 9)	140,666	141,365
Total cash and cash equivalents	178,161	178,435
Fixed assets, net	56,412	58,291
Investments	7,787	7,742
Goodwill	12,184	12,184
Other intangibles, net	9,820	11,356
Receivables from related parties (Note 10)	8,627	4,345
Other assets	15,831	8,581
Total assets	$288,822	$280,934
Liabilities and Stockholders' Equity
Current liabilities:
Payables to related parties (Note 10)	$4,099	$7,588
Accounts payable and accrued liabilities	26,619	19,649
Total current liabilities	30,718	27,237
Deferred income	7,384	7,593
Total liabilities	38,102	34,830
Commitments and contingencies (Note 7)	—	—
Stockholders' Equity:
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 35,541,521 and 34,387,380 shares issued at June 30, 2006
and December 31, 2005, respectively	355	343
Class B common stock, par value $0.01 per share; 100,000,000 shares authorized; 21,139,270 and 22,139,270 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively, convertible to Class A common stock	211	221
Additional paid-in capital	298,274	294,987
Unearned stock-based compensation	(763)	(1,592)
Treasury stock, at cost: 6,449,991 and 6,488,047 shares of Class A common stock at June 30, 2006 and December 31, 2005, respectively	(62,132)	(62,486)
Retained earnings	14,775	14,631
Total stockholders' equity	250,720	246,104
Total liabilities and stockholders' equity	$288,822	$280,934

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2006	2005
Revenues:
Transaction revenues
Fully electronic transactions with related parties (Note 10)	$15,704	$18,804
Fully electronic transactions with unrelated parties	1,601	—
Total fully electronic transactions	17,305	18,804
Voice-assisted brokerage transactions with related parties (Note 10)	6,648	6,444
Screen-assisted open outcry transactions with related parties (Note 10)	1,438	403
Total transaction revenues	25,391	25,651
Software Solutions fees from related parties (Note 10)	7,897	6,657
Software Solutions and licensing fees from unrelated parties	3,572	3,765
Interest income	2,093	1,382
Total revenues	38,953	37,455
Expenses:
Compensation and employee benefits	12,372	12,890
Amortization of software development costs and other intangibles	5,627	4,504
Other occupancy and equipment	11,646	7,536
Professional and consulting fees	2,225	2,129
Communications and client networks	2,000	1,882
Marketing	265	369
Administrative fees to related parties (Note 10)	3,670	3,422
Amortization of business partner and non-employee securities	—	143
Acquisition related costs	—	4,124
Other expenses	1,915	2,863
Total operating expenses	39,720	39,862
Loss before income taxes	(767)	(2,407)
Income tax benefit	(391)	(949)
Net loss	$(376)	$(1,458)
Per share data:
Basic loss per share	$(0.01)	$(0.03)
Diluted loss per share	$(0.01)	$(0.03)
Basic weighted average shares of common stock outstanding	50,142	51,281
Diluted weighted average shares of common stock outstanding	50,142	51,281

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2006	2005
Revenues:
Transaction revenues
Fully electronic transactions with related parties (Note 10)	$31,385	$39,241
Fully electronic transactions with unrelated parties	2,639	—
Total fully electronic transactions	34,024	39,241
Voice-assisted brokerage transactions with related parties (Note 10)	13,903	12,938
Screen-assisted open outcry transactions with related parties (Note 10)	2,864	810
Total transaction revenues	50,791	52,989
Software Solutions fees from related parties (Note 10)	15,388	12,761
Software Solutions and licensing fees from unrelated parties	7,371	7,942
Insurance recovery (Note 3)	3,500	—
Interest income	4,455	2,667
Total revenues	81,505	76,359
Expenses:
Compensation and employee benefits	26,230	25,941
Amortization of software development costs and other intangibles	12,517	9,170
Other occupancy and equipment	20,279	14,945
Professional and consulting fees	4,135	5,070
Communications and client networks	4,027	3,638
Marketing	597	862
Administrative fees to related parties (Note 10)	7,097	7,299
Amortization of business partner and non-employee securities	19	260
Acquisition related costs	—	4,124
Other expenses	3,960	5,354
Total operating expenses	78,861	76,663
Income (loss) before income taxes	2,644	(304)
Provision (benefit) for income taxes	1,000	(185)
Net income (loss)	$1,644	$(119)
Per share data:
Basic earnings (loss) per share	$0.03	$(0.00)
Diluted earnings (loss) per share	$0.03	$(0.00)
Basic weighted average shares of common stock outstanding	50,207	52,205
Diluted weighted average shares of common stock outstanding	51,150	52,205

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

eSpeed, Inc. & Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,644	$(119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,853	14,170
Gain on insurance recovery from related parties (Note 3)	(3,500)	—
Equity in net (income) loss of unconsolidated investments	(45)	15
Deferred income tax expense	(602)	(443)
Stock-based compensation	1,082	1,332
Tax benefit from stock-based compensation	93	84
Excess tax benefits from stock-based compensation	(39)	—
Issuance of securities under employee benefit plan	—	125
Changes in operating assets and liabilities:
Receivables from related parties (Note 10)	(4,676)	(4,430)
Other assets	(7,230)	(498)
Payables to related parties (Note 10)	(3,489)	(2,667)
Accounts payable and accrued expenses	7,479	2,324
Deferred income	(209)	(209)
Net cash provided by operating activities	9,361	9,684
Cash flows used in investing activities:
Insurance proceeds from related parties (Note 3)	3,500	—
Purchase of fixed assets	(4,668)	(7,466)
Capitalization of software development costs	(8,300)	(9,523)
Capitalization of patent defense and registration costs	(575)	(1,099)
Net cash used in investing activities	(10,043)	(18,088)
Cash flows provided by (used in) financing activities:
Repurchase of Class A common stock	—	(19,437)
Proceeds from exercises of stock options and business partner warrants	369	312
Excess tax benefits from stock-based compensation	39	—
Net cash provided by (used in) financing activities	408	(19,125)
Net decrease in cash and cash equivalents	(274)	(27,529)
Cash and cash equivalents	37,070	19,884
Reverse repurchase agreements with related parties (Note 9)	141,365	189,804
Cash and cash equivalents at beginning of period	178,435	209,688
Cash and cash equivalents	37,495	20,567
Reverse repurchase agreements with related parties (Note 9)	140,666	161,592
Cash and cash equivalents at end of period	$178,161	$182,159
Cash paid for income taxes	$99	$21
Supplemental disclosure of non-cash investing and financing activities:
Dividend distribution to Cantor (Note 5)	$1,500	$—
Contribution of license from Cantor (Note 10)	1,500	—
Conversion of Class B common stock to Class A common stock	10	—

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Organization and Basis of Presentation

eSpeed, Inc. (‘‘eSpeed’’ or the ‘‘Company’’) primarily engages in the business of operating interactive electronic marketplaces designed to enable market participants to trade financial products more efficiently and at a lower cost than traditional trading environments permit.

The Company commenced operations on March 10, 1999 and is a subsidiary of Cantor Fitzgerald, L.P. (‘‘Cantor’’). The Company is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering.

The Company’s Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’). In the Company’s opinion, these Condensed Consolidated Financial Statements include all normal recurring adjustments that the Company believes are necessary to fairly state its financial position, operating results and cash flows. These Condensed Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has more than a 50% equity ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Statement of Financial Condition at December 31, 2005 was derived from the audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.    Summary of Significant Accounting Policies

Use of Estimates:    The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from the estimates included in these Condensed Consolidated Financial Statements.

Reclassifications:    Certain reclassifications have been made to prior year information to conform to the current year presentation.

Transaction Revenues:    The Company derives transaction revenues from related and unrelated parties. The Company’s related party transaction revenues, which consist of fully electronic, voice-assisted brokerage and screen-assisted open outcry transaction revenues, are generated when Cantor clears and/or transacts trades on or with the assistance of the Company’s trading platform. Related party transaction revenues are determined based on revenue sharing arrangements and commission rates negotiated with Cantor (see Note 10, Related Party Transactions, for more information regarding such negotiated revenue sharing arrangements and commission rates for these transactions). Unrelated party transaction revenues, which consist of fully electronic transaction revenues, are generated from transactions that are neither cleared nor transacted by Cantor. In the case of fixed fee contracts, transaction revenues are recognized ratably over the term of the contract. All other transaction revenues are recognized on a trade date basis.

Cash and Cash Equivalents:    The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of securities purchased under agreements to resell (reverse repurchase agreements) transacted on an overnight basis for the purpose of cash management and money market Treasury funds (see Note 9, Reverse Repurchase Arrangements, for more information regarding the Company’s reverse repurchase arrangements).

Stock-Based Compensation:    Prior to January 1, 2006, the Company accounted for employee stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) and related interpretations, as permitted by Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), under which the Company recorded no expense for stock options issued to employees as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (‘‘SFAS 123R’’), using the modified prospective method. These Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Under the modified prospective method, stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The grant-date fair value of share-based payments is amortized to expense ratably over the awards' vesting periods. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Income for the first six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reviewed for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the six months ended June 30, 2006, the Company’s estimate of expected forfeitures was immaterial. In the pro forma information required under SFAS No. 148, Accounting for Stock-Based Compensation – Transition, for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company accounts for stock issued to non-employees and business partners in accordance with the provisions of SFAS 123R and the Emerging Issues Task Force (‘‘EITF’’) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (‘‘EITF 96-18’’). SFAS 123R states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of consideration received or the fair value of the equity instruments issued, whichever is more readily reliably measurable. Under the guidance in EITF 96-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

As a result of adopting SFAS 123R on January 1, 2006, the Company's income before income taxes and net income for the three months ended June 30, 2006 decreased approximately $77,000 and $38,000, respectively, as compared with accounting for share-based compensation under APB 25. As a result of adopting SFAS 123R, the Company's income before income taxes and net income for the six months ended June 30, 2006 decreased approximately $158,000 and $98,000, respectively, as compared with accounting for share-based compensation under APB 25. The after-tax impact of stock-based compensation recorded pursuant to SFAS 123R resulted in no reduction in basic and diluted net income (loss) per share for the three or six months ended June 30, 2006.

Prior to the adoption of SFAS 123R, the Company reported all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires that cash flows resulting from the tax benefits to be realized in excess of the compensation expense recognized in the consolidated statements of income before considering the impact of stock options that expire unexercised or forfeited (the ‘‘excess tax benefit’’) be classified as financing cash flows. The excess tax benefit of approximately $39,000 currently classified as a financing cash inflow for the six months ended June 30, 2006, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net loss and net loss per share if the Company had recorded in its Condensed Consolidated Statements of Income the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans through the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, options granted subsequent to June 30, 2005 are not considered, the value of the options is estimated using a Black-Scholes option-pricing formula and the expense is amortized ratably over the options' vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)
Net loss for basic and diluted earnings per share	$(1,458)	$(119)
Deduct: Total stock-based employee compensation expense net of taxes	78	(8,716)
Net loss, pro forma	$(1,380)	$(8,835)
Basic weighted average shares of common stock outstanding	51,281	52,205
Diluted weighted average shares of common stock outstanding	51,281	52,205
Loss per share:
Basic – as reported	$(0.03)	$(0.00)
Basic – pro forma	$(0.03)	$(0.17)
Diluted – as reported	$(0.03)	$(0.00)
Diluted – pro forma	$(0.03)	$(0.17)

Recent Accounting Pronouncements:

SFAS No. 123R:    Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method.

SFAS No. 155:    In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140 (‘‘SFAS 155’’). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS 155 will have a material impact on its consolidated financial condition, results of operations or cash flows.

SFAS No. 156:    In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (‘‘SFAS 156’’). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS 156 will have a material impact on its consolidated financial condition, results of operations or cash flows.

FIN 48:    In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial condition, results of operations or cash flows.

3.    September 11 Events

On September 11, 2001, the Company was entitled to property and casualty insurance coverage of up to $40.0 million under its Administrative Services Agreement with Cantor. Cantor received property and casualty insurance payments related to the September 11 Events totaling $45.0 million in 2001. As a result of the September 11 Events, Company fixed assets with a book value of approximately $17.8 million were destroyed. The Company has recovered these losses through $20.5 million of property insurance proceeds remitted from Cantor and, as such, has not recorded a net loss related to the destruction of the fixed assets. The basis for this allocation was the book value of the assets destroyed ($17.8 million) plus the difference of the cost of assets replaced through December 31, 2001 over the depreciated value of assets destroyed.

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. As of December 31, 2005, the Company estimates that it has replaced assets with an aggregate cost of approximately $22.2 million. During the fourth quarter of 2005 and the first quarter of 2006, the Company recorded a gain for insurance recovery proceeds from Cantor of $1.7 million and $3.5 million, respectively. These proceeds were recognized as income in the accompanying Condensed Consolidated Statements of Income under the caption ‘‘Insurance recovery’’. As the Company completes the move into its new global headquarters, it is nearing the end of the replacement of the destroyed assets.

In December 2004 and early 2003, Cantor and one of its affiliates received grants from the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program. Both grant agreements contain certain recapture terms and contingencies, primarily in relation to establishing and maintaining premises and maintaining certain levels of employment in New York City in the future. In October 2004, the Company’s Audit Committee approved the allocation by Cantor of a $3.1 million share of the WTC Business Recovery from Disproportionate Loss Program grant. This amount is included in ‘‘Deferred income’’ on the Condensed Consolidated Statements of Financial Condition as of June 30, 2006 and December 31, 2005. The recognition of the $3.1 million of grant funds is dependent on meeting various thresholds established in the grant agreements. The Company expects to recognize a majority of the grant-related deferred income in the second half of 2006.

4.    Fixed Assets

Fixed assets as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Computer and communication equipment	$49,625	$46,237
Software, including software development costs	88,185	79,872
Leasehold improvements and other fixed assets	4,767	3,483
	142,577	129,592
Less: accumulated depreciation and amortization	(86,165)	(71,301)
Fixed assets, net	$56,412	$58,291

Depreciation expense was $3.2 million and $2.4 million for the three months ended June 30, 2006 and 2005, respectively. Depreciation expense was $6.3 million and $5.0 million for the six months ended June 30, 2006 and 2005, respectively. Depreciation is included in the accompanying Condensed Consolidated Statements of Income under the caption ‘‘Other occupancy and equipment’’.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (‘‘SOP 98-1’’), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. During the six months ended June 30, 2006 and 2005, software development costs totaling $8.3 million and $9.5 million, respectively, were capitalized. For the three months ended June 30, 2006 and 2005, the Company's Condensed

Consolidated Statements of Income included $3.9 million and $3.0 million, respectively, in relation to the amortization of software development costs. For the six months ended June 30, 2006 and 2005, the Company's Condensed Consolidated Statements of Income included $8.9 million and $5.8 million, respectively, in relation to the amortization of software development costs. The amortization of software development costs for the three and six months ended June 30, 2006 includes approximately $0 and $1.2 million, respectively, of accelerated amortization due to the anticipated early retirement of certain of the Company’s internally developed software which was replaced in the second quarter of 2006. The three and six months ended June 30, 2005 does not include any accelerated amortization charges.

5.    Other Intangible Assets

Other intangible assets as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Intangible assets subject to amortization:
Patents, including capitalized legal costs	$30,402	$(24,007)	$6,395	$29,827	$(20,782)	$9,045
Acquired intangibles:
Existing technology	2,832	(968)	1,864	2,832	(684)	2,148
Customer contracts	412	(351)	61	412	(249)	163
Total intangible assets subject to amortization:	$33,646	$(25,326)	$8,320	$33,071	$(21,715)	$11,356
Horizon license	$1,500	$—	$1,500	$—	$—	$—
Total other intangible assets:	$35,146	$(25,326)	$9,820	$33,071	$(21,715)	$11,356

During the three months ended June 30, 2006 and 2005, the Company recorded intangible amortization expense of $1.8 million and $1.2 million, respectively, under the caption ‘‘Amortization of software development costs and other intangibles’’ in the accompanying Condensed Consolidated Statements of Income. During the six months ended June 30, 2006 and 2005, the Company recorded intangible amortization expense of $3.6 million and $3.4 million, respectively, under the caption ‘‘Amortization of software development costs and other intangibles’’ in the accompanying Condensed Consolidated Statements of Income.

Patents

Wagner Patent:    In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the ‘‘Wagner Patent’’) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from ETS for an initial payment of $1.75 million in cash and 24,334 shares of the Company’s Class A common stock valued at $0.5 million. The Wagner Patent expires in 2007. Additional payments are contingent upon the generation of patent-related revenues. During the six months ended June 30, 2006, the Company earned a net $2.3 million in transaction fee based revenue from the license agreement with InterContinentalExchange, including $0.3 million of fees paid to ETS in conjunction with the revenue generation. In order to perfect and defend the Company’s rights under the Wagner Patent, the Company has incurred substantial legal costs. As of June 30, 2006, the Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was $3.0 million and $5.4 million at June 30, 2006 and December 31, 2005, respectively.

In August 2002, the Company entered into the Wagner Settlement Agreement with ETS, CME and CBOT to resolve the litigation related to the Wagner Patent. As part of the Wagner Settlement

Agreement, all parties were released from the legal claims brought against each other without admitting liability on the part of any party. Under the terms of the Wagner Settlement Agreement, CME and CBOT will each pay $15.0 million to the Company as a fully paid up license, for a total of $30.0 million. Each $15.0 million payment includes a $5.0 million payment, which was received in 2002, and additional $2.0 million payments per year until 2007. The Company received $4.1 million and $4.0 million in 2005 and 2004, respectively. Of the $30.0 million to be received by the Company, approximately $5.8 million may be paid to ETS in its capacity as the former owner of the Wagner Patent, and the $24.2 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. During the six months ended June 30, 2006, approximately $0.6 million was paid to ETS. In connection with the Wagner Settlement Agreement, the Company has recognized revenue of $1.4 million for the three months ended June 30, 2006 and 2005, which is included in ‘‘Software Solutions and licensing fees from unrelated parties’’ in the accompanying Condensed Consolidated Statements of Income. In connection with the Wagner Settlement Agreement, the Company has recognized revenue of $2.7 million for the six months ended June 30, 2006 and 2005.

In December 2003, eSpeed and NYMEX entered into the NYMEX Settlement Agreement regarding the Wagner Patent. As a licensee of the Wagner Patent, NYMEX will pay the Company $8.0 million over a three-year period. The Company received payments of $2.0 million in 2005 and 2004. Of the $8.0 million to be received by the Company, $1.2 million was paid to ETS during 2005 and 2004 in its capacity as the former owner of the Wagner Patent and the remaining $6.8 million balance is to be recognized as revenue ratably over the remaining useful life of the Wagner Patent. For the three months ended June 30, 2006 and 2005, the Company recorded revenue of approximately $0.6 million related to the NYMEX Settlement Agreement. For the six months ended June 30, 2006 and 2005, the Company recorded revenue of approximately $1.1 million related to the NYMEX Settlement Agreement.

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

Under the terms of the NYBOT Agreement, NYBOT will pay $5.5 million to the Company; $2.5 million was paid in July 2004 with three annual installments of $1.0 million year (or $3.0 million) payable until 2007. In December 2004, the NYBOT Agreement was amended. The Company received $3.0 million from NYBOT, thereby satisfying all future installment payments. During the three months ended June 30, 2006 and 2005, the Company recorded revenue of approximately $0.1 million related to the NYBOT Agreement. During the six months ended June 30, 2006 and 2005, the Company recorded revenue of approximately $0.2 million related to the NYBOT Agreement, and will recognize the $4.9 million balance as revenue ratably over the life of the NYBOT Agreement.

Lawrence Patent:    In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the ‘‘Lawrence Patent’’) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014. The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company’s Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. During the second quarter of 2005, the Company entered into an Amendment Agreement to amend the Purchase Agreement related to the Lawrence Patent. Pursuant to the Amendment Agreement, the Company will be required to pay $0.5 million over four years. Additional payments are contingent upon the generation of related revenues. The carrying value of the Lawrence Patent was $1.2 million as of June 30, 2006 and December 31, 2005.

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

Other:    The Company incurred costs in connection with various patent applications. The Company capitalized $0.6 million and $0.5 million of such legal costs for the six months ended June 30, 2006 and 2005, respectively. The carrying value of the capitalized costs related to patent applications was $2.2 million and $2.4 million at June 30, 2006 and December 31, 2005, respectively.

Acquired Intangible Assets

In connection with the acquisition of Eccoware in October 2004, the Company recorded $3.2 million of purchased intangibles. The purchased intangibles consist of $2.8 million in existing technology and $0.4 million of customer contracts, which will be amortized on a straight-line basis over their estimated useful lives of five years and two years, respectively. The carrying value of the purchased intangibles was $1.9 million and $2.3 million at June 30, 2006 and December 31, 2005, respectively.

Horizon License

In February 2006, in conjunction with Cantor’s acquisition of IDT Horizon GT, Inc. (‘‘Horizon’’), the Company entered into a software license agreement (the ‘‘Horizon License’’) with Horizon, pursuant to which Horizon granted the Company a perpetual, fully paid-up, non-transferable (except to affiliates of the Company) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities. Management has estimated the fair value of the Horizon License at $1.5 million. The Horizon License permits the Company to use the software worldwide in connection with the processing of trades in the Company’s product offerings, provided that the software may not be used for the processing of the business of any other person, firm or entity. The Horizon License provides that, in the event Cantor sells the Horizon business, it will pay the Company an amount equal to 23% of the total consideration received in connection with such sale, up to a maximum of $1.5 million. Due to the perpetual nature of the Horizon License, it will not be amortized, but rather will be tested for impairment at least annually pursuant to the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. The Company treated the $1.5 million payment for the Horizon License as a deemed dividend to Cantor. In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant to acquire 312,937 shares of Class A common stock of the Company, which warrant was not transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87.

6.    Other Supplementary Balance Sheet Information

Other assets as of July 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Pre-paid expenses	$4,166	$2,480
Licensing fees and other receivables	6,346	2,426
Restricted cash	2,129	2,129
Other assets	3,190	1,546
	$15,831	$8,581

Accounts payable and accrued liabilities as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Deferred income	$2,521	$2,151
Current income tax payable	2,151	842
Deferred tax liability	3,202	3,804
Other taxes payable	750	1,613
Accrued professional fees	3,871	3,551
Accrued bonus	5,301	789
Bank overdraft	764	513
Other accrued liabilities	8,059	6,386
	$26,619	$19,649

7.    Commitments and Contingencies

Commitments

There have been no significant changes in commitments from the matters described in the Notes to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Legal Matters

In the ordinary course of business, various legal actions are brought and are pending against the Company. In some of these actions, substantial amounts are claimed. The Company is also involved, from time to time, in other reviews, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business. Any of such actions may result in judgments, settlements, fines, penalties, injunctions or other relief.

Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. As of June 30, 2006, there were no material legal contingencies for which the Company can estimate a possible loss or a range of losses.

By Summons and Complaint, dated October 30, 2002, the Company commenced an action in New York State Supreme Court against Municipal Partners LLC (‘‘MPLLC’’) seeking, among other things, damages as a result of MPLLC’s breach of a License and Services Agreement, under which MPLLC failed to pay the Company for ancillary information technology services and products provided to the Company, and failed to pay eSpeed a percentage of certain revenues derived by MPLLC from electronic trading. On November 19, 2002, MPLLC answered the Complaint. On April 1, 2004, MPLLC filed an amended Answer and Counterclaim. On May 25, 2004, the Company filed its reply to MPLLC’s Counterclaim. The parties have suspended active litigation pending settlement discussions. The proposed settlement arrangement does not involve any material payments or other obligations by the Company.

In June 2003, the Company filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, ‘‘BrokerTec’’), in the United States District Court for the District of Delaware. The suit centers on BrokerTec's and Garban's alleged infringement of the 580 Patent issued on May 6, 2003, which expires in 2016, with respect to which the Company is the exclusive licensee. The patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. In a pre-trial ruling on February 7, 2005, the U.S. District Court in Delaware ruled that the BrokerTec ETN did not infringe the Company’s 580 Patent. On

February 22, 2005, the jury found that the Garban GTN did infringe the Company’s 580 Patent, but that there was a deficiency in the application which led to the 580 Patent, finding that the Company ‘‘failed to provide adequate written description of each and every element recited’’ in certain claims of the 580 Patent. Both parties requested attorneys' fees from the other party, which may be awarded by the Court in exceptional cases. By Memorandum Order, dated December 5, 2005, the Court denied the Company’s Motion for Judgment as a Matter of Law, or, in the Alternative, for a New Trial, and also denied BrokerTec's Motion for Judgment as a Matter of Law on Invalidity and Non-Infringement. In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. Final judgment was entered on April 3, 2006. By notice dated April 27, 2006, the Company appealed to the U.S. Court of Appeals for the Federal Circuit. BrokerTec did not appeal the Court’s denial of attorneys’ fees.

In August 2004, Trading Technologies International, Inc. (‘‘TT’’) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against the Company. In its complaint, TT alleged that the Company infringed and continues to infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004 and U.S. Patent 6,772,132, which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude the Company from making, selling, and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that the Company had not raised a substantial question concerning the validity or infringement of the patents, but that TT had not proved that it would suffer irreparable harm absent an injunction. A trial date for this case has not yet been set. On March 16, 2005, TT filed an amended Complaint against the Company and added infringement allegations against Ecco and ITSEcco. On April 6, 2005, the Company and Ecco answered the Complaint in which the Company denied the infringement allegations. At the same time, the Company and Ecco filed a Counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. On April 18, 2005, ITSEcco filed a motion to dismiss TT's complaint against it for lack of personal jurisdiction. TT agreed to dismiss ITSEcco from the lawsuit, but added eSpeed International and EccoWare LLC as defendants in a Second Amended Complaint. On January 5, 2006, the Company answered TT's Second Amended Complaint in which the Company denied the infringement allegations. At the same time, the Company filed an Amended Counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT's patent misuse. Discovery is ongoing, and the Court consolidated for certain discovery and Markman hearing purposes the Company’s case with other patent infringement cases brought by TT against other defendants. A Markman hearing currently is scheduled for August 16, 2006. No trial date is currently set. If TT ultimately prevails in this litigation, the Company may be required to pay TT damages and/or certain costs and expenses, and the Company may be forced to modify or withdraw certain products from the market. Both parties requested attorneys' fees from the other party, which may be awarded by the Court in exceptional cases.

In February 2005, Mircuz Partners, LLC filed a purported class action complaint in the United States District Court for the Southern District of New York against the Company, Cantor Fitzgerald, L.P. and certain affiliated entities and officers, on behalf of all persons who purchased the securities of the Company from August 12, 2003 to July 1, 2004, alleging violation of certain provisions to the U.S. Securities Exchange Act of 1934, as amended. Two similar class action complaints were subsequently filed. In May 2006, the Court entered a Judgment in the Company's favor. The time for the plaintiffs to appeal the Judgment has expired, and the case has been dismissed with prejudice.

In addition to the matters discussed above, the Company is involved in other legal proceedings that have arisen in the ordinary course of business. None of the currently pending matters is expected to have a material adverse impact on the Company’s financial position but may be material to the Company’s results of operations or cash flows in a given period.

8.    Investments

Investments consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Freedom International Brokerage	$7,056	$7,032
EIP	728	707
Tradespark	3	3
	$7,787	$7,742

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

For the three months ended June 30, 2006 and 2005, the Company’s share of Freedom’s net income was approximately $8,000 and $0, respectively, and is included under the caption ‘‘Other expenses’’ in the accompanying Condensed Consolidated Statements of Income. For the six months ended June 30, 2006 and 2005, the Company’s share of Freedom’s net income (loss) was approximately $24,000 and $(6,000), respectively, and is included under the caption ‘‘Other expenses’’ in the accompanying Condensed Consolidated Statements of Income.

Tradespark:    The Company has a 15% investment in EIP Holdings, LLC (‘‘EIP Holdings’’), which in turn has a 99.5% investment in TradeSpark, L.P. (‘‘TradeSpark’’) a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings. The Company’s net income from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $15,000 and $7,000 for the three months ended June 30, 2006 and 2005, respectively, and is included under the caption ‘‘Other expenses’’ in the accompanying Condensed Consolidated Statements of Income. The Company’s net income (loss) from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $21,000 and $(9,000) for the six months ended June 30, 2006 and 2005, respectively.

9.    Reverse Repurchase Agreements

Cash and cash equivalents as of June 30, 2006 and December 31, 2005 included $140.7 million and $141.4 million, respectively, of reverse repurchase agreements with Cantor. The Company enters into reverse repurchase agreements with Cantor as short-term investments as part of its overall cash management strategy. The Company’s reverse repurchase agreements mature on a next day basis.

Interest rates for the reverse repurchase agreements are reset daily and approximate market rates, which are based on the Fed Funds Rate and the quality of the underlying collateral.

Reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at fair value, approximated by the contractual amount for which the securities can be resold, including accrued interest. It is the Company’s policy to require collateral with a market value equal to or in excess of the principal amount deposited. All collateral is held in third-party custodial accounts. The value and eligibility of the collateral deposited are determined daily by the third-party custodian, and the Company may require Cantor to deposit additional collateral or return amounts deposited when appropriate. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are not permitted to be resold or repledged. Cash and collateral for each reverse repurchase agreement are settled daily. Of the $140.7 million held in reverse repurchase agreements as of June 30, 2006, $44.3 million is fully collateralized by U.S. government securities and $96.4 million is fully collateralized by eligible equity securities. The fair value of such collateral at June 30, 2006 and December 31, 2005 totaled $151.2 million and $150.7 million, respectively.

10.    Related Party Transactions

A significant amount of the Company’s revenues, expenses, assets and cash flows are dependent on related party transactions with Cantor, BGC, TradeSpark, Freedom, Municipal Partners, LLC, and CO2e.com, LLC.

Joint Services Agreement and other services agreements

Under the Company’s Amended and Restated Joint Services Agreement with Cantor (the ‘‘JSA’’) which was last amended as of October 1, 2005, as well as under services agreements with BGC, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, the Company owns and operates the electronic trading systems and is responsible for providing electronic brokerage services, and BGC, Freedom, Municipal Partners, LLC, and CO2e.com, LLC, provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations.  In general, for fully electronic transactions in U.S. Treasuries, the Company receives 65% of the transaction revenues and Cantor, BGC or Freedom receives 35% of the transaction revenues. With respect to other fully electronic transactions, the following provisions are applicable.

With respect to foreign exchange transactions, the 65%/35% revenue share between eSpeed and Cantor shall be paid after the payment of any revenue share amount to certain participants on the FX platform and after payment of fees relating to clearance, settlement and fulfillment services provided by Cantor. Such clearing and settlement fees shall be shared 65%/35% in the event that the average cost of such services exceeds the average costs associated with clearing and settling cash transactions in U.S. Treasuries.

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

The Company has agreed to divide revenue between the Company and Cantor with respect to all products other than benchmark U.S. treasury securities, spot foreign exchange or EGBs which become electronically traded in the future as follows: the Company may receive no less than 50% of the net revenues for such products for a period of four years from the date a customer enters an order on the

Company’s eSpeed system for such products, or four years from the date of the amendment in the case of products which are currently voice-assisted for BGC customers. At the end of such four-year period, the revenue share shall revert to a payment to eSpeed of 65% of the net revenues for such products. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of such electronic revenues.

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

Municipal Partners, LLC is to share with the Company 50% of the fully electronic revenues related to municipal bonds and the Company and CO2e.com, LLC each receive 50% of the fully electronic revenues. With respect to (i) certain network access facilities services agreements and (ii) other circumstances in which Cantor refers network access facility services business to the Company, 60% of net revenues from such business will be paid to Cantor, and 40% of such revenues will be paid to the Company. This revenue sharing arrangement will be made after deduction of all sales commissions, marketing, helpdesk, clearing and direct third-party costs, including circuits and maintenance. With respect to private labeling of the eSpeed system to Cantor parties, the net revenue between eSpeed and Cantor with respect to such privately labeled businesses shall be shared 50% to eSpeed and 50% to Cantor for a period of four years from the date such customer begins trading. Thereafter, net revenues shall be shared 65% to the Company and 35% to Cantor. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of such electronic revenues.

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

Effective October 1, 2005, the Company amended its arrangement with Cantor with respect to Cantor's Gaming Businesses (as defined in the JSA) to allow the Cantor Parties to provide their own Gaming Development Services. With that, former eSpeed technical personnel who had been primarily engaged in providing Gaming Development services for Cantor's Gaming Businesses were hired directly by Cantor. Consequently, the payment provisions in the JSA were amended to provide the Company a 12.5% share of the Gaming Transaction Revenues. In exchange for such revenue share, the Company will provide to Cantor all Gaming-related Ancillary IT services consistent with the Ancillary IT services as is currently provided by eSpeed, and all reasonable replacement Ancillary IT services. Further, Cantor will reimburse eSpeed for 100% of all direct costs expended by eSpeed for additional items requested by Cantor which are solely dedicated to Cantor's Gaming Businesses. As a result, all previous spending obligations by the Company for Cantor's Gaming Businesses are also terminated. eSpeed shall also provide to Cantor access to its business and property, including property, technology, software, and hardware in order to engage in development with respect to the Gaming Businesses.

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

Under various services agreements, the Company has agreed to provide Cantor, BGC, Freedom, MPLLC and CO2e.com, LLC technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, BGC, Freedom and MPLLC the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. These services are provided to CO2e.com, LLC and to Cantor with respect to its gaming business at no additional cost other than the revenue sharing arrangement set forth above. Also, in connection with Cantor’s Gaming Businesses, the Company has agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its request in exchange for payment by Cantor of all of the direct costs for such items.

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

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. Receivables from Freedom and MPLLC totaled approximately $1.6 million and $1.0 million as of June 30, 2006 and December 31, 2005, respectively. All amounts due from related parties are included in the caption ‘‘Receivables from related parties’’ in the accompanying Condensed Consolidated Statements of Financial Condition.

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the three months ended June 30, 2006 and 2005 totaling $3.7 million and $3.4 million, respectively. The Company incurred administrative fees for such services during the six months ended June 30, 2006 and 2005 totaling $7.1 million and $7.3 million, respectively. The services provided under both the JSA and the Administrative Services Agreement are related party services because Cantor controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

Other Transactions

As of June 30, 2006, the Company had $140.7 million of reverse repurchase agreements with Cantor (see Note 9, Reverse Repurchase Agreements, for more information regarding these arrangements).

In February 2006, a subsidiary of Cantor acquired all of the assets of Horizon, a Delaware corporation. Immediately prior to the closing of the acquisition, the Company entered into the Horizon License. In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant, which warrant was not transferred to Cantor (see Note 5, Other Intangible Assets, for more information regarding this transaction).

In August 2006, eSpeed's parent, Cantor granted Paul Saltzman, the Company's Chief Operating Officer, an award of partnership units in Cantor with a notional value of $350,000. Such partnership units entitle Mr. Saltzman to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the grant in four equal installments on the first, second, third and fourth anniversaries of Mr. Saltzman's termination provided that Mr. Saltzman has not engaged in any competitive activity with the Company and its affiliates prior to the date each payment is due. Mr. Saltzman's entitlement to such post-termination payments vests in six equal annual installments beginning July 1, 2007, provided that as of each such anniversary date Mr. Saltzman is still employed by the Company or one of its affiliates and has not breached this agreement. See Note 11, Stock-Based Compensation, for more information regarding the accounting for these partnership units. It is expected that such award will be redeemed (along with his other interests in Cantor) for interests in entities holding the BGC businesses upon completion of the reorganization of the BGC businesses as previously announced by BGC and Cantor.

In July 2006, the Company and Cantor entered into an agreement whereby the Company will provide to Cantor new features for the Ecco product and Cantor will pay the Company for the cost of those new features. Additionally, the Company is authorized to enter into an agreement with Cantor to provide a commission for third-party sales by a Cantor salesperson as if the salesperson was a salesperson of the Company.

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

Restricted Stock Units

During the six months ended June 30, 2006 and 2005, the Company did not grant any restricted stock units. A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	321,589	$8.99
Granted	—	—
Exercised	(80,104)	9.99
Forfeitures	(9,525)	7.82
Balance at June 30, 2006	231,960	$8.70

The restricted stock units issued in conjunction with the Company’s 2004 acquisition of EccoWare will vest ratably over 2006 and 2007. The remaining restricted stock units generally vest one year from date of grant. As of June 30, 2006, there was approximately $0.8 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Company’s stock award plans. Total compensation expense related to restricted stock units before associated income taxes was approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2005, respectively. Total compensation expense related to restricted stock units before associated income taxes was approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2006, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2005	14,693,185	$15.20	—	—
Granted	—	—	—	—
Exercised	(72,546)	5.10	—	—
Forfeitures	(191,668)	14.77	—	—
Balance at June 30, 2006	14,428,971	15.26	6.01	$7,768,687
Options exercisable at June 30, 2006	14,230,710	$15.36	5.98	$7,706,188

During the six months ended June 30, 2006, the Company did not grant any stock options. The weighted average grant date fair value of options granted in the six months ended June 30, 2005 was $4.56. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A common stock for the 2.5 million options that were in-the-money at June 30, 2006. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $236,000 and $221,000, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options generally vest ratably and on a quarterly basis over four years from the grant date. As of June 30, 2006, there was approximately $262,500 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of two years. Total compensation expense related to employee stock options before associated income taxes was approximately $77,000 and $158,000 for the three and six months ended June 30, 2006, respectively. There was no compensation expense related to employee stock options for the three or six months ended June 30, 2005.

The assumptions used to calculate the fair value of each option award on the date of grant using the Black-Scholes option pricing model for each respective period are as follows:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rates	N/A	3.82%
Expected lives (in years)	N/A	4.13
Dividend yield	N/A	N/A
Expected volatility	N/A	59.82%
Weighted-average grant date fair value	N/A	$4.56

Partnership Units

In August 2006, eSpeed's parent, Cantor granted Paul Saltzman, the Company's Chief Operating Officer, an award of partnership units in Cantor with a notional value of $350,000. Such partnership units entitle Mr. Saltzman to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the grant in four equal installments on the first, second, third and fourth anniversaries of Mr. Saltzman's termination provided that Mr. Saltzman has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. Mr. Saltzman's entitlement to such post-termination payments vests in six equal annual installments beginning July 1, 2007, provided that as of each such anniversary date Mr. Saltzman is still employed by the Company or one of its affiliates and has not breached this agreement. The partnership unit grant will be accounted for as a liability award under SFAS 123R. The fair value of this liability award at the date of grant was estimated to be approximately $119,000. The Company will recognize non-cash compensation expense for this award as it is amortized over the stated vesting period. The liability incurred by Cantor for such award will be re-measured at the end of every reporting period, and accordingly, any changes in the fair value of such liability will be recorded by the Company as a non-cash compensation expense. In addition, the quarterly distributions on such units will be included in the Company's compensation expense as a non-cash charge. It is expected that such award will be redeemed (along with his other interests in Cantor) for interests in entities holding the BGC businesses upon completion of the reorganization of the BGC businesses as previously announced by BGC and Cantor.

Business Partner Warrants

Horizon:    In February 2006, a subsidiary of Cantor acquired all of the assets of Horizon, a Delaware corporation. Immediately prior to the closing of the acquisition, the Company entered into the Horizon License . In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant to acquire 312,937 shares of Class A common stock of the Company, which warrant was not transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87 (see Note 5, Other Intangible Assets, for more information regarding this transaction).

UBS:    In connection with an agreement among the Company, certain Cantor entities and certain UBS entities, the Company previously issued to UBS Americas Inc., successor by merger to UBS USA Inc. (‘‘UBS’’), a warrant to purchase 300,000 shares of its Class A common stock. The warrant has a term of 10 years from August 21, 2002 and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and non-forfeitable, and is exercisable nine years and six months after issuance, subject to acceleration upon the satisfaction by UBS of certain commitment conditions. On August 21, 2002, the Company recorded additional paid-in capital and unamortized expense of business partner securities of $2.2 million, representing the fair value of the warrant.

UBS failed to comply with the commitment condition for the period August 1, 2002 to July 31, 2003. Commencing September 18, 2003, the UBS Agreement was renegotiated to facilitate UBS’s ability to meet the commitment condition going forward, and to provide for a revised acceleration schedule (the ‘‘Revised Agreement’’). The Revised Agreement provides for acceleration of the exerciseability of the warrants with respect to 125,000 shares on October 1, 2003, of which warrants to purchase 75,000 shares of the Company’s Class A common stock were exercised by UBS in October 2003, and acceleration of the remaining 175,000 warrants in seven equal tranches of 25,000 shares each quarter, commencing with the quarter ending January 31, 2004, subject to the satisfaction by UBS of the revised commitment conditions set forth in the Revised Agreement. The Company has notified UBS that it failed to comply with the commitment conditions for each of the seven quarters commencing November 1, 2003 and ending July 31, 2005 and that it is not entitled to acceleration of any of the 175,000 warrants.

Deutsche Bank:    In connection with an agreement with Deutsche Bank, AG (‘‘Deutsche Bank’’), the Company previously sold Series C Redeemable Convertible Preferred Stock (‘‘Series C Preferred’’) to Deutsche Bank. On July 30th of each year of the five-year agreement in which Deutsche Bank fulfills its liquidity and market making obligations for specified products, one-fifth of such Series C Preferred would have automatically converted into warrants to purchase shares of the Company's Class A common stock.

Deutsche Bank was deemed to have fulfilled its obligations under the agreement for the 12 months ended July 31, 2002 and, accordingly, a warrant to purchase 150,000 shares of the Company’s Class A common stock was issued by the Company. The Company informed Deutsche Bank that it was not in compliance with the agreement for the twelve months ended July 31, 2003 and that a warrant would not be issued for such period. As a result, the Company reversed the amortization expense recorded since August 2002 for such warrant.

Based on certain communications and the failure of Deutsche Bank to comply with the agreement since March 28, 2003, the Company further notified Deutsche Bank that it believes it has terminated its right to receive warrants under the agreement for the remaining commitment periods. The 450 shares of Series C Preferred with respect to the 12 month periods ended July 31, 2003, 2004 and 2005 are redeemable by the Company for 4,500 shares of Class A common stock.

Freedom:    In connection with the Company’s investment discussed in Note 8, Investments, the Company issued fully vested, non-forfeitable warrants to purchase 400,000 shares of its Class A common stock at an exercise price per share of $22.43 to provide incentives over the three-year period ending April 2004 to the other Freedom owner participants to migrate to the Company’s fully electronic platform. The Company recorded additional paid-in capital and unamortized expense of business partner securities of approximately $3.6 million in 2001, representing the value of the warrants. The warrants were fully amortized during 2004.

Total compensation expense related to business partner warrants before associated income taxes was $0 and $143,000 for the three months ended June 30, 2006 and 2005, respectively. Total compensation expense related to business partner warrants before associated income taxes was $19,000 and $260,000 for the six months ended June 30, 2006 and 2005, respectively.

12.    Capitalization

The rights of holders of shares of Class A and Class B common stock are substantially identical, except that holders of Class B common stock are entitled to 10 votes per share, while holders of Class A common stock are entitled to one vote per share. Additionally, each share of Class B common stock is convertible at any time, at the option of the holder, into one share of Class A common stock. Cantor holds 99.8% of the Company’s outstanding Class B common stock. The remaining 0.2% of the Company’s Class B common stock is owned by CF Group Management, Inc., the managing general partner of Cantor.

During the six months ended June 30, 2006 and 2005, the Company issued approximately 73,000 and 61,000 shares, respectively, of Class A common stock related to the exercise of employee stock options. During the six months ended June 30, 2006 and 2005, the Company issued approximately 80,000 and 0 shares, respectively, of Class A common stock related to the vesting of restricted stock units.

During the six months ended June 30, 2006, the Company repurchased no shares of the Company’s Class A common stock. During the six months ended June 30, 2005, the Company repurchased approximately 2.3 million shares of our Class A common stock for a total of $19.4 million. The Company has $58.7 million remaining from its $100 million buyback authorization.

During the six months ended June 30, 2006, Cantor converted 1.0 million shares of the Company’s Class B common stock to the Company’s Class A common stock. Of the shares which were converted, 654,433 shares were donated to the Cantor Fitzgerald Relief Fund.

As part of the Horizon License transaction (see Note 5, Other Intangible Assets, for more information regarding this transaction) the Company distributed to Cantor a deemed dividend of $1.5 million during the six months ended June 30, 2006.

13.    Earnings Per Share

The following is a reconciliation of the basic and diluted (loss) earnings per share computations:

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Net loss	$(376)	$(1,458)
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	50,142	51,281
Diluted effects of:
Stock options	—	—
Restricted stock grants	—	—
Business partner securities	—	—
Weighted average shares used in diluted computation	50,142	51,281
Loss per share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

For the three months ended June 30, 2006 and 2005, approximately 17.0 million and 18.5 million securities, respectively, were not included in the computation of diluted loss per share because their effect would have been anti-dilutive due to the Company’s net loss position.

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net income (loss)	$1,644	$(119)
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	50,207	52,205
Diluted effects of:
Stock options	860	—
Restricted stock grants	83	—
Business partner securities	—	—
Weighted average shares used in diluted computation	51,150	52,205
Earnings (loss) per share:
Basic	$0.03	$(0.00)
Diluted	$0.03	$(0.00)

For the six months ended June 30, 2006, and 2005, approximately 16.1 million and 18.6 million securities, respectively, were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. For the six months ended June 30, 2006, the shares were anti-dilutive because the exercise price exceeded the average share price for the period. For the six months ended June 30, 2005, the shares were anti-dilutive due to the Company’s net loss position.

14.    Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At June 30, 2006, eSpeed Government Securities, Inc.'s liquid capital of $94,794,217 was in excess of minimum requirements by $94,769,217. Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2006, eSpeed Securities, Inc. had net capital of $47,099,712 which was $46,964,610 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .02 to 1.

As of June 30, 2006, the Company’s regulated subsidiaries have no third-party restrictions on their ability to transfer net assets to their parent company, eSpeed, Inc., except for the minimum liquid capital and net capital requirements for eSpeed Government Securities, Inc. and eSpeed Securities, Inc., which respectively were $25,000 and $135,102. Both of these amounts were deemed immaterial per the requirements of SEC Rule 5-04 of Regulation S-X.

The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

15.    Segment and Geographic Information

Segment and product information:    The Company currently operates its business in one segment, that of operating interactive electronic marketplaces for the trading of financial products, licensing software, and providing technology support services to Cantor and other related and unrelated parties. Revenues from these products comprise the majority of the Company's revenues.

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

Transaction revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Transaction revenues:
Europe	$7,742	$6,078	$14,510	$14,203
Asia	1,164	637	1,568	1,217
Total Non-Americas	8,906	6,715	16,078	15,420
Americas	16,485	18,936	34,713	37,569
Total	$25,391	$25,651	$50,791	$52,989

Assets by geographic area are as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Total assets:
Europe	$28,485	$29,715
Asia	1,174	1,336
Total Non-Americas	29,659	31,051
Americas	259,163	249,883
Total	$288,822	$280,934

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as

amended (the ‘‘Exchange Act’’). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ ‘‘continue,’’ ‘‘strategy,’’ ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions are intended to identify forward-looking statements. Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our relationship with Cantor and its affiliates, the costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received and their related costs, the possibility of future losses and negative cash flow from operations, the effect of overall market conditions, including trading volume and volatility, our pricing strategy and that of our competitors, our ability to develop new products and services, to enter new markets, to secure and maintain market share, to enter into marketing and strategic alliances, and other transactions, including acquisitions, reorganizations, partnering opportunities, and joint ventures, to hire new personnel, to expand the use of our technology, for both integrated hybrid voice-assisted and fully electronic trading, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve. We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or events and that accordingly you should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and events may differ materially from anticipated results or events discussed in forward-looking statements. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and the Condensed Consolidated Financial Statements as of June 30, 2006 and 2005 and for the three and six months then ended, including the accompanying Notes thereto, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows.

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

Transaction Revenues

Our fully electronic transaction revenues are predominately a result of the trading of U.S. Treasury securities. We consider the trading of U.S. Treasury securities to be both a foundation for our Company and an area for growth. Despite a decrease in the overall U.S. Treasury market, the Company experienced growth in its market position during the first half of 2006. Although our market position improved, our fully electronic revenue per transaction decreased for the six months ended June 30, 2006 as compared with the comparable period in 2005 as customers with fixed fee pricing contracts continue to increase their trading volumes. With computer-assisted trading being the primary factor, we expect U.S. Treasury volumes to double from 2005 levels by 2008 as traders utilize computers to augment and implement their trading strategies. We believe that we remain well positioned for the expected growth in the overall U.S. Treasury market.

Our integrated hybrid model provides us a significant long-term pipeline opportunity, both in terms of fully electronic transaction volume and for increased revenues across product offerings. The lifecycle of our integrated hybrid model is the expected maturity of certain marketplaces from telephones to computer-assisted trading to fully electronic marketplaces. BGC’s continued growth and expansion continues to result in revenue growth across our intergrated hybrid voice-assisted and screen-assisted businesses.

We remain committed to new products such as foreign exchange, futures and repurchase agreements, and during the first half of 2006 we continued to develop and foster these products.

With regard to foreign exchange, we offer a unique trading platform that provides FX spot traders what we believe is a better way to trade. We continue to invest and make strategic adjustments to our FX platform. We have a unique futures platform where certain kinds of trading in cash U.S. Governments and futures can be executed simultaneously. We expect this will allow us to capture more of a trader’s government bonds trades by satisfying futures trading needs on the same platform. We are progressing with the development of a cash-futures platform for spot FX, and continue to pursue a strategy to increase distribution of our front-end products, further driving the volumes traded through eSpeed.

In April 2006, BGC launched the first integrated voice and electronic U.S. Dollar repo trading platform for the primary dealer community. We are providing the trading platform’s technology and support, for which we earn a share of BGC's revenues.

Operations

We remain a leading innovator in the provision of financial technology. We devote significant energy to the development of new and proprietary methods and technologies that we expect to incorporate in new products and product enhancements in the second half of 2006 and beyond. We target our innovation to create new opportunities for our clients to gain trading advantage and increase trading profits and to meet new client needs and provide tailored solutions that are generated by the rapid pace of change in their businesses. We believe that such continued delivery of new technologies that add value to our clients will create for us additional trading volume, new revenue opportunities and barriers against competition.

We expect expenses to increase in 2006 as compared with 2005, as we continue to devote significant resources to the innovation and development of technology and to further the evolution of our significant long-term pipeline opportunity through potential transactions, joint ventures or other investments or arrangements to enhance the provision of fully electronic and integrated hybrid voice-assisted marketplaces and related software solutions.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2006, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ found in our Annual Report on Form 10-K for the year ended December 31, 2005, for additional information relating to our use of estimates and other critical accounting policies.

Results of Operations

Revenues for the Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

	Three Months Ended June 30, 2006	Percentage of Total Revenues	Three Months Ended June 30, 2005	Percentage of Total Revenues
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$15,704	40.3%	$18,804	50.2%
Fully electronic transactions with unrelated parties	1,601	4.1%	—	—
Total fully electronic transaction revenues	17,305	44.4%	18,804	50.2%
Voice-assisted brokerage transactions with related parties	6,648	17.1%	6,444	17.2%
Screen-assisted open outcry transactions with related parties	1,438	3.7%	403	1.1%
Total transaction revenues	25,391	65.2%	25,651	68.5%
Software Solutions fees from related parties	7,897	20.3%	6,657	17.8%
Software Solutions and licensing fees from unrelated parties	3,572	9.2%	3,765	10.0%
Interest income	2,093	5.3%	1,382	3.7%
Total revenues	$38,953	100.0%	$37,455	100.0%

Total transaction revenues

Total transaction revenues for the three months ended June 30, 2006 were $25.4 million compared with $25.7 million during the three months ended June 30, 2005. There were 63 and 64 trading days in the three-month periods ended June 30, 2006 and 2005, respectively. Total transaction revenues per trading day increased by $2,000, or 0.6%, to $403,000 from $401,000 for the three months ended June 30, 2006 and 2005, respectively. Volumes transacted on our system increased by $4,579 billion (approximately $4.6 trillion), or 30%, from $15,018 billion (approximately $15.0 trillion) for the three months ended June 30, 2005 to $19,597 billion (approximately $19.6 trillion) for the three months ended June 30, 2006. During the three months ended June 30, 2006, total fully electronic transactions and voice-assisted transactions contributed 68% and 26% of our total transaction revenues, respectively, compared with 73% and 25%, respectively, for the comparable period in 2005.

Fully electronic transaction revenues with related parties for the three months ended June 30, 2006 of $15.7 million decreased from $18.8 million during the comparable period in 2005. This $3.1 million decrease was primarily the result of our customers’ transition to fixed fee pricing from a variable fee commission model. In addition, U.S. Treasury volumes for the three months ended June 30, 2006 decreased 8.3%, or $3,061 billion ($3.1 trillion), to $33,688 billion ($33.7 trillion) from $36,749 billion ($36.7 trillion) in the three months ended June 30, 2005. Fully electronic transaction revenues with unrelated parties, which relate to transactions that are neither cleared nor transacted by Cantor, for the three months ended June 30, 2006 were $1.6 million.

Voice-assisted brokerage transaction revenues with related parties for the three months ended June 30, 2006 were $6.6 million, an increase of 3.2% from $6.4 million during the comparable period in 2005. The increase was primarily due to BGC’s acquisition of Maxcor in May 2005.

Screen-assisted open outcry transaction revenues with related parties for the three months ended June 30, 2006 were $1.4 million, a substantial increase from $0.4 million during the comparable period in 2005. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business and BGC’s acquisition of Maxcor and ETC Pollak.

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended June 30, 2006 were $7.9 million compared with $6.7 million during the comparable period in 2005, an increase of 18.6%. This increase resulted from an increase in demand for our support services from Cantor and the continued growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the three months ended June 30, 2006 were $3.6 million compared with $3.8 million in 2005, a 5.1% decrease, primarily as a result of lower revenues from Ecco licenses.

Interest income

During the three months ended June 30, 2006, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 4.72% compared with 3.13% during the comparable period in 2005. As a result of the increase in the weighted average interest rate between periods, we generated interest income of $2.1 million for the three months ended June 30, 2006, compared with $1.4 million for the comparable period in 2005.

Expenses for the Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

	Three Months Ended June 30, 2006	Percentage of Total Revenues	Three Months Ended June 30, 2005	Percentage of Total Revenues
	(in thousands)
Compensation and employee benefits	$12,372	31.2%	$12,890	32.4%
Amortization of software development
costs and other intangibles	5,627	14.2%	4,504	11.3%
Other occupancy and equipment	11,646	29.3%	7,536	18.9%
Professional and consulting fees	2,225	5.6%	2,129	5.3%
Communications and client networks	2,000	5.0%	1,882	4.7%
Marketing	265	0.7%	369	0.9%
Administrative fees to related parties	3,670	9.2%	3,422	8.6%
Amortization of business partner and
non-employee securities	—	—	143	0.4%
Acquisition related costs	—	—	4,124	10.3%
Other expenses	1,915	4.8%	2,863	7.2%
Total operating expenses	$39,720	100.0%	$39,862	100.0%

Compensation and employee benefits

Compensation costs for the three months ended June 30, 2006 were $12.4 million compared with $12.9 million during the comparable period in 2005. The $0.5 million, or 4.0%, decrease in compensation costs resulted primarily from the settlement of a payroll tax refund related to prior years. Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

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

Amortization of software development costs and other intangibles was $5.6 million for the three months ended June 30, 2006, an increase of $1.1 million, or 24.9%, compared with $4.5 million during the comparable period in 2005. This increase was related to increased investment in software development activities during the prior 12 months and the associated increase in the amortization of the software development.

Occupancy and equipment

Occupancy and equipment costs were $11.6 million for the three months ended June 30, 2006, a $4.1 million or 54.5%, increase, compared with $7.5 million for the comparable period in 2005. The increase was primarily attributable to costs of $3.3 million related to the relocation of our London offices. We have substantially completed the relocation of the London offices as of June 30, 2006. In addition, depreciation expense increased as result of IT equipment purchases and relocation to our permanent corporate headquarters in New York City during the prior 12 months.

Professional and consulting fees

Professional and consulting fees were $2.2 million for the three months ended June 30, 2006 compared with $2.1 million for the comparable period in 2005, an increase of 4.5%, primarily the result of increased consulting expenses.

Communications and client networks

Communications and client networks costs were $2.0 million for the three months ended June 30, 2006 compared with $1.9 million for the comparable period in 2005, an increase of 6.3%. The increase was primarily due to upgraded communication costs incurred at our new Midwest data center that was established in the second half of 2005.

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

Administrative fees to related parties amounted to $3.7 million for the three months ended June 30, 2006, an increase of $0.3 million, compared with $3.4 million for the comparable period in 2005. The increase was primarily due to utilizing more of Cantor’s administrative services during the current period. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the amount of Cantor’s administrative services that is utilized by us.

Acquisition costs

During the three months ended June 30, 2005, we recorded $4.1 million of acquisition related costs in connection with our offer to acquire Societa per il Mercato de Titoli di Sato—Borsa Obbligazionana Europea S.p.A. (‘‘MTS’’). These costs primarily included legal, accounting, advisory and other related expenses.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For the three months ended June 30, 2006, other expenses were $1.9 million, a decrease of approximately $1.0 million, or 33.1%, compared with other expenses of $2.9 million for the comparable period in 2005. The decrease was principally due to lower employee recruitment fees and lower travel and entertainment related expenses.

Income taxes

During the three months ended June 30, 2006, we recorded an income tax benefit of $0.4 million compared with an income tax benefit of $0.9 million during the three months ended June 30, 2005. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Revenues for the Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

	Six Months Ended June 30, 2006	Percentage of Total Revenues	Six Months Ended June 30, 2005	Percentage of Total Revenues
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$31,385	38.5%	$39,241	51.4%
Fully electronic transactions with unrelated parties	2,639	3.2%	—	—
Total fully electronic transaction revenues	34,024	41.7%	39,241	51.4%
Voice-assisted brokerage transactions with related parties	13,903	17.1%	12,938	16.9%
Screen-assisted open outcry transactions with related parties	2,864	3.5%	810	1.1%
Total transaction revenues	50,791	62.3%	52,989	69.4%
Software Solutions fees from related parties	15,388	18.9%	12,761	16.7%
Software Solutions and licensing fees from unrelated parties	7,371	9.0%	7,942	10.4%
Insurance recovery	3,500	4.3%	—	—
Interest income	4,455	5.5%	2,667	3.5%
Total revenues	$81,505	100.0%	$76,359	100.0%

Total transaction revenues

Total transaction revenues for the six months ended June 30, 2006 were $50.8 million compared with $53.0 million during the six months ended June 30, 2005. There were 125 trading days in the six-month periods ended June 30, 2006 and 2005. Total transaction revenues per trading day decreased by $18,000, or 4.1%, to $406,000 from $424,000 for the six months ended June 30, 2006 and 2005, respectively. Volumes transacted on our system increased by $10,606 billion (approximately $10.6 trillion), or 39.9%, from $26,565 billion (approximately $26.6 trillion) for the six months ended June 30, 2005 to $37,171 billion (approximately $37.2 trillion) for the six months ended June 30, 2006. During the six months ended June 30, 2006, total fully electronic transactions and voice-assisted transactions contributed 67% and 27% of our total transaction revenues, respectively, compared with 74% and 24%, respectively, for the comparable period in 2005.

Fully electronic transaction revenues with related parties for the six months ended June 30, 2006 of $31.4 million decreased from $39.2 million during the comparable period in 2005. This $7.8 million decrease was primarily the result of our customers’ transition to fixed fee pricing from a variable fee commission model. In addition, U.S. Treasury volumes for the six months ended June 30, 2006 decreased 4.0%, or $2,821 billon ($2.8 trillion), to $68,498 billion ($68.5 trillion), from $71,319 billion ($71.3 trillion) in the six months ended June 30, 2005, which contributed to the decrease in our fully electronic revenues. Fully electronic transaction revenues with unrelated parties, which relate to transactions that are neither cleared nor transacted by Cantor, for the six months ended June 30, 2006 were $2.6 million.

Voice-assisted brokerage transaction revenues with related parties for the six months ended June 30, 2006 were $13.9 million, an increase of 7.5% from $12.9 million during the comparable period in 2005. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business and BGC’s acquisition of Maxcor during the second quarter of 2005.

Screen-assisted open outcry transaction revenues with related parties for the six months ended June 30, 2006 were $2.9 million, a substantial increase from $0.8 million during the comparable period in 2005. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business and BGC’s acquisition of Maxcor and ETC Pollak.

Software Solutions fees from related parties

Software Solutions fees from related parties for the six months ended June 30, 2006 were $15.4 million compared with $12.8 million during the comparable period in 2005, an increase of 20.6%. This increase resulted from an increase in demand for our support services from Cantor and the growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the six months ended June 30, 2006 were $7.4 million compared with $7.9 million in 2005, a 7.2% decrease, primarily as a result of lower revenues from Ecco licenses.

Insurance Recovery

For the six months ended June 30, 2006, insurance recoveries of $3.5 million were recorded that related to fixed asset replacements of fixed assets destroyed in the September 11 Events (see Note 3, September 11 Events, of the accompanying Notes to Condensed Consolidated Financial Statements for further discussion). No insurance recoveries were recorded for the six months ended June 30, 2005.

Interest income

During the six months ended June 30, 2006, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 4.68% compared with 2.89% during the comparable period in 2005. As a result of the increase in the weighted average interest rate between periods and an approximately $399,000 settlement of a tax-related matter, we generated interest income of $4.5 million for the six months ended June 30, 2006 compared with $2.7 million for the comparable period in 2005.

Expenses for the Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

	Six Months Ended June 30, 2006	Percentage of Total Expenses	Six Months Ended June 30, 2005	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$26,230	33.3%	$25,941	33.8%
Amortization of software development costs and other intangibles	12,517	15.9%	9,170	12.0%
Other occupancy and equipment	20,279	25.7%	14,945	19.5%
Professional and consulting fees	4,135	5.2%	5,070	6.6%
Communications and client networks	4,027	5.1%	3,638	4.7%
Marketing	597	0.8%	862	1.1%
Administrative fees to related parties	7,097	9.0%	7,299	9.5%
Amortization of business partner and non-employee securities	19	0.0%	260	0.3%
Acquisition related costs	—	—	4,124	5.4%
Other expenses	3,960	5.0%	5,354	7.1%
Total operating expenses	$78,861	100.0%	$76,663	100.0%

Compensation and employee benefits

Compensation costs for the six months ended June 30, 2006 were $26.2 million compared with $25.9 million during the comparable period in 2005. The $0.3 million, or 1.1%, increase in compensation costs resulted primarily from increased salaries and stock option expense partially offset by a payroll tax refund related to prior years. Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

Amortization of software development costs and other intangibles

Amortization of software development costs and other intangibles was $12.5 million for the six months ended June 30, 2006, an increase of $3.3 million, or 36.5%, compared with $9.2 million during the comparable period in 2005. This increase was related to accelerated amortization of $1.2 million (see Note 4, Fixed Assets, of the accompanying Notes to Condensed Consolidated Financial Statements, for more detail regarding this charge), increased investment in software development activities during the prior twelve months and the associated increase in the amortization of the software development.

Occupancy and equipment

Occupancy and equipment costs were $20.3 million for the six months ended June 30, 2006, a $5.4 million, or 35.7%, increase compared with $14.9 million for the comparable period in 2005. Depreciation expense increased as result of IT equipment purchases and relocation to our permanent corporate headquarters in New York City during the prior 12 months. Additionally, the increase includes $3.9 million related to the relocation of our London offices. We have substantially completed the relocation of the London offices as of June 30, 2006.

Professional and consulting fees

Professional and consulting fees were $4.1 million for the six months ended June 30, 2006 compared with $5.1 million for the comparable period in 2005, a decrease of 18.4%, primarily the result of lower legal expenses incurred in connection with patent litigation defense costs partially offset by increased consulting expenses.

Communications and client networks

Communications and client networks costs were $4.0 million for the six months ended June 30, 2006 compared with $3.6 million for the comparable period in 2005, an increase of 10.7%. The increase was primarily due to upgraded communication costs incurred at our new Midwest data center that was established in the second half of 2005.

Administrative fees to related parties

Administrative fees to related parties amounted to $7.1 million for the six months ended June 30, 2006, a decrease of $0.2 million, compared with $7.3 million for the comparable period in 2005. The decrease was primarily due to not utilizing as much of Cantor’s administrative services during the current period. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the amount of Cantor’s administrative services that is utilized by us.

Acquisition costs

During the six months ended June 30, 2005, we recorded $4.1 million of acquisition related costs in connection with our offer to acquire MTS. These costs primarily included legal, accounting, advisory and other related expenses.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For the six months ended June 30, 2006, other expenses were $4.0 million, a decrease of approximately $1.4 million, or 26.0%, compared with other expenses of $5.4 million for the comparable period in 2005. The decrease was principally due to lower employee recruitment fees and lower travel and entertainment related expenses.

Income taxes

During the six months ended June 30, 2006, we recorded an income tax provision of $1.0 million compared with an income tax benefit of $0.2 million during the six months ended June 30, 2005. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	Quarterly Market Activity for the Three Months Ended
	March 31, 2005	June 30, 2005	September 31, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Volume (in billions)
Fully Electronic Volume – Excluding New Products	$6,384	$7,111	$8,014	$7,500	$8,957	$10,235
Fully Electronic Volume – New Products	436	506	376	540	524	744
Voice-Assisted Volume	4,726	7,401	8,576	7,608	8,093	8,618
Total Electronic Volume	$11,546	$15,018	$16,966	$15,648	$17,574	$19,597
Electronic Transaction Count (in billions)
Fully Electronic Transactions – Excluding New Products	1,055,479	1,304,403	1,642,579	1,640,167	1,971,347	2,035,458
Fully Electronic Transactions – New Products	71,309	91,408	115,483	111,801	131,700	138,421
Voice-Assisted Transactions	189,129	215,229	224,291	193,742	228,124	202,600
Total Transactions	1,315,917	1,611,040	1,982,353	1,945,710	2,331,171	2,376,479
eSpeed Equities Direct Access (Number of Shares Traded In Millions)	168	178	154	147	203	171
Trading Days	61	64	64	61	62	63
U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$34,570	$36,749	$34,554	$32,820	$34,810	$33,688
Average Daily U.S. Treasury Volume	$567	$574	$540	$538	$561	$535

Reported volumes and transaction counts include transactions by Cantor and its affiliates who participate in certain of our marketplaces by posting quotations for their accounts and by acting as principal on trades. While the principal participation may vary widely from product to product and may be significant for any given product or period, in no case does the principal participation by Cantor and its affiliates exceed 10% of any of the reported volume or transaction counts, except as otherwise noted. Such activity is intended, among other things, to assist these affiliates in managing their proprietary positions, and to facilitate transactions, add liquidity, increase commissions and attract additional order flow to the eSpeed system and revenue to both us and Cantor and its affiliates.

Fully electronic volume on our system, excluding new products, was $10.2 trillion for the three months ended June 30, 2006, an increase of 14.3% from $9.0 trillion in the first quarter of 2006 and an increase of 43.9% from the $7.1 trillion in the three months ended June 30, 2005. This compares to a sequential decrease of 3.2% and a year-over-year decrease of 8.3 % in overall quarterly U.S. Treasury volume as reported by the Federal Reserve. Average daily Federal Reserve U.S. Treasury volume was

$535 billion for the three months ended June 30, 2006. Our voice-assisted volume for the three months ended June 30, 2006 was $8.6 trillion, an increase of 6.5 % versus the $8.1 trillion reported in the first quarter of 2006 and an increase of 16.4% over the $7.4 trillion reported in the three months ended June 30, 2005.

Fully electronic volume on our system for new products, which we define as foreign exchange, interest rate swaps, futures and repos, was $744 billion for the three months ended June 30, 2006, compared with $524 billion in the first quarter of 2006 and $506 billion in the three months ended June 30, 2005. This represented an increase of 42.0% and 47.0%, respectively.

Quarterly information for the full fiscal year of 2005 has been included for informational purposes.

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At June 30, 2006, we had cash and cash equivalents of $178.2 million, a decrease of $0.2 million compared with $178.4 million at December 31, 2005.

Operating Activities

Operating cash flows for the six months ended June 30, 2006 of $9.4 million were relatively unchanged from the cash flows of $9.7 million provided by operating activities during the six months ended June 30, 2005. For the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, net income increased approximately $1.8 million. The $3.5 million insurance recovery included in net income for the six months ended June 30, 2006 is presented as part of investing activities in the Statement of Cash Flows as the proceeds will be used to purchase fixed assets. For the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, depreciation and amortization expense increased due to an increase in the underlying fixed asset base. The change in other assets for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, was $6.7 million primarily due to increased receivables related to the licensing of the Wagner Patent which was prepaid in the prior year and increased prepaid computer expenses. The change in accounts payable and accrued expenses for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, was primarily due to $4.1 million of deferred acquisition costs included in the June 30, 2005 balance related to the attempted acquisition of MTS which were written off in the fourth quarter of 2005.

Our operating cash flows consist of transaction revenues with related parties and Software Solutions fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the JSA, remits the amount owed to us. In addition, we have entered into similar services agreements with BGC, Freedom, MPLLC and CO2e.com, LLC. Under the Administrative Services Agreement, the JSA and the services agreements with BGC, Freedom, MPLLC and CO2e.com, LLC, any net receivable or payable is settled monthly.

Investing Activities

During the six months ended June 30, 2006, we used cash in investing activities of $10.0 million compared with $18.1 million during the comparable period in 2005. The decrease was due to the receipt of $3.5 million in insurance proceeds related to the replacement of fixed assets lost in the September 11 Events (see Note 3, September 11 Events, of the accompanying Notes to Condensed Consolidated Financial Statements for more information regarding the September 11 Events), decreased purchases of fixed assets and lower capitalized software development costs and patent defense costs during the first half of 2006 as compared with the first half of 2005.

Financing Activities

During the six months ended June 30, 2006, our financing activities provided cash of $0.4 million compared with cash used in financing activities of $19.1 million in the comparable period in 2005.

During the six months ended June 30, 2006, we made no Class A common stock repurchases under our repurchase plan approved by our Board of Directors. During the six months ended June 30, 2005, we repurchased approximately 2.3 million shares of our Class A common stock for a total of $19.4 million under our repurchase plan. Our Board of Directors has authorized the repurchase of up to an additional $100 million of our outstanding Class A common stock, of which $58.7 million remained available for repurchase as of June 30, 2006. At the price levels at which we have been repurchasing shares, we believe that our shares represent an attractive investment and, therefore, we may continue to repurchase shares opportunistically. In addition, proceeds from exercises of employee stock options and business partner warrants were higher during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

We anticipate, based on management’s experience and current industry trends, that our existing cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt, acquisition, recapitalization and reorganization alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support our operations;

•	support more rapid growth in our business;

•	develop new or enhanced services and products;

•	respond to competitive pressures;

•	acquire complementary technologies and businesses; and

•	respond to unanticipated requirements.

We cannot assure you that we will be able to obtain additional financing when needed on terms that are acceptable, if at all. We are continually considering such options, including the possibility of additional repurchases of our Class A common stock, and their effect on our liquidity and capital resources.

Aggregate Contractual Obligations

As of June 30, 2006, there have been no material changes to our aggregate contractual obligations, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

SFAS No. 123R:    Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method.

SFAS No. 155:    In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140 (‘‘SFAS 155’’). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial condition, results of operations or cash flows.

SFAS No. 156:    In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (‘‘SFAS 156’’). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS 156 will have a material impact on our consolidated financial condition, results of operations or cash flows.

FIN 48:    In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN 48 will have a material impact on its consolidated financial condition, results of operations or cash flows.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2006, we had invested $140.7 million of our cash in securities purchased under reverse repurchase agreements, $44.3 million of which is fully collateralized by U.S. government securities and $96.4 million of which is fully collateralized by eligible equity securities, both of which are held in third-party custodial accounts. These reverse repurchase agreements have a next day maturity and, as such, are highly liquid.

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

We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income of our international operations of $1.6 million for the six months ended June 30, 2006.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (‘‘CEO’’) and Vice President, Global Controller and Interim Chief Accounting Officer, functioning as the principal financial offier for purposes of this report (‘‘CAO’’), has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. The term ‘‘disclosure controls and procedures’’ means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company's disclosure controls and procedures, the CEO and the CAO concluded that the disclosure controls were effective as of the end of the period covered by this report on Form 10-Q to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

The Company, including its CEO and CAO, does not expect that the Company's internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings

By Summons and Complaint, dated October 30, 2002, the Company commenced an action in New York State Supreme Court against Municipal Partners LLC (‘‘MPLLC’’) seeking, among other things, damages as a result of MPLLC’s breach of a License and Services Agreement, under which MPLLC failed to pay the Company for ancillary information technology services and products provided to the Company, and failed to pay eSpeed a percentage of certain revenues derived by MPLLC from electronic trading. On November 19, 2002, MPLLC answered the Complaint. On April 1, 2004, MPLLC filed an amended Answer and Counterclaim. On May 25, 2004, the Company filed its reply to MPLLC’s Counterclaim. The parties have suspended active litigation pending settlement discussions. The proposed settlement arrangement does not involve any material payments or other obligations by the Company.

In June 2003, the Company filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, ‘‘BrokerTec’’), in the United States District Court for the District of Delaware. The suit centers on BrokerTec's and Garban's alleged infringement of the 580 Patent issued on May 6, 2003, which expires in 2016, with respect to which the Company is the exclusive licensee. The patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. In a pre-trial ruling on February 7, 2005, the U.S. District Court in Delaware ruled that the BrokerTec ETN did not infringe the Company’s 580 Patent. On February 22, 2005, the jury found that the Garban GTN did infringe the Company’s 580 Patent, but that there was a deficiency in the application which led to the 580 Patent, finding that the Company ‘‘failed to provide adequate written description of each and every element recited’’ in certain claims of the 580 Patent. Both parties requested attorneys' fees from the other party, which may be awarded by the Court in exceptional cases. By Memorandum Order, dated December 5, 2005, the Court denied the Company’s Motion for Judgment as a Matter of Law, or, in the Alternative, for a New Trial, and also denied BrokerTec's Motion for Judgment as a Matter of Law on Invalidity and Non-Infringement. In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. Final judgment was entered on April 3, 2006. By notice dated April 27, 2006, the Company appealed to the U.S. Court of Appeals for the Federal Circuit. BrokerTec did not appeal the Court’s denial of attorneys’ fees.

In August 2004, Trading Technologies International, Inc. (‘‘TT’’) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against the Company. In its complaint, TT alleged that the Company infringed and continues to infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004 and U.S. Patent 6,772,132, which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude the Company from making, selling, and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that the Company had not raised a substantial question concerning the validity or infringement of the patents, but that TT had not proved that it would suffer irreparable harm absent an injunction. A trial date for this case has not yet been set. On March 16, 2005, TT filed an amended Complaint against the Company and added infringement allegations against Ecco and ITSEcco. On April 6, 2005, the Company and Ecco answered the Complaint in which the Company denied the infringement allegations. At the same time, the Company and Ecco filed a Counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. On April 18, 2005, ITSEcco filed a motion to dismiss TT's complaint against it for lack of personal jurisdiction. TT agreed to dismiss ITSEcco from the lawsuit, but added eSpeed International and EccoWare LLC as defendants in a Second Amended Complaint. On January 5, 2006, the Company answered TT's Second Amended

Complaint in which the Company denied the infringement allegations. At the same time, the Company filed an Amended Counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT's patent misuse. Discovery is ongoing, and the Court consolidated for certain discovery and Markman hearing purposes the Company’s case with other patent infringement cases brought by TT against other defendants. A Markman hearing currently is scheduled for August 16, 2006. No trial date is currently set. If TT ultimately prevails in this litigation, the Company may be required to pay TT damages and/or certain costs and expenses, and the Company may be forced to modify or withdraw certain products from the market. Both parties requested attorneys' fees from the other party, which may be awarded by the Court in exceptional cases.

In February 2005, Mircuz Partners, LLC filed a purported class action complaint in the United States District Court for the Southern District of New York against the Company, Cantor Fitzgerald, L.P. and certain affiliated entities and officers, on behalf of all persons who purchased the securities of the Company from August 12, 2003 to July 1, 2004, alleging violation of certain provisions to the U.S. Securities Exchange Act of 1934, as amended. Two similar class action complaints were subsequently filed. In May 2006, the Court entered a Judgment in our favor. The time for the plaintiffs to appeal the Judgment has expired, and the case has been dismissed with prejudice.

ITEM 6.	Exhibits

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Vice President, Global Controller and Interim Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc. (Registrant)
/s/ Howard W. Lutnick
Howard W. Lutnick Chairman of the Board and Chief Executive Officer
/s/ Frank V. Saracino
Frank V. Saracino Vice President, Global Controller and Interim Chief Accounting Officer

Date: August 9, 2006