Form 10-Q
period 2006-09-30
ESPEED INC
filed 2006-11-09
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:0-28191

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

Yes     No

As of November 1, 2006, the registrant had 29,759,607 shares of Class A common stock, $0.01 par value, and 20,497,800 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I — FINANCIAL INFORMATION

Part I. — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$94,149	$37,070
Reverse repurchase agreements with related parties (Note 9)	96,972	141,365
Total cash and cash equivalents	191,121	178,435
Fixed assets, net	56,732	58,291
Investments	7,776	7,742
Goodwill	12,184	12,184
Other intangible assets, net	8,479	11,356
Receivables from related parties (Note 10)	4,633	4,345
Other assets	13,231	8,581
Total assets	$294,156	$280,934
Liabilities and Stockholders' Equity
Current liabilities:
Payables to related parties (Note 10)	$5,472	$7,588
Accounts payable and accrued liabilities	30,473	19,649
Total current liabilities	35,945	27,237
Deferred income	7,280	7,593
Total liabilities	43,225	34,830
Commitments and contingencies (Note 7)	—	—
Stockholders' Equity:
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 36,201,187 and 34,387,380 shares issued at September 30, 2006 and December 31, 2005, respectively	362	343
Class B common stock, par value $0.01 per share; 100,000,000 shares authorized; 20,497,800 and 22,139,270 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively, convertible to Class A common stock	205	221
Additional paid-in capital	299,943	294,987
Unearned stock-based compensation	(1,720)	(1,592)
Treasury stock, at cost: 6,449,991 and 6,488,047 shares of Class A common stock at September 30, 2006 and December 31, 2005, respectively	(62,132)	(62,486)
Retained earnings	14,273	14,631
Total stockholders' equity	250,931	246,104
Total liabilities and stockholders' equity	$294,156	$280,934

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2006	2005
Revenues:
Transaction revenues
Fully electronic transactions with related parties (Note 10)	$14,598	$18,933
Fully electronic transactions with unrelated parties	2,154	—
Total fully electronic transactions	16,752	18,933
Voice-assisted brokerage transactions with related parties (Note 10)	6,125	6,190
Screen-assisted open outcry transactions with related parties (Note 10)	1,398	1,121
Total transaction revenues	24,275	26,244
Software Solutions fees from related parties (Note 10)	7,417	6,099
Software Solutions and licensing fees from unrelated parties	3,914	3,770
Gain on sale of investments	—	1,015
Interest income	2,470	1,644
Total revenues	38,076	38,772
Expenses:
Compensation and employee benefits	13,616	13,048
Amortization of software development costs and other intangibles	5,738	5,206
Other occupancy and equipment	8,130	7,712
Professional and consulting fees	2,639	2,018
Communications and client networks	2,088	1,931
Marketing	145	390
Administrative fees to related parties (Note 10)	2,616	3,216
Amortization of business partner and non-employee securities	—	50
Acquisition-related costs	2,026	—
Other expenses	1,888	2,491
Total operating expenses	38,886	36,062
(Loss) income before income taxes	(810)	2,710
(Benefit) provision for income taxes	(306)	837
Net (loss) income	$(504)	$1,873
Per share data:
Basic (loss) earnings per share	$(0.01)	$0.04
Diluted (loss) earnings per share	$(0.01)	$0.04
Basic weighted average shares of common stock outstanding	50,176	50,998
Diluted weighted average shares of common stock outstanding	50,176	51,697

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,
	2006	2005
Revenues:
Transaction revenues
Fully electronic transactions with related parties (Note 10)	$45,983	$58,174
Fully electronic transactions with unrelated parties	4,793	—
Total fully electronic transactions	50,776	58,174
Voice-assisted brokerage transactions with related parties (Note 10)	20,028	19,128
Screen-assisted open outcry transactions with related parties (Note 10)	4,262	1,931
Total transaction revenues	75,066	79,233
Software Solutions fees from related parties (Note 10)	22,805	18,860
Software Solutions and licensing fees from unrelated parties	11,285	11,712
Gain on sale of investments	—	1,015
Insurance recovery from related parties (Note 3)	3,500	—
Interest income	6,925	4,311
Total revenues	119,581	115,131
Expenses:
Compensation and employee benefits	39,846	38,989
Amortization of software development costs and other intangibles	18,255	14,376
Other occupancy and equipment	28,409	22,657
Professional and consulting fees	6,774	7,088
Communications and client networks	6,115	5,569
Marketing	742	1,252
Administrative fees to related parties (Note 10)	9,713	10,515
Amortization of business partner and non-employee securities	19	310
Acquisition-related costs	2,026	4,124
Other expenses	5,848	7,845
Total operating expenses	117,747	112,725
Income before income taxes	1,834	2,406
Provision for income taxes	694	652
Net income	$1,140	$1,754
Per share data:
Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.03
Basic weighted average shares of common stock outstanding	50,243	51,805
Diluted weighted average shares of common stock outstanding	51,206	52,586

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

eSpeed, Inc. & Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,140	$1,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,741	22,050
Insurance recovery from related parties (Note 3)	(3,500)	—
Equity in net (income) loss of unconsolidated investments	(34)	5
Gain on sale of investments	—	(1,015)
Deferred income tax (benefit) expense	(825)	298
Stock-based compensation	1,717	1,918
Tax benefit from stock-based compensation	106	109
Excess tax benefit from stock-based compensation	(47)	—
Issuance of securities under employee benefit plan	—	186
Changes in operating assets and liabilities:
Receivables from related parties (Note 10)	(744)	(6,187)
Other assets	(4,573)	490
Payables to related parties (Note 10)	(2,115)	(1,056)
Accounts payable and accrued expenses	11,589	7,469
Deferred income	(313)	(313)
Net cash provided by operating activities	30,142	25,708
Cash flows used in investing activities:
Insurance proceeds from related parties (Note 3)	3,500	—
Proceeds from sale of investments	—	5,840
Purchase of fixed assets	(8,755)	(11,330)
Capitalization of software development costs	(11,658)	(15,399)
Capitalization of patent defense and registration costs	(1,011)	(1,688)
Net cash used in investing activities	(17,924)	(22,577)
Cash flows provided by (used in) financing activities:
Repurchase of Class A common stock	—	(28,941)
Proceeds from exercises of stock options and business partner warrants	421	433
Excess tax benefit from stock-based compensation	47	—
Net cash provided by (used in) financing activities	468	(28,508)
Net increase (decrease) in cash and cash equivalents	12,686	(25,377)
Cash and cash equivalents	37,070	19,884
Reverse repurchase agreements with related parties (Note 9)	141,365	189,804
Cash and cash equivalents at beginning of period	178,435	209,688
Cash and cash equivalents	94,149	12,291
Reverse repurchase agreements with related parties (Note 9)	96,972	172,020
Cash and cash equivalents at end of period	$191,121	$184,311
Cash paid for income taxes	$145	$67
Supplemental disclosure of non-cash investing and financing activities:
Dividend distribution to Cantor (Note 5)	$1,500	$—
Contribution of license from Cantor (Note 5)	1,500	—

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

It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Pursuant to the rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’), certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Statement of Financial Condition at December 31, 2005 was derived from the audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Stock-Based Compensation:    Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) and related interpretations, as permitted by Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), under which the Company recorded no expense for stock options issued to employees as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (‘‘SFAS 123R’’), using the modified prospective method. These Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Under the modified prospective method, stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The grant-date fair value of stock-based payments is amortized to expense ratably over the awards' vesting periods. SFAS 123R also requires that the Company record an expense for liability awards at fair value each reporting period and that the change in fair value be reflected as stock-based compensation expense in the Company’s Condensed Consolidated Statement of Income. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reviewed for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 148, Accounting for Stock-Based Compensation – Transition, for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

As a result of adopting SFAS 123R on January 1, 2006, the Company's income before income taxes and net income for the three months ended September 30, 2006 decreased approximately $142,000 and $89,000, respectively, as compared with accounting for stock-based compensation under APB 25. As a result of adopting SFAS 123R, the Company's income before income taxes and net income for the nine months ended September 30, 2006 decreased approximately $300,000 and $186,000, respectively, as compared with accounting for stock-based compensation under APB 25. The after-tax impact of stock-based compensation recorded pursuant to SFAS 123R resulted in no change and $0.01 in basic and diluted net (loss) income per share for the three and nine months ended September 30, 2006, respectively.

Prior to the adoption of SFAS 123R, the Company reported all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires that cash flows resulting from the tax benefits to be realized in excess of the compensation expense recognized in the consolidated statements of income before considering the impact of stock options that expire unexercised or forfeited (the ‘‘excess tax benefit’’) be classified as financing cash flows. The excess tax benefit of approximately $47,000 currently classified as a financing cash inflow for the nine months ended September 30, 2006, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net income and net income per share if the Company had recorded in its Condensed Consolidated Statements of Income the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan through the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, options granted subsequent to September 30, 2005 are not considered, the value of the options is estimated using a Black-Scholes option-pricing formula and the expense is amortized ratably over the options' vesting periods.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)
Net income for basic and diluted earnings per share	$1,873	$1,754
Deduct: Total stock-based employee compensation expense net of taxes	(125)	(8,841)
Net income (loss), pro forma	$1,748	$(7,087)
Basic weighted average shares of common stock outstanding	50,998	51,805
Diluted weighted average shares of common stock outstanding	51,697	52,586
Earnings (loss) per share:
Basic – as reported	$0.04	$0.03
Basic – pro forma	$0.03	$(0.14)
Diluted – as reported	$0.04	$0.03
Diluted – pro forma	$0.03	$(0.14)

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

FIN No. 48:    In July 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The

Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial condition, results of operations or cash flows.

SAB No. 108:    In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (‘‘SAB 108’’). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged.

SFAS No. 157:    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

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

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. As of December 31, 2005, the Company estimates that it has replaced assets with an aggregate cost of approximately $22.2 million. During the fourth quarter of 2005 and the first quarter of 2006, the Company recorded gains for insurance recovery proceeds from Cantor of $1.7 million and $3.5 million, respectively. These proceeds were recognized as income in the accompanying Condensed Consolidated Statements of Income under the caption ‘‘Insurance recovery from related parties’’. As the Company completes the move into its new global headquarters in 2006, it is nearing the end of the replacement of the destroyed assets.

In December 2004 and early 2003, Cantor and one of its affiliates received grants from the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program. Both grant agreements contain certain recapture terms and contingencies, primarily in relation to establishing and maintaining premises and maintaining certain levels of employment in New York City in the future. In October 2004, the Company’s Audit Committee approved the allocation by Cantor of a $3.1 million share of the WTC Business Recovery from Disproportionate Loss Program grant to the Company. This amount is included in ‘‘Deferred income’’ on the Condensed Consolidated Statements of Financial Condition as of September 30, 2006 and December 31, 2005. The recognition of the $3.1 million of grant funds is dependent on meeting various thresholds established in the grant agreements. The Company expects to recognize a majority of the grant-related deferred income in the fourth quarter of 2006.

4.    Fixed Assets

Fixed assets, net as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Computer and communication equipment	$52,284	$46,237
Software, including software development costs	92,698	79,872
Leasehold improvements and other fixed assets	4,895	3,483
	149,877	129,592
Less: accumulated depreciation and amortization	(93,145)	(71,301)
Fixed assets, net	$56,732	$58,291

Depreciation expense was $3.2 million and $2.7 million for the three months ended September 30, 2006 and 2005, respectively. Depreciation expense was $9.5 million and $7.7 million for the nine months ended September 30, 2006 and 2005, respectively. Depreciation is included in the accompanying Condensed Consolidated Statements of Income under the caption ‘‘Other occupancy and equipment’’.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (‘‘SOP 98-1’’), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. During the nine months ended September 30, 2006 and 2005, software development costs totaling $11.7 million and $15.4 million, respectively, were capitalized. For the three months ended September 30, 2006 and 2005, the Company's Condensed Consolidated Statements of Income included $3.9 million and $3.4 million, respectively, in relation to the amortization of software development costs. For the nine months ended September 30, 2006 and 2005, the Company's Condensed Consolidated Statements of Income included $12.8 million and $9.2 million, respectively, in relation to the amortization of software development costs. The amortization of software development costs for the three and nine months ended September 30, 2006 included approximately $0 and $1.2 million, respectively, of accelerated amortization due to the anticipated early retirement of certain of the Company’s internally developed software which was replaced in the second quarter of 2006. The three and nine months ended September 30, 2005 did not include any accelerated amortization charges.

5.    Other Intangible Assets

Other intangible assets, net as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Intangible assets subject to amortization:
Patents, including capitalized legal costs	$30,839	$(25,592)	$5,247	$29,827	$(20,782)	$9,045
Acquired intangibles:
Existing technology	2,832	(1,109)	1,723	2,832	(684)	2,148
Customer contracts	412	(403)	9	412	(249)	163
Total intangible assets subject to amortization:	$34,083	$(27,104)	$6,979	$33,071	$(21,715)	$11,356
Horizon license	$1,500	$—	$1,500	$—	$—	$—
Total other intangible assets:	$35,583	$(27,104)	$8,479	$33,071	$(21,715)	$11,356

During the each of the three months ended September 30, 2006 and 2005, the Company recorded intangible amortization expense of $1.8 million under the caption ‘‘Amortization of software development costs and other intangibles’’ in the accompanying Condensed Consolidated Statements of Income. During the nine months ended September 30, 2006 and 2005, the Company recorded intangible amortization expense of $5.4 million and $5.2 million, respectively, under the caption ‘‘Amortization of software development costs and other intangibles’’ in the accompanying Condensed Consolidated Statements of Income.

Patents

Wagner Patent:    In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the ‘‘Wagner Patent’’) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from ETS for an initial payment of $1.75 million in cash and 24,334 shares of the Company’s Class A common stock valued at $0.5 million. The Wagner Patent expires during the first quarter of 2007. Additional payments are contingent upon the generation of patent-related revenues. During the three and nine months ended September 30, 2006, the Company earned a gross $2.2 million and $4.9 million, respectively, in transaction fee-based revenue from the license agreement with InterContinentalExchange, including $0.2 million and $0.6 million, respectively, of fees payable to ETS in conjunction with the revenue generation. In addition, during the three months ended September 30, 2006 and 2005, the Company recognized revenue of $0.5 million, which is included in ‘‘Software Solutions and licensing fees from unrelated parties’’ in the accompanying Condensed Consolidated Statements of Income. For the nine months ended September 30, 2006 and 2005, the Company recognized revenue of $1.5 million. In order to perfect and defend the Company’s rights under the Wagner Patent, the Company has incurred substantial legal costs. As of September 30, 2006, the Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was $1.8 million and $5.4 million at September 30, 2006 and December 31, 2005, respectively.

In August 2002, the Company entered into the Wagner Settlement Agreement with ETS, CME and CBOT to resolve litigation related to the Wagner Patent. As part of the Wagner Settlement Agreement, all parties were released from the legal claims brought against each other without admitting liability on the part of any party. Under the terms of the Wagner Settlement Agreement, CME and CBOT will each pay $15.0 million to the Company as a fully paid up license, for a total of $30.0 million. Each $15.0 million payment includes a $5.0 million payment, which was received in 2002, and additional $2.0 million payments per year until 2007. The Company received $4.1 million and $4.0 million in 2005 and 2004, respectively. Of the $30.0 million to be received by the Company, approximately $5.8 million may be paid to ETS in its capacity as the former owner of the Wagner Patent, and the $24.2 million balance has been recognized as revenue ratably over the useful life of the Wagner Patent. During the nine months ended September 30, 2006, approximately $0.6 million was paid to ETS. In connection with the Wagner Settlement Agreement, the Company has recognized revenue of $1.3 million for the three months ended September 30, 2006 and 2005, which is included in ‘‘Software Solutions and licensing fees from unrelated parties’’ in the accompanying Condensed Consolidated Statements of Income. In connection with the Wagner Settlement Agreement, the Company has recognized revenue of $4.0 million for each of the nine months ended September 30, 2006 and 2005.

In December 2003, eSpeed and NYMEX entered into the NYMEX Settlement Agreement regarding the Wagner Patent. As a licensee of the Wagner Patent, NYMEX will pay the Company $8.0 million over a three-year period. The Company received payments of $2.0 million in each of 2005 and 2004. Of the $8.0 million to be received by the Company, $1.2 million was paid to ETS during each of 2005 and 2004 in its capacity as the former owner of the Wagner Patent, and the remaining $6.8 million balance has been recognized as revenue ratably over the useful life of the Wagner Patent. For the three months ended September 30, 2006 and 2005, the Company recorded revenue of approximately $0.5 million related to the NYMEX Settlement Agreement. For each of the nine months ended September 30, 2006 and 2005, the Company recorded revenue of approximately $1.6 million related to the NYMEX Settlement Agreement.

The Company does not believe that any of the proceeds from the CBOT, CME and NYMEX settlements are indicative of a reimbursement for past patent infringement as no objective evidence exists which would indicate a value to be ascribed to past patent infringement. Instead, it has been determined that all of the proceeds represent licensing fees, which are amortized into income over the useful life of the Wagner Patent.

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

Under the terms of the NYBOT Agreement, NYBOT will pay $5.5 million to the Company; $2.5 million was paid in July 2004 with three annual installments of $1.0 million per year (or $3.0 million) payable until 2007. In December 2004, the NYBOT Agreement was amended. The Company received $3.0 million from NYBOT, in satisfaction for all future installment payments. During the three months ended September 30, 2006 and 2005, the Company recorded revenue of approximately $0.1 million related to the NYBOT Agreement. During the nine months ended September 30, 2006 and 2005, the Company recorded revenue of approximately $0.3 million related to the NYBOT Agreement, and will recognize the $4.6 million balance as revenue ratably over the life of the NYBOT Agreement.

Lawrence Patent:    In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the ‘‘Lawrence Patent’’) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014. The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company’s Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. During the second quarter of 2005, the Company entered into an Amendment Agreement to amend the Purchase Agreement related to the Lawrence Patent. Pursuant to the Amendment Agreement, the Company will be required to pay $0.5 million over four years. Additional payments are contingent upon the generation of related revenues. The carrying value of the Lawrence Patent was $1.1 million and $1.2 million at September 30, 2006 and December 31, 2005, respectively

Automated Auction Protocol Processor Patent:    In May 2003, U.S. Patent No. 6,560,580 (the ‘‘580 Patent’’) was issued to Cantor for an Automated Auction Protocol Processor. The Company is the exclusive licensee of the 580 patent, which expires in 2016. Under the Amended and Restated Joint Services Agreement between the Company and Cantor, the Company is responsible for bearing the costs associated with enforcing its rights under this patent.

Other:    The Company has incurred legal costs in connection with various patent applications. The Company capitalized $1.0 million and $1.6 million of such legal costs for the nine months ended September 30, 2006 and 2005, respectively. The carrying value of the capitalized costs related to patent applications was $2.3 million and $2.4 million at September 30, 2006 and December 31, 2005, respectively.

Acquired Intangible Assets

In connection with the acquisition of ITSEcco Holdings Limited and its subsidiaries (‘‘Ecco’’) in October 2004, the Company recorded $3.2 million of purchased intangibles. The purchased intangibles consist of $2.8 million in existing technology and $0.4 million of customer contracts, which will be amortized on a straight-line basis over their estimated useful lives of five years and two years, respectively. The carrying value of the purchased intangibles was $1.7 million and $2.3 million at September 30, 2006 and December 31, 2005, respectively.

Horizon License

In February 2006, in conjunction with Cantor’s acquisition of IDT Horizon GT, Inc., a Delaware Corporation (‘‘Horizon’’), the Company entered into a software license agreement (the ‘‘Horizon License’’) with Horizon, pursuant to which Horizon granted the Company a perpetual, fully paid-up, non-transferable (except to affiliates of the Company) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities. Management has estimated the fair value of the Horizon License at $1.5 million. The Horizon License permits the Company to use the software worldwide in connection with the processing of trades in the Company’s product offerings, provided that the software may not be used for the processing of the business of any other person, firm or entity. The Horizon License provides that, in the event Cantor sells the Horizon business, it will pay the Company an amount equal to 23% of the total consideration received in connection with such sale, up to a maximum of $1.5 million. Due to the perpetual nature of the Horizon License, it will not be amortized, but rather will be tested for impairment at least annually pursuant to the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. The Company treated the $1.5 million payment for the Horizon License as a deemed dividend to Cantor. In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant to acquire 312,937 shares of Class A common stock of the Company, which warrant was not transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87.

6.    Other Supplementary Balance Sheet Information

Other assets at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Pre-paid expenses	$3,952	$2,480
Licensing fees and other receivables	5,610	2,426
Restricted cash	2,129	2,129
Other assets	1,540	1,546
	$13,231	$8,581

Accounts payable and accrued liabilities at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Deferred income	$2,108	$2,151
Current income tax payable	1,938	842
Deferred tax liability	2,979	3,804
Other taxes payable	439	1,613
Accrued professional fees	3,722	3,551
Accrued bonus	7,512	789
Accrued rent	2,127	948
Bank overdraft	1,930	513
Other accrued liabilities	7,718	5,438
	$30,473	$19,649

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

Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. As of September 30, 2006, there were no material legal contingencies for which the Company can estimate a possible loss or a range of losses.

By Summons and Complaint, dated October 30, 2002, the Company commenced an action in New York State Supreme Court against Municipal Partners LLC (‘‘MPLLC’’) seeking, among other things, damages as a result of MPLLC’s breach of a License and Services Agreement, under which MPLLC failed to pay the Company for ancillary information technology services and products provided to the Company, and failed to pay eSpeed a percentage of certain revenues derived by MPLLC from electronic trading. On November 19, 2002, MPLLC answered the Complaint. On April 1, 2004, MPLLC filed an amended Answer and Counterclaim. On May 25, 2004, the Company filed its reply to MPLLC’s Counterclaim. As of September 25, 2006, a settlement agreement was entered into resolving this and related matters, the Services Agreement with Municipal Partners was terminated, and a stipulation of discontinuance signed by both sides has been filed with the court, ending this matter.

In June 2003, the Company filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, ‘‘BrokerTec’’), in the United States District Court for the District of Delaware. The suit centers on BrokerTec's and Garban's alleged infringement of the 580 Patent issued on May 6, 2003, which expires in 2016, with respect to which the Company is the exclusive licensee. The 580 Patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. In a pre-trial ruling on February 7, 2005, the Court ruled that the BrokerTec ETN did not infringe the Company’s 580 Patent. On February 22, 2005, the jury found that the Garban GTN did infringe the Company’s 580 Patent, but that there was a deficiency in the application which led to the 580 Patent, finding that the Company ‘‘failed to provide adequate written description of each and every element recited’’ in certain claims of the 580 Patent. Both parties requested attorneys' fees from the other party, which may be awarded by the Court in exceptional cases. By Memorandum Order, dated December 5, 2005, the Court denied the Company’s Motion for Judgment as a Matter of Law, or, in the Alternative, for a New Trial, and also denied BrokerTec's Motion for Judgment as a Matter of Law on Invalidity and Non-Infringement. In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. Final judgment was entered on April 3, 2006. BrokerTec did not appeal the Court’s denial of attorneys’ fees. By notice dated April 27, 2006, the Company appealed to the U.S. Court of Appeals for the Federal Circuit. Briefing of the appeal was completed on October 20, 2006. Oral arguments are to be scheduled.

In August 2004, Trading Technologies International, Inc. (‘‘TT’’) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against the Company. In its complaint, TT alleged that the Company infringed and continues to infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude the Company from making, selling and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that the Company had not raised a substantial question concerning the validity or infringement of the patents, but that TT had not proved that it would suffer irreparable harm absent an injunction. On March 16, 2005, TT filed an amended Complaint against the Company and added infringement allegations against Ecco and ITSEcco. On April 6, 2005, the Company and Ecco answered the Complaint in which the Company denied the infringement allegations. At the same time, the Company and Ecco filed a Counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. On April 18, 2005, ITSEcco filed a motion to dismiss TT's complaint against it for lack of personal jurisdiction. TT agreed to dismiss ITSEcco from the lawsuit, but added eSpeed International and EccoWare LLC as defendants in a Second Amended Complaint. On January 5, 2006, the Company answered TT's Second Amended Complaint in which the Company denied the infringement allegations. At the same time, the Company filed an Amended Counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT's patent misuse. Discovery is ongoing, and the Court consolidated for certain discovery and Markman hearing purposes the Company’s case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006 the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that the Company correctly defined several of the patents' key terms. The Court's ruling supports the Company's consistent position that eSpeed and ECCO's products fall outside the scope of Trading Technologies' patents. However, the litigation is ongoing, and as with all litigation, the outcome is uncertain. Consequently, if TT ultimately prevails, the Company may be required to pay TT damages and/or certain costs and expenses, and the Company may be forced to modify or withdraw certain products from the market. The trial date is set for March 17, 2007. Both parties requested attorneys' fees from the other party, which may be awarded by the Court in exceptional cases. The Company is unable to estimate a possible loss or range of losses in connection with this matter.

In addition to the matters discussed above, the Company is involved in other legal proceedings that have arisen in the ordinary course of business. None of the currently pending matters is expected to have a material adverse impact on the Company’s financial position but may be material to the Company’s results of operations or cash flows in a given period.

8.    Investments

Investments as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Freedom International Brokerage	$7,049	$7,032
EIP	724	707
Tradespark	3	3
	$7,776	$7,742

Freedom:    The Company and Cantor formed a limited partnership (the ‘‘LP’’) to acquire an interest in Freedom International Brokerage (‘‘Freedom’’), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company. In April 2001, the Company contributed 310,769 shares of its Class A common stock, valued at approximately $7.0 million, to the LP as a limited partner, which entitled the Company to 75.0% of the LP’s capital interest in Freedom. The Company shares in 15.0% of the LP’s cumulative profits but not in cumulative losses. Cantor contributed 103,588 shares of the Company’s Class A common stock as the general partner. Cantor is allocated all of the LP’s cumulative losses or 85.0% of the cumulative profits. The LP exchanged the 414,357 shares for a 66.7% interest in Freedom. As more fully discussed in Note 11, Stock-Based Compensation, the Company also issued certain warrants in relation to this investment.

The Company has also entered into a technology services agreement with Freedom pursuant to which the Company provides the technology infrastructure for the transactional and technology related elements of the Freedom marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace. In general, if a transaction is fully electronic, the Company receives 65% of the aggregate transaction revenues and Freedom receives 35% of the transaction revenues. For a period of four years beginning on July 1, 2006, Freedom may deduct the amount of its brokerage commissions (up to a 45% payout) from gross electronic transaction services revenue prior to the 65%/35% split between the Company and Freedom. If Freedom provides voice-assisted brokerage services with respect to a transaction, then the Company receives 35% of the revenues and Freedom receives 65% of the revenues.

For the three months ended September 30, 2006 and 2005, the Company’s share of Freedom’s net (loss) income was approximately ($8,000) and $2,000, respectively, and is included under the caption ‘‘Other expenses’’ in the accompanying Condensed Consolidated Statements of Income. For the nine months ended September 30, 2006 and 2005, the Company’s share of Freedom’s net income (loss) was approximately $17,000 and $(4,000), respectively, and is included under the caption ‘‘Other expenses’’ in the accompanying Condensed Consolidated Statements of Income.

Tradespark:    The Company has a 15% investment in EIP Holdings, LLC (‘‘EIP Holdings’’), which in turn has a 99.5% investment in TradeSpark, L.P. (‘‘TradeSpark’’), a voice brokerage business in certain energy products. Cantor has an 85.0% investment in EIP Holdings. The Company’s net (loss) income from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $(4,000) and $8,000 for the three months ended September 30, 2006 and 2005, respectively, and is included under the caption ‘‘Other expenses’’ in the accompanying Condensed Consolidated Statements of Income. The Company’s net income (loss) from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $17,000 and $(1,000) for the nine months ended September 30, 2006 and 2005, respectively.

9.    Reverse Repurchase Agreements

Cash and cash equivalents at September 30, 2006 and December 31, 2005 included $97.0 million and $141.4 million, respectively, of reverse repurchase agreements with Cantor. The Company enters into reverse repurchase agreements with Cantor as short-term investments as part of its overall cash management strategy. The Company’s reverse repurchase agreements mature on a next day basis. Interest rates for the reverse repurchase agreements are reset daily and approximate market rates, which are based on the Fed Funds Rate and the quality of the underlying collateral.

Reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at fair value, approximated by the contractual amount for which the securities can be resold, including accrued interest. It is the Company’s policy to require collateral with a market value equal to or in excess of the principal amount deposited. All collateral is held in third-party custodial accounts. The value and eligibility of the collateral deposited are determined daily by the third-party custodian, and the Company may require Cantor to deposit additional collateral or return amounts deposited when appropriate. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are not permitted to be resold or repledged. Cash and collateral for each reverse repurchase agreement are settled daily. Of the $97.0 million held in reverse repurchase agreements at September 30, 2006, $83.9 million is fully collateralized by U.S. government securities and $13.1 million is fully collateralized by eligible equity securities. The fair value of such collateral at September 30, 2006 and December 31, 2005 totaled $99.9 million and $150.7 million, respectively.

10.    Related Party Transactions

A significant amount of the Company’s revenues, expenses, assets and cash flows is dependent on related party transactions with Cantor, BGC, Freedom, and CO2e.com, LLC.

Joint Services Agreement and other services agreements

Under the Company’s Amended and Restated Joint Services Agreement with Cantor (the ‘‘JSA’’), which was last amended as of October 1, 2005, as well as under services agreements with BGC, Freedom and CO2e.com, LLC, the Company owns and operates the electronic trading systems and is responsible for providing electronic brokerage services, and Cantor, BGC, Freedom and CO2e.com, LLC provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of client suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations.  In general, for fully electronic transactions in U.S. Treasuries, the Company receives 65% of the transaction revenues and Cantor, BGC or Freedom receives 35% of the transaction revenues. For a four-year period beginning on July 1, 2006, the 65%/35% revenue share between the Company and Freedom is paid on net transaction revenues, which are calculated after deduction of all electronic business-related broker commission payments (up to a 45% broker payout). With respect to other fully electronic transactions, the following provisions are applicable.

With respect to foreign exchange transactions, the 65%/35% revenue share between eSpeed and Cantor shall be paid after the payment of any revenue share amount to certain participants on the FX platform and after payment of fees relating to fulfillment services provided by Cantor. Such fulfillment fees shall be shared 65%/35% in the event that the average cost of such services exceeds the average costs associated with clearing and settling cash transactions in U.S. Treasuries.

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

The Company is authorized to pay directly to BGC or Cantor voice brokers up to 10% of gross revenues on increased electronic trading on the Company’s eSpeed system by customers of such brokers in certain products. These payments are intended to provide incentive to voice brokers to encourage additional electronic trading on the Company’s eSpeed system by their customers and are solely in the discretion of the Company’s management.

In December 2005, the Company entered into an agreement with BGC to provide the technology and support for the first integrated voice and electronic U.S. Dollar repurchase agreement trading platform for the primary dealer community. The Company and BGC will split gross revenues generated by the new platform 50%/50% after a deduction of total broker compensation associated with the extra commission paid to BGC brokers up to a cap of 50% of gross revenues.

Effective October 1, 2005, the Company amended its arrangement with Cantor with respect to Cantor's Gaming Businesses (as defined in the JSA) to allow the Cantor Parties to provide their own Gaming Development Services. With that, former eSpeed technical personnel who had been primarily engaged in providing Gaming Development Services for Cantor's Gaming Businesses were hired directly by Cantor. Consequently, the payment provisions in the JSA were amended to provide the Company a 12.5% share of the Gaming Transaction Revenues. In exchange for such revenue share, the Company will provide to Cantor all Gaming-related Ancillary IT Services consistent with the Ancillary IT Services as is currently provided by eSpeed, and all reasonable replacement Ancillary IT services. Further, Cantor will reimburse eSpeed for 100% of all direct costs expended by eSpeed for additional items requested by Cantor which are solely dedicated to Cantor's Gaming Businesses. As a result, all previous spending obligations by the Company for Cantor's Gaming Businesses were also terminated. eSpeed shall also provide to Cantor access to its business and property, including property, technology, software, and hardware, in order to engage in development with respect to the Gaming Businesses.

In general, for voice-assisted brokerage transactions, the Company receives 7% of the transaction revenues, in the case of BGC transactions, and 35% of the transaction revenues, in the case of Freedom transactions. For CO2e.com, LLC, the Company receives 20% of the transaction revenues.  For screen-assisted open outcry brokerage transactions, the Company receives 2.5% of the transaction revenues in the case of BGC transactions, and for CO2e.com, LLC, the Company receives 20% of the transaction revenues.

Under various services agreements, the Company has agreed to provide Cantor, BGC, Freedom, and CO2e.com, LLC technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, BGC, and Freedom the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. These services are provided to CO2e.com, LLC and to Cantor with respect to their Gaming Businesses at no additional cost other than the revenue sharing arrangement set forth above. Also, in connection with Cantor’s Gaming Businesses, the Company has agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its request in exchange for payment by Cantor of all of the direct costs for such items.

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

Amounts due to or from related parties pursuant to the transactions described above are non-interest bearing. Receivables from Freedom totaled approximately $1.1 million and $1.0 million at

September 30, 2006 and December 31, 2005, respectively. All amounts due from related parties are included in the caption ‘‘Receivables from related parties’’ in the accompanying Condensed Consolidated Statements of Financial Condition.

Under an Administrative Services Agreement, Cantor provides various administrative services to the Company, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months' prior notice by either the Company or Cantor. The Company incurred administrative fees for such services during the three months ended September 30, 2006 and 2005 totaling $2.6 million and $3.2 million, respectively. The Company incurred administrative fees for such services during the nine months ended September 30, 2006 and 2005 totaling $9.7 million and $10.5 million, respectively.

The services provided under both the JSA and the Administrative Services Agreement are related party services because Cantor controls the Company. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if the Company did not obtain such services from Cantor.

On September 25, 2006, the Services Agreement with MPLLC was terminated in connection with the settlement of litigation.

Other Transactions

At September 30, 2006, the Company had $97.0 million of reverse repurchase agreements with Cantor (see Note 9, Reverse Repurchase Agreements, for more information regarding these arrangements).

In February 2006, a subsidiary of Cantor acquired all of the assets of Horizon. Immediately prior to the closing of the acquisition, the Company entered into the Horizon License. In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant, which warrant was not transferred to Cantor (see Note 5, Other Intangible Assets, for more information regarding this transaction).

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

eSpeed’s parent, Cantor, granted certain eSpeed employees, including Paul Saltzman, the Company's Chief Operating Officer, awards of partnership units in Cantor with a notional value of $0.5 million. Such partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination provided that the employee has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. Mr. Saltzman's entitlement to such post-termination payments vests in six equal annual installments beginning July 1, 2007, provided that as of each such anniversary date Mr. Saltzman is still employed by the Company or one of its affiliates and has not breached this agreement. The other partnership units were fully vested on date of grant. See Note 11, Stock-Based Compensation, for information regarding the accounting for these partnership units.

On August 10, 2006, the Company entered into a Sponsored Research Agreement with a researcher and a U.S. university in which the Company agreed to pay $100,000 per year for five years in exchange for research and certain patent rights. In October 2006, the Company agreed with Cantor and BGC that they would pay 75% of all payments made by the Company in connection with the Sponsored Research Agreement, and that to the extent, if any, that eSpeed makes any charitable contributions to the university, Cantor and BGC will make a proportional charitable contribution. In exchange for this agreement, the Company will retain nonexclusive license to all patents and patent applications resulting from the Sponsored Research Agreement within the field of fully electronic financial services, BGC will have a license to the patents and patent applications in all financial services fields other than fully electronic, and Cantor will have patent rights to all other patents and patent applications. The Company further agreed that, in the event that the Company or Cantor grants a license to such technology in the field of fully-electronic financial services, the Company and Cantor will each receive 50% of all revenue from any such license.

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

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	323,589	$8.99
Granted	8,139	8.60
Exercised	(92,704)	9.81
Forfeited	(17,250)	7.82
Balance at September 30, 2006	221,774	$8.72

The restricted stock units issued in conjunction with the Company’s 2004 acquisition of Ecco will vest ratably over 2006 and 2007. The remaining restricted stock units generally vest one year from date of grant. As of September 30, 2006, there was approximately $0.5 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Company’s stock award plans. Total compensation expense related to restricted stock units before associated income taxes was approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2005, respectively. Total compensation expense related to restricted stock units before associated income taxes was approximately $0.3 million and $1.2 million for the three and nine months ended September 30, 2006, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2005	14,683,185	$15.20	—	—
Granted	250,000	8.42	—	—
Exercised	(82,672)	5.10	—	—
Forfeited	(345,328)	15.14	—	—
Balance at September 30, 2006	14,505,185	15.15	5.88	$10,298,525
Options exercisable at September 30, 2006	14,118,585	$15.34	5.78	$9,953,156

The weighted average grant date fair value of options granted in the nine months ended September 30, 2006 and 2005 was $4.68 and $4.42, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A common stock for the 3.2 million options that were in-the-money at September 30, 2006. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised was $0.3 million and $0.3 million, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options generally vest ratably and on a quarterly basis over four years from the grant date. At September 30, 2006, there was approximately $1.4 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted-average period of two years. Total compensation expense related to employee stock options before associated income taxes was approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2006, respectively. There was no compensation expense related to employee stock options for the three or nine months ended September 30, 2005.

The fair value of each stock option award granted is estimated as of the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are estimated using historical volatility of the Company’s Class A common stock over a preceding period commensurate with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding. For options granted subsequent to the adoption of SFAS 123R, the expected term of options granted is derived from the simplified method allowed by Staff Accounting Bulletin No. 107 because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield was assumed to be zero in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. In addition, the Company uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for the nine months ended September 30, 2006 was immaterial. Groups of award recipients that have different exercise behavior are considered separately for valuation purposes.

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rates	4.76%	3.86%
Expected lives (in years)	6.06	4.11
Dividend yield	N/A	N/A
Expected volatility	52.5%	58.6%
Weighted-average grant date fair value	$4.68	$4.42

Partnership Units

eSpeed’s parent, Cantor, has granted certain eSpeed employees including Paul Saltzman, the Company’s Chief Operating Officer, awards of partnership units in Cantor with a notional value of $0.5 million. Such partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination provided that the employee has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due.  Mr. Saltzman's entitlement to such post-termination payments vests in six equal annual installments beginning July 1, 2007, provided that as of each such anniversary date Mr. Saltzman is still employed by the Company or one of its affiliates and has not breached this agreement. The other partnership units in Cantor were fully vested on date of grant. The partnership unit awards are accounted for as liability awards under SFAS 123R. The fair value of the liability awards at September 30, 2006 was approximately $0.2 million. For the awards that are not fully vested at grant date, the Company will recognize non-cash compensation expense for the fair value of the awards as the awards are amortized over the stated vesting periods. For the awards that are fully vested on the date of grant, the Company will recognize non-cash compensation expense at grant date for the fair value of the awards. The liability incurred by Cantor for such awards will be re-measured at the end of every reporting period, and accordingly, any changes in the fair value of such liability will be recorded by the Company as a non-cash compensation expense. In addition, the quarterly distributions on such units will be included in the Company’s compensation expense as a non-cash charge. For the three and nine months ended September 30, 2006, the Company recognized a non-cash charge of $0.2 million related to the partnership units in Cantor. None of the costs of the various benefits provided under the partnership units in Cantor has been or will be paid by eSpeed; however, eSpeed has recorded a non-cash charge included in the accompanying Condensed Consolidated Statements of Income under the caption ‘‘Compensation and employee benefits’’ for the amounts that have been or will be paid to the employees by Cantor, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by Cantor.

Business Partner Warrants

Horizon:    In February 2006, a subsidiary of Cantor acquired all of the assets of Horizon. Immediately prior to the closing of the acquisition, the Company entered into the Horizon License. In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant to acquire 312,937 shares of Class A common stock of the Company, which warrant was not transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87 (see Note 5, Other Intangible Assets, for more information regarding this transaction).

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

UBS failed to comply with the commitment condition for the period August 1, 2002 to July 31, 2003. Commencing September 18, 2003, the UBS Agreement was renegotiated to facilitate UBS’s ability to meet the commitment condition going forward, and to provide for a revised acceleration schedule (the ‘‘Revised Agreement’’). The Revised Agreement provides for acceleration of the exerciseability of the warrants with respect to 125,000 shares of the Company’s Class A common stock on October 1, 2003, of which warrants to purchase 75,000 shares were exercised by UBS in October 2003, and acceleration of the remaining 175,000 warrants in seven equal tranches of 25,000 shares each quarter, commencing with the quarter ending January 31, 2004, subject to the satisfaction by UBS of the revised commitment conditions set forth in the Revised Agreement. The Company has notified UBS that it failed to comply with the commitment conditions for each of the seven quarters commencing November 1, 2003 and ending July 31, 2005 and that it is not entitled to acceleration of any of the 175,000 warrants.

Deutsche Bank:    In connection with an agreement with Deutsche Bank, AG (‘‘Deutsche Bank’’), the Company previously sold shares of Series C Redeemable Convertible Preferred Stock (‘‘Series C Preferred’’) to Deutsche Bank. On July 30th of each year of the five-year agreement in which Deutsche Bank fulfills its liquidity and market making obligations for specified products, one-fifth of such Series C Preferred would have automatically converted into warrants to purchase shares of the Company's Class A common stock.

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

Based on certain communications and the failure of Deutsche Bank to comply with the agreement since March 28, 2003, the Company further notified Deutsche Bank that it believes it has terminated its right to receive warrants under the agreement for the remaining commitment periods. The 450 shares of Series C Preferred with respect to each of the 12-month periods ended July 31, 2003, 2004 and 2005 are redeemable by the Company for 4,500 shares of Class A common stock.

Freedom:    In connection with the Company’s investment in Freedom discussed in Note 8, Investments, the Company issued fully vested, non-forfeitable warrants to purchase 400,000 shares of its Class A common stock at an exercise price per share of $22.43 to provide incentives over the three-year period ending April 2004 to the other Freedom owner participants to migrate to the Company’s fully electronic platform. The Company recorded additional paid-in capital and unamortized expense of business partner securities of approximately $3.6 million in 2001, representing the fair value of the warrants. The warrants were fully amortized during 2004. The warrants expired during the second quarter of 2006.

Total compensation expense related to business partner warrants before associated income taxes was $0 and $50,000 for the three months ended September 30, 2006 and 2005, respectively. Total compensation expense related to business partner warrants before associated income taxes was $19,000 and $310,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

During the nine months ended September 30, 2006 and 2005, the Company issued approximately 83,000 and 85,000 shares, respectively, of Class A common stock related to the exercise of employee stock options. During the nine months ended September 30, 2006 and 2005, the Company issued approximately 93,000 and 0 shares, respectively, of Class A common stock related to the vesting of restricted stock units.

During the nine months ended September 30, 2006, the Company repurchased no shares of the Company’s Class A common stock. During the nine months ended September 30, 2005, the Company repurchased approximately 3.5 million shares of its Class A common stock for a total of $28.9 million, including approximately 0.3 million shares repurchased from partners of Cantor and approximately 0.9 million shares repurchased from the Cantor Relief Fund, which were repurchased at fair market value on the date of purchase. The Company has $58.7 million remaining from its $100 million buyback authorization.

During the nine months ended September 30, 2006, Cantor converted 1.6 million shares of the Company’s Class B common stock to the Company’s Class A common stock. Of the shares of the Company’s Class A common stock that were received upon conversion, approximately 1.4 million shares were donated to the Cantor Fitzgerald Relief Fund.

As part of the Horizon License transaction (see Note 5, Other Intangible Assets, for more information regarding this transaction), the Company distributed to Cantor a deemed dividend of $1.5 million during the nine months ended September 30, 2006.

13.    Earnings Per Share

The following is a reconciliation of the basic and diluted (loss) earnings per share computations:

	Three Months Ended September 30,
	2006	2005
	(in thousands, except per share data)
Net (loss) income	$(504)	$1,873
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	50,176	50,998
Diluted effects of:
Stock options	—	558
Restricted stock units	—	141
Business partner securities	—	—
Weighted average shares used in diluted computation	50,176	51,697
(Loss) earnings per share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04

For the three months ended September 30, 2006 and 2005, approximately 16.7 million and 17.2 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three months ended September 30, 2006, the securities were anti-dilutive due to the Company’s net loss position. For the three months ended September 30, 2005, the securities were anti-dilutive because the exercise price exceeded the average share price for the period.

	Nine Months Ended September 30,
	2006	2005
	(in thousands, except per share data)
Net income	$1,140	$1,754
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	50,243	51,805
Diluted effects of:
Stock options	864	629
Restricted stock grants	99	152
Business partner securities	—	—
Weighted average shares used in diluted computation	51,206	52,586
Earnings per share:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

For the nine months ended September 30, 2006, and 2005, approximately 15.8 million and 17.6 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive because the exercise price exceeded the average share price for the period.

14.    Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At September 30, 2006, eSpeed Government Securities, Inc.'s liquid capital of $95,865,104 was in excess of minimum requirements by $95,840,104. Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2006, eSpeed Securities, Inc. had net capital of $ 47,839,531, which was $47,674,006 in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .02 to 1.

As of September 30, 2006, the Company’s regulated subsidiaries have no third-party restrictions on their ability to transfer net assets to their parent company, eSpeed, except for the minimum liquid capital and net capital requirements for eSpeed Government Securities, Inc. and eSpeed Securities, Inc., which respectively were $25,000 and $165,525. Both of these amounts were deemed immaterial per the requirements of SEC Rule 5-04 of Regulation S-X.

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

Geographic information:    The Company operates in the Americas (primarily in the U.S.), Europe and Asia. Revenue attribution for purposes of preparing geographic data is principally based upon the marketplace where the financial product is traded, which, as a result of regulatory jurisdiction constraints in most circumstances, is also representative of the location of the client generating the transaction resulting in commissionable revenue. The information that follows, in management's judgment, provides a reasonable representation of the activities of each region at the dates and for the periods indicated.

Transaction revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Transaction revenues:
Europe	$7,019	$6,327	$21,570	$21,036
Asia	651	326	2,297	1,543
Total Non-Americas	7,670	6,653	23,867	22,579
Americas	16,605	19,591	51,199	56,654
Total	$24,275	$26,244	$75,066	$79,233

Assets by geographic area are as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Total assets:
Europe	$30,248	$29,715
Asia	1,181	1,336
Total Non-Americas	31,429	31,051
Americas	262,727	249,883
Total	$294,156	$280,934

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ ‘‘continue,’’ ‘‘strategy,’’ ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions are intended to identify forward-looking statements. Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our relationship with Cantor and its affiliates, the costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received and their related costs, the possibility of future losses and negative cash flow from operations, the effect of overall market conditions, including trading volume and volatility, our pricing strategy and that of our competitors, our ability to develop new products and services, to enter new markets, to secure and maintain market share, to enter into marketing and strategic alliances, and other transactions, including acquisitions, reorganizations, partnering opportunities, and joint ventures, to hire new personnel, to expand the use of our technology, for both integrated hybrid voice-assisted and fully electronic trading, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve. We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or events and that accordingly you should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and events may differ materially from anticipated results or events discussed in forward-looking statements. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and the Condensed Consolidated Financial Statements as of September 30, 2006 and 2005 and for the three and nine months then ended, including the accompanying Notes thereto, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows.

EXECUTIVE SUMMARY

We are a leader in developing and deploying electronic marketplaces and related trading technology that offers traders access to the most efficient, innovative and neutral financial markets in the world. We provide an array of financial technology products which assist clients in managing market risk. We operate multiple buyer, multiple seller real-time electronic marketplaces for the global capital markets, including the world's largest government bond markets, the world's largest foreign exchange markets, and other financial marketplaces, which may be accessed through fully electronic transactions for some products or through an integrated hybrid voice-assisted network accessed by voice brokers. Our suite of marketplace tools provides end-to-end transaction solutions for the purchase and sale of financial products over our global private network or via the Internet. Our neutral platform, reliable network, straight-through processing and proven solutions make us a trusted source for fully electronic and integrated hybrid voice-assisted trading at the world's largest fixed income and foreign exchange trading firms, major exchanges and leading equities trading firms in the world.

Transaction Revenues

Our fully electronic transaction revenues are predominately a result of the trading of U.S. Treasury securities. We consider the trading of U.S. Treasury securities to be both a foundation for our Company and an area for growth. The Company experienced growth in its market position during the first nine months of 2006. Although our market position improved, our fully electronic revenue per transaction decreased for the nine months ended September 30, 2006 as compared with the comparable period in 2005 as customers with fixed fee pricing contracts continue to increase their trading volumes. With computer-assisted trading being the primary factor, we expect U.S. Treasury volumes to double from 2005 levels by 2008 as traders utilize computers to augment and implement their trading strategies. We believe that we remain well positioned for the expected growth in the overall U.S. Treasury market.

Our integrated hybrid model provides us a significant long-term pipeline opportunity, both in terms of fully electronic transaction volume and for increased revenues across product offerings. The lifecycle of our integrated hybrid model is the expected maturity of certain marketplaces from telephones to computer-assisted trading to fully electronic marketplaces. BGC’s continued growth and expansion continues to result in revenue growth across our integrated hybrid voice-assisted and screen-assisted businesses.

We remain committed to new products such as foreign exchange, futures and repurchase agreements, and during the first nine months of 2006 we continued to develop and foster these products.

With regard to foreign exchange, we offer a unique trading platform that provides FX spot traders what we believe is a better way to trade. We continue to invest and make strategic adjustments to our FX platform. We have a unique futures platform where certain kinds of trading in U.S. Government securities and futures can be executed simultaneously. We expect this will allow us to capture more of a trader’s government bonds trades by satisfying futures trading needs on the same platform. We are progressing with the development of a cash-futures platform for spot FX, and continue to pursue a strategy to increase distribution of our front-end products, further driving the volumes traded through eSpeed.

In April 2006, BGC launched the first integrated voice and electronic U.S. Dollar repurchase agreement trading platform for the primary dealer community. We are providing the trading platform’s technology and support, for which we earn a share of BGC's revenues.

Operations

We remain a leading innovator in the provision of financial technology. We devote significant energy to the development of new and proprietary methods and technologies that we expect to incorporate in new products and product enhancements in the fourth quarter of 2006 and beyond. We target our innovation to create new opportunities for our clients to gain trading advantage and increase trading profits and to meet new client needs and provide tailored solutions that are generated by the rapid pace of change in their businesses. We believe that such continued delivery of new technologies that add value to our clients will create for us additional trading volume, new revenue opportunities and barriers against competition.

We expect expenses to increase in the fourth quarter of 2006 as compared with the fourth quarter of 2005, as we continue to devote significant resources to the innovation and development of technology and to further the evolution of our significant long-term pipeline opportunity through potential transactions, joint ventures or other investments or arrangements to enhance the provision of fully electronic and integrated hybrid voice-assisted marketplaces and related software solutions.

Additionally, our Wagner Patent expires during the middle of the first quarter of 2007. This will reduce our license fee related revenues and expenses in future periods. While we may face some uncertainty regarding our future license fee related revenues as a result of the expiration of the Wagner patent, we have a broad intellectual property patent portfolio that we believe is highly valuable.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2006, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ found in our Annual Report on Form 10-K for the year ended December 31, 2005, for additional information relating to our use of estimates and other critical accounting policies.

Results of Operations

Revenues for the Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

	Three Months Ended September 30, 2006	Percentage of Total Revenues	Three Months Ended September 30, 2005	Percentage of Total Revenues
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$14,598	38.3%	$18,933	48.9%
Fully electronic transactions with unrelated parties	2,154	5.7%	—	—
Total fully electronic transaction revenues	16,752	44.0%	18,933	48.9%
Voice-assisted brokerage transactions with related parties	6,125	16.1%	6,190	16.0%
Screen-assisted open outcry transactions with related parties	1,398	3.7%	1,121	2.9%
Total transaction revenues	24,275	63.8%	26,244	67.8%
Software Solutions fees from related parties	7,417	19.5%	6,099	15.7%
Software Solutions and licensing fees
from unrelated parties	3,914	10.3%	3,770	9.7%
Gain on sale of investments	—	—	1,015	2.6%
Interest income	2,470	6.4%	1,644	4.2%
Total revenues	$38,076	100.0%	$38,772	100.0%

Total transaction revenues

Total transaction revenues for the three months ended September 30, 2006 were $24.3 million compared with $26.2 million during the three months ended September 30, 2005. There were 63 and 64 trading days in the three-month periods ended September 30, 2006 and 2005, respectively. Total transaction revenues per trading day decreased by approximately $25,000, or 6.1%, to $385,000 from $410,000 for the three months ended September 30, 2006 and 2005, respectively. During the three months ended September 30, 2006, total fully electronic transactions and voice-assisted transactions contributed 69.0% and 25.2% of our total transaction revenues, respectively, compared with 72.1% and 23.6%, respectively, for the comparable period in 2005.

Fully electronic transaction revenues with related parties for the three months ended September 30, 2006 of $14.6 million decreased from $18.9 million during the comparable period in 2005. This $4.3 million decrease was the result of our customers’ transition to fixed fee pricing from a variable fee commission model, and customers with fixed fee pricing contracts increasing their trading volumes. In addition, U.S. Treasury volumes for the three months ended September 30, 2006 decreased 6.9%, or $2,383 billion ($2.4 trillion), to $32,171 billion ($32.2 trillion) from $34,554 billion ($34.6 trillion) in the three months ended September 30, 2005. Fully electronic transaction revenues with unrelated parties relate to transactions that are neither cleared nor transacted by Cantor. For the three months ended September 30, 2006, fully electronic transaction revenues with unrelated parties were $2.2 million, which primarily included certain Wagner Patent transactions. The Wagner Patent expires during the first quarter of 2007.

Voice-assisted brokerage transaction revenues with related parties for the three months ended September 30, 2006 were flat compared to the comparable period in 2005.

Screen-assisted open outcry transaction revenues with related parties for the three months ended September 30, 2006 were $1.4 million, an increase from $1.1 million during the comparable period in 2005. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business.

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended September 30, 2006, were $7.4 million compared with $6.1 million during the comparable period in 2005. This increase resulted from an increase in demand for our support services from Cantor and the continued growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the three months ended September 30, 2006, were flat compared to the comparable period in 2005. During the three months ended September 30, 2006 and 2005, we recorded revenues of approximately $2.5 million associated with the Wagner Patent. The Wagner Patent expires during the first quarter of 2007.

Interest income

During the three months ended September 30, 2006, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 5.51% compared with 3.52% during the comparable period in 2005. As a result of the increase in the weighted average interest rate between periods, we generated interest income of $2.5 million for the three months ended September 30, 2006, compared with $1.6 million for the comparable period in 2005.

Expenses for the Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

	Three Months Ended September 30, 2006	Percentage of Total Expenses	Three Months Ended September 30, 2005	Percentage of Total Expensess
	(in thousands)
Compensation and employee benefits	$13,616	35.0%	$13,048	36.2%
Amortization of software development costs and other intangibles	5,738	14.8%	5,206	14.4%
Other occupancy and equipment	8,130	20.9%	7,712	21.4%
Professional and consulting fees	2,639	6.8%	2,018	5.6%
Communications and client networks	2,088	5.3%	1,931	5.4%
Marketing	145	0.4%	390	1.1%
Administrative fees to related parties	2,616	6.7%	3,216	8.9%
Amortization of business partner and
non-employee securities	—	—	50	0.1%
Acquisition-related costs	2,026	5.2%	—	—
Other expenses	1,888	4.9%	2,491	6.9%
Total operating expenses	$38,886	100.0%	$36,062	100.0%

Compensation and employee benefits

Compensation costs for the three months ended September 30, 2006 were $13.6 million compared with $13.0 million during the comparable period in 2005. The $0.6 million, or 4.4%, increase in compensation costs resulted primarily from increased salary, bonus, and stock-based compensation expense. Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

Amortization of software development costs and other intangibles

In accordance with the provisions of Statement of Position 98-1, ‘‘Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,’’ we capitalize qualifying computer software costs incurred during the application development stage and amortize them over their estimated useful life of three years on a straight-line basis.

Amortization of software development costs and other intangibles was $5.7 million for the three months ended September 30, 2006, an increase of $0.5 million, or 10.2%, compared with $5.2 million during the comparable period in 2005. This increase was related to increased investment in software development activities during the prior 12 months and the associated increase in the amortization of the software development. During the three months ended September 30, 2006 and 2005, we recorded Wagner Patent and defense costs amortization of approximately $1.2 million. With the Wagner Patent expiring during the first quarter of 2007, our Wagner Patent and defense costs will be fully amortized.

Other occupancy and equipment

Other occupancy and equipment costs were $8.1 million for the three months ended September 30, 2006, a $0.4 million, or 5.4%, increase, compared with $7.7 million for the comparable period in 2005. The increase was primarily attributable to $0.7 million of additional depreciation expense associated with IT equipment purchases during the prior 12 months and related IT maintenance expense, partially offset by reduced rent expense of $0.3 million as we have substantially completed the relocation of both our NY and London offices.

Professional and consulting fees

Professional and consulting fees were $2.6 million for the three months ended September 30, 2006 compared with $2.0 million for the comparable period in 2005, an increase of 30.8%, primarily the result of legal expenses incurred in connection with litigation defense costs as well as increased consulting expenses.

Communications and client networks

Communications and client networks costs were $2.1 million for the three months ended September 30, 2006 compared with $1.9 million for the comparable period in 2005, an increase of 8.1%. The increase was primarily due to upgraded communication costs incurred at our new Midwest data center that was established in the second half of 2005.

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

Administrative fees to related parties amounted to $2.6 million for the three months ended September 30, 2006, a decrease of $0.6 million, compared with $3.2 million for the comparable period in 2005. The decrease was due to not utilizing as much of Cantor’s administrative services during the 2006 period. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the amount of Cantor’s administrative services that is utilized by us.

Acquisition-related costs

During the three months ended September 30, 2006, we recorded $2.0 million of acquisition-related costs with respect to a potential acquisition that we have determined not to pursue further at this time. These costs primarily included legal, advisory and other related expenses.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For the three months ended September 30, 2006, other expenses were $1.9 million, a decrease of approximately $0.6 million, or 24.2%, compared with other expenses of $2.5 million for the comparable period in 2005. The decrease was principally due to a settlement and collection of a fully reserved receivable of $0.7 million.

Income taxes

During the three months ended September 30, 2006, we recorded an income tax benefit of $0.3 million compared with an income tax expense of $0.8 million during the three months ended September 30, 2005. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Revenues for the Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

	Nine Months Ended September 30, 2006	Percentage of Total Revenues	Nine Months Ended September 30, 2005	Percentage of Total Revenues
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$45,983	38.5%	$58,174	50.5%
Fully electronic transactions with unrelated parties	4,793	4.0%	—	—
Total fully electronic transaction revenues	50,776	42.5%	58,174	50.5%
Voice-assisted brokerage transactions with related parties	20,028	16.7%	19,128	16.6%
Screen-assisted open outcry transactions with related parties	4,262	3.6%	1,931	1.7%
Total transaction revenues	75,066	62.8%	79,233	68.8%
Software Solutions fees from related parties	22,805	19.1%	18,860	16.4%
Software Solutions and licensing fees from unrelated parties	11,285	9.4%	11,712	10.2%
Gain on sale of investments	—	—	1,015	0.9%
Insurance recovery from related parties	3,500	2.9%	—	—
Interest income	6,925	5.8%	4,311	3.7%
Total revenues	$119,581	100.0%	$115,131	100.0%

Total transaction revenues

Total transaction revenues for the nine months ended September 30, 2006 were $75.1 million compared with $79.2 million during the nine months ended September 30, 2005. There were 188 and 189 trading days in the nine-month periods ended September 30, 2006 and 2005, respectively. Total transaction revenues per trading day decreased by $20,000, or 4.8%, to $399,000 from $419,000 for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, total fully electronic transactions and voice-assisted transactions contributed 67.6% and 26.7% of our total transaction revenues, respectively, compared with 73.4% and 24.1%, respectively, for the comparable period in 2005.

Fully electronic transaction revenues with related parties for the nine months ended September 30, 2006 of $46.0 million decreased from $58.2 million during the comparable period in 2005. This $12.2 million decrease was primarily the result of our customers’ transition to fixed fee pricing from a variable fee commission model, and customers with fixed fee pricing contracts increasing their trading volumes. In addition, U.S. Treasury volumes for the nine months ended September 30, 2006 decreased 4.9%, or $5,204 billon ($5.2 trillion), to $100,669 billion ($100.7 trillion), from $105,873 billion ($105.9 trillion) in the nine months ended September 30, 2005. Fully electronic transaction revenues with unrelated parties relate to transactions that are neither cleared nor transacted by Cantor. For the nine months ended September 30, 2006, fully electronic transaction revenues with unrelated parties were $4.8 million, which primarily included certain Wagner Patent transactions. The Wagner Patent expires during the first quarter of 2007.

Voice-assisted brokerage transaction revenues with related parties for the nine months ended September 30, 2006 were $20.0 million, an increase of 4.7% from $19.1 million during the comparable period in 2005. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business and BGC’s acquisition of Maxcor during the second quarter of 2005.

Screen-assisted open outcry transaction revenues with related parties for the nine months ended September 30, 2006 were $4.3 million, a substantial increase from $1.9 million during the comparable period in 2005. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business and BGC’s acquisition of Maxcor and ETC Pollak.

Software Solutions fees from related parties

Software Solutions fees from related parties for the nine months ended September 30, 2006 were $22.8 million compared with $18.9 million during the comparable period in 2005. This increase resulted from an increase in demand for our support services from Cantor and the growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the nine months ended September 30, 2006 were $11.3 million compared with $11.7 million in 2005, a 3.6% decrease, primarily as a result of lower revenues from Ecco licenses. During the nine months ended September 30, 2006 and 2005, we recorded license fee revenues of approximately $7.5 million associated with the Wagner Patent. The Wagner Patent expires during the first quarter of 2007.

Insurance Recovery from related parties

For the nine months ended September 30, 2006, insurance recoveries from related parties of $3.5 million were recorded that related to fixed asset replacements of fixed assets destroyed in the September 11 Events (see Note 3, September 11 Events, of the accompanying Notes to Condensed Consolidated Financial Statements for further discussion).

Interest income

During the nine months ended September 30, 2006, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 4.94% compared with 3.05% during the comparable period in 2005. As a result of the increase in the weighted average interest rate between periods and an approximately $399,000 settlement of a tax-related matter, we generated interest income of $6.9 million for the nine months ended September 30, 2006 compared with $4.3 million for the comparable period in 2005.

Expenses for the Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

	Nine Months Ended September 30, 2006	Percentage of Total Expenses	Nine Months Ended September 30, 2005	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$39,846	33.8%	$38,989	34.5%
Amortization of software development costs and other intangibles	18,255	15.5%	14,376	12.8%
Other occupancy and equipment	28,409	24.1%	22,657	20.1%
Professional and consulting fees	6,774	5.8%	7,088	6.3%
Communications and client networks	6,115	5.2%	5,569	4.9%
Marketing	742	0.6%	1,252	1.1%
Administrative fees to related parties	9,713	8.3%	10,515	9.3%
Amortization of business partner and
non-employee securities	19	0.0%	310	0.3%
Acquisition-related costs	2,026	1.7%	4,124	3.7%
Other expenses	5,848	5.0%	7,845	7.0%
Total operating expenses	$117,747	100.0%	$112,725	100.0%

Compensation and employee benefits

Compensation costs for the nine months ended September 30, 2006 were $39.8 million compared with $39.0 million during the comparable period in 2005. The $0.8 million, or 2.2%, increase in compensation costs resulted primarily from increased salaries and stock-based compensation expense partially offset by a payroll tax refund related to prior years. Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

Amortization of software development costs and other intangibles

Amortization of software development costs and other intangibles was $18.3 million for the nine months ended September 30, 2006, an increase of $3.9 million, or 27.0%, compared with $14.4 million during the comparable period in 2005. This increase was related to accelerated amortization of $1.2 million (see Note 4, Fixed Assets, of the accompanying Notes to Condensed Consolidated Financial Statements, for more detail regarding this charge), increased investment in software development activities during the prior 12 months and the associated increase in the amortization of the software development. During the nine months ended September 30, 2006 and 2005, we recorded Wagner Patent and defense costs amortization of approximately $3.6 million. With the Wagner Patent expiring during the first quarter of 2007, our Wagner Patent and defense costs will be fully amortized.

Other occupancy and equipment

Other occupancy and equipment costs were $28.4 million for the nine months ended September 30, 2006, a $5.7 million, or 25.4%, increase compared with $22.7 million for the comparable period in 2005. The increase was primarily attributable to $3.9 million related to the relocation of our London offices, and $1.8 million related to increased depreciation expense as result of IT equipment purchases during the prior 12 months and related IT maintenance expenses.

Professional and consulting fees

Professional and consulting fees were $6.8 million for the nine months ended September 30, 2006 compared with $7.1 million for the comparable period in 2005, a decrease of 4.4%, primarily the result of lower legal expenses incurred in connection with patent litigation defense costs, partially offset by increased consulting expenses.

Communications and client networks

Communications and client networks costs were $6.1 million for the nine months ended September 30, 2006 compared with $5.6 million for the comparable period in 2005, an increase of 9.8%. The increase was primarily due to upgraded communication costs incurred at our new Midwest data center that was established in the second half of 2005.

Administrative fees to related parties

Administrative fees to related parties amounted to $9.7 million for the nine months ended September 30, 2006, a decrease of $0.8 million compared with $10.5 million for the comparable period in 2005. The decrease was due to not utilizing as much of Cantor’s administrative services during the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the amount of Cantor’s administrative services that is utilized by us.

Acquisition-related costs

During the nine months ended September 30, 2006, we recorded $2.0 million of acquisition-related costs with respect to a potential acquisition that we have determined not to pursue further at this time. During the comparable period in 2005, we recorded $4.1 million of acquisition-related costs. These costs primarily included legal, advisory and other related expenses.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For the nine months ended September 30, 2006, other expenses were $5.8 million, a decrease of approximately $2.0 million, or 25.5%, compared with other expenses of $7.8 million for the comparable period in 2005. The decrease was principally due to lower travel and entertainment related expenses and a settlement and collection of a fully reserved receivable of $0.7 million.

Income taxes

During the nine months ended September 30, 2006 and 2005, we recorded income tax provisions of $0.7 million. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	Quarterly Market Activity for the Three Months Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Volume (in billions)
Fully Electronic Volume – Excluding New Products	$8,014	$7,500	$8,957	$10,235	$9,381
Fully Electronic Volume – New Products	376	539	524	744	1,179
Total Fully Electronic Volume	8,390	8,039	9,481	10,979	10,560
Voice – Assisted Volume	8,576	7,608	8,093	8,618	8,217
Screen – Assisted Volume	3,941	4,155	5,295	5,583	5,898
Total Volume	$20,907	$19,802	$22,869	$25,180	$24,675
Transaction Count (in billions)
Fully Electronic Transactions – Excluding New Products	1,642,579	1,640,167	1,971,347	2,035,458	1,687,779
Fully Electronic Transactions – New Products	115,483	111,801	131,700	138,421	140,539
Total Fully Electronic Transactions	1,758,062	1,751,968	2,103,047	2,173,879	1,828,318
Voice – Assisted Transactions	224,291	193,742	228,124	202,600	183,646
Screen – Assisted Transactions	46,203	46,242	70,698	68,768	66,451
Total Transactions	2,028,556	1,991,952	2,401,869	2,445,247	2,078,415
eSpeed Equities Direct Access (Number of Shares Traded In Millions)	154	147	203	171	212
Trading Days	64	61	62	63	63
U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$34,554	$32,820	$34,810	$33,688	$32,171
Average Daily U.S. Treasury Volume	$540	$538	$561	$535	$511

Reported volumes and transaction counts include transactions by Cantor and its affiliates that participate in certain of our marketplaces by posting quotations for their accounts and by acting as principal on trades. While the principal participation may vary widely from product to product and may be significant for any given product or period, in no case does the principal participation by Cantor and its affiliates exceed 10% of any of the reported volume or transaction counts, except as otherwise noted. Such activity is intended, among other things, to assist these affiliates in managing their proprietary positions, and to facilitate transactions, add liquidity, increase commissions and attract additional order flow to the eSpeed system and revenue to both us and Cantor and its affiliates.

Fully electronic volume on our system, excluding new products, was $9.4 trillion for the third quarter of 2006, up 17.1 percent from $8.0 trillion in the third quarter of 2005. Our combined voice-assisted and screen-assisted volume for the third quarter of 2006 was $14.1 trillion, an increase of 12.8 percent from $12.5 trillion in the third quarter of 2005.

Fully electronic volume on our system for new products, which we define as foreign exchange, interest rate swaps, futures and repos, was $1.2 trillion for the third quarter of 2006, up 213.6 percent against the $376 billion reported in the third quarter of 2005.

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At September 30, 2006, we had cash and cash equivalents of $191.1 million, an increase of $12.7 million compared with $178.4 million at December 31, 2005.

Operating Activities

During the nine months ended September 30, 2006, our operating activities provided cash of $30.1 million compared with $25.7 million during the comparable period in 2005. For the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005, net income decreased approximately $0.6 million. The $3.5 million insurance recovery included in net income for the nine months ended September 30, 2006 is presented as part of investing activities in the Statement of Cash Flows as the proceeds will be used to purchase fixed assets. For the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005, depreciation and amortization expense increased due to an increase in the underlying fixed asset base. The change in other assets for the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005, was $5.1 million primarily due to increased receivables related to the licensing of the Wagner Patent which were prepaid in the prior year and increased prepaid computer expenses. The change in accounts payable and accrued expenses for the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005, was primarily due to deferred income recognized in 2005 and the timing of payments made to vendors in 2006. The change in receivables from related parties for the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005, was primarily due to the timing of payments.

Our operating cash flows consist of transaction revenues and Software Solutions fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the JSA, remits the amount owed to us. In addition, we have entered into similar services agreements with BGC, Freedom and CO2e.com, LLC. Under the Administrative Services Agreement, the JSA and the services agreements with Cantor, BGC, Freedom, and CO2e.com, LLC, any net receivable or payable is settled monthly.

Investing Activities

During the nine months ended September 30, 2006, we used cash in investing activities of $17.9 million compared with $22.6 million during the comparable period in 2005. The decrease was due to the receipt of $3.5 million in insurance proceeds related to the replacement of fixed assets lost in the September 11 Events (see Note 3, September 11 Events, of the accompanying Notes to Condensed Consolidated Financial Statements for more information regarding the September 11 Events), decreased purchases of fixed assets and lower capitalized software development costs and patent defense costs during the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005.

Financing Activities

During the nine months ended September 30, 2006, our financing activities provided cash of $0.5 million compared with cash used in financing activities of $28.5 million in the comparable period in 2005. During the nine months ended September 30, 2006, we made no Class A common stock repurchases under our repurchase plan approved by our Board of Directors. During the nine months ended September 30, 2005, we repurchased approximately 3.5 million shares of our Class A common stock for a total of $28.9 million under our repurchase plan. Our Board of Directors has authorized the repurchase of up to an additional $100 million of our outstanding Class A common stock, of which $58.7 million remained available for repurchase as of September 30, 2006.

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

Aggregate Contractual Obligations

As of September 30, 2006, there have been no material changes to our aggregate contractual obligations, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

FIN 48:    In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial condition, results of operations or cash flows.

SAB No. 108:    In September 2006, the Securities and Exchange Commission (‘‘SEC’’) staff issued Staff Accounting Bulletin No. 108 (‘‘SAB 108’’). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged.

SFAS No. 157:    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this Statement.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2006, we had invested $97.0 million of our cash in securities purchased under reverse repurchase agreements with related parties, $83.9 million of which is fully collateralized by U.S. government securities and $13.1 million of which is fully collateralized by eligible equity securities, both of which are held in third-party custodial accounts. These reverse repurchase agreements have a next day maturity and, as such, are highly liquid.

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

We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income of our international operations of $0.6 million for the nine months ended September 30, 2006.

ITEM 4.    Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (‘‘CEO’’) and Vice President, Global Controller and Interim Chief Accounting Officer, functioning as the principal financial officer for purposes of this report (‘‘CAO’’), has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the periods covered by this report on Form 10-Q. The term ‘‘disclosure controls and procedures’’ means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company's disclosure controls and procedures, the CEO and the CAO concluded that the disclosure controls were effective as of the end of the periods covered by this report on Form 10-Q to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

The Company, including its CEO and CAO, does not expect that the Company's internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.    Legal Proceedings

By Summons and Complaint, dated October 30, 2002, the Company commenced an action in New York State Supreme Court against Municipal Partners LLC (‘‘MPLLC’’) seeking, among other things, damages as a result of MPLLC’s breach of a License and Services Agreement, under which MPLLC failed to pay the Company for ancillary information technology services and products provided to the Company, and failed to pay eSpeed a percentage of certain revenues derived by MPLLC from electronic trading. On November 19, 2002, MPLLC answered the Complaint. On April 1, 2004, MPLLC filed an amended Answer and Counterclaim. On May 25, 2004, the Company filed its reply to MPLLC’s Counterclaim. As of September 25, 2006, a settlement agreement was entered into resolving this and related matters, the Services Agreement with Municipal Partners was terminated, and a stipulation of discontinuance signed by both sides has been filed with the court, ending this matter.

In June 2003, the Company filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, ‘‘BrokerTec’’), in the United States District Court for the District of Delaware. The suit centers on BrokerTec's and Garban's alleged infringement of the 580 Patent issued on May 6, 2003, which expires in 2016, with respect to which the Company is the exclusive licensee. The 580 Patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. In a pre-trial ruling on February 7, 2005, the Court ruled that the BrokerTec ETN did not infringe the Company’s 580 Patent. On February 22, 2005, the jury found that the Garban GTN did infringe the Company’s 580 Patent, but that there was a deficiency in the application which led to the 580 Patent, finding that the Company ‘‘failed to provide adequate written description of each and every element recited’’ in certain claims of the 580 Patent. Both parties requested attorneys' fees from the other party, which may be awarded by the Court in exceptional cases. By Memorandum Order, dated December 5, 2005, the Court denied the Company’s Motion for Judgment as a Matter of Law, or, in the Alternative, for a New Trial, and also denied BrokerTec's Motion for Judgment as a Matter of Law on Invalidity and Non-Infringement. In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. Final judgment was entered on April 3, 2006. BrokerTec did not appeal the Court’s denial of attorneys’ fees. By notice dated April 27, 2006, the Company appealed to the U.S. Court of Appeals for the Federal Circuit. Briefing of the appeal was completed on October 20, 2006. Oral arguments are to be scheduled.

In August 2004, Trading Technologies International, Inc. (‘‘TT’’) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against the Company. In its complaint, TT alleged that the Company infringed and continues to infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT also filed a motion for preliminary injunction seeking to preclude the Company from making, selling and offering to sell a product that allegedly infringes such patents. A hearing on TT's motion for preliminary injunction was held on December 2, 2004. On February 9, 2005, the Court denied TT's motion for a preliminary injunction. The Court determined that the Company had not raised a substantial question concerning the validity or infringement of the patents, but that TT had not proved that it would suffer irreparable harm absent an injunction. On March 16, 2005, TT filed an amended Complaint against the Company and added infringement allegations against Ecco and ITSEcco. On April 6, 2005, the Company and Ecco answered the Complaint in which the Company denied the infringement allegations. At the same time, the Company and Ecco filed a Counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, and the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents. On April 18, 2005, ITSEcco filed a motion to dismiss TT's complaint against it for lack of personal jurisdiction. TT agreed to dismiss ITSEcco from the lawsuit, but added eSpeed International and EccoWare LLC as defendants in a Second Amended Complaint. On January 5, 2006, the

Company answered TT's Second Amended Complaint in which the Company denied the infringement allegations. At the same time, the Company filed an Amended Counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT's patent misuse. Discovery is ongoing, and the Court consolidated for certain discovery and Markman hearing purposes the Company’s case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006 the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that the Company correctly defined several of the patents' key terms. The Court's ruling supports the Company's consistent position that eSpeed and ECCO's products fall outside the scope of Trading Technologies' patents. However, the litigation is ongoing, and as with all litigation, the outcome is uncertain. Consequently, if TT ultimately prevails, the Company may be required to pay TT damages and/or certain costs and expenses, and the Company may be forced to modify or withdraw certain products from the market. The trial date is set for March 17, 2007. Both parties requested attorneys' fees from the other party, which may be awarded by the Court in exceptional cases. The Company is unable to estimate a possible loss or range of losses in connection with this matter.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc. (Registrant)
/s/ Howard W. Lutnick
Howard W. Lutnick Chairman of the Board and Chief Executive Officer
/s/ Frank V. Saracino
Frank V. Saracino Vice President, Global Controller and Interim Chief Accounting Officer

Date: November 9, 2006