Form 10-K
period 2006-12-31
ESPEED INC
filed 2007-03-15
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-28191

eSpeed®, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4063515
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    (212) 610-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:        None (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2006 as reported on NASDAQ, was approximately $221,097,102.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2007
Class A Common Stock, par value $0.01 per share	29,930,696 shares
Class B Common Stock, par value $0.01 per share	20,497,800 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

eSPEED, INC.

2006 FORM 10-K ANNUAL REPORT

Forward-Looking Information—Safe Harbor Statement

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received and their related costs, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including trading volume and volatility, our pricing strategy and that of our competitors, our ability to develop new products and services, to enter new markets, to secure and maintain market share, to enter into marketing and strategic alliances, and other transactions, including acquisitions , reorganizations, partnering opportunities, and joint ventures, to hire new personnel, to expand the use of our technology, for both integrated hybrid voice-assisted and fully electronic trading, to induce customers to use our marketplaces and services and to effectively manage any growth we achieve, and other factors that are discussed under “Risk Factors” in this Annual Report on Form 10-K (the “Report”). We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or outcomes and that accordingly you should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our Consolidated Financial Statements and the accompanying Notes thereto appearing elsewhere in this filing.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Throughout this document eSpeed, Inc. will be referred to as “eSpeed” and, together with its subsidiaries, as the “Company”, “we”, “us” or “our.”

We are a leader in developing and deploying electronic marketplaces and related trading technology that offers traders access to the most efficient, innovative and neutral financial markets in the world. We provide an array of financial technology products which assist customers in managing market risk. We operate multiple buyer, multiple seller real-time electronic marketplaces for the global capital markets, including the world’s largest government bond markets, the world’s largest foreign exchange markets, and other financial marketplaces, which may be accessed through fully electronic transactions for some products or through an integrated hybrid voice-assisted network accessed by voice-brokers. Our suite of marketplace tools provides end-to-end transaction solutions for the purchase and sale of financial products over our global private network or via the Internet. Our neutral platform, reliable network, straight-through processing and proven solutions make us a trusted source for fully electronic and integrated hybrid voice-assisted trading at the world’s largest fixed income and foreign exchange trading firms, major exchanges and leading equities trading firms in the world.

We commenced operations in March 1999 as a division of Cantor Fitzgerald Securities, a subsidiary of Cantor Fitzgerald, L.P. (“Cantor”). Our initial focus was the global government bond markets of the world, specifically in the U.S., Europe, Canada and Japan. Our relationships with Cantor, and with BGC Partners, L.P. (“BGC”), a subsidiary of Cantor, formed in connection with a reorganization of Cantor’s inter-dealer brokerage business in 2004, and affiliates of BGC, have enabled us to become an innovator in what today we consider our core electronic marketplaces, the government bond markets of the world. Cantor is a leading financial services provider that offers an array of financial products and services in the equity, fixed income and foreign exchange capital markets. BGC is a leading global inter-dealer broker to wholesale fixed income, interest rate, and foreign exchange and derivative markets worldwide. Our goal is to offer an electronic trading platform for a full range of financial products currently traded in today’s global capital markets, which includes fully electronic trading of wholesale fixed income, foreign exchange, futures, options and equities and integrated hybrid voice-assisted trading in treasury-spreads, off-the-run and when issued U.S. Treasury securities, repurchase agreements and U.S. Government Agency Securities, as well as other products. Our relationships with Cantor and BGC are critical to our meeting that goal, especially as it relates to integrated hybrid voice-assisted trading.

Our products promote trading efficiency. They enable market participants to transact business more quickly, more effectively and at lower cost than with traditional markets and methods. Our systems were built to support multiple interactive marketplaces, in a completely neutral, efficient and real-time environment. In 2006, we processed approximately 9.1 million electronic transactions, totaling more than $97.9 trillion of notional transactional volume. Our customers include the largest fixed income, foreign exchange and equities trading firms and leading exchanges in the world. We have offices in the U.S., U.K. and Asia that collectively can transact trading 24 hours a day, around the world. In the course of conducting their core businesses, our customers are required to manage substantial market risk. Night and day, they trust our solutions to assist them in this critical function. We believe we offer among the most robust, large-scale, instantaneous and reliable transaction processing systems in the world. Our global private network permits market participants to view information and execute transactions in milliseconds.

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

We are neutral in the financial markets. We neither act as a participant in customer transactions, nor do we risk our own capital in transactions or extend credit to market participants. Our revenues consist primarily of fixed payments, transaction fees and licensing fees, and we market our services to customers, partners and prospects.

Our objective is to be the leading provider of trading and market risk management technology and interactive marketplaces for the world’s capital markets, where we believe there is a substantial opportunity for both fully electronic and integrated hybrid voice-assisted trading. Specifically, we believe we are well-positioned to take advantage of the attractive opportunities currently presented throughout our core fixed income market, as well as the foreign exchange, futures and options markets of the world. We believe that the scalability and extendibility of our eSpeed suite of products, and our relationships with Cantor and BGC, enable us to enter new markets and distribute products and services quickly, cost effectively and seamlessly.

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

Traditional voice-only over-the-counter financial markets and methods facilitate trading in less liquid securities where transaction risk is significant. Nevertheless, they have the following significant shortcomings: information leakage; limited direct access and, therefore, inefficient pricing; high transaction costs and slow execution due to the number of people involved in a traditional voice-only transaction; significant expense incurred in manual processing, confirming and clearing processes; and compliance and regulatory risk associated with traditional voice-only transactions and non-automated audit trails. While the value added by voice facilitation outweighs these disadvantages in many less liquid instruments and more complex transactions, these shortcomings are unacceptable to many participants in the markets for the most liquid and high volume benchmark securities. Whereas in less liquid markets the market, background and negotiation provided by a voice broker can assist in facilitating a trade that might not otherwise occur, in the most liquid securities there is no information or background necessary other than the intention of a market participant to offer a trade. In addition, traditional financial markets have difficulty in implementing computer-based trading of liquid securities, especially those computer-based systems designed to automatically and simultaneously execute multiple trades in different, but related products. Additional inefficiencies of traditional transaction execution include lack of real-time price information, small disparate groups of interested buyers and sellers, limited liquidity and problems associated with executing trades as market prices change. After a buy or sell order is executed, there are the additional tasks of recording, accounting, tracking, delivering and financially settling the transaction. Each of these tasks, if done manually, can add potential cost and error to the process as additional participants or systems enter the transaction cycle. As a market matures and benchmark securities appear, these costs and inefficiencies inhibit a market from realizing its full potential.

Electronic marketplaces have emerged as effective means of conducting transactions and creating markets. In an electronic marketplace, substantially all of the participants’ actions are facilitated through an electronic medium, such as a private electronic network or over the Internet, which reduces the need for actual face-to-face or voice-to-voice participant interaction to those functions where people provide the greatest value, thereby reducing the inefficiencies inherent in a traditional voice-only brokered market.

Electronic marketplaces have proven that the inefficiencies of traditional voice-only brokered markets and methods have inhibited participant access to many potentially profitable trading opportunities. The elimination of these inefficiencies has opened access to these opportunities, increasing trading profits, investment returns and market volumes, and made possible creation of new financial products and strategies that have further contributed to increased market volumes. These increased trading volumes have in turn driven increased demand for newer, ever-more sophisticated financial technology products.

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

OUR SOLUTION

Our electronic marketplace end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems, all accessible through our privately managed global high-speed data network and over the Internet. Because of the scale and adaptability of our system, our products have applications across a broad range of customers, market participants, industries, and marketplaces, including any global financial marketplace involving multiple buyers and multiple sellers. In addition, we license our software to provide a complete outsourced solution to our customers, enabling them to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, and request-for-quote capabilities. Our products enable market participants to transact business and manage market risk instantaneously, more effectively and at lower cost than traditional voice-only financial markets methods.

Our business model and affiliated relationships with voice-broker BGC and Freedom International Brokerage Company (“Freedom”) provide us with a significant long-term pipeline of our product opportunity, both in terms of electronic transaction volume and increased revenues across our product and service offerings, as a marketplace for a particular product matures from telephones with computer assistance and migrates to integrated hybrid voice-assisted trading and eventual fully electronic trading. Historically, new markets have initially tended to trade by voice alone. As volumes improve and the structure and characteristics of the market standardize over time, its potential to leverage technology increases. The first stage of this migration occurs when open outcry trading provided by an affiliated voice brokerage is supplemented with a market data screen, and for which we receive 2.5% of related trading revenue. The second stage is the migration of these affiliated voice brokers to the use of keyboards and computers to keep track of increasing volumes of orders and to match trades. This voice-assisted brokerage earns us 7% of related trading revenue. The third stage occurs with the appearance of benchmarks and highly liquid markets, which over time should cause customers to migrate towards fully electronic trading. This means that the trading is done by the customers themselves, whether by keyboards and computers, or directly by computers themselves. For some products, the transition to fully electronic trading occurs from an “integrated” marketplace in which one pool of liquidity is accessed simultaneously by the customer through the keyboard, by a computer program or by a voice broker over a keyboard at the request of a customer. Fully electronic transactions that have migrated through these stages generally provide us 65% of related trading revenue, or 50% of net related trading revenue in cases of products which are in the process of migrating to fully electronic marketplaces from an integrated marketplace. The pace at which individual markets will migrate along our affiliate pipeline will vary among the different types of instruments and based on the nature of the marketplace.

Our solution is built on three core principles: speed, simplicity and service. We provide products that are designed to be the market leader in terms of their speed of execution. Integral to our mission are solutions that are easy to understand and easy to use by our customers. Our customers trust our solutions to assist them in managing substantial market risk. We repay that trust with our focus on superior customer service across all facets of our business.

We expect to continue to improve our technology through additional investment in our core fixed income products, expanding into new markets and developing technology to improve our system and our trading environment. In 2006, we continued to upgrade our system, making it faster and easier to use, and added senior sales staff to promote our products, including a renewed focus on our foreign exchange product. Throughout our business, our focus is to provide our customers with the tailored tools they need as our products migrate through our pipeline of opportunity.

OUR MARKET FOCUS

We focus our business primarily on the wholesale fixed income business, as well as target opportunities in markets such as foreign exchange, futures and options. There has been a significant move towards the conversion of traditional open outcry markets to electronic trading. Significant business opportunities have arisen for the provision of front-end risk management and routing solutions that provide access to electronic marketplaces. We believe that there is significant opportunity in the continued conversion of these markets to fully electronic networks, such as our own.

Wholesale fixed income. The global fixed income market is one of the largest securities markets in the world based on total bond issuance and the amount of debt outstanding. The Securities and Financial Markets Association (the “Association”) estimates that for the first 9 months of 2006, total long-term bond issuance was over $4.3 trillion in the U.S. alone and there were approximately $26.7 trillion of fixed income securities outstanding as of September 30, 2006. The Federal Reserve Bank of New York (the “New York Fed”) reports that approximately $526 billion a day in trading took place among the primary dealers and their customers in the U.S. Treasury market in 2006 compared to $555 billion in 2005. These estimates of average daily volume exclude trades of U.S. Treasury securities executed by non-primary dealers and other market participants who do not report their figures to the New York Fed. Such transactions have become an increasing percentage of eSpeed’s fully electronic trading volume. We predict that by the end of 2008, the U.S. Treasury market, including trades not reported to the New York Fed, will double in size from its 2005 levels, reaching approximately $1 trillion in average daily volume by the end of 2008.

Foreign exchange. The trading of foreign exchange is one of the largest markets in the world and continues to grow rapidly. Industry experts and market participants forecast that average daily volume will soon pass $3 trillion per day, up from the $1.9 trillion per day reported three years ago by the Bank for International Settlements in its last Triennial Survey in April 2004. Growth is due in large part to the interest in foreign exchange as an asset class, resulting in increased activity from asset managers, hedge funds, commodity trading advisors and banks.

Futures and options. Futures and options trading is a leading financial activity throughout the world, with contracts traded on a wide variety of financial instruments, commodities and indexes. According to the Futures Industry Association, approximately 9.9 billion, futures and options contracts were traded in the global futures and options markets in 2005, while over 5.9 billion were traded in the first six months of 2006. According to the International Swaps and Derivatives Association, the global market for interest rate swaps, interest rate options and currency swaps had over $283.2 trillion in notional value outstanding as of June 30, 2006.

OUR FINANCIAL MARKETS SOLUTION

Our products cover various financial markets, including a network for trading U.S. Treasury securities, European, Japanese and Canadian government bonds, interest rate swaps, futures, options, foreign exchange, repurchase agreements, U.S. Agency securities, U.S. Treasury swaps, Euro bonds and basis trades. Cantor has historically been a major facilitator and, in some cases, provider of liquidity in numerous financial products through its offices in the U.S., Canada, Europe, Asia and Australia. In August 2004, Cantor announced the restructuring of its inter-dealer brokerage business, renaming it “BGC”, in honor of B. Gerald Cantor, Cantor’s founder and a pioneer in screen brokerage and fixed income market data products. BGC provides integrated voice and electronic execution and other brokerage services to many of the world’s largest and most creditworthy banks that regularly trade in capital markets, brokerage houses and investment banks for a broad range of global financial products, including fixed income securities, foreign exchange, equity derivatives, credit derivatives, futures, structured products and other instruments, as well as market data products for selected financial instruments. In May 2005, BGC acquired voice broker Maxcor Financial Group Inc. and its subsidiaries, including EuroBrokers Inc. and has grown its business substantially since then through a number of global acquisitions and hires. In February 2007, BGC filed a registration statement with the Securities and Exchange Commission in connection with its proposed initial public offering of shares of its Class A common stock. Our eSpeed system provides the only electronic means of access to Cantor’s and BGC’s marketplaces. Through our affiliation with Freedom, eSpeed also powers the electronic platform of Freedom, the leading interdealer broker of Canadian fixed income and other capital markets products.

Our private electronic network for wholesale financial markets is connected to the largest financial institutions worldwide. We have installed in the offices of our existing customer base the technology infrastructure necessary to provide price information and trade execution on an instantaneous basis in a broad range of securities and financial instruments. We believe our eSpeed portfolio of products enables us to introduce and distribute a broad mix of financial products and services quickly, efficiently, and at a lower cost than traditional methods.

With our financial technology, participants in hybrid marketplaces may either electronically execute trades themselves or call our affiliated brokers, who then input trade orders into an integrated hybrid marketplace for them. In our fully electronic marketplace, all stages of the trade occur electronically. The participant inputs buy or sell order instructions directly into our electronic trading system using our software, a web-browser or electronically through an application programming interface or other software. Our system provides to the participant on-screen confirmation that the participant’s order has been accepted. The system normally responds to all orders in less than 300 milliseconds. Simultaneously, an electronic confirmation is typically sent to the participant’s back office and risk system, providing straight-through processing and enabling risk management capabilities for the participant. Our U.S. Government Securities marketplace is fully electronic, and we have also established fully electronic solutions for our newer foreign exchange and futures and options businesses, as well as for BGC-branded U.S. dollar repurchase obligations (“repo”) and European credit default swap trading platforms.

We see opportunities to expand our business by working more closely with our affiliated voice brokers, and by licensing our technology to other voice brokers and financial services firms in addition to Cantor and BGC, as well as to exchanges and other financial institutions.

eSPEED PRODUCTS AND SERVICES—FOUNDATION AND GROWTH BUSINESSES

We organize our business into two main categories. First, we focus on the business lines that create a solid foundation on which we can build. Electronic trading of government bonds is the first building block in our foundation. Relationships with voice-brokerage trading firms such as BGC and Freedom, our strong intellectual property portfolio and Software Solutions services make up the remainder of our foundation businesses. Second, we look to areas of opportunity from which we expect to grow, including through the introduction of new products. We are focusing on generating increased volume in the computer-based trading of U.S. Treasury securities, expanding further into the fully electronic foreign exchange, futures, options, U.S. dollar repo, and European credit default swaps markets, as well as developing innovative trading tools that enhance eSpeed’s platform and attract traders to our screens.

Foundation Businesses:

Government Bonds

Currently, most of our revenues derive from fully electronic transactions in the government bond markets in which participants electronically execute trades using a keyboard, mouse or computer program. These include

U.S., European, Canadian and Japanese government securities, primarily concentrated in U.S. Treasury securities. Our full-service eSpeed system, combining all of our proprietary software and our global high-speed private network, currently operates in some of the largest and most complex government bond marketplaces in the world. It is designed to be extendible to any multiple-buyer, multiple-seller marketplace and can support massive liquidity and fluctuation in many markets. Our customers in these markets include the largest financial institutions in the world. These customers access our eSpeed system primarily through our global high-speed private network. In addition, the system for these products is also available over the Internet. Our eSpeed system enables us to operate an integrated network with the inherent scale and leverage to engage in electronic trading in multiple products, marketplaces and market structures on a global basis and is a comprehensive platform providing volume, access, speed of execution and ease of use.

Voice-Assisted Trading

A substantial portion of our revenues is also derived from integrated hybrid voice-assisted trading. A voice-assisted trade is executed in substantially the same manner as an electronic trade, except that the customer participant telephones a broker, who then inputs the participant’s order into our electronic marketplace system. An order may be matched with other voice assisted orders and/or on some systems with orders electronically submitted by other customers. This integrated hybrid voice-assisted trading model leverages a broker’s skill and market knowledge but also serves as a pipeline for potential future fully electronic transactions.

In 2001, we entered the Canadian fixed income market through our investment in and technology agreement with Freedom, the leading Canadian interdealer broker of fixed income products and other capital products. In addition, BGC provides voice brokerage services to the wholesale fixed income, interest rate and foreign exchange and derivative markets worldwide leveraging eSpeed technology. In May 2005, BGC acquired the Euro Brokers voice brokerage network and ETC Pollack, a leading French interdealer broker. In November 2006, BGC acquired Aurel Leven, another leading independent French interdealer broker in the equity, equity derivatives and fixed income markets and, in December 2006, BGC acquired AS Menkul, an established broker in Turkey. All of these acquisitions add to the pipeline of potential hybrid voice-assisted transactions on eSpeed’s platforms.

Relationships with leading interdealer brokers like BGC and Freedom allow us to tap into the enormous opportunities in voice-brokered businesses in which less commoditized products are traded. Our technology enables voice-brokers to provide superior customer service using pricing and trade history databases, through analytics, to price distribution. Through integrated hybrid voice-assisted trading, we see opportunities to increase our presence in the world’s voice-brokered markets in products like Treasury spreads, off-the-run Treasury securities, when-issued U.S. Treasury securities, U.S. Government Agency securities and credit and fixed income derivative products.

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

•

A U.S. Government Agency security is debt issued by a Government Sponsored Enterprise, such as the Federal Home Loan Bank (“FHLB”), Freddie Mac, Fannie Mae, TVA and TAPS. U.S. Agencies pay interest and are believed to have little or no credit risk, although they are not backed by the U.S. Government.

•	Treasury Inflation Protection Securities (“TIPS”) are debt issued by the U.S. Treasury that offer protection against inflation because their principal and interest payments are linked to inflation.

In addition, our voice-broker customers are providing opportunities to enter new markets for voice-brokered products, such as interest rate swaps. Launched in Europe in December 2003, our interest rate swaps product provides an electronic solution for voice-assisted trading of benchmark one-year to 10-year U.S. dollar- and Euro-denominated products, which are the most high-volume, commodity-like products in the swaps market. By providing straight-through processing and targeting the inter-bank market only, we have created a market where the largest banks can do business with each other without volume or credit limitations. In 2006, we added new spreading functionality and linkage with BGC’s voice brokers in order to encourage usage of our interest rate swaps products.

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

During 2006, we developed a new BGC Trader application for credit default swaps and corporate bonds based on customer feedback and individually tailored market preferences. Further extension of this new platform is expected through 2007 into other voice/electronic hybrid products such as credit default swaps, index tranches and options.

Intellectual Property Licensing

We have a strong intellectual property portfolio, and we are committed to adding to its value as we continue to develop more proprietary technology, as well as to licensing our technology and defending and protecting our technology from time to time through litigation. Patented innovations to our technology allow us to differentiate our product offerings, create barriers to entry, and improve our products and services. Our Wagner patent with respect to futures trading expired in February 2007 but provided us with a significant source of licensing revenue until that time. Our patent portfolio is growing and consists of numerous patents and patent applications relating to our core business and relating to other businesses. See “Our Intellectual Property.” Certain of our intellectual property is the subject of litigation. See “Legal Proceedings.”

With respect to our patents and other intellectual property, we entered into long-term licensing agreements with the InterContinentalExchange, Inc. (“ICE”), the Chicago Mercantile Exchange, Inc. (“CME”), the Board of Trade of the City of Chicago Inc. (“CBOT”), the New York Mercantile Exchange Inc. (“NYMEX”) and the New York Board of Trade (“NYBOT”) with respect to our Wagner patent, which provided revenue to us throughout 2006 and expired in February 2007.

eSpeed Software SolutionsSM

Through our services agreements and our eSpeed Software Solutions business, we provide customized software to broaden distribution capabilities and provide electronic solutions to both related and unrelated parties. In addition to providing technology infrastructure to related parties such as Cantor, BGC and Freedom, eSpeed Software Solutions leverages our global infrastructure, our software and systems, our portfolio of intellectual property and our electronic trading expertise to provide unrelated customers with electronic marketplaces and exchanges and real-time auctions to enhance debt issuance and to customize trading interfaces. eSpeed Software Solutions takes advantage of the scalability, flexibility and functionality of our eSpeed system to enable our customers to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network. Using eSpeed Software Solutions, customers are able to develop a marketplace, trade with their customers, issue debt, trade odd lots, access program trading interfaces and access our network and our intellectual property.

In addition to long-term licensing agreements, we have signed Software Solutions agreements with a number of U.S. and international enterprises, including the following:

•

For the World Bank, eSpeed’s trading engine and network connect the World Bank to its dealer customers anonymously through our Internet-based, real-time auction platform. This system was released in June 2003 and has handled nearly $13 billion of the World Bank’s interest rate swap volume to date.

•

The Federal Home Loan Bank (“FHLB”) is a U.S. Government-sponsored enterprise and one of the largest issuers in the global short-term securities market. Our electronic auction-based technology has powered the FHLB’s primary discount note auctions since August 2002.

Growth Businesses and New Products:

Computer-Based Program Trading in the U.S. Treasury Market

In recent years, the growth of electronic trading in the U.S. Treasury market has contributed to an explosion in trading volume. We believe another wave of volume growth is beginning to be driven by computer-based trading. Computer-based trading, which includes program trading, “Black Box Trading,” and algorithmic trading, is the use of sophisticated computer programs to manage and automatically execute securities trades from mathematical and risk formulas and the relationships among various securities and markets. These trades tend to be in high frequency. eSpeed’s trading platform is well-suited for this type of quantitative trading. We are enhancing our trading platform speeds and system tools to accommodate the needs of computer-based traders, as well as the new needs computerized trading creates among other market participants. As computerized trading becomes more wide-spread, we believe that we will be well positioned to capture a portion of the increase in volumes in the market.

Trading of Other Fully Electronic Financial Products

We have identified opportunities to leverage our position in the global government bond markets into a variety of other key financial markets and are actively developing technology and initiatives for trading less-established products. For example, we have rolled out technology for trading in foreign exchange along with, U.S. dollar repo, and European credit default swaps for use with BGC, and for order routing in the futures markets. We invested in these businesses by adding dedicated, experienced sales professionals to focus on these products by penetrating new markets and enhancing customer service. In 2006 and into 2007, we are continuing to refine our sales and service efforts in order to develop more demand for these new products with increased usage of our spreading tools, to translate liquidity in one market to another.

Foreign Exchange. Launched in 2003, our foreign exchange product (eSpeed FX) was the first to introduce totally anonymous trading on a central counterparty to the professional trading community. This product offers global, scalable and real-time trading in all major CLS® currencies.

Futures and Options. In December 2002, we entered into an agreement with the CBOT to distribute futures products through our eSpeed system, providing customers with the ability to trade both cash and futures in one neutral, fully electronic marketplace. By routing CBOT futures trades over our existing eSpeed network and providing front-end integration to our customers, cash traders and the CBOT’s futures traders have direct, instantaneous access to both markets. In 2004, our eSpeed system was fully integrated into the CBOT and EUREX and in 2005 to the CME, giving users of these exchanges direct access through eSpeed’s platform. This combination of the cash and futures markets is a significant advantage to all traders accessing eSpeed’s platform. This integration extends eSpeed’s exposure and access to additional U.S. and European traders and has the potential to create greater crossover transactions between the cash and futures markets. In December 2004, under the agreement with NYBOT, we became the sole owner of the Cantor Financial Futures Exchange and the Commodity Futures Clearing Corporation of New York. Additionally, we agreed that NYBOT will provide processing services for futures contracts or options on futures contracts listed on the Cantor Financial Futures Exchange or other exchanges designated by us. In October 2004, we acquired United Kingdom-based ITSEcco Holdings Limited and its subsidiaries (collectively, “ECCO”), a highly specialized software developer focused on the financial markets. ECCO provides a multi-asset class user interface for electronic trading incorporating automated cross market spreading functionality. During 2005, the ECCO product was interfaced with the eSpeed platform, facilitating the integrated trading of futures and eSpeed’s U.S. Treasury and foreign exchange markets. In addition to its offering to eSpeed users, ECCO also markets its product directly to customers of major futures exchanges around the world both in the form of a packaged software solution and as a hosted service.

BGC-Branded Repos and European Credit Default Swaps. In December 2005, BGC announced the first integrated hybrid voice-assisted U.S. Dollar repo trading platform for the primary dealer community, powered by eSpeed’s technology, which was launched during the first half of 2006. The integrated platform offers a wide range of U.S. Treasury repo products that can be either electronically traded directly by the customer or managed through a voice-assisted broker. In the second half of 2006, eSpeed developed a new customer friendly user interface for BGC’s credit businesses to cover single name credit default swaps, indices and bonds with credit default swaps (“CDS”) tranches and options were added in the first quarter of 2007.

Equities. In November 2003, we moved into the equities market with the launch of eSpeed Equities, an order-routing system for the institutional equities market. eSpeed Equities provides an order routing and execution platform that affords equity market participants multiple points of entry and simultaneous electronic access to the world’s largest exchanges, market makers and ECNs as well as intelligent order handling capabilities, such that traders can automatically access the best prices available at multiple venues with a single order. On January 3, 2007, we announced the planned spin-off of Aqua, a new business whose purpose is to bring new block trading liquidity to the global equities markets. Kevin Foley, our former President, has been named President and CEO of Aqua. eSpeed and Cantor will collectively contribute financial, professional, and technology assets to the new business, which will be owned 51% by Cantor and 49% by eSpeed, subject to NASD approval.

OUR STRATEGY

Our objective is to be the world’s leading provider of fully electronic and integrated hybrid voice-assisted marketplaces and related software solutions to a broad range of financial marketplaces. Our strategy includes the following key elements:

Expand system functionality and develop new products, software and services for our existing financial markets

We plan to continue to expand the types of financial and other products traded in our marketplaces, both in the U.S. and abroad. We are currently focused on fixed income, as well as developing our sales in foreign exchange, futures, options and swaps. For example, we believe that our foreign exchange product has the potential to offer new efficiencies to the foreign exchange markets. As another example, we saw increased usage of our U.S. Treasuries yield curve swaps product through 2006, enhanced by our TOPSpeed spreading engine to execute such spread trades via their component U.S. Treasury benchmark markets. We plan, over time, to seek to serve additional marketplaces that can benefit from more efficient, centralized, electronic trading facilities. Our goal is to include in our electronic marketplaces a broad range of the most commodity-like financial products that are currently traded in today’s capital markets worldwide, with particular focus on those products currently traded by our affiliated voice brokerages as they exhibit a higher velocity of trading. We believe we are well positioned to leverage the significant costs and efforts that have been incurred developing our eSpeed system to create electronic markets in a wide range of such financial products.

Develop and enhance integrated hybrid voice-assisted marketplaces

In markets that are less commodity-based, we have developed and will continue to develop relationships with voice brokers, including our affiliates, BGC and Freedom, to provide voice-assisted brokerage services to their marketplaces. We plan to capitalize on and develop these relationships to increase our presence in the world’s integrated hybrid voice-brokered markets by incentivizing voice brokers to use our electronic system for multiple products and in additional products such as Treasury spreads, off-the-run Treasury securities, when issued Treasury securities, U.S. Government Agency securities, U.S. Treasury bills, U.S. dollar repos, European credit default swaps, foreign exchange options, interest rate derivatives and U.S. TIPs. As BGC and other voice-brokers commoditize more of their previously less liquid marketplaces and brokers of such products become aware of the benefits of electronically-assisted trading for such products, through our technology, we expect these factors will lead to a migration towards more fully electronic trading volume.

Develop futures routing and ECCO software business

Our futures business comprises an order routing service that offers customers access to the futures markets over the eSpeed network and the ECCO front-end trading software product that provides sophisticated trading tools such as automated spreading. We plan to grow these complementary businesses by leveraging the current eSpeed customer base to expand the ECCO business while at the same time connecting new and existing ECCO customers to our eSpeed futures order routing service. More generally, we continue to market our routing services through the alternative eSpeed front-end and via API access while independently targeting our ECCO software products at the wider professional electronic futures trading community.

Customized pricing alternatives for our foundation businesses

We plan to improve upon our position as a pioneer and innovator in electronic trading of U.S. Treasury securities through improvements to our platform and product offerings for current and future customers. In 2006, we continued to negotiate new pricing arrangements with many of our largest customers for U.S. Treasury products that provide a greater share of fixed payments versus variable commissions, thus creating incentives for more trading volume. Certain of our other largest customers continue to pay transaction fees based on trading volume although we believe that as U.S. Treasury volumes increase over time, customers with variable price agreements will qualify for volume discounts and fixed price arrangements. Our goal is to maximize trading volumes and related revenues as we respond to customer demands on our platform.

License our software to a broad range of market participants and provide an outsourced eSpeed Software Solution for distribution of their products

Through Software Solutions, we plan to continue to capitalize on our global infrastructure, intellectual property and electronic trading expertise to provide a complete outsourced solution to our customers to enable them to access exchanges and electronic markets and distribute their branded products to their customers through online offerings, auctions, including private and reverse auctions, direct dealing capabilities and customized trading interfaces. Our sales force is focused on licensing our eSpeed Software Solutions technology to existing and new customers worldwide.

Leverage our intellectual property portfolio

We have a strong intellectual property portfolio and are committed to developing, maintaining and protecting our existing portfolio and developing and protecting new enhancements, products and inventions. We have historically entered into long-term licensing agreements with respect to our intellectual property with a number of customers and exchanges and, from time to time, are engaged in legal action to protect or defend our intellectual property. See “Item 3. Legal Proceedings.” We plan to continue our strategy of developing, maintaining and protecting these existing and new technologies. Our strategy may also include licensing such intellectual property for royalties, joint venturing with other marketplaces or exchanges or exclusively using patents in our marketplaces.

Expand electronic foreign exchange marketplace

Our foreign exchange product is an anonymous, neutral, real- time, instantaneous electronic trading system. We plan to leverage our technology and customer arrangements to add increased liquidity and trading customers to this marketplace. In 2004 and 2005, we hired an experienced sales team and reorganized our foreign exchange initiatives and in 2006, we added an industry veteran as global head of electronic foreign exchange. We continue to invest in our foreign exchange platform.

Capitalize on expected market growth from computer-based proprietary trading by expanding trading and products in this marketplace

Many of our customers and other firms have added computer-based automated trading, using statistical arbitrage and algorithmic methods, to their operations to manage portfolios and automatically execute trades. We plan to further develop software and other products and services to add new methods to continue to improve system performance and capacity and drive efficiency for algorithmic solutions. We have positioned our technology and service of our eSpeed platform to provide products and services that will capitalize on this market change and growth.

Pursue strategic alliances, acquisitions and other partnering opportunities

We are continually exploring opportunities to maximize stockholder value by expanding our fully electronic, integrated hybrid voice-assisted and other markets, enhancing our other partnering opportunities, product and service offerings, and generating future growth and market position, including through any one or more strategic alliances, acquisitions or combinations, strategic alliances, customer agreements, joint ventures, equity issuances and reorganizations and recapitalizations in our core business as well as in strategic or complimentary businesses. From time to time, we seek to enter into acquisitions, partnership arrangements, joint ventures, customer agreements and other strategic alliances to create liquidity in new and existing product markets, to develop and enhance technology offerings and services, to fully utilize our patents and to attract new participants to trade products in those markets. We have employed this strategy in our alliance with Freedom, Aqua and in our other ventures, as well as in our acquisition of ECCO and our relationships with Cantor and BGC, and will consider additional strategic opportunities with these and other potential partners in the coming periods.

Emphasize fundamental principles through dedication to customer service

We have recognized that our foundation and growth business objectives cannot be achieved without continuous focus on our fundamental principles of speed, simplicity and service. To put these principles into practice, we continue to explore opportunities and dedicate resources to strong customer service. We have hired an experienced sales team and are dedicated to providing timely and effective service to customers, responding to and anticipating customer needs and requests and making our platform more user-friendly. We plan to continue to dedicate our time and effort to these principles.

TECHNOLOGY

Our eSpeed system is accessible to our customers through (i) our proprietary front-end trading software, (ii) our application programming interface (“API”), which is a dedicated software library linking our customers’ networks to our system, (iii) the Internet, via a browser interface or Java application, and (iv) software developed in alliances with independent software vendors. Our system runs on large-scale hardware located in data centers in the U.S. and the U.K. and is distributed either over our multiple-path global network or via the Internet through links to multiple global Internet service providers.

Our electronic marketplaces operate on a technology platform and network that emphasize scalability, performance, adaptability and reliability. Our technology platform consists of:

•	our proprietary, internally developed real-time global network distribution system;

•

our proprietary transaction processing software, which includes interactive matching auction engines, fully integrated credit and risk management systems, pricing engines, analytics and associated middle- and back-office operations systems; and

•

customized inventory distribution and auction protocols designed to be used by our customers and partners in their distribution and trading systems and customer interfaces ranging from Windows, Java, UNIX, LINUX, our proprietary API and proprietary vendor access.

Together, these components enable our customers to effect transactions in real-time, with straight-through processing.

Network distribution system

Our eSpeed system contains a proprietary hub-and-spoke digital network. This network uses Cisco Systems’ network architecture, and we have Cisco-certified engineers on-site. Our network’s high-speed points of presence comprise the major business centers of the world, including New York, London, Tokyo, Hong Kong, Singapore, Milan, Chicago, Los Angeles and Toronto. Altogether, we manage 35 hubs linked by over 50,000 miles of cable, over 1,000 Cisco network devices and more than 2,000 high-capacity Sun Microsystems and Hewlett Packard servers located in data centers in London, Chicago, New York and New Jersey that are able to process over 600 transactions per second, per auction instrument or product. The redundant structure of our system provides multiple backup paths and re-routing of data transmission if one spoke of a hub fails. We believe that we operate one of the largest and most robust interactive trading network distribution systems currently in operation, with the substantial majority of our personnel dedicated to our trading technology and committed to developing new products and services.

Our trading system accepts orders and postings and distributes responses, generally in under 100 milliseconds. We estimate that our network is currently running at approximately 15% to 20% of capacity over a 24-hour period.

In addition to our own network system, we also receive and distribute secure trading information from customers using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global customers.

Transaction processing software

Our software applications have been developed internally and are central to the success of our eSpeed system. Our auction and trading engines operate in real-time, facilitating efficient interaction between buyers and sellers. Our credit and risk management systems monitor and regulate these buyers and sellers. Our pricing engines provide prices for illiquid financial products derived from multiple trades in other related financial instruments and our TOPS engine enhances our voice-based market pipeline by handling hundreds of spread and basis orders in each marketplace to facilitate liquidity in otherwise more barren areas. These critical applications work together seamlessly and are supported by middle- and back-office software that verifies, confirms, reports, stores, tracks and, if applicable, enables the settlement of each transaction. Our transaction processing software includes verification mechanisms at various stages of the execution process, which result in significantly reduced manual intervention, decreased probability of erroneous trades and more accurate execution for customers.

eSpeed auction and transaction engines

Our auction and transaction engines use Interactive Matching, our proprietary rules-based method, instrument or product. These engines were developed to support trading in the largest capital markets in the world, such as government bonds and futures contracts, and the more diverse, fragmented and database intensive markets, such as U.S. municipal bonds (with over 1.7 million different issues), corporate bonds and Eurobonds. These transaction engines are designed to be modular and flexible to allow modification in order to apply them to other markets and auction types. In Europe, for example, we have added a component that allows us to process transactions and auctions in multiple currencies simultaneously. Our transaction engines have embedded security features and an added messaging layer, via our proprietary API, to provide security from unauthorized use. In addition, we use encryption to protect our customers that transact business over the Internet.

We believe our marketplace expertise and rules-based systems provide incentives for customers to actively participate in our marketplaces. For example, Interactive Matching provides incentives to participate in our marketplaces by encouraging participants to expose their orders to the market. In standard auctions, the incentive is for participants to wait until the last moment to make a bid or offer. Our priority rules encourage trading activity by giving the last successful active participant a time-based right of first refusal on the next sale or purchase. In addition, in many markets, we have structured our pricing policy to provide incentives. The party that provides auction products for the market or creates liquidity (by inputting a price to buy or sell) generally pays less commission than the participant that consummates the trade by acting on that price. With our pricing policies and proprietary priority rules, our system is designed to increase liquidity and to draw participants into the market. This proprietary rules-based system is adaptable and, as part of our business strategy, we intend to apply it across other non-financial markets for multiple products and services.

eSpeed Credit MasterSM credit and risk management systems

Our eSpeed Credit Master credit and risk management systems are an important part of the operation of our electronic marketplaces. These systems (i) continuously monitor trades of our customers to help prevent them from exceeding their credit limits, (ii) automatically prevent increased exposure from further trading once a customer has reached a pre-determined credit limit and (iii) evaluate transactions and calculate both individual positions and risk exposure across various products and credit limits.

eSpeed Name Give-Up MatrixSM—credit monitoring

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

Our middle- and back-office applications support clearance, settlement, tracking and reporting of trades and provide links to outside clearing entities. For example, in the financial markets, we outsource our clearance and settlement services to Cantor and Freedom (for Canadian markets), where both parties to a trade send either cash or securities to Cantor or Freedom and Cantor or Freedom settles the trade and sends each party the cash or securities due. Our reporting and accounting systems are designed to track and record all charges and commissions for a trade. Our eSpeed system and products automate previously paper- and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of many of our customers’ back offices and enabling straight-through processing.

OUR CUSTOMERS

Our customers include banks, dealers, brokers, professional trading firms, futures commission merchants and other professional market participants and other financial institutions. We are a trusted source for electronic trading at the world’s largest fixed income and foreign exchange trading firms and major exchanges. Other than Cantor and BGC, no customer of ours accounts for more than 10% of our revenues.

We provide access to the electronic marketplaces and broker-assisted services supported by our eSpeed system. We expect that a portion of our customers who use voice brokers will migrate to fully electronic access over the coming years or will use our integreated hybrid voice-assisted products and brokerage services. We intend to continue to license our intellectual property. We also expect to add customers for eSpeed Software Solutions from the financial markets. In addition, we intend to build relationships with new customers, including traditional competitors of Cantor and BGC. We further intend to provide third parties with the infrastructure, including systems administration, internal network support and operations and disaster recovery services, that is critical to providing fully electronic marketplaces in a wide variety of products.

PRICING POLICIES

Pursuant to certain transaction fee agreements with certain of our customers, including many of our largest customers, such customers receive brokerage services for the electronic arrangement and execution of financial transactions for a variety of fixed income securities at fees below our standard prevailing fees. These agreements typically provide for payment by each customer of a fixed periodic payment and/or product-specific transaction fees based on the aggregate notional value of securities bought or sold by the customer plus, where applicable, exchange fees and costs. The initial terms of these agreements typically last between one and three years, with provision for automatic renewal unless elected otherwise by either party.

In the third quarter of 2004, we announced a strategic shift in our pricing strategy for our U.S. Treasury business that increased the component of fixed pricing and reduced the percentage of variable pricing in contracts with certain of our largest customers. During the second half of 2004 and throughout 2005 and 2006, we have worked with these customers to create customized pricing arrangements that lower their marginal cost of trading on the eSpeed platform, and encourage greater market participation. In January 2005, we removed the Price Improvement feature from our trading platform in response to requests of customers, thereby reducing the effective variable cost of transaction on our eSpeed network. We believe that this has resulted, and will continue to result, in more predictable market volumes on the eSpeed platform. In addition, in anticipation of projected increases in U.S. Treasury volumes, we believe that more customers with variable pricing in contracts will qualify for such volume for discounts and fixed price arrangements in the future.

SALES, MARKETING AND CORPORATE DEVELOPMENT

We promote our electronic marketplaces and services to our existing and prospective customers through a combination of sales, marketing and co-marketing campaigns. We leverage our customer relationships through a variety of direct marketing and sales initiatives and build and enhance our brand image through marketing and communications campaigns targeted at a diverse audience, including traders, potential partners and the investor and press communities. We also may market to our existing and prospective customers through a variety of co-marketing/co-branding initiatives with our partners. We have designed our sales and marketing efforts to promote brand awareness and educate our audience regarding the nature of our electronic marketplaces, products and services and the advantages associated with the automation of trading activities.

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

SOFTWARE DEVELOPMENT

We devote substantial efforts to the development and improvement of our electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2006, we employed 352 technology professionals.

One of our technology team’s main objectives is to develop new products and services in order to provide superior electronic marketplace solutions to our customers. We also focus our efforts on enhancing our Internet interfaces to facilitate real-time markets and comply with standard Internet security and future security protocols in order to capitalize on the development of new commercial marketplaces. We are continuing to develop new marketplaces and products and services using our internally developed application software.

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

Although we do not believe that there is another fully integrated, multi-asset platform offering electronic trading across futures, foreign exchange and fixed income, there are a number of competitors in each of those markets. Our current and prospective competitors are numerous and include interdealer brokerage firms, multi-dealer trading companies, technology companies and market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity Internet-based trading systems. ICAP Plc, an interdealer broker in the financial markets, is a significant competitor for us in electronic trading of government securities and is a significant competitor in the electronic spot foreign exchange markets, along with Reuters. There are also a number of smaller electronic trading platforms competing in the foreign exchange space. For example, Knight Capital Group, Inc., a trade execution specialist, announced in January 2006 that it has agreed to acquire Hotspot FX, Inc., a firm that provides institutions and dealers with spot foreign exchange trade execution through a fully electronic platform. The futures market also has a number of different order-routing and Independent Software Vendor (“ISV”) solutions for electronic trading, including Trading Technologies International, Inc., Patsystems plc, RTS Systems AG, Marex Financial Ltd, FFastFill plc and other providers. GFI Group, Inc., Creditex Inc. and ICAP Plc are currently active in the credit derivatives market area in which we and our affiliate BGC compete, and many of these competing firms have fully-electronic credit derivatives products. We believe that we may also face future competition from large computer software companies, market data and technology companies and some securities brokerage firms, some of whom are currently our customers, as well as from any future strategic alliances, joint ventures, or other partnerships created by one of more of our potential or existing competitors.

The electronic marketplace solutions we provide to our customers enable them to expand the range of services they provide to their ultimate customers to trade across multiple marketplaces. We believe our electronic marketplaces compete primarily on the basis of speed, functionality, efficiency, price, system stability and ability to provide market participants with access to liquidity. We also believe that the time and expense required to develop technology and create electronic marketplaces will serve as significant barriers to entry for our competitors.

PROTECTION OF OUR INTELLECTUAL PROPERTY

We have adopted a comprehensive intellectual property program to protect our proprietary technology. We currently have licenses covering various Cantor patents in the U.S., including patents relating to (i) a system and method for auction-based trading of specialized items such as fixed income instruments, (ii) a fixed income portfolio index processor, and (iii) a system for shared remote access of multiple application programs by one or more computers. Foreign counterpart applications for some of these U.S. patents have been filed. The licenses are exclusive, except in the event that we do not seek to or are unable to provide to Cantor any requested services covered by the patents and Cantor elects not to require us to do so.

We also have an agreement to license several pending U.S. patent applications relating to various other aspects of our electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations, and have received patents that have issued from some of those applications.

In April 2001, we purchased the Wagner Patent, which addresses automated futures trading and provides for bids and offers to be placed and matched electronically. In August 2002, we and Electronic Trading Systems Corporation (“ETS”), the former owner of the Wagner Patent, entered into a Settlement Agreement with CME and CBOT to resolve litigation with CME and CBOT related to the Wagner Patent and provide for certain licenses. The Wagner Patent, which expired in February 2007, involved automated futures trading systems in which transactions are completed by computerized matching of bids and offers of futures contracts on an electronic platform. On March 29, 2002, we entered into a long-term licensing agreement with ICE, granting use of our Wagner Patent to ICE, which expired on February 20, 2007. In December 2002, we entered into an agreement with CBOT to distribute futures products over our eSpeed system. In December 2003, we entered into a Settlement Agreement containing a license agreement with NYMEX to resolve litigation with NYMEX related to the Wagner Patent. With respect to all of these agreements, a portion of the fees received by eSpeed was paid to ETS.

In July 2004, we entered into an agreement with NYBOT, expiring in 2017, which provided among other things for payments in respect of NYBOT’s electronic futures trading through 2017. As a result of the NYBOT Agreement, we are the sole owner of the Cantor Financial Futures Exchange and the Commodity Futures Clearing Corporation of New York. Additionally, we have agreed with NYBOT that NYBOT will provide processing services for futures contracts or options on futures contracts listed on the Cantor Financial Futures Exchange or other exchange designated by us.

Our patent portfolio is growing and consists of numerous patents and patent applications relating to our core business and relating to other businesses. We continue to look for opportunities to license and/or otherwise monetize these and other patents in our portfolio. Some of our patents are the subject of litigation. See “Item 3. Legal Proceedings.”

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

SEGMENT AND GEOGRAPHIC INFORMATION

See “Item 8. Financial Statements and Supplemental Data—Note 18” for more information regarding segment and geographic information.

EMPLOYEES

As of December 31, 2006, we had 400 employees, five of whom are our executive officers. None of these employees is represented by a union. We believe that we have good relations with our employees.

WEBSITE ACCESS TO REPORTS AND AVAILABLE INFORMATION

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

Our business is highly dependent upon the volume of bonds being traded through our eSpeed system. We believe that we have historically been a leader in the U.S. Treasury benchmark market, and our revenues are concentrated in this business. Because our business is highly concentrated in the government bond markets of the world, particularly U.S. Treasuries, our business, revenues and profitability could be adversely impacted by various factors, including U.S. Treasury market position declines and interest rate volatility, as well as competition within the marketplace. During 2004 and the beginning of 2005, our market position in the U.S. Treasury market declined, resulting in a material adverse impact on our revenues and profitability. Although our position in the U.S. Treasury market has improved, market position declines from current levels would adversely affect our business revenues and profitability.

If we do not expand the use of our electronic systems, or if our customers do not use our marketplaces or services, our revenues and profitability could be adversely affected.

The success of our business plan depends, in part, on our ability to maintain and expand the network of trading firms, dealers, banks and other financial institutions that use our interactive electronic marketplaces. This is particularly important in the early years of a new marketplace where we attempt to attract a critical mass of participants or in a mature marketplace where certain revenues are concentrated from key customers. We cannot assure you that we will be able to continue to expand our marketplaces, or that we will be able to retain the current participants in our marketplaces. Although some of our agreements with market participants require certain minimum payments, none of our agreements with market participants require them to use our electronic marketplaces and from time to time, we may experience departures of key customers or reduction in volumes from such customers which may adversely affect our revenues. Additionally, we currently expect to enter into strategic alliances with other market participants, such as retail brokers, exchanges, market makers, consortia, clearinghouses, major market participants and technology companies, in order to increase customer access to and use of our electronic marketplaces. We cannot assure you that we will be able to continue to enter into these strategic alliances on terms that are favorable to us, or at all. In addition, we cannot assure you that our current or future strategic alliances will be successful.

If we experience declining trading volume in products or if we are unable to capture demand for new products, our revenues and profitability could suffer.

From time to time, we have experienced significant fluctuations in the aggregate trading volume of products being traded in our marketplaces. We believe that fluctuations in the trading volume of products traded in our marketplaces could occur in the future from time to time and in such event, could have a direct impact on our future operating results. This could cause significant fluctuations in our revenues and profitability when the trading volumes are low. In addition, from time to time, Cantor, BGC and their affiliates participate in certain of our marketplaces by posting quotations for their accounts and by acting as principal on trades. Although these activities are intended, among other things, to assist these affiliates in managing their proprietary positions, and to facilitate transactions, add liquidity, increase commissions and attract additional order flow to the eSpeed system and revenue to both us and Cantor, BGC and their affiliates, we may nevertheless experience significant fluctuations in our trading volumes, revenues and profitability. In addition, we may experience difficultly in creating demand for new fully-electronic products or in attracting customers or market makers on a large scale with respect to certain new products. Failure to capture customers for such products may have an adverse impact on our revenues or profitability.

Our revenues and profitability could be limited or otherwise adversely affected by pricing plans relating to commissions and fees on our trading platform.

We negotiate from time to time with certain of our customers (including many of our largest customers) to enter into customized pricing plans. In many of these pricing plans, the aggregate amount of transaction fees payable by a customer for certain products is capped on a monthly, quarterly or other basis. While the fee cap is designed to encourage our customers to be more active on our electronic trading platform, the fee cap limits the maximum amount of commissions payable to us by certain of our most active customers, which could limit our revenues and constrain our profitability. Since 2004, our fully electronic revenue has declined as a percentage of total revenue due in part to these competitive pricing pressures and there can be no assurance that these revenues will remain at current levels.

Our growth with respect to computer-based trading customers may fluctuate from time to time.

With the introduction of computer-based, algorithmic or program trading we have seen significant growth in our marketplace both with respect to liquidity and execution volumes. This additional liquidity attracts new entrants to our marketplace. Many of our new customers are focused on program trading solutions and will likely contribute to the liquidity growth and overall efficient of the marketplace. These new participants are extremely sensitive to latencies and require technology advances to maintain response time and quality service. Should we not be able to maintain a suitable performance level, our growth in computer-based trading could suffer significantly.

If we are unable to enter into additional marketing and strategic alliances or our current or future strategic alliances are not successful, we may not generate increased trading in our integrated hybrid voice-assisted and our fully electronic marketplaces.

We expect to continue to enter into strategic alliances with other market participants, such as retail brokers, exchanges, market makers, consortia, clearinghouses, major market participants and technology companies, in order to increase customer access to and use of our electronic marketplaces. We cannot assure you that we will be able to continue to enter into these strategic alliances on terms that are favorable to us, or at all. In addition, we cannot assure you that our current or future strategic alliances will be successful. The success of our current and future relationships will depend on the amount of increased trading in our integrated hybrid voice-assisted and our fully electronic marketplaces and the liquidity generated therein. These arrangements may not generate the expected number of new customers or increased trading volume we are seeking.

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

We are currently involved in costly litigation to protect and defend certain of our intellectual property rights and may be subject to such litigation in the future. Some rulings to date have not been in our favor. See “Item 3. Legal Proceedings.” We may have to continue to resort to litigation to protect our intellectual property, determine the validity and scope of the proprietary rights of others or defend ourselves from claims of invalidity or unenforceability. We may incur substantial costs and diversion of resources as a result of litigation, even if we win. In the event we do not win, we may have to pay the attorneys’ fees and costs of the other party. We may also have to expend resources to modify existing products or lose opportunities to generate potential future revenues or create future barriers to entry. The outcome of these cases may result in an adverse financial impact on our business, including a charge to earnings as a result of impairment of our intellectual property or payments, required by any adverse decision or loss of intellectual property rights. Such results may be unpredictable and may from time to time have a material impact on our financial conditions, results of operations or cash flows in a given period.

If we infringe on the intellectual property of others, we could become involved in costly litigation and suffer adverse results.

Intellectual property rights of third parties may have an important bearing on our ability to offer certain of our products and services. We cannot assure you that we are or will be aware of all patents or copyrights containing claims that may pose a risk of infringement by our products and services. We are currently defending a patent infringement claim. See “Item 3. Legal Proceedings.” In addition, patent applications in the U.S. are generally confidential for a period of time, which can last until a patent is issued. As a result, we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to pay damages, to obtain licenses to develop and market the products and services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing on the patent claims, which could limit the manner in which we conduct our operations, adversely affect our market position, lead to increased competition in the marketplaces in which we provide our products and services and otherwise have a material impact on our financial condition, results of operations or cash flows in a given period. Defense and litigation of third-party infringement claims against us, with or without merit, have been and may continue to be costly to us.

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

We may experience technology failures while developing and enhancing our software.

In order to maintain our competitive advantage, our software is under continuous development. There is risk that software failures may occur and result in service interruptions and have other unintended consequences, which could have a material adverse effect on our business, financial condition and results of operation.

If the strength of our brand names is diluted, the value of our proprietary rights may decrease.

We own many Internet domain names, including “www.espeed.com.” The regulation of domain names in the U.S. and in foreign countries may change and the strength of our brand names could be diluted. We may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

Due to intense competition, our market position and financial performance have suffered in the past and could be subject to decline in the future.

The electronic trading and Internet-based financial services markets are highly competitive, and many of our competitors are more established and have greater financial resources than us. Many of our competitors also have greater market presence, financial, engineering and marketing capabilities and technological and personnel resources than we do. As a result of this intense competition, our market position and financial performance have suffered in the past and could be subject to decline in the future to suffer as a result of competitive pressures. We expect that competition will intensify in the future. In particular, our market position and financial performance may suffer if our competitors:

•	develop and expand their network infrastructures and service offerings more efficiently or more quickly;

•	adapt more swiftly to new or emerging technologies and changes in customer requirements;

•	take advantage of acquisitions and other opportunities more effectively;

•	devote greater resources to the marketing and sale of their products and services;

•	aggressively reduce their pricing to enter into or expand their market share to build customer relationships in market segments in which we have significant market share today; and

•	leverage relationships with customers and strategic partners more effectively or exploit more recognized brand names to market and sell their services.

Our current and prospective competitors are numerous and include interdealer brokerage firms, multi-dealer trading companies, technology companies and market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity business-to-business Internet-based trading systems. ICAP, an interdealer broker in the financial markets, is a significant competitor for us in electronic trading of government securities and is a significant competitor in the electronic spot foreign exchange markets, along with Reuters. There are also a number of smaller electronic trading platforms competing in the foreign exchange space. For example, Knight Capital Group, Inc., a trade execution specialist, announced in January 2006 that it has agreed to acquire Hotspot FX, Inc., a firm that provides institutions and dealers with spot foreign exchange trade execution through a fully electronic platform. The futures market also has a number of different order-routing and ISV solutions for electronic trading, including Trading Technologies, Patsystems plc, RTS Systems AG, Marex Financial Ltd, FFastFill plc and other providers. GFI Group, Inc., Creditex Inc. and ICAP Plc are currently active in the credit derivatives market area in which we and our affiliate BGC compete, and many of these competing firms have fully-electronic credit derivatives products. We believe that we may also face future competition from large computer software companies, market data and technology companies and some securities brokerage firms, some of whom are currently our customers, as well as from any future strategic alliances, joint ventures, or other partnerships created by one of more of our potential or existing competitors.

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

We internally support and maintain many of our computer systems and networks. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our ability to conduct our operations. Our data centers could be subject to failure due to environmental factors, power outage and other factors. Accordingly, we may be subject to system failures and outages which might impact our revenues and relationship with customers. In addition, we are subject to risk in the event that systems of our partners, customers, customers or vendors, including Cantor and BGC, are subject to failures and outages.

We also rely and expect to rely on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, clearance organizations and software and hardware vendors. Our systems, or those of our third-party providers, may fail or operate slowly, causing one or more of the following:

•	unanticipated disruptions in service to our customers;

•	slower response times;

•	delays in our customers’ trade execution;

•	failed settlement of trades;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	litigation or other customer claims; and

•	regulatory sanctions.

We experienced systems and telecommunications failures in connection with the September 11 Events. We cannot assure you that we will not experience additional systems failures in the future from power or telecommunications failure, acts of God or war, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by customer error or misuse of our systems, could damage our reputation, business and brand name.

We may incur losses in the future.

While we were profitable in 2006, as we continue to develop our systems and infrastructure and expand our brand recognition and customer base through increased hiring of sales and other personnel, we may incur losses in the future.

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

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our proprietary software, network distribution systems and technologies. Our business environment is characterized by rapid technological changes, changes in use and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technology and systems obsolete.

If we are unable to keep up with rapid technological changes, we may not be able to compete effectively.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our proprietary software, network distribution systems and technologies. Our business environment is characterized by rapid technological changes, changes in use and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technology and systems obsolete. Our success will depend, in part, on our ability to:

•	develop, license and defend intellectual property useful in our business;

•	enhance our existing services;

•	develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

We cannot assure you that we will be able to respond in a timely manner to changing market conditions or customer requirements. The development of proprietary electronic trading technology entails significant technical, financial and business risks. Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify, adapt and defend our technology. We cannot assure you that we will successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to customer requirements or emerging industry standard, or that we will be able to successfully defend any challenges to any technology we develop.

Our networks and those of our third-party service providers may be vulnerable to security risks, which could make our customers hesitant to use our electronic marketplaces.

We expect the secure transmission of confidential information over public networks to be a critical element of our operations. Our networks and those of our third-party service vendors, including Cantor and BGC and associated clearing corporations, and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations, which could make our customers hesitant to use our electronic marketplaces. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

If we fail to maintain an effective internal control environment, our business and stock price could suffer.

The Sarbanes-Oxley Act of 2002 and the related SEC rules require our management to conduct annual assessments of the effectiveness of our internal controls over financial reporting and a report by our independent public accounting firm addressing these assessments, as well as an independent audit of our internal controls over financial reporting. While our internal controls over financial reporting currently meet all of the standards required by Section 404 of the Sarbanes-Oxley Act, failure to maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

The September 11 Events have had and may continue to have an adverse effect on our business.

Our losses

Our previous headquarters were in the World Trade Center. As a result of the September 11 Events, our offices in the World Trade Center were destroyed, and we lost approximately 180 of our employees, including many members of our senior management. The destruction of our assets, the loss of all those employees, including product development personnel, and the relocation of the surviving employees have negatively impacted our business.

Cantor’s losses

Cantor and TradeSpark lost an aggregate of 478 employees and critical equipment and systems as a result of the September 11 Events. Cantor also lost its headquarters. Such losses have negatively impacted our revenues and may continue to adversely impact our revenues in the future. While Cantor and/or BGC have rebuilt many of the trading desks in place prior to the September 11 Events, not all products historically traded using our eSpeed system have been replaced. In addition, the loss of Cantor’s assets and brokers due to the September 11 Events continues to negatively affect the timing of our strategy to convert certain of the products that those brokers were trading in voice-assisted transactions to products that are traded fully electronically over our eSpeed system, or to provide integrated hybrid voice-assisted trading services to such voice-brokers.

If we were to lose the services of members of management and employees who possess specialized market knowledge and technology skills, we may not be able to manage our operations effectively or develop new electronic marketplaces.

Our future success depends, in significant part, on the continued service of Howard Lutnick, our Chairman, Chief Executive Officer and President, Lee Amaitis, our Vice Chairman, Paul Saltzman, our Chief Operating Officer, and our other executive officers, managers and sales and technical personnel who possess extensive knowledge and technology skills in our markets. We cannot assure you that we would be able to find an appropriate replacement for Mr. Lutnick or other executive officers if the need should arise. Any loss or interruption of Mr. Lutnick’s services could result in our inability to manage our operations effectively and/or develop new electronic marketplaces. Messrs. Lutnick, Amaitis and Merkel also serve as executive officers of BGC, which has filed a registration statement reflecting its intention to become a publicly-traded company (the “BGC S-1”). In the event that BGC were to become a public company, Messrs. Lutnick, Amaitis and Merkel, as well as other officers and employees, may dedicate less of their professional efforts to our business and operations. The BGC S-1 also states that in the event that BGC were to become a public company, Mr. Amaitis may resign as an officer and director of eSpeed. We have not entered into employment agreements with any of our other executive officers or other personnel, including Mr. Lutnick or Mr. Amaitis. Although we have obtained $15 million in “key person” life insurance on the life of Mr. Lutnick, we do not have “key person” life insurance policies on any of our other executive officers or personnel. Mr. Saltzman, while solely an employee of eSpeed, is also a partner of Cantor. Many of the other members of our senior management team are also officers, partners or key employees of Cantor or BGC and have, or will have in the future, substantial investments in Cantor or BGC through partnership ownership. As a result, many of such persons dedicate only a portion of their professional efforts to our business and operations. We cannot assure you that the time these persons devote to our business and operations in the future will be adequate and that we will not experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. We intend to strive to provide high-quality services that will allow us to establish and maintain long-term relationships with our customers. Our ability to do so will depend, in large part, upon the individual employees who represent us in our dealings with customers. The market for qualified programmers, technicians and sales persons is extremely competitive and has grown more so in recent periods as electronic commerce has experienced growth. We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel.

If the value of the dollar against the other currencies in which we pay expenses continues to decline, our profitability could suffer.

Because our business is global, dramatic changes in currency rates can impact our results. Significant downward movements in the U.S. Dollar against other currencies in which we pay expenses may have an adverse impact on our financial results if we do not have an equivalent amount of income denominated in the same currency. For example, the British Pound has appreciated significantly throughout 2006.

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

We are leveraging our eSpeed system to enter new financial markets. We cannot assure you that we will be able to successfully adapt our proprietary software, electronic distribution networks and technology for use in other markets. Even if we do adapt our software, networks and technology, we cannot assure you that we will be able to attract customers and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities will be successful. If these efforts are not successful, we may realize less than expected earnings, which in turn could result in a decrease in the market value of our common stock. Furthermore, these efforts may divert management attention or inefficiently utilize our resources. We intend to create electronic marketplaces for many financial markets and extend into others, but there is no guarantee that we will be able to do so.

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

•	difficulties in the assimilation of acquired operations and products;

•	diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities of acquired companies;

•	amortization of acquired intangible assets, which would reduce future reported earnings; and

•	potential loss of customers or key employees of acquired companies.

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

The Securities and Exchange Commission, NASD, Commodity Futures Trading Commission and other agencies extensively regulate the U.S. financial industry. Our international operations may be or may become subject to similar regulations in specific jurisdictions. Certain of our U.S. subsidiaries are required to comply strictly with the rules and regulations of these agencies. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. Most aspects of our U.S. broker-dealer subsidiaries are highly regulated, including:

•	the way we deal with our customers;

•	our capital requirements;

•	our financial and Securities and Exchange Commission reporting practices;

•	required record-keeping and record retention procedures;

•	the licensing of our employees; and

•	the conduct of our directors, officers, employees and affiliates.

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

Many aspects of our business, and the businesses of our customers, involve substantial risks of liability. Dissatisfied customers may make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We and our customers may become subject to these claims as the result of failures or malfunctions of systems and services provided by us, and third parties may seek recourse against us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could result in our obligation to pay substantial damages.

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

We anticipate, based on management’s experience and current industry trends, that our existing cash resources will be sufficient to meet our anticipated working capital, capital expenditure and regulatory net capital requirements for at least the next 12 months. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, joint ventures, strategic alliances, recapitalizations or other investments. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support our operations;

•	support more rapid growth in our business;

•	develop new or enhanced services and products;

•	respond to competitive pressures;

•	acquire complementary technologies;

•	enter into strategic alliances, acquisitions or joint ventures or effect recapitalizations;

•	acquire companies with marketplace or other specific domain expertise; and

•	respond to unanticipated requirements.

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

Future sales of our shares also could adversely affect the market price of our Class A common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances, third-party investments and private placements or otherwise, the market price of our Class A common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares of Class A common stock could depress the market price of our Class A common stock.

We have registered under the Securities Act 30,000,000 shares of our Class A common stock, which are reserved for issuance upon exercise of options, restricted stock and other incentive compensation granted under our incentive compensation plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. In addition, we have registered under the Securities Act 425,000 shares of our Class A common stock issuable under our stock purchase plan. We also have from time to time issued new shares of our Class A common stock in connection with a matching program under our 401(k) plan. The maximum number of new shares issued in connection with our 401(k) plan is $3,000 worth per eligible employee per year. However, we do not presently intend to provide such a matching program for calendar year 2007.

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

In addition, we have issued shares of our Class A common stock, warrants and convertible preferred stock and have granted registration rights in connection with certain of our strategic alliances. See “Item 13. Certain Relationships and Related Transactions.”

During the year ended December 31, 2006, we repurchased an aggregate of 52,239 shares of our Class A common stock for a total of $0.5 million. The reacquired shares have been designated treasury shares and will be used for general corporate purposes. As of December 31, 2006, our Board of Directors had authorized the repurchase of up to an additional $58.2 million of our outstanding Class A common stock. We will consider making additional stock repurchases in 2007, and we may cease making repurchases at anytime.

RISKS RELATED TO OUR RELATIONSHIP WITH CANTOR, BGC AND THEIR RESPECTIVE AFFILIATES

Because we continue to depend on Cantor’s and BGC’s businesses, events which adversely affect Cantor’s or BGC’s business, or that of respective affiliates or customers, including a sale, dissolution, liquidation winding-up or recapitalization of Cantor or BGC, may have a material adverse effect on our revenues and profitability.

Since inception, we have recognized a significant portion of our revenues in connection with our relationship with Cantor and its affiliates, including BGC, which was formed in October 2004. Consequently, our business was adversely affected by the effect of the September 11 Events on Cantor’s business. See “Risk Factors—The events of September 11, 2001 have had and may continue to have an adverse effect on our business.” BGC and Cantor are our largest sources of revenue and accordingly, any other future events which adversely affect Cantor’s or BGC’s business or operating results, including a sale, dissolution, liquidation, winding-up or recapitalization of all or a material portion of Cantor’s or BGC’s business, could have a material adverse effect on our most significant source of revenues. We also are a general creditor of Cantor and BGC to the extent that there are transaction revenues and software solutions fees owing to us from those entities. Events that adversely affect Cantor’s or BGC’s financial position and its ability to remit to us our share of transaction revenues and software solutions fees could have a material adverse effect on our revenues and profitability.

Conflicts of interest and competition with Cantor and BGC may arise.

Various conflicts of interest between us and Cantor or BGC may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales to Cantor, BGC or third-party investors, or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. Two of our directors and many of our officers also serve as directors, officers and/or partners of Cantor or BGC and/or their respective affiliates. Simultaneous service as an eSpeed director or officer and service as a director or officer of Cantor or BGC, or status as a partner of Cantor could create or appear to create potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor or BGC. Mr. Lutnick, our Chairman, President and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor and indirectly of BGC and is also a partner of Cantor. As a result, Mr. Lutnick controls Cantor and BGC. Cantor owns shares of our Class A common stock and Class B common stock representing approximately 87.8% of the Total Voting Power of our capital stock. Similarly, our Vice Chairman, Lee Amaitis, is the Chairman and Chief Executive Officer of BGC and a partner of Cantor and may in the future be a partner in BGC. Although all related party transactions between eSpeed and Cantor, BGC and related entities are approved by our Audit Committee, Mr. Lutnick’s simultaneous service as our Chairman, President and Chief Executive Officer and his control of Cantor and BGC as well as Mr. Amaitis’ simultaneous service with us and BGC, as well as the Cantor partnerships interests held by both men, could create or appear to create potential conflicts of interest when Mr. Lutnick or Mr. Amaitis is faced with decisions that could have varying implications for us and for Cantor and BGC. In addition, in the event that BGC becomes a separate public company, certain decisions related to BGC may be made by a majority of BGC’s independent directors for the benefit of BGC’s public stockholders and may affect eSpeed and/or eSpeed’s relationship with BGC.

Our relationship with Cantor and BGC results in agreements that are between related parties. As a result, the prices charged to us or by us for services provided under agreements with Cantor or BGC may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be more or less favorable to us than those that we could have negotiated with third parties. However, transactions between us and Cantor, BGC and/or their other affiliates are subject to the approval of a majority of our Audit Committee, which is comprised of independent directors. In addition, Cantor and BGC can compete with us under certain circumstances.

Because our Joint Services Agreement with Cantor and its affiliates has a perpetual term and contains non-competition provisions and restrictions on our ability to pursue strategic transactions, this agreement may become burdensome to our business.

Although Cantor and BGC have agreed, subject to certain conditions, not to compete with us in providing electronic brokerage services, Cantor and BGC are currently engaged in securities transaction and other financial instruments execution and processing operations and other activities that are related to the electronic trading services we provide. Our Joint Services Agreement obligates us to perform technology support and other services for Cantor and its affiliates, including BGC, at cost, whether or not related to our electronic brokerage services, sets forth the ongoing revenue sharing arrangements between Cantor, including BGC, and its affiliates and us and subjects us and Cantor and its affiliates to, including BGC, non-competition obligations. The Joint Services Agreement precludes us from entering into lines of business in which Cantor, BGC and their affiliates, now or in the future may engage, or providing, or assisting any third party in providing, voice-assisted brokerage services, clearance, settlement and fulfillment services and related services, except under limited circumstances. Although we believe neither Cantor nor BGC has plans to form, acquire or commence any other operations similar to ours, the Joint Services Agreement permits Cantor and its affiliates, including BGC, to perform, in limited circumstances, electronic brokerage operations. In addition, the Joint Services Agreement imposes limitations on our ability to pursue strategic alliances, joint ventures, partnerships, business combinations, acquisitions and similar transactions. Because the Joint Services Agreement has a perpetual term, even in the event of a breach by one of the parties, and does not provide for unilateral modification under its terms, this agreement may become burdensome for us, may distract us from focusing on our internal operations, may deter or discourage a takeover of our company and may limit our ability to expand our operations.

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

Cantor and BGC and their affiliates are currently our most significant customers. Cantor holds direct and indirect ownership and management interests in numerous other entities, including BGC, that engage in a broad range of financial services and securities-related activities. Actions taken by, and events involving, Cantor, BGC or their affiliates which are perceived negatively by our customers, the securities markets, or the public generally, could have a material adverse effect on our business, financial position, cash flows or operations or could affect the price of our Class A common stock. In the event that BGC becomes a separate public company in the U.S. certain decisions related to BGC may be made by a majority of BGC’s independent directors for the benefit of BGC’s public stockholders and may effect eSpeed and/or eSpeed’s relationship with BGC. In addition, events that negatively affect the financial condition of Cantor or BGC may negatively affect us. These events could cause Cantor or BGC or their affiliates to lose customers that may trade in our marketplaces, could impair Cantor’s or BGC’s ability to perform its obligations under the Joint Services Agreement, the Administrative Services Agreement and other agreements Cantor or BGC enters into with us and could cause Cantor or BGC or their affiliates to liquidate investments, including by selling or otherwise transferring shares of our common stock.

If we become subject to litigation and other legal proceedings, we may be harmed.

From time to time, we and Cantor or BGC may become involved in litigation and other legal proceedings relating to claims arising from our and their operations in the normal course of business. Similarly, we may be subject to claims from time to time arising from our relationship with Cantor and its affiliates, including BGC, including as a result of any governmental action or actions as a result of any perceived or actual conflicts or interests or similar matters. We cannot assure you that these or other litigation or legal proceedings will not materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us. See “Item 3. Legal Proceedings.”

RISKS RELATED TO OUR CAPITAL STRUCTURE

Because the voting control of our common stock is concentrated among the holders of our Class B common stock, the market price of our Class A common stock may be adversely affected by disparate voting rights.

As of December 31, 2006, Cantor beneficially owned approximately 87.8% of the combined voting power of all classes of our voting stock. As long as Cantor beneficially owns a majority of the combined voting power of our common stock, it will have the ability, without the consent of the public stockholders, to elect all of the members of our Board of Directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change in control of our company. In certain circumstances, the shares of our Class B common stock issued to Cantor may be transferred without conversion to our Class A common stock.

The holders of our Class A common stock and Class B common stock have substantially identical rights, except that holders of our Class A common stock are entitled to one vote per share, while holders of our Class B common stock are entitled to 10 votes per share on all matters to be voted on by stockholders in general. These votes are controlled by Cantor and not subject to conversion or termination by our Board of Directors or any committee thereof, or any other shareholder or third-party. This differential in the voting rights and our ability to issue additional Class B common stock could adversely affect the market price of our Class A common stock.

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

We have offices in the United States, United Kingdom and Asia. Our principal executive offices are located at 110 East 59th Street, New York, New York. For 2006, such rental expense is anticipated to be approximately $1.8 million. Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the 16-year term of the lease for such spaces.

Our largest presence outside of the New York metropolitan area is in London. In the second quarter of 2006, we relocated our principal London office to 40 Bank Street, Canary Wharf.

We occupy a concurrent computing center in Rochelle Park, New Jersey and a Midwest data center in Chicago, Illinois. In March 2007, we plan to open an additional data center in Trumbull, Connecticut. Our U.S. operations also lease office space in Boston, Massachusetts, Chicago, Illinois, Dallas, Texas, Los Angeles, California and Shrewsbury, New Jersey. In addition to our London location, our foreign operations lease office space in Hong Kong and Singapore. We believe that out facilities are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

In June 2003, we filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, “BrokerTec”), in the United States District Court for the District of Delaware. The suit centers on BrokerTec’s and Garban’s alleged infringement of the 580 Patent issued on May 6, 2003, which expires in 2016, with respect to which eSpeed is the exclusive licensee. The 580 Patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. In a pre-trial ruling on February 7, 2005, the Court ruled that the BrokerTec ETN did not infringe our 580 Patent. On February 22, 2005, the jury found that the Garban GTN did infringe our 580 Patent, but that there was a deficiency in the application which led to the 580 Patent. In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. Final judgment was entered on April 3, 2006. By notice dated April 27, 2006, we appealed to the U.S. Court of Appeals for the Federal Circuit. Briefing of the appeal was completed on October 20, 2006. Oral arguments were held on January 8, 2007.

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International and EccoWare LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. Discovery is ongoing, and the Court consolidated for certain discovery and Markman hearing purposes our case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and ECCO’s products fall outside the scope of Trading Technologies’ patents. However, the litigation is ongoing, and as with all litigation, the outcome is uncertain. Consequently, if TT ultimately prevails, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Currently the trial date is set for June 7, 2007. Both parties requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. The Company is unable to estimate a possible loss or range of losses in connection with this matter.

In addition to the matters discussed above, the Company is involved in other legal proceedings that have arisen in the ordinary course of business

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 14, 2006, we held our annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting or until their successors have been duly elected and qualified: Howard W. Lutnick, Lee M. Amaitis, John H. Dalton, Barry R. Sloane and Albert M. Weis.

The votes with respect to the election were cast in the following manner:

Name	For	Withheld
	(Number of Votes)
Howard W. Lutnick	223,393,985	8,844,775
Lee M. Amaitis	223,453,228	8,785,532
John H. Dalton	231,723,692	515,068
Barry R. Sloane	231,901,329	331,431
Albert M. Weis	231,711,408	527,352

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Class A Common Stock

Our Class A common stock is traded on the NASDAQ Global Market under the symbol “ESPD.” For each quarter of the prior two years and through March 13, 2007, the high and low sales prices for our Class A common stock, as reported by NASDAQ, were as follows:

	High	Low
2007
First Quarter (through March 13, 2007)	$9.26	$7.22

2006
First Quarter	$9.57	$7.47
Second Quarter	$8.55	$7.15
Third Quarter	$9.23	$7.47
Fourth Quarter	$10.45	$8.45

2005
First Quarter	$12.58	$8.13
Second Quarter	$9.25	$7.65
Third Quarter	$9.11	$7.50
Fourth Quarter	$8.71	$6.73

On March 13, 2007, the last reported closing price of our Class A common stock on the NASDAQ Global Market was $8.73. As of March 13, 2007, there were 382 holders of record of our Class A common stock and two holders of record of our Class B common stock.

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

Issuer Purchases of Equity Securities

On August 5, 2004, our Board of Directors authorized the repurchase of up to $100 million of outstanding Class A common stock to replace the remaining $20.5 million authorized from the prior plan. As of December 31, 2006, approximately $58.2 million from this plan was available for further share repurchases. As of December 31, 2006, we have repurchased an aggregate of 6.6 million shares of our Class A common stock for a total purchase price of approximately $63.4 million. For the year ended December 31, 2006, we repurchased an aggregate of 52,239 shares of our Class A common stock for a total purchase price of approximately $0.5 million. The reacquired shares have been designated treasury shares and will be used for general corporate purposes. We may consider making additional stock repurchases in 2007.

The following table details our share repurchase activity during the fourth quarter of 2006, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced plans and the approximate dollar value that may yet be purchased under these plans:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
Oct. 1, 2006 through Oct. 31, 2006	—	—	—	$—
Nov. 1, 2006 through Nov. 30, 2006	—	—	—	$—
Dec. 1, 2006 through Dec. 31, 2006	52,239	$8.92	52,239	$58.2 million

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2006. This selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Total revenues	$164,306	$152,943	$166,509	$156,615	$139,238

Expenses:
Compensation and employee benefits	52,765	50,633	40,671	36,114	36,499
Occupancy and equipment:
Amortization of software development costs and other intangibles	24,047	20,134	16,235	12,902	9,027
Other occupancy and equipment	37,280	30,678	25,202	23,733	19,173
Professional and consulting fees	9,464	8,788	5,594	3,519	5,658
Impairment of long-lived assets	1,861	2,386	6,268	—	—
Communications and client networks	8,101	8,157	6,487	6,714	6,335
Marketing	852	1,596	1,442	1,454	4,778
Administrative fees to related parties	12,598	13,938	13,228	10,442	9,134
Amortization of business partner and non-employee securities	19	318	856	2,167	2,059
Acquisition-related costs	2,026	3,327	—	—	—
Loss on unconsolidated investments	—	—	—	—	950
Provision for September 11, 2001 events	—	—	—	—	(1,200)
Other expenses	8,289	9,896	8,219	6,334	4,380

Total operating expenses	157,302	149,851	124,202	103,379	96,793

Income before income taxes	7,004	3,092	42,307	53,236	42,445
Provision for income taxes	2,614	1,048	16,457	17,140	479

Net income	$4,390	$2,044	$25,850	$36,096	$41,966

Per share data:
Basic earnings per share	$0.09	$0.04	$0.47	$0.65	$0.76

Diluted earnings per share	$0.09	$0.04	$0.46	$0.63	$0.74

Basic weighted average shares of common stock outstanding	50,214	51,349	54,978	55,345	54,991

Diluted weighted average shares of common stock outstanding	51,258	52,066	56,318	57,499	56,784

Cash and cash equivalents	$187,847	$178,435	$209,688	$228,500	$187,999
Total assets	292,837	280,934	310,133	297,568	252,711
Total liabilities	37,662	34,830	39,919	25,883	34,256
Total stockholders’ equity	255,175	246,104	270,214	271,685	218,455

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2006, 2005 and 2004. This discussion is provided to increase the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Report.

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

Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our relationship with Cantor Fitzgerald and its affiliates, the costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received and their related costs, the possibility of future losses and negative cash flow from operations, the effect of market conditions, including trading volume and volatility, our pricing strategy and that of our competitors, our ability to develop new products and services, to enter new markets, to secure and maintain market position, to enter into marketing and strategic alliances, to hire new personnel, to expand the use of our electronic system, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve, and other factors that are discussed under “Risk Factors” in this Annual Report on Form 10-K.

We believe that all forward-looking statements are based upon reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, you should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements.

Overview

For a description and overview of our business, industry, products and strategy, see “Item 1. Business.”

Our overall financial results in 2006 were an improvement over 2005, as we experienced an increase in revenues and doubling of net income. The revenue increase was driven by continued year-over-year growth in our hybrid voice and screen-assisted businesses and Software Solutions. Additionally and significantly, Wagner patent-related revenues grew substantially over 2005, and we received gains from September 11th-related replacement insurance and government grant income from related parties. These results were offset by lower U.S Treasury revenues as our customers’ continued the transition to fixed fee pricing from a variable fee commission model, increased expenses from our continued investment in new products and technology, and significant one-time London office relocation costs.

We expect lower revenue and net income in 2007. The Wagner patent, which contributed 2006 fully-electronic revenues from unrelated parties and Software Solutions of $6.2 million and $11.7 million, respectively, expired on February 20, 2007. After this date, we will no longer receive revenue from this patent. While we have some uncertainty regarding our licensing fee revenues, we have a broad intellectual property patent portfolio that we believe is highly valuable. We do not foresee any further September 11th-related replacement insurance or government grant income. We expect our new products revenue to advance from 2006 levels, but may not contribute significant revenue growth. Our hybrid voice and screen-assisted businesses have been growing since 2004 due to the continued expansion of our affiliated voice-brokers, and we anticipate growth for 2007 as well. As such, we currently expect to experience expense levels consistent with 2006 as we continue to invest in technology to support our affiliated voice-brokers, and anticipated progression of our new products.

U.S. Treasuries

We consider the trading of U.S. Treasury securities to be both a foundation for our Company and an area for potential incremental growth. During 2006, we experienced growth in our overall trading volumes. We believe this growth was the result of a solid foundation of customer relationships, our proprietary technology, the continuation of fixed price arrangements with our largest customers, and the impact of trading incentives at marginally lower commissions contained in many of our tailored pricing arrangements. Despite our increased trading volumes, our fully electronic revenue per transaction declined during 2006. This decline was due to an increase in trading volumes among those customers with fixed fee pricing contracts.

We remain well positioned for the projected growth in the overall U.S. Treasury market. With computer-assisted trading being the primary factor, we expect U.S. Treasury volumes to continue to grow substantially as traders utilize computers to augment and implement their trading strategies. Our pipeline of new computer driven customers and relationships with these new market participants remain strong, assisted by our proprietary technology, customized client-centric approach and dedicated sales and technology teams. As with most of our new clients, computer-assisted traders usually commence trading under variable price arrangements, so that early growth from these incremental traders will add both volume and variable revenue. However, as these clients develop their trading model and execute more trades, the trend is for these customers to migrate to a customized pricing arrangement that may include a fixed component as well as some variable components.

Hybrid Voice and Screen-Assisted Products

BGC’s continued growth and expansion resulted in revenue growth in 2006 across our hybrid voice-assisted and screen-assisted businesses compared with 2005, and continues to present us with significant opportunities globally.

Over the last two years, BGC has acquired Maxcor Financial Group, Inc. (“Maxcor”), a domestic and international inter-dealer broker for a broad range of financial instruments, and ETC Pollak (“Pollak”) and Aurel Leven Securities (“Leven”), two of France’s leading inter-dealer brokers. As a result, Maxcor’s, Pollak’s and Leven’s brokerage transactions are subject to the terms and conditions of the JSA.

Our revenue for voice-assisted transactions grew at a slower rate than screen-assisted open outcry transactions as the integration of certain BGC brokering desks in 2005 resulted in their volumes moving from voice-assisted brokerage into Maxcor’s screen-assisted and open outcry desks. Now that the integration process is complete and we are implementing technology improvements across many of BGC’s trading desks, we expect over time that some of the voice-only desks, where we receive no revenue share, will become 2.5% revenue share screen-assisted desks, and for some of the current 2.5% screen-assisted desks to become 7% revenue share voice-assisted desks. For 2006, a portion of the growth in screen-assisted revenue has come from such migration.

Our hybrid model provides us a significant long-term pipeline opportunity, both in terms of fully electronic transaction volume and for increased revenues across our product offerings. The lifecycle of our hybrid model is the maturity of a marketplace from telephones to computer-assisted trading. Historically, new markets have initially tended to trade by voice alone. As volumes increase and the structure and characteristics of a market standardize over time, the potential to leverage technology and create new hybrid and fully electronic traded products increases, thereby allowing us to generally capture up to 65% revenue share versus 7% for voice-assisted products. For example, in the first quarter of 2007; we have launched a fully electronic BGC-branded European credit default swaps trading platform. Also in 2007, we anticipate BGC’s FX Options business adding a fully electronic component. There is uncertainty however, regarding the pace at which individual markets or financial instruments migrate from voice-only to computer-assisted and fully electronic trading.

New Products

With our existing relationships, technology, network and prime location on trader desktops, we have the ability to extend our product-line beyond U.S. treasuries and hybrid voice markets. In 2006, despite nominal new products revenues, we experienced strong growth in trading volume. We remain committed to growing, developing and fostering our new products and investments such as foreign exchange, futures and equities.

Foreign exchange:

With regard to foreign exchange, we offer a trading platform that provides FX spot traders with what we believe is a better way to trade. However, we experienced marginal growth in 2006 as we continued to encounter difficulties sustaining application programming interface (“API”) delivered price support from market-makers. Accordingly, we are making strategic adjustments that include the deployment of a complementary second platform targeted at major liquidity providers and market-makers. We believe that this new platform, combined with our experienced sales team and the continued growth in algorithmic trading and desktop traders, has us well-positioned to capitalize on this opportunity. Additionally, we added an industry veteran as Global Head of Electronic Foreign Exchange.

Futures:

Our futures business comprises an order routing service that offers customers access to the futures markets over the eSpeed network, and the ECCO front-end trading software product that provides sophisticated trading tools such as automated spreading. During 2006, we focused on improving the structure and scalability of our current business, as well as investing in new product offerings and services. This investment has produced a new faster order routing connection to the CBOT futures exchange. Enhancements to the ECCO product suite, such as faster links to the Eurex exchange and a new link to the ICE Futures exchange, will allow us to offer customers market leading automated spreading capabilities for both the Eurex and ICE markets. We also improved our support and logging tools providing more efficiency and scalability to our support service.

In addition, we continue to market our unique platform where certain kinds of trading in cash U.S. Governments and futures may be executed simultaneously. This allows us to capture more of a trader’s government bond trades by satisfying futures trading needs on the same platform. Through our ongoing strategy to increase distribution of our front-end products and expansion of our API service for connection of customers’ own applications to the eSpeed network, we aim to further increase volumes traded on the eSpeed network.

Equities:

In January 2007, we announced the formation of Aqua Equities (“Aqua”), an alternative electronic trading platform offering new pools of block liquidity to the global equities markets. Aqua will initially be 51% owned by Cantor and 49% owned by us. Both companies collectively will contribute financial, professional, and technology assets to the new venture, which will include all of eSpeed’s former equities order routing business. We also expect Aqua to offer investment opportunities to a small number of strategic partners. Concurrent with this announcement, Kevin Foley relinquished his role as President of eSpeed, and will lead this initiative as President and CEO of Aqua.

Operations

We remain a leading innovator in the provision of financial product trading technology. In 2006, we devoted significant energy to the development of new and proprietary methods and technologies that we expect to incorporate in new products and product enhancements in 2007 and beyond. We target our innovation to create new opportunities for our clients to gain trading advantage and increase trading profits and to meet new client needs that are generated by the rapid pace of change in their businesses. We believe that such continued delivery of new technologies that add value to our clients will create for us additional trading volume, new revenue opportunities and barriers against competition.

We increased our expenses in 2006 mainly as a result of our continued investment in technology professionals and our London office relocation costs. There were also increased depreciation expenses from IT equipment purchases as we continued to invest in our technical platform to support the growth of our fully-electronic businesses and the continuing growth of our affiliated voice brokerages. Additionally, we recorded increased compensation expenses associated with the adoption of SFAS No. 123(R), Share-Based Payments.

We expect lower revenue and net income for 2007, primarily due to the expiration of the Wagner Patent on February 20, 2007. After this date, the Company will no longer receive revenue or have any expense from this patent. Revenues from the Wagner Patent aggregated $17.9 million, $11.3 million and $9.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, Wagner Patent related amortization expenses were $4.8 million for each of the three years. For 2007, we anticipate expense levels consistent with 2006 as we continue to devote significant resources to the innovation and development of technology to further the evolution of our significant long-term hybrid pipeline and new products.

Critical Accounting Policies and Estimates

The following discussion is based upon our Consolidated Financial Statements and the accompanying Notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to stock-based compensation expense, goodwill and purchased intangible assets valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements and the accompanying Notes thereto.

Related Party Transactions

We share revenues with Cantor, BGC, Freedom and CO2e.com, LLC (“CO2e”). In addition, we provide technology support services to Cantor, BGC, Freedom and CO2e, and Cantor provides administrative services to us.

Since Cantor holds a controlling interest in us, and holds a significant interest in BGC and Freedom, such transactions among and between us and Cantor, BGC, Freedom and CO2e are on a basis that might not be replicated if such services or revenue sharing arrangements were between, or among, unrelated parties.

We recognize Software Solutions fees from related parties based on the allocated portion of our costs of providing services to our related parties. Such allocation of costs requires us to make estimates and judgments as to the equitable distribution of such costs. In addition, we receive administrative services from Cantor, for which we pay a fee based on Cantor’s good faith determination of an equitable allocation of the costs of providing such services. There is no assurance that we could realize such revenues or obtain services, at such costs, if we had to replicate such arrangements with unrelated parties.

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

Goodwill and Indefinite Lived Intangible Assets

We review goodwill and indefinite lived intangible assets for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. Goodwill is no longer amortized, but instead is subject to periodic testing for impairment. Goodwill impairment is determined using a two-step approach. The first step of the goodwill test compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that difference.

Determining the fair value of goodwill assets is judgmental in nature and involves the use of estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates.

Long Lived Assets

We review long-lived assets, such as property, plant, and equipment, and definite lived intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

We recognized impairment charges for long-lived assets of $1.9 million, $2.4 million and $6.3 million for the year ended December 31, 2006, 2005 and 2004, respectively. See Note 4, Fixed Assets, and Note 5, Goodwill and Other Intangible Assets, of the accompanying Notes to the Consolidated Financial Statements for more information regarding these impairment charges.

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Estimates and judgment are required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

RESULTS OF OPERATIONS

Revenues

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31, 2006	Percentage of Total Revenue	Year Ended December 31, 2005	Percentage of Total Revenue	Year Ended December 31, 2004	Percentage of Total Revenue
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$62,084	37.8%	$74,669	48.8%	$108,033	64.9%
Fully electronic transactions with unrelated parties	6,937	4.2%	—	—	—	—

Total fully electronic transactions	69,021	42.0%	74,669	48.8%	108,033	64.9%
Voice-assisted brokerage transactions with related parties	26,043	15.8%	25,192	16.5%	22,125	13.3%
Screen-assisted open outcry transactions with related parties	5,675	3.5%	2,863	1.9%	846	0.5%

Total transaction revenues	100,739	61.3%	102,724	67.2%	131,004	78.7%
Software Solutions fees from related parties	30,445	18.5%	25,818	16.9%	18,642	11.2%
Software Solutions and licensing fees from unrelated parties	16,981	10.4%	15,534	10.2%	13,418	8.0%
Insurance recovery from related parties	3,500	2.1%	1,692	1.1%	—	—
Grant income	3,100	1.9%	—	—	—	—
Gain on sale of investments	—	—	1,015	0.6%	—	—
Interest income	9,541	5.8%	6,160	4.0%	3,445	2.1%

Total revenues	$164,306	100.0%	$152,943	100.0%	$166,509	100.0%

Revenues—Comparison of the years ended December 31, 2006 and 2005

Total transaction revenues

Total transaction revenues for 2006 were $100.7 million compared with $102.7 million in 2005. There were 250 trading days in both years. Total volumes transacted increased by $28,371 billion (approximately $28.4 trillion), or 40.8%, to $97,915 billion (approximately $97.9 trillion) for 2006 from $69,544 billion (approximately $69.5 trillion) for 2005. During 2006, fully electronic, voice-assisted and screen-assisted transaction revenues contributed 68.5%, 25.9% and 5.6% of our total transaction revenues, respectively, compared with 72.7%, 24.5% and 2.8% respectively, in 2005.

Fully electronic transaction revenues with related parties for 2006 were $62.1 million, a $12.6 million or 16.9% decrease from $74.7 million in 2005. This decrease was primarily the result of our customers’ continued transition to fixed fee pricing from a variable fee commission model. This decline was partially offset by higher trading volumes on the eSpeed platform of $42.2 trillion for 2006 compared with $30.9 trillion for 2005.

For the year ended December 31, 2006, fully electronic transaction revenues with unrelated parties were $6.9 million, of which $6.2 million related to Wagner Patent transactions. The Wagner Patent expired on February 20, 2007.

Voice-assisted brokerage revenues with related parties for 2006 were $26.0 million, an increase of 3.4% from $25.2 million in 2005. This increase was primarily due to BGC’s investment and expansion in the voice brokerage business partially offset by the effects of desk consolidations following the Maxcor acquisitions.

Screen-assisted open outcry revenues with related parties for 2006 were $5.7 million, an increase of 98.2% from $2.9 million in 2005. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business and BGC’s trading desks migrating to screen-assisted open outcry from voice only desks.

Our revenues are highly dependent on transaction volume in the global financial product trading markets. Accordingly, among other things, equity and interest rate market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. In addition, a significant amount of our revenues is currently received in connection with our relationship with related parties, primarily BGC.

Software Solutions fees from related parties

Software Solutions fees from related parties for 2006 were $30.4 million compared with $25.8 million in 2005, an increase of 17.9%. This increase resulted from an increase in demand for our support services due to the growth of both the Cantor and BGC businesses.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for 2006 were $17.0 million compared with $15.5 million in 2005, an increase of 9.3%. This increase was primarily due to additional Wagner Patent fees as we earned revenues of approximately $11.7 million in 2006 as compared with $10.0 million in 2005. The Wagner Patent expired on February 20, 2007. While we have some uncertainty regarding our licensing fee revenues, we have a broad intellectual property patent portfolio that we believe is highly valuable. See Note 5, Goodwill and Other Intangible Assets, of the accompanying Notes to Consolidated Financial Statements for further discussion.

Insurance recovery from related parties

In 2006, we recognized a gain of $3.5 million for insurance proceeds received from Cantor related to the September 11 Events. See Note 3, September 11 Events, of the accompanying Notes to Consolidated Financial Statements for a more detailed discussion of the insurance proceeds received. In 2005, we recognized a gain of $1.7 million for insurance proceeds received from Cantor related to the September 11 Events.

Grant income

During the fourth quarter of 2006, we recognized grant income of $3.1 million related to WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program as we met all the various thresholds established in the grant agreements.

Gain on sale of investments

During 2005, we sold the secured convertible bond issued by EasyScreen PLC. As a result, we recorded a pre-tax gain of $1.0 million. There were no gains on sale of investments in 2006.

Interest income

For 2006, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 5.2% compared with 3.3% in 2005. As a result of the increase in the weighted average interest rate and average balances between years, we generated interest income of $9.5 million for 2006 compared with $6.2 million for 2005, an increase of 54.9%.

Revenues—Comparison of the years ended December 31, 2005 and 2004

Transaction revenues with related parties

Total transaction revenues for 2005 were $102.7 million compared with $131.0 million in 2004. There were 250 trading days in both years. Fully-electronic and voice-assisted volumes transacted on our trading system increased by $15,947 billion (approximately $15.9 trillion), or 36.9%, to $59,178 billion (approximately $59.2 trillion) for 2005 from $43,231 billion (approximately $43.2 trillion) for 2004. During 2005, fully electronic and voice assisted transactions contributed 72.7% and 24.5% of our transaction revenues, respectively, compared with 82.5% and 16.9%, respectively, in 2004.

Fully-electronic transaction revenues with related parties for 2005 were $74.7 million, a decrease from $108.0 million in 2004. This decrease was primarily the result of a competitive pricing environment and our customers’ transition to fixed fee pricing from a variable fee commission model. Additionally, in January 2005, we removed the Price Improvement feature from our technology platform, which also contributed to the decrease. This decline was partially offset by an increase in U.S. Treasury volume of 11.5%, or $14.3 trillion, to $138.7 trillion in 2005 from $124.4 trillion in 2004 and by growth in our market position.

Voice-assisted brokerage revenues with related parties for 2005 were $25.2 million, an increase of 13.9% from $22.1 million in 2004. This increase was primarily due to BGC’s investment and expansion in the voice brokerage business, including BGC’s acquisition of Maxcor.

Screen-assisted open outcry revenues with related parties for 2005 were $2.9 million, an increase of 238.4% from $0.8 million in 2004. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business and to BGC’s acquisition of Maxcor and ETC Pollak.

Software Solutions fees from related parties

Software Solutions fees from related parties for 2005 were $25.8 million compared with $18.6 million in 2004, an increase of 38.5%. This increase resulted from an increase in demand for our support services due to the growth of both the Cantor and BGC businesses.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for 2005 were $15.5 million compared with $13.4 million in 2004, a 15.8% increase. This increase was primarily due to incremental revenues generated by our acquisition of ECCO in 2004. Additionally, we earned revenues of approximately $10.0 million associated with the Wagner Patent during 2005. The Wagner Patent expired on February 20, 2007. See Note 5, Goodwill and Other Intangible Assets, of the accompanying Notes to Consolidated Financial Statements for further discussion.

Insurance recovery from related parties

In 2005, we recognized a gain of $1.7 million for insurance proceeds received from Cantor related to the September 11 Events. See Note 3, September 11 Events, of the accompanying Notes to Consolidated Financial Statements for a more detailed discussion of the insurance proceeds received. We had no insurance recovery in 2004.

Gain on sale of investments

During 2005, we sold the secured convertible bond issued by EasyScreen PLC. As a result, we recorded a pre-tax gain of $1.0 million. There were no gains on sale of investments in 2004.

Interest income

For 2005, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 3.3% compared with 1.3% in 2004. As a result of the increase in the weighted average interest rate and average balances between years, we generated interest income of $6.2 million for 2005 compared with $3.4 million for 2004, an increase of 78.8%.

Expenses

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of total expenses for the periods indicated:

	Year Ended December 31, 2006	Percentage of Total Expenses	Year Ended December 31, 2005	Percentage of Total Expenses	Year Ended December 31, 2004	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$52,765	33.5%	$50,633	33.8%	$40,671	32.7%
Amortization of software development costs and other intangible assets	24,047	15.3%	20,134	13.4%	16,235	13.1%
Other occupancy and equipment	37,280	23.7%	30,678	20.5%	25,202	20.3%
Professional and consulting fees	9,464	6.0%	8,788	5.9%	5,594	4.5%
Impairment of long-lived assets	1,861	1.2%	2,386	1.6%	6,268	5.0%
Communications and client networks	8,101	5.2%	8,157	5.4%	6,487	5.2%
Marketing	852	0.5%	1,596	1.1%	1,442	1.2%
Administrative fees to related parties	12,598	8.0%	13,938	9.3%	13,228	10.7%
Amortization of business partner and non-employee securities	19	0.0%	318	0.2%	856	0.7%
Acquisition related costs	2,026	1.3%	3,327	2.2%	—	—
Other	8,289	5.3%	9,896	6.6%	8,219	6.6%

Total operating expenses	$157,302	100.0%	$149,851	100.0%	$124,202	100.0%

Expenses—Comparison of the years ended December 31, 2006 and 2005

Compensation and employee benefits

Compensation costs for 2006 were $52.8 million compared with $50.6 million for 2005. The $2.2 million or 4.2% increase in compensation costs resulted from higher salaries and benefits. Additionally, with the adoption of SFAS No. 123R, Share-Based Payment on January 1, 2006, the Company recognized approximately $0.6 million of SFAS 123R expense in 2006.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, stock based compensation, payroll taxes and costs of employer-provided benefits for our employees.

Amortization of software development costs and other intangibles

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), we capitalize qualifying computer software costs incurred during the application development stage, and amortize them over their estimated useful life of three years on a straight-line basis.

Amortization of software development costs and other intangibles was $24.0 million for 2006, an increase of $3.9 million, or 19.4%, compared with $20.1 million in 2005. This increase was related to accelerated amortization of $1.2 million due to the anticipated early retirement of certain of our internally developed software which was replaced in the second quarter of 2006, continued investment in software development activities during the prior 12 months and the associated increase in the amortization of software development. During the years ended December 31, 2006 and 2005, we recorded Wagner Patent and defense costs amortization of approximately $4.8 million. With our Wagner Patent having expired on February 20, 2007, our Wagner Patent and defense costs will be fully amortized in the first quarter of 2007.

Other occupancy and equipment costs

Occupancy and equipment costs were $37.3 million for 2006, a $6.6 million or 21.5% increase compared with $30.7 million for 2005. The increase was $3.8 million in rent primarily attributable to the relocation of our London offices, and $2.7 million related to increased depreciation and computer expense from IT equipment and fixed asset purchases as we continued to invest in our technical platform to support the growth of our fully-electronic businesses and our affiliated voice brokers.

Occupancy expenditures primarily consisted of the rent and facilities costs of our offices in the New York metropolitan area and London. During the first quarter of 2005, we relocated employees to our new global headquarters at 110 E. 59th Street in New York’s midtown Manhattan, and during the first half of 2006, we relocated our London employees to our new offices located in the Canary Wharf section of London. Occupancy and equipment costs may increase in 2007 as we complete work on our global headquarters and our Northeast data center.

Professional and consulting fees

Professional and consulting fees were $9.5 million for 2006 compared with $8.8 million for 2005, an increase of $0.7 million, or 7.7%. This increase was primarily the result of increased technology consulting expenses during the second half of 2006.

Impairment of long-lived assets

Impairment charges were $1.9 million for 2006 compared with $2.4 million for 2005, a decrease of $0.5 million, or 22.0%. In 2006 and 2005, we incurred impairment charges primarily related to discarded software development and fixed assets no longer in service. For further discussion, see Note 4, Fixed Assets, and Note 5, Goodwill and Other Intangible Assets, of the accompanying Notes to Consolidated Financial Statements.

Communications and client networks

Communications costs were $8.1 million for 2006 compared with $8.2 million in 2005. We anticipate expenditures for communications and client networks may increase in the future as we continue to connect additional customers to our network.

Marketing

Marketing expense in 2006 was $0.9 million compared with $1.6 million in 2005. The decrease of $0.7 million is a result of a decrease in marketing campaigns during 2006.

Administrative fees to related parties

Under The Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor’s administrative services that is utilized by us. Administrative fees to related parties amounted to $12.6 million for 2006, a decrease of $1.3 million, or 9.6%, compared with $13.9 million in 2005.

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

Charges in relation to the amortization of business partner and non-employee securities were $19,000 for 2006 compared with $0.3 million in 2005. The decrease resulted from non-employee options that became fully amortized at the end of the first quarter of 2006.

Acquisition- related costs

During 2006, we recorded $2.0 million of acquisition-related costs with respect to a potential acquisition that we determined not to pursue further at that time. During the comparable period in 2005, we recorded $3.3 million of acquisition-related costs. These costs primarily included legal, advisory and other related expenses.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For 2006, other expenses were $8.3 million, a decrease of $1.6 million, or 16.2%, compared with other expenses of $9.9 million for the comparable period in 2005. This decrease was principally due to lower travel and entertainment related expenses and a collection of a fully reserved receivable of $0.7 million related to a legal settlement with Municipal Partners.

Income taxes

During 2006, we recorded an income tax provision of $2.6 million corresponding to a 37.3% effective tax rate, compared with an income tax provision of $1.0 million corresponding to a 33.9% effective tax rate in 2005.

Our consolidated effective tax rate can vary from period to period depending on, among other factors, permanent differences and the geographic and business mix of our earnings.

Expenses—Comparison of the years ended December 31, 2005 and 2004

Compensation and employee benefits

Compensation costs for 2005 were $50.6 million compared with $40.7 million for 2004. The $9.9 million or 24.5% increase in compensation costs resulted from additional salaries and benefits associated with the hiring of new technology and sales personnel, the full year impact of our senior management hires and of our ECCO acquisition and a transition from a stock option-based to a restricted stock based compensation model.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

Amortization of software development costs and other intangibles

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (“SOP 98-1”), we capitalize qualifying computer software costs incurred during the application development stage, and amortize them over their estimated useful life of three years on a straight-line basis.

Amortization of software development costs and other intangibles was $20.1 million for 2005, an increase of $3.9 million, or 24.0%, compared with $16.2 million in 2004. This increase was primarily related to increased investment in software development activities as we continued to devote significant resources to the innovation and development of technology and protection of our intellectual property portfolio. In addition, the full-year impact from amortization of purchased intangible assets from our ECCO acquisition contributed to the increase. Additionally, during the years ended December 31, 2005 and 2004, we recorded Wagner Patent and defense costs amortization of approximately $4.8 million.

Other occupancy and equipment cost

Occupancy and equipment costs were $30.7 million for 2005, a $5.5 million or 21.7% increase compared with $25.2 million for 2004. This increase was primarily attributable to additional depreciation expense associated with IT equipment purchases and relocation to our permanent corporate headquarters in New York City.

Occupancy expenditures primarily consisted of the rent and facilities costs of our offices in the New York metropolitan area and our offices in London and Tokyo. During the first quarter of 2005, we relocated employees to our new global headquarters at 110 E. 59th Street in New York’s midtown Manhattan.

Professional and consulting fees

Professional and consulting fees were $8.8 million for 2005 compared with $5.6 million for 2004, an increase of $3.2 million, or 57.1%. This increase was primarily the result of legal expenses incurred in connection with patent litigation defense costs.

Impairment of long-lived assets

Impairment charges were $2.4 million for 2005 compared with $6.3 million for 2004, a decrease of $3.9 million, or 61.9%. In 2004, impairment charges were recorded for capitalized costs related to our 580 Patent and removal of the PI software feature. In 2005, we incurred impairment charges for discarded software development and fixed assets no longer in service. For further discussion, see Note 4, Fixed Assets, and Note 5, Goodwill and Other Intangible Assets, of the accompanying Notes to Consolidated Financial Statements.

Communications and client networks

Communications costs were $8.2 million for 2005 compared with $6.5 million in 2004, an increase of $1.7 million, or 25.7%. This increase was primarily due to duplicate communication costs incurred at our temporary and permanent headquarters, and upgraded communications costs at our permanent headquarters. Also in 2005, we incurred additional costs related to the opening of our Chicago data center and our roll-out of a wireless government bond trading solution that allows clients to trade through an eSpeed application on Blackberry devices.

Administrative fees to related parties

Under The Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor’s administrative services that is utilized by us. Administrative fees to related parties amounted to $13.9 million for 2005, an increase of $0.7 million, or 5.4%, compared with $13.2 million in 2004.

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

Charges in relation to the amortization of business partner and non-employee securities were $0.3 million for 2005 compared with $0.9 million in 2004. This $0.6 million decrease resulted primarily from a warrant agreement that became fully amortized at the end of the first quarter of 2004, and thus contributed no amortization expense during 2005.

Acquisition- related costs

During 2005, we recorded $3.3 million of acquisition related costs in connection with our MTS offer. These costs primarily included legal, accounting, advisory and other related expenses. There were no acquisition related costs in 2004.

Other expenses

Other expenses consist primarily of insurance costs, travel, promotional and entertainment expenditures. For 2005, other expenses were $9.9 million, an increase of $1.7 million, or 20.4%, compared with other expenses of $8.2 million for 2004. This increase was principally due to employee recruiting costs, moving expenses related to our new office and travel and entertainment-related expenses.

Income taxes

During 2005, we recorded an income tax provision of $1.0 million corresponding to a 33.9% effective tax rate compared with an income tax provision of $16.5 million corresponding to a 38.9% effective tax rate in 2004. Our consolidated effective tax rate can vary from period to period depending on, among other factors, permanent differences and the geographic and business mix of our earnings.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	Quarterly Market Activity for the Quarters Ended		Yearly Market Activity for the Years Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Volume (in billions)
Fully Electronic Volume—Excluding New Products	$9,813	$7,500	$38,385	$29,009
Fully Electronic Volume—New Products	1,335	539	3,783	1,858

Total Fully Electronic Volume	11,148	8,039	42,168	30,867

Voice—Assisted Volume	7,933	7,608	32,860	28,311
Screen—Assisted Volume	6,111	4,155	22,887	10,366

Total Volume	$25,192	$19,802	$97,915	$69,544

Transaction Count (in billions)
Fully Electronic Transactions—Excluding New Products	1,764,930	1,640,167	7,459,514	5,642,628
Fully Electronic Transactions—New Products	142,239	111,801	552,899	390,001

Total Fully Electronic Transactions	1,907,169	1,751,968	8,012,413	6,032,629

Voice—Assisted Transactions	177,789	193,742	792,159	822,391
Screen—Assisted Transactions	62,977	46,242	268,894	112,123

Total Transactions	2,147,935	1,991,952	9,073,466	6,967,143

eSpeed Equities Direct Access (Number of Shares Traded In Millions)	184	147	770	648
Trading Days	62	61	250	250

U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$30,742	$32,820	$131,410	$138,694
Average Daily U.S. Treasury Volume	$496	$538	$526	$555

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

Quarterly Market Activity

Fully electronic volume on our system, excluding new products, was $9.8 trillion for the quarter ended December 31, 2006, up 30.8% from $7.5 trillion for the quarter ended December 31, 2005. Our combined voice-assisted and screen-assisted volume for the quarter ended December 31, 2006 was $14.0 trillion, an increase of 19.4% from $11.8 trillion for the quarter ended December 31, 2005.

Fully electronic volume on our system for new products, which we define as foreign exchange, interest rate swaps, futures and repos, was $1.3 trillion for the quarter ended December 31, 2006, up 147.7% against the $0.5 trillion for the quarter ended December 31, 2005.

Yearly Market Activity

Fully electronic volume on our system, excluding new products, was $38.4 trillion for the year ended December 31, 2006, up 32.3 percent from $29.0 trillion for the year ended December 31, 2005. Our combined voice-assisted and screen-assisted volume for the year ended December 31, 2006 was $55.7 trillion, an increase of 44.1% from $38.7 trillion for the year ended December 31, 2005.

Fully electronic volume on our system for new products was $3.8 trillion for year ended December 31, 2006, up 103.6% against the $1.9 trillion for the year ended December 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our operating cash flow and strong balance sheet. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At December 31, 2006, we had cash and cash equivalents of $187.8 million, an increase of $9.4 million, or 5.3%, compared with $178.4 million at December 31, 2005.

Operating Activities

Our operating cash flows consist of transaction revenues and Software Solutions fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income. During 2006, our operating activities provided cash of $36.8 million compared with $27.7 million in 2005. For the year ended December 31, 2006 as compared with the year ended December 31, 2005, net income increased approximately $2.3 million. For the year ended December 31, 2006 as compared with the year ended December 31, 2005, depreciation and amortization expense increased $5.6 million due to an increase in the underlying fixed asset base. The $3.5 million insurance recovery included in net income for the year ended December 31, 2006 is presented as part of investing activities in the Statement of Cash Flows as the proceeds will be used to purchase fixed assets. During 2005, we had a gain on sale of an investment of $1.0 million, and no gain or loss on sales of investments during 2006. The change in other assets for the year ended December 31, 2006 as compared with the year ended December 31, 2005 was $4.0 million primarily due to increased receivables related to the licensing of the Wagner Patent which were pre-paid in the prior year. The $12.4 million change in accounts payable and accrued expenses for the year ended December 31, 2006 as compared with the year ended December 31, 2005 was primarily due to deferred income recognized in 2005 and the timing of payments to vendors in 2006. The change in deferred income of $3.1 million from the year ended December 31, 2006 as compared with the year ended December 31, 2005 was a result of recognizing income related to the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program during the fourth quarter of 2006.

In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Joint Services Agreement, remits the amount owed to us. In addition, we have entered into similar services agreements with BGC, Freedom, and CO2e.com. Under the Administrative Services Agreement, the JSA and the services agreements with BGC, Freedom and CO2e.com, any net receivable or payable is settled monthly.

Investing Activities

During 2006, we used cash in investing activities of $28.2 million compared with $30.2 million in 2005. The decrease was due to the receipt of $3.5 million in insurance proceeds related to the replacement of fixed assets lost in the September 11 Events (see Note 3, September 11 Events, of the accompanying Notes to Consolidated Financial Statements for more information regarding the September 11 Events), decreased purchases of fixed assets and lower capitalized software development costs and patent defense costs during 2006 as compared with 2005, offset by the $5.8 million received in 2005 for the sale of the Easyscreen bond.

Financing Activities

During 2006, our financing activities provided cash of $0.8 million compared with cash used for financing activities of $28.7 million in 2005. During 2006, we repurchased less shares of our Class A common stock under our repurchase plan approved by our Board of Directors as compared with the approximate 3.5 million shares of our Class A common stock for a total of $29.2 million that we repurchased during 2005. Our Board of Directors has authorized the repurchase of up to an additional $100 million of our outstanding Class A common stock, of which $58.2 million remained available for repurchase as of December 31, 2006. In the future, we may continue to repurchase shares opportunistically. In addition, proceeds from exercises of employee stock options were higher in 2006, which was partially offset by withholding tax requirements related to the vesting of restricted stock units.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of December 31, 2006, our significant contractual obligations amounted to $76.0 million, consisting of the following payments:

Contractual Obligations	2007	2008	2009	2010	2011	2012 and thereafter
Leases(1)	$3,936	$3,589	$3,589	$3,720	$4,170	$32,913
Purchase Obligations(2)	24,088	—	—	—	—	—

Total Contractual Cash Obligations	$28,024	$3,589	$3,589	$3,720	$4,170	$32,913

(1)	Operating lease obligations were to Cantor, principally related to office space.
(2)	Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, and accrued taxes on our Consolidated Statements of Financial Condition as of December 31, 2006.

As of December 31, 2006, we did not have any long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS 156 is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS 156 will have a material impact on our consolidated financial condition, results of operations or cash flows.

In July 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that the adoption of FIN 48 will have a material impact on our consolidated financial condition, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. We adopted SAB 108 in the fourth quarter of 2006, and SAB 108 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, we had invested $166.0 million of our cash in securities purchased under reverse repurchase agreements, $61.9 million of which is fully collateralized by U.S. government securities and $104.1 million of which is fully collateralized by eligible equity securities, both of which are held in a third-party custodial account. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid. Additionally, as of December 31, 2006, we had invested $17.0 million in a money market fund held at overnight durations. This fund solely invests in short-term U.S. government fixed income securities.

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

We estimate that a hypothetical 10.0% adverse change in foreign exchange rates would have resulted in a decrease in net income in our international operations of $0.9 million for the year ended December 31, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eSpeed, Inc. and Subsidiaries

Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of eSpeed, Inc.:

We have audited the accompanying consolidated statements of financial condition of eSpeed, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of eSpeed, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 15, 2007

eSpeed, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except share and per share data)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$21,838	$37,070
Reverse repurchase agreements with related parties (Note 11)	166,009	141,365

Total cash and cash equivalents	187,847	178,435
Fixed assets, net	57,207	58,291
Investments	7,780	7,742
Goodwill	12,184	12,184
Other intangible assets, net	6,949	11,356
Receivable from related parties (Note 12)	7,145	4,345
Other assets	13,725	8,581

Total assets	$292,837	$280,934

Liabilities and Stockholders’ Equity
Current liabilities:
Payable to related parties (Note 12)	$7,751	$7,588
Accounts payable and accrued liabilities	25,836	19,649

Total current liabilities	33,587	27,237
Deferred income	4,075	7,593

Total liabilities	37,662	34,830

Commitments and contingencies (Note 8)	—	—
Stockholders’ Equity:
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 36,407,138 and 34,387,380 shares issued at December 31, 2006 and 2005, respectively	364	343
Class B common stock, par value $0.01 per share; 100,000,000 shares authorized; 20,497,800 and 22,139,270 shares issued and outstanding at December 31, 2006 and 2005, respectively, convertible to Class A common stock	205	221
Additional paid-in capital	299,682	294,987
Unearned stock-based compensation	—	(1,592)
Treasury stock, at cost: 6,502,230 and 6,488,047 shares of Class A common stock at December 31, 2006 and 2005, respectively	(62,597)	(62,486)
Retained earnings	17,521	14,631

Total stockholders’ equity	255,175	246,104

Total liabilities and stockholders’ equity	$292,837	$280,934

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Transaction revenues
Fully electronic transactions with related parties (Note 12)	$62,084	$74,669	$108,033
Fully electronic transactions with unrelated parties	6,937	—	—

Total fully electronic transactions	69,021	74,669	108,033
Voice-assisted brokerage transactions with related parties (Note 12)	26,043	25,192	22,125
Screen-assisted open outcry transactions with related parties (Note 12)	5,675	2,863	846

Total transaction revenues	100,739	102,724	131,004
Software Solutions fees from related parties (Note 12)	30,445	25,818	18,642
Software Solutions and licensing fees from unrelated parties	16,981	15,534	13,418
Insurance recovery from related parties (Note 3)	3,500	1,692	—
Grant income	3,100	—	—
Gain on sale of investments	—	1,015	—
Interest income	9,541	6,160	3,445

Total revenues	164,306	152,943	166,509

Expenses:
Compensation and employee benefits	52,765	50,633	40,671
Occupancy and equipment:
Amortization of software development costs and other intangible assets	24,047	20,134	16,235
Other occupancy and equipment	37,280	30,678	25,202
Professional and consulting fees	9,464	8,788	5,594
Impairment of long-lived assets	1,861	2,386	6,268
Communications and client networks	8,101	8,157	6,487
Marketing	852	1,596	1,442
Administrative fees to related parties (Note 12)	12,598	13,938	13,228
Amortization of business partner and non-employee securities	19	318	856
Acquisition-related costs	2,026	3,327	—
Other expenses	8,289	9,896	8,219

Total operating expenses	157,302	149,851	124,202

Income before income taxes	7,004	3,092	42,307
Provision for income taxes	2,614	1,048	16,457

Net income	$4,390	$2,044	$25,850

Per share data:
Basic earnings per share	$0.09	$0.04	$0.47

Diluted earnings per share	$0.09	$0.04	$0.46

Basic weighted average shares of common stock outstanding	50,214	51,349	54,978

Diluted weighted average shares of common stock outstanding	51,258	52,066	56,318

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

eSpeed, Inc. & Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$4,390	$2,044	$25,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,701	31,085	24,060
Gain on insurance recovery from related parties (Note 3)	(3,500)	—	—
Stock-based compensation	2,418	2,219	1,104
Impairment of long lived assets	1,861	2,386	6,268
Equity in net (loss) income of unconsolidated investments	(38)	142	116
Loss on disposal of property	127	—	—
Gain on sale of investments	—	(1,015)	—
Deferred income tax (benefit) expense	(383)	592	(1,169)
Tax benefit from stock option and warrant exercises	305	116	1,037
Excess tax benefit from stock-based compensation	(11)	—	—
Deferred compensation plan expense	138	250	174
Changes in operating assets and liabilities, net of effect of business acquisitions:
Receivable from related parties (Note 12)	(2,773)	(2,706)	(112)
Other assets	(5,141)	(1,126)	(6,171)
Payable to related parties (Note 12)	163	475	790
Accounts payable and accrued expenses	6,056	(6,361)	4,188
Deferred income	(3,518)	(418)	8,011

Net cash provided by operating activities	36,795	27,683	64,146

Cash flows used in investing activities:
Purchase of fixed assets	(13,241)	(15,360)	(15,124)
Capitalization of software development costs	(17,213)	(18,840)	(19,575)
Capitalization of patent defense and registration costs	(1,270)	(1,837)	(5,689)
Insurance recovery from related parties (Note 3)	3,500	—	—
Purchase of investment and acquisition, net of cash acquired	—	—	(13,995)
Proceeds from sale of investment	—	5,840	—

Net cash used in investing activities	(28,224)	(30,197)	(54,383)

Cash flows provided by (used in) financing activities:
Repurchase of Class A common stock	(93)	(29,197)	(31,878)
Proceeds from exercises of stock options and warrants	1,346	458	2,239
Excess tax benefit from stock-based compensation	11	—	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(423)	—	—
Receivable from broker on stock option exercises	—	—	1,064

Net cash provided by (used in) financing activities	841	(28,739)	(28,575)

Net increase (decrease) in cash and cash equivalents	9,412	(31,253)	(18,812)

Cash and cash equivalents at beginning of period	37,070	19,884	55,318
Reverse repurchase agreements with related parties at beginning of period (Note 11)	141,365	189,804	173,182

Total cash and cash equivalents at beginning of period	178,435	209,688	228,500

Cash and cash equivalents at end of period	21,838	37,070	19,884
Reverse repurchase agreements with related parties at end of period (Note 11)	166,009	141,365	189,804

Cash and cash equivalents at end of period	$187,847	$178,435	$209,688

Supplemental cash information:
Cash paid for income taxes	$2,131	$206	$16,655
Deemed dividend to Cantor (Note 5)	1,500	—	—
Contribution of license from Cantor (Note 5)	1,500	—	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands, except share amounts)

	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Unearned stock-based compensation	Treasury Stock	Retained (Deficit) Earnings	Total Stockholders’ Equity
Balance, January 1, 2004	$80	$310	$251	$287,593	$(1,192)	$(2,094)	$(13,263)	$271,685
Retirement of preferred stock	(80)	—	—	80	—	—	—	—
Conversion of Class B common stock to Class A common stock, 3,000,000 shares	—	30	(30)	—	—	—	—	—
Issuance of Class A common stock from exercises of options and warrants, 275,617 shares	—	3	—	2,239	—	—	—	2,242
Tax benefit from stock option and warrant exercises	—	—	—	1,037	—	—	—	1,037
Amortization of business partner and non-employee securities	—	—	—	—	856	—	—	856
Issuance of Class A common stock for Deferral Plan
Match, 6,670 shares and other, net	—	—	—	174	—	—	—	174
Grant of restricted stock units	—	—	—	2,992	(2,992)	—	—	—
Amortization of employee stock based compensation	—	—	—	—	248	—	—	248
Repurchase of Class A common stock, 2,896,416 shares	—	—	—	—	—	(31,878)	—	(31,878)
Net income	—	—	—	—	—	—	25,850	25,850

Balance, December 31, 2004	$—	$343	$221	$294,115	$(3,080)	$(33,972)	$12,587	$270,214
Issuance of Class A common stock from exercises of options and warrants, 89,852 shares	—	—	—	458	—	—	—	458
Tax benefit from stock option and warrant exercises	—	—	—	116	—	—	—	116
Amortization of business partner and non-employee securities	—	—	—	—	318	—	—	318
Class A common stock for Deferral Plan match	—	—	—	250	—	—	—	250
Grant of restricted stock units	—	—	—	1,090	(1,090)	—	—	—
Amortization of employee stock-based compensation	—	—	—	—	1,901	—	—	1,901
Forfeiture of restricted stock units	—	—	—	(217)	217	—	—	—
Vesting of restricted stock units, 92,805 shares	—	—	—	(825)	—	825	—	—
Shares of common stock used to satisfy tax withholding obligations, 32,766 shares	—	—	—	—	142	(398)	—	(256)
Repurchase of Class A common stock, 3,456,275 shares	—	—	—	—	—	(28,941)	—	(28,941)
Net income	—	—	—	—	—	—	2,044	2,044

Balance, December 31, 2005	$—	$343	$221	$294,987	$(1,592)	$(62,486)	$14,631	$246,104

	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Unearned stock-based compensation	Treasury Stock	Retained (Deficit) Earnings	Total Stockholders’ Equity
Tax benefit from stock based compensation	—	—	—	$305	—	—	—	$305
Issuance of Horizon warrants	—	—	—	3,000	—	—	—	3,000
Horizon deemed dividend	—	—	—	—	—	—	$(1,500)	(1,500)
Conversion of Class B common stock to Class A common stock, 1,641,470 shares	—	$16	$(16)	—	—	—	—	—
Issuance of treasury shares, 38,056 shares	—	—	—	(354)	—	$354	—	—
Vesting of restricted stock units, 173,377 shares	—	2	—	(2)	—	—	—	—
Exercise of employee stock options, 204,911 shares	—	3	—	1,343	—	—	—	1,346
Reclassification of unearned compensation upon adoption of FAS 123R	—	—	—	(1,592)	$1,592	—	—	—
Amortization of restricted stock units and stock options	—	—	—	1,954	—	—	—	1,954
Cancellation of restricted stock units in satisfaction of withholding tax requirements	—	—	—	(423)	—	—	—	(423)
Non-cash charge for Cantor partnership units	—	—	—	464	—	—	—	464
Repurchase of Class A common stock, 52,239 shares	—	—	—	—	—	(465)	—	(465)
Net income	—	—	—	—	—	—	4,390	4,390

Balance, December 31, 2006	$—	$364	$205	$299,682	$—	$(62,597)	$17,521	$255,175

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

eSpeed, Inc. (“eSpeed” or the “Company”) primarily engages in the business of operating interactive electronic marketplaces designed to enable market participants to trade financial and non-financial products.

The Company commenced operations on March 10, 1999 and is a subsidiary of Cantor Fitzgerald, L.P. (“Cantor”). The Company is a Delaware corporation that was incorporated on June 3, 1999. In December 1999, the Company completed its initial public offering.

The Company’s Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has more than a 50% equity ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of these Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from the estimates included in these Consolidated Financial Statements.

Revenue Recognition:

Transaction Revenues: The Company derives transaction revenues from related and unrelated parties. The Company’s related party transaction revenues, which consist of fully electronic, voice-assisted brokerage and screen-assisted open outcry transaction revenues, are generated when Cantor clears and/or transacts trades on or with the assistance of the Company’s trading platform. Related party transaction revenues are determined based on revenue sharing arrangements and commission rates negotiated with Cantor (see Note 12, Related Party Transactions, for more information regarding such negotiated revenue sharing arrangements and commission rates for these transactions). Unrelated party transaction revenues, which consist of fully electronic transaction revenues, are generated from transactions that are neither cleared nor transacted by Cantor. In the case of fixed fee contracts, transaction revenues are recognized ratably over the term of the contract. All other transaction revenues are recognized on a trade date basis.

Software Solutions fees: Pursuant to various services agreements, the Company recognizes fees from related parties in amounts generally equal to its actual direct and indirect costs, including overhead, of providing such services at the time when such services are performed. For specific technology support functions that are both utilized by the Company and provided to related parties, the Company allocates the actual costs of providing such support functions based on the relative usage of such support services by each party. In addition, certain clients of the Company provide online access to their customers through use of the Company’s electronic trading platform. The Company receives up-front and/or periodic fees from unrelated parties for the use of the Company’s platform. Such fees are deferred, and included in the accompanying Consolidated Statements of Financial Condition under the caption “Deferred Income”, and recognized as revenue ratably over the term of the licensing agreement. The Company also receives fees for its front-end trading software and patent licenses from unrelated parties. Such fees are recognized as income ratably over the license period.

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of securities purchased under agreements to resell (reverse repurchase agreements) transacted on an overnight basis for the purpose of cash management and money market Treasury funds (see Note 11, Reverse Repurchase Arrangements, for more information regarding the Company’s reverse repurchase arrangements).

Restricted Cash: The Company’s restricted cash consists of $2.1 million which has been placed in an escrow account, classified as “Other assets” on the accompanying Consolidated Statements of Financial Condition, pending the resolution of a legal matter related to the acquisition of ECCO.

Fixed Assets: Fixed assets are carried at cost net of accumulated depreciation. Fixed assets, principally composed of computers, communication equipment and software, are depreciated over their estimated economic useful lives (generally three to seven years) using the straight-line method. Internal and external direct costs of application development and of obtaining software for internal use are capitalized and amortized over their estimated economic useful life (generally three years) on a straight-line basis. Leasehold improvements are amortized over their estimated economic useful lives, or the remaining lease term, whichever is shorter. Routine repairs and maintenance are expensed as incurred.

Investments: The Company’s investments in which it does not have a controlling interest or is not the primary beneficiary are accounted for under the equity method. The Company’s Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, the Company would also consolidate any variable interest entities (“VIEs”) of which it is the primary beneficiary. The Company is currently not the primary beneficiary of any such entities and therefore does not include any VIEs in its Consolidated Financial Statements.

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

Long Lived Assets: The Company periodically evaluates potential impairment of long lived assets and definite lived intangibles when a change in circumstances occurs, by applying the concepts of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), and assessing whether the unamortized carrying amount can be recovered over the remaining life through the undiscounted future expected cash flows generated by the underlying assets. If the undiscounted future cash flows are less than the carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. See Note 4, Fixed Assets, for information regarding asset impairment charges recognized by the Company.

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Indefinite Lived Intangible Assets: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. As prescribed in SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other indefinite lived intangible assets are no longer amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. The Company determined that there was no impairment to goodwill and indefinite lived intangible assets during the years ended December 31, 2006, 2005 and 2004.

Stock-Based Compensation: Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), under which the Company recorded no expense for stock options issued to employees, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective method. The Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Under the modified prospective method, stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The grant-date fair value of stock-based payments is amortized to expense ratably over the awards’ vesting periods. SFAS 123R also requires that the Company record an expense for liability awards at fair value each reporting period and that the change in fair value be reflected as stock-based compensation expense in the Company’s Consolidated Statements of Income. As stock-based compensation expense recognized in the Consolidated Statement of Income for the year ended December 31 2006 is based on awards ultimately expected to vest, it has been reviewed for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 148, Accounting for Stock-Based Compensation—Transition, for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company accounts for stock issued to non-employees and business partners in accordance with the provisions of SFAS 123R and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18”). SFAS 123R states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of consideration received or the fair value of the equity instruments issued, whichever is more readily reliably measurable. Under the guidance in EITF 96-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 decreased approximately $0.6 million and $0.4 million, respectively, as compared with accounting for stock-based compensation under APB 25. The after-tax impact of stock-based compensation recorded pursuant to SFAS 123R resulted in $0.01 less in basic net income per share and no change in diluted net income per share for the year ended December 31, 2006.

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS 123R, the Company reported all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that cash flows resulting from the tax benefits to be realized in excess of the compensation expense recognized in the consolidated statements of income before considering the impact of stock options that expire unexercised or forfeited (the “excess tax benefit”) be classified as financing cash flows. The excess tax benefit of approximately $11,000 currently classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net income and net income per share if the Company had applied in its Consolidated Statements of Income the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the years ended December 31, 2005 and 2004, respectively. For purposes of this pro forma disclosure, options granted subsequent to December 31, 2005 are not considered, the value of the options is estimated using a Black-Scholes option-pricing formula and the expense is amortized ratably over the options’ vesting periods.

	Year Ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$2,044	$25,850
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $4,526, and $12,775 of taxes for the years ended December 31, 2005 and 2004, respectively	(8,828)	(19,978)

Net (loss) income, pro forma	$(6,784)	$5,872

Earnings (loss) per share:
Basic—as reported	$0.04	$0.47
Basic—pro forma	$(0.13)	$0.11

Diluted—as reported	$0.04	$0.46
Diluted—pro forma	$(0.13)	$0.10

In response to the changes in accounting rules pursuant to SFAS 123R during the fourth quarter of 2004 the Company’s Board of Directors accelerated the vesting of unvested “out-of-the-money” stock options previously awarded to employees and officers. Under the intrinsic value method, there was no compensation expense associated with this action as the strike prices related to the accelerated options were above the fair market value of the Company’s common stock on the day the acceleration was affected. As a result, options to purchase approximately 3.3 million shares with a fair value of $8.9 million became exercisable. This has been reflected in the above pro forma table as additional compensation expense for the year ended December 31, 2004. On March 8, 2005, the Company’s Board of Directors accelerated the vesting of additional 3.0 million unvested “out of the money” stock options with a fair value of $8.7 million, net of tax, previously awarded to officers and employees. This has been reflected in the above pro forma table as additional compensation expense for the year ended December 31, 2005. As a result of these accelerations, the Company did not recognize stock-based after-tax compensation expense of approximately $15.2 million in 2006 and will not recognize stock-based after-tax compensation expense of approximately $2.0 million in 2007 and $0.4 million in 2008.

Income Taxes: Income taxes are accounted for using the asset and liability method, as prescribed in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized. See Note 7, Income Taxes, for more information related to the Company’s deferred tax assets and liabilities.

Recent Accounting Pronouncements

SFAS No. 155: In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS 155 will have a material impact on its consolidated financial condition, results of operations or cash flows.

SFAS No. 156: In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS 156 is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS 156 will have a material impact on its consolidated financial condition, results of operations or cash flows.

FIN No. 48: In July 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of FIN 48 will have a material impact on its consolidated financial condition, results of operations or cash flows.

SAB No. 108: In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. The Company adopted SAB 108 in the fourth quarter of 2006, and SAB 108 did not have a material impact on its consolidated financial condition, results of operations or cash flows.

SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157.

SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

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

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. As of December 31, 2006, the Company estimates that it has replaced assets with an aggregate cost of approximately $22.2 million. During 2006 and 2005, the Company recorded gains for insurance recovery proceeds from Cantor of $3.5 million and $1.7 million, respectively. These proceeds were recognized as income in the accompanying Consolidated Statements of Income under the caption “Insurance recovery from related parties”. As the Company completes the move into its new global headquarters during 2007, it is nearing the end of the replacement of the destroyed assets.

In December 2004 and early 2003, Cantor and one of its affiliates received grants from the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program. Both grant agreements contain certain recapture terms and contingencies, primarily in relation to establishing and maintaining premises and maintaining certain levels of employment in New York City in the future. In October 2004, the Company’s Audit Committee approved the allocation by Cantor of a $3.1 million share of the WTC Business Recovery from Disproportionate Loss Program grant to the Company. During the fourth quarter of 2006, as a result of the Company’s meeting all the various thresholds established in the grant agreements, the Company recognized $3.1 million of grant income as revenue in the accompanying Consolidated Statements of Income. This amount was included in “Deferred income” on the Consolidated Statements of Financial Condition as of December 31, 2005.

4. Fixed Assets

Fixed assets, net consisted of the following:

	At December 31,
	2006	2005
	(in thousands)
Computer and communication equipment	$53,305	$46,237
Software, including software development costs	96,036	79,872
Leasehold improvements and other fixed assets	4,887	3,483

	154,228	129,592
Less: accumulated depreciation and amortization	(97,021)	(71,301)

Fixed assets, net	$57,207	$58,291

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $12.7 million, $10.9 million and $8.4 million for 2006, 2005 and 2004, respectively, and is included in the accompanying Consolidated Statements of Income under the caption “Other occupancy and equipment”.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. During the years ended December 31, 2006, 2005 and 2004, software development costs totaling $17.2 million, $18.8 million and $19.6 million, respectively, were capitalized. For the years ended December 31, 2006, 2005 and 2004, the Company’s Consolidated Statements of Income included $16.9 million, $13.2 million and $10.0 million, respectively, in relation to the amortization of software development costs. The amortization of software development costs for year ended December 31, 2006 included approximately $1.2 million of accelerated amortization due to the anticipated early retirement of certain of the Company’s internally developed software which was replaced in the second quarter of 2006. The years ended December 31, 2005 and 2004 do not include any accelerated amortization charges.

Impairment charges of $1.8 million, $2.4 million and $0.7 million were recorded during the years ended December 31, 2006, 2005 and 2004, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service.

Impairment charges related to capitalized software and fixed assets are recorded under the caption “Impairment of long-lived assets” in the accompanying Consolidated Statements of Income.

5. Goodwill and Other Intangible Assets

Goodwill

Goodwill at December 31, 2006 and 2005 in the amount of $12.2 million represents the goodwill that was recorded in connection with the acquisition of ECCO in October 2004 as more fully discussed in Note 9, Acquisition.

Other Intangible Assets

Other intangible assets, net at December 31 consisted of the following (in thousands):

	2006			2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents, including capitalized legal costs	$30,970	$(27,102)	$3,868	$29,827	$(20,782)	$9,045
Acquired intangibles:
Existing technology	2,832	(1,251)	1,581	2,832	(684)	2,148
Customer contracts	412	(412)	—	412	(249)	163

Total intangible assets subject to amortization	$34,214	$(28,765)	$5,449	$33,071	$(21,715)	$11,356

Horizon license	1,500	—	1,500	—	—	—

Total other intangible assets	$35,714	$(28,765)	$6,949	$33,071	$(21,715)	$11,356

During the years ended December 31, 2006, 2005 and 2004, the Company recorded intangible amortization expense of $7.1 million, $7.0 million and $6.2 million, respectively, under the caption “Amortization of software

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development costs and other intangible assets” in the accompanying Consolidated Statements of Income. The estimated aggregate amortization expense for each of the next five fiscal years is as follows: $2.6 million in 2007, $1.4 million in 2008, $0.8 million in 2009, $0.1 million in 2010 and $0.1 million in 2011.

Patents

Wagner Patent: In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the “Wagner Patent”) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from ETS for an initial payment of $1.75 million in cash and 24,334 shares of the Company’s Class A common stock valued at $0.5 million. In order to perfect and defend the Company’s rights under the Wagner Patent, the Company has incurred substantial legal costs. As of December 31, 2006 and 2005, the Company had a capitalized balance of approximately $21.1 million of related legal costs. The Company recorded amortization expense of $4.8 million for each of the three years ended December 31, 2006, 2005 and 2004. The carrying value of the Wagner Patent, including such legal costs, was $0.6 million and $5.4 million at December 31, 2006 and 2005, respectively.

During the years ended December 31, 2006, 2005 and 2004, the Company recognized revenue from the Wagner Patent of $11.7 million, $10.0 million and $9.7 million, respectively, which was included in “Software Solutions and licensing fees from unrelated parties” in the accompanying Consolidated Statements of Income. Additionally, the Company recognized transaction revenues of $6.2 million and $1.3 million for the years ended December 31, 2006 and 2005, respectively. There was no transaction revenue in 2004 associated with the Wagner Patent. The Wagner Patent expired on February 20, 2007.

Lawrence Patent: In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the “Lawrence Patent”) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014. The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company’s Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. During the second quarter of 2005, the Company entered into an Amendment Agreement to amend the Purchase Agreement related to the Lawrence Patent. Pursuant to the Amendment Agreement, the Company will be required to pay $0.5 million over four years. Additional payments are contingent upon the generation of related revenues. The carrying value of the Lawrence Patent was $1.1 million and $1.2 million at December 31, 2006 and 2005, respectively.

Automated Auction Protocol Processor Patent: In May 2003, US Patent No. 6,560,580 (the “580 patent”) was issued to Cantor for an Automated Auction Protocol Processor. The Company is the exclusive licensee of the 580 patent, which expires in 2016. Under the Amended and Restated Joint Services Agreement between the Company and Cantor, the Company is responsible for bearing the costs associated with enforcing its rights under this patent. At December 31, 2004, the Company recorded an impairment charge of $5.5 million, under the caption “Impairment of long lived assets” in the accompanying Consolidated Statements of Income, related to the 580 Patent as further discussed in Note 8, Commitments and Contingencies.

Other: The Company incurred costs in connection with various patent applications. The Company capitalized $1.3 million and $1.7 million of such legal costs for the years ended December 31, 2006 and 2005, respectively. The carrying value of the capitalized costs related to patent applications was $2.1 million and $2.4 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the Company recorded an impairment charge of $0.1 million, under the caption “Impairment of long lived assets” in the accompanying Consolidated Statement of Income, related to certain patents.

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired Intangible Assets

In connection with the acquisition described in Note 9, Acquisition, the Company recorded $3.2 million of purchased intangibles. The purchased intangibles consist of $2.8 million in existing technology and $0.4 million of customer contracts, which are amortized on a straight-line basis over their estimated useful lives of five years and two years, respectively. The carrying value of the purchased intangibles was $1.6 million and $2.3 million as of December 31, 2006 and 2005, respectively.

Horizon License

In February 2006, in conjunction with Cantor’s acquisition of IDT Horizon GT, Inc., a Delaware Corporation (“Horizon”), the Company entered into a software license agreement (the “Horizon License”) with Horizon, pursuant to which Horizon granted the Company a perpetual, fully paid-up, non-transferable (except to affiliates of the Company) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities. Management has estimated the fair value of the Horizon License at $1.5 million. The Horizon License permits the Company to use the software worldwide in connection with the processing of trades in the Company’s product offerings, provided that the software may not be used for the processing of the business of any other person, firm or entity. The Horizon License provides that, in the event Cantor sells the Horizon business, Cantor will pay the Company an amount equal to 23% of the total consideration received in connection with such sale, up to a maximum of $1.5 million. Due to the perpetual nature of the Horizon License, it will not be amortized, but rather will be tested for impairment at least annually pursuant to the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. The Company treated the $1.5 million payment for the Horizon License as a deemed dividend to Cantor. In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant to acquire 312,937 shares of Class A common stock of the Company, which warrant was not transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87.

6. Other Supplementary Balance Sheet Information

Other assets consisted of the following at December 31:

	2006	2005
	(in thousands)
Licensing fees and other receivables	$8,157	$3,590
Pre-paid expenses	3,140	2,480
Restricted cash	2,129	2,129
Other assets	299	382

	$13,725	$8,581

Accounts payable and accrued liabilities consisted of the following at December 31:

	2006	2005
	(in thousands)
Deferred income	$1,748	$2,151
Current income tax payable	1,198	842
Deferred tax liability	3,421	3,804
Other taxes payable	2,579	1,613
Accrued professional fees	6,193	3,551
Bank overdraft	1,763	513
Other accrued liabilities	8,934	7,175

	$25,836	$19,649

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income Taxes

The provision/(benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current
U.S. federal	$2,273	$77	$14,617
U.S. state and local	614	205	2,912
Foreign	110	133	97

	2,997	415	17,626

Deferred
U.S. federal	(319)	492	(988)
U.S. state and local	(69)	120	(187)
Foreign	5	21	6

	(383)	633	(1,169)

Income tax provision	$2,614	$1,048	$16,457

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,
	2006	2005
	(in thousands)
Deferred tax assets
Non-deductible warrant expense	$12,340	$12,252
Basis difference of investments	1,820	1,793
Non-employee stock options	1,128	1,120
Foreign	1,600	1,616
Other deferred and accrued expenses	4,331	3,789

Total deferred tax assets	21,219	20,570

Valuation allowance	(13,421)	(13,337)

Net deferred tax assets	7,798	7,233

Deferred tax liability
Software capitalization	9,685	10,094
Gain on replacements of assets	1,942	667
Depreciation of fixed assets	(485)	200
Other	77	76

Total deferred tax liability	11,219	11,037

Net deferred tax liability	$(3,421)	$(3,804)

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As reflected in the above table, the Company established a valuation allowance against the net deferred tax assets of $13.4 million and $13.3 million at December 31, 2006 and 2005, respectively. The valuation allowance primarily relates to non-deductible warrant expenses and net operating loss carry-forwards where it appears, more likely than not, that such item will not be realized in the future.

Additionally, tax benefits associated with employee stock option and business partner warrant exercises served to reduce taxes currently payable.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Federal income tax expense at 35% statutory rate	$2,297	$1,117	$14,808
State taxes, net of federal benefit	354	211	1,783
Foreign income tax benefit	(1,503)	(1,435)	(1,485)
Increase (decrease) in valuation allowance for deferred items currently recognized	71	102	(112)
Tax benefit of net operating loss not currently recognized	1,589	1,589	1,588
Other benefit	(194)	(536)	(125)

	$2,614	$1,048	$16,457

8. Commitments and Contingencies

Commitments

Under the Administrative Services Agreement, the Company is obligated to Cantor for rental payments under Cantor’s various non-cancelable leases with third parties, principally for office space and computer equipment, expiring at various dates through 2020. Certain of these leases have renewal terms at the Company’s option and/or escalation clauses (primarily based on the Consumer Price Index).

During 2005, the Company established a new global headquarters with Cantor at 110 East 59th Street in New York’s midtown Manhattan. Under the Administrative Services Agreement, the Company is obligated to Cantor for its pro rata portion (based on square footage used) of rental payments during the 16-year term of the lease for the new headquarters.

During 2006, Cantor and the Company established new offices at 40 Bank Street in London. Under the Administrative Services Agreement, eSpeed is obligated to Cantor for its pro rata portion (based on square footage used) of rental payments during the term of the lease for the new office space. The Company also established a new data center in Chicago, Illinois during 2005.

Minimum lease payments under these arrangements for the years ending December 31, (in thousands):

2007	$3,936
2008	3,589
2009	3,589
2010	3,720
2011	4,170
Thereafter	32,913

Total	$51,917

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense under all operating leases for the years ended December 31, 2006, 2005 and 2004 was $6.7 million, $6.4 million and $6.4 million, respectively.

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

Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. At December 31, 2006, there were no material legal contingencies for which the Company can estimate a possible loss or a range of losses.

In June 2003, the Company filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, “BrokerTec”), in the United States District Court for the District of Delaware. The suit centers on BrokerTec’s and Garban’s alleged infringement of the 580 Patent issued on May 6, 2003, which expires in 2016, with respect to which the Company is the exclusive licensee. The 580 Patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. In a pre-trial ruling on February 7, 2005, the Court ruled that the BrokerTec ETN did not infringe the Company’s 580 Patent. On February 22, 2005, the jury found that the Garban GTN did infringe the Company’s 580 Patent, but that there was a deficiency in the application which led to the 580 Patent. In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. Final judgment was entered on April 3, 2006. By notice dated April 27, 2006, the Company appealed to the U.S. Court of Appeals for the Federal Circuit. Briefing of the appeal was completed on October 20, 2006. Oral arguments were held on January 8, 2007.

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against the Company. In its complaint, TT alleged that the Company infringed U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International and EccoWare LLC as defendants in a second amended complaint. On January 5, 2006, the Company answered TT’s second amended complaint in which the Company denied the infringement allegations and the Company filed an amended counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. Discovery is ongoing, and the Court consolidated for certain discovery and Markman hearing purposes the case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that the Company correctly defined several of the patents’ key terms. The Court’s ruling supports the Company’s consistent position that eSpeed and ECCO’s products fall outside the scope of Trading Technologies’ patents. However, the litigation is ongoing, and as with all litigation, the outcome is uncertain. Consequently, if TT ultimately prevails, the Company may be required to pay TT damages and/or certain costs and expenses, and the Company may be forced to modify or withdraw certain products from

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the market. Currently the trial date is set for June 7, 2007. Both parties requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. The Company is unable to estimate a possible loss or range of losses in connection with this matter.

In addition to the matters discussed above, the Company is involved in other legal proceedings that have arisen in the ordinary course of business. None of the currently pending matters is expected to have a material adverse impact on the Company’s financial position but may be material to the Company’s results of operations or cash flows in a given period.

9. Acquisition

In October 2004, the Company acquired all of the outstanding stock of United Kingdom-based ECCO. ECCO is a highly specialized software developer focused on the financial markets. Under the terms of the agreement, the Company acquired ECCO for approximately $13.6 million in cash and has issued approximately 274,000 shares and may issue an additional 80,104 shares of the Company’s Class A common stock subject to compliance with the terms of the purchase agreement, including certain restrictive covenants. In addition, $2.1 million of additional consideration has been placed in an escrow account, classified as “Other assets” on the accompanying Consolidated Statements of Financial Condition, pending the resolution of a legal matter.

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

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Investments

Investments consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Freedom International Brokerage	$7,043	$7,032
EIP Holdings	734	707
Tradespark	3	3

Total Investments	$7,780	$7,742

Freedom: The Company and Cantor formed a limited partnership (the “LP”) to acquire an interest in Freedom International Brokerage (“Freedom”), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company. In April 2001, the Company contributed 310,769 shares of its Class A common stock, valued at approximately $7.0 million, to the LP as a limited partner, which entitles the Company to 75.0% of the LP’s capital interest in Freedom. The Company shares in 15.0% of the LP’s cumulative profits but not in cumulative losses. Cantor contributed 103,588 shares of the Company’s Class A common stock as the general partner. Cantor is allocated all of the LP’s cumulative losses and 85.0% of the cumulative profits. The LP exchanged the 414,357 shares for a 66.7% interest in Freedom. As more fully discussed in Note 14, Stock-Based Compensation, the Company also issued certain warrants in relation to this investment.

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

For the years ended December 31, 2006, 2005 and 2004, the Company’s share of Freedom’s net income (loss) was approximately $11,000, ($16,000) and ($54,000), respectively, and is included under the caption “Other expenses” in the accompanying Consolidated Statements of Income.

Tradespark: The Company has a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings. The Company’s net income (loss) from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $27,000, $6,000 and $(62,000) for the years ended December 31, 2006, 2005 and 2004, respectively, and is included under the caption “Other expenses” in the accompanying Consolidated Statements of Income.

11. Reverse Repurchase Agreements

Cash and cash equivalents at December 31, 2006 and 2005 included $166.0 million and $141.4 million, respectively, of reverse repurchase agreements with Cantor. The Company enters into reverse repurchase agreements with Cantor as short-term investments as part of its overall cash management strategy. The

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s reverse repurchase agreements mature on a next day basis. Interest rates for the reverse repurchase agreements are reset daily and approximate market rates, which are based on the Fed Funds Rate and the quality of the underlying collateral.

Reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at fair value, approximated by the contractual amount for which the securities can be resold, including accrued interest. It is the Company’s policy to require collateral with a market value equal to or in excess of the principal amount deposited. All collateral is held in third-party custodial accounts. The value and eligibility of the collateral deposited are determined daily by the third-party custodian, and the Company may require Cantor to deposit additional collateral or return amounts deposited when appropriate. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are not permitted to be resold or repledged. Cash and collateral for each reverse repurchase agreement are settled daily. Of the $166.0 million held in reverse repurchase agreements at December 31, 2006, $61.9 million is fully collateralized by U.S. government securities and $104.1 million is fully collateralized by eligible equity securities. The fair value of such collateral at December 31, 2006 and 2005 totaled $177.5 million and $150.7 million, respectively.

12. Related Party Transactions

A significant amount of the Company’s revenues, expenses, assets and cash flows is dependent on related party transactions with Cantor, BGC, Freedom, and CO2e.com, LLC (“CO2e”).

JOINT SERVICES AGREEMENT

Under the Amended and Restated Joint Services Agreement, dated October 1, 2005 (the “JSA”), with Cantor, as well as under services agreements with Freedom and CO2e, the Company owns and operates the electronic trading systems and is responsible for providing electronic brokerage services, and Cantor and BGC, Freedom and CO2e provide voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. The Company’s agreement with Cantor provides for a perpetual term.

REVENUE SHARING ARRANGEMENTS

Under the JSA, as well as under services agreements with BGC, Freedom and CO2e, the Company owns and operates the electronic trading systems and is responsible for providing electronic brokerage services, and BGC, Freedom, and CO2e, provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions in U.S. Treasuries, the Company receives 65% of the transaction revenues and Cantor, BGC or Freedom receives 35% of the transaction revenues. For a four year period beginning on July 1, 2006, the 65%/35% revenue share between eSpeed and Freedom is paid on net transaction revenues, which are calculated after deductions of all electronic business-related broker commission payments (up to a 45% broker payout). With respect to other fully electronic transactions, the following provisions are applicable:

With respect to foreign exchange transactions, the 65%/35% revenue share between eSpeed and Cantor shall be paid after the payment of any revenue share amount to certain participants on the FX platform and after payment of fees relating to clearance, settlement and fulfillment services provided by Cantor. Such clearing and

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement fees shall be shared 65%/35% in the event that the average cost of such services exceeds the average costs associated with clearing and settling cash transactions in U.S. Treasuries.

The Company agreed to divide revenue with Cantor with respect to European Government Bonds (“EGBs”) traded electronically as follows: (i) the first $1.5 million of gross revenues from EGBs traded electronically shall be shared 65% to eSpeed and 35% to Cantor, (ii) from July 1, 2005 through June 30, 2009, net revenues for EGBs derived from gross revenues in excess of $1.5 million shall be shared 50% to eSpeed and 50% to Cantor, and (iii) after June 30, 2009, net revenues from EGBs derived from gross revenues in excess of $1.5 million shall then be shared 65% to eSpeed and 35% to Cantor. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of EGB electronic revenues.

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

With respect to the equity order routing business conducted for Cantor, eSpeed and Cantor each have traditionally received 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. In addition, any eSpeed equity order routing business that was not conducted for Cantor was treated as a fully electronic transaction, in which the Company would receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues. Upon completion of the planned spin-off of the equities business in connection with the Aqua transaction, the Company will be entitled to a 49% interest in the new entity and Cantor will be entitled to a 51% interest, subject to NASD approval. The Aqua entity will also be authorized to receive clearing and administrative services from Cantor and technology infrastructure services from eSpeed at cost. Aqua will also be authorized to pay sales commissions to brokers of Cantor, BGC or other brokers who participate in the sales process.

CO2e is to share with the Company 50% of the fully electronic revenues. With respect to (i) certain network access facilities services agreements and (ii) other circumstances in which Cantor refers network access facility services business to the Company, 60% of net revenues from such business would be paid to Cantor and 40% of such revenues would be paid to the Company. This revenue sharing arrangement will be made after deduction of all sales commissions, marketing, helpdesk, clearing and direct third party costs, including circuits and maintenance. With respect to private labeling of the eSpeed system to Cantor parties, the net revenues between eSpeed and Cantor with respect to such privately labeled businesses shall be shared 50% to eSpeed and 50% to Cantor for a period of four years from the date such customer begins trading. Thereafter, net revenues shall be shared 65% to the Company and 35% to Cantor. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of such electronic revenues.

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

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective October 1, 2005, the Company amended the Company’s arrangement with Cantor with respect to Cantor’s Gaming Businesses to allow the Cantor Parties to provide their own Gaming Development Services. With that, former eSpeed technical personnel who had been primarily engaged in providing Gaming Development services for Cantor’s Gaming Businesses were hired directly by Cantor. Consequently, the payment provisions in the JSA were amended to provide the Company a 12.5% share of the Gaming Transaction Revenues. In exchange for such revenue share, the Company will provide to Cantor all Gaming-related Ancillary IT services consistent with the Ancillary IT services as is currently provided by eSpeed, and all reasonable replacement Ancillary IT. Further, Cantor will reimburse eSpeed for 100% of all direct costs expended by eSpeed for additional items requested by Cantor, in writing, which are solely dedicated to Cantor’s Gaming Business. eSpeed shall also provide to Cantor access to its business and property, including property, technology, software, and hardware in order to engage in development with respect to the Gaming Business.

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

In July 2006, the Company and Cantor entered into an agreement whereby the Company will provide our Ecco products to Cantor and BGC free of charge until December 31, 2007 and the Company will provide to Cantor new features and customized development work that it requests in writing with respect to our Ecco product and Cantor will pay the Company for the cost of the development of those new features. Additionally, the Company is authorized to enter into an agreement with Cantor to provide a commission for third-party sales by a Cantor or BGC salesperson equal to the equivalent amount that would be paid if the salesperson was a salesperson of eSpeed.

In general, for voice-assisted brokerage transactions, the Company receives 7% of the transaction revenues, in the case of BGC transactions, and 35% of the transaction revenues, in the case of Freedom transactions. For CO2e the Company receives 20% of the transaction revenues. For screen-assisted open outcry brokerage transactions, the Company receives 2.5% of the transaction revenues in the case of BGC transactions, and for CO2e, the Company receives 20% of the transaction revenues.

Under various services agreements, the Company has agreed to provide Cantor, BGC, Freedom and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, BGC and Freedom the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. These services are provided to CO2e and to Cantor with respect to its gaming business at no additional cost other than the revenue sharing arrangement set forth above. Also, in connection with Cantor’s gaming business, the Company has agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its written request in exchange for payment by Cantor of all of the direct costs for such items.

Under the terms of the JSA, the Company has agreed with Cantor to certain arrangements, including commission structures, pursuant to which Cantor and its affiliates participate in certain eSpeed marketplaces by

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

posting quotations for their accounts and by acting as principal on trades. Such activity is intended, among other things, to assist these parties in managing their proprietary positions, and to facilitate transactions, add liquidity, increase commissions and attract additional order flow to the eSpeed system and revenue to both eSpeed and Cantor and its affiliates.

Under an Administrative Services Agreement (as defined below), Cantor provides various administrative services to eSpeed, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months’ prior notice by either eSpeed or Cantor. eSpeed incurred administrative fees for such services during the years ended December 31, 2006, 2005 and 2004 totaling $12.6 million, $13.9 million and $13.2 million, respectively. Cantor is also authorized to provide these administrative services to the Aqua business. The services provided under both the JSA and the Administrative Services Agreement are related party services because Cantor controls eSpeed. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if eSpeed did not obtain such services from Cantor.

Other Transactions

At December 31, 2006, the Company had $166.0 million of reverse repurchase agreements with Cantor (see Note 11, Reverse Repurchase Agreements, for more information regarding these arrangements).

In February 2006, a subsidiary of Cantor acquired all of the assets of Horizon. Immediately prior to the closing of the acquisition, the Company entered into the Horizon License. In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant, which warrant was not transferred to Cantor (see Note 5, Goodwill and Other Intangible Assets, for more information regarding this transaction).

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

eSpeed’s parent, Cantor, granted certain eSpeed employees, including Paul Saltzman, the Company’s Chief Operating Officer, awards of partnership units in Cantor with a notional value of $1.1 million. Such partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination, provided that the employee has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. Mr. Saltzman’s entitlement to such post-termination payments vests in six equal annual installments beginning July 1, 2007 provided that as of each such anniversary date Mr. Saltzman is still employed by the Company or one of its affiliates and has not breached this agreement. The other partnership units were fully vested on date of grant. See Note 14, Stock-Based Compensation, for information regarding the accounting for these partnership units.

On August 10, 2006, the Company entered into a Sponsored Research Agreement with a researcher and a U.S. university in which the Company agreed to pay $100,000 per year for five years in exchange for research and certain patent rights. In October 2006, the Company agreed with Cantor and BGC that Cantor and BGC

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would pay 75% of all payments to be made by the Company in connection with the Sponsored Research Agreement, and that, to the extent, if any, that eSpeed makes any charitable contributions to the university, Cantor and BGC will make a proportional charitable contribution. In exchange for this agreement, the Company will retain nonexclusive license to all patents and patent applications resulting from the Sponsored Research Agreement within the field of fully electronic financial services, BGC will have a license to the patents and patent applications in all financial services fields other than fully electronic, and Cantor will have patent rights to all other patents and patent applications. The Company further agreed that in the event that the Company or Cantor grants a license to such technology in the field of fully electronic financial services, the Company and Cantor will each receive 50% of all revenue from any such license.

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

During the years ended December 31, 2006, 2005 and 2004, the Company issued approximately 378,000, 183,000 and 276,000 shares, respectively, of Class A common stock related to vested restricted stock units and exercise of employee stock options and business partner warrants.

The Company’s Board of Directors has authorized the repurchase of up to $100 million of outstanding Class A common stock. During the year ended December 31, 2006, the Company repurchased an aggregate of 52,239 shares of the Company’s Class A common stock for approximately $0.5 million under this plan, at an average price of $8.92. During the year ended December 31, 2005, the Company repurchased approximately 3.5 million shares of the Company’s Class A common stock for a total of $28.9 million in cash under this plan, at an average price per share of $8.37, including approximately 0.3 million shares repurchased from partners of Cantor and approximately 0.9 million shares repurchased from the Cantor Relief Fund, which were repurchased at fair market value on the date of purchase. During the year ended December 31, 2004, the Company repurchased 2.9 million shares of its Class A common stock for a total of $31.9 million in cash under the plan, at an average price of $11.00. The Company has approximately $58.2 million remaining from its $100 million buyback authorization.

In March 2004, the Company retired all outstanding shares of Series A and Series B Preferred Stock.

During the year ended December 31, 2006, Cantor converted 1.6 million shares of the Company’s Class B common stock to the Company’s Class A common stock. Of the shares of the Company’s Class A common stock that were received upon conversion, approximately 1.4 million shares were donated to the Cantor Relief Fund.

As part of the Horizon License transaction (see Note 5, Goodwill and Other Intangible Assets, for more information regarding this transaction), the Company distributed to Cantor a deemed dividend of $1.5 million during the year ended December 31, 2006.

14. Stock-Based Compensation

The Company has adopted the eSpeed, Inc. 1999 Long-Term Incentive Plan, as amended in 2003 (the “LT Plan”), which provides for awards in the form of 1) incentive stock options and non-qualified stock options; 2)

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock appreciation rights; 3) restricted or deferred stock; 4) dividend equivalents; 5) bonus shares and awards in lieu of obligations to pay cash compensation and 6) other awards, the value of which is based in whole or in part upon the value of the Company’s Class A common stock. The total number of shares of stock that may be subject to outstanding awards, determined immediately after the grant of any award, shall not exceed the greater of 18.5 million shares, or such number that equals 30% of the total number of shares of all classes of the Company’s common stock outstanding at the effective time of such grant. The maximum term of the options which have been granted is 10 years from the date of grant. The Compensation Committee of the Board of Directors administers the LT plan and is generally empowered to determine award recipients, and the terms and conditions of those awards. Awards may be granted to directors, officers, employees, consultants and service providers of the Company and its affiliates.

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at January 1, 2004	—	$—
Granted	281,620	10.62

Balance at December 31, 2004	281,620	10.62
Granted	154,000	7.89
Vested	(92,805)	11.54
Forfeited	(19,226)	11.54

Balance at December 31, 2005	323,589	9.00
Granted	270,435	8.79
Vested	(220,609)	8.74
Forfeited	(22,876)	8.00

Balance at December 31, 2006	350,539	$9.06	1.2

During December 2006, 2005 and 2004, the Company granted eligible employees approximately 270,000, 154,000 and 103,000, respectively, of restricted stock units with a market value at the date of grant of $2.4 million, $1.2 million and $1.2 million, respectively. Each restricted stock unit is convertible into one share of Class A common stock upon completion of the vesting period. For restricted stock units that vested during 2006, the Company withheld shares to pay $0.4 million of payroll taxes due at the time of vesting.

In connection with the acquisition of ECCO in 2004, the Company was obligated to issue approximately 179,000 shares of its Class A common stock to certain employees of ECCO subject to the terms of the purchase agreement. The market value at the date of grant was $1.8 million. During 2005, the Company issued 7,505 shares to eligible employees, and 1,876 shares were forfeited. During 2006, the Company issued 87,609 shares to eligible employees, and 1,876 shares were forfeited. The remaining 80,104 shares will vest during the fourth quarter of 2007.

Restricted stock units granted to employees have historically vested one year from date of grant. Restricted stock units granted to employees during 2006 vest over a two-year period, with 67% vesting on the first anniversary date. Restricted stock units granted to each non-employee Board of Director on an annual basis, in consideration for services provided, vest one year from date of grant provided that the non-employee director is a

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

member of our Board of Directors at the opening of business on such date. In addition, restricted stock units received by each non-employee Board of Director for their appointment or initial election to the Board of Directors vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. The fair value of the restricted stock units is determined on the date of grant based on the market value of Class A common stock, and is recognized, net of the effect of estimated forfeitures, over the vesting period. The Company uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. At December 31, 2006, there was approximately $2.1 million of total unrecognized compensation cost related to unvested restricted stock units granted under the LT Plan. Total compensation expense related to the restricted stock units before associated income taxes was approximately $1.5 million, $1.9 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value
Balance at January 1, 2004	16,704,677	$18.22
Granted	3,638,500	13.31
Exercised	(225,617)	7.98
Forfeited	(3,456,997)	22.72

Balance at December 31, 2004	16,660,563	16.35
Granted	297,000	8.75
Exercised	(89,852)	5.10
Forfeited	(2,184,526)	23.36

Balance at December 31, 2005	14,683,185	15.20
Granted	1,065,068	8.71
Exercised	(204,911)	6.58
Forfeited	(378,460)	15.47

Balance at December 31, 2006	15,164,882	14.86	5.8	$8,745,302

Options exercisable at December 31, 2006	13,985,211	$15.39	5.5	$8,573,026

Issued in Connection with the LT Plan: During the years ended December 31, 2006, 2005 and 2004, respectively, the Company granted options to purchase 1.1 million, 0.3 million and 3.6 million shares of Class A common stock pursuant to the LT Plan. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options generally vest ratably and on a quarterly basis over four years from the grant date.

The weighted average grant date fair value of options granted during the year ended December 31, 2006, 2005 and 2004 was $4.78, $4.29 and $5.62, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A common stock for the 2.7 million options that were in-the-money at December 31, 2006. During the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised was $0.5 million, $0.3 million and $2.2 million, respectively, determined as of the date of option exercise. The exercise prices for these

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options granted to employees generally vest ratably and on a quarterly basis over four years from the grant date. Options granted to each non-employee director on an annual basis, in consideration for services provided, vest one year from date of grant provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. In addition, options received by each non-employee director for their appointment or initial election to the Board of Directors vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. At December 31, 2006, there was approximately $5.1 million of total unrecognized compensation expense related to unvested stock options granted under the LT Plan. That expense is expected to be recognized over a weighted-average period of two years. Total compensation expense related to stock options before associated income taxes was approximately $0.4 million for the year ended December 31, 2006. There was no compensation expense related to stock options granted to employees or directors for the years ended December 31, 2005 and 2004, respectively.

The fair value of each stock option award granted is estimated as of the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are estimated using historical volatility of the Company’s Class A common stock over a preceding period commensurate with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding. For options granted subsequent to the adoption of SFAS 123R, the expected term of options granted is derived from the simplified method allowed by Staff Accounting Bulletin No. 107 because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield was assumed to be zero in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. In addition, the Company uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for the year ended December 31, 2006 was immaterial. Groups of award recipients that have different exercise behavior are considered separately for valuation purposes.

The following table presents the assumptions that were used in the Black-Scholes option pricing model for the respective periods:

Year	Weighted Avg. Grant Date Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2006	$4.78	4.61%	6.05	52%	None
2005	$4.29	3.88%	4.21	58%	None
2004	$5.62	3.03%	3.42	57%	None

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides further details relating to the Company’s stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$5.10 - $8.73	2,741,474	$5.54	5.4	2,414,937	$5.18
$8.74 - $15.40	5,889,011	12.26	7.3	5,036,190	12.85
$15.41 - $23.10	6,287,161	20.65	4.7	6,286,848	20.65
$23.11 - $30.80	146,351	26.37	4.4	146,351	26.37
$30.81 - $77.00	100,885	42.55	3.5	100,885	42.55

	15,164,882	$14.86	5.8	13,985,211	$15.39

Partnership Units

eSpeed’s parent, Cantor, has granted certain eSpeed employees, including Paul Saltzman, the Company’s Chief Operating Officer, awards of partnership units in Cantor with a notional value of $1.1 million. Such partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination, provided that the employee has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. Mr. Saltzman’s entitlement to such post-termination payments vests in six equal annual installments beginning July 1, 2007, provided that as of each such anniversary date Mr. Saltzman is still employed by the Company or one of its affiliates and has not breached this agreement. The other partnership units in Cantor were fully vested on date of grant.

The partnership unit awards are accounted for as liability awards under SFAS 123R. The fair value of the liability awards at December 31, 2006 was approximately $0.3 million. For the awards that are not fully vested at grant date, the Company will recognize non-cash compensation expense for the fair value of the awards as the awards are amortized over the stated vesting periods. For the awards that are fully vested on the date of grant, the Company will recognize non-cash compensation expense at grant date for the fair value of the awards. The liability incurred for such awards will be re-measured at the end of every reporting period, and accordingly, any changes in the fair value of such liability will be recorded by the Company as a non-cash compensation expense. In addition, the quarterly distributions on such units will be included in the Company’s compensation expense as a non-cash charge. For the year ended December 31, 2006, the Company recognized a non-cash charge of $0.5 million related to the partnership units in Cantor. None of the costs of the various benefits provided under the partnership units in Cantor has been or will be paid by eSpeed; however, eSpeed records a non-cash charge included in the accompanying Consolidated Statements of Income under the caption “Compensation and employee benefits,” for the amounts that have been or will be paid to the employees by Cantor, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by Cantor.

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, January 1, 2004	2,258,332	$28.03
Granted	—	—
Exercised	(50,000)	8.75
Forfeited	(135,000)	22.00

Balance, December 31, 2004	2,073,332	28.89
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance, December 31, 2005	2,073,332	28.89
Granted	312,937	8.87
Exercised	—	—
Forfeited	(400,000)	22.43

Balance, December 31, 2006	1,986,269	$27.04	3.8

Horizon: In February 2006, a subsidiary of Cantor acquired all of the assets of Horizon. Immediately prior to the closing of the acquisition, the Company entered into the Horizon License. In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant to acquire 312,937 shares of Class A common stock of the Company, which warrant was not transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87 (see Note 5, Goodwill and Other Intangible Assets, for more information regarding this transaction).

UBS: In connection with an agreement between eSpeed, certain Cantor entities and certain UBS entities, the Company previously issued to UBS Americas Inc., successor by merger to UBS USA Inc. (“UBS”), a warrant to purchase 300,000 shares of Class A common stock (the “Warrant Shares”). The warrant has a term of 10 years from August 21, 2002 and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and nonforfeitable, and is exercisable nine years and six months after issuance, subject to acceleration upon the satisfaction by UBS of certain commitment conditions. On August 21, 2002, the Company recorded additional paid in capital and unamortized expense of business partner securities of $2.2 million, representing the fair value of the warrant.

UBS failed to comply with the commitment condition for the period August 1, 2002 to July 31, 2003. Commencing September 18, 2003, the UBS agreement was renegotiated to facilitate UBS’s ability to meet the commitment condition going forward, and to provide for a revised acceleration schedule (the “Revised Agreement”). The Revised Agreement provides for acceleration of the right to purchase 125,000 Warrant Shares on October 1, 2003, of which warrants to purchase 75,000 shares of our Class A common stock were exercised by UBS in October 2003, and acceleration of the right to purchase the remaining 175,000 Warrant Shares in seven equal tranches of 25,000 shares each quarter, commencing with the quarter ending January 31, 2004, subject to the satisfaction by UBS of the revised commitment conditions set forth in the Revised Agreement. The Company has notified UBS that it failed to comply with the commitment conditions for each of the seven quarters commencing November 1, 2003 and ending July 31, 2005 and that it is not entitled to acceleration of the right to purchase any of the 175,000 Warrant Shares.

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deutsche Bank: In connection with an agreement with Deutsche Bank, AG (“Deutsche Bank”), the Company previously sold Series C Redeemable Convertible Preferred Stock (“Series C Preferred”) to Deutsche Bank. On July 30th of each year of the five-year agreement in which Deutsche Bank fulfills its liquidity and market making obligations for specified products, one-fifth of such Series C Preferred would have automatically converted into warrants to purchase shares of the Company’s Class A common stock.

Deutsche Bank was deemed to have fulfilled its obligations under the agreement for the 12 months ended July 31, 2002 and, accordingly, a warrant to purchase 150,000 shares of the Company’s Class A common stock was issued by the Company. The Company informed Deutsche Bank that it was not in compliance with the agreement for the 12 months ended July 31, 2003 and that a warrant would not be issued for such period. As a result, the Company reversed the amortization expense recorded since August 2002 for such warrant.

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

Freedom: In connection with the Company’s investment discussed in Note 10, Investments, the Company issued fully vested, nonforfeitable warrants to purchase 400,000 shares of its Class A common stock at an exercise price per share of $22.43 to provide incentives over the three-year period ending April 2004 to the other Freedom owner participants to migrate to the Company’s fully electronic platform. The warrants were fully amortized prior to 2005, and the warrants expired during 2006.

Total expense related to business partner warrants and non-employee securities before associated income taxes for the years ended December 31 was as follows:

	2006	2005	2004
	(in thousands)
UBS warrants	—	$274	$469
Non-employee stock options	$19	44	87
Freedom warrants	—	—	300

Total	$19	$318	$856

15. Earnings Per Share

SFAS No. 128, Earnings per Share (“SFAS 128”), establishes standards for computing and presenting earnings per share (“EPS”). SFAS 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company.

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the basic and diluted earnings per share computations:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Net income	$4,390	$2,044	$25,850
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation	50,214	51,349	54,978
Diluted effect of:
Stock options	890	605	1,281
Restricted stock units	154	112	12
Business partner securities	—	—	47

Weighted average shares used in diluted computation	51,258	52,066	56,318
Earnings per share
Basic	$0.09	$0.04	$0.47

Diluted	$0.09	$0.04	$0.46

At December 31, 2006, 2005 and 2004, approximately 16.0 million, 17.3 million and 17.5 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive because the exercise price exceeded the average share price for the period.

16. Deferred Compensation Plan

Employees of the Company are eligible to participate in the eSpeed, Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates (the “Deferred Compensation Plan”), whereby eligible employees may elect to defer a portion of their salaries by directing the Company to contribute to the Deferred Compensation Plan.

The Plan is available to all employees of the Company meeting certain eligibility requirements and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employee contributions are directed to one or more investment funds, one of which, beginning in 2000, invests in the Company’s Class A common stock (the “eSpeed Stock Fund”). Through December 31, 2006, the Company matched contributions to the eSpeed Stock Fund annually with up to $3,000 of the Company’s Class A common stock per participant. The Company no longer matches employee contributions made in 2007 to the eSpeed Stock Fund. For the years ended December 31, 2006, 2005 and 2004, the Company contributed approximately 16,000, 20,000 and 5,000 shares, respectively, of its Class A common stock relating to employee contributions to the eSpeed Stock Fund. The administration of the Deferred Compensation Plan is performed by Cantor. The Company pays its proportionate share of such administrative costs under the Administrative Services Agreement.

17. Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Exchange Act, which requires the maintenance of minimum liquid capital, as defined. At December 31, 2006, eSpeed Government Securities, Inc.’s liquid capital of $90,955,000 was in excess of minimum requirements by $90,930,000. Additionally, the Company’s subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-5 of the Securities Exchange Act, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2006, eSpeed Securities, Inc. had net capital of $48,500,309 which was $48,296,653 in excess of its required net capital, and eSpeed Securities, Inc.’s net capital ratio was .06 to 1.

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, the Company’s regulated subsidiaries have no third party restrictions on their ability to transfer net assets to their parent company, eSpeed, except for the minimum liquid capital and net capital requirements for eSpeed Government Securities, Inc. and eSpeed Securities, Inc., which respectively were $25,000 and $203,656. Both of these amounts were deemed immaterial per the requirements of SEC Rule 5-04 of Regulation S-X.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries.

18. Segment and Geographic Information

Segment and product information: The Company currently operates its business in one segment, that of operating interactive electronic marketplaces for the trading of financial products, licensing software, and providing technology support services to Cantor and other related and unrelated parties. Revenues from these products comprise the majority of the Company’s revenues.

Geographic information: The Company operates in the Americas (primarily in the U.S.), Europe and Asia. Revenue attribution for purposes of preparing geographic data is principally based upon the marketplace where the financial product is traded, which, as a result of regulatory jurisdiction constraints in most circumstances, is also representative of the location of the client generating the transaction resulting in commissionable revenue. The information that follows, in management’s judgment, provides a reasonable representation of the activities of each region as of and for the periods indicated.

Transaction revenues by geographic area for the years ended December 31 were as follows:

	2006	2005	2004
	(in thousands)
Transaction revenues:
Europe	$29,129	$26,052	$30,215
Asia	3,059	1,874	2,028

Total Non Americas	32,188	27,926	32,243

Americas	68,551	74,798	98,761

Total	$100,739	$102,724	$131,004

Assets by geographic area at December 31 were as follows:

	2006	2005
	(in thousands)
Total assets:
Europe	$28,252	$29,715
Asia	1,240	1,336

Total Non Americas	29,492	31,051

Americas	263,345	249,883

Total	$292,837	$280,934

eSPEED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Selected Quarterly Data (unaudited)

The following table sets forth, by quarter, the Company’s unaudited statements of income data for the period from January 1, 2005 to December 31, 2006. Results of any period are not necessarily indicative of results for a full year.

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenues	$42,552	$38,953	$38,076	$44,725
Total expenses	39,141	39,720	38,886	39,555

Income before income taxes	3,411	(767)	(810)	5,170

Income tax provision	1,391	(391)	(306)	1,920

Net income (loss)	$2,020	$(376)	$(504)	$3,250

Basic earnings (loss) per share	$0.04	$(0.01)	$(0.01)	$0.06
Diluted earnings (loss) per share	$0.04	$(0.01)	$(0.01)	$0.06

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenues	$38,904	$37,455	$38,772	$37,812
Total expenses	36,801	39,862	36,062	37,126

Income before income taxes	2,103	(2,407)	2,710	686
Income tax provision	764	(949)	837	396

Net income (loss)	$1,339	$(1,458)	$1,873	$290

Basic earnings (loss) per share	$0.03	$(0.03)	$0.04	$0.01
Diluted earnings (loss) per share	$0.02	$(0.03)	$0.04	$0.01

20. Subsequent Event

In January 2007, the Company announced the formation of Aqua Equities (“Aqua”), an alternative electronic trading platform offering new pools of block liquidity to the global equities markets. Aqua will initially be 51% owned by Cantor and 49% owned by the Company. Both companies collectively are contributing financial, professional, and technology assets to the new venture, which will include all of eSpeed’s former equities order routing business, subject to NASD approval.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended, as of the end of the period covered by this Report, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control Over Financial Reporting

The management of eSpeed is responsible for establishing and maintaining adequate internal control over financial reporting. eSpeed’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

eSpeed’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte Touche, LLP, the Company’s independent registered public accounting firm, which appears below.

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

We have audited management’s assessment, included within this December 31, 2006 Form 10-K of eSpeed, Inc. and subsidiaries (the “Company”) at Item 9A under the heading “Management’s Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition, of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 15, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information as of March 13, 2007 regarding our directors and executive officers.

Name	Age	Title
Howard W. Lutnick.	45	Chairman of the Board, Chief Executive Officer and President
Lee M. Amaitis.	56	Vice Chairman, Director
Stephen M. Merkel	48	Executive Vice President, General Counsel, Secretary
Paul Saltzman	45	Chief Operating Officer
Frank V. Saracino	40	Interim Chief Accounting Officer
John H. Dalton	64	Director(1)(2)
Barry M. Gosin	56	Director(1)(2)
Barry R. Sloane	51	Director(1)(2)
Albert M. Weis	79	Director(1)(2)

(1)	Non-employee director
(2)	Member of the Audit and Compensation Committees

Each director shall serve until our next annual meeting of stockholders and each executive officer shall serve at the pleasure of our board of directors.

Howard W. Lutnick. Mr. Lutnick has been our Chairman of the Board of Directors and Chief Executive Officer since June 1999 and was our President from September 2001 to May 2004 and became our President again in January 2007. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992. Mr. Lutnick’s company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Managers of Haverford College, the Board of Directors of the Fisher Center for Alzheimer Research Foundation at the Rockefeller University, the Executive Committee of the USS Intrepid Museum Foundation’s Board of Trustees and the Board of Directors of the Solomon Guggenheim Museum Foundation.

Lee M. Amaitis. Mr. Amaitis has been our Vice Chairman since May 2004 and a director since September 2001. Mr. Amaitis also served as our Global Chief Operating Officer from September 2001 to April 2004. Mr. Amaitis has been Vice Chairman of eSpeed International Limited since December 1999 and, since October 1, 2004, Chairman and Chief Executive Officer of BGC Partners, L.P. (“BGC”). Mr. Amaitis has also been President and Chief Executive Officer of BGC International (formerly Cantor Fitzgerald International) and Cantor Fitzgerald Europe since March 1995. Prior to joining Cantor, Mr. Amaitis was Managing Partner and Senior Managing Director of Cowen Government Brokers from April 1991 to February 1995 and was Manager MBS and Limited Partner of Cowen & Co. from February 1989 to April 1991.

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

Frank V. Saracino. Mr. Saracino has been our Interim Chief Accounting Officer since July 2006 and our Vice President and Global Controller since September 2004. Prior to joining us, from 2003 to 2004, Mr. Saracino served as an independent financial consultant. From 1996 to 2002, Mr. Saracino worked for Deutsche Bank Securities, Inc. as an investment banking Vice President focusing on Telecommunications Corporate Finance transactions and as a Vice President and Investment Banking Controller.

Paul Saltzman. Mr. Saltzman has been our Chief Operating Officer since June 2004. Prior to joining us, from 1995 to June 1, 2004, Mr. Saltzman was the Executive Vice President and General Counsel for The Bond Market Association, the trade association for the fixed income industry. Mr. Saltzman served as in-house counsel for Greenwich Capital Markets from 1994 to 1995 and for Kidder, Peabody & Co. from 1990 to 1994; from 1985 to 1990, he was an attorney for New York and Washington, D.C.-based law firms.

John H. Dalton. Mr. Dalton has been our director since February 2002. In January 2005, Mr. Dalton became the President of the Housing Policy Council of the Housing Policy Council of the Financial Services Roundtable, a trade association and lobbying organization composed of large financial services companies. Mr. Dalton was President of IPG Photonics Corp., a company that designs, develops and manufactures a range of advanced amplifiers and lasers for the telecom and industrial markets, from September 2000 to December 2004. Mr. Dalton served as Secretary of the United States Navy from July 1993 to November 1998. He is Chairman of the Board of Breeze-Eastern Corporation, a company that designs and manufactures defense and aerospace products. He also serves on the Board of Directors of IPG Photonics Corp., NorthStar Financial Services, LLC, a provider of long-term savings and retirement products in the United States and Fresh Del Monte Produce, Inc., a producer and marketer of fresh produce. He also serves on the Board of Washington First Bank.

Barry M. Gosin. Mr. Gosin has been our director since February 2007. Mr. Gosin has been Chief Executive Officer of Newmark Knight Frank, a real estate services firm, since 1979. Mr. Gosin is on the Executive Committee of the Real Estate Board of New York, a member of the Board of the Real Estate Board of New York Board of Governors, a member of the Board of the Partnership of New York City, a Trustee of Pace University, a Trustee of the Citizens Budget Commission, a Trustee of the Parker Jewish Institute, a member of the Board of Directors of Federal Employment and Guidance Services and a member of the Executive Committee of NYC & Co.

Barry R. Sloane. Mr. Sloane has been our director since September 27, 2006. Mr. Sloane has been Co-President and Co-Chief Executive Officer of Century Bancorp, Inc. since April 2006 and Co-President and Co-Chief Executive Officer of Century Bank since April 2005. From April 2004 to April 2005, Mr. Sloane was Executive Vice President and Co-Chief Operating Officer for Century Bank and its holding company, Century Bancorp, Inc. From October 2001 to March 2004, he was a Managing Director of Steinberg, Priest and Sloane Capital Management, LLC. Mr. Sloane is a Trustee and Chairman of the Finance Committee of the USS Intrepid Museum Foundation, Trustee, Treasurer and Chairman of the Investment Committee of the Fisher Center for Alzheimer Research Foundation at the Rockefeller University, Trustee of the Beth Israel Deaconess Medical Center, Trustee of the Savings Bank Employees Retirement Association, a Director of the American Skin Association and a member of the Dean’s Council of the John F. Kennedy School of Government at Harvard University.

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

Meetings and Committees of our Board of Directors

Our Board of Directors held 15 meetings during the year ended December 31, 2006. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time.

Our Board of Directors has an Audit Committee. The members of the Audit Committee are currently Messrs. Dalton, Gosin, Sloane and Weis, all of whom qualify as “independent” in accordance with the published listing requirements of NASDAQ. The members of the Audit Committee also each qualify as “independent” under special standards established by the U.S. Securities and Exchange Commission (the “SEC”) for members of audit committees, and the Audit Committee includes at least one member who is determined by our Board of Directors to also meet the qualifications of an “audit committee financial expert” in accordance with the SEC rules. Messrs. Weis, Gosin and Sloane are independent directors who have been determined to be audit committee financial experts. The Audit Committee operates pursuant to an Audit Committee Charter which is available at http://media.corporate-ir.net/media_files/nsd/espd/reports/audit.pdf or upon written request from eSpeed free of charge.

The Audit Committee selects our independent registered public accounting firm (“our Auditors”), consults with our Auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our Auditors. The Audit Committee held 15 meetings during the year ended December 31, 2006. Mr. Albert M. Weis replaced Mr. William J. Moran as Chairman of the Audit Committee in November 2005. Mr. Sloane was appointed to the Audit Committee in September 2006 and Mr. Gosin was appointed to the Audit Committee in February 2007.

During 2005, our Audit Committee specifically approved the appointment of Deloitte & Touche LLP (“Deloitte”) to be our Auditors for the year ending December 31, 2006. Deloitte was also approved to perform reviews, pursuant to Statement of Accounting Standards No. 71, of our quarterly financial reports for the year ending December 31, 2006, and certain other audit related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve all audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Deloitte, subject to the minimum exception for permitted non-audit services that are approved by the Audit Committee prior to completion of the audit.

During 2006, no director, except for Mr. Amaitis, attended fewer than 75% of the total number of meetings of the Board of Directors and the committees of which he was a member.

Nominating Process

Our Board of Directors does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. As a result, all directors participate in the consideration of director nominees that are recommended for selection by a majority of the independent directors as defined by NASDAQ rules. The Board believes that such participation of all directors is appropriate given the size of the Board and the level of participation of our independent directors in the nomination process. The Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors and, absent special circumstances, the Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a proposal for a director candidate should follow the instructions set forth in our proxy statement under the section entitled “Stockholder Proposals.”

The Board of Directors considers the following minimum criteria when reviewing a director nominee: (1) director candidates must have the highest character and integrity, (2) director candidates must be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) director candidates must possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) director candidates must have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director, and (5) director candidates must have the capacity and desire to represent the best interests of our stockholders. The Board screens candidates, does reference checks and conducts interviews, as appropriate. The Board does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.

Mr. Barry R. Sloane was appointed as a member of the Board of Directors on September 27, 2006. In early 2006, Mr. Lutnick and Mr. Dalton discussed the possible nomination of Mr. Sloane as a member of the Board of Directors. In June 2006, Mr. Lutnick and Mr. Dalton discussed Mr. Sloane’s qualifications with the other members of the Board, and Messrs. Weis and Morris agreed to interview him. Following these meetings and discussions with all members of the Board, the independent directors then recommended to the full Board that Mr. Sloane be appointed to the Board to fill the vacancy left by Mr. Moran. Mr. Sloane’s appointment was approved by the Board on September 27, 2006 and he was approved for a one-year term by the stockholders in December 2006.

Mr. Barry M. Gosin was appointed as a member of the Board of Directors on February 1, 2007. In early 2007, Mr. Lutnick discussed with the independent directors the possible nomination of Mr. Gosin as a member of the Board of Directors. In January 2007, Messrs. Dalton, Sloane and Weis interviewed Mr. Gosin. Following these meetings and discussions with all members of the Board, Mr. Gosin’s appointment was approved by the Board on February 1, 2007.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2005, to the best of our knowledge, all reports were filed on a timely basis.

CODE OF ETHICS AND WHISTLEBLOWER PROCEDURES

In 2004, we adopted the eSpeed Code of Business Conduct and Ethics (the “Code of Ethics”), a code of ethics that applies to members of our Board of Directors, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller, other executive officers and our other employees. The Code of Ethics is publicly available on our website at http://www.espeed.com under the heading “Investor Info” or by request upon written request to our Secretary at eSpeed, Inc., 110 East 59th Street, New York, NY 10022. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors or executive officers, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The General Counsel and the Chairman of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures.

ITEM 11.	EXECUTIVE COMPENSATION

The Board of Directors has a Compensation Committee. The members of the Compensation Committee are currently Messrs. Dalton, Gosin, Sloane and Weis, all of whom are non-employee directors. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering our Amended and Restated 1999 Long-Term Incentive Plan (“Equity Plan”) and 2003 Incentive Bonus Compensation Plan (“Incentive Plan”). The Compensation Committee held five meetings during the year ended December 31, 2006. On September 27, 2006, Mr. Sloane was appointed to the Compensation Committee, and on February 1, 2007, Mr. Gosin was appointed to the Compensation Committee.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

eSpeed’s executive compensation program is designed to integrate compensation with the achievement of our short-term and long-term business objectives and to assist us in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance. Different programs are geared to short-term and longer-term performance with the goal of increasing stockholder value over the long term.

We believe that the compensation of our executive officers should reflect their success in attaining key operating objectives, such as growth or maintenance of market position, development of new products and marketplaces, meeting established goals for operating earnings and earnings per share, maintenance and development of customer relationships and long-term competitive advantage. We also believe that executive compensation should reflect achievement of individual goals established for specific executive officers at the beginning of the fiscal year as well as reflect specific achievements by such individuals over the course of the year such as development of specific products or customer relationships or agreements or executing or integrating acquisitions and strategic arrangements. We believe that the performance of the executives in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not generally be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the company by our executives. We believe that the long-term performance of our stock is reflected in executive compensation through our stock option, restricted stock units and other equity incentive programs.

Overview of Compensation and Process

Executive compensation is composed of the following components: (i) a base salary, which is designed to attract talented employees and contribute to retaining, motivating and rewarding individual performance; (ii) an incentive cash bonus, which is intended to tie financial reward with the achievement of eSpeed’s short-term performance objectives; and (iii) a long-term incentive program, including options and restricted stock units, which is designed to promote the achievement of long-term performance goals and to align the long-term interests of eSpeed’s executive officers with those of eSpeed’s stockholders. From time to time, we have also used employment agreements, including some specified bonus components, and other discretionary bonuses to attract and retain talented employees. Executive officers also receive health and dental insurance, life insurance, disability coverage and a 401(k) match consistent with that offered to other employees of eSpeed.

The Compensation Committee reviews and recommends to eSpeed’s Board of Directors for its approval the salaries and bonuses of eSpeed’s executive officers. In addition, the Compensation Committee approves grants to executive officers and otherwise administers our Equity Plan and Incentive Plan.

Base salaries for the following year are set for our executive officers at the year-end meetings of our Compensation Committee. At these meetings, our Compensation Committee also approves the incentive bonuses and any discretionary bonuses for executive officers and grants restricted stock units or stock option awards to our executive officers. At the year-end Compensation Committee meetings, the Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to our executive officers. Such executive officers are not present at the time of these deliberations. The Chief Executive Officer also makes recommendations with respect to his own compensation, in conjunction with the Chairman of the Compensation Committee. The Compensation Committee deliberates on compensation decisions of all executive officers other than the Chief Executive Officer in the presence of the Chief Executive Officer and separately in executive session as to all executive officers, including the Chief Executive Officer. The Compensation Committee may accept or adjust such recommendations and makes the sole determination of the compensation of all of our executive officers.

During the first quarter of each fiscal year, it has been the practice of our Compensation Committee to establish incentive performance goals for executive officers, although the practice of the Compensation Committee has been to retain negative discretion to reduce or withhold bonus compensation at the end of the year. All executive officers in office at that time are eligible to participate.

We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentives for our executive officers to focus on long-term strategic goals as well as short-term performance. The amount of each element of compensation is determined by or under the direction of our Compensation Committee, which considers a number of personal factors to determine the amount of salary, bonus and other benefits to pay each executive officer, including the following: performance in light of corporate and individual objectives; performance of general management responsibilities; operating earnings and earnings per share; maintenance and development of customer relationships; long-term competitive advantage; value of individual skills in support of long-term and short-term performance of our objectives; and management, leadership and customer relationships and satisfaction. In addition, corporate performance factors are considered in determining compensation policies, including achievement of operating profit; improvement in market position or other financial results or metrics reported by us; strategic business criteria, including goals relating to acquisitions or customer relationships; stock price and other matters. The Compensation Committee is aware that certain of our executive officers, including Mr. Lutnick, also receive compensation from our affiliates, including Cantor and BGC, but it does not specifically review the amount or nature of such compensation.

Our policy for allocating between currently paid and long-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and our stockholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of bonus compensation to reward superior performance against specific short-term goals or in the discretion of the Compensation Committee. We provide equity compensation to reward superior performance against specific objectives and long-term strategic goals and to assist in retaining executive officers and aligning the interests of eSpeed and its stockholders. Our compensation package for 2006 was weighted approximately 95% in cash compensation and 5% in equity compensation for Messrs. Saltzman, Merkel and Saracino. With respect to Mr. Lutnick, his compensation package for 2006 consisted of 23% in cash compensation and 77% in equity compensation, as determined based on a $5 million valuation of Mr. Lutnick’s 2006 options using the Black-Scholes method. As indicated below, Messrs. Foley and Amaitis did not receive an equity component to their 2006 compensation.

We generally intend that compensation paid to our Chief Executive Officer and the other executive officers not be subject to the limitation on tax deductibility under Section 162(m) of the Internal Revenue Code, as amended (the “Code”), so long as this can be achieved in a manner consistent with the Committee’s other objectives. Section 162(m) of the Code generally eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1 million, unless the payments are qualified “performance-based” compensation as defined in Section 162(m) of the Code. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of executive compensation to comply with certain exemptions in Section 162(m). However, the Compensation Committee retains negative discretion to reduce or withhold bonus compensation to our executive officers and also reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate, after taking into consideration changing business conditions or the officer’s performance.

Base Salary Compensation

We believe that the retention of executive officers who have developed the skills and expertise required to lead our organization is vital to our competitive strength. We further believe that attracting other key employees who can supplement the efforts of our existing executives is absolutely critical. To this end, it is our policy to establish base pay at competitive levels. Our executive officers receive base salaries intended to reflect their skills, roles and responsibilities. Subject to any applicable employment agreements, base salaries and subsequent adjustments, if any, will be reviewed and approved by our Compensation Committee annually, based on a review of relevant market data and each executive’s performance for the prior year, as well as each executive officer’s experience.

Base Salaries Awarded in 2006 and Established for 2007

In setting base salaries for fiscal 2006, we considered qualifications, experience and responsibilities of our executive officers as well as contractual provisions then in effect with respect to our then-President and our Chief Operating Officer. For 2006, we did not make material changes to executive officer base salaries as compared to 2005, except that Mr. Saltzman’s base salary was increased to $800,000. With respect to our Chief Executive Officer, we also specifically considered salaries and total compensation packages of executives in our peer group of companies. For 2007, the Compensation Committee retained 2006 salaries for Messrs. Lutnick, Amaitis, Saltzman and Merkel and increased Mr. Saracino’s base salary by $10,000.

Bonus Compensation

We believe that compensation should vary with corporate performance and that a significant portion of compensation should continue to be linked to the achievement of business goals. In 2003, the Compensation Committee and our stockholders approved the Incentive Plan, which provides a means for the payment of Section 162(m) qualified “performance-based” compensation in the form of bonuses to our executive officers while preserving our tax deduction.

Each year, the Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for each performance period. These performance criteria may vary from participant to participant and will be determined by the Compensation Committee and may be based on one or more of the following financial performance measures:

•	pre-tax or after-tax net income,

•	pre-tax or after-tax operating income,

•	gross revenues,

•	profit margin,

•	stock price,

•	cash flows,

•	market share,

•	pre-tax or after-tax earnings per share,

•	pre-tax or after-tax operating earnings per share,

•	expenses,

•	return on equity,

•

strategic business criteria consisting of one or more objectives based upon meeting revenues, market penetration, geographic business expansion goals, cost targets and goals relating to acquisitions or divestitures, or

•	such other factors as the Compensation Committee deems appropriate in its discretion.

The actual bonus awarded to any given participant at the end of a performance period are based on the extent to which the applicable performance goals for such performance period are achieved, as determined by the Compensation Committee, and may be paid in cash or in equity interests. In addition, from time to time, the

Compensation Committee may provide for guaranteed bonuses in employment agreements in order to attract and retain talented employees or may grant ad hoc discretionary bonuses when an executive officer is not eligible for the Incentive Plan or when it otherwise considers such bonuses to be appropriate.

In the first quarter of 2006, the Compensation Committee determined that the executive officers of eSpeed, including Howard Lutnick, Lee Amaitis, Kevin Foley, Stephen Merkel and Paul Saltzman, would be participating executives for 2006 in our Incentive Plan. The Compensation Committee used the same performance criteria for all executive officers and set 2006 bonus opportunities at a maximum of $5,000,000, which is the maximum annual amount allowed for each individual pursuant to the terms of the Incentive Plan, provided that (i) we achieve operating profits for 2006, as calculated on the same basis as our 2005 earnings release, (ii) we achieve an increase in market position of any of our products as compared to 2005 or (iii) we achieve improvement as compared to 2005 in any of the financial results or metrics reported in our earnings release, in each case calculated on the same basis as our 2005 earnings release. The Compensation Committee, in its sole and absolute discretion, retained the right to reduce the amount of any bonus payment based upon any factors it determined, regardless of whether identified performance objectives had been achieved.

Bonuses Awarded in 2006

In its discretion, our Compensation Committee awarded cash bonuses for 2006 based upon achievement of all three identified goals established in the first quarter of 2006. With such corporate performance goals having been met, variations in bonus awards for each executive officer were based further on individual performance goals identified by our Chief Executive Officer. In addition, the Compensation Committee considered several factors in establishing bonus awards for executive officers for 2006, including pay practices of our peer group identified in our proxy statement performance graph and otherwise, individual performance level, changes in pre-tax operating earnings per share from the prior year, individual contributions toward achievement of strategic goals and our overall financial and operating results. Mr. Lutnick’s bonus was determined based on peer group pay practices, performance level, contribution towards achievement of strategic goals and overall operating results. In 2006, incentive bonuses for executive officers ranged from 20% to 46% of the overall cash compensation paid to such executive officers. Mr. Amaitis did not receive a bonus for 2006 in light of his reduced time commitment to eSpeed as compared to our affiliated voice-broker, BGC.

We believe that from time to time employment agreements may be used to attract and retain talented individuals which may need assurances of longer term employment. In 2004, we entered into employment agreements with Mr. Foley, our then-President, and Mr. Saltzman, our Chief Operating Officer, both of which expired on December 31, 2006. Mr. Saltzman’s employment agreement contained a guaranteed bonus of $200,000, which was paid in 2006 in addition to his $355,000 incentive bonus approved by the Compensation Committee. Mr. Foley’s employment agreement provided for a $600,000 bonus payment to be paid in the event that our pre-tax operating earnings per share for 2006 were at least 10% higher than 2005. The 2006 performance target contained in Mr. Foley’s employment agreement was not met in 2006 although Mr. Foley was awarded a $600,000 incentive bonus by the Compensation Committee since the other general 2006 performance criteria established for the executive officers by the Compensation Committee had been met. With respect to Mr. Saracino, he was named Interim Chief Accounting Officer in July, 2006, after the 2006 performance criteria for incentive bonuses had been established by the Compensation Committee. Since Mr. Saracino was accordingly not eligible for the Incentive Plan in 2006, he was awarded a discretionary bonus of $140,000 by the Compensation Committee for 2006.

Incentive Bonus Compensation Targets for 2007

In the first quarter of 2007, the Compensation Committee determined that the executive officers of eSpeed, including Howard Lutnick, Lee Amaitis, Stephen Merkel, Paul Saltzman and Frank Saracino, would be participating executive officers for 2007 in our Incentive Plan. The Compensation Committee used the same performance criteria for all executive officers and set 2007 bonus opportunities equal to the maximum amount allowed for each individual pursuant to the terms of the Incentive Plan, provided that (i) we achieve operating profits for 2007, as calculated on substantially the same basis as our 2006 earnings release, or (ii) we achieve improvement as compared to 2006 in gross revenues or total transaction volumes, in each case calculated on substantially the same basis as our 2006 earnings release. Also, subject to stockholder approval, the Compensation Committee increased the maximum amount payable to each executive officer under the Incentive Plan to $10 million. The Compensation Committee, in its sole and absolute discretion, retained the right to reduce the amount of any bonus payment based on any factors it determines, regardless of whether identified performance objectives have been achieved.

Grants of Options and Restricted Stock Units

It is our general policy to award options, restricted stock units or other equity-based compensation to our executive officers in order to align their interests with those of our long-term investors and to help attract and retain these persons. Our Equity Plan is designed to reward employees for increases in our stock price and to provide us with optimal flexibility in the way that we do so. It permits our Compensation Committee to grant stock options, stock appreciation rights, restricted stock and restricted stock units, deferred stock, bonus stock, performance awards, dividend equivalents and other stock-based awards. It is our goal to preserve these incentives as an effective tool in motivating and retaining executives.

We intend that our Equity Plan be the primary vehicle for offering long-term equity incentives to reward our executive officers, including where the Compensation Committee pays out bonuses under the Incentive Plan in the form of equity interests under the Equity Plan. We also regard our equity award program as a key retention tool. This is a very important factor in our determination of the type of award to grant and the number of underlying shares that are granted in connection with that award. Because of the direct relationship between the value of an option and the market price of our common stock, we believe that granting stock options is one of the best methods of motivating the executive officers to manage our company in a manner that is consistent with the interests of our company and our stockholders. However, because of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to us to retain our executive officers, we realize that it is important that we utilize other forms of equity awards as and when we may deem necessary, and our Compensation Committee retains the right to grant a combination of forms of equity awards to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of equity awards. The Compensation Committee has also granted authority to the Company’s Chief Executive Officer to grant options or restricted stock units to the non-executive officers of the Company. These options or restricted stock units are generally granted and priced on the same date and terms as the grants to executive officers.

Options and Restricted Stock Units Granted in 2006

We grant equity awards to our executive officers based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain our long-term goals. However, there is no set formula for the granting of equity awards to individual executive officers. Our Compensation Committee has taken the view in prior periods, and in 2006, that stock option awards for our Chief Executive Officer will have the long-term effect of maximizing stock price and stockholder value.

In 2006, our Compensation Committee granted stock options to our Chief Executive Officer, Mr. Lutnick, and restricted stock units to certain of our executive officers. On August 22, 2006, the Compensation Committee granted Mr. Lutnick an option to purchase 250,000 shares of Class A common stock at an exercise price of $8.42 per share, the closing price on August 22, 2006. The Compensation Committee also granted Mr. Lutnick stock options on December 15, 2006 to purchase 800,000 shares of our Class A Common Stock at an exercise price of $8.80 per share, the closing price on the date of grant. The decision to grant Mr. Lutnick stock options rather than restricted stock units was based on the opinion of the Compensation Committee that such grants would incentivize Mr. Lutnick to generate long-term stockholder value and serve as a long-term retention device. On

December 15, 2006, we also granted restricted stock units to Messrs. Saltzman, Merkel and Saracino, as we believed that this was a way to reward them for and motivate them toward superior performance tied to retention. No equity awards were made to Messrs. Foley or Amaitis in light of their proposed future focus on affiliated businesses, including the Aqua platform for Mr. Foley and BGC for Mr. Amaitis.

In 2006, we granted options to purchase approximately 2% of our outstanding Class A common stock on a fully-diluted basis to Mr. Lutnick. No other stock option grants were made during 2006, with the exception of grants of options to purchase 7,534 shares of our Class A common stock to two of our independent directors as part of their annual grant of stock options or restricted stock units. During 2006, we granted restricted stock unit awards to purchase 270,435 shares of our Class A Common Stock (approximately 0.5% of our outstanding Class A common stock on a fully-diluted basis). Of this amount, approximately 4.6% was granted to our executive officers, and the balance was granted to other officers, non-employee directors and employees.

Timing of Grants

Equity awards to our executive officers are typically granted annually in conjunction with the review of the individual performance of our executive officers. This review takes place at the year-end meetings of the Compensation Committee, which are generally held in a series of meetings in December of each fiscal year. Our policy is to award year-end grants to all employee recipients on the same date and at the same price as grants to our executive officers. Grants, if any, to newly hired employees are effective on the employee’s first day of employment. The exercise price of all stock options is set at the closing price of our common stock on NASDAQ on the date of grant. With respect to restricted stock units, grants are generally made based on a dollar value, and the number of shares is determined using the closing price of our common stock on NASDAQ on the date of grant.

Perquisites

We generally limit the perquisites that we make available to our executive officers. Our executives are provided with few benefits that are not otherwise available to all of our employees. In this regard, it should be noted that we do not generally provide pension arrangements, post-retirement health coverage, or similar benefits for our executive officers or employees. While we do not view perquisites as a significant element of our comprehensive compensation structure, we do believe that from time to time they can be useful in attracting, motivating and retaining the executive talent for which we compete, especially for executive officers. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for our executive officers in appropriate circumstances and we may consider their use in the future. All present or future practices regarding perquisites will be subject to periodic review by our Compensation Committee.

In 2006, we did not provide material perquisites to any of our executive officers. We do offer medical, dental, life insurance and short-term disability to all employees on a non-discriminatory basis. Medical insurance premiums are charged to employees at varying levels based on total cash compensation, and all of our executive officers were charged at the maximum contribution level in light of their compensation.

Post-Employment Compensation

Pension Benefits

We do not currently provide pension arrangements or post-retirement health coverage for our executives or employees, although we may consider such benefits in the future.

Retirement Benefits

Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan (“401(k) Plan”). Pursuant to our 401(k) Plan, all eligible employees, including executive officers, are provided with a means of saving for their retirement. In 2006, the 401(k) Plan provided participants with a matching contribution. The matching criteria was the same for all participants. In 2006, we offered an eSpeed stock match to all of our employees who participated in our 401(k) Plan of up to $3,000, and Messrs. Lutnick, Foley and Merkel each received the match.

Nonqualified Deferred Compensation

We do not provide any nonqualified defined contribution or other deferred compensation plans, although we may consider such benefits in the future.

Other Post-Employment Payments

All of our executive officers are employees-at-will and as such do not have employment agreements with us. We are also not obligated to provide post-employment health coverage or other benefits. During 2006, Messrs. Foley and Saltzman were parties to employment agreements which provided for salaries and certain bonus payments as well as rights to certain payments upon termination which was not for cause, but such agreements expired at the end of 2006.

Change of Control Employment Agreements

Although we do not currently have change of control employment agreements with any of our executive officers, at the discretion of our Compensation Committee we may choose to enter into such agreements from time to time in the future.

Cantor Partnership Grants

With the exception of our Interim Chief Accounting Officer, all of our executive officers are currently partners of Cantor and have a significant portion of their net worth directly invested in Cantor’s business. In addition to personal investments, during 2006 Cantor granted to certain eSpeed employees, including one of our executive officers, Mr. Saltzman, awards of partnership units in Cantor with a notional value of $1 million. The notional value of Mr. Saltzman’s award, granted on August 7, 2006, was $350,000. The awarded Cantor partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination, provided that the employee has not engaged in any competitive activity with Cantor, eSpeed or any of their affiliates prior to the date each payment is due. These partnership units contain restrictive covenants such as non-competitive clauses that provide us with an important retention tool. Mr. Saltzman’s entitlement to such post-termination payments vests in six equal annual installments beginning July 1, 2007, provided that as of each such anniversary date Mr. Saltzman is still employed by the company or one of its affiliates and has not breached this agreement. The other partnership units in Cantor were fully vested on date of grant.

The partnership unit awards are accounted for as liability awards under SFAS 123R. For the awards that are not fully vested at grant date, we recognize non-cash compensation expense for the fair value of the awards as the awards are amortized over the stated vesting periods. For the awards that are fully vested on the date of grant, we recognize non-cash compensation expense at grant date for the fair value of the awards. In addition, the quarterly distributions on such units will be included in our compensation expense as a non-cash charge. None of the costs of the various benefits provided under the partnership units in Cantor has been or will be paid by eSpeed; however, eSpeed records a non-cash charge on its income for the amounts that have been or will be paid to the employees by Cantor, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by Cantor. Our Compensation Committee was not involved in the grants of these partnership unit awards by Cantor. The Committee was, however aware of these grants at the time that it made compensation decisions for 2006 and made compensation determinations in light of all factors, including achievement of specified performance goals.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) set forth in this Annual Report on Form 10-K with management of the company and based on such review and discussions, the Compensation Committee recommended to the company’s Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

                                                              THE COMPENSATION COMMITTEE

                                                              Barry R. Sloane, Chairman

                                                              John H. Dalton

                                                              Barry M. Gosin

                                                              Albert M. Weis

Summary Compensation Table

The table below presents the annual compensation for services in all capacities to the company for the periods shown for the company’s (i) Chief Executive Officer, (ii) Principal Financial Officer, (iii) the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers of the Company on December 31, 2006 and (iv) up to two additional individuals for whom disclosures would have been provided under (ii) above but for the fact that the individual was not serving as an executive office on December 31, 2006. These officers are referred to as the “executive officers.” All dollar amounts are in United States dollars.

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d)(1) Bonus ($)	(e) Stock Awards/ Cantor Partnership Units ($)(2)	(f) Option Awards ($)(3)	(g) Non-Equity Incentive Plan Compensation ($)(4)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compen- sation ($)(5)	(j) Total ($)
Howard W. Lutnick, Chairman of the Board, Chief Executive Officer and President	2006	1,000,000	—	—	146,793	500,000	—	3,000	1,649,793
Frank V. Saracino, Interim Chief Accounting Officer (Principal Financial and Accounting Officer)(6)	2006	160,000	140,000	278	—	—	—	—	300,278
Lee M. Amaitis, Vice Chairman	2006	250,000	—	—	—	—	—	—	250,000
Stephen M. Merkel, Executive Vice President, General Counsel and Secretary	2006	600,000	—	1,389	—	150,000	—	3,000	754,389
Paul Saltzman, Chief Operating Officer	2006	747,917	200,000	20,446	—	355,000	—	—	1,323,363
Kevin Foley, Former President(7)	2006	900,000	—	—	—	600,000	—	3,000	1,503,000
Jay Ryan, Former Chief Financial Officer(8)	2006	112,792	—	—	—	—	—	—	112,792

(1)	Mr. Saracino received a discretionary bonus of $140,000 because he was not eligible to receive a bonus under the Incentive Plan. Mr. Saltzman received an annual bonus of $200,000 pursuant to his employment agreement.
(2)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123R of restricted stock unit awards pursuant to the Equity Plan and thus may include amounts from awards granted in and prior to 2006. In addition, Mr. Saltzman’s dollar amount recognized for financial statement reporting purposes includes the dollar amount recognized for awards of partnership units in Cantor granted by Cantor. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. More information with respect the calculation of these amounts are included in footnote 14 to our audited financial statements for the year ended December 31, 2006, included in this Form 10-K. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the executive officers.

(3)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123R, of awards pursuant to the Equity Plan and thus may include amounts from awards granted in and prior to 2006. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. More information with respect to the calculation of these amounts is included in footnote 14 to our audited financial statements for the year ended December 31, 2006, included in this Form 10-K. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the executive officers.
(4)	The amounts in column (g) reflect the cash awards to the named individuals under the Incentive Plan, which is discussed in further detail under the heading “Bonus Compensation”.
(5)	The amount shown in column (i) reflects for each executive officer matching contributions by the company under its 401(k) Plan and paid in shares of Class A common stock.
(6)	Mr. Saracino was appointed Interim Chief Accounting Officer on July 19, 2006.
(7)	Mr. Foley relinquished his role as President of eSpeed on January 1, 2007.
(8)	Mr. Ryan resigned on May 16, 2006. If Mr. Ryan remained employed by us as of December 31, 2006, he would have been considered an executive officer.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the executive officers with respect to the year ended December 31, 2006:

Grants of Plan-Based Awards for the Year Ended December 31, 2006

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)
Howard W. Lutnick	08/22/06 12/15/06 —	— — —	— — —	— — 5,000,000	— — —	— — —	— — —	— — —	250,000 800,000 —	8.42 8.80 —	1,170,100 3,851,680 —
Frank V. Saracino(4)	12/15/06	—	—	—	—	—	—	1,136	—	—	10,000
Lee M. Amaitis	—	—	—	5,000,000	—	—	—	—	—	—	—
Stephen M. Merkel	12/15/06 —	— —	— —	— 5,000,000	— —	— —	— —	5,681 —	— —	— —	50,000
Paul Saltzman	12/15/06 —	— —	— —	— 5,000,000	— —	— —	— —	5,681 —	— —	— —	50,000 —
Kevin Foley	—	—	—	5,000,000	—	—	—	—	—	—	—
Jay Ryan	—	—	—	—	—	—	—	—	—	—	—

(1)	The amounts shown in column (e) reflect the maximum payment under our Incentive Plan. During 2006, there were no specific minimum and target levels under our Incentive Plan. The $5 million maximum amount is the maximum annual amount available for payment to any one executive officer under the Incentive Plan, and members of our Compensation Committee retain negative discretion to award less than this amount even if the performance criteria are met.
(2)	The amounts shown in column (i) reflect the number of restricted stock units granted to each named executive officer pursuant to our Equity Plan. The amount for Mr. Saltzman does not include $350,000 of partnership units in Cantor granted by Cantor on August 7, 2006. More information with respect to the partnership units is included in footnote 14 to our audited financial statements for the year ended December 31, 2006, included in this Form 10-K.
(3)	More information used in the calculations of these amounts is included in footnote 14 to our audited financial statements for the year ended December 31, 2006, included in this Form 10-K. In addition, the amount for Mr. Saltzman does not include $350,000 of partnership units in Cantor granted by Cantor having a fair value at the date of grant of $119,432.
(4)	Mr. Saracino was not eligible to participate in our Incentive Plan during 2006.

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options and restricted, stock units that had not vested for each of the executive officers as of December 31, 2006:

Outstanding Equity Awards at December 31, 2006

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (2)(3)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	2,000,000	—	—	22.00	12/10/2009	—	—	—	—
	625,000	—	—	16.88	11/28/2010	—	—	—	—
	1,500,000	—	—	5.10	10/19/2011	—	—	—	—
	1,000,000	—	—	14.39	12/9/2012	—	—	—	—
	1,000,000	—	—	21.42	12/9/2013	—	—	—	—
	1,000,000	—	—	13.00	12/20/2014	—	—	—	—
	15,625	234,375	—	8.42	8/22/2016	—	—	—	—
	—	800,000	—	8.80	12/15/2016	—	—	—	—
Frank V. Saracino	7,500	—	—	11.47	12/20/2014	—	—	—	—
	—	—	—	—	—	1,136	9,917	—	—
Lee M. Amaitis	325,000	—	—	22.00	12/9/2009	—	—	—	—
	50,000	—	—	15.13	11/24/2010	—	—	—	—
	237,500	—	—	5.10	10/19/2011	—	—	—	—
	150,000	—	—	14.39	12/9/2012	—	—	—	—
	200,000	—	—	21.42	12/9/2013	—	—	—	—
	250,000	—	—	11.47	12/20/2014	—	—	—	—
Stephen M. Merkel	100,000	—	—	22.00	12/10/2009	—	—	—	—
	100,000	—	—	16.88	11/28/2010	—	—	—	—
	110,000	—	—	5.10	10/19/2011	—	—	—	—
	100,000	—	—	14.39	12/9/2012	—	—	—	—
	100,000	—	—	21.42	12/9/2013	—	—	—	—
	100,000	—	—	11.47	12/20/2014	—	—	—	—
	—	—	—	—	—	5,681	49,595	—	—
Paul Saltzman	200,000	—	—	17.67	4/29/2014	—	—	—	—
	150,000	—	—	11.47	12/20/2014	—	—	—	—
	—	—	—	—	—	5,681	49,595	—	—
Kevin Foley	500,000	—	—	17.43	5/3/2014	—	—	—	—
	375,000	—	—	11.47	12/20/2014	—	—	—	—
Jay Ryan (4)	—	—	—	—	—	—	—	—	—

(1)	All options listed above vest at a rate of 6.25% per quarter over the first four years of the ten-year option term.
(2)	All restricted stock units above vest annually from the date of grant over a two-year period, with 67% vesting on the first anniversary date.
(3)	The amounts for Mr. Saltzman do not include $350,000 of partnership units in Cantor granted by Cantor, which vest in six equal annual installments beginning on July 1, 2007.
(4)	Mr. Ryan’s options expired on August 14, 2006.

Option Exercises and Stock Vested; Pension Benefits and Nonqualified Preferred Compensation

None of our executive officers exercised any stock options and no restricted stock units vested during the year ended December 31, 2006. Additionally, none of our executive officers received any retirement pension benefits or nonqualified deferred compensation from eSpeed during the 2006 fiscal year.

Employment Agreements

We entered into an employment agreement with Kevin Foley, our former President, dated April 23, 2004 (the “Foley Agreement”). The Foley Agreement provided for Mr. Foley to serve us as our President for a term beginning on May 3, 2004 and ending on December 31, 2006. The Foley Agreement provided for an annual base salary of $900,000. In addition, it provides for a bonus payment (i) in 2004 of between $600,000 and $900,000 and (ii) in each of 2005 and 2006 of at least $600,000, subject in each such year to our achievement of certain operating earnings milestones. The Foley Agreement also provided that Mr. Foley would receive options to purchase 500,000 shares of our Class A common stock in accordance with the terms of our Equity Plan. These options were granted to Mr. Foley on May 3, 2004 at an exercise price of $17.43 per share and vested in equal installments every quarter for four years after the date of grant, provided that all such option shares became fully vested and exercisable upon the death of Mr. Foley while employed. On December 20, 2004, our Board of Directors accelerated the vesting of the remaining unvested stock options. These options were out-of-the-money at the time of vesting. The Foley Agreement expired on December 31 2006, and Mr. Foley became President and Chief Executive Officer of Aqua, a new equities venture being launched by eSpeed and Cantor.

We entered into an employment agreement with Paul Saltzman, our Chief Operating Officer, dated April 29, 2004 (the “Saltzman Agreement”). The Saltzman Agreement provided for Mr. Saltzman to serve us in such capacity for a term beginning on May 24, 2004 and ending on December 31, 2006. The Saltzman Agreement provided for a signing bonus of $50,000, an annual base salary of $500,000, and a guaranteed bonus payment of $300,000 in each of 2004, 2005 and 2006. The Saltzman Agreement also provided that Mr. Saltzman would receive options to purchase 200,000 shares of our Class A common stock in accordance with the terms of our Equity Plan. These options were granted to Mr. Saltzman on April 29, 2004 at an exercise price of $17.67 per share and vested in equal installments every quarter for four years after the date of grant, provided that all such option shares became fully vested and exercisable upon the death of Mr. Saltzman while employed. On December 20, 2004, our Board of Directors accelerated the vesting of the remaining unvested stock options. These options were out-of-the-money at the time of vesting. On March 15, 2006, we amended Mr. Saltzman’s employment agreement. The amendment provided for an annual base salary of $800,000 and an annual bonus of $200,000 in 2006. The Saltzman Agreement expired on December 31, 2006.

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as directors. Under our current policy, we pay to each non-employee director annual compensation of $25,000. We also pay $2,000 for each meeting of our Board and $1,000 for each meeting of a committee of our Board actually attended, whether in person or by telephone. Under our policy, none of our non-employee directors is paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or committees of our Board.

In addition to the cash compensation described above, under our current policy, upon the appointment or initial election of an non-employee director, at the option of such non-employee director, we issue to each non-employee director either (i) restricted stock units equal to the value of shares of our Class A common stock that could be purchased for $70,000 at the closing price of such Class A common stock on the trading date of the appointment or initial election of an non-employee director (rounded down to the next whole share) or (ii) options having an equivalent value, based on a Black-Scholes formula, of shares of our Class A common stock that could be purchased for $70,000 at the closing price of such Class A common stock on the trading date of such meeting (rounded down to the next whole share). These restricted stock units issued upon the appointment or initial election of a non-employee director vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. The options granted upon the appointment or initial election of an non-employee director vest equally on each of the first two anniversaries of the grant date, provided that the optionee is still an non-employee director of our Board at the opening of business on such date.

We also grant to each non-employee director on an annual basis, in consideration for services provided, at the option of such non-employee director, either (i) restricted stock units equal to the value of shares of our Class A common stock that could be purchased for $35,000 at the closing price of such Class A common stock on the date of such meeting (rounded down to the next whole share) or (ii) options having an equivalent value, based on a Black-Scholes formula, of shares of our Class A common stock that could be purchased for $35,000 at the closing price of such Class A common stock on the trading date of such meeting (rounded down to the next whole share). These restricted stock units granted on an annual basis vest on the first anniversary of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. The options granted on an annual basis vest on the first anniversary of the grant date, provided that the optionee is still a non-employee director of our Board at the opening of business on such date.

The restricted stock units and options described above are granted pursuant to our Equity Plan. Such restricted stock units and options are subject to the terms and conditions of the Equity Plan under which they are awarded and the execution and delivery of agreements with each recipient. Each option has a term of 10 years, and the exercise price for each option is equal to the closing price for the Class A common stock on the date of grant, as reported on the NASDAQ.

Director Compensation for the Year Ended December 31, 2006

The table below summarizes the compensation paid by the company to non-employee directors for the year ended December 31, 2006:

Director Compensation for the Year Ended December 31, 2006

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Albert M. Weis, Director	85,000	—	17,757	—	—	—	102,757
John H. Dalton, Director	60,000	—	17,757	—	—	—	77,757
Barry R. Sloane, Director(4)	39,000	9,479	—	—	—	—	48,479
Henry Morris, Former Director	82,000	—	10,905	—	—	—	92,905

(1)	Howard Lutnick, the company’s Chairman of the Board, Chief Executive Officer and President, and Lee Amaitis, the company’s Vice Chairman, are not included in this table as they are employees of the company and thus receive no compensation for their services as directors. The compensation received by Messrs. Lutnick and Amaitis as employees of the company is shown in the Summary Compensation Table.
(2)

Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123R, and thus may include amounts from awards granted in and prior to 2006. In 2006, the fair value of the stock awards granted to each director was as follows: Albert M. Weis: none; John H. Dalton: none; Barry R. Sloane: $70,000; and Henry Morris: none. For more information used in the calculations of these amounts see footnote 14 to our audited financial statements for the year ended December 31, 2006, included in this Form 10-K. As of December 31, 2006, each Director has the following number of restricted stock units outstanding: Albert M. Weis: none; John H. Dalton: none; Barry R. Sloane: 8,139; and Henry Morris: none.

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123R, and thus includes amounts from options granted in and prior to 2006. In 2006, the fair value of the awards granted to each director was as follows: Albert M. Weis: $35,000; John H. Dalton: $35,000; Barry R. Sloane: none; and Henry Morris: none. For more information used in the calculations of these amounts see footnote 14 to our audited financial statements for the year ended December 31, 2006, included in this Form 10-K. As of December 31, 2006, each director had the following number of options outstanding: Albert M. Weis: 67,534; John H. Dalton: 77,534; Barry R. Sloane: none; and Henry Morris: 60,000.
(4)	Mr. Sloane was initially appointed as a director on September 27, 2006.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors currently consists of Messrs. Dalton, Gosin, Sloane and Weis. All of the members of our Compensation Committee are non-employee directors and are not former officers. During 2006, none of our executive officers served as a member of the board of directors or on the compensation committee of a corporation where any of its executive officers served on our Compensation Committee or on our Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

By Management. The following table sets forth certain information, as of March 13, 2007, with respect to the beneficial ownership of our Common Equity by: (i) each director; (ii) each of the executive officers; and (iii) all executive officers and directors as a group. Each person listed below can be reached at our headquarters located at 110 East 59th Street, New York, NY 10022. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of Class A common stock for purposes of this table.

	Beneficial Ownership(1)
	Class A common stock				Class B common stock
Name	Shares		%		Shares		%
Howard W. Lutnick	29,979,177	(2)	52.0	%(3)	20,497,800	(4)	100%
Lee M. Amaitis	1,316,012	(5)	4.2	%(6)	—		—
Stephen M. Merkel	626,531	(7)	2.1	%(8)	—		—
Paul Saltzman	352,325	(9)	1.2	%(10)	—		—
Frank V. Saracino	7,500	(11)	*		—		—
John H. Dalton	64,700	(12)	*		—		—
Albert M. Weis	68,500	(13)	*		—		—
Barry R. Sloane	—		*		—		—
Barry M. Gosin	—		*		—		—
All directors and nominees and executive officers as a group (10 Person)(2)(4)(5)(7)(9) (11)(12)(13)	32,414,745		54.1	%(14)	20,497,800		100%
* Less than 1%

(1)	Based upon information supplied by directors, nominees and executive officers, and filings under Sections 13 and 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Consists of (1) 7,206,250 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007, (2) 751,310 shares of Class A common stock held by Cantor Fitzgerald, L.P., (“CFLP”), (3) 20,449,055 shares of Class B common stock held by CFLP, (4) 388,812 shares of Class A common stock held by CF Group Management, Inc., (“CFGM”), (5) 48,745 shares of Class B common stock held by CFGM, (6) 955,673 shares of Class A common stock held directly by Mr. Lutnick, (7) 3,743 shares of Class A common stock held in Mr. Lutnick’s 401(k) account and (8) 175,589 shares of Class A common stock held by a trust for the benefit of descendants of Mr. Lutnick, of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees. CFGM is the managing general partner of CFLP, and Mr. Lutnick is the President and sole stockholder of CFGM.
(3)	Percentage based on (1) 29,930,696 shares of Class A common stock outstanding on March 13, 2007, (2) 20,497,800 shares of Class A common stock acquirable upon conversion of 20,497,800 shares of Class B common stock and (3) 7,206,250 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007.
(4)	Consists of (1) 20,449,055 shares of Class B common stock held by CFLP and (2) 48,745 shares of Class B common stock held by CFGM.
(5)	Consists of (1) 1,212,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007 and (2) 103,512 shares of Class A common stock held directly by Mr. Amaitis.
(6)	Percentage based on (1) 29,930,696 shares of Class A common stock outstanding on March 13, 2007 and (2) 1,212,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007.

(7)	Consists of (1) 610,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007, (2) 10,907 shares of Class A common stock held directly by Mr. Merkel, (3) 3,374 shares of Class A common stock held in Mr. Merkel’s 401(k) account and (4) 2,250 shares of Class A common stock beneficially owned by Mr. Merkel’s spouse.
(8)	Percentage based on (1) 29,930,696 shares of Class A common stock outstanding on March 13, 2007 and (2) 610,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007.
(9)	Consists of (1) 350,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007, (2) 2,200 shares of Class A common stock held directly by Mr. Saltzman and (3) 125 shares of Class A common stock, of which are beneficially owned by Mr. Saltzman’s child.
(10)	Percentage based on (1) 29,930,696 shares of Class A common stock outstanding on March 13, 2007 and (2) 350,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007.
(11)	Consists of 7,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007.
(12)	Consists of (1) 62,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007 and (2) 2,200 shares of Class A common stock held directly by Mr. Dalton.
(13)	Consists of (1) 52,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007, (2) 9,000 shares of Class A common stock held directly by Mr. Weis and (3) 7,000 shares of Class A common stock, of which 1,000 shares are beneficially owned by Mr. Weis’ spouse, 4,000 shares are held in trust for Mr. Weis’ children and 2,000 shares are beneficially owned by Mr. Weis’ children.
(14)	Percentage based on (1) 29,930,696 shares of Class A common stock outstanding on March 13, 2007, (2) 20,497,800 shares of Class A common stock acquirable upon conversion of 20,497,800 shares of Class B common stock and (3) 9,501,250 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007.

By Others. The following table sets forth certain information, as of March 13, 2007, with respect to the beneficial ownership of our Common Equity by each person or entity known to us to beneficially own more than 5% of a class of our Common Equity, other than our directors, nominees and Executive Officers. Unless indicated otherwise, the address of each entity listed is 110 East 59th Street, New York, NY 10022, and each entity listed has sole voting and investment power over the shares beneficially owned. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal amount of number of shares of Class A common stock for purposes of this table.

	Beneficial Ownership
	Class A common stock				Class B common stock
Name	Shares		%		Shares		%
Cantor Fitzgerald, L.P	21,200,365	(1)	42.0	%(2)	20,449,055		99.8	(3)
CF Group Management, Inc	21,637,922	(4)	42.9	%(5)	20,497,800	(6)	100.0	(3)
Chapman Capital, L.L.C.	2,775,260	(7)	9.3	%(8)	—		—
Downtown Associates, L.L.C	2,764,300	(9)	9.2	%(10)	—		—

(1)	Consists of (1) 751,310 shares of Class A common stock and (2) 20,449,055 shares of Class B common stock.
(2)	Percentage based on 29,930,696 shares of Class A common stock outstanding on March 13, 2007 and 20,497,800 shares of Class A common stock acquirable upon conversion of 20,497,800 shares of Class B common stock.
(3)	Based on 20,497,800 shares of Class B common stock outstanding on March 13, 2007.

(4)	Consists of (1) 388,812 shares of Class A common stock held by CFGM, (2) 48,745 shares of Class B common stock held by CFGM, (3) 751,310 shares of Class A common stock held by CFLP and (4) 20,449,055 shares of Class B common stock held by CFLP. CFGM is the managing general partner of CFLP.
(5)	Percentage based on 29,930,696 shares of Class A common stock outstanding on March 13, 2007 and 20,497,800 shares of Class A common stock acquirable upon conversion of 20,497,800 shares of Class B common stock.
(6)	Consists of (1) 48,745 shares of Class B common stock held by CFGM and (2) 20,449,055 shares of Class B common stock held by CFLP. CFGM is the managing general partner of CFLP.
(7)	As set forth in a Schedule 13D reporting beneficial ownership as of March 13, 2007 filed on March 14, 2007. According to the Schedule 13D, the shares of Class A common stock are held by Chap-Cap Partners II Master Fund, Ltd., and Chap-Cap Activist Partners Master Fund, Ltd., Cayman Islands exempted companies (collectively, “the Funds”), Chapman Capital L.L.C., a Delaware limited liability company (“Chapman Capital”), and Robert L. Chapman, Jr., an individual. Chapman Capital is the investment manager and adviser to the Funds. The Funds directly own our Class A common stock and over which Chapman Capital may be deemed to have control by virtue of the authority granted by the Funds to vote and to dispose of securities held by the Funds. The business address of the Funds, Chapman Capital and Mr. Chapman is Pacific Corporate Towers, 222 N. Sepulveda Blvd., El Segundo, California 90245.
(8)	Percentage based on 29,930,696 shares of Class A common stock outstanding on March 13, 2007.
(9)	As set forth in a Schedule 13G (Amendment No. 2) reporting beneficial ownership as of December 31, 2006 filed on February 14, 2007. According to the Schedule 13G, the shares of Class A common stock are held by Downtown Associates I, L.P., Downtown Associates II, L.P., Downtown Associates III, L.P. and Downtown Associates V, L.P. (collectively referred to as the “Downtown Funds”). The general partner of the Downtown Funds is Downtown Associates, L.L.C. (the “General Partner”). Mr. Juvonen, as the Managing Member of the General Partner, has sole power to vote and direct the disposition of all shares of our Class A common stock held by the Downtown Funds. The business address of Mr. Juvonen, the General Partner and the Downtown Funds is c/o Downtown Associates, L.L.C., 674 Unionville Road, Suite 105, Kennett Square, Pennsylvania 19348.
(10)	Percentage based on 29,930,696 shares of Class A common stock outstanding on March 13, 2007.

Equity Compensation Plan Information as of December 31, 2006

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Amended and Restated 1999 Long-Term Incentive Plan (approved by security holders)	15,164,882	$14.86	3,335,118
Equity compensation plans not approved by security holders	—	—	—

Total	15,164,882	$14.86	3,335,118

For a description of the Amended and Restated 1999 Long-Term Incentive Plan, see Note 14, Stock-Based Compensation, of the accompanying Notes to Consolidated Financial Statements.

In 2006, we issued an aggregate of 270,435 restricted stock units under such 1999 Long-Term Incentive Plan to 371 employees and directors. These units shall vest and be payable in shares of our Class A Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

THE FORMATION TRANSACTIONS

Concurrently with our initial public offering, Cantor contributed to us certain of our assets. These assets primarily consisted of the proprietary software, network distribution systems, technologies and related contractual rights that comprise our eSpeed® system. In exchange for these assets, we issued to Cantor 43,999,900 shares of our Class B common stock, representing approximately 98% of the voting power of our capital stock outstanding at the time. Cantor converted 3,350,000 of these shares into the shares of our Class A common stock which it sold in our initial public offering in December 1999.

We entered into the agreements described below in connection with the formation transactions and to help define the terms of our relationship with Cantor in the future. In an effort to mitigate conflicts of interest between us and Cantor, we and Cantor have agreed that none of these agreements may be amended without the approval of a majority of our disinterested directors.

JOINT SERVICES AGREEMENT

Under our Amended and Restated Joint Services Agreement, dated October 1, 2005 (the “JSA”), with Cantor, as well as under services agreements with Freedom and CO2e, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and Cantor and BGC, Freedom and CO2e provide voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. Our agreement with Cantor provides for a perpetual term.

REVENUE SHARING ARRANGEMENTS

Under the JSA, as well as under services agreements with BGC, Freedom and CO2e, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and BGC, Freedom, and CO2e provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions in U.S. Treasuries, we receive 65% of the transaction revenues and Cantor, BGC or Freedom receives 35% of the transaction revenues. For a four year period beginning on July 1, 2006, the 65%/35% revenue share between eSpeed and Freedom is paid on net transaction revenues, which are calculated after deductions of all electronic business-related broker commission payments (up to a 45% broker payout). With respect to other fully electronic transactions, the following provisions are applicable:

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

We agreed to divide revenue with Cantor with respect to European Government Bonds (“EGBs”) traded electronically as follows: (i) the first $1.5 million of gross revenues from EGBs traded electronically shall be shared 65% to eSpeed and 35% to Cantor, (ii) from July 1, 2005 through June 30, 2009, net revenues for EGBs derived from gross revenues in excess of $1.5 million shall be shared 50% to eSpeed and 50% to Cantor, and (iii) after June 30, 2009, net revenues from EGBs derived from gross revenues in excess of $1.5 million shall then be shared 65% to eSpeed and 35% to Cantor. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of EGB electronic revenues.

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

With respect to the equity order routing business conducted for Cantor, eSpeed and Cantor each have traditionally received 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. In addition, any eSpeed equity order routing business that was not conducted for Cantor was treated as a fully electronic transaction, in which we would receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues. Upon completion of the planned spin-off of the equities business in connection with the Aqua transaction, we will be entitled to a 49% interest in the new entity and Cantor will be entitled to a 51% interest, subject to NASD approval. The Aqua entity will also be authorized to receive clearing and administrative services from Cantor and technology infrastructure services from eSpeed at cost. Aqua will also be authorized to pay sales commissions to brokers of Cantor, BGC or other brokers who participate in the sales process.

CO2e is to share with us 50% of the fully electronic revenues. With respect to (i) certain network access facilities services agreements and (ii) other circumstances in which Cantor refers network access facility services business to us, 60% of net revenues from such business would be paid to Cantor and 40% of such revenues would be paid to us. This revenue sharing arrangement will be made after deduction of all sales commissions, marketing, helpdesk, clearing and direct third party costs, including circuits and maintenance. With respect to private labeling of the eSpeed system to Cantor parties, the net revenues between eSpeed and Cantor with respect to such privately labeled businesses shall be shared 50% to eSpeed and 50% to Cantor for a period of four years from the date such customer begins trading. Thereafter, net revenues shall be shared 65% to us and 35% to Cantor. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of such electronic revenues.

We are authorized to pay directly to BGC or Cantor brokers up to 10% of gross revenues on increased electronic trading on our eSpeed system by customers of such brokers in certain products. These payments are intended to provide incentive to voice brokers to encourage additional electronic trading on our eSpeed system by their customers and are solely in the discretion of our management.

Effective October 1, 2005, we amended our arrangement with Cantor with respect to Cantor’s Gaming Businesses to allow the Cantor Parties to provide their own Gaming Development Services. With that, former eSpeed technical personnel who had been primarily engaged in providing Gaming Development services for Cantor’s Gaming Businesses were hired directly by Cantor. Consequently, the payment provisions in the JSA were amended to provide the Company a 12.5% share of the Gaming Transaction Revenues. In exchange for such revenue share, we will provide to Cantor all Gaming-related Ancillary IT services consistent with the Ancillary IT services as is currently provided by eSpeed, and all reasonable replacement Ancillary IT. Further, Cantor will reimburse eSpeed for 100% of all direct costs expended by eSpeed for additional items requested by Cantor, in writing, which are solely dedicated to Cantor’s Gaming Business. eSpeed shall also provide to Cantor access to its business and property, including property, technology, software, and hardware in order to engage in development with respect to the Gaming Business.

In December 2005, we entered into an agreement with BGC to provide the technology and support for the first integrated voice and electronic U.S. Dollar repo trading platform for the primary dealer community. We and BGC will split gross revenues generated by the new platform 50%/50% after a deduction of total broker compensation associated with the extra commission paid to BGC brokers up to a cap of 50% of gross revenues.

In July 2006, we and Cantor entered into an agreement whereby we will provide our Ecco products to Cantor and BGC free of charge until December 31, 2007 and we will provide to Cantor new features and customized development work that it requests in writing with respect to our Ecco product and Cantor will pay us for the cost of the development of those new features. Additionally, we are authorized to enter into an agreement with Cantor to provide a commission for third-party sales by a Cantor or BGC salesperson equal to the equivalent amount that would be paid if the salesperson was a salesperson of eSpeed.

In general, for voice-assisted brokerage transactions, we receive 7% of the transaction revenues, in the case of BGC transactions, and 35% of the transaction revenues, in the case of Freedom transactions. For CO2e we receive 20% of the transaction revenues. For screen-assisted open outcry brokerage transactions, we receive 2.5% of the transaction revenues in the case of BGC transactions, and for CO2e, we receive 20% of the transaction revenues.

Under various services agreements, we have agreed to provide Cantor, BGC, Freedom and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, BGC and Freedom the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. These services are provided to CO2e and to Cantor with respect to its gaming business at no additional cost other than the revenue sharing arrangement set forth above. Also, in connection with Cantor’s gaming business, we have agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its written request in exchange for payment by Cantor of all of the direct costs for such items.

Under the terms of the JSA, we have agreed with Cantor to certain arrangements, including commission structures, pursuant to which Cantor and its affiliates participate in certain eSpeed marketplaces by posting quotations for their accounts and by acting as principal on trades. Such activity is intended, among other things, to assist these parties in managing their proprietary positions, and to facilitate transactions, add liquidity, increase commissions and attract additional order flow to the eSpeed system and revenue to both eSpeed and Cantor and its affiliates.

Under an Administrative Services Agreement (as defined below), Cantor provides various administrative services to eSpeed, including accounting, tax, legal, human resources and facilities management. We are required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months’ prior notice by either eSpeed or Cantor. eSpeed incurred administrative fees for such services during the years ended December 31, 2006, 2005 and 2004 totaling $12.6 million, $13.9 million and $13.2 million, respectively. Cantor is also authorized to provide these administrative services to the Aqua business. The services provided under both the JSA and the Administrative Services Agreement are related party services because Cantor controls eSpeed. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if eSpeed did not obtain such services from Cantor.

SOFTWARE SOLUTIONS SERVICES

We provide to Cantor, Freedom, BGC and CO2e.com, LLC, Software Solutions services, including (1) systems administration; (2) internal network support; (3) support and procurement for desktops of end-user equipment; (4) operations and disaster recovery services; (5) voice and data communications; (6) support and development of systems for clearance, settlement and other fulfillment services; (7) systems support for broker; (8) electronic applications systems and network support and development; and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, BGC and Freedom the actual direct and indirect costs, including overhead that we incur in performing these services. These services are provided to CO2e.com, LLC and to Cantor with respect to its gaming business at no additional cost other than the revenue sharing arrangement set forth above. With respect to Cantor’s gaming business, we have agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its request in exchange for payment by Cantor of all of the direct costs for such items.

INTELLECTUAL PROPERTY

Cantor has granted to us a license covering Cantor’s patents and patent applications that relate to our eSpeed system. The license is perpetual, irrevocable, worldwide and royalty free and is exclusive, except in the event that (1) we are unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require us to do so, or we are unable to provide such services or (2) we do not exercise our right of first refusal to provide to Cantor electronic brokerage services with respect to a marketplace, in which events Cantor will have a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. Cantor will cooperate with us, at our expense, in any attempt by us to prevent any third party infringement of our patent rights under the license. Cantor has also granted to us a non-exclusive, perpetual, irrevocable worldwide, royalty-free right and license to use the servicemarks “Cantor Exchange®,” “Interactive Matching®,” “MOLESM” and “CX®”.

NON-COMPETITION AND MARKET OPPORTUNITY PROVISIONS

The JSA imposes performance obligations on us and restricts our ability to compete with Cantor and Cantor’s ability to compete with us in markets that we and Cantor traditionally operate. We and Cantor have agreed to exclude the TradeSpark and Freedom marketplaces from the provisions of the JSA in order to enable us to enter into separate agreements in connection with these marketplaces.

ADMINISTRATIVE SERVICES AGREEMENT

Under our Administrative Services Agreement with Cantor, Cantor provides certain administrative and management services to us. Cantor makes available to us some of its administrative and other staff, including its internal audit, Treasury, legal, tax, insurance, human resources, facilities, corporate development and accounting staffs. Members of these staffs arrange for our insurance coverage and provide a wide array of services, including administration of our personnel and payroll operations, benefits administration, internal audits, facilities management, promotional sales and marketing, legal, risk management, accounting and tax preparation and other services. We reimburse Cantor for the actual costs incurred by Cantor, plus other reasonable costs, including reasonably allocated overhead and any applicable taxes. We have also entered into arrangements with Cantor under which we have the right to use certain assets, principally computer equipment, from Cantor. These assets may be subject to operating leases with third-party leasing companies. We also have arrangements with Cantor under which we share office space provided by them at their offices. Under the Administrative Services Agreement, we provide sales, marketing and public relations services to Cantor. Cantor reimburses us for the actual costs incurred by us, plus other reasonable costs, including reasonably allocated overhead. The Administrative Services Agreement had an initial three-year term, renewed for three successive one-year renewal terms and will continue to renew automatically for successive one-year terms unless canceled by either us or

Cantor upon six months’ prior notice; provided, however, that our right to use our London office space expires at the earlier of (1) the time Cantor’s lease expires in 2016 or (2) until Cantor ceases to be an affiliate of ours and Cantor asks us to vacate.

Pursuant to the Administrative Services Agreement, Cantor is required to obtain for us, among other things, property and casualty insurance of not less than $40 million and business interruption insurance of $25 million. Cantor has procured property insurance coverage for us covering our fixed assets and business interruption insurance of at least these coverage amounts. However, we are listed on this insurance policy as one of several insured parties, together with Cantor and several of its affiliates. This insurance policy is for aggregate amounts in excess of the amounts set forth above. The Administrative Services Agreement does not provide for the allocation of the proceeds among the named insured parties. Insurance proceeds paid to date have been paid to Cantor on behalf of all parties named on the policy, and Cantor has allocated these proceeds among the insured parties. As a result of the terrorist attacks of September 11, 2001 (the “September 11 Events”), our offices in the World Trade Center were destroyed and we lost 180 of our employees, including many members of our senior management. As of December 31, 2006, we had received approximately $25.7 million of replacement property insurance proceeds in settlement for property damage related to the September 11 Events. We are entitled to reimbursement by Cantor for certain replacement assets, which replacement is nearing completion.

We are also a party to an administrative services agreement, dated as of November 12, 2004, with two of our broker-dealer subsidiaries, eSpeed Government Securities, Inc. and eSpeed Securities, Inc. Under this agreement, these subsidiaries agree to compensate us for the actual cost (plus reasonable other costs, including reasonably allocated overhead and any applicable taxes) of certain services provided by us to them, including office space, personnel and certain corporate services, including, without limitation, cash management, internal audit, facilities management, legal, payroll, benefits administration and other administrative services. This agreement remains in effect until terminated upon the mutual agreement of all parties. In connection with the planned Aqua transaction, we expect to contribute eSpeed Securities, Inc. to the Aqua entity and terminate the applicable administrative service agreement.

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

POTENTIAL CONFLICTS OF INTEREST AND COMPETITION WITH CANTOR AND BGC

Various conflicts of interest between us and Cantor and BGC may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by Cantor of its shares of our common stock and the exercise by Cantor of control over our management and affairs. A substantial number of our officers and managers are partners of Cantor or BGC. For such directors, officers and managers, investment in the Cantor or, in the future, BGC partnerships may involve a substantial amount of such person’s personal capital and may represent a significant investment and may be purchased through financing from Cantor or its lenders. Such partnership interests may generate substantial additional income for partners of Cantor and BGC. Two of our directors (Messrs. Lutnick and Amaitis) and all of our executive officers also serve as directors, officers and/or partners of Cantor or BGC and most have or will have substantial investments in Cantor and/or BGC through partnership unit ownership. Simultaneous service as an eSpeed director or officer and service as a director or officer, or status as a partner, of Cantor or BGC could create or appear to create potential conflicts of interest when such directors, officers and/or partners are faced with decisions that could have different implications for us and for Cantor or BGC. Mr. Lutnick, our Chairman and Chief Executive Officer, is the sole stockholder of the managing general partner of Cantor and indirectly of BGC and is also a partner of Cantor. As a result, Mr. Lutnick controls Cantor and BGC. Cantor owns shares of our Class A common stock and Class B common stock representing approximately 87.8% of the Total Voting Power of our capital stock. Similarly, our Vice Chairman, Lee Amaitis, is the Chairman and Chief Executive Officer of BGC and a partner of Cantor and may in the future be a partner of BGC. Although all related-party transactions between eSpeed and Cantor, BGC and related entities are approved by our Audit Committee, Mr. Lutnick’s simultaneous service as our Chairman and Chief Executive Officer and his control of Cantor and BGC and Mr. Amaitis’ simultaneous service with us and BGC, as well as the Cantor partnership units held by both men, could create or appear to create potential conflicts of interest when Mr. Lutnick or Mr. Amaitis is faced with decisions that could have varying implications for us and for Cantor or BGC. Messrs. Lutnick, Amaitis and Merkel also serve as executive officers of BGC, which has filed the BGC S-1. In the event BGC were to become a public company, Messrs. Lutnick and Merkel, as well as other officers and employees, may dedicate less of their professional efforts to our business and operations. The BGC S-1 also states that in the event that BGC were to become a public company, Mr. Amaitis may resign as an officer and director of eSpeed. Further, in the event that BGC becomes a separate public company, certain decisions related to BGC may be made by a majority of BGC’s independent directors for the benefit of BGC’s public stockholders and may affect eSpeed and/or eSpeed’s relationship with BGC.

Our relationships with Cantor and BGC may result in agreements that are between related parties. As a result, the prices charged to us or by us for services provided under agreements with Cantor or BGC may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be more or less favorable to us than those that we could have negotiated with third parties. However, transactions between us and Cantor, BGC and/or their other affiliates are subject to the approval of, our Audit Committee, which is composed entirely of independent directors. In addition, Cantor and BGC and their affiliates can compete with us under certain circumstances.

MUNICIPAL PARTNERS

In January 2002, Cantor sold the assets of the business known as Municipal Partners, Inc., a municipal bond broker, to a newly formed limited company, Municipal Partners, LLC, formed by Brian Kelly, a former employee of Cantor, in exchange for a 25% special interest in Municipal Partners, LLC. Cantor had purchased substantially all of the assets of Municipal Partners, Inc. in July 2000. Cantor also loaned $1,000,000 to Municipal Partners, LLC and is entitled to distributions equal to 5% of the gross revenues of the business less the amount of our revenue share for electronic transactions. Pending receipt of applicable licenses by Municipal Partners, LLC, Cantor provided Municipal Partners, LLC with interim services. In connection with the sale, we (1) granted Municipal Partners, LLC a non-exclusive license to use our software and technology to operate a municipal bond brokerage business; (2) will maintain our municipal bond trading platform and provide the software capabilities that were in place in Cantor’s municipal bond business (we are to be compensated for upgrading the trading platform at cost plus a reasonable profit or at prevailing rates, at our election); (3) will provide web-hosting, technical and customer support at cost plus a reasonable fee to Municipal Partners, LLC; (4) will receive 50% of gross revenues of Municipal Partners, LLC, with respect to electronic transactions; and (5) terminated existing arrangements with former brokers in the business (some of whom are deceased) pursuant to which we had given them shares of our Class A common stock valued at $1,250,000 in exchange for promissory notes in the same amount with the result that the notes were terminated and the shares were cancelled. As of September 25, 2006, the Services Agreement was terminated in connection with the settlement of certain litigation with Municipal Partners.

FREEDOM INTERNATIONAL BROKERAGE COMPANY

We and Cantor formed a limited partnership (the “LP”) to acquire a 66.7% interest in Freedom International Brokerage Company (“Freedom”), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, in April 2001. We are entitled to 75.0% of the LP’s capital interest in Freedom. We share in 15.0% of the LP’s cumulative profits but not in cumulative losses. Cantor is the LP’s general partner and is allocated all of the LP’s cumulative losses or 85.0% of the cumulative profits.

We have also entered into a technology services agreement with Freedom pursuant to which we provides the technology infrastructure for the transactional and technology related elements of the Freedom marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace. In general, for fully electronic transactions in U.S. Treasuries, we receive 65% of the transaction revenues and Cantor, BGC or Freedom receives 35% of the transaction revenues. For a four year period beginning on July 1, 2006, the 65%/35% revenue share between eSpeed and Freedom is paid on net transaction revenues, which are calculated after deductions of all electronic business-related broker commission payments (up to a 45% broker payout).

CO2E.COM, LLC

On October 11, 2002, Mitsui & Co. (U.S.A.), Inc. and MB Emission Trading, Inc. (collectively, “Mitsui”) invested $1,200,000 in CO2e, a Cantor subsidiary. CO2e’s purpose is to form and operate one or more electronic trading markets for products related to the mitigation of greenhouse gasses and related activities and to provide brokerage information and consulting services relating to the emission or mitigation of greenhouse gasses and related issues. In connection therewith, we and CO2e entered into a Services Agreement whereby we will receive 50% of CO2e’s fully electronic revenues and 20% of CO2e’s voice-assisted and open outcry revenues. The Services Agreement supersedes the provisions of the JSA with respect to CO2e transactions. Mitsui received 4% of the equity of CO2e and we agreed to transfer certain intellectual property rights to CO2e.

ADDITIONAL PREVIOUS TRANSACTIONS WITH CANTOR

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

We have a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice brokerage business in certain energy products. The business of TradeSpark has been wound up. Cantor has an 85% investment in EIP Holdings.

In connection with a transaction fee agreement dated August 21, 2002 that Cantor entered into with UBS AG and certain named affiliates (collectively “UBS”), we issued to UBS a warrant to purchase 300,000 shares of our Class A common stock which has been exercised with respect to 125,000 shares. The warrant has a term of 10 years and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and non-forfeitable, and is exercisable nine years and six months after issuance. In addition, we have provided UBS with piggyback registration rights for the Class A common stock underlying the warrants.

On July 30, 2001, we entered into an agreement to form a business partner relationship with Deutsche Bank, AG (“Deutsche Bank”), whereby Deutsche Bank will channel its electronic market-making engines and liquidity for specified European fixed income products using our electronic trading platform. In connection with the agreement, Deutsche Bank purchased 750 shares of our Series C Redeemable Convertible Preferred Stock (“Series C Preferred”) at its par value of $0.01 per share. Each share of the Series C Preferred is convertible at the option of Deutsche Bank into 10 shares of our Class A common stock at any time during the five years ending July 31, 2006. At the end of each year of the five year agreement in which Deutsche Bank fulfills its liquidity and market-making obligations for specified products, 150 shares of Series C Preferred will automatically convert into warrants to purchase 150,000 shares of our Class A common stock at an exercise price of $14.79 per share. At the end of the five year period, to the extent that Deutsche Bank does not fulfill its obligations under the agreement and Series C Preferred shares remain outstanding, we have the option to redeem each share of the Series C Preferred outstanding in exchange for 10 shares of our Class A common stock. Deutsche Bank was deemed to have fulfilled its obligations under the agreement for the 12 months ended July 30, 2002, and, accordingly, a warrant to purchase 150,000 shares of our Class A common stock was issued by us. We have informed Deutsche Bank that it was not in compliance with the agreement for the 12 months ended July 30, 2003, and that a warrant will not be issued for such period. Based on certain communications and the failure of Deutsche Bank to comply with the agreement since, we have further notified Deutsche Bank that we believe it has terminated its right to receive warrants under the agreement for the remaining commitment periods. The 450 shares of Series C Preferred with respect to the twelve-month periods ended July 30, 2003, 2004 and 2005, are redeemable by us for 4,500 shares of Class A common stock.

INDEMNIFICATION BY CANTOR

Although we do not expect to incur any losses with respect to pending lawsuits or supplemental allegations relating to Cantor and Cantor’s limited partnership agreement, Cantor has agreed to indemnify us with respect to any liabilities we incur as a result of such lawsuits or allegations.

OTHER TRANSACTIONS

We enter into reverse repurchase agreements with Cantor as short-term investments as part of our overall cash management strategy. Our revenue repurchase agreements mature on a next-day basis. Interest rates for the reverse repurchase agreements are reset daily and approximate market rates, which are based on the Fed Funds Rate and the quality of the underlying collateral. At December 31, 2006, the reverse repurchase agreements with Cantor totaled $166 million.

Cantor has granted certain eSpeed employees, including Paul Saltzman, our Chief Operating Officer, awards of partnership units in Cantor with a notional value of $1.1 million. Such partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination provided that the employee has not engaged in any competitive activity with us or our affiliates prior to the date each payment is due. Mr. Saltzman’s entitlement to such post-termination payments vests in six equal annual installments beginning July 1, 2007, provided that as of each such anniversary date Mr. Saltzman is still employed by us or one our affiliates and has not breached this agreement. The other partnership units were fully vested on date of grant.

In February 2006, in conjunction with Cantor’s acquisition of IDT Horizon GT, Inc. (“Horizon”), we entered into a software license agreement (the “Horizon License”) with Horizon, pursuant to which Horizon granted us a perpetual, fully paid-up, non-transferable (except to our affiliates) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities. Management has estimated the fair value of the Horizon License at $1.5 million. The Horizon License permits us to use the software worldwide in connection with the processing of trades in our product offerings, provided that the software may not be used for the processing of the business of any other person, firm or entity. The Horizon License provides that, in the event Cantor sells the Horizon business, it will pay us an amount equal to 23% of the total consideration received in connection with such sale, up to a maximum of $1.5 million. In consideration for the Horizon License and support services to be provided under the Horizon License, we issued to Horizon a warrant to acquire 312,937 shares of Class A common stock of our stock, which warrant was not transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87.

On August 10, 2006, we entered into a Sponsored Research Agreement with a researcher and a U.S. university in which the Company agreed to pay $100,000 per year for five years in exchange for research and certain patent rights. In October 2006, we agreed with Cantor and BGC that they would pay 75% of all payments made by us in connection with the Sponsored Research Agreement, and that to the extent, if any, that we make any charitable contributions to the university, Cantor and BGC will make a proportional charitable contribution. In exchange for this agreement, we will retain nonexclusive license to all patents and patent applications resulting from the Sponsored Research Agreement within the field of fully electronic financial services, BGC will have a license to the patents and patent applications in all financial services fields other than fully electronic, and Cantor will have patent rights to all other patents and patent applications. We further agreed that, in the event that we or Cantor grants a license to such technology in the field of fully-electronic financial services, we and Cantor will each receive 50% of all revenue from any such license.

Review, Approval and Ratification of Transactions with Related Persons

The general policy of eSpeed and our Audit Committee is that all material transactions with a related party, including transactions with Cantor, BGC or their affiliates, the relationship between eSpeed and Cantor and BGC and their affiliates pursuant to the Joint Services Agreement, Administrative Services Agreement and other agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, are subject to prior review and approval by our Audit Committee which shall determine whether such transactions or proposals are fair and reasonable to our shareholders. In general, potential related party transactions are identified by management and discussed with the Audit Committee at Audit Committee meetings. Detailed proposals, including, where applicable, financial and legal analysis, alternatives and management recommendations, are provided to the Audit Committee with respect to each issue under consideration and decisions are made by the Audit Committee with respect to the foregoing related party transactions after opportunity for discussion and review of materials. When applicable, the Audit Committee requests further information and from time to time requests guidance or confirmation from internal or external counsel or auditors.

Independence of Directors

Our Board of Directors has determined that each of our non-employee directors, other than Messrs. Lutnick and Amaitis, qualifies as an “independent director” in accordance with the published listing requirements of The NASDAQ Stock Market (“NASDAQ”). The NASDAQ independence definition consists of a series of objective tests, including that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by NASDAQ rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Deloitte & Touche LLP (“Deloitte”) during fiscal years 2006 and 2005:

	Year Ended December 31,
	2006	2005
Audit fees (a)	$1,040,547	$957,953
Audit-related fees (b)	20,000	65,000
Tax fees	—	—
All other fees	—	—

Total	$1,060,547	$1,022,953

(a)	Audit fees consisted of: (i) the audit of our consolidated financial statements included in our Annual Report on Form 10-K; (ii) reviews of the interim condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q; (iii) the audit of our Deferral Plan; and (iv) statutory and regulatory audits and other services related to SEC matters. Audit fees for 2006 and 2005 also include the audit of management’s report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(b)	Fees for audit-related services consisted of financial accounting and reporting consultations.

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

During 2006, our Audit Committee specifically approved the appointment of Deloitte & Touche LLP to be our independent auditors for the year ended December 31, 2006. Deloitte & Touche LLP was also approved to perform reviews, pursuant to Statement of Auditing Standards No. 71, of our quarterly financial reports within the year ended December 31, 2006 and certain other audit related services such as accounting consultations. Pursuant to our Audit Committee charter, the Audit Committee will pre-approve all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our auditors, subject to certain minimum exceptions set forth in the charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. See Index to Financial Statements on page 44.

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

Exhibit Number	Description
2.1	Assignment and Assumption Agreement dated as of December 9, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH, LLC, Cantor Fitzgerald & Co. and eSpeed, Inc. (Incorporated by reference by Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

2.2	Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.1	Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).

3.2	Second Amended and Restated By-Laws of eSpeed, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).

4.2	Warrants issued to Martin J. Wygod and a related trust. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.3	Warrant issued to Dynegy, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.4	Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.5	Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.6	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.7	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.8	Warrant Agreement, dated as of August 1, 2002 between eSpeed, Inc. and Deutsche Bank AG. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit Number	Description
4.9	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.10	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (Incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.3	Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed Markets, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.4	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the Investors named therein. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9	Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.10	Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.11	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

Exhibit Number	Description
10.13	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.14+	Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com, LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.15+	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.16	Amended and Restated Joint Services Agreement, dated as of October 1, 2005, by and among Cantor Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.17	eSpeed 2003 Incentive Bonus Compensation Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18	Amended and Restated eSpeed, Inc. 1999 Long Term Incentive Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.19	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

21	List of subsidiaries of eSpeed, Inc

23	Consent of Deloitte & Touche LLP, independent auditors.

24	Powers of Attorney (included on signature page).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K for the fiscal year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15 day of March, 2007.

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

Signature	Capacity in Which Signed	Date

/S/ HOWARD W. LUTNICK Howard W. Lutnick	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2007

/S/ FRANK V. SARACINO Frank V. Saracino	Interim Chief Accounting Officer (Principal Financial and Accounting Officer)	March 15, 2007

/S/ LEE M. AMAITIS Lee M. Amaitis	Director	March 15, 2007

/S/ JOHN H. DALTON John H. Dalton	Director	March 15, 2007

/S/ BARRY M. GOSIN Barry M. Gosin	Director	March 15, 2007

/S/ BARRY R. SLOANE Barry R. Sloane	Director	March 15, 2007

/S/ ALBERT M. WEIS Albert M. Weis	Director	March 15, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1	Assignment and Assumption Agreement dated as of December 9, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH, LLC, Cantor Fitzgerald & Co. and eSpeed, Inc. (Incorporated by reference by Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

2.2	Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.1	Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).

3.2	Second Amended and Restated By-Laws of eSpeed, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).

4.2	Warrants issued to Martin J. Wygod and a related trust. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.3	Warrant issued to Dynegy, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.4	Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.5	Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.6	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.7	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.8	Warrant Agreement, dated as of August 1, 2002 between eSpeed, Inc. and Deutsche Bank AG. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.9	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.10	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (Incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit Number	Description
10.3	Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed Markets, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.4	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the Investors named therein. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9	Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.10	Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.11	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.13	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.14+	Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com, LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.15+	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit Number	Description
10.16	Amended and Restated Joint Services Agreement, dated as of October 1, 2005, by and among Cantor Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.17	eSpeed 2003 Incentive Bonus Compensation Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18	Amended and Restated eSpeed, Inc. 1999 Long Term Incentive Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.19	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

21	List of subsidiaries of eSpeed, Inc

23	Consent of Deloitte & Touche LLP, independent auditors.

24	Powers of Attorney (included on signature page).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements