Form 10-Q
period 2007-03-31
ESPEED INC
filed 2007-05-10
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 7, 2007, the registrant had 29,940,151 shares of Class A common stock, $0.01 par value, and 20,497,800 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

eSpeed, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except per share data)

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$5,333	$21,838
Reverse repurchase agreements with related parties (Note 9)	187,231	166,009

Total cash and cash equivalents	192,564	187,847
Marketable securities	2,209	—
Fixed assets, net	57,483	57,207
Investments	7,802	7,780
Goodwill	12,184	12,184
Other intangible assets, net	6,203	6,949
Receivable from related parties (Note 10)	7,087	7,145
Other assets	12,286	13,725

Total assets	$297,818	$292,837

Liabilities and Stockholders’ Equity
Current liabilities:
Payable to related parties (Note 10)	$10,105	$7,751
Accounts payable and accrued liabilities	26,890	25,836

Total current liabilities	36,995	33,587

Deferred income	3,971	4,075

Total liabilities	40,966	37,662

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 200,000 shares authorized; 36,441 and 36,407 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	364	364
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 20,498 shares issued and outstanding at March 31, 2007 and December 31, 2006, convertible to Class A common stock	205	205
Additional paid-in capital	300,732	299,682
Treasury stock, at cost: 6,502 shares of Class A common stock at March 31, 2007 and December 31, 2006	(62,597)	(62,597)
Retained earnings	18,168	17,521
Accumulated other comprehensive loss	(20)	—

Total stockholders’ equity	256,852	255,175

Total liabilities and stockholders’ equity	$297,818	$292,837

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Transaction revenues
Fully electronic transactions with related parties (Note 10)	$16,440	$15,681
Fully electronic transactions with unrelated parties	1,506	1,038

Total fully electronic transactions	17,946	16,719
Voice-assisted brokerage transactions with related parties (Note 10)	6,974	7,255
Screen-assisted open outcry transactions with related parties (Note 10)	1,732	1,426

Total transaction revenues	26,652	25,400
Software Solutions fees from related parties (Note 10)	8,725	7,491
Software Solutions and licensing fees from unrelated parties	3,564	3,799
Insurance recovery from related parties (Note 3)	—	3,500
Interest income	2,473	2,362

Total revenues	41,414	42,552

Expenses:
Compensation and employee benefits	14,166	13,858
Occupancy and equipment:
Amortization of software development costs and other intangible assets	5,334	6,890
Other occupancy and equipment	9,377	8,633
Administrative fees to related parties (Note 10)	3,521	3,427
Professional and consulting fees	2,895	1,910
Communications and client networks	2,103	2,027
Marketing	226	332
Amortization of non-employee securities	—	19
Other expenses	2,439	2,045

Total operating expenses	40,061	39,141

Income before income taxes	1,353	3,411

Provision for income taxes	496	1,391

Net income	$857	$2,020

Per share data:
Basic earnings per share	$0.02	$0.04

Diluted earnings per share	$0.02	$0.04

Basic weighted average shares of common stock outstanding	50,423	50,077

Diluted weighted average shares of common stock outstanding	51,441	51,137

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. & Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$857	$2,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,232	9,845
Gain on insurance recovery from related parties (Note 3)	—	(3,500)
Equity in net income of unconsolidated investments	(22)	(22)
Deferred income tax expense	352	1,105
Stock-based compensation	794	573
Tax benefit from stock-based compensation	22	69
Excess tax benefit from stock-based compensation	(14)	(47)
Changes in operating assets and liabilities:
Receivable from related parties (Note 10)	58	(608)
Other assets	193	(3,111)
Payable to related parties (Note 10)	2,355	(2,264)
Accounts payable and accrued liabilities	1,002	1,099
Deferred income	(104)	(104)

Net cash provided by operating activities	13,725	5,055

Cash flows used in investing activities:
Purchase of fixed assets	(1,205)	(2,105)
Purchase of marketable securities	(2,229)	—
Capitalization of software development costs	(6,197)	(4,185)
Capitalization of patent defense and registration costs	(435)	(241)
Decrease in restricted cash	1,322	—

Net cash used in investing activities	(8,744)	(6,531)

Cash flows (used in) provided by financing activities:
Repurchase of Class A common stock	(373)	—
Proceeds from exercises of stock options	95	241
Excess tax benefit from stock-based compensation	14	47

Net cash (used in) provided by financing activities	(264)	288

Net increase (decrease) in cash and cash equivalents	4,717	(1,188)

Cash and cash equivalents at beginning of period	21,838	37,070
Reverse repurchase agreements with related parties at beginning of period (Note 9)	166,009	141,365

Total cash and cash equivalents at beginning of period	187,847	178,435

Cash and cash equivalents at end of period	5,333	12,195
Reverse repurchase agreements with related parties at end of period (Note 9)	187,231	165,052

Total cash and cash equivalents at end of period	$192,564	$177,247

Supplemental cash information:
Cash paid for income taxes	$35	$—
Deemed dividend to Cantor (Note 5)	—	1,500
Contribution of license from Cantor (Note 5)	—	1,500

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

The Company’s Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the Company’s opinion, these Condensed Consolidated Financial Statements include all normal recurring adjustments that the Company believes are necessary to fairly state its financial position, operating results and cash flows. These Condensed Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has more than a 50% equity ownership.

It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Consolidated Statement of Financial Condition at December 31, 2006 was derived from the audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Marketable Securities: The Company accounts for investments in marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are reported at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains and losses and declines in value deemed to be other-than-temporary will be recognized based on the specific identification method in the period in which they occur.

Recent Accounting Pronouncements:

FIN No. 48: In July 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective for the Company on January 1, 2007.

At the FIN 48 adoption date of January 1, 2007, the Company had $1.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recorded a cumulative effect adjustment of $0.2 million as a decrease to its January 1, 2007 retained earnings for the accrued interest expense on the unrecognized tax benefit. The Company recognizes interest and penalties related to uncertain tax positions as an accrued expense. At March 31, 2007, the Company had $1.8 million of unrecognized tax benefits. During the first quarter of 2007, the Company expensed less than $0.1 million of interest expense related to the unrecognized tax benefit. As of March 31, 2007, the Company had approximately $0.2 million of accrued interest related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state/local or non-U.S. income tax examination by tax authorities for years prior to 2003, 1999 and 2000, respectively.

SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157.

SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

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

During the year ended December 31, 2003, Cantor received an additional $21.0 million of insurance proceeds in settlement for property damage related to the September 11 Events. As of March 31, 2007, the Company estimates that it has replaced assets with an aggregate cost of approximately $22.2 million. During the fourth quarter of 2005 and the first quarter of 2006, the Company recorded gains for insurance recovery proceeds from Cantor of $1.7 million and $3.5 million, respectively. These proceeds were recognized as income in the Condensed Consolidated Statements of Income under the caption “Insurance recovery from related parties”. As the Company completes the move into its new global headquarters during 2007, it is nearing the end of the replacement of the destroyed assets.

In December 2004 and early 2003, Cantor and one of its affiliates received grants from the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program. Both grant agreements contain certain recapture terms and contingencies, primarily in relation to establishing and maintaining premises and maintaining certain levels of employment in New York City in the future. In October 2004, the Company’s Audit Committee approved the allocation by Cantor of a $3.1 million share of the WTC Business Recovery from Disproportionate Loss Program grant to the Company. During the fourth quarter of 2006, as a result of the Company’s meeting all the various thresholds established in the grant agreements, the Company recognized $3.1 million of grant income.

4.	Fixed Assets, Net

Fixed assets, net as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Computer and communication equipment	$53,959	$53,305
Software, including software development costs	102,379	96,036
Leasehold improvements and other fixed assets	5,092	4,887

	161,430	154,228
Less: accumulated depreciation and amortization	(103,947)	(97,021)

Fixed assets, net	$57,483	$57,207

Depreciation expense was $2.9 million and $3.1 million for the three months ended March 31, 2007 and 2006, respectively. Depreciation is included in the accompanying Condensed Consolidated Statements of Income under the caption “Other occupancy and equipment”.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. During the three months ended March 31, 2007 and 2006, software development costs totaling $6.2 million and $4.2 million, respectively, were capitalized. For the three months ended March 31, 2007 and 2006, the Company's Condensed Consolidated Statements of Income included $4.1 million and $5.0 million, respectively, in relation to the amortization of software development costs. The amortization of software development costs for the three months ended March 31, 2006 included approximately $1.2 million of accelerated amortization due to the anticipated early retirement of certain of the Company’s internally developed software which was replaced in the second quarter of 2006. There was no accelerated amortization for the three months ended March 31, 2007.

5.	Other Intangible Assets, Net

Other intangible assets, net as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Patents, including capitalized legal costs	$31,406	$(28,143)	$3,263	$30,970	$(27,102)	$3,868
Acquired intangibles:
Existing technology	2,832	(1,392)	1,440	2,832	(1,251)	1,581
Customer contracts	412	(412)	—	412	(412)	—

Total intangible assets subject to amortization	$34,650	$(29,947)	$4,703	$34,214	$(28,765)	$5,449

Horizon license	1,500	—	1,500	1,500	—	1,500

Total other intangible assets	$36,150	$(29,947)	$6,203	$35,714	$(28,765)	$6,949

During the three months ended March 31, 2007 and 2006, the Company recorded intangible amortization expense of $1.2 million and $1.8 million, respectively, which is included under the caption “Amortization of software development costs and other intangible assets” in the accompanying Condensed Consolidated Statements of Income. The estimated aggregate amortization expense for the remainder of 2007 and each of the next four fiscal years is as follows: $1.5 million in 2007, $1.5 million in 2008, $1.0 million in 2009, $0.2 million in 2010 and $0.1 million in 2011.

Patents

Wagner Patent: In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the “Wagner Patent”) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Wagner Patent expired on February 20, 2007.

The Company purchased the Wagner Patent from ETS for an initial payment of $1.75 million in cash and 24,334 shares of the Company’s Class A common stock valued at $0.5 million. In order to perfect and defend the Company’s rights under the Wagner Patent, the Company incurred substantial legal costs. As of March 31, 2007 and December 31, 2006, the Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was zero and $0.6 million at March 31, 2007 and December 31, 2006, respectively. The Company recorded amortization expense of $0.6 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007 and 2006, the Company recognized revenue from the Wagner Patent of $1.8 million and $2.5 million, respectively, which was included in “Software Solutions and licensing fees from unrelated parties” in the accompanying Condensed Consolidated Statements of Income. Additionally, the Company recognized fully electronic transactions revenue from unrelated parties of $1.3 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively. As of February 20, 2007, the Company no longer receives revenues from this Patent.

Lawrence Patent: In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the “Lawrence Patent”) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014.

The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company’s Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. During the second quarter of 2005, the Company entered into an Amendment Agreement to amend the Purchase Agreement related to the Lawrence Patent. Pursuant to the Amendment Agreement, the Company will be required to pay $0.5 million over four years. Additional payments are contingent upon the generation of related revenues. The carrying value of the Lawrence Patent was $1.0 million and $1.1 million at March 31, 2007 and December 31, 2006, respectively.

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

Other: The Company has incurred costs in connection with various patent applications. The Company capitalized $0.4 million and $0.2 million of such legal costs for the three months ended March 31, 2007 and 2006, respectively. The carrying value of the capitalized costs related to patent applications was $2.3 million and $2.1 million at March 31, 2007 and December 31, 2006, respectively.

Acquired Intangible Assets

In connection with the acquisition of ITSEcco Holdings Limited and its subsidiaries (“Ecco”) in October 2004, the Company recorded $3.2 million of purchased intangibles. The purchased intangibles consist of $2.8 million in existing technology and $0.4 million of customer contracts, which are amortized on a straight-line basis over their estimated useful lives of five years and two years, respectively. The customer contracts were fully amortized in 2006. The carrying value of the existing technology was $1.4 million and $1.6 million as of March 31, 2007 and December 31, 2006, respectively.

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

6.	Other Supplementary Balance Sheet Information

Marketable Securities

Marketable securities at March 31, 2007 were $2.2 million, of which all were equity securities. These marketable securities were classified as available-for-sale, and were reported at fair value with the accumulated unrealized loss included under the caption “Accumulated other comprehensive loss” in the accompanying Condensed Consolidated Statements of Financial Condition. The Company did not own marketable securities at December 31, 2006. On an ongoing basis, the Company evaluates its investment in equity securities to determine if a decline in fair value is other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge will be included within the Company’s Condensed Consolidated Statements of Income, and a new cost basis in the investment will be established.

Other Assets

Other assets at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Licensing fees and other receivables	$7,552	$8,157
Pre-paid expenses	3,298	3,140
Restricted cash	807	2,129
Other assets	629	299

	$12,286	$13,725

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Deferred income	$1,475	$1,748
Current income tax payable	1,279	1,198
Deferred tax liability	3,773	3,421
Other taxes payable	1,489	2,579
Accrued professional fees	7,050	6,193
Accrued compensation	3,072	435
Bank overdraft	652	1,763
Other accrued liabilities	8,100	8,499

	$26,890	$25,836

7.	Commitments and Contingencies

Commitments

There have been no significant changes in commitments from the matters described in the Notes to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. At March 31, 2007, there were no material legal contingencies for which the Company can estimate a possible loss or a range of losses.

In June 2003, the Company filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, “BrokerTec”), in the United States District Court for the District of Delaware. The suit centers on BrokerTec’s and Garban’s alleged infringement of the 580 Patent issued on May 6, 2003, which expires in 2016, with respect to which the Company is the exclusive licensee. The 580 Patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. In a pre-trial ruling on February 7, 2005, the Court ruled that the BrokerTec ETN did not infringe the Company’s 580 Patent. On February 22, 2005, the jury found that the Garban GTN did infringe the Company’s 580 Patent, but that there was a deficiency in the application which led to the 580 Patent. In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. Final judgment was entered on April 3, 2006. By notice dated April 27, 2006, the Company appealed to the U.S. Court of Appeals for the Federal Circuit. Briefing of the appeal was completed on October 20, 2006. Oral arguments were held on January 8, 2007. On March 20, 2007, the Court of Appeals affirmed the District Court. A petition for rehearing was filed on April 3, 2007 and is pending before the Court of Appeals.

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against the Company. In its complaint, TT alleged that the Company infringed U.S. Patent No. 6,766,304, which was issued on July 20, 2004, and U.S. Patent 6,772,132, which was issued on August 3, 2004. TT later added eSpeed International, EccoWare Ltd., and Ecco LLC as defendants in a second amended complaint. On January 5, 2006, the Company answered TT’s second amended complaint in which the Company denied the infringement allegations and the Company filed an amended counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. Discovery is ongoing, and the Court consolidated for certain discovery and Markman hearing purposes the case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that the Company correctly defined several of the patents’ key terms. The Court’s ruling supports the Company’s consistent position that eSpeed and Ecco’s products fall outside the scope of TT’s patents. However, the litigation is ongoing, and as with all litigation, the outcome is uncertain. Consequently, if TT ultimately prevails, the Company may be required to pay TT damages and/or certain costs and expenses, and the Company may be forced to modify or withdraw certain products from the market. Currently, the trial date is set for June 28, 2007. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. The Company is unable to estimate a possible loss or range of losses in connection with this matter.

In addition to the matters discussed above, the Company is involved in other legal proceedings that have arisen in the ordinary course of business. None of the currently pending matters are expected to have a material adverse impact on the Company’s financial position but may be material to the Company’s results of operations or cash flows in a given period.

8.	Investments

Investments as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Freedom International Brokerage	$7,050	$7,043
EIP Holdings	749	734
Tradespark	3	3

Total Investments	$7,802	$7,780

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

For the three months ended March 31, 2007 and 2006 the Company’s share of Freedom’s net income was approximately $7,000 and $16,000, respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Income.

Tradespark: The Company has a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings. The Company’s net income from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $15,000, and $6,000 for the three months ended March 31, 2007 and 2006, respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Income.

9.	Reverse Repurchase Agreements

Cash and cash equivalents at March 31, 2007 and December 31, 2006 included $187.2 million and $166.0 million, respectively, of reverse repurchase agreements with Cantor. The Company enters into reverse repurchase agreements with Cantor as short-term investments as part of its overall cash management strategy. The Company’s reverse repurchase agreements mature on a next day basis. Interest rates for the reverse repurchase agreements are reset daily and approximate market rates, which are based on the Fed Funds Rate and the quality of the underlying collateral.

Reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at fair value, approximated by the contractual amount for which the securities can be resold, including accrued interest. It is the Company’s policy to require collateral with a market value equal to or in excess of the principal amount deposited. All collateral is held in third-party custodial accounts. The value and eligibility of the collateral deposited are determined daily by the third-party custodian, and the Company may require Cantor to deposit additional collateral or return amounts deposited when appropriate. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are not permitted to be resold or repledged. Cash and collateral for each reverse repurchase agreement are settled daily. Of the $187.2 million held in reverse repurchase agreements at March 31, 2007, $88.2 million is fully collateralized by U.S. government securities, and $99.0 million is fully collateralized by eligible equity securities. The fair value of such collateral at March 31, 2007 and December 31, 2006 totaled $199.0 million and $177.5 million, respectively.

10.	Related Party Transactions

A significant amount of the Company’s revenues, expenses, assets and cash flows is dependent on related party transactions with Cantor, BGC Partners, L.P. (“BGC”), Freedom, and CO2e.com, LLC (“CO2e”).

Joint Services Agreement

Under the Amended and Restated Joint Services Agreement, dated October 1, 2005 (the “JSA”), with Cantor, as well as under services agreements with Freedom and CO2e, the Company owns and operates the electronic trading systems and is responsible for providing electronic brokerage services, and Cantor and BGC, Freedom and CO2e provide voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. The Company’s agreement with Cantor provides for a perpetual term and may not be unilaterally modified by the Company.

Revenue Sharing Arrangements

Under the JSA, as well as under services agreements with BGC, Freedom and CO2e, the Company owns and operates the electronic trading systems and is responsible for providing electronic brokerage services, and BGC, Freedom, and CO2e provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions in U.S. Treasuries, the Company receives 65% of the transaction revenues and Cantor, BGC or Freedom receives 35% of the transaction revenues. For a four-year period beginning on July 1, 2006, the 65%/35% revenue share between eSpeed and Freedom is paid on net transaction revenues, which are calculated after deductions of all electronic business-related broker commission payments (up to a 45% broker payout). With respect to other fully electronic transactions, the following provisions are discussed below.

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

The Company has agreed to divide revenue between the Company and Cantor with respect to all products other than benchmark U.S. Treasury securities, spot foreign exchange or EGBs which become electronically traded in the future as follows: the Company may receive no less than 50% of the net revenues for such products for a period of four years from the date a customer enters an order on the eSpeed system for such products, or four years from the date of the amendment in the case of products which are currently voice-assisted for BGC customers. At the end of such four-year period, the revenue share shall revert to a payment to eSpeed of 65% of the net revenues for such products. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of such electronic revenues.

With respect to the equity order routing business conducted for Cantor, eSpeed and Cantor each have traditionally received 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. In addition, any eSpeed equity order routing business that was not conducted for Cantor was treated as a fully electronic transaction, in which the Company would receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues. Upon completion of the planned spin-off of the equities business in connection with the Aqua Equities (“Aqua”) transaction, the Company will be entitled to a 49% interest in the new entity and Cantor will be entitled to a 51% interest. The Aqua entity will also be authorized to receive clearing and administrative services from Cantor and technology infrastructure services from eSpeed at cost. Aqua will also be authorized to pay sales commissions to brokers of Cantor, BGC or other brokers who participate in the sales process.

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

The Company is authorized to pay directly to BGC or Cantor brokers up to 10% of gross revenues on increased electronic trading on the eSpeed system by customers of such brokers in certain products. These payments are intended to provide incentive to voice brokers to encourage additional electronic trading on the eSpeed system by their customers and are solely in the discretion of management.

Effective October 1, 2005, the Company amended the Company’s arrangement with Cantor with respect to Cantor's Gaming Businesses to allow the Cantor Parties to provide their own Gaming Development Services. With that, former eSpeed technical personnel who had been primarily engaged in providing Gaming Development services for Cantor's Gaming Businesses were hired directly by Cantor. Consequently, the payment provisions in the JSA were amended to provide the Company a 12.5% share of the Gaming Transaction Revenues. In exchange for such revenue share, the Company will provide to Cantor all Gaming-related Ancillary IT services consistent with the Ancillary IT services as is currently provided by eSpeed, and all reasonable replacement Ancillary IT. Further, Cantor will reimburse eSpeed for 100% of all direct costs expended by eSpeed for additional items requested by Cantor, in writing, which are solely dedicated to Cantor's Gaming Business. eSpeed shall also provide to Cantor access to its business and property, including property, technology, software, and hardware in order to engage in development with respect to the Gaming Business.

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

In July 2006, the Company and Cantor entered into an agreement whereby the Company will provide Ecco products to Cantor and BGC free of charge until December 31, 2007 and the Company will provide to Cantor new features and customized development work that it requests in writing with respect to Ecco products and Cantor will pay the Company for the cost of the development of those new features. Additionally, the Company is authorized to enter into an agreement with Cantor to provide a commission for third-party sales by a Cantor or BGC salesperson equal to the equivalent amount that would be paid if the salesperson was a salesperson of eSpeed.

In general, for voice-assisted brokerage transactions, the Company receives 7% of the transaction revenues, in the case of BGC transactions, and 35% of the transaction revenues, in the case of Freedom transactions. For CO2e, the Company receives 20% of the transaction revenues. For screen-assisted open outcry brokerage transactions, the Company receives 2.5% of the transaction revenues in the case of BGC transactions, and for CO2e, the Company receives 20% of the transaction revenues.

Under various services agreements, the Company has agreed to provide Cantor, BGC, Freedom and CO2e technology support services, including systems administration, internal network support, support and procurement for end-user desktops, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, BGC and Freedom the actual direct and indirect costs, including overhead, of providing such services and receives payment on a monthly basis. These services are provided to CO2e and to Cantor with respect to its gaming business at no additional cost other than the revenue sharing arrangement set forth above. Also, in connection with Cantor’s gaming business, the Company has agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its written request in exchange for payment by Cantor of all of the direct costs for such items.

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

Administrative Services Agreement

Under an Administrative Services Agreement, Cantor provides various administrative services to eSpeed, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months’ prior notice by either eSpeed or Cantor. eSpeed incurred administrative fees for such services during the three months ended March 31, 2007 and 2006 totaling $3.5 million and $3.4 million, respectively. Cantor is also authorized to provide these administrative services to Aqua and eSpeed is authorized to provide certain technology services.

The services provided under both the JSA and the Administrative Services Agreement are related party services because Cantor controls eSpeed. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if eSpeed did not obtain such services from Cantor.

Other Transactions

At March 31, 2007, the Company had $187.2 million of reverse repurchase agreements with Cantor (see Note 9, Reverse Repurchase Agreements, for more information regarding these arrangements).

In February 2006, a subsidiary of Cantor acquired all of the assets of Horizon. Immediately prior to the closing of the acquisition, the Company entered into the Horizon License. In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant, which warrant was not transferred to Cantor (see Note 5, Other Intangible Assets, Net, for more information regarding this transaction).

eSpeed’s parent, Cantor, has granted certain eSpeed employees, including Paul Saltzman, the Company's Chief Operating Officer, awards of partnership units in Cantor with a notional value of $1.1 million. Such partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination, provided that the employee has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. Mr. Saltzman's entitlement to such post-termination payments vests in six equal annual installments beginning July 1, 2007, provided that as of each such anniversary date Mr. Saltzman is still employed by the Company or one of its affiliates and has not breached this agreement. The other partnership units were fully vested on date of grant. See Note 11, Stock-Based Compensation, for information regarding the accounting for these partnership units.

On August 10, 2006, the Company entered into a Sponsored Research Agreement with a researcher and a U.S. university in which the Company agreed to pay $100,000 per year for five years in exchange for research and certain patent rights. In October 2006, the Company agreed with Cantor and BGC that they would pay 75% of all payments made by the Company in connection with the Sponsored Research Agreement, and that to the extent, if any, that eSpeed makes any charitable contributions to the university, Cantor and BGC will make a proportional charitable contribution. In exchange for this agreement, the Company will retain a nonexclusive license to all patents and patent applications resulting from the Sponsored Research Agreement within the field of fully electronic financial services, BGC will have a license to the patents and patent applications in all financial services fields other than fully electronic, and Cantor will have patent rights to all other patents and patent applications. The Company further agreed that, in the event that the Company or Cantor grants a license to such technology in the field of fully electronic financial services, the Company and Cantor will each receive 50% of all revenue from any such license.

In January 2007, the Company announced the formation of Aqua, an alternative electronic trading platform which will offer new pools of block liquidity to the global equities markets. Aqua will initially be 51% owned by Cantor and 49% owned by the Company. Both companies collectively will contribute financial, professional, and technology assets to the new venture, which will include all of the Company’s former equities order routing business. In April 2007, the Company received certain NASD approvals.

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

Restricted Stock Units

A summary of the activity associated with restricted stock units for the three months ended March 31, 2007 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance December 31, 2006	350,539	$9.06
Granted	8,641	8.10
Vested	—	—
Forfeited	(2,442)	8.80

Balance March 31, 2007	356,738	$9.04	0.9

Restricted stock units granted to employees have historically vested one year from date of grant. Restricted stock units granted to employees during 2006 vest over a two-year period, with 67% vesting on the first anniversary date. During the three months ended March 31, 2007, no restricted stock units were granted to employees. Restricted stock units received by each non-employee director for their appointment or initial election to the Board of Directors vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of the Board at the opening of business on such date. During the three months ended March 31, 2007, 8,641 restricted stock units were granted to a newly appointed non-employee director. The fair value of the restricted stock units is determined on the date of grant based on the market value of Class A common stock, and is recognized, net of the effect of estimated forfeitures, over the vesting period. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates. At March 31, 2007, there was approximately $1.6 million of total unrecognized compensation expense related to unvested restricted stock units granted under the LT Plan. Total compensation expense related to the restricted stock units before associated income taxes was approximately $0.4 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively.

Stock Options

A summary of the activity associated with stock options for the three months ended March 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance December 31, 2006	15,164,882	$14.86
Granted	—	—
Exercised	(18,580)	5.10
Forfeited	(92,110)	14.20

Balance March 31, 2007	15,054,192	14.88	5.6	$11,495,398

Options exercisable at March 31, 2007	13,954,147	$15.37	5.3	$10,561,342

During the three months ended March 31, 2007, the Company did not grant any stock options. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A common stock for the 3.8 million options that were in-the-money at March 31, 2007. During the three months ended March 31, 2007 and 2006, the aggregate intrinsic value of options exercised was $0.1 million and $0.2 million, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options generally vest ratably and on a quarterly basis over four years from the grant date. At March 31, 2007, there was approximately $4.7 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s LT Plan. That expense is expected to be recognized over a weighted-average period of approximately two years. Total compensation expense related to employee stock options before associated income taxes was approximately $0.4 million and $0.1 million, for the three months ended March 31, 2007 and 2006, respectively.

The fair value of each stock option award granted is estimated as of the date of grant using a Black-Scholes option pricing model. Expected volatilities are estimated using historical volatility of the Company’s Class A common stock over a preceding period commensurate with the expected term of the options. The expected term of the options represents the period of time that options granted are expected to be outstanding. For options granted subsequent to the adoption of SFAS 123R, the expected term of options granted is derived from the simplified method allowed by Staff Accounting Bulletin No. 107 because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield was assumed to be zero in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. In addition, the Company uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for the three months ended March 31, 2007 was immaterial. Groups of award recipients that have different exercise behavior are considered separately for valuation purposes.

Partnership Units

eSpeed’s parent, Cantor, has granted certain eSpeed employees, including Paul Saltzman, the Company’s Chief Operating Officer, awards of partnership units in Cantor with a notional value of $1.1 million. None were granted during 2007. Such partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination, provided that the employee has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. Mr. Saltzman’s entitlement to such post-termination payments vests in six equal annual installments beginning July 1, 2007, provided that as of each such anniversary date Mr. Saltzman is still employed by the Company or one of its affiliates and has not breached this agreement. The other partnership units in Cantor were fully vested on date of grant.

The partnership unit awards are accounted for as liability awards under SFAS 123R. The fair value of the liability awards at March 31, 2007 was approximately $0.3 million. For the awards that are not fully vested at grant date, the Company will recognize non-cash compensation expense for the fair value of the awards as the awards are amortized over the stated vesting periods. For the awards that are fully vested on the date of grant, the Company will recognize non-cash compensation expense at grant date for the fair value of the awards. The liability incurred for such awards will be re-measured at the end of every reporting period, and accordingly, any changes in the fair value of such liability will be recorded by the Company as a non-cash compensation expense. In addition, the quarterly distributions on such units will be included in the Company’s compensation expense as a non-cash charge. For the three months ended March 31, 2007, the Company recognized a non-cash charge of $0.1 million related to the partnership units in Cantor. None of the costs of the various benefits provided under the partnership units in Cantor has been or will be paid by eSpeed; however, eSpeed records a non-cash charge included in the accompanying Condensed Consolidated Statements of Income under the caption “Compensation and employee benefits,” for the amounts that have been or will be paid to the employees by Cantor, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by Cantor.

Business Partner Warrants

A summary of the activity associated with business partner warrants for the three months ended March 31, 2007 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance December 31, 2006	1,986,269	$27.04
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance March 31, 2007	1,986,269	$27.04	3.6

There was no expense related to the business partner warrants during the three months ended March 31, 2007 and 2006.

12.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$857	$2,020
Other comprehensive loss—
Change in available-for-sale-securities	(20)	—

Comprehensive income	$837	$2,020

13.	Capitalization

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

During the three months ended March 31, 2007 and 2006, the Company issued approximately 19,000 and 47,000 shares, respectively, of Class A common stock related to the exercise of employee stock options. In addition, during the three months ended March 31, 2007, the Company issued approximately 16,000 shares related to the Company’s matched 2006 employee contributions to the eSpeed, Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates.

The Company’s Board of Directors has authorized the repurchase of up to $100 million of outstanding Class A common stock. During each of the three months ended March 31, 2007 and 2006, the Company repurchased no shares of the Company’s Class A common stock under this plan. At March 31, 2007, the Company has approximately $58.2 million remaining from its $100 million buyback authorization.

14.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or restrictions lapsed, resulting in the issuance of common shares that would then share in the earnings of the Company.

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Net income	$857	$2,020
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation	50,423	50,077
Diluted effect of:
Stock options	867	897
Restricted stock units	151	163

Weighted average shares used in diluted computation	51,441	51,137
Earnings per share
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

For the three months ended March 31, 2007 and 2006, approximately 16.4 million and 16.1 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

15.	Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At March 31, 2007, eSpeed Government Securities, Inc.'s liquid capital of $79,297,302 was in excess of minimum requirements by $79,272,302. Additionally, the Company's subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2007, eSpeed Securities, Inc. had net capital of $46,791,570, which was $46,463,461in excess of its required net capital, and eSpeed Securities, Inc.'s net capital ratio was .11 to 1.

As of March 31, 2007, the Company’s regulated subsidiaries have no third-party restrictions on their ability to transfer net assets to their parent company, eSpeed, except for the minimum liquid capital and net capital requirements for eSpeed Government Securities, Inc. and eSpeed Securities, Inc., which respectively were $25,000 and $328,109. Both of these amounts were deemed immaterial per the requirements of SEC Rule 5-04 of Regulation S-X.

The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries.

16.	Segment and Geographic Information

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

Transaction revenues by geographic area were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Transaction revenues:
Europe	$7,624	$6,809
Asia	976	482

Total Non Americas	8,600	7,291

Americas	18,052	18,109

Total	$26,652	$25,400

Assets by geographic area were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Total assets:
Europe	$30,873	$28,252
Asia	1,204	1,240

Total Non Americas	32,077	29,492

Americas	265,741	263,345

Total	$297,818	$292,837

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

eSpeed, Inc. will be referred to as “eSpeed” and, together with its subsidiaries, as the “Company”, “we”, “us” or “our.” The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our relationship with Cantor and its affiliates, the costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received and their related costs, the possibility of future losses and negative cash flow from operations, the effect of overall market conditions, including trading volume and volatility, our pricing strategy and that of our competitors, our ability to develop new products and services, to enter new markets, to secure and maintain market share, to enter into marketing and strategic alliances, and other transactions, including acquisitions, reorganizations, partnering opportunities, and joint ventures, to hire new personnel, to expand the use of our technology, for both integrated hybrid voice-assisted and fully electronic trading, to induce clients to use our marketplaces and services and to effectively manage any growth we achieve, and other factors that are discussed under “Risk Factors” in eSpeed’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that accordingly you should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments.

Overview

eSpeed is a leader in developing and deploying electronic marketplaces and related trading technology that offers traders access to the most efficient, innovative and neutral financial markets in the world. We provide an array of financial technology products which assist customers in managing market risk. We operate multiple buyer, multiple seller real-time electronic marketplaces for the global capital markets, including the world’s largest government bond markets, the world’s largest foreign exchange markets, and other financial marketplaces, which may be accessed through fully electronic transactions for some products or through an integrated hybrid voice-assisted network accessed by voice brokers. Our suite of marketplace tools provides end-to-end transaction solutions for the purchase and sale of financial products over our global private network or via the Internet. Our neutral platform, reliable network, straight-through processing and proven solutions make us a trusted source for fully electronic and integrated hybrid voice-assisted trading at the world’s largest fixed income and foreign exchange trading firms, major exchanges and leading equities trading firms in the world.

For the first quarter of 2007, we had total revenues, total operating expenses, and net income of $41.4 million, $40.1 million and $0.9 million, respectively, compared with the first quarter of 2006 of $42.6 million, $39.1 million and $2.0 million, respectively. The changes in revenue were principally a result of a non-recurring $3.5 million of insurance recovery from related parties recognized during the first quarter of 2006 and the expiration of the Wagner Patent on February 20, 2007. Our revenues associated with the Wagner Patent decreased to $3.1 million during the first quarter of 2007 from $3.4 million during the first quarter of 2006. These decreases in revenue during the first quarter of 2007 were offset by first quarter 2007 revenue increases from fully electronic transactions with related parties and Software Solutions fees from related parties. Total operating expenses increased during the first quarter of 2007 primarily as a result of increased compensation, occupancy and professional and consulting costs, which were partially offset by first quarter 2006 accelerated amortization associated with the early retirement of certain internally developed software and lower first quarter 2007 amortization costs related to the Wagner Patent.

We expect lower revenue and operating results during the remainder of 2007 as compared with 2006. The Wagner Patent, which contributed 2006 fully electronic revenues from unrelated parties and Software Solutions and licensing fees from unrelated parties of $6.2 million and $11.7 million, respectively, expired on February 20, 2007. During the first quarter of 2007, we recognized revenues related to the Wagner Patent of $1.3 million and $1.8 million of fully electronic revenues from unrelated parties and Software Solutions and licensing fees from unrelated parties, respectively. As of February 20, 2007, the Company no longer receives revenues from this Patent. While we have some uncertainty regarding our licensing fee revenues, we have a broad intellectual property patent portfolio that we believe is highly valuable. We do not expect revenues in 2007 related to insurance recovery from related parties or grant proceeds. We expect to experience expense levels consistent with 2006 as we continue to invest in technology to support our affiliated voice brokers, and anticipated progression of our new products which will be offset by lower amortization costs as a result of the expiration of the Wagner Patent.

U.S. Treasuries

We consider the trading of U.S. Treasury securities to be both a foundation for our Company and an area for potential incremental growth. During the first quarter of 2007, we continued to experience growth in our overall trading volumes. We believe that this growth is the result of a solid foundation of customer relationships, our proprietary technology, the continuation of fixed price arrangements with our largest customers, and the impact of trading incentives at marginally lower commissions contained in many of our tailored pricing arrangements. Despite our increased trading volumes, our fully electronic revenue per transaction declined during the first quarter of 2007. This decline was due to an increase in trading volumes among those customers with fixed components to their pricing contracts.

We remain well positioned for the projected growth in the overall U.S. Treasury market. With computer-assisted trading being the primary factor, we expect U.S. Treasury volumes to continue to grow substantially as traders utilize computers to augment and implement their trading strategies. Our pipeline of new computer driven customers and relationships with these new market participants remain strong, assisted by our proprietary technology, customized client-centric approach and dedicated sales and technology teams. As with most of our new customers, computer-assisted traders usually commence trading under variable price arrangements, so that early growth from these incremental traders will add both volume and variable revenue. However, as these customers develop their trading model and execute more trades, the trend is for these customers to migrate to a customized pricing arrangement that may include a fixed component as well as some variable components.

Hybrid Voice and Screen-Assisted Products

Our integrated hybrid voice-assisted model provides us a significant long-term pipeline opportunity, both in terms of fully electronic transaction volume and for increased revenues across our product offerings. The lifecycle of our hybrid model is the maturity of a marketplace from telephones to computer-assisted trading. Historically, new markets have initially tended to trade by voice alone. As volumes increase and the structure and characteristics of a market standardize over time, the potential to leverage technology and create new hybrid and fully electronic traded products increases, thereby allowing us to generally capture up to 65% revenue share versus 7% for voice-assisted and 2.5% for screen-assisted products. For example, in the first quarter of 2007, we launched a fully electronic BGC-branded European credit default swaps trading platform. Also during 2007, we anticipate BGC’s FX Options business adding a fully electronic component. There is uncertainty, however, regarding the pace at which individual markets or financial instruments migrate from voice-only to computer-assisted and fully electronic trading.

New Products

With our existing relationships, technology, network and prime location on trader desktops, we have the ability to extend our product-line beyond U.S. Treasuries and hybrid voice markets. As such, we remain committed to new products which include foreign exchange and futures, and during the first three months of 2007 we continued to develop and foster these products.

Foreign Exchange

With regard to foreign exchange, we offer a trading platform that provides FX spot traders with what we believe is a better way to trade. However, we continue to encounter difficulties sustaining application programming interface (“API”) delivered price support from market-makers. Accordingly, we are making strategic adjustments that include the deployment of a complementary second platform targeted at major institutions and market-makers. We believe that this new platform, combined with our experienced sales team and the continued growth in algorithmic trading and desktop traders, has us well-positioned to capitalize on this opportunity.

Futures

Our futures business comprises an order routing service that offers customers access to the futures markets over the eSpeed network, and the Ecco front-end trading software product that provides sophisticated trading tools such as automated spreading. We continue to focus on improving the structure and scalability of our current business, as well as investing in new product offerings and services. This investment has produced a new, faster order routing connection to the CBOT futures exchange. Enhancements to the Ecco product suite, such as faster links to the Eurex exchange and a new link to the ICE Futures exchange, allow us to offer customers market leading automated spreading capabilities for both the Eurex and ICE Futures exchange.

In addition, we continue to market our unique platform where certain kinds of trading in cash U.S. Treasuries and futures may be executed simultaneously. This allows us to capture more of a trader’s government bond trades by satisfying futures trading needs on the same platform. Through our ongoing strategy to increase distribution of our front-end products and expansion of our API service for connection of customers’ own applications to the eSpeed network, we aim to further increase volumes traded on the eSpeed network.

Equities

In January 2007, we announced the formation of Aqua Equities (“Aqua”), an alternative electronic trading platform offering new pools of block liquidity to the global equities markets. Aqua will initially be 51% owned by Cantor and 49% owned by us. Both companies collectively will contribute financial, professional, and technology assets to the new venture, which will include all of eSpeed’s former equities order routing business. We received certain NASD approvals in April 2007. We also expect Aqua to offer investment opportunities to a small number of strategic partners. Concurrent with this announcement, Kevin Foley relinquished his role as President of eSpeed, and will lead this initiative as President and CEO of Aqua.

Operations

We remain a leading innovator in the provision of financial product trading technology. We continue to devote significant energy to the development of new and proprietary methods and technologies that we expect to incorporate in new products and product enhancements in 2007 and beyond. We target our innovation to create new opportunities for our clients to gain trading advantage and increase trading profits and to meet new client needs that are generated by the rapid pace of change in their businesses. We believe that such continued delivery of new technologies that add value to our clients will create for us additional trading volume, new revenue opportunities and barriers against competition.

We expect that our expenses in 2007 will remain consistent with 2006. We expect higher costs associated with our continued investment in the innovation and development of technology to further the evolution of our significant long-term hybrid pipeline and new products offset by lower 2007 Wagner Patent amortization costs of $0.6 million compared with the full year 2006 amortization of $4.8 million. As a result of the expiration of the Wagner Patent on February 20, 2007, we will not have any further amortization associated with the Wagner Patent.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2007, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information relating to our use of estimates and other critical accounting policies.

Results of Operations

Revenues for the Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

	Three Months Ended March 31, 2007	Percentage of Total Revenues	Three Months Ended March 31, 2006	Percentage of Total Revenues
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$16,440	39.7%	$15,681	36.9%
Fully electronic transactions with unrelated parties	1,506	3.6%	1,038	2.4%

Total fully electronic transaction revenues	17,946	43.3%	16,719	39.3%
Voice-assisted brokerage transactions with related parties	6,974	16.8%	7,255	17.0%
Screen-assisted open outcry transactions with related parties	1,732	4.2%	1,426	3.4%

Total transaction revenues	26,652	64.3%	25,400	59.7%
Software Solutions fees from related parties	8,725	21.1%	7,491	17.6%
Software Solutions and licensing fees from unrelated parties	3,564	8.6%	3,799	8.9%
Insurance recovery from related parties	—	—	3,500	8.2%
Interest income	2,473	6.0%	2,362	5.6%

Total revenues	$41,414	100.0%	$42,552	100.0%

Total transaction revenues

Total transaction revenues for the three months ended March 31, 2007 were $26.7 million compared with $25.4 million during the three months ended March 31, 2006. There were 62 trading days in both the three-month periods ended March 31, 2007 and 2006. Total volumes transacted increased by $6,725 billion (approximately $6.7 trillion), or 29.4%, to $29,594 billion (approximately $29.6 trillion) for the three months ended March 31, 2007 from $22,869 billion (approximately $22.9 trillion) for the three months ended March 31, 2006. During the three months ended March 31, 2007, fully electronic, voice-assisted and screen-assisted transaction revenues contributed 67.3%, 26.2% and 6.5% of our total transaction revenues, respectively, compared with 65.8%, 28.6% and 5.6% respectively, for three months ended March 31, 2006.

Fully electronic transaction revenues with related parties for the three months ended March 31, 2007 of $16.4 million increased from $15.7 million during the comparable period in 2006. This $0.7 million increase primarily was a result of increased U.S. Treasury volumes.

Fully electronic transaction revenues with unrelated parties relate to transactions that are neither cleared nor transacted by Cantor. For the three months ended March 31, 2007, fully electronic transaction revenues with unrelated parties were $1.5 million compared with $1.0 million during the comparable period in 2006. These revenues primarily related to Wagner Patent transactions. The Wagner Patent expired on February 20, 2007.

Voice-assisted brokerage transaction revenues with related parties for the three months ended March 31, 2007 were $7.0 million compared with $7.3 million for the three months ended March 31, 2006. Screen-assisted open outcry transaction revenues with related parties for the three months ended March 31, 2007 were $1.7 million, an increase of $0.3 million during the comparable period in 2006. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business and BGC’s trading desks migrating to screen-assisted open outcry from voice only desks.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended March 31, 2007 were $8.7 million compared with $7.5 million during the comparable period in 2006. This increase resulted from an increase in eSpeed cost base combined with increased demand for our support services from Cantor and the continued growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the three months ended March 31, 2007 were $3.6 million compared with $3.8 million during the comparable period in 2006. This decrease was due to the expiration of the Wagner Patent on February 20, 2007, partially offset by increased fees from our other licenses.

Insurance recovery from related parties

For the three months ended March 31, 2006, insurance recoveries from related parties of $3.5 million were recorded that related to fixed asset replacements of fixed assets destroyed in the September 11 Events (see Note 3, September 11 Events of the accompanying Notes to Condensed Consolidated Financial Statements for further discussion).

Interest income

During the three months ended March 31, 2007, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 5.46% compared with 4.64% during the comparable period in 2006. As a result of the increase in the weighted average interest rate and higher average cash balances between periods, we generated interest income of $2.5 million for the three months ended March 31, 2007 compared with $2.4 million for the comparable period in 2006. Interest income for the three months ended March 31, 2006 included a $0.4 million settlement of a tax-related matter.

Expenses for the Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

	Three Months Ended March 31, 2007	Percentage of Total Expenses	Three Months Ended March 31, 2006	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$14,166	35.4%	$13,858	35.4%
Amortization of software development costs and other intangible assets	5,334	13.3%	6,890	17.6%
Other occupancy and equipment	9,377	23.4%	8,633	22.1%
Administrative fees to related parties	3,521	8.8%	3,427	8.8%
Professional and consulting fees	2,895	7.2%	1,910	4.9%
Communications and client networks	2,103	5.2%	2,027	5.2%
Marketing	226	0.6%	332	0.8%
Amortization of non-employee securities	—	—	19	0.0%
Other expenses	2,439	6.1%	2,045	5.2%

Total operating expenses	$40,061	100.0%	$39,141	100.0%

Compensation and employee benefits

Compensation costs for the three months ended March 31, 2007 were $14.2 million compared with $13.9 million during the comparable period in 2006. The $0.3 million, or 2.2%, increase in compensation costs resulted from annual pay increases, additional headcount and stock-based compensation expense, partially offset by increased capitalization of internally developed software. Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

Amortization of software development costs and other intangible assets

In accordance with the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize qualifying computer software costs incurred during the application development stage and amortize them over their estimated useful life of three years on a straight-line basis.

Amortization of software development costs and other intangible assets was $5.3 million for the three months ended March 31, 2007, a decrease of $1.6 million, or 22.6%, compared with $6.9 million during the comparable period in 2006. This decrease was primarily related to a $1.2 million accelerated amortization expense in 2006 related to the early retirement of certain internally developed software and the Wagner Patent expiration on February 20, 2007. During the three months ended March 31, 2007 and 2006, we recorded Wagner Patent and defense costs amortization of approximately $0.6 million and $1.1 million, respectively. In addition, amortization related to other intangible assets decreased offset by increased amortization of software development costs as a result of our continued investment in software development activities during the prior twelve months.

Other occupancy and equipment

Other occupancy and equipment costs were $9.4 million for the three months ended March 31, 2007, a $0.8 million, or 8.6%, increase compared with $8.6 million for the comparable period in 2006. The increase was attributable to higher computer and maintenance expense of $0.7 million and additional costs of $0.9 million primarily associated with our new Northeast data center, London offices and Global Headquarters. These costs were partially offset by decreased depreciation expense of $0.2 million and the results during the three months ended March 31, 2006 included $0.6 million of accelerated costs related to relocation of our London offices.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties slightly increased to $3.5 million for the three months ended March 31, 2007 compared with $3.4 million for the comparable period in 2006. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the amount of Cantor’s administrative services that is utilized by us.

Professional and consulting fees

Professional and consulting fees were $2.9 million for the three months ended March 31, 2007 compared with $1.9 million for the comparable period in 2006, an increase of 51.6%, primarily the result of legal expenses incurred in connection with litigation defense costs of $0.6 million as well as increased consulting and audit expenses of $0.4 million.

Communications and client networks

Communications and client networks costs were $2.1 million for the three months ended March 31, 2007 compared with $2.0 million for the comparable period in 2006.

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

Other expenses

Other expenses consist primarily of insurance costs, recruiting, travel, promotional and entertainment expenditures. For the three months ended March 31, 2007, other expenses were $2.4 million, an increase of approximately $0.4 million, or 19.3%, compared with other expenses of $2.0 million for the comparable period in 2006. The increase was primarily due to higher recruiting fees and travel and entertainment expenses.

Income taxes

During the three months ended March 31, 2007, we recorded an income tax expense of $0.5 million compared with an income tax expense of $1.4 million during the three months ended March 31, 2006. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	1Q06	2Q06	3Q06	4Q06	1Q07
Volume (in billions)
Fully Electronic Volume - Excluding New Products	8,957	10,235	9,381	9,813	11,809
Fully Electronic Volume - New Products	524	744	1,179	1,335	1,415

Total Fully Electronic Volume	9,481	10,979	10,560	11,148	13,224
Voice-Assisted Volume	8,093	8,618	8,217	7,933	8,884
Screen-Assisted Volume	5,295	5,583	5,898	6,111	7,486

Total Voice/Screen-Assisted Volume	13,388	14,201	14,115	14,044	16,370

Total Volume	22,869	25,180	24,675	25,192	29,594

Transaction Count (in thousands)
Fully Electronic Transactions - Excluding New Products	1,971	2,036	1,688	1,765	2,062
Fully Electronic Transactions - New Products	132	138	140	142	144

Total Fully Electronic Transactions	2,103	2,174	1,828	1,907	2,206
Voice-Assisted Transactions	228	202	184	178	201
Screen-Assisted Transactions	71	69	66	63	93

Total Voice/Screen-Assisted Volume	299	271	250	241	294

Total Transactions	2,402	2,445	2,078	2,148	2,500

Trading Days	62	63	63	62	62

U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$34,810	$33,688	$32,171	$30,742	$34,347
Average Daily U.S. Treasury Volume	$561	$535	$511	$496	$555

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

Fully electronic volume on our system, excluding new products, was $11.8 trillion for the first quarter of 2007, up 31.8% from $9.0 trillion for the first quarter of 2006. Fully electronic volume on our system for new products, which we define as foreign exchange, interest rate swaps, repurchase agreements, futures, and credit default swaps was, $1.4 trillion in the first quarter of 2007, up 170.0% against the $0.5 trillion reported in the first quarter of 2006. Our combined voice-assisted and screen-assisted volume in the first quarter of 2007 was $16.4 trillion, an increase of 22.3% from $13.4 trillion in the first quarter of 2006.

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

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At March 31, 2007, we had cash and cash equivalents of $192.6 million, an increase of $4.8 million compared with $187.8 million at December 31, 2006.

Operating Activities

During the three months ended March 31, 2007, our operating activities provided cash of $13.7 million compared with $5.1 million during the comparable period in 2006. For the three months ended March 31, 2007 compared with the three months ended March 31, 2006, net income decreased approximately $1.2 million. For the three months ended March 31, 2007, compared with the three months ended March 31, 2006, depreciation and amortization expense decreased by $1.6 million as a result of the expiration of the Wagner Patent on February 20, 2007, accelerated amortization in 2006 due to the anticipated early retirement of certain internally developed software partially and lower depreciation expense. The change in other assets for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 was $3.3 million, primarily due to increased receivables in the first quarter of 2006 related to the licensing of the Wagner Patent. The change in payable to related parties and receivable from related parties for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 was primarily due to the timing of payments.

Our operating cash flows consist of transaction revenues and Software Solutions fees from related and unrelated parties, licensing fees from unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the JSA, remits the amount owed to us. In addition, we have entered into similar services agreements with BGC, Freedom and CO2e.com, LLC (“CO2e”). Under the Administrative Services Agreement, the Joint Services Agreement and the services agreements with Cantor, BGC, Freedom, and CO2e, any net receivable or payable is settled monthly.

Investing Activities

During the three months ended March 31, 2007, we used cash in investing activities of $8.7 million compared with $6.5 million during the comparable period in 2006. The increase was primarily due to the purchase of $2.2 million available-for-sale marketable securities during the first three months ended March 31, 2007 and an increase of $2.0 million in capitalization of software development costs. These increases were offset by a decrease in purchases of fixed assets of $0.9 million during the first three months of 2007 compared with the first three months of 2006 and the return of $1.3 million of restricted cash during the first three months of 2007.

Financing Activities

During the three months ended March 31, 2007, our financing activities used cash of $0.3 million compared with cash provided by financing activities of $0.3 million in the comparable period in 2006. The cash provided by financing activities primarily related to employee option exercises during both periods. During the three months ended March 31, 2007 and 2006, we made no Class A common stock repurchases under our repurchase plan approved by our Board of Directors. However, during the three months ended March 31, 2007, we did make cash outflows related to cash settlements for purchases of our Class A common stock from the year ended December 31, 2006. Our Board of Directors has authorized the repurchase of up to $100 million of our outstanding Class A common stock, of which $58.2 million remained available for repurchase as of March 31, 2007. In the future, we may continue to repurchase shares opportunistically.

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

Aggregate Contractual Obligations

As of March 31, 2007, there have been no material changes to our aggregate contractual obligations, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2006. We will continue to include our income tax liabilities in the “Contractual Obligations” table in our Annual Report on Form 10-K for the year ending December 31, 2007.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

FIN No. 48: In July 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective for us on January 1, 2007.

At the FIN 48 adoption date of January 1, 2007, we had $1.7 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We recorded a cumulative effect adjustment of $0.2 million as a decrease to our January 1, 2007 retained earnings for the accrued interest expense on the unrecognized tax benefit. We recognize interest and penalties related to uncertain tax positions as an accrued expense. At March 31, 2007, we had $1.8 million of unrecognized tax benefits. During the first quarter of 2007, we expensed less than $0.1 million of interest expense related to the unrecognized tax benefit. As of March 31, 2007, we had approximately $0.2 million of accrued interest related to uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. We, with few exceptions, are no longer subject to U.S. federal, state/local or non-U.S. income tax examination by tax authorities for years prior to 2003, 1999 and 2000, respectively.

SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157.

SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2007, we had invested $187.2 million of our cash in securities purchased under reverse repurchase agreements with related parties, $88.2 million of which is fully collateralized by U.S. government securities and $99.0 million of which is fully collateralized by eligible equity securities, both of which are held in third-party custodial accounts. These reverse repurchase agreements have a next day maturity and, as such, are highly liquid.

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

We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income of our international operations of $79,000 for the three months ended March 31, 2007.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Interim Chief Accounting Officer, functioning as the principal financial officer for purposes of this report, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended as of the end of the period covered by this report) have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

In June 2003, we filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, “BrokerTec”), in the United States District Court for the District of Delaware. The suit centers on BrokerTec’s and Garban’s alleged infringement of the 580 Patent issued on May 6, 2003, which expires in 2016, with respect to which we are the exclusive licensee. The 580 Patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. In a pre-trial ruling on February 7, 2005, the Court ruled that the BrokerTec ETN did not infringe our 580 Patent. On February 22, 2005, the jury found that the Garban GTN did infringe our 580 Patent, but that there was a deficiency in the application which led to the 580 Patent. In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. Final judgment was entered on April 3, 2006. By notice dated April 27, 2006, we appealed to the U.S. Court of Appeals for the Federal Circuit. Briefing of the appeal was completed on October 20, 2006. Oral arguments were held on January 8, 2007. On March 20, 2007, the Court of Appeals affirmed the District Court. A petition for rehearing was filed on April 3, 2007 and is pending before the Court of Appeals.

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that the Company infringed U.S. Patent No. 6,766,304, which was issued on July 20, 2004, and U.S. Patent 6,772,132, which was issued on August 3, 2004. TT later added eSpeed International, EccoWare Ltd., and Ecco LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. Discovery is ongoing, and the Court consolidated for certain discovery and Markman hearing purposes the case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and Ecco’s products fall outside the scope of TT’s patents. However, the litigation is ongoing, and as with all litigation, the outcome is uncertain. Consequently, if TT ultimately prevails, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Currently, the trial date is set for June 28, 2007. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. We are unable to estimate a possible loss or range of losses in connection with this matter.

In addition to the matters discussed above, we are involved in other legal proceedings that have arisen in the ordinary course of business. None of the currently pending matters are expected to have a material adverse impact on our financial position but may be material to our results of operations or cash flows in a given period.

ITEM 6.	Exhibits

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Interim Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc.
(Registrant)

/s/ Howard W. Lutnick
Howard W. Lutnick
Chairman of the Board, Chief Executive Officer and President

/s/ Frank V. Saracino
Frank V. Saracino
Interim Chief Accounting Officer

Date: May 10, 2007

Exhibit Index

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Interim Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002