Form 10-K/A
period 2006-12-31
ESPEED INC
filed 2007-08-23
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE.

None

eSPEED, INC.

2006 FORM 10-K/A ANNUAL REPORT

Forward-Looking Information — Safe Harbor Statement

Discussion of Forward-Looking Statements

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

On May 29, 2007, eSpeed Inc., (the “Company” or “eSpeed”) announced that it had entered into an Agreement and Plan of Merger, dated as of May 29, 2007, with BGC Partners, Inc. (“BGC”); Cantor Fitzgerald, L.P. (“Cantor”); BGC Partners, L.P., a Delaware limited partnership; BGC Global Holdings, L.P., a Cayman Islands exempted limited partnership; and BGC Holdings, L.P., a Delaware limited partnership pursuant to which eSpeed will acquire BGC through a merger of BGC with and into eSpeed. For more information, see eSpeed’s Report on Form 8-K dated May 29, 2007.

The actual results of eSpeed, BGC or the combined company in the merger (“we”, “our”, or the “combined company”) and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy for eSpeed, BGC and/or the combined company include, but are not limited to, our relationship with Cantor and its affiliates and any related conflicts of interests, competition for and retention of brokers and other managers and key employees, pricing and commissions and market position with respect to any of our products, and that of the our respective competitors, the effect of industry concentration and consolidation, and market conditions, including trading volume and volatility, as well as economic or geopolitical conditions or uncertainties. Results may also be impacted by the extensive regulation of our respective businesses and risks relating to compliance matters, as well as factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk as well as counterparty failure. Factors may also include the costs and expenses of developing, maintaining and protecting intellectual property, including judgments or settlements paid or received in connection with intellectual property or employment or other litigation and their related costs, and certain financial risks, including the possibility of future losses and negative cash flow from operations, risks of obtaining financing and risks of the resulting leverage, as well as interest and currency rate fluctuations.

Discrepancies may also result from such factors as the ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services, to secure and maintain market share, to enter into marketing and strategic alliances, and other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities, and joint ventures, and the integration of any completed transactions, to hire new personnel, to expand the use of technology for screen-assisted, voice-assisted and fully electronic trading and to effectively manage any growth that may be achieved. Results are also subject to risks relating to the proposed merger and separation of the BGC businesses and the relationship between the various entities, financial reporting, accounting and internal control factors, including identification of material weaknesses in our internal controls, our ability to prepare historical and pro forma financial statements and reports in a timely manner, and other factors, including those that are discussed under “Risk Factors” in this Annual Report on Form 10-K/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2007 and BGC’s Registration Statement on Form S-1 filed with the SEC on February 8, 2007 (Registration No. 333-140531) to the extent applicable.

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

EXPLANATORY NOTE

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2006, management became aware that certain revenues and expenses related to a portion of the development of related party software covered under the Company’s Joint Services Agreement (the “JSA”) with Cantor required restatement. The Company had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. The Company has now concluded that some of these paid fees should have been deferred and recognized ratably over the future period when such software will be used to provide services to Cantor. The restatement correction reduces revenue from current periods, thereby creating a deferred revenue liability. The restatement also corrects the amortization expense that was recorded in connection with the determination of the period of benefit provided by the developed software. See Note 21, “Restatement,” of Notes to the Consolidated Financial Statements for a detailed discussion of the effects of the restatement.

The Company is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2006 (the “Amended Form 10-K”) to reflect the restatement of the Company’s audited financial statements for the years ended December 31, 2006, 2005 and 2004, the financial information in the Selected Financial Data for the five-year period ended December 31, 2006, the unaudited selected quarterly financial information for each quarter in the years ended December 31, 2006 and 2005, and related financial information and disclosures originally filed with the SEC on Form 10-K on March 15, 2007 (the “Original Filing”). This Amended Form 10-K amends and restates Item 1A of Part I, Items 6, 7, 8, and 9A of Part II, and Item 15 of Part IV of the Original Filing. These Items have been amended to reflect the effects of the restatement and unless otherwise indicated, have not been updated to reflect other events occurring after the filing of the Original Filing. Following the filing of this Amended Form 10-K, the Company will file an amended Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The Company has not amended, and does not intend to amend, any of its other previously filed reports for the periods affected by the restatement. The Company’s previously issued financial statements included in those reports for the years ended December 31, 1999 through 2006 and for the quarter ended March 31, 2007 should no longer be relied upon.

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

We provide access to the electronic marketplaces and broker-assisted services supported by our eSpeed system. We expect that a portion of our customers who use voice brokers will migrate to fully electronic access over the coming years or will use our integrated hybrid voice-assisted products and brokerage services. We intend to continue to license our intellectual property. We also expect to add customers for eSpeed Software Solutions from the financial markets. In addition, we intend to build relationships with new customers, including traditional competitors of Cantor and BGC. We further intend to provide third parties with the infrastructure, including systems administration, internal network support and operations and disaster recovery services, that is critical to providing fully electronic marketplaces in a wide variety of products.

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

SEGMENT AND GEOGRAPHIC INFORMATION

See “Item 8. Financial Statements and Supplemental Data – Note 18” for more information regarding segment and geographic information.

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

The Sarbanes-Oxley Act of 2002 and the related SEC rules require our management to conduct annual assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing our internal control over financial reporting. We have just completed a restatement of our financial statements with respect to certain revenues and expenses related to a portion of the development of related party software, and in connection with that restatement, concluded that our internal control over financial reporting was not effective at December 31, 2006. In addition, our independent registered public accounting firm has issued a revised report concluding that our internal control over financial reporting was not effective at December 31, 2006. While we have taken various remedial steps to improve our internal control over financial reporting, management has not conducted an assessment of our internal control over financial reporting since we took those steps; nor have we requested or received from our independent registered public accounting firm a new report with respect to the effectiveness of our internal control over financial reporting as of any date subsequent to December 31, 2006. Failure to maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

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

Since inception, we have recognized a significant portion of our revenues in connection with our relationship with Cantor and its affiliates, including BGC, which was formed in October 2004. Consequently, our business was adversely affected by the effect of the September 11 Events on Cantor’s business. See “Risk Factors — The events of September 11, 2001 have had and may continue to have an adverse effect on our business.” BGC and Cantor are our largest sources of revenue and accordingly, any other future events which adversely affect Cantor’s or BGC’s business or operating results, including a sale, dissolution, liquidation, winding-up or recapitalization of all or a material portion of Cantor’s or BGC’s business, could have a material adverse effect on our most significant source of revenues. We also are a general creditor of Cantor and BGC to the extent that there are transaction revenues and software solutions fees owing to us from those entities. Events that adversely affect Cantor’s or BGC’s financial position and its ability to remit to us our share of transaction revenues and software solutions fees could have a material adverse effect on our revenues and profitability.

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

Although Cantor and BGC have agreed, subject to certain conditions, not to compete with us in providing electronic brokerage services, Cantor and BGC are currently engaged in securities transaction and other financial instruments execution and processing operations and other activities that are related to the electronic trading services we provide. Our Joint Services Agreement obligates us to perform technology support and other services for Cantor and its affiliates, including BGC, at cost, whether or not related to our electronic brokerage services, sets forth the ongoing revenue sharing arrangements between Cantor, including BGC, and its affiliates and us and subjects us and Cantor and its affiliates, including BGC, to non-competition obligations. The Joint Services Agreement precludes us from entering into lines of business in which Cantor, BGC and their affiliates, now or in the future may engage, or providing, or assisting any third party in providing, voice-assisted brokerage services, clearance, settlement and fulfillment services and related services, except under limited circumstances. Although we believe neither Cantor nor BGC has plans to form, acquire or commence any other operations similar to ours, the Joint Services Agreement permits Cantor and its affiliates, including BGC, to perform, in limited circumstances, electronic brokerage operations. In addition, the Joint Services Agreement imposes limitations on our ability to pursue strategic alliances, joint ventures, partnerships, business combinations, acquisitions and similar transactions. Because the Joint Services Agreement has a perpetual term, even in the event of a breach by one of the parties, and does not provide for unilateral modification under its terms, this agreement may become burdensome for us, may distract us from focusing on our internal operations, may deter or discourage a takeover of our company and may limit our ability to expand our operations.

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

We have offices in the United States, United Kingdom and Asia. Our principal executive offices are located at contiguous space at 110 East 59th Street, New York, New York. For 2006, such rental expense is anticipated to be approximately $1.8 million. Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the 16-year term of the lease for such spaces.

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

Price Range of Class A Common Stock

Our Class A common stock is traded on the NASDAQ Global Market under the symbol “ESPD.” For each quarter of the prior two years and through March 13, 2007, the high and low sales prices for our Class A common stock, as reported by NASDAQ, were as follows:

	High	Low
2007
First Quarter (through March 13, 2007)	$9.23	$7.22

2006
First Quarter	$9.57	$7.47
Second Quarter	$8.55	$7.15
Third Quarter	$9.23	$7.47
Fourth Quarter	$10.45	$8.45

2005
First Quarter	$12.58	$8.13
Second Quarter	$9.25	$7.65
Third Quarter	$9.11	$7.50
Fourth Quarter	$8.71	$6.73

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

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2006. This selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Report. This data has been restated to reflect adjustments described in Note 21 to Consolidated Financial Statements included in Item 8 of this Form 10K/A.

	Restated Year Ended December 31, (see note 21)
	2006	2005	2004	2003	2002
	(in thousands)
Total revenues	$164,683	$151,834	$165,299	$155,815	$138,614

Expenses:
Compensation and employee benefits	52,765	50,633	40,671	36,114	36,499
Occupancy and equipment:
Amortization of software development costs and other intangibles	23,811	20,093	16,310	12,906	9,015
Other occupancy and equipment	37,280	30,678	25,202	23,733	19,173
Professional and consulting fees	9,464	8,788	5,594	3,519	5,658
Impairment of long-lived assets	1,861	2,386	6,268	—	—
Communications and client networks	8,101	8,157	6,487	6,714	6,335
Marketing	852	1,596	1,442	1,454	4,778
Administrative fees to related parties	12,598	13,938	13,228	10,442	9,134
Amortization of business partner and non-employee securities	19	318	856	2,167	2,059
Acquisition-related costs	2,026	3,327	—	—	—
Loss on unconsolidated investments	—	—	—	—	950
Provision for September 11, 2001 events	—	—	—	—	(1,200)
Other expenses	8,289	9,896	8,219	6,334	4,380

Total operating expenses	157,066	149,810	124,277	103,383	96,781

Income before income taxes	7,617	2,024	41,022	52,432	41,833
Provision for income taxes	2,965	490	16,036	16,059	478

Net income	$4,652	$1,534	$24,986	$36,372	$41,355

Per share data:
Basic earnings per share	$0.09	$0.03	$0.45	$0.66	$0.75

Diluted earnings per share	$0.09	$0.03	$0.44	$0.63	$0.73

Basic weighted average shares of common stock outstanding	50,214	51,349	54,978	55,345	54,991

Diluted weighted average shares of common stock outstanding	51,258	52,066	56,318	57,499	56,784

Cash and cash equivalents	$187,847	$178,435	$209,688	$228,500	$187,999
Total assets	293,073	280,934	310,092	297,602	252,749
Total liabilities	39,994	37,188	41,726	26,901	35,554
Total stockholders’ equity	253,079	243,746	268,366	270,701	217,195

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2006, 2005 and 2004. This discussion is provided to increase the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Report. This discussion gives effect to the restatement discussed in Note 21 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A.

Discussion of Forward-Looking Statements

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

On May 29, 2007, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of May 29, 2007, with BGC Partners, Inc. (“BGC”); Cantor Fitzgerald, L.P. (“Cantor”); BGC Partners, L.P., a Delaware limited partnership; BGC Global Holdings, L.P., a Cayman Islands exempted limited partnership; and BGC Holdings, L.P., a Delaware limited partnership pursuant to which eSpeed will acquire BGC through a merger of BGC with and into eSpeed. For more information, see eSpeed’s Report on Form 8-K dated May 29, 2007.

The actual results of eSpeed, BGC or the combined company in the merger (“we”, “our”, or the “combined company”) and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy for eSpeed, BGC and/or the combined company include, but are not limited to, our relationship with Cantor and its affiliates and any related conflicts of interests, competition for and retention of brokers and other managers and key employees, pricing and commissions and market position with respect to any of our products, and that of the our respective competitors, the effect of industry concentration and consolidation, and market conditions, including trading volume and volatility, as well as economic or geopolitical conditions or uncertainties. Results may also be impacted by the extensive regulation of our respective businesses and risks relating to compliance matters, as well as factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk as well as counterparty failure. Factors may also include the costs and expenses of developing, maintaining and protecting intellectual property, including judgments or settlements paid or received in connection with intellectual property or employment or other litigation and their related costs, and certain financial risks, including the possibility of future losses and negative cash flow from operations, risks of obtaining financing and risks of the resulting leverage, as well as interest and currency rate fluctuations.

Discrepancies may also result from such factors as the ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services, to secure and maintain market share, to enter into marketing and strategic alliances, and other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities, and joint ventures, and the integration of any completed transactions, to hire new personnel, to expand the use of technology for screen-assisted, voice-assisted and fully electronic trading and to effectively manage any growth that may be achieved. Results are also subject to risks relating to the proposed merger and separation of the BGC businesses and the relationship between the various entities, financial reporting, accounting and internal control factors, including identification of material weaknesses in our internal controls, our ability to prepare historical and pro forma financial statements and reports in a timely manner, and other factors, including those that are discussed under “Risk Factors” in this Annual Report on Form 10-K/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2007 and BGC’s Registration Statement on Form S-1 filed with the SEC on February 8, 2007 (Registration No. 333-140531) to the extent applicable.

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

Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2006, management became aware that certain revenues and expenses related to a portion of the development of related party software covered under the Company’s Joint Services Agreement (the “JSA”) with Cantor required restatement. The Company had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. The Company has now concluded that some of these paid fees should have been deferred and recognized ratably over the future period when such software will be used to provide services to Cantor. The restatement correction reduces revenue from current periods, thereby creating a deferred revenue liability. The restatement also corrects the amortization expense that was recorded in connection with the determination of the period of benefit provided by the developed software.

Specifically, Software Solutions fees from related parties revenue has been restated to defer recognition over the period in which such fees are earned. Accordingly, the Company has restated its previously reported consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, and all related financial information and disclosures, as well as its interim financial data for all interim periods of 2006 and 2005. See Note 21 of Notes to Consolidated Financial Statements.

The effects of the restatement are reflected in the table below. Additionally, the Consolidated Statements of Stockholders’ Equity reflect a decrease in the Company’s retained earnings of $1.5 million as of January 1, 2004. The restatement had no effect on net cash flows from operating, investing or financing activities as shown in the Consolidated Statements of Cash Flows.

December 31	2006		2005
(In thousands)	Previously Reported	Restated	Previously Reported	Restated
Consolidated Balance Sheets:
Fixed assets, net	57,207	57,443	58,291	58,291
Total assets	292,837	293,073	280,934	280,934
Accounts payable and accrued liabilities	25,836	24,129	19,649	17,591
Deferred income	4,075	8,114	7,593	12,010
Total liabilities	37,662	39,994	34,830	37,188
Retained earnings	17,521	15,425	14,631	12,273
Total Liabilities and Stockholders’ Equity	292,837	293,073	280,934	280,934

Year ended December 31	2006		2005		2004
(In thousands, except per share data)	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Income:
Software Solutions fees from related parties	30,445	30,822	25,818	24,709	18,642	17,432
Total revenue	164,306	164,683	152,943	151,834	166,509	165,299
Amortization of software development costs	24,047	23,811	20,134	20,093	16,235	16,310
Total operating expenses	157,302	157,066	149,851	149,810	124,202	124,277
Income before income taxes	7,004	7,617	3,092	2,024	42,307	41,022
Provision for Income Taxes	2,614	2,965	1,048	490	16,457	16,036
Net income	4,390	4,652	2,044	1,534	25,850	24,986

Basic earnings per share	$0.09	$0.09	$0.04	$0.03	$0.47	$0.45
Diluted Earnings per share	$0.09	$0.09	$0.04	$0.03	$0.46	$0.44

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

Related Party Software Development Services Revenue Recognition

We receive Software Solutions fees for the development of related party computer software. Upfront fees are deferred and recognized ratably over the future period during which such software will be used to provide services to the related party.

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

Fixed Assets

We carry fixed assets at cost net of accumulated depreciation. Fixed assets, principally composed of computers, communication equipment and software, are depreciated over their estimated economic useful lives (generally three to seven years) using the straight-line method. Internal and external direct costs of application development and of obtaining software for internal use are capitalized and amortized over their estimated economic useful life (generally three years) on a straight-line basis. Leasehold improvements are amortized over their estimated economic useful lives, or the remaining lease term, whichever is shorter. Routine repairs and maintenance are expensed as incurred.

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

RESULTS OF OPERATIONS

Revenues

The following table sets forth certain Consolidated Statements of Income data, as restated, expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31, 2006	Percentage of Total Revenue	Year Ended December 31, 2005	Percentage of Total Revenue	Year Ended December 31, 2004	Percentage of Total Revenue
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$62,084	37.7%	$74,669	49.2%	$108,033	65.4%
Fully electronic transactions with unrelated parties	6,937	4.2%	—	—	—	—

Total fully electronic transactions	69,021	41.9%	74,669	49.2%	108,033	65.4%
Voice-assisted brokerage transactions with related parties	26,043	15.8%	25,192	16.6%	22,125	13.4%
Screen-assisted open outcry transactions with related parties	5,675	3.4%	2,863	1.9%	846	0.5%

Total transaction revenues	100,739	61.2%	102,724	67.7%	131,004	79.9%
Software Solutions fees from related parties, restated	30,822	18.7%	24,709	16.3%	17,432	10.5%
Software Solutions and licensing fees from unrelated parties	16,981	10.3%	15,534	10.2%	13,418	8.1%
Insurance recovery from related parties	3,500	2.1%	1,692	1.1%	—	—
Grant income	3,100	1.9%	—	—	—	—
Gain on sale of investments	—	—	1,015	0.7%	—	—
Interest income, restated	9,541	5.8%	6,160	4.1%	3,445	2.1%

Total revenues	$164,683	100.0%	$151,834	100.0%	$165,299	100.0%

Revenues – Comparison of the years ended December 31, 2006 and 2005

Total transaction revenues

Total transaction revenues for 2006 were $100.7 million compared with $102.7 million in 2005. There were 250 trading days in both years. Fully-electronic and voice-assisted volumes transacted increased by $28,371 billion (approximately $28.4 trillion), or 40.8%, to $97,915 billion (approximately $97.9 trillion) for 2006 from $69,544 billion (approximately $69.5 trillion) for 2005. During 2006, fully electronic, voice-assisted and screen-assisted transaction revenues contributed 68.5%, 25.9% and 5.6% of our total transaction revenues, respectively, compared with 72.7%, 24.5% and 2.8% respectively, in 2005.

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

Our revenues are highly dependent on transaction volume in the global financial product trading markets. Accordingly, among other things, equity and interest rate market volatility, economic and political conditions in the United States and elsewhere in the world, concerns over inflation, institutional and consumer confidence levels, the availability of cash for investment by mutual funds and other wholesale and retail investors, fluctuating interest and exchange rates and legislative and regulatory changes and currency values may have an impact on our volume of transactions. In addition, a significant amount of our revenues is currently received in connection with our relationship with related parties, primarily Cantor.

Software Solutions fees from related parties

Software Solutions fees from related parties for 2006 were $30.8 million compared with $24.7 million in 2005, an increase of 24.7%. This increase resulted from an increase in demand for our support services due to the growth of both the Cantor and BGC businesses.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for 2005 were $24.7 million compared with $17.4 million in 2004, an increase of 42.0%. This increase resulted from an increase in demand for our support services due to the growth of both the Cantor and BGC businesses.

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

Expenses

The following table sets forth certain Consolidated Statements of Income data, as restated, expressed as a percentage of total expenses for the periods indicated:

	Year Ended December 31, 2006	Percentage of Total Expenses	Year Ended December 31, 2005	Percentage of Total Expenses	Year Ended December 31, 2004	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$52,765	33.6%	$50,633	33.8%	$40,671	32.7%
Amortization of software development costs and other intangible assets, restated	23,811	15.2%	20,093	13.4%	16,310	13.1%
Other occupancy and equipment	37,280	23.7%	30,678	20.5%	25,202	20.3%
Professional and consulting fees	9,464	6.0%	8,788	5.9%	5,594	4.5%
Impairment of long-lived assets	1,861	1.2%	2,386	1.6%	6,268	5.0%
Communications and client networks	8,101	5.2%	8,157	5.4%	6,487	5.2%
Marketing	852	0.5%	1,596	1.1%	1,442	1.2%
Administrative fees to related parties	12,598	8.0%	13,938	9.3%	13,228	10.6%
Amortization of business partner and non-employee securities	19	0.0%	318	0.2%	856	0.7%
Acquisition related costs	2,026	1.3%	3,327	2.2%	—	—
Other	8,289	5.3%	9,896	6.6%	8,219	6.6%

Total operating expenses, restated	$157,066	100.0%	$149,810	100.0%	$124,277	100.0%

Expenses – Comparison of the years ended December 31, 2006 and 2005

Compensation and employee benefits

Compensation costs for 2006 were $52.8 million compared with $50.6 million for 2005. The $2.2 million or 4.4% increase in compensation costs resulted from higher salaries and benefits. Additionally, with the adoption of SFAS No. 123®, Share-Based Payment on January 1, 2006, the Company recognized approximately $0.6 million of SFAS 123® expense in 2006.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, stock based compensation, payroll taxes and costs of employer-provided benefits for our employees.

Amortization of software development costs and other intangibles

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), we capitalize qualifying computer software costs incurred during the application development stage, and amortize them over their estimated useful life which is generally three years on a straight-line basis.

Amortization of software development costs and other intangibles was $23.8 million for 2006, an increase of $3.7 million, or 18.4%, compared with $20.1 million in 2005. This increase was related to accelerated amortization of $1.2 million due to the anticipated early retirement of certain of our internally developed software which was replaced in the second quarter of 2006, continued investment in software development activities during the prior 12 months and the associated increase in the amortization of software development. During the years ended December 31, 2006 and 2005, we recorded Wagner Patent and defense costs amortization of approximately $4.8 million. With our Wagner Patent having expired on February 20, 2007, our Wagner Patent and defense costs will be fully amortized in the first quarter of 2007.

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

Impairment of long-lived assets

Impairment charges were $1.9 million for 2006 compared with $2.4 million for 2005, a decrease of $0.5 million, or 20.8%. In 2006 and 2005, we incurred impairment charges primarily related to discarded software development and fixed assets no longer in service. For further discussion, see Note 4, Fixed Assets, and Note 5, Goodwill and Other Intangible Assets, of the accompanying Notes to Consolidated Financial Statements.

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

Administrative fees to related parties

Under The Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor’s administrative services that is utilized by us. Administrative fees to related parties amounted to $12.6 million for 2006, a decrease of $1.3 million, or 9.4%, compared with $13.9 million in 2005.

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

Income taxes

During 2006, we recorded an income tax provision of $3.0 million corresponding to a 38.9% effective tax rate, compared with an income tax provision of $0.4 million corresponding to a 24.2% effective tax rate in 2005. Our consolidated effective tax rate can vary from period to period depending on, among other factors, permanent differences and the geographic and business mix of our earnings.

Expenses – Comparison of the years ended December 31, 2005 and 2004

Compensation and employee benefits

Compensation costs for 2005 were $50.6 million compared with $40.7 million for 2004. The $9.9 million or 24.3% increase in compensation costs resulted from additional salaries and benefits associated with the hiring of new technology and sales personnel, the full year impact of our senior management hires and of our ECCO acquisition and a transition from a stock option-based to a restricted stock based compensation model.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

Amortization of software development costs and other intangibles

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (“SOP 98-1”), we capitalize qualifying computer software costs incurred during the application development stage, and amortize them over their estimated useful life which is generally three years on a straight-line basis. Amortization of software development costs and other intangibles was $20.1 million for 2005, an increase of $3.8 million, or 23.3%, compared with $16.3 million in 2004. This increase was primarily related to increased investment in software development activities as we continued to devote significant resources to the innovation and development of technology and protection of our intellectual property portfolio. In addition, the full-year impact from amortization of purchased intangible assets from our ECCO acquisition contributed to the increase. Additionally, during the years ended December 31, 2005 and 2004, we recorded Wagner Patent and defense costs amortization of approximately $4.8 million.

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

Income taxes

During 2005, we recorded an income tax provision of $0.5 million corresponding to a 24.2% effective tax rate compared with an income tax provision of $16.0 million corresponding to a 39.1% effective tax rate in 2004. Our consolidated effective tax rate can vary from period to period depending on, among other factors, permanent differences and the geographic and business mix of our earnings.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	Quarterly Market Activity for the Quarters Ended		Yearly Market Activity for the Years Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Volume (in billions)
Fully Electronic Volume - Excluding New Products	$9,813	$7,500	$38,385	$29,009
Fully Electronic Volume - New Products	1,335	539	3,783	1,858

Total Fully Electronic Volume	11,148	8,039	42,168	30,867

Voice – Assisted Volume	7,933	7,608	32,860	28,311
Screen – Assisted Volume	6,111	4,155	22,887	10,366

Total Volume	$25,192	$19,802	$97,915	$69,544

Transaction Count (in billions)
Fully Electronic Transactions - Excluding New Products	1,764,930	1,640,167	7,459,514	5,642,628
Fully Electronic Transactions - New Products	142,239	111,801	552,899	390,001

Total Fully Electronic Transactions	1,907,169	1,751,968	8,012,413	6,032,629

Voice – Assisted Transactions	177,789	193,742	792,159	822,391
Screen – Assisted Transactions	62,977	46,242	268,894	112,123

Total Transactions	2,147,935	1,991,952	9,073,466	6,967,143

eSpeed Equities Direct Access (Number of Shares Traded In Millions)	184	147	770	648

Trading Days	62	61	250	250

U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$30,742	$32,820	$131,410	$138,694
Average Daily U.S. Treasury Volume	$496	$538	$526	$555

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

Operating Activities

Our operating cash flows consist of transaction revenues and Software Solutions fees from related and unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income. During 2006, our operating activities provided cash of $36.8 million compared with $27.7 million in 2005. For the year ended December 31, 2006 as compared with the year ended December 31, 2005, net income increased approximately $3.1 million. For the year ended December 31, 2006 as compared with the year ended December 31, 2005, depreciation and amortization expense increased $5.4 million due to an increase in the underlying fixed asset base. The $3.5 million insurance recovery included in net income for the year ended December 31, 2006 is presented as part of investing activities in the Statement of Cash Flows as the proceeds will be used to purchase fixed assets. During 2005, we had a gain on sale of an investment of $1.0 million, and no gain or loss on sales of investments during 2006. The change in other assets for the year ended December 31, 2006 as compared with the year ended December 31, 2005 was $5.1 million primarily due to increased receivables related to the licensing of the Wagner Patent which were pre-paid in the prior year. The $6.1 million change in accounts payable and accrued expenses for the year ended December 31, 2006 as compared with the year ended December 31, 2005 was primarily due to deferred income recognized in 2005 and the timing of payments to vendors in 2006. The change in deferred income of $3.4 million from the year ended December 31, 2006 as compared with the year ended December 31, 2005 was a result of recognizing income related to the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program during the fourth quarter of 2006.

In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the Joint Services Agreement, remits the amount owed to us. In addition, we have entered into similar services agreements with BGC, Freedom, and CO2e. Under the Administrative Services Agreement, the JSA and the services agreements with BGC, Freedom and CO2e, any net receivable or payable is settled monthly.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of December 31, 2006, our significant contractual obligations amounted to $76.0 million, consisting of the following payments:

Contractual Obligations	2007	2008	2009	2010	2011	2012 and thereafter
Leases (1)	$3,936	$3,589	$3,589	$3,720	$4,170	$32,913
Purchase Obligations (2)	24,088	—	—	—	—	—

Total Contractual Cash Obligations	$28,024	$3,589	$3,589	$3,720	$4,170	$32,913

(1)	Operating lease obligations were to Cantor, principally related to office space.
(2)	Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, and accrued taxes on our Consolidated Statements of Financial Condition as of December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS. 159”). SFAS. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159.

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

As discussed in Note 21, the consolidated financial statements have been restated due to an error in Software Solutions fees from related parties and capitalized software for internal use.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 (August 21, 2007 as to the effects of the material weakness discussed in Management’s Annual Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 15, 2007 (August 21, 2007 as to Note 21)

eSpeed, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31,
	2006	2005
	Restated	Restated
	See Note 21
Assets
Cash and cash equivalents	$21,838	$37,070
Reverse repurchase agreements with related parties (Note 11)	166,009	141,365

Total cash and cash equivalents	187,847	178,435
Fixed assets, net	57,443	58,291
Investments	7,780	7,742
Goodwill	12,184	12,184
Other intangible assets, net	6,949	11,356
Receivable from related parties (Note 12)	7,145	4,345
Other assets	13,725	8,581

Total assets	$293,073	$280,934

Liabilities and Stockholders’ Equity
Current liabilities:
Payable to related parties (Note 12)	$7,751	$7,588
Accounts payable and accrued liabilities	24,129	17,591

Total current liabilities	31,880	25,179

Deferred revenue	8,114	12,009

Total liabilities	39,994	37,188

Commitments and contingencies (Note 8)	—	—

Stockholders’ Equity:
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 36,407,138 and 34,387,380 shares issued and outstanding at December 31, 2006 and 2005, respectively	364	343
Class B common stock, par value $0.01 per share; 100,000,000 shares authorized; 20,497,800 and 22,139,270 shares issued and outstanding at December 31, 2006 and 2005, respectively, convertible to Class A common stock	205	221
Additional paid-in capital	299,682	294,987
Unearned stock-based compensation	—	(1,592)
Treasury stock, at cost: 6,502,230 and 6,488,047 shares of Class A common stock at December 31, 2006 and 2005, respectively	(62,597)	(62,486)
Retained earnings	15,425	12,273

Total stockholders’ equity	253,079	243,746

Total liabilities and stockholders’ equity	$293,073	$280,934

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
	Restated	Restated	Restated
	See Note 21
Revenues:
Transaction revenues
Fully electronic transactions with related parties (Note 12)	$62,084	$74,669	$108,033
Fully electronic transactions with unrelated parties	6,937	—	—

Total fully electronic transactions	69,021	74,669	108,033
Voice-assisted brokerage transactions with related parties (Note 12)	26,043	25,192	22,125
Screen-assisted open outcry transactions with related parties (Note 12)	5,675	2,863	846

Total transaction revenues	100,739	102,724	131,004
Software Solutions fees from related parties (Note 12)	30,822	24,709	17,432
Software Solutions and licensing fees from unrelated parties	16,981	15,534	13,418
Insurance recovery from related parties (Note 3)	3,500	1,692	—
Grant income	3,100	—	—
Gain on sale of investments	—	1,015	—
Interest income	9,541	6,160	3,445

Total revenues	164,683	151,834	165,299

Expenses:
Compensation and employee benefits	52,765	50,633	40,671
Occupancy and equipment:
Amortization of software development costs and other intangible assets	23,811	20,093	16,310
Other occupancy and equipment	37,280	30,678	25,202
Professional and consulting fees	9,464	8,788	5,594
Impairment of long-lived assets	1,861	2,386	6,268
Communications and client networks	8,101	8,157	6,487
Marketing	852	1,596	1,442
Administrative fees to related parties (Note 12)	12,598	13,938	13,228
Amortization of business partner and non-employee securities	19	318	856
Acquisition-related costs	2,026	3,327	—
Other expenses	8,289	9,896	8,219

Total operating expenses	157,066	149,810	124,277

Income before income taxes	7,617	2,024	41,022
Provision for income taxes	2,965	490	16,036

Net income	$4,652	$1,534	$24,986

Per share data:

Basic earnings per share	$0.09	$0.03	$0.45

Diluted earnings per share	$0.09	$0.03	$0.44

Basic weighted average shares of common stock outstanding	50,214	51,349	54,978

Diluted weighted average shares of common stock outstanding	51,258	52,066	56,318

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

eSpeed, Inc. & Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
	Restated	Restated	Restated
	See Note 21
Cash flows from operating activities:
Net income	$4,652	$1,534	$24,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,465	31,044	24,135
Gain on insurance recovery from related parties (Note 3)	(3,500)	—	—
Stock-based compensation	2,418	2,219	1,104
Impairment of long lived assets	1,861	2,386	6,268
Equity in net (loss) income of unconsolidated investments	(38)	142	116
Loss on disposal of property	127	—	—
Gain on sale of investments	—	(1,015)	—
Deferred income tax (benefit) expense	(33)	199	(1,531)
Tax benefit from stock option and warrant exercises	305	116	1,037
Excess tax benefit from stock-based compensation	(11)	—	—
Deferred compensation plan expense	138	250	174
Recognition of deferred revenue	(7,292)	(2,984)	(2,256)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Receivable from related parties (Note 12)	(2,773)	(2,706)	(112)
Other assets	(5,141)	(1,126)	(6,171)
Payable to related parties (Note 12)	163	475	790
Accounts payable and accrued expenses	6,057	(6,526)	4,129
Deferred revenue	3,397	3,676	11,477

Net cash provided by operating activities	36,795	27,683	64,146

Cash flows used in investing activities:
Purchase of fixed assets	(13,241)	(15,360)	(15,124)
Capitalization of software development costs	(17,213)	(18,840)	(19,575)
Capitalization of patent defense and registration costs	(1,270)	(1,837)	(5,689)
Insurance recovery from related parties (Note 3)	3,500	—	—
Purchase of investment and acquisition, net of cash acquired	—	—	(13,995)
Proceeds from sale of investment	—	5,840	—

Net cash used in investing activities	(28,224)	(30,197)	(54,383)

Cash flows provided by (used in) financing activities:
Repurchase of Class A common stock	(93)	(29,197)	(31,878)
Proceeds from exercises of stock options and warrants	1,346	458	2,239
Excess tax benefit from stock-based compensation	11	—	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(423)	—	—
Receivable from broker on stock option exercises	—	—	1,064

Net cash provided by (used in) financing activities	841	(28,739)	(28,575)

Net increase (decrease) in cash and cash equivalents	9,412	(31,253)	(18,812)

Cash and cash equivalents at beginning of period	37,070	19,884	55,318
Reverse repurchase agreements with related parties at beginning of period (Note 11)	141,365	189,804	173,182

Total cash and cash equivalents at beginning of period	178,435	209,688	228,500

Cash and cash equivalents at end of period	21,838	37,070	19,884
Reverse repurchase agreements with related parties at end of period (Note 11)	166,009	141,365	189,804

Cash and cash equivalents at end of period	$187,847	$178,435	$209,688

Supplemental cash information:
Cash paid for income taxes	$2,131	$206	$16,655
Deemed dividend to Cantor (Note 5)	1,500	—	—
Contribution of license from Cantor (Note 5)	1,500	—	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

Restated - See Note 21

(in thousands, except share amounts)

	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Unearned stock-based compensation	Treasury Stock	Retained (Deficit) Earnings	Total Stockholders’ Equity
Balance, January 1, 2004, as previously reported	$80	$310	$251	$287,593	$(1,192)	$(2,094)	$(13,263)	$271,685
Prior period Adjustment ( Note 21 )						—	(984)	(984)

Balance, January 1, 2004, as restated	80	310	251	287,593	(1,192)	(2,094)	(14,247)	270,701
Retirement of preferred stock	(80)	—	—	80	—	—	—	—
Conversion of Class B common stock to Class A common stock, 3,000,000 shares	—	30	(30)	—	—	—	—	—
Issuance of Class A common stock from exercises of options and warrants, 275,617 shares	—	3	—	2,239	—	—	—	2,242
Tax benefit from stock option and warrant exercises	—	—	—	1,037	—	—	—	1,037
Amortization of business partner and non-employee Securities	—	—	—	—	856	—	—	856
Issuance of Class A common stock for Deferral Plan Match, 6,670 shares and other, net	—	—	—	174	—	—	—	174
Grant of restricted stock units	—	—	—	2,992	(2,992)	—	—	—
Amortization of employee stock based compensation	—	—	—	—	248	—	—	248
Repurchase of Class A common stock, 2,896,416 shares	—	—	—	—	—	(31,878)	—	(31,878)
Net income	—	—	—	—	—	—	24,986	24,986

Balance, December 31, 2004, as restated	$—	$343	$221	$294,115	$(3,080)	$(33,972)	$10,739	$268,366
Issuance of Class A common stock from exercises of options and warrants, 89,852 shares	—	—	—	458	—	—	—	458
Tax benefit from stock option and warrant exercises	—	—	—	116	—	—	—	116
Amortization of business partner and non-employee securities	—	—	—	—	318	—	—	318
Class A common stock for Deferral Plan match	—	—	—	250	—	—	—	250
Grant of restricted stock units	—	—	—	1,090	(1,090)	—	—	—
Amortization of employee stock-based compensation	—	—	—	—	1,901	—	—	1,901
Forfeiture of restricted stock units	—	—	—	(217)	217	—	—	—
Vesting of restricted stock units, 92,805 shares	—	—	—	(825)	—	825	—	—
Shares of common stock used to satisfy tax withholding obligations, 32,766 shares	—	—	—	—	142	(398)	—	(256)
Repurchase of Class A common stock, 3,456,275 shares	—	—	—	—	—	(28,941)	—	(28,941)
Net income	—	—	—	—	—	—	1,534	1,534

Balance, December 31, 2005, as restated	$—	$343	$221	$294,987	$(1,592)	$(62,486)	$12,273	$243,746
Tax benefit from stock based compensation	—	—	—	305	—	—	—	305
Issuance of Horizon warrants	—	—	—	3,000	—	—	—	3,000
Horizon deemed dividend	—	—	—	—	—	—	(1,500)	(1,500)
Conversion of Class B common stock to Class A common stock, 1,641,470 shares	—	16	(16)	—	—	—	—	—
Issuance of treasury shares, 38,056 shares	—	—	—	(354)	—	354	—	—
Vesting of restricted stock units, 173,377 shares	—	2	—	(2)	—	—	—	—
Exercise of employee stock options, 204,911 shares	—	3	—	1,343	—	—	—	1,346
Reclassification of unearned compensation upon adoption of FAS 123R	—	—	—	(1,592)	1,592	—	—	—
Amortization of restricted stock units and stock options	—	—	—	1,954	—	—	—	1,954
Cancellation of restricted stock units in satisfaction of withholding tax requirements	—	—	—	(423)	—	—	—	(423)
Non-cash charge for Cantor partnership units	—	—	—	464	—	—	—	464
Repurchase of Class A common stock, 52,239 shares	—	—	—	—	—	(465)	—	(465)
Net income	—	—	—	—	—	—	4,652	4,652

Balance, December 31, 2006, as restated	$—	$364	$205	$299,682	$—	$(62,597)	$15,425	$253,079

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

Software Solutions fees: Pursuant to various services agreements, the Company recognizes fees from related parties in amounts generally equal to its actual direct and indirect costs, including overhead, of providing such services at the time when such services are performed or over the period in which such fees are earned. For specific technology support functions that are both utilized by the Company and provided to related parties, the Company allocates the actual costs of providing such support functions based on the relative usage of such support services by each party. In addition, certain clients of the Company provide online access to their customers through use of the Company’s electronic trading platform. The Company receives up-front and/or periodic fees from related and unrelated parties for the use of the Company’s platform. Such fees are deferred, and included in the accompanying Consolidated Statements of Financial Condition under the caption “Deferred Income”, and recognized as revenue ratably over the term of the licensing agreement or over the period in which such fees are earned. The Company also receives fees for its front-end trading software and patent licenses from unrelated parties. Such fees are recognized as income ratably over the license period.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of securities purchased under agreements to resell (reverse repurchase agreements) transacted on an overnight basis for the purpose of cash management and money market Treasury funds (see Note 11, Reverse Repurchase Arrangements).

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

	Year Ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$1,534	$24,986
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $4,526, and $12,775 of taxes for the years ended December 31, 2005 and 2004, respectively.	(8,828)	(19,978)

Net (loss) income, pro forma	$(7,294)	$5,008

Earnings (loss) per share:
Basic - as reported	$0.03	$0.45
Basic - pro forma	$(0.15)	$0.09

Diluted - as reported	$0.03	$0.44
Diluted - pro forma	$(0.15)	$0.09

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

3. September 11 Events

Our previous headquarters were in the World Trade Center. As a result of the terrorist attack on September 11, 2001, our offices in the World Trade Center were destroyed. At that time, Cantor maintained property and casualty insurance policies with third party insurers and, under its Administrative Services Agreement (“ASA”) with Cantor, the Company was entitled to property and casualty insurance coverage of up to $40.0 million. Cantor received insurance payments related to the September 11 events totaling $45.0 million in 2001 and an additional $21.0 million in 2003. Pursuant to the ASA, the Company received $20.5 million of these insurance proceeds from Cantor in 2001, $3.5 million in 2006 and $1.7 million in 2005. These proceeds were recognized as income in the accompanying Consolidated Statements of Income under the caption “Insurance recovery from related parties”. The lag in timing between Cantor’s receipt of insurance proceeds in 2003 and the Company’s related receipts in 2005 and 2006 was a result of the need to analyze and determine the allocable amounts of such proceeds among Cantor and its related entities pursuant to the ASA. As a result of the September 11 events, Company fixed assets with a book value of approximately $17.8 million were destroyed. Accordingly, the Company recorded gains related to the receipt of insurance proceeds of $2.7 million in 2001, $3.5 million in 2006 and $1.7 million in 2005. As the Company completes the move into its new global headquarters during 2007, it is nearing the end of the replacement of the destroyed assets.

4. Fixed Assets

Fixed assets, net consisted of the following:

	At December 31,
	2006	2005
	(in thousands)
Computer and communication equipment	$53,305	$46,237
Software, including software development costs	96,036	79,872
Leasehold improvements and other fixed assets	4,887	3,483

	154,228	129,592
Less: accumulated depreciation and amortization	(96,785)	(71,301)

Fixed assets, net	$57,443	$58,291

Depreciation expense was $12.7 million, $10.9 million and $8.4 million for 2006, 2005 and 2004, respectively, and is included in the accompanying Consolidated Statements of Income under the caption “Other occupancy and equipment”.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. During the years ended December 31, 2006, 2005 and 2004, software development costs totaling $17.2 million, $18.8 million and $19.6 million, respectively, were capitalized. For the years ended December 31, 2006, 2005 and 2004, the Company’s Consolidated Statements of Income as restated included $23.8 million, $20.1 million and $16.3 million, respectively, in relation to the amortization of software development costs. The amortization of software development costs for year ended December 31, 2006 included approximately $1.2 million of accelerated amortization due to the anticipated early retirement of certain of the Company’s internally developed software which was replaced in the second quarter of 2006. The years ended December 31, 2005 and 2004 do not include any accelerated amortization charges.

Impairment charges of $1.9 million, $2.4 million and $6.3 million were recorded during the years ended December 31, 2006, 2005 and 2004, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service.

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

During the years ended December 31, 2006, 2005 and 2004, the Company recorded intangible amortization expense of $7.1 million, $7.0 million and $6.2 million, respectively, under the caption “Amortization of software development costs and other intangible assets” in the accompanying Consolidated Statements of Income. The estimated aggregate amortization expense for each of the next five fiscal years is as follows: $2.6 million in 2007, $1.4 million in 2008, $0.8 million in 2009, $0.1 million in 2010 and $0.1million in 2011.

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

6. Other Supplementary Balance Sheet Information

Other assets consisted of the following at December 31:

	2006	2005
	(in thousands)
Licensing fees and other receivables	$8,157	$3,590
Pre-paid expenses	3,140	2,480
Restricted cash	2,129	2,129
Other assets	299	382

	$13,725	$8,581

Accounts payable and accrued liabilities consisted of the following at December 31:

	2006	2005
	(in thousands)
Deferred revenue	$1,748	$2,151
Current income tax payable	964	592
Deferred tax liability	1,963	1,996
Other taxes payable	2,564	1,613
Accrued professional fees	6,193	3,551
Bank overdraft	1,763	513
Other accrued liabilities	8,934	7,175

	$24,129	$17,591

7. Income Taxes

The provision/(benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current
U.S. federal	$2,273	$(40)	$14,567
U.S. state and local	615	199	2,903
Foreign	110	133	97

	2,998	292	17,567

Deferred
U.S. federal	(32)	147	(1,293)
U.S. state and local	(7)	30	(244)
Foreign	6	21	6

	(33)	198	(1,531)

Income tax provision	$2,965	$490	$16,036

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,
	2006	2005
	(in thousands)
Deferred tax assets
Non-deductible warrant expense	$12,340	$12,252
Deferred revenue	1,604	1,741
Basis difference of investments	1,800	1,788
Non-employee stock options	1,188	1,190
Other deferred and accrued expenses	4,257	3,870
Foreign deferred and accrued expenses	(33)	(27)
Foreign NOL	1,589	1,589

Total deferred tax assets	22,745	22,403
Valuation allowance	(13,421)	(13,337)

Net deferred tax assets	9,324	9,066

Deferred tax liability
Software capitalization	9,753	10,119
Gain on replacements of assets	1,943	667
Depreciation of fixed assets	(486)	200
Other	77	76

Total deferred tax liability	11,287	11,062

Net deferred tax liability	$(1,963)	$(1,996)

As reflected in the above table, the Company established a valuation allowance against the net deferred tax assets of $13.4 million and $13.3 million at December 31, 2006 and 2005, respectively. The valuation allowance primarily relates to non-deductible warrant expenses and net operating loss carry-forwards where there is significant uncertainty as to their ultimate realization. The net operating loss (“NOL”) carryforwards relate to the UK operation and there is no expiration date for these NOLs.

Additionally, tax benefits associated with employee stock option and business partner warrant exercises served to reduce taxes currently payable.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Federal income tax expense at 35% statutory rate	$2,666	$709	$14,358
State taxes, net of federal benefit	395	149	1,728
Foreign income tax benefit	(1,504)	(1,435)	(1,485)
Other non-deductible/(taxable) items	262	458	657
Increase (decrease) in valuation allowance for deferred items currently recognized	74	101	(100)
Federal tax benefit of research and development credit	(455)	(994)	(782)
Tax benefit of net operating loss not currently recognized	1,589	1,588	1,588
Deferred tax expense from annualize effective tax rate	(62)	(86)	72

	$2,965	$490	$16,036

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

Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies, when a legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. At December 31, 2006, there were no material legal contingencies for which the Company can estimate a possible loss or a range of losses.

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

The following table summarizes the components of the net assets acquired (in thousands):

Accounts receivable	$465
Other assets	291
Intangible assets:
Customer contracts (estimated useful life of 2 years)	412
Existing technology (estimated useful life of 5 years)	2,832
Goodwill	12,184

Total assets acquired	16,184

Deferred revenue	658
Taxes payable	455
Accounts payable and accrued expenses	1,436

Total liabilities assumed	2,549

Net assets acquired	$13,635

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

Tradespark: The Company has a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings. The Company’s net income (loss) from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $27,000, $6,000 and ($62,000) for the years ended December 31, 2006, 2005 and 2004, respectively, and is included under the caption “Other expenses” in the accompanying Consolidated Statements of Income.

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

Under various services agreements, the Company has agreed to provide Cantor, BGC, Freedom and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, BGC and Freedom the actual direct (compensation) and indirect costs (rent, maintenance, equipment and communications), of providing such services and receives payment on a monthly basis. The indirect costs are generally determined by using headcount as the basis for such charges. These services are provided to CO2e and to Cantor with respect to its Gaming Business at no additional cost other than the revenue sharing arrangement set forth above. Also, in connection with Cantor’s Gaming Business, the Company has agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its written request in exchange for payment by Cantor of all of the direct costs for such items.

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

Under an Administrative Services Agreement (as defined below), Cantor provides various administrative services to eSpeed, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct (compensation) and indirect costs (rent, maintenance, equipment and communications) of providing these services. The indirect costs are generally determined by using headcount as the basis for such charges. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months’ prior notice by either eSpeed or Cantor. eSpeed incurred administrative fees for such services during the years ended December 31, 2006, 2005 and 2004 totaling $12.6 million, $13.9 million and $13.2 million, respectively. Cantor is also authorized to provide these administrative services to the Aqua business and eSpeed is authorized to provide certain technology services.

The services provided under both the JSA and the Administrative Services Agreement are related party services because Cantor controls eSpeed. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if eSpeed did not obtain such services from Cantor. Management believes that the allocation of such costs are reasonable.

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

On August 10, 2006, the Company entered into a Sponsored Research Agreement with a researcher and a U.S. university in which the Company agreed to pay $100,000 per year for five years in exchange for research and certain patent rights. In October 2006, the Company agreed with Cantor and BGC that Cantor and BGC would pay 75% of all payments to be made by the Company in connection with the Sponsored Research Agreement, and that, to the extent, if any, that eSpeed makes any charitable contributions to the university, Cantor and BGC will make a proportional charitable contribution. In exchange for this agreement, the Company will retain nonexclusive license to all patents and patent applications resulting from the Sponsored Research Agreement within the field of fully electronic financial services, BGC will have a license to the patents and patent applications in all financial services fields other than fully electronic, and Cantor will have patent rights to all other patents and patent applications. The Company further agreed that in the event that the Company or Cantor grants a license to such technology in the field of fully electronic financial services, the Company and Cantor will each receive 50% of all revenue from any such license.

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

Restricted stock units granted to employees have historically vested one year from date of grant. Restricted stock units granted to employees during 2006 vest over a two-year period, with 67% vesting on the first anniversary date. Restricted stock units granted to each non-employee Board of Director on an annual basis, in consideration for services provided, vest one year from date of grant provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. In addition, restricted stock units received by each non-employee Board of Director for their appointment or initial election to the Board of Directors vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. The fair value of the restricted stock units is determined on the date of grant based on the market value of Class A common stock, and is recognized, net of the effect of estimated forfeitures, over the vesting period. The Company uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. At December 31, 2006, there was approximately $2.1 million of total unrecognized compensation cost related to unvested restricted stock units granted under the LT Plan to be recognized through 2010. Total compensation expense related to the restricted stock units before associated income taxes was approximately $1.5 million, $1.9 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The following table presents the assumptions that were used in the Black-Scholes option pricing model for the respective periods:

Year	Weighted Avg. Grant Date Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2006	$4.78	4.61%	6.05	52%	None
2005	$4.29	3.88%	4.21	58%	None
2004	$5.62	3.03%	3.42	57%	None

The following table provides further details relating to the Company’s stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$5.10 - $8.73	2,741,474	$5.54	5.4	2,414,937	$5.18
$8.74 - $15.40	5,889,011	12.26	7.3	5,036,190	12.85
$15.41 - $23.10	6,287,161	20.65	4.7	6,286,848	20.65
$23.11 - $30.80	146,351	26.37	4.4	146,351	26.37
$30.81- $77.00	100,885	42.55	3.5	100,885	42.55

	15,164,882	$14.86	5.8	13,985,211	$15.39

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

UBS failed to comply with the commitment condition for the period August 1, 2002 to July 31, 2003. Commencing September 18, 2003, the UBS agreement was renegotiated to facilitate UBS’s ability to meet the commitment condition going forward, and to provide for a revised acceleration schedule (the “Revised Agreement”). The Revised Agreement provides for acceleration of the right to purchase 125,000 Warrant Shares on October 1, 2003, of which warrants to purchase 75,000 shares of our Class A common stock were exercised by UBS in October 2003, and acceleration of the right to purchase the remaining 175,000 Warrant Shares in seven equal tranches of 25,000 shares each quarter, commencing with the quarter ending January 31, 2004, subject to the satisfaction by UBS of the revised commitment conditions set forth in the Revised Agreement. The Company has notified UBS that it failed to comply with the revised commitment conditions for each of the seven quarters commencing November 1, 2003 and ending July 31, 2005 and that it is not entitled to acceleration of the right to purchase any of the 175,000 Warrant Shares.

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

Total expense related to business partner warrants and non-employee securities before associated income taxes for the years ended December 31 was as follows:

	2006	2005	2004
	(in thousands)
UBS warrants	$—	$274	$469
Non-employee stock options	19	44	87
Freedom warrants	—	—	300

Total	$19	$318	$856

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

The following is a reconciliation of the basic and diluted earnings per share computations:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Net income	$4,652	$1,534	$24,986
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation	50,214	51,349	54,978
Diluted effect of:
Stock options	890	605	1,281
Restricted stock units	154	112	12
Business partner securities	—	—	47

Weighted average shares used in diluted computation	51,258	52,066	56,318
Earnings per share
Basic	$0.09	$0.03	$0.45

Diluted	$0.09	$0.03	$0.44

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

Transaction revenues by geographic area for the years ended December 31 were as follows:

	2006	2005	2004
	(in thousands)
Transaction revenues:
Europe	$29,129	$26,052	$30,215
Asia	3,059	1,874	2,028

Total Non Americas	32,188	27,926	32,243

Americas	68,551	74,798	98,761

Total	$100,739	$102,724	$131,004

Assets by geographic area at December 31 were as follows:

	2006	2005
	(in thousands)
Total assets:
Europe	$28,252	$29,715
Asia	1,240	1,336

Total Non Americas	29,492	31,051

Americas	263,581	249,883

Total	$293,073	$280,934

19. Selected Quarterly Data (unaudited)

The following table sets forth, by quarter, the Company’s unaudited statements of income data for the period from January 1, 2005 to December 31, 2006. Results of any period are not necessarily indicative of results for a full year.

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenues	$42,633	$38,934	$38,103	$45,013
Total expenses	39,146	39,585	38,839	39,496

Income before income taxes	3,487	(651)	(736)	5,517

Income tax (benefit) provision	1,442	(347)	(210)	2,080

Net income (loss)	$2,045	$(304)	$(526)	$3,437

Basic earnings (loss) per share	$0.04	$(0.01)	$(0.01)	$0.07
Diluted earnings (loss) per share	$0.04	$(0.01)	$(0.01)	$0.07

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenues	$38,577	$37,134	$38,470	$37,653
Total expenses	36,857	39,819	36,095	37,039

Income before income taxes	1,720	(2,685)	2,375	614

Income tax (benefit) provision	661	(1,066)	717	178

Net income (loss)	$1,059	$(1,619)	$1,658	$436

Basic earnings (loss) per share	$0.02	$(0.03)	$0.03	$0.01
Diluted earnings (loss) per share	$0.02	$(0.03)	$0.03	$0.01

20. Subsequent Events

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

21. Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2006, management became aware that certain revenues and expenses related to a portion of the development of related party software covered under the Company’s JSA with Cantor, required restatement. The Company had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. The Company has now concluded that some of these paid fees should have been deferred and recognized ratably over the future period which such software will be used to provide services to Cantor. The restatement correction reduces revenue from current periods, thereby creating a deferred revenue liability. The restatement also corrects the amortization expense that was recorded in connection with the determination of the period of benefit provided by the developed software.

Specifically, Software Solutions fees from related parties revenue has been restated to defer recognition over the period in which such fees are earned. Accordingly, the Company has restated its previously reported consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, and all related financial information and disclosures, as well as its interim financial data for all interim periods of 2006 and 2005.

The effects of the restatement are reflected in the table below. Additionally, the Consolidated Statements of Stockholders’ Equity reflect a decrease in the Company’s retained earnings of $1.5 million as of January 1, 2004. The restatement had no effect on net cash flows from operating, investing or financing activities as shown in the Consolidated Statements of Cash Flows.

December 31	2006		2005
(In thousands)	Previously Reported	Restated	Previously Reported	Restated
Consolidated Balance Sheets:
Fixed assets, net	57,207	57,443	58,291	58,291
Total assets	292,837	293,073	280,934	280,934
Accounts payable and accrued liabilities	25,836	24,129	19,649	17,591
Deferred income	4,075	8,114	7,593	12,010
Total liabilities	37,662	39,994	34,830	37,188
Retained earnings	17,521	15,425	14,631	12,273
Total Liabilities and Stockholders’ Equity	292,837	293,073	280,934	280,934

Year ended December 31	2006		2005		2004
(In thousands, except per share data)	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Income:
Software Solutions fees from related parties	30,445	30,822	25,818	24,709	18,642	17,432
Total revenue	164,306	164,683	152,943	151,834	166,509	165,299
Amortization of software development costs	24,047	23,811	20,134	20,093	16,235	16,310
Total operating expenses	157,302	157,066	149,851	149,810	124,202	124,277
Income before income taxes	7,004	7,617	3,092	2,024	42,307	41,022
Provision for Income Taxes	2,614	2,965	1,048	490	16,457	16,036
Net income	4,390	4,652	2,044	1,534	25,850	24,986

Basic earnings per share	$0.09	$0.09	$0.04	$0.03	$0.47	$0.45
Diluted Earnings per share	$0.09	$0.09	$0.04	$0.03	$0.46	$0.44

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As discussed in Note 21 of the Notes to the Consolidated Financial Statements, the Company has restated its previously issued consolidated financial statements for the years 2006, 2005, and 2004, and all related financial information and disclosures, as well as its interim financial data for all interim periods. The following Item 9A, Controls and Procedures, has been revised as a result of this restatement.

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As a result of the restatement discussed in Note 21 to our Consolidated Financial Statements, under the direction of the principal executive officer and principal financial officer, management re-evaluated the Company’s disclosure controls and procedures and concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective. As discussed below, a material weakness existed in our internal control over financial reporting with respect to controls over the proper application of generally accepted accounting principles for certain revenues and expenses related to a portion of the development of related party software covered under the JSA.

Management has been working diligently to remediate the material weakness by implementing a new critical accounting policy, recruiting additional qualified staff and expanding existing procedures and controls such as formal communication procedures with appropriate computer software development managers. We believe that the actions described in this paragraph will be effective in remediating the material weakness. However, we have not had sufficient time to observe or test the effectiveness of these actions in operation, and therefore are not yet in a position to conclude that the material weakness has been effectively remediated.

Management’s Annual Report on Internal Control Over Financial Reporting (as revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). eSpeed’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

In connection with the restatement discussed below, Management reassessed the effectiveness of eSpeed’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management has concluded that a material weakness in internal control over financial reporting existed related to controls over the proper application of generally accepted accounting principles for certain revenues and expenses related to a portion of the development of related party software covered under the JSA. As a result of this material weakness, management revised its earlier assessment and concluded that eSpeed’s internal control over financial reporting was not effective as of December 31, 2006.

eSpeed’s independent registered public accounting firm has issued a report on management’s revised assessment of eSpeed’s internal control over financial reporting which appears below.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

While we have taken various remedial steps to improve our internal control over financial reporting, management has not conducted an assessment of our internal control over financial reporting since we took those steps; nor have we requested or received from our independent registered public accounting firm a new report with respect to the effectiveness of our internal control over financial reporting as of any date subsequent to December 31, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

eSpeed, Inc.:

We have audited management’s assessment, included within this December 31, 2006 Form 10-K/A of eSpeed, Inc. and subsidiaries (the “Company”) at Item 9A under the heading “Management’s Report on Internal Control Over Financial Reporting” (as revised), that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in “Internal Control--Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 15, 2007 we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2006. As described in the following paragraph, the Company subsequently identified a material misstatement in its annual financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment: The Company did not design and implement controls necessary to provide reasonable assurance regarding the proper application of generally accepted accounting principles for certain revenues and expenses related to a portion of the development of related party software covered by the JSA. As a result of this material weakness, the Company’s accounting for software solution fees from related parties was not in accordance with generally accepted accounting principles and resulted in a restatement of previously reported consolidated financial statements for the years ended December 31, 2006, 2005, and 2004, as described in Note 21 to the consolidated financial statements. This deficiency was determined to be a material weakness due to the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006 (as restated), of the Company and this report does not affect our report on such restated financial statements.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 (as restated) of the Company and our report dated March 15, 2007 (August 21, 2007 as to Note 21) expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the restatement of the Company’s consolidated financial statements described in Note 21.

/s/ Deloitte & Touche LLP

New York, New York

March 15, 2007 (August 21, 2007 as to the effects of the material weakness discussed in Management’s Annual Report on Internal Control over Financial Reporting (as revised))

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information as of March 13, 2007 regarding our directors and executive officers.

Name	Age	Title
Howard W. Lutnick	45	Chairman of the Board, Chief Executive Officer and President
Lee M. Amaitis	56	Vice Chairman, Director
Stephen M. Merkel	48	Executive Vice President, General Counsel, Secretary
Paul Saltzman	45	Chief Operating Officer
Frank V. Saracino	40	Interim Chief Accounting Officer
John H. Dalton	64	Director (1)(2)
Barry M. Gosin	56	Director (1)(2)
Barry R. Sloane	51	Director (1)(2)
Albert M. Weis	79	Director (1)(2)

(1)	Non-employee director
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

Base salaries for the following year are set for our executive officers at the year-end meetings of our Compensation Committee. At these meetings, our Compensation Committee also approves the incentive bonuses and any ad hoc bonuses for executive officers and grants restricted stock units or stock option awards to our executive officers. At the year-end Compensation Committee meetings, the Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to our executive officers. Such executive officers are not present at the time of these deliberations. The Chief Executive Officer also makes recommendations with respect to his own compensation, in conjunction with the Chairman of the Compensation Committee. The Compensation Committee deliberates on compensation decisions of all executive officers other than the Chief Executive Officer in the presence of the Chief Executive Officer and separately in executive session as to all executive officers, including the Chief Executive Officer. The Compensation Committee may accept or adjust such recommendations and makes the sole determination of the compensation of all of our executive officers.

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

Our policy for allocating between currently paid and long-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and our stockholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of bonus compensation to reward superior performance against specific short-term goals or in the discretion of the Compensation Committee. We provide equity compensation to reward superior performance against specific objectives and long-term strategic goals and to assist in retaining executive officers and aligning the interests of eSpeed and its stockholders. Our compensation package for 2006 was weighted approximately 95% in cash compensation and 5% equity compensation for Messrs. Saltzman, Merkel and Saracino. With respect to Mr. Lutnick, his compensation package for 2006 consisted of 23% in cash compensation and 77% equity compensation, as determined based on a $5 million valuation of Mr. Lutnick’s 2006 options using the Black-Scholes method. As indicated below, Messrs. Foley and Amaitis did not receive an equity component to their 2006 compensation.

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

Bonuses Awarded in 2006

In its discretion, our Compensation Committee awarded cash bonuses for 2006 based upon achievement of all three identified goals established in the first quarter of 2006. With such corporate performance goals having been met, variations in bonus awards for each executive officer were based further on individual performance goals identified by our Chief Executive Officer. In addition, the Compensation Committee considered several factors in establishing bonus awards for executive officers for 2006, including pay practices of our peer group identified in our proxy statement performance graph and otherwise, individual performance level, changes in pre-tax operating earnings per share from the prior year, contributions toward achievement of strategic goals and our overall financial and operating results. Specifically, Mr. Saltzman’s bonus was based in part on development of particular customer relationships and achievements in market position. Mr. Lutnick’s bonus was determined based on peer group pay practices, performance level, contribution towards achievement of strategic goals and overall operating results. In 2006, incentive bonuses for executive officers ranged from 20% to 46% of the overall cash compensation paid to such executive officers. Mr. Amaitis did not receive a bonus for 2006 in light of his reduced time commitment to eSpeed as compared to our affiliated voice-broker, BGC.

We believe that from time to time employment agreements may be used to attract and retain talented individuals which may need assurances of longer term employment. In 2004, we entered into employment agreement with Mr. Foley, our then-President, and Mr. Saltzman, our Chief Operating Officer, both of which expired on December 31, 2006. Mr. Saltzman’s employment agreement contained a guaranteed bonus of $200,000 which was paid in 2006 in addition to his $355,000 incentive bonus approved by the Compensation Committee. Mr. Foley’s employment agreement provided for a $600,000 bonus payment to be paid in the event that our pre-tax operating earnings per share for 2006 were at least 10% higher than 2005. The 2006 performance target contained in Mr. Foley’s employment agreement was not met in 2006 although Mr. Foley was awarded a $600,000 incentive bonus by the Compensation Committee since the other general 2006 performance criteria established for the executive officers by the Compensation Committee had been met. With respect to Mr. Saracino, he was named Interim Chief Accounting Officer in July, 2006, after the 2006 performance criteria for incentive bonuses had been established by the Compensation Committee. Since Mr. Saracino was accordingly not eligible for the Incentive Plan in 2006, he was awarded a discretionary bonus of $140,000 by the Compensation Committee for 2006.

Incentive Bonus Compensation Targets for 2007

In the first quarter of 2007, the Compensation Committee determined that the executive officers of eSpeed, including Howard Lutnick, Lee Amaitis, Stephen Merkel, Paul Saltzman and Frank Saracino, would be participating executive officers for 2007 in our Incentive Plan. The Compensation Committee used the same performance criteria for all executive officers and set 2007 bonus opportunities equal to the maximum amount allowed for each individual pursuant to the terms of the Incentive Plan, provided that (i) we achieve operating profits for 2007, as calculated on substantially the same basis as our 2006 earnings release, or (ii) we achieve improvement as compared to 2006 in gross revenues or total transaction volumes, in each case calculated on substantially the same basis as our 2006 earnings release. Also, subject to stockholder approval, the Compensation Committee increased the maximum amount payable to each executive under the Incentive Plan to $10 million. The Compensation Committee, in its sole and absolute discretion, retained the right to reduce the amount of any bonus payment based on any factors it determines, regardless of whether identified performance objectives have been achieved.

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

We intend that our Equity Plan be the primary vehicle for offering long-term equity incentives to reward our executive officers, including where the Compensation Committee pays out bonuses under the Incentive Plan in the form of equity interests under the Equity Plan. We also regard our equity award program as a key retention tool. This is a very important factor in our determination of the type of award to grant and the number of underlying shares that are granted in connection with that award. Because of the direct relationship between the value of an option and the market price of our common stock, we believe that granting stock options is one of the best methods of motivating the executive officers to manage our company in a manner that is consistent with the interests of our company and our stockholders. However, because of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to us to retain our executive officers and key employees, we realize that it is important that we utilize other forms of equity awards as and when we may deem necessary and our Compensation Committee retains the right to grant a combination of forms of equity awards to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of equity awards. The Compensation Committee has also granted authority to the Company’s Chief Executive Officer to grant options or restricted stock units to the non-executive officers of the Company. These options or restricted stock units are generally granted and priced on the same date and terms as the grants to executive officers.

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

Perquisites

We generally limit the perquisites that we make available to our executive officers. Our executives are provided with few benefits that are not otherwise available to all of our employees. In this regard it should be noted that we do not generally provide pension arrangements, post-retirement health coverage, or similar benefits for our executive officers or employees. While we do not view perquisites as a significant element of our comprehensive compensation structure, we do believe that from time to time they can be useful in attracting, motivating and retaining the executive talent for which we compete, especially for executive officers. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for our executive officers in appropriate circumstances and we may consider their use in the future. All present or future practices regarding perquisites will be subject to periodic review by our Compensation Committee.

In 2006, we did not provide material perquisites to any of our executive officers. We do offer medical, dental, life insurance and short-term disability to all employees on a non-discriminatory basis. Medical insurance premiums are charged to employees at varying levels based on total cash compensation and all of our executive officers were charged at the maximum contribution level in light of their compensation.

Post-Employment Compensation

Pension Benefits

We do not currently provide pension arrangements or post-retirement health coverage for our executive officers or employees, although we may consider such benefits in the future.

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

Cantor Partnership Grants

With the exception of our Interim Chief Accounting Officer, all of our executive officers are currently partners of Cantor and have a significant portion of their net worth directly invested in Cantor’s business. In addition to personal investments, during 2006, Cantor granted to certain eSpeed employees, including one of our executive officers, Mr. Saltzman, awards of partnership units in Cantor with a notional value of $1 million. The notional value of Mr. Saltzman’s award granted on August 7, 2006, was $350,000. The awarded Cantor partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination provided that the employee has not engaged in any competitive activity with Cantor, eSpeed or any of their affiliates prior to the date each payment is due. These partnership units contain restrictive covenants such as non-competitive clauses that provide us or have provided us with an important retention tool. Mr. Saltzman’s entitlement to such post-termination payments vests in six equal annual installments beginning July 1, 2007, provided that as of each such anniversary date Mr. Saltzman is still employed by the Company or one of its affiliates and has not breached this agreement. The other partnership units in Cantor were fully vested on date of grant.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) set forth in this Annual Report on Form 10-K/A with management of the Company and based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this Annual Report on Form 10-K/A.

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

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)(1)	(e) Grant Awards ($)(2)	(f) Option Awards ($))(3)	(g) Non-Equity Incentive Plan Compensation ($)(4)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)(5)	(j) Total ($)
Howard W. Lutnick, Chairman of the Board, Chief Executive Officer and President	2006	1,000,000		—	146,793	500,000	—	3,000	1,649,793
Frank V. Saracino, Interim Chief Accounting Officer (Principal Financial and Accounting Officer)(6)	2006	160,000	140,000	278	—	—	—	—	300,278
Lee M. Amaitis, Vice Chairman	2006	250,000	—	—	—	—	—	—	250,000
Stephen M. Merkel, Executive Vice President, General Counsel and Secretary	2006	600,000		1,389	—	150,000	—	3,000	754,389
Paul Saltzman, Chief Operating Officer	2006	747,917	200,000	20,446	—	355,000	—	—	1,323,363
Kevin Foley, Former President(7)	2006	900,000	—	—	—	600,000	—	3,000	1,503,000
Jay Ryan, Former Chief Financial Officer(8)	2006	112,792	—	—	—	—	—	—	112,792

(1)	Mr. Saracino received a discretionary bonus of $140,000 because he was not eligible to receive a bonus under the Incentive Plan. Mr. Saltzman received an annual bonus of $200,000 pursuant to his employment agreement.
(2)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123R of restricted stock unit awards pursuant to the Equity Plan and thus may include amounts from awards granted in and prior to 2006. In addition, Mr. Saltzman’s dollar amount recognized for financial statement reporting purposes the dollar amount recognized for awards of partnership units in Cantor granted by Cantor. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. More information with respect the calculation of these amounts are included in footnote 14 to our audited financial statements for the year ended December 31, 2006, included in this Form 10-K/A. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the executive officers.
(3)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123R, of awards pursuant to the Equity Plan and thus may include amounts from awards granted in and prior to 2006. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. More information with respect to the calculations of these amounts is included in footnote 14 to our audited financial statements for the year ended December 31, 2006, included in this Form 10-K/A. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the executive officers.
(4)	The amounts in column (g) reflect the cash awards to the named individuals under the eSpeed Incentive Plan, which is discussed in further detail under the heading “Incentive Bonus Compensation”.

(5)	The amount shown in column (i) reflects for each executive officer matching contributions by the Company under its 401(k) Plan and paid in shares of Class A common stock.
(6)	Mr. Saracino was appointed Interim Chief Accounting Officer on July 19, 2006.
(7)	Mr. Foley relinquished his role as President of eSpeed on January 1, 2007.
(8)	Mr. Ryan resigned on May 16, 2006. If Mr. Ryan remained employed by us as of December 31, 2006, he would have been considered an executive officer.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the executive officers with respect to the year ended December 31, 2006:

Grants of Plan-Based Awards for the Year Ended December 31, 2006

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)		(l)
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Howard W. Lutnick	08/22/06 12/15/06 —	— — —	— — —	— — 5,000,000	— — —	— — —	— — —	— — —	250,000 800,000 —	$ $	8.42 8.80 —	$ $	1,170,100 3,851,680 —
Frank V. Saracino(4)	12/15/06	—	—	—	—	—	—	1,136	—		—		$10,000
Lee M. Amaitis	—	—	—	5,000,000	—	—	—	—	—		—		—
Stephen M. Merkel	12/15/06 —	— —	— —	— 5,000,000	— —	— —	— —	5,681 —	— —		— —		$50,000
Paul Saltzman	12/15/06 —	— —	— —	— 5,000,000	— —	— —	— —	5,681 —	— —		— —		$50,000 —
Kevin Foley	—	—	—	5,000,000	—	—	—	—	—		—		—
Jay Ryan	—	—	—	—	—	—	—	—	—		—		—

(1)	The amounts shown in column (e) reflect the maximum payment under our Incentive Plan. During 2006, there were no specific minimum and target levels under our Incentive Plan. The $5 million maximum amount is the maximum annual amount available for payment to any one executive officer under the Incentive Plan, and members of our Compensation Committee retain negative discretion to award less than this amount even if the performance criteria is met.
(2)	The amounts shown in column (i) reflect the number of restricted stock units granted to each executive officer pursuant to our Equity Plan. The amount for Mr. Saltzman does not include $350,000 of partnership units in Cantor granted by Cantor on August 7, 2006. More information with respect to the partnership units is included in footnote 14 to our audited financial statements for the year ended December 31, 2006, included in this Form 10-K/A.
(3)	More information used in the calculations of these amounts is included in footnote 14 to our audited financial statements for the year ended December 31, 2006, included in this Form 10-KA. In addition, the amount for Mr. Saltzman does not include $350,000 of partnership units in Cantor granted by Cantor having a fair value at the date of grant of $119,432.
(4)	Mr. Saracino was not eligible to participate in our Incentive Plan during 2006.

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options and restricted stock units that had not vested for each of the executive officers as of December 31, 2006:

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

In addition to the cash compensation described above, under our current policy, upon the appointment or initial election of an non-employee director, at the option of such non-employee director, we issue to each non-employee director either (i) restricted stock units equal to the value of shares of our Class A common stock that could be purchased for $70,000 at the closing price of such Class A common stock on the trading date of the appointment or initial election of an non-employee director (rounded down to the next whole share) or (ii) options having an equivalent value, based on a Black-Scholes formula, of shares of our Class A common stock that could be purchased for $70,000 at the closing price of such Class A common stock on the trading date of such meeting (rounded down to the next whole share). These restricted stock units issued upon the appointment or initial election of a non-employee director vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. These options issued upon the appointment or initial election of an non-employee director vest equally on each of the first two anniversaries of the grant date, provided that the optionee is still an non-employee director of our Board at the opening of business on such date.

We also grant to each non-employee director on an annual basis, in consideration for services provided, at the option of such non-employee director, either (i) restricted stock units equal to the value of shares of our Class A common stock that could be purchased for $35,000 at the closing price of such Class A common stock on the trading date immediately preceding the date of such meeting (rounded down to the next whole share) or (ii) options having an equivalent value, based on a Black-Scholes formula, of shares of our Class A common stock that could be purchased for $35,000 at the closing price of such Class A common stock on the trading date of such meeting (rounded down to the next whole share). These restricted stock units granted on an annual basis vest on the first anniversary of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. These options granted on an annual basis vest on the first anniversary of the grant date, provided that the optionee is still a non-employee director of our Board at the opening of business on such date.

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

The table below summarizes the compensation paid by the company to non-employee directors for the year ended December 31, 2006.

Director Compensation for the Year Ended December 31, 2006

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Albert M. Weis Director	85,000	—	17,757	—	—	—	102,757
John H. Dalton Director	60,000	—	17,757	—	—	—	77,757
Barry Sloane Director	39,000	9,479	—	—	—	—	48,479
Henry Morris Former Director	82,000	—	10,905	—	—	—	92,905

(1)	Howard Lutnick, the Company’s Chairman of the Board, Chief Executive Officer and President, and Lee Amaitis, the Company’s Vice Chairman, are not included in this table as they are employees of the Company and thus receive no compensation for their services as Directors. The compensation received by Messrs. Lutnick and Amaitis as employees of the Company is shown in the Summary Compensation Table.
(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123R, and thus may include amounts from awards granted in and prior to 2006. In 2006, the fair value of the stock awards granted to each director was as follows: Albert M. Weis: none; John H. Dalton: none; Barry R. Sloane: $70,000; and Henry Morris: none. For more information used in the calculations of these amounts see footnote 14 to our audited financial statements for the year ended December 31, 2006, included in this Form 10-K/A. As of December 31, 2006, each Director has the following number of restricted stock units outstanding: Albert M. Weis: none; John H. Dalton: none; Barry R. Sloane: 8,139; and Henry Morris: none.
(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123R, and thus includes amounts from options granted in and prior to 2006. As of December 31, 2006, each director had the following number of options outstanding: Albert M. Weis: 67,534; John H. Dalton: 77,534; Barry R. Sloane: none; and Henry Morris: 60,000.
(4)	Mr. Sloane was initially appointed as a director on September 27, 2006.

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

Beneficial Ownership (1)
	Class A common stock				Class B common stock
Name	Shares		%		Shares		%
Howard W. Lutnick	29,979,177	(2)	52.0	%(3)	20,497,800	(4)	100%
Lee M. Amaitis	1,316,012	(5)	4.2	%(6)	—		—
Stephen M. Merkel	626,531	(7)	2.1	%(8)	—		—
Paul Saltzman	352,325	(9)	1.2	%(10)	—		—
Frank V. Saracino	7,500	(11)	*		—		—
John H. Dalton	64,700	(12)	*		—		—
Albert M. Weis	68,500	(13)	*		—		—
Barry R. Sloane	—		*		—		—
Barry M. Gosin	—		*		—		—
All directors and nominees and executive officers as a group (10 Person)(2)(4)(5)(7)(9) (11)(12)(13)	32,414,745		54.1	%(14)	20,497,800		100%

*	Less than 1%
(1)	Based upon information supplied by directors, nominees and executive officers, and filings under Sections 13 and 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Consists of (1) 7,206,250 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007, (2) 751,310 shares of Class A common stock held by Cantor Fitzgerald, L.P., (“CFLP”), (3) 20,449,055 shares of Class B common stock held by CFLP, (4) 388,812 shares of Class A common stock held by CF Group Management, Inc., (“CFGM”), (5) 48,745 shares of Class B common stock held by CFGM, (6) 955,673 shares of Class A common stock held directly by Mr. Lutnick, (7) 3,743 shares of Class A common stock held in Mr. Lutnick’s 401(k) account and (8) 175,589 shares of Class A common stock held by a trust for the benefit of descendants of Mr. Lutnick, of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees. CFGM is the managing general partner of CFLP, and Mr. Lutnick is the President and sole stockholder of CFGM.
(3)	Percentage based on (1) 29,929,946 shares of Class A common stock outstanding on March 13, 2007, (2) 20,497,800 shares of Class A common stock acquirable upon conversion of 20,497,800 shares of Class B common stock and (3) 7,206,250 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007.
(4)	Consists of (1) 20,449,055 shares of Class B common stock held by CFLP and (2) 48,745 shares of Class B common stock held by CFGM.
(5)	Consists of (1) 1,212,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007 and (2) 103,512 shares of Class A common stock held directly by Mr. Amaitis.

(6)	Percentage based on (1) 29,929,946 shares of Class A common stock outstanding on March 13, 2007 and (2) 1,212,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007.
(7)	Consists of (1) 610,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007, (2) 10,907 shares of Class A common stock held directly by Mr. Merkel, (3) 3,374 shares of Class A common stock held in Mr. Merkel’s 401(k) account and (4) 2,250 shares of Class A common stock beneficially owned by Mr. Merkel’s spouse.
(8)	Percentage based on (1) 29,929,946 shares of Class A common stock outstanding on March 13, 2007 and (2) 610,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007.
(9)	Consists of (1) 350,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007, (2) 2,200 shares of Class A common stock held directly by Mr. Saltzman and (3) 125 shares of Class A common stock, of which are beneficially owned by Mr. Saltzman’s child.
(10)	Percentage based on (1) 29,929,946 shares of Class A common stock outstanding on March 13, 2007 and (2) 350,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007.
(11)	Consists of 7,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007.
(12)	Consists of (1) 62,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007 and (2) 2,200 shares of Class A common stock held directly by Mr. Dalton.
(13)	Consists of (1) 52,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007, (2) 9,000 shares of Class A common stock held directly by Mr. Weis and (3) 7,000 shares of Class A common stock, of which 1,000 shares are beneficially owned by Mr. Weis’ spouse, 4,000 shares are held in trust for Mr. Weis’ children and 2,000 shares are beneficially owned by Mr. Weis’ children.
(14)	Percentage based on (1) 29,929,946 shares of Class A common stock outstanding on March 13, 2007, (2) 20,497,800 shares of Class A common stock acquirable upon conversion of 20,497,800 shares of Class B common stock and (3) 9,501,250 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 13, 2007.

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

Beneficial Ownership

	Class A common stock		Class B common stock
Name	Shares	%	Shares	%
Cantor Fitzgerald, L.P	21,200,365(1)	42.0%(2)	20,449,055	99.8(3)

CF Group Management, Inc	21,637,922(4)	42.9%(5)	20,497,800(6)	100.0(3)

Chapman Capital, L.L.C	2,775,260(7)	9.3%(8)	—	—

Downtown Associates, L.L.C	2,764,300(9)	9.2%(10)	—	—

(1)	Consists of (1) 751,310 shares of Class A common stock and (2) 20,449,055 shares of Class B common stock.
(2)	Percentage based on 29,930,696 shares of Class A common stock outstanding on March 13, 2007 and 20,497,800 shares of Class A common stock acquirable upon conversion of 20,497,800 shares of Class B common stock.
(3)	Based on 20,497,800 shares of Class B common stock outstanding on March 13, 2007.
(4)	Consists of (1) 388,812 shares of Class A common stock held by CFGM, (2) 48,745 shares of Class B common stock held by CFGM, (3) 751,310 shares of Class A common stock held by CFLP and (4) 20,449,055 shares of Class B common stock held by CFLP. CFGM is the managing general partner of CFLP.
(5)	Percentage based on 29,930,696 shares of Class A common stock outstanding on March 13, 2007 and 20,497,800 shares of Class A common stock acquirable upon conversion of 20,497,800 shares of Class B common stock.
(6)	Consists of (1) 48,745 shares of Class B common stock held by CFGM and (2) 20,449,055 shares of Class B common stock held by CFLP. CFGM is the managing general partner of CFLP.
(7)	As set forth in a Schedule 13D reporting beneficial ownership as of March 13, 2007 filed on March 14, 2007. According to the Schedule 13D, the shares of Class A common stock are held by Chap-Cap Partners II Master Fund, Ltd., and Chap-Cap Activist Partners Master Fund, Ltd., Cayman Islands exempted companies (collectively, “the Funds”), Chapman Capital L.L.C., a Delaware limited liability company (“Chapman Capital”), and Robert L. Chapman, Jr., an individual. Chapman Capital is the investment manager and adviser to the Funds. The Funds directly own our Class A common stock and over which Chapman Capital may be deemed to have control by virtue of the authority granted by the Funds to vote and to dispose of securities held by the Funds. The business address of the Funds, Chapman Capital and Mr. Chapman is Pacific Corporate Towers, 222 N. Sepulveda Blvd., El Segundo, California 90245.
(8)	Percentage based on 29,930,696 shares of Class A common stock outstanding on March 13, 2007.
(9)	As set forth in a Schedule 13G (Amendment No. 2) reporting beneficial ownership as of December 31, 2006 filed on February 14, 2007. According to the Schedule 13G, the shares of Class A common stock are held by Downtown Associates I, L.P., Downtown Associates II, L.P., Downtown Associates III, L.P. and Downtown Associates V, L.P. (collectively referred to as the “Downtown Funds”). The general partner of the Downtown Funds is Downtown Associates, L.L.C. (the “General Partner”). Mr. Juvonen, as the Managing Member of the General Partner, has sole power to vote and direct the disposition of all shares of our Class A common stock held by the Downtown Funds. The business address of Mr. Juvonen, the General Partner and the Downtown Funds is c/o Downtown Associates, L.L.C., 674 Unionville Road, Suite 105, Kennett Square, Pennsylvania 19348.
(10)	Percentage based on 29,929,946 shares of Class A common stock outstanding on March 13, 2007.

Equity Compensation Plan Information as of December 31, 2006

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Amended and Restated 1999 Long-Term Incentive Plan (approved by security holders)	15,164,882	$14.82	3,335,118
Equity compensation plans not approved by security holders	—	—	—

Total	15,164,882	$14.82	3,335,118

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

REVENUE SHARING ARRANGEMENTS

Under the JSA, as well as under services agreements with BGC, Freedom and CO2e, we own and operate the electronic trading systems and are responsible for providing electronic brokerage services, and BGC, Freedom, and CO2e, provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions in U.S. Treasuries, we receive 65% of the transaction revenues and Cantor, BGC or Freedom receives 35% of the transaction revenues. For a four year period beginning on July 1, 2006, the 65%/35% revenue share between eSpeed and Freedom is paid on net transaction revenues, which are calculated after deductions of all electronic business-related broker commission payments (up to a 45% broker payout). With respect to other fully electronic transactions, the following provisions are applicable:

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

SOFTWARE SOLUTIONS SERVICES

We provide to Cantor, Freedom, BGC and CO2e, Software Solutions services, including (1) systems administration; (2) internal network support; (3) support and procurement for desktops of end-user equipment; (4) operations and disaster recovery services; (5) voice and data communications; (6) support and development of systems for clearance, settlement and other fulfillment services; (7) systems support for broker; (8) electronic applications systems and network support and development; and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, BGC and Freedom the actual direct and indirect costs, including overhead that we incur in performing these services. These services are provided to CO2e and to Cantor with respect to its gaming business at no additional cost other than the revenue sharing arrangement set forth above. With respect to Cantor’s gaming business, we have agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its request in exchange for payment by Cantor of all of the direct costs for such items.

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

Our relationships with Cantor and BGC may result in agreements that are between related parties. As a result, the prices charged to us or by us for services provided under agreements with Cantor or BGC may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be more or less favorable to us than those that we could have negotiated with third parties. However, transactions between us and Cantor, BGC and their affiliates are subject to the approval of, our Audit Committee, which is composed entirely of independent directors. In addition, Cantor and BGC and their affiliates can compete with us under certain circumstances.

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

(a)

Audit fees consisted of: (i) the audit of our consolidated financial statements included in our Annual Report on Form 10-K/A; (ii) reviews of the interim condensed consolidated financial statements included in our Quarterly Reports on Form 10-

Q; (iii) the audit of our Deferral Plan; and (iv) statutory and regulatory audits and other services related to SEC matters. Audit fees for 2006 and 2005 also include the audit of management’s report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

Exhibit Number	Description
2.1	Assignment and Assumption Agreement dated as of December 9, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH, LLC, Cantor Fitzgerald & Co. and eSpeed, Inc. (Incorporated by reference by Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

2.2	Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.1	Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No.333-87475)).

3.2	Second Amended and Restated By-Laws of eSpeed, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).

4.2	Warrants issued to Martin J. Wygod and a related trust. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.3	Warrant issued to Dynegy, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.4	Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.5	Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.6	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.7	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.8	Warrant Agreement, dated as of August 1, 2002 between eSpeed, Inc. and Deutsche Bank AG. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.9	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.10	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (Incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.3	Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed Markets, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.4	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the Investors named therein. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9	Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.10	Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.11	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.13	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.14+	Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com, LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.15+	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.16	Amended and Restated Joint Services Agreement, dated as of October 1, 2005, by and among Cantor Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.17	eSpeed 2003 Incentive Bonus Compensation Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18	Amended and Restated eSpeed, Inc. 1999 Long Term Incentive Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.19	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

21	List of subsidiaries of eSpeed, Inc

23	Consent of Deloitte & Touche LLP, independent auditors.

24	Powers of Attorney (included on signature page).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A for the fiscal year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22 day of August, 2007.

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

Signature	Capacity in Which Signed	Date

/s/ Howard W. Lutnick	Chairman of the Board,	August 22, 2007
Howard W. Lutnick	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Frank V. Saracino	Interim Chief Accounting Officer	August 22, 2007
Frank V. Saracino	(Principal Financial and Accounting Officer)

/s/ Lee M. Amaitis	Director	August 22, 2007
Lee M. Amaitis

/s/ John H. Dalton	Director	August 22, 2007
John H. Dalton

/s/ Barry M. Gosin	Director	August 22, 2007
Barry M. Gosin

/s/ Barry R. Sloane	Director	August 22, 2007
Barry R. Sloane

/s/ Albert M. Weis	Director	August 22, 2007
Albert M. Weis

EXHIBIT INDEX

Exhibit Number	Description
2.1	Assignment and Assumption Agreement dated as of December 9, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH, LLC, Cantor Fitzgerald & Co. and eSpeed, Inc. (Incorporated by reference by Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

2.2	Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.1	Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).

3.2	Second Amended and Restated By-Laws of eSpeed, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).

4.2	Warrants issued to Martin J. Wygod and a related trust. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.3	Warrant issued to Dynegy, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.4	Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.5	Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.6	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.7	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.8	Warrant Agreement, dated as of August 1, 2002 between eSpeed, Inc. and Deutsche Bank AG. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.9	Amended and Restated Warrant Agreement dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.10	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (Incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.3	Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed Markets, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.4	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the Investors named therein. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9	Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.10	Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.11	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.13	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.14+	Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com, LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.15+	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.16	Amended and Restated Joint Services Agreement, dated as of October 1, 2005, by and among Cantor Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.17	eSpeed 2003 Incentive Bonus Compensation Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18	Amended and Restated eSpeed, Inc. 1999 Long Term Incentive Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.19	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

21	List of subsidiaries of eSpeed, Inc

23	Consent of Deloitte & Touche LLP, independent auditors.

24	Powers of Attorney (included on signature page).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements