Form 10-Q/A
period 2007-03-31
ESPEED INC
filed 2007-08-23
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 7, 2007, the registrant had 29,940,151 shares of Class A common stock, $0.01 par value, and 20,497,800 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries

Quarterly Report on Form 10-Q/A

EXPLANATORY NOTE

Subsequent to the issuance of eSpeed, Inc. and subsidiaries (the “Company”) condensed consolidated financial statements for the three months ended March 31, 2007, management became aware that certain revenues and expenses related to a portion of the development of related party software covered under the Company’s Joint Services Agreement with Cantor Fitzgerald, L.P. (“Cantor”) required restatement. The Company had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. The Company has now concluded that some of these paid fees should have been deferred and recognized ratably over the future period when such software will be used to provide services to Cantor. The restatement correction reduces revenue from current periods, thereby creating a deferred revenue liability. The restatement also corrects the amortization expense that was recorded in connection with the determination of the period of benefit provided by the developed software. See Note 17, “Restatement,” of Notes to Condensed Consolidated Financial Statements for a detailed discussion of the effects of the restatement.

The Company is filing this Amendment to its Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (the “Amended Form 10-Q”) to reflect the restatement of the Company’s condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 and related financial information and disclosures originally filed with the Securities and Exchange Commission on Form 10-Q on May 10, 2007 (the “Original Filing”). This Amended Form 10-Q amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing. These Items have been amended to reflect the effects of the restatement and, unless otherwise indicated, have not been updated to reflect other events occurring after the filing of the Original Filing. Prior to the filing of this Amended Form 10-Q, the Company filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2006. The Company has not amended, and does not intend to amend, any of its other previously filed reports for the periods affected by the restatement. The Company’s previously issued financial statements included in those reports for the years ended December 31, 1999 through 2006 and for the quarter ended March 31, 2007 should no longer be relied upon.

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

eSpeed, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except per share data)

	March 31, 2007	December 31, 2006
	Restated
Assets	See Note 17
Cash and cash equivalents	$5,333	$21,838
Reverse repurchase agreements with related parties (Note 9)	187,231	166,009

Total cash and cash equivalents	192,564	187,847
Marketable securities	2,209	—
Fixed assets, net	57,528	57,443
Investments	7,802	7,780
Goodwill	12,184	12,184
Other intangible assets, net	6,203	6,949
Receivable from related parties (Note 10)	7,087	7,145
Other assets	12,286	13,725

Total assets	$297,863	$293,073

Liabilities and Stockholders’ Equity
Current liabilities:
Payable to related parties (Note 10)	$10,105	$7,751
Accounts payable and accrued liabilities	25,233	24,129

Total current liabilities	35,338	31,880

Deferred revenue	7,790	8,114

Total liabilities	43,128	39,994

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 200,000 shares authorized; 36,441 and 36,407 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	364	364
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 20,498 shares issued and outstanding at March 31, 2007 and December 31, 2006, convertible to Class A common stock	205	205
Additional paid-in capital	300,732	299,682
Treasury stock, at cost: 6,502 shares of Class A common stock at March 31, 2007 and December 31, 2006	(62,597)	(62,597)
Retained earnings	16,051	15,425
Accumulated other comprehensive loss	(20)	—

Total stockholders’ equity	254,735	253,079

Total liabilities and stockholders’ equity	$297,863	$293,073

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
	Restated	Restated
	See Note 17
Revenues:
Transaction revenues
Fully electronic transactions with related parties (Note 10)	$16,440	$15,681
Fully electronic transactions with unrelated parties	1,506	1,038

Total fully electronic transactions	17,946	16,719
Voice-assisted brokerage transactions with related parties (Note 10)	6,974	7,255
Screen-assisted open outcry transactions with related parties (Note 10)	1,732	1,426

Total transaction revenues	26,652	25,400
Software Solutions fees from related parties (Note 10)	8,945	7,572
Software Solutions and licensing fees from unrelated parties	3,564	3,799
Insurance recovery from related parties (Note 3)	—	3,500
Interest income	2,473	2,362

Total revenues	41,634	42,633

Expenses:
Compensation and employee benefits	14,166	13,858
Occupancy and equipment:
Amortization of software development costs and other intangible assets	5,525	6,895
Other occupancy and equipment	9,377	8,633
Administrative fees to related parties (Note 10)	3,521	3,427
Professional and consulting fees	2,895	1,910
Communications and client networks	2,103	2,027
Marketing	226	332
Amortization of non-employee securities	—	19
Other expenses	2,439	2,045

Total operating expenses	40,252	39,146

Income before income taxes	1,382	3,487

Provision for income taxes	546	1,442

Net income	$836	$2,045

Per share data:
Basic earnings per share	$0.02	$0.04

Diluted earnings per share	$0.02	$0.04

Basic weighted average shares of common stock outstanding	50,423	50,077

Diluted weighted average shares of common stock outstanding	51,441	51,137

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. & Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
	Restated	Restated
Cash flows from operating activities:	See Note 17
Net income	$836	$2,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,423	9,850
Gain on insurance recovery from related parties (Note 3)	—	(3,500)
Equity in net income of unconsolidated investments	(22)	(22)
Deferred income tax expense	517	1,134
Stock-based compensation	794	573
Tax benefit from stock-based compensation	22	69
Excess tax benefit from stock-based compensation	(14)	(47)
Recognition of deferred revenue	(1,152)	(897)
Changes in operating assets and liabilities:
Receivable from related parties (Note 10)	58	(608)
Other assets	193	(3,111)
Payable to related parties (Note 10)	2,355	(2,264)
Accounts payable and accrued liabilities	887	1,121
Deferred revenue	828	712

Net cash provided by operating activities	13,725	5,055

Cash flows used in investing activities:
Purchase of fixed assets	(1,205)	(2,105)
Purchase of marketable securities	(2,229)	—
Capitalization of software development costs	(6,197)	(4,185)
Capitalization of patent defense and registration costs	(435)	(241)
Decrease in restricted cash	1,322	—

Net cash used in investing activities	(8,744)	(6,531)

Cash flows (used in) provided by financing activities:
Repurchase of Class A common stock	(373)	—
Proceeds from exercises of stock options	95	241
Excess tax benefit from stock-based compensation	14	47

Net cash (used in) provided by financing activities	(264)	288

Net increase (decrease) in cash and cash equivalents	4,717	(1,188)

Cash and cash equivalents at beginning of period	21,838	37,070
Reverse repurchase agreements with related parties at beginning of period (Note 9)	166,009	141,365

Total cash and cash equivalents at beginning of period	187,847	178,435

Cash and cash equivalents at end of period	5,333	12,195
Reverse repurchase agreements with related parties at end of period (Note 9)	187,231	165,052

Total cash and cash equivalents at end of period	$192,564	$177,247

Supplemental cash information:
Cash paid for income taxes	$35	$16,655

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

It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Consolidated Statement of Financial Condition at December 31, 2006 as restated was derived from the audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

4. Fixed Assets, Net

Fixed assets, net as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Computer and communication equipment	$53,959	$53,305
Software, including software development costs	102,379	96,036
Leasehold improvements and other fixed assets	5,092	4,887

	161,430	154,228
Less: accumulated depreciation and amortization	(103,902)	(96,785)

Fixed assets, net	$57,528	$57,443

Depreciation expense was $2.9 million and $3.1 million for the three months ended March 31, 2007 and 2006, respectively. Depreciation is included in the accompanying Condensed Consolidated Statements of Income under the caption “Other occupancy and equipment”.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. During the three months ended March 31, 2007 and 2006, software development costs totaling $6.2. million and $4.2 million, respectively, were capitalized. For the three months ended March 31, 2007 and 2006, the Company’s Condensed Consolidated Statements of Income included $4.1 million and $5.0 million, respectively, in relation to the amortization of software development costs. The amortization of software development costs for the three months ended March 31, 2006 included approximately $1.2 million of accelerated amortization due to the anticipated early retirement of certain of the Company’s internally developed software which was replaced in the second quarter of 2006. There was no accelerated amortization for the three months ended March 31, 2007.

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

Other Assets

Other assets at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Licensing fees and other receivables	$7,552	$8,157
Pre-paid expenses	3,298	3,140
Restricted cash	807	2,129
Other assets	629	299

	$12,286	$13,725

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Deferred revenue	$1,475	$1,748
Current income tax payable	955	964
Deferred tax liability	2,480	1,963
Other taxes payable	1,449	2,564
Accrued professional fees	7,050	6,193
Accrued compensation	3,072	435
Bank overdraft	652	1,763
Other accrued liabilities	8,100	8,499

	$25,233	$24,129

7. Commitments and Contingencies

Commitments

There have been no significant changes in commitments from the matters described in the Notes to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K /A for the year ended December 31, 2006.

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

In addition to the matters discussed above, the Company is involved in other legal proceedings that have arisen in the ordinary course of business. None of the currently pending matters was expected to have a material adverse impact on the Company’s financial position but may be material to the Company’s results of operations or cash flows in a given period.

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

CO2e is to share with the Company 50% of the fully electronic revenues. With respect to (i) certain network access facilities services agreements and (ii) other circumstances in which Cantor refers network access facility services business to the Company, 60% of net revenues from such business would be paid to Cantor and 40% of such revenues would be paid to the Company. This revenue sharing arrangement will be made after deduction of all sales commissions, marketing, helpdesk, clearing and direct third party costs, including circuits and maintenance. With respect to private labeling of the eSpeed system to Cantor, the net revenues between eSpeed and Cantor with respect to such privately labeled businesses shall be shared 50% to eSpeed and 50% to Cantor for a period of four years from the date such customer begins trading. Thereafter, net revenues shall be shared 65% to the Company and 35% to Cantor. Net revenues shall be calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses shall not exceed 50% of such electronic revenues.

The Company is authorized to pay directly to BGC or Cantor brokers up to 10% of gross revenues on increased electronic trading on the eSpeed system by customers of such brokers in certain products. These payments are intended to provide incentive to voice brokers to encourage additional electronic trading on the eSpeed system by their customers and are solely in the discretion of management.

Effective October 1, 2005, the Company amended the Company’s arrangement with Cantor with respect to Cantor’s Gaming Businesses to allow Cantor to provide their own Gaming Development Services. With that, former eSpeed technical personnel who had been primarily engaged in providing Gaming Development services for Cantor’s Gaming Businesses were hired directly by Cantor. Consequently, the payment provisions in the JSA were amended to provide the Company a 12.5% share of the Gaming Transaction Revenues. In exchange for such revenue share, the Company will provide to Cantor all Gaming-related Ancillary IT services consistent with the Ancillary IT services as is currently provided by eSpeed, and all reasonable replacement Ancillary IT. Further, Cantor will reimburse eSpeed for 100% of all direct costs expended by eSpeed for additional items requested by Cantor, in writing, which are solely dedicated to Cantor’s Gaming Business. eSpeed shall also provide to Cantor access to its business and property, including property, technology, software, and hardware in order to engage in development with respect to the Gaming Business.

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

Under various services agreements, the Company has agreed to provide Cantor, BGC, Freedom and CO2e technology support services, including systems administration, internal network support, support and procurement for end-user desktops, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, BGC and Freedom the actual direct (compensation) and indirect costs (rent, maintenance, equipment and communications), of providing such services and receives payment on a monthly basis. The indirect costs are generally determined using head count as the basis for such charges. These services are provided to CO2e and to Cantor with respect to its Gaming Business at no additional cost other than the revenue sharing arrangement set forth above. Also, in connection with Cantor’s Gaming Business, the Company has agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its written request in exchange for payment by Cantor of all of the direct costs for such items.

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

Administrative Services Agreement

Under an Administrative Services Agreement, Cantor provides various administrative services to eSpeed, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct (compensation) and indirect costs (rent, maintenance, equipment and communications) of providing these services. The indirect costs are generally determined using head count as the basis for such charges. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months’ prior notice by either eSpeed or Cantor. eSpeed incurred administrative fees for such services during the three months ended March 31, 2007 and 2006 totaling $3.5 million and $3.4 million, respectively. Cantor is also authorized to provide these administrative services to the Aqua business and eSpeed is authorized to provide certain technology services.

The services provided under both the JSA and the Administrative Services Agreement are related party services because Cantor controls eSpeed. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if eSpeed did not obtain such services from Cantor. Management believes the allocation of such costs is reasonable.

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

In January 2007, the Company announced the formation of Aqua Equities (“Aqua”), an alternative electronic trading platform which will offer new pools of block liquidity to the global equities markets. Aqua will initially be 51% owned by Cantor and 49% owned by the Company. Both companies collectively will contribute financial, professional, and technology assets to the new venture, which will include all of the Company’s former equities order routing business. In April 2007, the Company received NASD certain approvals.

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

12. Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$836	$2,045
Other comprehensive loss – Change in available-for-sale-securities	(20)	—

Comprehensive income	$816	$2,045

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

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Net income	$836	$2,045
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation	50,423	50,077
Diluted effect of:
Stock options	867	897
Restricted stock units	151	163

Weighted average shares used in diluted computation	51,441	51,137
Earnings per share
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

For the three months ended March 31, 2007 and 2006, approximately 16.4 million and 16.1 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

15. Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At March 31, 2007, eSpeed Government Securities, Inc.’s liquid capital of $79,297,302 was in excess of minimum requirements by $79,272,302. Additionally, the Company’s subsidiary, eSpeed Securities, Inc., is subject to SEC broker-dealer regulation under Rule 17a-3 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2007, eSpeed Securities, Inc. had net capital of $46,791,570, which was $46,463,461 in excess of its required net capital, and eSpeed Securities, Inc.’s net capital ratio was .11 to 1.

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

Geographic information: The Company operates in the Americas (primarily in the U.S.), Europe and Asia. Revenue attribution for purposes of preparing geographic data is principally based upon the marketplace where the financial product is traded, which, as a result of regulatory jurisdiction constraints in most circumstances, is also representative of the location of the client generating the transaction resulting in commissionable revenue. The information that follows, in management’s judgment, provides a reasonable representation of the activities of each region at the dates and for the periods indicated.

Transaction revenues by geographic area were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Transaction revenues:
Europe	$7,624	$6,809
Asia	976	482

Total Non Americas	8,600	7,291

Americas	18,052	18,109

Total	$26,652	$25,400

Assets by geographic area were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Total assets:
Europe	$30,873	$28,252
Asia	1,204	1,240

Total Non Americas	32,077	29,492

Americas	265,786	263,581

Total	$297,863	$293,073

17. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2007, management became aware that certain revenues and expenses related to a portion of the development of related party software covered under the Company’s JSA, required restatement. The Company had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. The Company has now concluded that some of these paid fees should have been deferred and recognized ratably over the future period when such software will be used to provide services to Cantor. The restatement correction reduces revenue from current periods, thereby creating a deferred revenue liability. The restatement also corrects the amortization expense that was recorded in connection with the determination of the period of benefit provided by the developed software.

Specifically, Software Solutions fees from related parties revenue has been restated to defer recognition over the period in which such fees are earned. Accordingly, the Company has restated its previously reported condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 and all related financial information and disclosures.

The restatement had no effect on net cash flows from operating, investing or financing activities as shown in the Condensed Consolidated Statements of Cash Flows. The summary of the effects of the restatement is included in the table below.

March 31	2007
(In thousands)	Previously Reported	Restated
Condensed Consolidated Balance Sheets:
Fixed assets, net	$57,483	$57,528
Total assets	297,818	297,863
Accounts payable and accrued liabilities	26,890	25,233
Deferred revenue	3,971	7,790
Total liabilities	40,966	43,128
Retained earnings	18,168	16,051
Total Liabilities and Stockholders’ Equity	297,818	297,863

Three months ended March 31	2007		2006
(In thousands, except per share data)	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidated Statements of Income:
Software Solutions fees from related parties	$8,725	$8,945	$7,491	$7,572
Total revenue	41,414	41,634	42,552	42,633
Amortization of software development costs and other intangibles	5,334	5,525	6,890	6,895
Total operating expenses	40,061	40,252	39,141	39,146
Income before income taxes	1,353	1,382	3,411	3,487
Provision for Income Taxes	496	546	1,391	1,442
Net income	857	836	2,020	2,045

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

eSpeed, Inc. will be referred to as “eSpeed” and, together with its subsidiaries, as the “Company”, “we”, “us” or “our.” This discussion gives effect to the restatement discussed in Note 17 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q/A.

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

Discrepancies may also result from such factors as the ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services, to secure and maintain market share, to enter into marketing and strategic alliances, and other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities, and joint ventures, and the integration of any completed transactions, to hire new personnel, to expand the use of technology for screen-assisted, voice-assisted and fully electronic trading and to effectively manage any growth that may be achieved. Results are also subject to risks relating to the proposed merger and separation of the BGC businesses and the relationship between the various entities, financial reporting, accounting and internal control factors, including identification of material weaknesses in our internal controls, our ability to prepare historical and pro forma financial statements and reports in a timely manner, and other factors, including those that are discussed under “Risk Factors” in this Annual Report on Form 10-K/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2007 and BGC’s Registration Statement on Form S-1 filed with the SEC on February 8, 2007 (Registration No. 333-140531) to the extent applicable.

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

Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the quarter ended March 31, 2007, management became aware that certain revenues and expenses related to a portion of the development of related party software covered under the Company’s JSA, required restatement. The Company had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. The Company has now concluded that some of these paid fees should have been deferred and recognized ratably over the future period when such software will be used to provide services to Cantor. The restatement correction reduces revenue from current periods, thereby creating a deferred revenue liability. The restatement also corrects the amortization expense that was recorded in the connection with determination of the period of benefit provided by the developed software.

Specifically, Software Solutions fees from related parties revenue has been restated to defer recognition over the period in which such fees are earned. Accordingly, the company has restated its previously reported consolidated financial statements as of March 31, 2007 and 2006, and all related disclosures.

The restatement had no effect on net cash flows from operating, investing or financing activities as shown in the Consolidated Statements of Cash Flows. The summary of the effects of the restatement is included in the table below.

March 31	2007
(In thousands)	Previously Reported	Restated
Condensed Consolidated Balance Sheets:
Fixed assets, net	$57,483	$57,528
Total assets	297,818	297,863
Accounts payable and accrued liabilities	26,890	25,233
Deferred revenue	3,971	7,790
Total liabilities	40,966	43,128
Retained earnings	18,168	16,051
Total Liabilities and Stockholders’ Equity	297,818	297,863

Three months ended March 31	2007		2006
(In thousands, except per share data)	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidated Statements of Income:
Software Solutions fees from related parties	$8,725	$8,945	$7,491	$7,572
Total revenue	41,414	41,634	42,552	42,633
Amortization of software development costs and other intangibles	5,334	5,525	6,890	6,895
Total operating expenses	40,061	40,252	39,141	39,146
Income before income taxes	1,353	1,382	3,411	3,487
Provision for Income Taxes	496	546	1,391	1,442
Net income	857	836	2,020	2,045
Basic earnings per share	$0.02	$0.02	$0.04	$0.04
Diluted Earnings per share	$0.02	$0.02	$0.04	$0.04

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

For the first quarter of 2007, we had total revenues, total operating expenses, and net income of $41.6 million, $40.3 million and $0.8 million, respectively, compared with the first quarter of 2006 of $42.6 million, $39.1 million and $2.0 million, respectively. The changes in revenue were principally a result of a non-recurring $3.5 million of insurance recovery from related parties recognized during the first quarter of 2006 and the expiration of the Wagner Patent on February 20, 2007. Our revenues associated with the Wagner Patent decreased to $3.1 million during the first quarter of 2007 from $3.4 million during the first quarter of 2006. These decreases in revenue during the first quarter of 2007 were offset by first quarter 2007 revenue increases from fully electronic transactions with related parties and Software Solutions fees from related parties. Total operating expenses increased during the first quarter of 2007 primarily as a result of increased compensation, occupancy and professional and consulting costs, which were partially offset by first quarter 2006 accelerated amortization associated with the early retirement of certain internally developed software and lower first quarter 2007 amortization costs related to the Wagner Patent.

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2007, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K/A for the year ended December 31, 2006, for additional information relating to our use of estimates and other critical accounting policies.

Results of Operations

Revenues for the Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006. This data has been restated to reflect adjustments described in Note 17 to our condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q/A.

	Three Months Ended March 31, 2007	Percentage of Total Revenues	Three Months Ended March 31, 2006	Percentage of Total Revenues
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$16,440	39.5%	$15,681	36.8%
Fully electronic transactions with unrelated parties	1,506	3.6%	1,038	2.4%

Total fully electronic transaction revenues	17,946	43.1%	16,719	39.2%
Voice-assisted brokerage transactions with related parties	6,974	16.8%	7,255	17.0%
Screen-assisted open outcry transactions with related parties	1,732	4.2%	1,426	3.3%

Total transaction revenues	26,652	64.0%	25,400	59.6%
Software Solutions fees from related parties	8,945	21.5%	7,572	17.8%
Software Solutions and licensing fees from unrelated parties	3,564	8.6%	3,799	8.9%
Insurance recovery from related parties	—	—	3,500	8.2%
Interest income	2,473	5.9%	2,362	5.5%

Total revenues	$41,634	100.0%	$42,633	100.0%

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended March 31, 2007 were $8.9 million compared with $7.6 million during the comparable period in 2006. This increase resulted from an increase in eSpeed cost base combined with increased demand for our support services from Cantor and the continued growth of BGC.

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

Expenses for the Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006. This data has been restated to reflect adjustments described in Note 17 to our condensed consolidated financial statements included in Item 1 of Part I of this Form 10 Q/A.

	Three Months Ended March 31, 2007	Percentage of Total Expenses	Three Months Ended March 31, 2006	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$14,166	35.2%	$13,858	35.4%
Amortization of software development costs and other intangible assets	5,525	13.7%	6,895	17.6%
Other occupancy and equipment	9,377	23.3%	8,633	22.1%
Administrative fees to related parties	3,521	8.7%	3,427	8.8%
Professional and consulting fees	2,895	7.2%	1,910	4.9%
Communications and client networks	2,103	5.2%	2,027	5.2%
Marketing	226	0.6%	332	0.8%
Amortization of non-employee securities	—	—	19	0.0%
Other expenses	2,439	6.1%	2,045	5.2%

Total operating expenses	$40,252	100.0%	$39,146	100.0%

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

Amortization of software development costs and other intangible assets was $5.5 million for the three months ended March 31, 2007, a decrease of $1.4 million, or 20.3%, compared with $6.9 million during the comparable period in 2006. This decrease was primarily related to a $1.2 million accelerated amortization expense in 2006 related to the early retirement of certain internally developed software and the Wagner Patent expiration on February 20, 2007. During the three months ended March 31, 2007 and 2006, we recorded Wagner Patent and defense costs amortization of approximately $0.6 million and $1.1 million, respectively. In addition, amortization related to other intangible assets decreased offset by increased amortization of software development costs as a result of our continued investment in software development activities during the prior twelve months.

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

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	1Q06	2Q06	3Q06	4Q06	1Q07
Volume (in billions)
Fully Electronic Volume – Excluding New Products	8,957	10,235	9,381	9,813	11,809
Fully Electronic Volume – New Products	524	744	1,179	1,335	1,415

Total Fully Electronic Volume	9,481	10,979	10,560	11,148	13,224
Voice-Assisted Volume	8,093	8,618	8,217	7,933	8,884
Screen-Assisted Volume	5,295	5,583	5,898	6,111	7,486

Total Voice/Screen-Assisted Volume	13,388	14,201	14,115	14,044	16,370

Total Volume	22,869	25,180	24,675	25,192	29,594

Transaction Count (in thousands)
Fully Electronic Transactions – Excluding New Products	1,971	2,036	1,688	1,765	2,062
Fully Electronic Transactions – New Products	132	138	140	142	144

Total Fully Electronic Transactions	2,103	2,174	1,828	1,907	2,206

Voice-Assisted Transactions	228	202	184	178	201
Screen-Assisted Transactions	71	69	66	63	93

Total Voice/Screen-Assisted Volume	299	271	250	241	294

Total Transactions	2,402	2,445	2,078	2,148	2,500

Trading Days	62	63	63	62	62

U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$34,810	$33,688	$32,171	$30,742	$34,347
Average Daily U.S. Treasury Volume	$561	$535	$511	$496	$555

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

Operating Activities

During the three months ended March 31, 2007, our operating activities provided cash of $13.7 million compared with $5.1 million during the comparable period in 2006. For the three months ended March 31, 2007 compared with the three months ended March 31, 2006, net income decreased approximately $1.2 million. For the three months ended March 31, 2007, compared with the three months ended March 31, 2006, depreciation and amortization expense decreased by approximately $1.4 million as a result of the expiration of the Wagner Patent on February 20, 2007, accelerated amortization in 2006 due to the anticipated early retirement of certain internally developed software partially and lower depreciation expense. The change in other assets for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 was approximately $3.3 million, primarily due to increased receivables in the first quarter of 2006 related to the licensing of the Wagner Patent. The change in payable to related parties and receivable from related parties for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 was primarily due to the timing of payments.

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

1. Aggregate Contractual Obligations

As of March 31, 2007, there were no material changes to our aggregate contractual obligations, as detailed in our Annual Report on Form 10-K/A for the year ended December 31, 2006. We will continue to include our income tax liabilities in the “Contractual Obligations” table in our Annual Report on Form 10-K for the year ending December 31, 2007.

2. Off-Balance Sheet Arrangements

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

Evaluation of Disclosure Controls and Procedures

As discussed in Note 17 of Notes to Condensed Consolidated Financial Statements, the Company has restated its previously issued condensed consolidated financial statements for the three months ended March 31, 2007 and 2006, and all related financial information and disclosure periods. The following Item 4, Controls and Procedures, has been revised as a result of this restatement.

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As a result of the restatement discussed in Note 17 of Notes to our Condensed Consolidated Financial Statements, under the direction of the principal executive officer and principal financial officer, management re-evaluated the Company’s disclosure controls and procedures and concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective. As discussed below, a material weakness existed in our internal control over financial reporting with respect to controls over the proper application of generally accepted accounting principles for certain revenues and expenses related to a portion of the development of related party software covered under the JSA.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q/A for the quarter ended March 31, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc.
(Registrant)

/s/ Howard W. Lutnick
Howard W. Lutnick
Chairman of the Board, Chief Executive Officer and President

/s/ Frank V. Saracino
Frank V. Saracino
Interim Chief Accounting Officer

Date: August 22, 2007