Form 10-Q
period 2007-06-30
ESPEED INC
filed 2007-08-23
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 22, 2007, the registrant had 36,454,680 shares of Class A common stock, $0.01 par value, and 20,497,800 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

eSpeed, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except per share data)

	June 30, 2007	December 31, 2006

Assets
Cash and cash equivalents	$3,624	$21,838
Reverse repurchase agreements with related parties (Note 9)	184,897	166,009

Total cash and cash equivalents	188,521	187,847
Marketable securities	2,357	—
Fixed assets, net	53,064	57,443
Investments	9,012	7,780
Goodwill	12,184	12,184
Other intangible assets, net	5,981	6,949
Receivable from related parties (Note 10)	10,371	7,145
Other assets	12,732	13,725

Total assets	$294,222	$293,073

Liabilities and Stockholders’ Equity
Current liabilities:
Payable to related parties (Note 10)	$6,666	$7,751
Accounts payable and accrued liabilities	30,613	24,129

Total current liabilities	37,279	31,880
Deferred revenue	7,477	8,114

Total liabilities	44,756	39,994

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 200,000 shares authorized; 36,455 and 36,407 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	365	364
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 20,498 shares issued and outstanding at June 30, 2007 and December 31, 2006, convertible to Class A common stock	205	205
Additional paid-in capital	301,741	299,682
Treasury stock, at cost: 6,502 shares of Class A common stock at June 30, 2007 and December 31, 2006	(62,597)	(62,597)
Retained earnings	9,728	15,425
Accumulated other comprehensive income	24	—

Total stockholders’ equity	249,466	253,079

Total liabilities and stockholders’ equity	$294,222	$293,073

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2007	2006
		Restated Note 19
Revenues:
Transaction revenues
Fully electronic transactions with related parties (Note 10)	$15,721	$15,704
Fully electronic transactions with unrelated parties	300	1,601

Total fully electronic transactions	16,021	17,305
Voice-assisted brokerage transactions with related parties (Note 10)	6,805	6,648
Screen-assisted open outcry transactions with related parties (Note 10)	2,070	1,438

Total transaction revenues	24,896	25,391
Software Solutions fees from related parties (Note 10)	8,746	7,878
Software Solutions and licensing fees from unrelated parties	2,778	3,572
Interest income	2,537	2,093

Total revenues	38,957	38,934

Expenses:
Compensation and employee benefits	15,046	12,372
Occupancy and equipment:
Amortization of software development costs and other intangible assets	4,846	5,492
Other occupancy and equipment	9,029	11,646
Administrative fees to related parties (Note 10)	3,464	3,670
Professional and consulting fees	4,111	2,225
Impairment of long-lived assets	4,010	—
Communications and client networks	2,185	2,000
Marketing	230	265
Acquisition related costs	3,707	—
Other expenses	2,433	1,915

Total operating expenses	49,061	39,585

Loss before income taxes	(10,104)	(651)

Income tax benefit	(3,782)	(347)

Net loss	$(6,322)	$(304)

Per share data:
Basic loss per share	$(0.13)	$(0.01)

Diluted loss per share	$(0.13)	$(0.01)

Basic weighted average shares of common stock outstanding	50,448	50,142

Diluted weighted average shares of common stock outstanding	50,448	50,142

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2007	2006
		Restated Note 19
Revenues:
Transaction revenues
Fully electronic transactions with related parties (Note 10)	$32,161	$31,385
Fully electronic transactions with unrelated parties	1,806	2,639

Total fully electronic transactions	33,967	34,024
Voice-assisted brokerage transactions with related parties (Note 10)	13,779	13,903
Screen-assisted open outcry transactions with related parties (Note 10)	3,802	2,864

Total transaction revenues	51,548	50,791
Software Solutions fees from related parties (Note 10)	17,691	15,450
Software Solutions and licensing fees from unrelated parties	6,342	7,371
Insurance recovery from related parties (Note 3)	—	3,500
Interest income	5,010	4,455

Total revenues	80,591	81,567

Expenses:
Compensation and employee benefits	29,212	26,230
Occupancy and equipment:
Amortization of software development costs and other intangible assets	10,371	12,387
Other occupancy and equipment	18,406	20,279
Administrative fees to related parties (Note 10)	6,985	7,097
Professional and consulting fees	7,006	4,135

Impairment of long-lived assets	4,010	—
Communications and client networks	4,288	4,027
Marketing	456	597
Amortization of non-employee securities	—	19
Acquisition related costs	3,707	—
Other expenses	4,872	3,960

Total operating expenses	89,313	78,731

(Loss) income before income taxes	(8,722)	2,836

Income tax (benefit) provision	(3,236)	1,095

Net (loss) income	$(5,486)	$1,741

Per share data:
Basic (loss) earnings per share	$(0.11)	$0.03

Diluted (loss) earnings per share	$(0.11)	$0.03

Basic weighted average shares of common stock outstanding	50,435	50,207

Diluted weighted average shares of common stock outstanding	50,435	51,150

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. & Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
		Restated Note 19
Cash flows from operating activities:

Net (loss) income	$(5,486)	$1,741
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,342	18,723
Impairment of capitalized software costs	4,010
Gain on insurance recovery from related parties (Note 3)	—	(3,500)
Equity in net loss of unconsolidated investments	103	(45)
Deferred income tax expense	(3,481)	(538)
Stock-based compensation	1,698	1,082
Tax benefit from stock-based compensation	44	93
Excess tax benefit from stock-based compensation	(49)	(39)
Recognition of deferred revenue	(2,359)	(1,849)

Changes in operating assets and liabilities:
Receivable from related parties (Note 10)	(3,226)	(4,676)
Other assets	(834)	(7,230)
Payable to related parties (Note 10)	(1,085)	(3,489)
Accounts payable and accrued liabilities	10,279	7,510
Deferred revenue	1,722	1,578

Net cash provided by operating activities	17,678	9,361

Cash flows used in investing activities:
Purchase of fixed assets	(3,222)	(4,668)
Purchase of marketable securities	(2,334)	—
Capitalization of software development costs	(11,600)	(8,300)
Insurance proceeds from related parties (Note 3)	—	3,500
Capitalization of patent defense and registration costs	(766)	(575)
Decrease in restricted cash	1,827	—
Purchase of investment	(750)	—

Net cash used in investing activities	(16,845)	(10,043)

Cash flows (used in) provided by financing activities:
Repurchase of Class A common stock	(373)	—
Proceeds from exercises of stock options	165	369
Excess tax benefit from stock-based compensation	49	39

Net cash (used in) provided by financing activities	(159)	408

Net increase (decrease) in cash and cash equivalents	674	(274)

Cash and cash equivalents at beginning of period	21,838	37,070
Reverse repurchase agreements with related parties at beginning of period (Note 9)	166,009	141,365

Total cash and cash equivalents at beginning of period	187,847	178,435

Cash and cash equivalents at end of period	3,624	37,495
Reverse repurchase agreements with related parties at end of period (Note 9)	184,897	140,666

Total cash and cash equivalents at end of period	$188,521	$178,161

Supplemental cash information—
Cash paid for income taxes	$35	$99

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

The Company’s Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the Company’s opinion, these Condensed Consolidated Financial Statements include all normal recurring adjustments that the Company believes are necessary to fairly state its financial position, operating results and cash flows. These Condensed Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has more than a 50% equity ownership. See Note 8, for Investments Accounted under the equity method.

It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Consolidated Statement of Financial Condition at December 31, 2006, as restated, was derived from the audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

At the FIN 48 adoption date of January 1, 2007, the Company had $1.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recorded a cumulative effect adjustment of $0.2 million as a decrease to its January 1, 2007 retained earnings for the accrued interest expense on the unrecognized tax benefit. The Company recognizes interest and penalties related to uncertain tax positions as an accrued expense. At June 30, 2007, the Company had $1.7 million of unrecognized tax benefits. During the second quarter of 2007, the Company expensed less than $0.1 million of interest expense related to the unrecognized tax benefit. As of June 30, 2007, the Company had approximately $0.3 million of accrued interest related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state/local or non-U.S. income tax examination by tax authorities for years prior to 2003, 1999 and 2000, respectively.

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

4.	Fixed Assets, Net

Fixed assets, net as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Computer and communication equipment	$49,372	$53,305
Software, including software development costs	99,670	96,036
Leasehold improvements and other fixed assets	5,671	4,887

	154,713	154,228
Less: accumulated depreciation and amortization	(101,649)	(96,785)

Fixed assets, net	$53,064	$57,443

Depreciation expense was $3.1 million and $3.2 million for the three months ended June 30, 2007 and 2006, respectively. Depreciation expense was $6.0 million and $6.3 million for the six months ended June 30, 2007 and 2006, respectively. Depreciation is included in the accompanying Condensed Consolidated Statements of Operations under the caption “Other occupancy and equipment”.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. During the three months ended June 30, 2007 and 2006, software development costs totaling $5.4 million and $4.1 million, respectively, were capitalized. During the six months ended June 30, 2007 and 2006, software development costs totaling $11.6 and $8.3 million, respectively, were capitalized. For the three months ended June 30, 2007 and 2006, the Company’s Condensed Consolidated Statements of Operations included $4.4 million and $3.7 million, respectively, in relation to the amortization of software development costs. For the six months ended June 30, 2007 and 2006, the Company’s Condensed Consolidated Statements of Operations included $8.7 million and $8.8 million, respectively, in relation to the amortization of software development costs. The amortization of software development costs for the three and six months ended June 30, 2006 included approximately $0 and $1.2 million of accelerated amortization due to the anticipated early retirement of certain of the Company’s internally developed software which was replaced in the second quarter of 2006. There was no accelerated amortization for the three and six months ended June 30, 2007.

Impairment charges of $4.0 million were recorded during the six months ended June 30, 2007 primarily related to discarded software development. Impairment charges related to fixed assets are recorded under the caption “Impairment of long-lived assets” in the accompanying Consolidated Statements of Operations.

5.	Other Intangible Assets, Net

Other intangible assets, net as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Patents, including capitalized legal costs	$31,737	$(28,553)	$3,184	$30,970	$(27,102)	$3,868
Acquired intangibles:
Existing technology	2,832	(1,535)	1,297	2,832	(1,251)	1,581
Customer contracts	412	(412)	—	412	(412)	—

Total intangible assets subject to amortization	$34,981	$(30,500)	$4,481	$34,214	$(28,765)	$5,449

Horizon license	1,500	—	1,500	1,500	—	1,500

Total other intangible assets	$36,481	$(30,500)	$5,981	$35,714	$(28,765)	$6,949

During the three months ended June 30, 2007 and 2006, the Company recorded intangible amortization expense of $0.5 million and $1.8 million, respectively, which is included under the caption “Amortization of software development costs and other intangible assets” in the accompanying Condensed Consolidated Statements of Operations. During the six months ended June 30, 2007 and 2006, the Company recorded intangible amortization expense of $1.7 and $3.6 million, respectively, under the caption “Amortization of software development costs and other intangible assets” in the accompanying Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense for the remainder of 2007 and each of the next four fiscal years is as follows: $1.1 million in 2007, $1.6 million in 2008, $1.1 million in 2009, $0.2 million in 2010 and $0.1 million in 2011.

Patents

Wagner Patent: In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the “Wagner Patent”) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Wagner Patent expired on February 20, 2007.

The Company purchased the Wagner Patent from ETS for an initial payment of $1.75 million in cash and 24,334 shares of the Company’s Class A common stock valued at $0.5 million. In order to perfect and defend the Company’s rights under the Wagner Patent, the Company incurred substantial legal costs. As of June 30, 2007 and December 31, 2006, the Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was zero and $0.6 million at June 30, 2007 and December 31, 2006, respectively. The Company recorded amortization expense of zero and $1.1 million for the three months ended June 30, 2007 and 2006, respectively. The Company recorded amortization expense of $0.6 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively.

During the three months ended June 30, 2007 and 2006, the Company recognized revenue from the Wagner Patent of zero and $1.4 million, respectively, which was included in “Software Solutions and licensing fees from unrelated parties” in the accompanying Condensed Consolidated Statements of Operations. Additionally, the Company recognized fully electronic transactions revenue from the Wagner Patent of zero and $1.4 million for the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, the Company recognized revenue from the Wagner Patent of $1.8 million and $5.0 million, respectively, which was included in “Software Solutions and licensing fees from unrelated parties” in the accompanying Condensed Consolidated Statements of Operations. Additionally, the Company recognized fully electronic transactions revenue from the Wagner Patent of $1.3 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively. As of February 20, 2007, the Company no longer receives revenues from this Patent.

Lawrence Patent: In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the “Lawrence Patent”) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014.

The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company’s Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. During the second quarter of 2005, the Company entered into an Amendment Agreement to amend the Purchase Agreement related to the Lawrence Patent. Pursuant to the Amendment Agreement, the Company will be required to pay $0.5 million over four years. Additional payments are contingent upon the generation of related revenues. The carrying value of the Lawrence Patent was $1.0 million and $1.1 million at June 30, 2007 and December 31, 2006, respectively.

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

Other: The Company has incurred costs in connection with various patent applications. The Company capitalized $0.8 million and $0.6 million of such legal costs for the six months ended June 30, 2007 and 2006, respectively. The carrying value of the capitalized costs related to patent applications was $2.2 million and $2.1 million at June 30, 2007 and December 31, 2006, respectively.

Acquired Intangible Assets

In connection with the acquisition of ITSEcco Holdings Limited and its subsidiaries (“Ecco”) in October 2004, the Company recorded $3.2 million of purchased intangibles. The purchased intangibles consist of $2.8 million in existing technology and $0.4 million of customer contracts, which are amortized on a straight-line basis over their estimated useful lives of five years and two years, respectively. The customer contracts were fully amortized in 2006. The carrying value of the existing technology was $1.3 million and $1.6 million as of June 30, 2007 and December 31, 2006, respectively.

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

6.	Other Supplementary Balance Sheet Information

Marketable Securities

Marketable securities at June 30, 2007 were $2.4 million, of which all were equity securities. These marketable securities were classified as available-for-sale, and were reported at fair value with the accumulated unrealized income included under the caption “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Statements of Financial Condition. The Company did not own marketable securities at December 31, 2006. On an ongoing basis, the Company evaluates its investment in equity securities to determine if a decline in fair value is other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge will be included within the Company’s Condensed Consolidated Statements of Operations, and a new cost basis in the investment will be established.

Other Assets

Other assets at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Licensing fees and other receivables	$6,954	$8,157
Pre-paid expenses	3,365	3,140
Restricted cash	302	2,129
Deferred tax asset	1,519	—
Other assets	592	299

	$12,732	$13,725

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Deferred revenue	$1,284	$1,748
Current income tax payable	1,084	964
Deferred tax liability	—	1,963
Other taxes payable	1,510	2,564
Accrued professional fees	11,330	6,193
Accrued compensation	5,417	435
Bank overdraft	815	1,763
Other accrued liabilities	9,173	8,499

	$30,613	$24,129

7.	Commitments and Contingencies

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

Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies, when a legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. At June 30, 2007, there were no legal contingencies for which the Company can estimate a possible loss or a range of losses.

In June 2003, we filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, “BrokerTec”), in the United States District Court for the District of Delaware. The suit centers on BrokerTec’s and Garban’s alleged infringement of the 580 Patent issued on May 6, 2003, which expires in 2016, with respect to which we are the exclusive licensee. The 580 Patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. In a pre-trial ruling on February 7, 2005, the Court ruled that the BrokerTec ETN did not infringe our 580 Patent. On February 22, 2005, the jury found that the Garban GTN did infringe our 580 Patent, but that there was a deficiency in the application which led to the 580 Patent. In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. Final judgment was entered on April 3, 2006. By notice dated April 27, 2006, we appealed to the U.S. Court of Appeals for the Federal Circuit. Briefing of the appeal was completed on October 20, 2006. Oral arguments were held on January 8, 2007. On March 20, 2007, the Court of Appeals affirmed the District Court. A combined petition for rehearing and rehearing en banc was denied on May 23, 2007. The mandate of the Court of Appeals was issued on May 30, 2007.

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that the Company infringed U.S. Patent No. 6,766,304, which was issued on July 20, 2004, and U.S. Patent 6,772,132, which was issued on August 3, 2004. TT later added eSpeed International, EccoWare Ltd., and Ecco LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes the case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and Ecco’s products fall outside the scope of TT’s patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 31, 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed’s and Ecco’s products. As a result, the remaining products at issue in the case are the versions of the eSpeed and Ecco products that have not been on the market since approximately year end 2004. TT has moved for reconsideration of the June 20, 2007 summary judgment ruling. Expert discovery and some limited fact discovery is ongoing, and a trial date has been set for September 10, 2007. If TT ultimately prevails, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. We are unable to estimate a possible loss or range of losses in connection with this matter.

In addition to the matters discussed above, we are involved in other legal proceedings that have arisen in the ordinary course of business. None of the currently pending matters are expected to have a material adverse impact on our financial position but may be material to our results of operations or cash flows in a given period.

8.	Investments

Investments as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Freedom International Brokerage	$7,049	$7,043
EIP Holdings	778	734
Aqua Securities	1,183	—
Tradespark	2	3

Total Investments	$9,012	$7,780

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

For the three months ended June 30, 2007 and 2006, the Company’s share of Freedom’s net income was approximately $2,000 and $8,000, respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations. For the six months ended June 30, 2007 and 2006, the Company’s share of Freedom’s net income was approximately $10,000 and $24,000 respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations.

Tradespark: The Company has a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings. The Company’s net income from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $29,000, and $15,000 for the three months ended June 30, 2007 and 2006, respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations. The Company’s net income from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $43,000, and $21,000 for the six months ended June 30, 2007 and 2006, respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations.

Aqua Securities: In January 2007, the Company announced the formation of Aqua Equities (“Aqua”), an alternative electronic trading platform which will offer new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Both companies collectively have contributed financial, professional, and technology assets to the new venture, which will include all of the Company’s former equities order routing business. In April 2007, the Company received certain NASD approvals. In June 2007, the Company contributed to Aqua $750,000 cash and technology assets with a net book value of approximately $600,000. For the three and six months ended June 30, 2007 and 2006, the Company’s share of Aqua’s net loss was approximately $152,000 and $0, respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations.

9.	Reverse Repurchase Agreements

Cash and cash equivalents at June 30, 2007 and December 31, 2006 included $184.9 million and $166.0 million, respectively, of reverse repurchase agreements with Cantor. The Company enters into reverse repurchase agreements with Cantor as short-term investments as part of its overall cash management strategy. The Company’s reverse repurchase agreements mature on a next day basis. Interest rates for the reverse repurchase agreements are reset daily and approximate market rates, which are based on the Fed Funds Rate and the quality of the underlying collateral.

Reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at fair value, approximated by the contractual amount for which the securities can be resold, including accrued interest. It is the Company’s policy to require collateral with a market value equal to or in excess of the principal amount deposited. All collateral is held in third-party custodial accounts. The value and eligibility of the collateral deposited are determined daily by the third-party custodian, and the Company may require Cantor to deposit additional collateral or return amounts deposited when appropriate. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are not permitted to be resold or repledged. Cash and collateral for each reverse repurchase agreement are settled daily. Of the $184.9 million held in reverse repurchase agreements at June 30, 2007, $84.8 million is fully collateralized by U.S. government securities, and $100.0 million is fully collateralized by eligible equity securities. The fair value of such collateral at June 30, 2007 and December 31, 2006 totaled $203.8 million and $177.5 million, respectively.

10.	Related Party Transactions

A significant amount of the Company’s revenues, expenses, assets and cash flows is dependent on related party transactions with Cantor, BGC Partners, L.P. (“BGC”), Freedom, and CO2e.com, LLC (“CO2e”).

Joint Services Agreement

Under the Amended and Restated Joint Services Agreement, dated October 1, 2005 (the “JSA”), with Cantor, as well as under services agreements with Freedom and CO2e, the Company owns and operates the electronic trading systems and is responsible for providing electronic brokerage services, and Cantor and BGC, Freedom and CO2e provide voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. The Company’s agreement with Cantor provides for a perpetual term and may not be unilaterally modified by the Company

Revenue Sharing Arrangements

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

Under various services agreements, the Company has agreed to provide Cantor, BGC, Freedom and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, BGC and Freedom and actual direct (compensation) and indirect costs (rent, maintenance, equipment and communications) of providing such services, and receives payment on a monthly basis. The indirect costs are generally determined using headcount as the basis for such change. These services are provided to CO2e and to Cantor with respect to its Gaming Business at no additional cost other than the revenue sharing arrangement set forth above. Also, in connection with Cantor’s Gaming Business, the Company has agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its written request in exchange for payment by Cantor of all of the direct costs for such items.

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

Administrative Services Agreement

Under an Administrative Services Agreement (as defined below), Cantor provides various administrative services to eSpeed, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct (compensation) and indirect costs (rent, maintenance, equipment and communications), of providing these services. The indirect costs are generally determined using headcount as the basis for such change. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months’ prior notice by either eSpeed or Cantor. eSpeed incurred administrative fees for such services during the three months ended June 30, 2007 and 2006 totaling $3.5 million and $3.7 million, respectively. eSpeed incurred administrative fees for such services during the six months ended June 30, 2007 and 2006, totaling $7.0 million and $7.1 million. Cantor is also authorized to provide these administrative services to the Aqua business.

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

Other Transactions

At June 30, 2007, the Company had $184.9 million of reverse repurchase agreements with Cantor (see Note 9, Reverse Repurchase Agreements, for more information regarding these arrangements).

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

In January 2007, the Company announced the formation of Aqua Equities (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Both companies collectively have contributed financial, professional, and technology assets to the new venture, which will include all of the Company’s former equities order routing business. See Note 8, Investments, for information regarding the accounting.

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

Restricted Stock Units

A summary of the activity associated with restricted stock units for the six months ended June 30, 2007 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance December 31, 2006	350,539	$9.06
Granted	8,641	8.10
Vested	—	—
Forfeited	(12,491)	8.80

Balance June 30, 2007	346,689	$9.05	0.7

Restricted stock units granted to employees have historically vested one year from date of grant. Restricted stock units granted to employees during 2006 vest over a two-year period, with 67% vesting on the first anniversary date. During the six months ended June 30, 2007, no restricted stock units were granted to employees. Restricted stock units received by each non-employee director for their appointment or initial election to the Board of Directors vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of the Board at the opening of business on such date. During the six months ended June 30, 2007, 8,641 restricted stock units were granted to a newly appointed non-employee director. The fair value of the restricted stock units is determined on the date of grant based on the market value of Class A common stock, and is recognized, net of the effect of estimated forfeitures, over the vesting period. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates. At June 30, 2007, there was approximately $1.2 million of total unrecognized compensation expense related to unvested restricted stock units granted under the LT Plan. Total compensation expense related to the restricted stock units before associated income taxes was approximately $ 0.4 million and $0.9 million for the three and six months ended June 30, 2006, respectively. Total compensation expense related to the restricted stock units before associated income taxes was approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2007, respectively.

Stock Options

A summary of the activity associated with stock options for the six months ended June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance December 31, 2006	15,164,882	$14.86
Granted	—	—
Exercised	(32,192)	5.10

Forfeited	(187,726)	14.68

Balance June 30, 2007	14,944,964	14.88	5.3	$8,372,241

Options exercisable at June 30, 2007	13,918,576	$15.34	5.0	$8,261,381

During the six months ended June 30, 2007, the Company did not grant any stock options. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A common stock for the 2.7 million options that were in-the-money at June 30, 2007. During the six months ended June 30, 2007 and 2006, the aggregate intrinsic value of options exercised was $0.1 million and $0.2 million, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options generally vest ratably and on a quarterly basis over four years from the grant date. At June 30, 2007, there was approximately $4.3 million of total unrecognized compensation expense related to unvested stock options granted under the LT Plan. That expense is expected to be recognized over a weighted-average period of approximately two years. Total compensation expense related to employee stock options before associated income taxes was approximately $0.4 million and $0.8 million, for the three and six months ended June 30, 2007, respectively. Total compensation expense related to employee stock options before associated income taxes was approximately $0.08 million and $0.16 million, for the three and six months ended June 30, 2006, respectively.

The fair value of each stock option award granted is estimated as of the date of grant using a Black-Scholes option pricing model. Expected volatilities are estimated using historical volatility of the Company’s Class A common stock over a preceding period commensurate with the expected term of the options. The expected term of the options represents the period of time that options granted are expected to be outstanding. For options granted subsequent to the adoption of SFAS 123R, the expected term of options granted is derived from the simplified method allowed by Staff Accounting Bulletin No. 107 because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield was assumed to be zero in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. In addition, the Company uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for the three and six months ended June 30, 2007 was immaterial. Groups of award recipients that have different exercise behavior are considered separately for valuation purposes.

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

The partnership unit awards are accounted for as liability awards under SFAS 123R. The fair value of the liability awards at June 30, 2007 was approximately $0.3 million. For the awards that are not fully vested at grant date, the Company will recognize non-cash compensation expense for the fair value of the awards as the awards are amortized over the stated vesting periods. For the awards that are fully vested on the date of grant, the Company will recognize non-cash compensation expense at grant date for the fair value of the awards. The liability incurred for such awards will be re-measured at the end of every reporting period, and accordingly, any changes in the fair value of such liability will be recorded by the Company as a non-cash compensation expense. In addition, the quarterly distributions on such units will be included in the Company’s compensation expense as a non-cash charge. For the three and six months ended June 30, 2007, the Company recognized a non-cash charge of $0.1 million and $0.2 million, respectively, related to the partnership units in Cantor. None of the costs of the various benefits provided under the partnership units in Cantor has been or will be paid by eSpeed; however, eSpeed records a non-cash charge included in the accompanying Condensed Consolidated Statements of Operations under the caption “Compensation and employee benefits,” for the amounts that have been or will be paid to the employees by Cantor, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by Cantor.

Business Partner Warrants

A summary of the activity associated with business partner warrants for the six months ended June 30, 2007 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance December 31, 2006	1,986,269	$27.04
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance June 30, 2007	1,986,269	$27.04	3.3

There was no expense related to the business partner warrants during the three and six months ended June 30, 2007 and 2006 respectively.

12.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Net loss	$(6,322)	$(304)
Other comprehensive income—Change in available-for-sale-securities	44	—

Comprehensive loss	$(6,278)	$(304)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net (loss) income	$(5,486)	$1,741
Other comprehensive income—Change in available-for-sale-securities	24	—

Comprehensive (loss) income	$(5,462)	$1,741

13.	Capitalization

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

During the six months ended June 30, 2007 and 2006, the Company issued approximately 32,000 and 73,000 shares, respectively, of Class A common stock related to the exercise of employee stock options. In addition, during the six months ended June 30, 2007, the Company issued approximately 16,000 shares related to the Company’s matched 2006 employee contributions to the eSpeed, Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates.

The Company’s Board of Directors has authorized the repurchase of up to $100 million of outstanding Class A common stock. During each of the six months ended June 30, 2007 and 2006, the Company repurchased no shares of the Company’s Class A common stock under this plan. At June 30, 2007, the Company has approximately $58.2 million remaining from its $100 million buyback authorization.

14.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or restrictions lapsed, resulting in the issuance of common shares that would then share in the earnings of the Company.

The following is a reconciliation of the basic and diluted earnings (loss) per share computations:

	Three Months Ended June 30,
	2007	2006
	(in thousands, except per share data)
Net loss	$(6,322)	$(304)
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation	50,448	50,142
Diluted effect of:
Stock options	—	—

Restricted stock units	—	—
Business partner warrants	—	—

Weighted average shares used in diluted computation	50,448	50,142
Loss per share
Basic	$(0.13)	$(0.01)

Diluted	$(0.13)	$(0.01)

For the three months ended June 30, 2007 and 2006, approximately 17.3 million and 17.0 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

	Six Months Ended June 30,
	2007	2006
	(in thousands, except per share data)
Net income (loss)	$(5,486)	$1,741
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation	50,435	50,207
Diluted effect of:
Stock options	—	860
Restricted stock units	—	83
Business partner warrants	—	—

Weighted average shares used in diluted computation	50,435	51,150
Earnings (loss) per share
Basic	$(0.11)	$0.03

Diluted	$(0.11)	$0.03

For the six months ended June 30, 2007 and 2006, approximately 16.8 million and 16.1 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

15.	Regulatory Capital Requirements

Through its subsidiary, eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Section 15C of the Securities Exchange Act of 1934, which requires the maintenance of minimum liquid capital, as defined. At June 30, 2007, eSpeed Government Securities, Inc.’s liquid capital of $127,657,145 was in excess of minimum requirements by $127,652,145. As of June 30, 2007, the Company’s regulated subsidiaries have no third-party restrictions on their ability to transfer net assets to their parent company, eSpeed, except for the minimum liquid capital and net capital requirements for eSpeed Government Securities, Inc. which was $5,000. This amount was deemed immaterial per the requirements of SEC Rule 5-04 of Regulation S-X. The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiary.

16.	Proposed Merger

On May 29, 2007, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger”) with BGC Partners, Inc. (“BGC”) pursuant to which eSpeed will acquire BGC for an aggregate of 133,860,000 shares of eSpeed common stock valued at $9.75 per share. The surviving company will be renamed BGC Partners, Inc. Cantor is the controlling shareholder of both the Company and BGC. The Merger, which was recommended by the Company’s Special Committee and unanimously approved by the Company’s Board of Directors, is subject to eSpeed stockholder approval, FSA, NASD and other regulatory approvals, and customary closing conditions, and is expected to close in the fourth quarter of 2007 or early in the first quarter of 2008.

During the three months and six months ended June 30, 2007, the Company recorded $3.7 million of acquisition costs with respect to the merger.

17.	Subsequent Event

eSpeed currently enters into reverse repurchase agreements with Cantor and its affiliates as short-term investments as part of its overall cash management strategy. (See Note 9, Reverse Repurchase Agreements) As an alternative to its policy of investing its cash in reverse repurchase agreements with Cantor, on July 26, 2007, eSpeed entered into a Secured Promissory Note and Pledge

Agreement (the “Loan”) with Cantor in which eSpeed agreed to lend to Cantor up to $100,000,000 (the “Loan Amount”) on a secured basis from time to time. The Loan will be secured by a pledge of eSpeed Class A or Class B Common Stock owned by Cantor equal to 125% of the outstanding Loan Amount, as determined on a next day basis. The Loan will bear interest at the Cantor Fitzgerald & Co. rate for equity repurchase agreements plus 0.25% and is payable on demand. The Loan was approved by eSpeed’s Audit Committee.

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

Transaction revenues by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Transaction revenues:
Europe	$7,785	$7,742	$15,408	$14,510
Asia	983	1,164	1,959	1,568

Total Non Americas	8,768	8,906	17,367	16,078

Americas	16,128	16,485	34,181	34,713

Total	$24,896	$25,391	$51,548	$50,791

Assets by geographic area were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Total assets:
Europe	$31,050	$28,252
Asia	1,206	1,240

Total Non Americas	32,256	29,492

Americas	261,966	263,581

Total	$294,222	$293,073

19.	Restatement

Prior to the issuance of the Company’s condensed consolidated financial statements for the six months ended June 30, 2007, management became aware that certain revenues and expenses related to a portion of the development of related party software covered under the Company’s JSA, required restatement. The Company had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. The Company has now concluded that some of these paid fees should have been deferred and recognized ratably over the future period when such software will be used to provide services to Cantor. The restatement correction reduces revenue from current periods, thereby creating a deferred revenue liability. The restatement also corrects amortization expense that was recorded in connection with the determination of the period of benefit provided by the developed software.

Specifically, Software Solutions fees from related parties revenue has been restated to defer recognition over the period in which such fees are earned. Accordingly, the company has restated its previously reported consolidated financial statements for the three and six months ended June 30, 2006 and all related financial information and disclosures.

The restatement had no effect on net cash flows as shown in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007. A summary of the effects of the restatement is included in the table below.

	For the three months ended June 30
	2006
(In thousands, except per share data)	Previously Reported	Restated
Condensed Consolidated Statements of Operations:
Software Solutions fees from related parties	$7,897	$7,878
Total revenue	38,953	38,934
Amortization of software development costs and other intangibles	5,627	5,492
Total operating expenses	39,720	39,585
Loss before income taxes	(767)	(651)
Income tax benefit	(391)	(347)
Net loss	(376)	(304)

	For the six months ended June 30
	2006
(In thousands, except per share data)	Previously Reported	Restated
Condensed Consolidated Statements of Operations:
Software Solutions fees from related parties	$15,388	$15,450
Total revenue	81,505	81,567
Amortization of software development costs and other intangibles	12,517	12,387
Total operating expenses	78,861	78,731
Income before income taxes	2,644	2,836
Provision for Income Taxes	1,000	1,095
Net income	1,644	1,741

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

eSpeed, Inc. will be referred to as “eSpeed” and, together with its subsidiaries, as the “Company”, “we”, “us” or “our.”

Introduction

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2007 and 2006. This discussion is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Report. This discussion gives effect to the restatement discussed in Note 19 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Discrepancies may also result from such factors as the ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services, to secure and maintain market share, to enter into marketing and strategic alliances, and other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities, and joint ventures, and the integration of any completed transactions, to hire new personnel, to expand the use of technology for screen-assisted, voice-assisted and fully electronic trading and to effectively manage any growth that may be achieved. Results are also subject to risks relating to the proposed merger and separation of the BGC businesses and the relationship between the various entities, financial reporting, accounting and internal control factors, including identification of material weaknesses in our internal controls, our ability to prepare historical and pro forma financial statements and reports in a timely manner, and other factors, including those that are discussed under “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2007 and BGC’s Registration Statement on Form S-1 filed with the SEC on February 8, 2007 (Registration No. 333-140531) to the extent applicable.

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

Restatement

        Prior to the issuance of the Company’s consolidated financial statements for the six months ended June 30, 2007, management became aware that certain revenues and expenses related to a portion of the development of related party software covered under the Company’s JSA, required restatement. The Company had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. The Company has now concluded that some of these paid fees should have been deferred and recognized ratably over the future period when such software will be used to provide services to Cantor. The restatement correction reduces revenue from current periods, thereby creating a deferred revenue liability. The restatement also corrects the amortization expense that was recorded in connection with the determination of the period of benefit provided by the developed software.

Specifically, Software Solutions fees from related parties revenue has been restated to defer recognition over the period in which such fees are earned. Accordingly, the company has restated its previously reported consolidated financial statements for the three and six months ended June 30, 2006, and all related disclosures.

The restatement had no effect on net cash flows as shown in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007.

A summary of the effects of the restatement is included in the table below.

	For the three months ended June 30
	2006
(In thousands, except per share data)	Previously Reported	Restated
Condensed Consolidated Statements of Operations:
Software Solutions fees from related parties	$7,897	$7,878
Total revenue	38,953	38,934
Amortization of software development costs and other intangibles	5,627	5,492
Total operating expenses	39,720	39,585
Loss before income taxes	(767)	(651)
Income tax benefit	(391)	(347)
Net loss	(376)	(304)

	For the six months ended June 30
	2006
(In thousands, except per share data)	Previously Reported	Restated
Condensed Consolidated Statements of Operations:
Software Solutions fees from related parties	$15,388	$15,450
Total revenue	81,505	81,567
Amortization of software development costs and other intangibles	12,517	12,387
Total operating expenses	78,861	78,731
Income before income taxes	2,644	2,836
Provision for Income Taxes	1,000	1,095
Net income	1,644	1,741

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

On May 29, 2007, we announced that we had entered into an Agreement and Plan of Merger (the “Merger”) with BGC Partners, Inc. (“BGC”) pursuant to which we will acquire BGC for an aggregate of 133,860,000 shares of eSpeed common stock valued at $9.75 per share. The surviving company will be renamed BGC Partners, Inc. Cantor Fitzgerald, L.P is the controlling shareholder of both the Company and BGC. The Merger, which was recommended by the Company’s Special Committee and unanimously approved by the Company’s Board of Directors, is subject to eSpeed stockholder approval, FSA, NASD and other regulatory approvals, and customary closing conditions, and is expected to close in the fourth quarter of 2007 or early in the first quarter of 2008.

For the second quarter of 2007, we had total revenues, total operating expenses, and a net loss of $39.0 million, $49.1 million and $(6.3) million, respectively, compared with the second quarter of 2006 of $38.9 million, $39.6 million and $(0.3) million, respectively. Our revenues associated with the Wagner Patent were zero during the second quarter of 2007, a decrease of $1.4 million, compared to the second quarter of 2006. This decrease was offset by strong results from our voice-assisted brokerage and screen-assisted open outcry transactions with related parties businesses as well as increased Software Solutions fees from related parties and interest income. Total operating expenses increased during the second quarter of 2007 primarily as a result of increased compensation, professional and consulting costs, acquisition costs related to the Merger and an asset impairment charge. This increase was partially offset by lower amortization costs due to the expiration of the Wagner Patent and to one-time costs associated with relocation of our London offices during the second quarter of 2006.

We expect lower revenue and operating results during the remainder of 2007 as compared with 2006. The Wagner Patent, which contributed 2006 fully electronic revenues from unrelated parties and Software Solutions and licensing fees from unrelated parties of $6.2 million and $11.7 million, respectively, expired on February 20, 2007. During the second quarter of 2007, we recognized no revenues related to the Wagner Patent. As of February 20, 2007, the Company no longer receives revenues from this Patent. While we have some uncertainty regarding our licensing fee revenues, we have a broad intellectual property patent portfolio that we believe is highly valuable. We do not expect revenues in 2007 related to insurance recovery from related parties or grant proceeds. We anticipate our expenses will exceed 2006 as a result of Merger costs combined with our continued investment in technology to support our affiliated voice brokers, and anticipated progression of our new products which will be offset by lower amortization costs as a result of the expiration of the Wagner Patent.

U.S. Treasuries

We consider the trading of U.S. Treasury securities to be both a foundation for our Company and an area for potential incremental growth. For the six months ended June 30, 2007, we experienced growth in our overall trading volumes versus the same period in 2006. We believe that this growth is the result of a solid foundation of customer relationships, our proprietary technology, the continuation of fixed price arrangements with our largest customers, and the impact of trading incentives at marginally lower commissions contained in many of our tailored pricing arrangements. Despite our increased trading volumes, our fully electronic revenue per transaction declined during the six months ended June 30, 2007. This decline was due to an increase in trading volumes among those customers with fixed components to their pricing contracts.

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

New Products

With our existing relationships, technology, network and prime location on trader desktops, we have the ability to extend our product-line beyond U.S. Treasuries and hybrid voice markets. As such, we remain committed to new products which include foreign exchange and futures, and during the first six months of 2007 we continued to develop and foster these products.

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

We expect that our 2007 expenses will exceed 2006. We will have Merger related charges combined with higher costs associated with our continued investment in the innovation and development of technology to further the evolution of our significant long-term hybrid pipeline and new products offset by lower 2007 Wagner Patent amortization costs of $0.6 million compared with the full year 2006 amortization of $4.8 million. As a result of the expiration of the Wagner Patent on February 20, 2007, we will not have any further amortization associated with the Wagner Patent.

Critical Accounting Policies and Estimates

During the three months ended June 30, 2007, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K/A for the year ended December 31, 2006, for additional information relating to our use of estimates and other critical accounting policies.

Results of Operations

Revenues for the Three Months Ended June 30, 2007 Compared with the Restated Three Months Ended June 30, 2006

	Three Months Ended June 30, 2007	Percentage of Total Revenues	Three Months Ended June 30, 2006	Percentage of Total Revenues
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$15,721	40.4%	$15,704	40.3%
Fully electronic transactions with unrelated parties	300	0.8%	1,601	4.1%

Total fully electronic transaction revenues	16,021	41.2%	17,305	44.4%
Voice-assisted brokerage transactions with related parties	6,805	17.5%	6,648	17.1%
Screen-assisted open outcry transactions with related parties	2,070	5.3%	1,438	3.7%

Total transaction revenues	24,896	64.0%	25,391	65.2%
Software Solutions fees from related parties	8,746	22.4%	7,878	20.2%
Software Solutions and licensing fees from unrelated parties	2,778	7.1%	3,572	9.2%
Interest income	2,537	6.5%	2,093	5.4%

Total revenues	$38,957	100.0%	$38,934	100.0%

Total transaction revenues

Total transaction revenues for the three months ended June 30, 2007 were $24.9 million compared with $25.4 million during the three months ended June 30, 2006. There were 64 and 63 trading days in the three-month periods ended June 30, 2007 and 2006 respectively. Total volumes transacted increased by $3,303 billion (approximately $3.3 trillion), or 13.1%, to $28,484 billion (approximately $28.5 trillion) for the three months ended June 30, 2007 from $25,180 billion (approximately $25.2 trillion) for the three months ended June 30, 2006. During the three months ended June 30, 2007, fully electronic, voice-assisted and screen-assisted transaction revenues contributed 64.4%, 27.3% and 8.3% of our total transaction revenues, respectively, compared with 68.2%, 26.1% and 5.7% respectively, for three months ended June 30, 2006.

Fully electronic transaction revenues with related parties for the three months ended June 30, 2007 of $15.7 million were flat to the comparable period in 2006.

Fully electronic transaction revenues with unrelated parties relate to transactions that are neither cleared nor transacted by Cantor. For the three months ended June 30, 2007, fully electronic transaction revenues with unrelated parties were $0.3 million compared with $1.6 million during the comparable period in 2006. These revenues primarily related to Wagner Patent transactions. The Wagner Patent expired on February 20, 2007.

Voice-assisted brokerage transaction revenues with related parties for the three months ended June 30, 2007 were $6.8 million compared with $6.6 million for the three months ended June 30, 2006. Screen-assisted open outcry transaction revenues with related parties for the three months ended June 30, 2007 were $2.1 million, an increase of $0.6 million during the comparable period in 2006. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business and BGC’s trading desks migrating to screen-assisted open outcry from voice only desks.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended June 30, 2007 were $8.7 million compared with $7.9 million during the comparable period in 2006. This increase resulted from a rise in eSpeed’s cost base combined with additional demand for our support services from Cantor and the continued growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the three months ended June 30, 2007 were $2.8 million compared with $3.6 million during the comparable period in 2006. This decrease was due to the expiration of the Wagner Patent on February 20, 2007, partially offset by increased fees from our other licenses.

Interest income

During the three months ended June 30, 2007, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 5.40% compared with 4.72% during the comparable period in 2006. As a result of the increase in the weighted average interest rate and higher average cash balances between periods, we generated interest income of $2.5 million for the three months ended June 30, 2007 compared with $2.1 million for the comparable period in 2006.

Expenses for the Three Months Ended June 30, 2007 Compared with the Restated Three Months Ended June 30, 2006

	Three Months Ended June 30, 2007	Percentage of Total Expenses	Three Months Ended June 30, 2006	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$15,046	30.6%	$12,372	31.2%
Amortization of software development costs and other intangible assets	4,846	9.9%	5,492	13.9%
Other occupancy and equipment	9,029	18.3%	11,646	29.4%
Administrative fees to related parties	3,464	7.1%	3,670	9.3%
Professional and consulting fees	4,111	8.4%	2,225	5.6%
Impairment of long-lived assets	4,010	8.1%	—	—
Communications and client networks	2,185	4.5%	2,000	5.1%
Marketing	230	0.5%	265	0.7%
Acquisition related costs	3,707	7.6%	—	—
Other expenses	2,433	5.0%	1,915	4.8%

Total operating expenses	$49,061	100.0%	$39,585	100.0%

Compensation and employee benefits

Compensation costs for the three months ended June 30, 2007 were $15.0 million compared with $12.4 million during the comparable period in 2006. The $2.6 million, or 20.9%, increase in compensation costs resulted from annual pay increases, additional headcount and stock-based compensation expense, partially offset by increased capitalization of compensation directly attributable to internally developed software. Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

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

Amortization of software development costs and other intangible assets was $4.8 million for the three months ended June 30, 2007, a decrease of $0.7 million, or 12.7%, compared with $5.5 million during the comparable period in 2006. This decrease was primarily related to the Wagner Patent expiration on February 20, 2007. During the three months ended June 30, 2007 and 2006, we recorded Wagner Patent and defense costs amortization of approximately zero and $1.1 million, respectively. In addition, amortization related to other intangible assets decreased offset by increased amortization of software development costs as a result of our continued investment in software development activities during the prior twelve months.

Other occupancy and equipment

Other occupancy and equipment costs were $9.0 million for the three months ended June 30, 2007, a $2.6 million, or 22.5%, decrease compared with $11.6 million for the comparable period in 2006. The decrease was primarily attributable to costs of $3.3 million related to the relocation of our London offices during the second quarter of 2006.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties slightly decreased to $3.5 million for the three months ended June 30, 2007 compared with $3.7 million for the comparable period in 2006. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the amount of Cantor’s administrative services that is utilized by us.

Professional and consulting fees

Professional and consulting fees were $4.1 million for the three months ended June 30, 2007 compared with $2.2 million for the comparable period in 2006, an increase of 86.4%, primarily the result of on-going litigation costs as well as increased consulting and audit expenses.

Impairment of long-lived assets

We recorded asset impairment charges of $4.0 million for the three months ended June 30, 2007 related to discarded software development and other fixed assets. There were no asset impairment charges for the three months ended June 30, 2006. For further discussion, see Note 4, Fixed Assets, Net, and Note 5, Other Intangible Assets, Net, of the accompanying Notes to Consolidated Financial Statements.

Communications and client networks

Communications and client networks costs were $2.2 million for the three months ended June 30, 2007 compared with $2.0 million for the comparable period in 2006.

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

Acquisition-related costs

During the three months ended June 30, 2007, we recorded $3.7 million of acquisition-related costs with respect to the Merger. These costs primarily included legal, advisory and other related expenses. There were no acquisition related charges for the three months ended June 30, 2006.

Other expenses

Other expenses consist primarily of insurance costs, recruiting, travel, promotional and entertainment expenditures. For the three months ended June 30, 2007, other expenses were $2.4 million, an increase of approximately $0.5 million, or 26.3%, compared with other expenses of $1.9 million for the comparable period in 2006. The increase was primarily due to higher recruiting fees.

Income taxes

During the three months ended June 30, 2007, we recorded an income tax benefit of $3.8 million compared with an income tax benefit of $0.3 million during the three months ended June 30, 2006. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Revenues for the Six Months Ended June 30, 2007 Compared with the Restated Six Months Ended June 30, 2006

	Six Months Ended June 30, 2007	Percentage of Total Revenues	Six Months Ended June 30, 2006	Percentage of Total Revenues
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$32,161	39.9%	$31,385	38.5%
Fully electronic transactions with unrelated parties	1,806	2.2%	2,639	3.2%

Total fully electronic transaction revenues	33,967	42.1%	34,024	41.7%
Voice-assisted brokerage transactions with related parties	13,779	17.1%	13,903	17.1%
Screen-assisted open outcry transactions with related parties	3,802	4.7%	2,864	3.5%

Total transaction revenues	51,548	63.9%	50,791	62.3%
Software Solutions fees from related parties	17,691	22.0%	15,450	18.9%
Software Solutions and licensing fees from unrelated parties	6,342	7.9%	7,371	9.0%
Insurance recovery from related parties	—	—	3,500	4.3%
Interest income	5,010	6.2%	4,455	5.5%

Total revenues	$80,591	100.0%	$81,567	100.0%

Total transaction revenues

Total transaction revenues for the six months ended June 30, 2007 were $51.5 million compared with $50.8 million during the six months ended June 30, 2006. There were 126 and 125 trading days in the six-month periods ended June 30, 2007 and 2006 respectively. Total volumes transacted increased by $10,029 billion (approximately $10.0 trillion), or 20.9%, to $58,077 billion (approximately $58.1 trillion) for the six months ended June 30, 2007 from $48,048 billion (approximately $48.0 trillion) for the six months ended June 30, 2006. During the six months ended June 30, 2007, fully electronic, voice-assisted and screen-assisted transaction revenues contributed 65.9%, 26.7% and 7.4% of our total transaction revenues, respectively, compared with 67.0%, 27.4% and 5.6% respectively, for six months ended June 30, 2006.

Fully electronic transaction revenues with related parties for the six months ended June 30, 2007 of $32.2 million increased from $31.4 million during the comparable period in 2006. This $0.8 million increase primarily was a result of increased U.S. Treasury volumes.

Fully electronic transaction revenues with unrelated parties relate to transactions that are neither cleared nor transacted by Cantor. For the six months ended June 30, 2007, fully electronic transaction revenues with unrelated parties were $1.8 million compared with $2.6 million during the comparable period in 2006. These revenues primarily related to Wagner Patent transactions. The Wagner Patent expired on February 20, 2007.

Voice-assisted brokerage transaction revenues with related parties for the six months ended June 30, 2007 were $13.8 million compared with $13.9 million for the six months ended June 30, 2006. Screen-assisted open outcry transaction revenues with related parties for the six months ended June 30, 2007 were $3.8 million, an increase of $1.0 million during the comparable period in 2006. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business and BGC’s trading desks migrating to screen-assisted open outcry from voice only desks.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the six months ended June 30, 2007 were $17.7 million compared with $15.5 million during the comparable period in 2006. This increase resulted from a rise in eSpeed’s cost base combined with additional demand for our support services from Cantor and the continued growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the six months ended June 30, 2007 were $6.3 million compared with $7.4 million during the comparable period in 2006. This decrease was due to the expiration of the Wagner Patent on February 20, 2007, partially offset by increased fees from our other licenses.

Insurance recovery from related parties

For the six months ended June 30, 2006, insurance recoveries from related parties of $3.5 million were recorded that related to fixed asset replacements of fixed assets destroyed in the September 11 Events (see Note 3, September 11 Events of the accompanying Notes to Condensed Consolidated Financial Statements for further discussion). No insurance recoveries were recorded for the six months ended June 30, 2007.

Interest income

During the six months ended June 30, 2007, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 5.33 % compared with 4.68% during the comparable period in 2006. As a result of the increase in the weighted average interest rate and higher average cash balances between periods, we generated interest income of $5.0 million for the six months ended June 30, 2007 compared with $4.5 million for the comparable period in 2006. Interest income for the six months ended June 30, 2006 included a $0.4 million settlement of a tax-related matter.

Expenses for the Six Months Ended June 30, 2007 Compared with the Restated Six Months Ended June 30, 2006

	Six Months Ended June 30, 2007	Percentage of Total Expenses	Six Months Ended June 30, 2006	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$29,212	32.7%	$26,230	33.3%
Amortization of software development costs and other intangible assets	10,371	11.6%	12,387	15.7%
Other occupancy and equipment	18,406	20.6%	20,279	25.8%
Administrative fees to related parties	6,985	7.8%	7,097	9.1%
Professional and consulting fees	7,006	7.8%	4,135	5.2%
Impairment of long-lived assets	4,010	4.5%	—	—
Communications and client networks	4,288	4.8%	4,027	5.1%
Marketing	456	0.5%	597	0.8%
Amortization of non-employee securities	—	—	19	0.0%
Acquisition related costs	3,707	4.2%	—	—
Other expenses	4,872	5.5%	3,960	5.0%

Total operating expenses	$89,313	100.0%	$78,731	100.0%

Compensation and employee benefits

Compensation costs for the six months ended June 30, 2007 were $29.2 million compared with $26.2 million during the comparable period in 2006. The $3.0 million, or 11.5%, increase in compensation costs resulted from annual pay increases, additional headcount and stock-based compensation expense, partially offset by increased capitalization of compensation directly attributable to internally developed software. Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

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

Amortization of software development costs and other intangible assets was $10.4 million for the six months ended June 30, 2007, a decrease of $2.0 million, or 16.1%, compared with $12.4 million during the comparable period in 2006. This decrease was primarily related to a $1.2 million accelerated amortization expense in 2006 related to the early retirement of certain internally developed software and the Wagner Patent expiration on February 20, 2007. During the six months ended June 30, 2007 and 2006, we recorded Wagner Patent and defense costs amortization of approximately $0.6 million and $2.2 million, respectively. In addition, amortization related to other intangible assets decreased offset by increased amortization of software development costs as a result of our continued investment in software development activities during the prior twelve months.

Other occupancy and equipment

Other occupancy and equipment costs were $18.4 million for the six months ended June 30, 2007, a $1.9 million, or 9.4%, decrease compared with $20.3 million for the comparable period in 2006. The decrease was primarily attributable to costs of $3.3 million related to the relocation of our London offices during the second quarter of 2006.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties slightly decreased to $7.0 million for the six months ended June 30, 2007 compared with $7.1 million for the comparable period in 2006. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the amount of Cantor’s administrative services that is utilized by us.

Professional and consulting fees

Professional and consulting fees were $7.0 million for the six months ended June 30, 2007 compared with $4.1 million for the comparable period in 2006, an increase of 70%, primarily the result of on-going litigation costs as well as increased consulting and audit expenses.

Impairment of long-lived assets

We recorded asset impairment charges of $ 4.0 million for the three months ended June 30, 2007 related to discarded software development and other fixed assets. There we no asset impairment charges for the six months ended June 30, 2006. For further discussion, see Note 4, Fixed Assets, Net, and Note 5, Other Intangible Assets, Net, of the accompanying Notes to Consolidated Financial Statements.

Communications and client networks

Communications and client networks costs were $4.3 million for the six months ended June 30, 2007 compared with $4.0 million for the comparable period in 2006.

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

Acquisition-related costs

During the six months ended June 30, 2007, we recorded $3.7 million of acquisition-related costs with respect to the Merger. These costs primarily included legal, advisory and other related expenses. There were no acquisition related charges for the six months ended June 30, 2006.

Other expenses

Other expenses consist primarily of insurance costs, recruiting, travel, promotional and entertainment expenditures. For the six months ended June 30, 2007, other expenses were $4.9 million, an increase of approximately $0.9 million, or 22.5%, compared with other expenses of $4.0 million for the comparable period in 2006. The increase was primarily due to higher recruiting fees and travel and entertainment expenses.

Income taxes

During the six months ended June 30, 2007, we recorded an income tax benefit of $3.2 million compared with an income tax provision of $1.0 million during the six months ended June 30, 2006. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	2Q06	3Q06	4Q06	1Q07	2Q07
Volume (in billions)
Fully Electronic Volume—Excluding New Products	10,235	9,381	9,813	11,809	10,281
Fully Electronic Volume—New Products	744	1,179	1,335	1,415	1,066

Total Fully Electronic Volume	10,979	10,560	11,148	13,224	11,347
Voice-Assisted Volume	8,618	8,217	7,933	8,884	9,820
Screen-Assisted Volume	5,583	5,898	6,111	7,486	7,317

Total Voice/Screen-Assisted Volume	14,201	14,115	14,044	16,370	17,137

Total Volume	25,180	24,675	25,192	29,594	28,484

Transaction Count (in thousands)
Fully Electronic Transactions—Excluding New Products	2,035	1,688	1,765	2,062	1,749
Fully Electronic Transactions—New Products	138	141	142	144	154

Total Fully Electronic Transactions	2,173	1,829	1,907	2,206	1,903
Voice-Assisted Transactions	203	184	178	201	210
Screen-Assisted Transactions	69	66	63	92	114

Total Voice/Screen-Assisted Volume	272	250	241	293	324

Total Transactions	2,445	2,079	2,148	2,499	2,227

Trading Days	63	63	62	62	64

U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$33,688	$32,171	$30,742	$34,437	$33,100
Average Daily U.S. Treasury Volume	$535	$511	$496	$555	$517

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

Fully electronic volume on our system, excluding new products, was $10.2 trillion for the second quarter of 2007, down 12.9% from $11.8 trillion for the first quarter of 2007 and an increase of 0.4% from the $10.2 trillion in the second quarter of 2006. Fully electronic volume on our system for new products, which we define as foreign exchange, interest rate swaps, repurchase agreements, futures, and credit default swaps was, $1.1 trillion in the second quarter of 2007, down 24.7% compared with the $1.4 trillion reported in the first quarter of 2007 and an increase of 43.2% from the $744 billion reported in the second quarter of 2006. Our combined voice-assisted and screen-assisted volume in the second quarter of 2007 was $17.1 trillion, an increase of 4.7% from $16.4 trillion in the first quarter of 2007, and an increase of 20.7% over the $14.2 billion reported in the second quarter of 2006.

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

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At June 30, 2007, we had cash and cash equivalents of $188.5 million, an increase of $0.7 million compared with $187.8 million at December 31, 2006.

Operating Activities

During the six months ended June 30, 2007, our operating activities provided cash of $17.7 million compared with $9.4 million during the comparable period in 2006. For the six months ended June 30, 2007 compared with the six months ended June 30, 2006, we recorded a net loss of $5.5 million versus $1.7 million in net income for the comparable period in 2006. For the six months ended June 30, 2007, compared with the six months ended June 30, 2006, depreciation and amortization expenses decreased by approximately $2.4 million as a result of the expiration of the Wagner Patent on February 20, 2007, accelerated amortization in 2006 due to the anticipated early retirement of certain internally developed software partially and lower depreciation expense. The change in other assets for the six months ended June 30, 2007 compared with the six months ended June 30, 2006 was $6.4 million, primarily due to increased receivables in the second quarter of 2006 related to the licensing of the Wagner Patent. The change in payable to related parties and receivable from related parties for the six months ended June 30, 2007 compared with the six months ended June 30, 2006 was $3.8 million primarily due to the timing of payments.

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

Investing Activities

During the six months ended June 30, 2007, we used cash in investing activities of $16.8 million compared with $10.0 million during the comparable period in 2006. The increase was primarily due to the purchase of $2.2 million available-for-sale marketable securities, an increase of $3.3 million in capitalization of software development costs, and investment purchase of 0.8 million. These increases were offset by a decrease in purchases of fixed assets of $1.5 million during the first six months of 2007 compared with the first six months of 2006 and the return of $1.8 million of restricted cash during the first six months of 2007. Additionally, during the six months ended June 30, 2006, we received $3.5 million in insurance proceeds related to the replacement of fixed assets lost in the September 11 Events (see Note 3, September 11 Events, of the accompanying Notes to Condensed Consolidated Financial Statements for more information regarding the September 11 Events).

Financing Activities

During the six months ended June 30, 2007, our financing activities used cash of $0.2 million compared with cash provided by financing activities of $0.4 million in the comparable period in 2006. The cash provided by financing activities primarily related to employee option exercises during both periods. During the six months ended June 30, 2007 and 2006, we made no Class A common stock repurchases under our repurchase plan approved by our Board of Directors. However, during the six months ended June 30, 2007, we did make cash outflows related to cash settlements for purchases of our Class A common stock from the year ended December 31, 2006. Our Board of Directors has authorized the repurchase of up to $100 million of our outstanding Class A common stock, of which $58.2 million remained available for repurchase as of June 30, 2007. In the future, we may continue to repurchase shares opportunistically.

As part of our overall cash strategy, we currently enter into reverse repurchase agreements with Cantor and its affiliates as short-term investments. As an alternative to this policy of investing our cash in reverse repurchase agreements with Cantor, on July 26, 2007 we entered into a Secured Promissory Note and Pledge Agreement (the “Loan”) with Cantor in which we agreed to lend to Cantor up to $100,000,000 (the “Loan Amount”) on a secured basis from time to time. The outstanding balance, if any, would result in a reduction of our cash and cash equivalents and an increase in our loan receivable from Cantor.

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

As of June 30, 2007, there were no material changes to our aggregate contractual obligations, as detailed in our Annual Report on Form 10-K/A for the year ended December 31, 2006. We will continue to include our income tax liabilities in the “Contractual Obligations” table in our Annual Report on Form 10-K for the year ending December 31, 2007.

2.	Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

At the FIN 48 adoption date of January 1, 2007, we had $1.7 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We recorded a cumulative effect adjustment of $0.2 million as a decrease to our January 1, 2007 retained earnings for the accrued interest expense on the unrecognized tax benefit. We recognize interest and penalties related to uncertain tax positions as an accrued expense. At June 30, 2007, we had $1.7 million of unrecognized tax benefits. During the first half of 2007, we expensed less than $0.1 million of interest expense related to the unrecognized tax benefit. As of June 30, 2007, we had approximately $0.3 million of accrued interest related to uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. We, with few exceptions, are no longer subject to U.S. federal, state/local or non-U.S. income tax examination by tax authorities for years prior to 2003, 1999 and 2000, respectively.

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

At June 30, 2007, we had invested $184.9 million of our cash in securities purchased under reverse repurchase agreements with related parties, $84.9 million of which is fully collateralized by U.S. government securities and $100.0 million of which is fully collateralized by eligible equity securities, both of which are held in third-party custodial accounts. These reverse repurchase agreements have a next day maturity and, as such, are highly liquid.

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

We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income of our international operations of approximately $149,000 for the six months ended June 30, 2007.

ITEM 4.	Controls and Procedures

As discussed in Note 19 to our Condensed Consolidated Financial Statements, the Company has restated its previously issued condensed consolidated financial statements for the six months ended June 30, 2006, and all related financial information and disclosures. The following Item 4, Controls and Procedures, has been revised as a result of this restatement.

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As a result of the restatement discussed in Note 19 to our Condensed Consolidated Financial Statements, under the direction of the principal executive officer and principal financial officer, management re-evaluated the Company’s disclosure controls and procedures and concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective. A material weakness existed in our internal control over financial reporting with respect to controls over the proper application of generally accepted accounting principles for certain revenues and expenses related to a portion of the development of related party software covered under the JSA.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s second fiscal quarter as of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In June 2003, we filed a patent infringement suit against BrokerTec USA, LLC, BrokerTec Global, LLC, its parent, ICAP, PLC, Garban, LLC, its technology provider, OM Technology, and its parent company, OM AB (collectively, “BrokerTec”), in the United States District Court for the District of Delaware. The suit centers on BrokerTec’s and Garban’s alleged infringement of the 580 Patent issued on May 6, 2003, which expires in 2016, with respect to which we are the exclusive licensee. The 580 Patent covers a system and methods for auction-based trading of specialized items such as fixed income instruments. In a pre-trial ruling on February 7, 2005, the Court ruled that the BrokerTec ETN did not infringe our 580 Patent. On February 22, 2005, the jury found that the Garban GTN did infringe our 580 Patent, but that there was a deficiency in the application which led to the 580 Patent. In Post-Trial Findings of Fact and Conclusions of Law dated February 22, 2006, the Court found that the 580 Patent was unenforceable due to inequitable conduct, but denied the defendants’ request for an award of attorneys’ fees. Final judgment was entered on April 3, 2006. By notice dated April 27, 2006, we appealed to the U.S. Court of Appeals for the Federal Circuit. Briefing of the appeal was completed on October 20, 2006. Oral arguments were held on January 8, 2007. On March 20, 2007, the Court of Appeals affirmed the District Court. A combined petition for rehearing and rehearing en banc was denied on May 23, 2007. The mandate of the Court of Appeals was issued on May 30, 2007.

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that the Company infringed U.S. Patent No. 6,766,304, which was issued on July 20, 2004, and U.S. Patent 6,772,132, which was issued on August 3, 2004. TT later added eSpeed International, EccoWare Ltd., and Ecco LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes the case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and Ecco’s products fall outside the scope of TT’s patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 31, 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed’s and Ecco’s products. As a result, the remaining products at issue in the case are the versions of the eSpeed and Ecco products that have not been on the market since approximately year end 2004. TT has moved for reconsideration of the June 20, 2007 summary judgment ruling. Expert discovery and some limited fact discovery is ongoing and a trial date has been set for September 10, 2007. If TT ultimately prevails, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. We are unable to estimate a possible loss or range of losses in connection with this matter.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc.
(Registrant)

/s/ Howard W. Lutnick
Howard W. Lutnick
Chairman of the Board, Chief Executive Officer and President

/s/ Frank V. Saracino
Frank V. Saracino
Interim Chief Accounting Officer

Date: August 23, 2007