Form 10-Q
period 2007-09-30
ESPEED INC
filed 2007-11-09
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, the registrant had 30,037,633 shares of Class A common stock, $0.01 par value, and 20,497,800 shares of Class B common stock, $0.01 par value, outstanding.

eSpeed, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

eSpeed, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except per share data)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$11,141	$21,838
Reverse repurchase agreements with related parties (Note 9)	92,326	166,009

Total cash and cash equivalents	103,467	187,847
Marketable securities	2,393	—
Secured loan receivable from related party (Note 10)	80,000	—
Fixed assets, net	60,680	57,443
Investments	8,700	7,780
Goodwill	12,184	12,184
Other intangible assets, net	5,984	6,949
Receivable from related parties (Note 10)	14,325	7,145
Other assets	13,862	13,725

Total assets	$301,595	$293,073

Liabilities and Stockholders’ Equity
Current liabilities:
Payable to related parties (Note 10)	$9,457	$7,751
Accounts payable and accrued liabilities	40,907	24,129

Total current liabilities	50,364	31,880
Deferred revenue	7,069	8,114

Total liabilities	57,433	39,994

Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 200,000 shares authorized; 36,459 and 36,407 shares issued at September 30, 2007 and December 31, 2006, respectively, and 29,957 and 29,905 shares outstanding at September 30, 2007 and December 31, 2006, respectively	365	364
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 20,498 shares issued and outstanding at September 30, 2007 and December 31, 2006, convertible to Class A common stock	205	205
Additional paid-in capital	302,555	299,682
Treasury stock, at cost: 6,502 shares of Class A common stock at September 30, 2007 and December 31, 2006	(62,597)	(62,597)
Retained earnings	3,722	15,425
Accumulated other comprehensive loss	(88)	—

Total stockholders’ equity	244,162	253,079

Total liabilities and stockholders’ equity	$301,595	$293,073

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	2007	2006
		Restated Note 18
Revenues:
Transaction revenues:
Fully electronic transactions with related parties (Note 10)	$16,150	$14,598
Fully electronic transactions with unrelated parties	171	2,154

Total fully electronic transactions	16,321	16,752
Voice-assisted brokerage transactions with related parties (Note 10)	7,214	6,125
Screen-assisted open outcry transactions with related parties (Note 10)	2,349	1,398

Total transaction revenues	25,884	24,275
Software Solutions fees from related parties (Note 10)	9,257	7,444
Software Solutions and licensing fees from unrelated parties	2,716	3,914
Interest income	2,527	2,470

Total revenues	40,384	38,103

Expenses:
Compensation and employee benefits	16,022	13,616
Occupancy and equipment:
Amortization of software development costs and other intangible assets	4,800	5,691
Other occupancy and equipment	8,510	8,130
Administrative fees to related parties (Note 10)	3,345	2,616
Professional and consulting fees	6,050	2,639
Communications and client networks	2,224	2,088
Marketing	244	145
Loss contingency	3,500	—
Acquisition related costs	1,598	2,026
Other expenses	3,372	1,888

Total operating expenses	49,665	38,839

Loss before income taxes	(9,281)	(736)

Income tax benefit	(3,276)	(210)

Net loss	$(6,005)	$(526)

Per share data:
Basic loss per share	$(0.12)	$(0.01)

Diluted loss per share	$(0.12)	$(0.01)

Basic weighted average shares of common stock outstanding	50,455	50,176

Diluted weighted average shares of common stock outstanding	50,455	50,176

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2007	2006
		Restated Note 18
Revenues:
Transaction revenues:
Fully electronic transactions with related parties (Note 10)	$48,311	$45,983
Fully electronic transactions with unrelated parties	1,978	4,793

Total fully electronic transactions	50,289	50,776
Voice-assisted brokerage transactions with related parties (Note 10)	20,993	20,028
Screen-assisted open outcry transactions with related parties (Note 10)	6,151	4,262

Total transaction revenues	77,433	75,066
Software Solutions fees from related parties (Note 10)	26,947	22,893
Software Solutions and licensing fees from unrelated parties	9,057	11,285
Insurance recovery from related parties (Note 3)	—	3,500
Interest income	7,537	6,925

Total revenues	120,974	119,669

Expenses:
Compensation and employee benefits	45,235	39,846
Occupancy and equipment:
Amortization of software development costs and other intangible assets	15,171	18,078
Other occupancy and equipment	26,916	28,409
Administrative fees to related parties (Note 10)	10,330	9,713
Professional and consulting fees	13,056	6,774

Impairment of long-lived assets	4,010	—
Communications and client networks	6,511	6,115
Marketing	700	742
Loss contingency	3,500	—
Amortization of non-employee securities	—	19
Acquisition related costs	5,305	2,026
Other expenses	8,244	5,848

Total operating expenses	138,978	117,570

(Loss) income before income taxes	(18,004)	2,099

Income tax (benefit) provision	(6,510)	885

Net (loss) income	$(11,494)	$1,214

Per share data:
Basic (loss) earnings per share	$(0.23)	$0.02

Diluted (loss) earnings per share	$(0.23)	$0.02

Basic weighted average shares of common stock outstanding	50,442	50,243

Diluted weighted average shares of common stock outstanding	50,442	51,206

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. & Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
		Restated Note 18
Cash flows from operating activities:

Net (loss) income	$(11,494)	$1,214
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,559	27,564
Impairment of capitalized software costs	4,010	—
Gain on insurance recovery from related parties (Note 3)	—	(3,500)
Equity in net loss (income) of unconsolidated investments	413	(33)
Deferred income tax expense	(5,049)	(841)
Stock-based compensation	2,513	1,719
Tax benefit from stock-based compensation	44	106
Excess tax benefit from stock-based compensation	(49)	(47)
Recognition of deferred revenue	(3,915)	(2,857)

Changes in operating assets and liabilities:
Receivable from related parties (Note 10)	(7,180)	(744)
Other assets	(1,244)	(4,573)
Payable to related parties (Note 10)	1,706	(2,115)
Accounts payable and accrued liabilities	21,423	11,732
Deferred revenue	2,870	2,517

Net cash provided by operating activities	27,607	30,142

Cash flows used in investing activities:
Secured loan to related party (Note 10)	(80,000)	—
Purchase of fixed assets	(12,944)	(8,755)
Purchase of marketable securities	(2,481)	—
Capitalization of software development costs	(16,148)	(11,658)
Insurance proceeds from related parties (Note 3)	—	3,500
Capitalization of patent defense and registration costs	(1,332)	(1,011)
Decrease in restricted cash	1,827	—
Purchase of investment	(750)	—

Net cash used in investing activities	(111,828)	(17,924)

Cash flows (used in) provided by financing activities:
Repurchase of Class A common stock	(373)	—
Proceeds from exercises of stock options	165	421
Excess tax benefit from stock-based compensation	49	47

Net cash (used in) provided by financing activities	(159)	468

Net (decrease) increase in cash and cash equivalents	(84,380)	12,686

Cash and cash equivalents at beginning of period	21,838	37,070
Reverse repurchase agreements with related parties at beginning of period (Note 9)	166,009	141,365

Total cash and cash equivalents at beginning of period	187,847	178,435

Cash and cash equivalents at end of period	11,141	94,149
Reverse repurchase agreements with related parties at end of period (Note 9)	92,326	96,972

Total cash and cash equivalents at end of period	$103,467	$191,121

Supplemental cash information—Cash paid for income taxes	$122	$145

Supplemental disclosure of non-cash investing activities—Contribution of net fixed assets to related party	$(583)	—

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

It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Consolidated Statement of Financial Condition at December 31, 2006, was derived from the audited financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

At the FIN 48 adoption date of January 1, 2007, the Company had $1.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recorded a cumulative effect adjustment of $0.2 million as a decrease to its January 1, 2007 retained earnings for the accrued interest expense on the unrecognized tax benefit. The Company recognizes interest and penalties related to uncertain tax positions as an accrued expense. At September 30, 2007, the Company had $1.7 million of unrecognized tax benefits. During the first nine months of 2007, the Company expensed less than $0.1 million of interest expense related to the unrecognized tax benefit. As of September 30, 2007, the Company had approximately $0.3 million of accrued interest related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state/local or non-U.S. income tax examination by tax authorities for years prior to 2003, 1999 and 2000, respectively.

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

4.	Fixed Assets, Net

Fixed assets, net as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Computer and communication equipment	$53,321	$53,305
Software, including software development costs	106,918	96,036
Leasehold improvements and other fixed assets	12,592	4,887

	172,831	154,228
Less: accumulated depreciation and amortization	(112,151)	(96,785)

Fixed assets, net	$60,680	$57,443

Depreciation expense was $2.5 million and $3.2 million for the three months ended September 30, 2007 and 2006, respectively. Depreciation expense was $8.5 million and $9.5 million for the nine months ended September 30, 2007 and 2006, respectively. Depreciation is included in the accompanying Condensed Consolidated Statements of Operations under the caption “Other occupancy and equipment”.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended September 30, 2007 and 2006, software development costs totaling $5.1 million and $4.1 million, respectively, were capitalized. During the nine months ended September 30, 2007 and 2006, software development costs totaling $16.1 and $11.7 million, respectively, were capitalized. For the three months ended September 30, 2007 and 2006, the Company’s Condensed Consolidated Statements of Operations included $4.2 million and $3.9 million, respectively, in relation to the amortization of software development costs. For the nine months ended September 30, 2007 and 2006, the Company’s Condensed Consolidated Statements of Operations included $12.8 million and $12.8 million, respectively, in relation to the amortization of software development costs. The amortization of software development costs for the three and nine months ended September 30, 2006 included approximately zero and $1.2 million of accelerated amortization due to the anticipated early retirement of certain of the Company’s internally developed software which was replaced in the second quarter of 2006. There was no accelerated amortization for the three and nine months ended September 30, 2007.

Impairment charges of $4.0 million were recorded during the nine months ended September 30, 2007 primarily related to discarded software development. Impairment charges related to fixed assets are recorded under the caption “Impairment of long-lived assets” in the accompanying Consolidated Statements of Operations.

5.	Other Intangible Assets, Net

Other intangible assets, net as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Patents, including capitalized legal costs	$32,301	$(28,974)	$3,327	$30,970	$(27,102)	$3,868
Acquired intangibles:
Existing technology	2,832	(1,675)	1,157	2,832	(1,251)	1,581
Customer contracts	412	(412)	—	412	(412)	—

Total intangible assets subject to amortization	$35,545	$(31,061)	$4,484	$34,214	$(28,765)	$5,449

Horizon license	1,500	—	1,500	1,500	—	1,500

Total other intangible assets	$37,045	$(31,061)	$5,984	$35,714	$(28,765)	$6,949

During the three months ended September 30, 2007 and 2006, the Company recorded intangible amortization expense of $0.6 million and $1.8 million, respectively, which is included under the caption “Amortization of software development costs and other intangible assets” in the accompanying Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2007 and 2006, the Company recorded intangible amortization expense of $2.3 and $5.4 million, respectively, under the caption “Amortization of software development costs and other intangible assets” in the accompanying Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense for the remainder of 2007 and each of the next four fiscal years is as follows: $0.5 million in 2007, $2.0 million in 2008, $2.0 million in 2009, $1.5 million in 2010 and $1.6 million in 2011.

Patents

Wagner Patent: In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the “Wagner Patent”) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Wagner Patent expired on February 20, 2007.

The Company purchased the Wagner Patent from ETS for an initial payment of $1.75 million in cash and 24,334 shares of the Company’s Class A common stock valued at $0.5 million. In order to perfect and defend the Company’s rights under the Wagner Patent, the Company incurred substantial legal costs. As of September 30, 2007 and December 31, 2006, the Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was zero and $0.6 million at September 30, 2007 and December 31, 2006, respectively. The Company recorded amortization expense of zero and $1.2 million for the three months ended September 30, 2007 and 2006, respectively. The Company recorded amortization expense of $0.6 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively.

During the three months ended September 30, 2007 and 2006, the Company recognized revenue from the Wagner Patent of zero and $2.5 million, respectively, which was included in “Software Solutions and licensing fees from unrelated parties” in the accompanying Condensed Consolidated Statements of Operations. Additionally, the Company recognized fully electronic transactions revenue from the Wagner Patent of zero and $1.9 million for the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, the Company recognized revenue from the Wagner Patent of $1.6 million and $7.5 million, respectively, which was included in “Software Solutions and licensing fees from unrelated parties” in the accompanying Condensed Consolidated Statements of Operations. Additionally, the Company recognized fully electronic transactions revenue from the Wagner Patent of $1.3 million and $4.3 million for the nine months ended September 30, 2007 and 2006, respectively. As of February 20, 2007, the Company no longer receives revenues from this Patent.

Lawrence Patent: In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the “Lawrence Patent”) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014.

The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company’s Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. During the second quarter of 2005, the Company entered into an Amendment Agreement to amend the Purchase Agreement related to the Lawrence Patent. Pursuant to the Amendment Agreement, the Company will be required to pay $0.5 million over four years. Additional payments are contingent upon the generation of related revenues. The carrying value of the Lawrence Patent was $1.0 million and $1.1 million at September 30, 2007 and December 31, 2006, respectively.

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

Other: The Company has incurred costs in connection with various patent applications. The Company capitalized $1.4 million and $1.6 million of such legal costs for the nine months ended September 30, 2007 and 2006, respectively. The carrying value of the capitalized costs related to patent applications was $2.3 million and $2.1 million at September 30, 2007 and December 31, 2006, respectively.

Acquired Intangible Assets

In connection with the acquisition of ITSEcco Holdings Limited and its subsidiaries (“Ecco”) in October 2004, the Company recorded $3.2 million of purchased intangibles. The purchased intangibles consist of $2.8 million in existing technology and $0.4 million of customer contracts, which are amortized on a straight-line basis over their estimated useful lives of five years and two years, respectively. The customer contracts were fully amortized in 2006. The carrying value of the existing technology was $1.2 million and $1.6 million as of September 30, 2007 and December 31, 2006, respectively.

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

6.	Other Supplementary Balance Sheet Information

Marketable Securities

Marketable securities at September 30, 2007 were $2.4 million, of which all were equity securities. These marketable securities were classified as available-for-sale, and were reported at fair value with the accumulated unrealized loss included under the caption “Accumulated other comprehensive loss” in the accompanying Condensed Consolidated Statements of Financial Condition. The Company did not own marketable securities at December 31, 2006. On an ongoing basis, the Company evaluates its investment in equity securities to determine if a decline in fair value is other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge will be included within the Company’s Condensed Consolidated Statements of Operations, and a new cost basis in the investment will be established.

Other Assets

Other assets at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Licensing fees and other receivables	$4,819	$8,157
Pre-paid expenses	2,847	3,140
Restricted cash	302	2,129
Income tax receivable	720	—
Deferred tax asset	4,832	—
Other assets	342	299

	$13,862	$13,725

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Deferred revenue	$1,198	$1,748
Current income tax payable	—	964
Deferred tax liability	1,743	1,963
Other taxes payable	1,679	2,564
Accrued professional fees	15,598	6,193
Accrued compensation	8,863	435
Bank overdraft	1,130	1,763
Loss contingency	3,500	—
Other accrued liabilities	7,196	8,499

	$40,907	$24,129

7.	Commitments and Contingencies

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

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that the Company infringed U.S. Patent No. 6,766,304, which was issued on July 20, 2004, and U.S. Patent 6,772,132, which was issued on August 3, 2004. TT later added eSpeed International, EccoWare Ltd., and Ecco LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes the case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and Ecco’s products fall outside the scope of TT’s patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 31, 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed’s and Ecco’s products. As a result, the remaining products at issue in the case are the versions of the eSpeed and Ecco products that have not been on the market since approximately year end 2004. On October 10, 2007, a jury rendered a verdict that eSpeed and Ecco willfully infringed the patents in suit, and that eSpeed did not invalidate the patents. The jury awarded damages to TT in the amount of $3.5 million. In accordance with SFAS No. 5, the Company has thus established a legal reserve for $3.5 million. That damage award may be increased or decreased by the Court. In the coming months there will be a bench trial, at which time eSpeed intends to produce additional arguments that the patents are invalid, and arguments that the patents are unenforceable. If TT ultimately prevails, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases.

In addition to the matters discussed above, we are involved in other legal proceedings that have arisen in the ordinary course of business. None of the currently pending matters are expected to have a material adverse impact on our financial position but may be material to our results of operations or cash flows in a given period.

8.	Investments

Investments as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Freedom International Brokerage	$7,061	$7,043
EIP Holdings	796	734
Aqua Securities, LP	840	—
Tradespark	3	3

Total Investments	$8,700	$7,780

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

For the three months ended September 30, 2007 and 2006, the Company’s share of Freedom’s net (loss) income was approximately $10,000 and $(8,000), respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2007 and 2006, the Company’s share of Freedom’s net income was approximately $19,000 and $17,000 respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations.

Tradespark: The Company has a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings. The Company’s net income (loss) from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $18,000, and $(4,000) for the three months ended September 30, 2007 and 2006, respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations. The Company’s net income from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $61,000, and $17,000 for the nine months ended September 30, 2007 and 2006, respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations.

Aqua Securities, LP: In January 2007, the Company announced the formation of Aqua Securities, LP (“Aqua”), an alternative electronic trading platform which will offer new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Both companies collectively have contributed financial, professional, and technology assets to the new venture, which will include all of the Company’s former equities order routing business. In April 2007, the Company received certain National Association of Securities Dealers (“NASD”) approvals. In June 2007, the Company contributed to Aqua $750,000 cash and technology assets with a net book value of approximately $583,000. For the three months ended September 30, 2007 and 2006, the Company’s share of Aqua’s net loss was approximately $344,000 and zero, respectively. For the nine months ended September 30, 2007 and 2006, the Company’s share of Aqua’s net loss was $496,000 and zero, respectively and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations. In October 2007, the Company further contributed to Aqua $367,500 cash and technology assets with a net book value of approximately $480,000.

9.	Reverse Repurchase Agreements

Cash and cash equivalents at September 30, 2007 and December 31, 2006 included $92.3 million and $166.0 million, respectively, of reverse repurchase agreements with Cantor. The Company enters into reverse repurchase agreements with Cantor as short-term investments as part of its overall cash management strategy. The Company’s reverse repurchase agreements mature on a next day basis. Interest rates for the reverse repurchase agreements are reset daily and approximate market rates, which are based on the Federal Funds Rate and the quality of the underlying collateral.

Reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at fair value, approximated by the contractual amount for which the securities can be resold, including accrued interest. It is the Company’s policy to require collateral with a market value equal to or in excess of the principal amount deposited. All collateral is held in third-party custodial accounts. The value and eligibility of the collateral deposited are determined daily by the third-party custodian, and the Company may require Cantor to deposit additional collateral or return amounts deposited when appropriate. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are not permitted to be resold or repledged. Cash and collateral for each reverse repurchase agreement are settled daily. Of the $92.3 million held in reverse repurchase agreements at September 30, 2007, $82.2 million is fully collateralized by U.S. government securities, and $10 million is fully collateralized by eligible equity securities. The fair value of such collateral at September 30, 2007 and December 31, 2006 totaled $95.0 million and $177.5 million, respectively.

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

Revenue Sharing Arrangements

Under the JSA, as well as under services agreements with BGC, Freedom and CO2e, the Company owns and operates the electronic trading systems and is responsible for providing electronic brokerage services, and BGC, Freedom, and CO2e provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions in U.S. Treasuries, the Company receives 65% of the transaction revenues and Cantor, BGC or Freedom receive 35% of the transaction revenues. For a four-year period beginning on July 1, 2006, the 65%/35% revenue share between eSpeed and Freedom is paid on net transaction revenues, which are calculated after deductions of all electronic business-related broker commission payments (up to a 45% broker payout). With respect to other fully electronic transactions, the following provisions are discussed below.

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

The Company is authorized to pay directly to BGC or Cantor brokers up to 10% of gross revenues on increased electronic trading on the eSpeed system by customers of such brokers in certain products. These payments are intended to provide incentive to voice brokers to encourage additional electronic trading on the eSpeed system by their customers and are solely in the discretion of management. In addition, BGC is authorized to pay directly to eSpeed sales personnel or to eSpeed or its affiliate’s discretionary payments of commissions’ generated by eSpeed sales personnel. These payments are intended to provide incentive to eSpeed sales personnel to encourage additional voice brokered and hybrid trading.

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

Under various services agreements, the Company has agreed to provide Cantor, BGC, Freedom and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, the Company charges Cantor, BGC and Freedom actual direct (compensation) and indirect costs (rent, maintenance, equipment and communications) of providing such services, and receives payment on a monthly basis. The indirect costs are generally determined using headcount as the basis for such change. These services are provided to CO2e and to Cantor with respect to its Gaming Business at no additional cost other than the revenue sharing arrangement set forth above. Also, in connection with Cantor’s Gaming Business, the Company has agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its written request in exchange for payment by Cantor of all of the direct costs for such items.

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

Administrative Services Agreement

Under an Administrative Services Agreement (as defined below), Cantor provides various administrative services to eSpeed, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct (compensation) and indirect costs (rent, maintenance, equipment and communications), of providing these services. The indirect costs are generally determined using headcount as the basis for such change. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months prior notice by either eSpeed or Cantor. eSpeed incurred administrative fees for such services during the three months ended September 30, 2007 and 2006 totaling $3.3 million and $2.6 million, respectively. eSpeed incurred administrative fees for such services during the nine months ended September 30, 2007 and 2006, totaling $10.3 million and $9.7 million. Cantor is also authorized to provide these administrative services to the Aqua business.

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

Other Transactions

At September 30, 2007, the Company had $92.3 million of reverse repurchase agreements with Cantor (see Note 9, Reverse Repurchase Agreements, for more information regarding these arrangements).

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

In January 2007, the Company announced the formation of Aqua Securities Holdings, an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Both companies collectively have contributed financial, professional, and technology assets to the new venture, which will include all of the Company’s former equities order routing business. See Note 8, Investments, for information regarding the accounting.

eSpeed currently enters into reverse repurchase agreements with Cantor and its affiliates as short-term investments as part of its overall cash management strategy (See Note 9, Reverse Repurchase Agreements). As an alternative to its policy of investing its cash in reverse repurchase agreements with Cantor, on July 26, 2007, eSpeed entered into a Secured Promissory Note and Pledge Agreement (the “Secured Loan”) with Cantor in which eSpeed agreed to lend to Cantor up to $100 million (the “Secured Loan Amount”) on a secured basis from time to time. The Secured Loan is guaranteed by a pledge of eSpeed Class A or Class B Common Stock owned by Cantor equal to 125% of the outstanding Secured Loan amount, as determined on a next day basis. The Secured Loan bears interest at the market rate for equity repurchase agreements plus 0.25% and is payable on demand. The Secured Loan was approved by eSpeed’s Audit Committee. At September 30, 2007, the outstanding balance of the Secured Loan was $80 million. On November 8, 2007, the Company received $80 million from Cantor as repayment of the outstanding balance from the Secured Loan.

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

Restricted Stock Units

A summary of the activity associated with restricted stock units for the nine months ended September 30, 2007 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance December 31, 2006	350,539	$9.06
Granted	8,641	8.10
Vested	(4,069)	8.60
Forfeited	(18,228)	8.80

Balance September 30, 2007	336,883	$9.06	0.4

Restricted stock units granted to employees have historically vested one year from date of grant. Restricted stock units granted to employees during 2006 vest over a two-year period, with 67% vesting on the first anniversary date. During the nine months ended September 30, 2007, no restricted stock units were granted to employees. Restricted stock units received by each non-employee director for their appointment or initial election to the Board of Directors vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of the Board at the opening of business on such date. During the nine months ended September 30, 2007, 8,641 restricted stock units were granted to a newly appointed non-employee director. The fair value of the restricted stock units is determined on the date of grant based on the market value of Class A common stock, and is recognized, net of the effect of estimated forfeitures, over the vesting period. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates. At September 30, 2007, there was approximately $0.8 million of total unrecognized compensation expense related to unvested restricted stock units granted under the LT Plan. Total compensation expense related to the restricted stock units before associated income taxes was approximately $ 0.3 million and $1.2 million for the three and nine months ended September 30, 2006, respectively. Total compensation expense related to the restricted stock units before associated income taxes was approximately $0.5 million and $1.3 million for the three and nine months ended September 30, 2007, respectively.

Stock Options

A summary of the activity associated with stock options for the nine months ended September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance December 31, 2006	15,164,882	$14.86
Granted	—	—
Exercised	(32,192)	5.10

Forfeited	(480,319)	16.75

Balance September 30, 2007	14,652,371	14.82	5.1	$8,070,315

Options exercisable at September 30, 2007	13,739,704	$15.23	4.8	$8,016,859

During the nine months ended September 30, 2007, the Company did not grant any stock options. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A common stock for the 2.7 million options that were in-the-money at September 30, 2007. During the nine months ended September 30, 2007 and 2006, the aggregate intrinsic value of options exercised was $0.1 million and $0.3 million, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options generally vest ratably and on a quarterly basis over four years from the grant date. At September 30, 2007, there was approximately $4.3 million of total unrecognized compensation expense related to unvested stock options granted under the LT Plan. That expense is expected to be recognized over a weighted-average period of approximately two years. Total compensation expense related to employee stock options before associated income taxes was approximately $0.4 million and $1.1 million, for the three and nine months ended September 30, 2007, respectively. Total compensation expense related to employee stock options before associated income taxes was approximately $0.1 million and $0.2 million, for the three and nine months ended September 30, 2006, respectively.

The fair value of each stock option award granted is estimated as of the date of grant using a Black-Scholes option pricing model. Expected volatilities are estimated using historical volatility of the Company’s Class A common stock over a preceding period commensurate with the expected term of the options. The expected term of the options represents the period of time that options granted are expected to be outstanding. For options granted subsequent to the adoption of SFAS 123R, the expected term of options granted is derived from the simplified method allowed by Staff Accounting Bulletin No. 107 because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield was assumed to be zero in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. In addition, the Company uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for the three and nine months ended September 30, 2007 was immaterial. Groups of award recipients that have different exercise behavior are considered separately for valuation purposes.

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

The partnership unit awards are accounted for as liability awards under SFAS 123R. The fair value of the liability awards at September 30, 2007 was approximately $0.3 million. For the awards that are not fully vested at grant date, the Company will recognize non-cash compensation expense for the fair value of the awards as the awards are amortized over the stated vesting periods. For the awards that are fully vested on the date of grant, the Company will recognize non-cash compensation expense at grant date for the fair value of the awards. The liability incurred for such awards will be re-measured at the end of every reporting period, and accordingly, any changes in the fair value of such liability will be recorded by the Company as a non-cash compensation expense. In addition, the quarterly distributions on such units will be included in the Company’s compensation expense as a non-cash charge. For the three and nine months ended September 30, 2007, the Company recognized a non-cash charge of $0.1 million and $0.3 million, respectively, related to the partnership units in Cantor. None of the costs of the various benefits provided under the partnership units in Cantor has been or will be paid by eSpeed; however, eSpeed records a non-cash charge included in the accompanying Condensed Consolidated Statements of Operations under the caption “Compensation and employee benefits,” for the amounts that have been or will be paid to the employees by Cantor, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by Cantor.

Business Partner Warrants

A summary of the activity associated with business partner warrants for the nine months ended September 30, 2007 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance December 31, 2006	1,986,269	$27.04
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance September 30, 2007	1,986,269	$27.04	3.1

There was no expense related to the business partner warrants during the three and nine months ended September 30, 2007 and 2006, respectively.

12.	Comprehensive (Loss) Income

The components of comprehensive (loss) income were as follows:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Net loss	$(6,005)	$(526)
Other comprehensive loss—Change in available-for-sale-securities	(111)	—

Comprehensive loss	$(6,116)	$(526)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net (loss) income	$(11,494)	$1,214
Other comprehensive loss—Change in available-for-sale-securities	(88)	—

Comprehensive (loss) income	$(11,582)	$1,214

13.	Capitalization

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

During the nine months ended September 30, 2007 and 2006, the Company issued approximately 32,000 and 83,000 shares, respectively, of Class A common stock related to the exercise of employee stock options. In addition, during the nine months ended September 30, 2007, the Company issued approximately 16,000 shares related to the Company’s matched 2006 employee contributions to the eSpeed, Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates.

The Company’s Board of Directors has authorized the repurchase of up to $100 million of outstanding Class A common stock. During each of the nine months ended September 30, 2007 and 2006, the Company repurchased no shares of the Company’s Class A common stock under this plan. At September 30, 2007, the Company has approximately $58.2 million remaining from its $100 million buyback authorization.

14.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or restrictions lapsed, resulting in the issuance of common shares that would then share in the earnings of the Company.

The following is a reconciliation of the basic and diluted (loss) earnings per share computations:

	Three Months Ended September 30,
	2007	2006
	(in thousands, except per share data)
Net loss	$(6,005)	$(526)
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation	50,455	50,176
Diluted effect of:
Stock options	—	—

Restricted stock units	—	—
Business partner warrants	—	—

	Three Months Ended September 30,
	2007	2006
	(in thousands, except per share data)
Weighted average shares used in diluted computation	50,455	50,176
Loss per share
Basic	$(0.12)	$(0.01)

Diluted	$(0.12)	$(0.01)

For the three months ended September 30, 2007 and 2006, approximately 17.0 million and 16.7 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

	Nine Months Ended September 30,
	2007	2006
	(in thousands, except per share data)
Net (loss) income	$(11,494)	$1,214
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation	50,442	50,243
Diluted effect of:
Stock options	—	864
Restricted stock units	—	99
Business partner warrants	—	—

Weighted average shares used in diluted computation	50,442	51,206
(Loss) earnings per share
Basic	$(0.23)	$0.02

Diluted	$(0.23)	$0.02

For the nine months ended September 30, 2007 and 2006, approximately 16.9 million and 16.7 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

15.	Regulatory Capital Requirements

Through its subsidiary, eSpeed Brokerage, Inc., formerly eSpeed Government Securities, Inc., the Company is subject to SEC broker-dealer regulation under Rule 17a-3 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined. At September 30, 2007, eSpeed Brokerage, Inc. had net capital of $42,796,743 which was in excess of minimum requirements of $97,067 by $42,699,765. The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from eSpeed Brokerage, Inc.

16.	Proposed Merger

On May 29, 2007, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger”) with BGC Partners, Inc. (“BGC”) pursuant to which eSpeed will acquire BGC for an aggregate of 133,860,000 shares of eSpeed common stock valued at $9.75 per share. The surviving company will be renamed BGC Partners, Inc. Cantor is the controlling shareholder of both the Company and BGC. The Merger, which was recommended by the Company’s Special Committee and unanimously approved by the Company’s Board of Directors, is subject to eSpeed stockholder approval, Financial Services Authority, NASD and other regulatory approvals, and customary closing conditions, and is expected to close in the first quarter of 2008.

During the three months and nine months ended September 30, 2007, the Company recorded $1.6 and $5.3 million, respectively, of acquisition costs with respect to the Merger.

17.	Segment and Geographic Information

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

Transaction revenues by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Transaction revenues:
Europe	$7,552	$7,019	$22,960	$21,570
Asia	1,112	651	3,072	2,297

Total Non Americas	8,664	7,670	26,032	23,867

Americas	17,220	16,605	51,401	51,199

Total	$25,884	$24,275	$77,433	$75,066

Assets by geographic area were as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Total assets:
Europe	$29,301	$28,252
Asia	1,348	1,240

Total Non Americas	30,649	29,492

Americas	270,946	263,581

Total	$301,595	$293,073

18.	Restatement

During the third quarter of 2007, management became aware that certain revenues and expenses related to a portion of the development of related party software covered under the Company’s JSA, required restatement. The Company had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. The Company has now concluded that some of these paid fees should have been deferred and recognized ratably over the future period when such software will be used to provide services to Cantor. The restatement correction reduced revenue from previous periods, thereby creating a deferred revenue liability. The restatement also corrected amortization expense that was recorded in connection with the determination of the period of benefit provided by the developed software.

Specifically, Software Solutions fees from related parties revenue has been restated to defer recognition over the period in which such fees are earned. Accordingly, the Company has restated its previously reported consolidated financial statements for the three and nine months ended September 30, 2006 and all related financial information and disclosures.

The restatement had no effect on net cash flows as shown in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006. A summary of the effects of the restatement is included in the table below.

	For the three months ended September 30 2006
(In thousands)	Previously Reported	Restated
Condensed Consolidated Statements of Operations:
Software Solutions fees from related parties	$7,417	$7,444
Total revenues	38,076	38,103
Amortization of software development costs and other intangible assets	5,738	5,691
Total operating expenses	38,886	38,839
Loss before income taxes	(810)	(736)
Income tax benefit	(306)	(210)
Net loss	(504)	(526)

	For the nine months ended September 30 2006
(In thousands)	Previously Reported	Restated
Condensed Consolidated Statements of Operations:
Software Solutions fees from related parties	$22,805	$22,893
Total revenues	119,581	119,669
Amortization of software development costs and other intangible assets	18,255	18,078
Total operating expenses	117,747	117,570
Income before income taxes	1,834	2,099
Provision for Income Taxes	694	885
Net income	1,140	1,214

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

eSpeed, Inc. will be referred to as “eSpeed” and, together with its subsidiaries, as the “Company”, “we”, “us” or “our.”

Introduction

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2007 and 2006. This discussion is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Report. This discussion gives effect to the restatement discussed in Note 18 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Restatement

During the third quarter of 2007, management became aware that certain revenues and expenses related to a portion of the development of related party software covered under the Company’s JSA, required restatement. The Company had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. The Company has now concluded that some of these paid fees should have been deferred and recognized ratably over the future period when such software will be used to provide services to Cantor. The restatement correction reduces revenue from current periods, thereby creating a deferred revenue liability. The restatement also corrects the amortization expense that was recorded in connection with the determination of the period of benefit provided by the developed software.

Specifically, Software Solutions fees from related parties revenue has been restated to defer recognition over the period in which such fees are earned. Accordingly, the company has restated its previously reported consolidated financial statements for the three and nine months ended September 30, 2006, and all related disclosures.

The restatement had no effect on net cash flows as shown in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006.

A summary of the effects of the restatement is included in the table below.

	For the three months ended September 30 2006
(In thousands)	Previously Reported	Restated
Condensed Consolidated Statements of Operations:
Software Solutions fees from related parties	$7,417	$7,444
Total revenues	38,076	38,103
Amortization of software development costs and other intangible assets	5,738	5,691
Total operating expenses	38,886	38,839
Loss before income taxes	(810)	(736)
Income tax benefit	(306)	(210)
Net loss	(504)	(526)

	For the nine months ended September 30 2006
(In thousands)	Previously Reported	Restated
Condensed Consolidated Statements of Operations:
Software Solutions fees from related parties	$22,805	$22,893
Total revenues	119,581	119,669
Amortization of software development costs and other intangible assets	18,255	18,078
Total operating expenses	117,747	117,570
Income before income taxes	1,834	2,099
Provision for Income Taxes	694	885
Net income	1,140	1,214

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

On May 29, 2007, we announced that we had entered into an Agreement and Plan of Merger (the “Merger”) with BGC Partners, Inc. (“BGC”) pursuant to which we will acquire BGC for an aggregate of 133,860,000 shares of eSpeed common stock valued at $9.75 per share. The surviving company will be renamed BGC Partners, Inc. Cantor Fitzgerald, L.P is the controlling shareholder of both the Company and BGC. The Merger, which was recommended by the Company’s Special Committee and unanimously approved by the Company’s Board of Directors, is subject to eSpeed stockholder approval, FSA, NASD and other regulatory approvals, and customary closing conditions, and is expected to close in the first quarter of 2008.

For the third quarter of 2007, we had total revenues, total operating expenses, and a net loss of $40.4 million, $49.7 million and $6.0 million, respectively, compared with the third quarter of 2006 of $38.1 million, $38.8 million and $0.5 million, respectively. We experienced strong results from our fully electronic, voice-assisted brokerage and screen-assisted open outcry transactions with related parties businesses as well as increased Software Solutions fees. These year-on-year results were offset by Wagner Patent revenues of zero and $4.4 million for the three months ended September 30, 2007 and 2006, respectively. The Wagner Patent expired on February 20, 2007, and we therefore no longer receive revenues related to this patent. Total operating expenses increased during the third quarter of 2007 primarily as a result of increased compensation, professional and consulting costs, acquisition costs related to the Merger and litigation costs. This increase was partially offset by lower amortization costs due to the expiration of the Wagner Patent.

On October 10, 2007, a jury rendered a verdict that eSpeed and Ecco willfully infringed the patents in suit, and that eSpeed did not invalidate the patents. The jury awarded damages to TT in the amount of $3.5 million. That damage award may be increased or decreased by the Court. As such, we have accrued a loss contingency of $3.5 million for the three months ended September 30, 2007. (for more information, see Note, 7, Commitment and Contingencies, to the Condensed Consolidated Financial Statements).

We continue to expect lower revenue and operating results in 2007 as compared with 2006. The Wagner Patent, which contributed 2006 fully electronic revenues from unrelated parties and Software Solutions and licensing fees from unrelated parties of $6.2 million and $11.7 million, respectively, expired on February 20, 2007. While we have some uncertainty regarding our licensing fee revenues, we have a broad intellectual property patent portfolio that we believe is highly valuable. We do not expect revenues in 2007 related to insurance recovery from related parties or grant proceeds. We anticipate our expenses will exceed 2006 as a result of the Merger and litigation costs, combined with our continued investment in technology to support our affiliated voice brokers, and anticipated progression of our new products which will be offset by lower amortization costs as a result of the expiration of the Wagner Patent.

U.S. Treasuries

We consider the trading of U.S. Treasury securities to be both a foundation for our Company and an area for potential incremental growth. For the nine months ended September 30, 2007, we experienced growth in our overall trading volumes versus the same period in 2006. We believe that this growth is the result of a solid foundation of customer relationships, our proprietary technology, the continuation of fixed price arrangements with our largest customers, and the impact of trading incentives at marginally lower commissions contained in many of our tailored pricing arrangements. Despite our increased trading volumes, our fully electronic revenue per transaction declined during the nine months ended September 30, 2007. This decline was due to an increase in trading volumes among those customers with fixed components to their pricing contracts.

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

Hybrid Voice and Screen-Assisted Products

Our integrated hybrid voice-assisted model provides us a significant long-term pipeline opportunity, both in terms of fully electronic transaction volume and for increased revenues across our product offerings. The lifecycle of our hybrid model is the maturity of a marketplace from telephones to computer-assisted trading. Historically, new markets have initially tended to trade by voice alone. As volumes increase and the structure and characteristics of a market standardize over time, the potential to leverage technology and create new hybrid and fully electronic traded products increases, thereby allowing us to generally capture up to 65% revenue share versus 7% for voice-assisted and 2.5% for screen-assisted products. For example, during 2007 we launched a fully electronic BGC-branded European credit default swaps and FX Options trading platform. There is uncertainty, however, regarding the pace at which individual markets or financial instruments migrate from voice-only to computer-assisted and fully electronic trading.

New Products

With our existing relationships, technology, network and prime location on trader desktops, we have the ability to extend our product-line beyond U.S. Treasuries and hybrid voice markets. As such, we remain committed to new products which include foreign exchange and futures, and during the first nine months of 2007 we continued to develop and foster these products.

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

Equities

In January 2007, we announced the formation of Aqua Securities, LP, an alternative electronic trading platform offering new pools of block liquidity to the global equities markets. Aqua will initially be 51% owned by Cantor and 49% owned by us. Both companies collectively will contribute financial, professional, and technology assets to the new venture, which will include all of eSpeed’s former equities order routing business. We received certain NASD approvals in April and October 2007, respectively. Concurrent with this announcement, Kevin Foley relinquished his role as President of eSpeed, and will lead this initiative as President and CEO of Aqua.

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

We expect that our 2007 expenses will exceed 2006. We will have Merger related charges and Trading Technology litigation costs combined with higher costs associated with our continued investment in the innovation and development of technology to further the evolution of our significant long-term hybrid pipeline and new products offset by lower 2007 Wagner Patent amortization costs of $0.6 million compared with the full year 2006 amortization of $4.8 million. As a result of the expiration of the Wagner Patent on February 20, 2007, we will not have any further amortization associated with the Wagner Patent.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2007, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K/A for the year ended December 31, 2006, for additional information relating to our use of estimates and other critical accounting policies.

Results of Operations

Revenues for the Three Months Ended September 30, 2007 Compared with the Restated Three Months Ended September 30, 2006

	Three Months Ended September 30, 2007	Percentage of Total Revenues	Three Months Ended September 30, 2006	Percentage of Total Revenues
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$16,150	40.0%	$14,598	38.3%
Fully electronic transactions with unrelated parties	171	0.4%	2,154	5.6%

Total fully electronic transaction revenues	16,321	40.4%	16,752	43.9%
Voice-assisted brokerage transactions with related parties	7,214	17.9%	6,125	16.1%
Screen-assisted open outcry transactions with related parties	2,349	5.8%	1,398	3.7%

Total transaction revenues	25,884	64.1%	24,275	63.7%
Software Solutions fees from related parties	9,257	22.9%	7,444	19.5%
Software Solutions and licensing fees from unrelated parties	2,716	6.7%	3,914	10.3%
Interest income	2,527	6.3%	2,470	6.5%

Total revenues	$40,384	100.0%	$38,103	100.0%

Total transaction revenues

Total transaction revenues for the three months ended September 30, 2007 were $25.9 million compared with $24.3 million during the three months ended September 30, 2006. There were 63 trading days in both the three-month periods ended September 30, 2007 and 2006. Total volumes transacted increased by $8,326 billion (approximately $8.3 trillion), or 33.7%, to $33,001 billion (approximately $33 trillion) for the three months ended September 30, 2007 from $24,675 billion (approximately $24.7 trillion) for the three months ended September 30, 2006. During the three months ended September 30, 2007, fully electronic, voice-assisted and screen-assisted transaction revenues contributed 63.1%, 27.9% and 9.0% of our total transaction revenues, respectively, compared with 69.0%, 25.2% and 5.8% respectively, for three months ended September 30, 2006.

Fully electronic transaction revenues with related parties for the three months ended September 30, 2007 were $16.2 million, an increase of $1.6 million from $14.6 million in the comparable period in 2006. This increase is primarily a result of increased treasury volume.

Fully electronic transaction revenues with unrelated parties relate to transactions that are neither cleared nor transacted by Cantor. For the three months ended September 30, 2007, fully electronic transaction revenues with unrelated parties were $0.2 million compared with $2.2 million during the comparable period in 2006. These revenues primarily related to Wagner Patent transactions. The Wagner Patent expired on February 20, 2007.

Voice-assisted brokerage transaction revenues with related parties for the three months ended September 30, 2007 were $7.2 million compared with $6.1 million for the three months ended September 30, 2006. Screen-assisted open outcry transaction revenues with related parties for the three months ended September 30, 2007 were $2.3 million, an increase of $1.0 million during the comparable period in 2006. The increase was primarily due to a significant increase in transaction volume resulting from market conditions, BGC’s investment and expansion in the voice brokerage business and BGC’s trading desks migrating to screen-assisted open outcry from voice only desks.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended September 30, 2007 were $9.3 million compared with $7.4 million during the comparable period in 2006. This increase resulted from a rise in eSpeed’s cost base combined with additional demand for our support services from Cantor and the continued growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the three months ended September 30, 2007 were $2.7 million compared with $3.9 million during the comparable period in 2006. This decrease was due to the expiration of the Wagner Patent on February 20, 2007, partially offset by increased fees from our other licenses.

Interest income

During the three months ended September 30, 2007, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 5.3% compared with 5.5% during the comparable period in 2006. As a result of the decrease in the weighted average interest rate offset by higher average cash balances between periods, we generated interest income of $2.5 million for the three months ended September 30, 2007 and 2006, respectively.

Expenses for the Three Months Ended September 30, 2007 Compared with the Restated Three Months Ended September 30, 2006

	Three Months Ended September 30, 2007	Percentage of Total Expenses	Three Months Ended September 30, 2006	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$16,022	32.3%	$13,616	35.1%
Amortization of software development costs and other intangible assets	4,800	9.7%	5,691	14.7%
Other occupancy and equipment	8,510	17.1%	8,130	20.8%
Administrative fees to related parties	3,345	6.7%	2,616	6.7%

	Three Months Ended September 30, 2007	Percentage of Total Expenses	Three Months Ended September 30, 2006	Percentage of Total Expenses
	(in thousands)
Professional and consulting fees	6,050	12.2%	2,639	6.8%
Communications and client networks	2,224	4.5%	2,088	5.4%
Marketing	244	0.5%	145	0.4%
Loss contingency	3,500	7.0%	—	—
Acquisition related costs	1,598	3.2%	2,026	5.2%
Other expenses	3,372	6.8%	1,888	4.9%

Total operating expenses	$49,665	100.0%	$38,839	100.0%

Compensation and employee benefits

Compensation costs for the three months ended September 30, 2007 were $16.0 million compared with $13.6 million during the comparable period in 2006. The $2.4 million, or 17.7%, increase in compensation costs resulted from annual pay increases, additional headcount and stock-based compensation expense. Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

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

Amortization of software development costs and other intangible assets was $4.8 million for the three months ended September 30, 2007, a decrease of $0.9 million, or 15.7%, compared with $5.7 million during the comparable period in 2006. This decrease was primarily related to the Wagner Patent expiration on February 20, 2007. During the three months ended September 30, 2007 and 2006, we recorded Wagner Patent amortization of approximately zero and $1.2 million, respectively.

Other occupancy and equipment

Other occupancy and equipment costs were $8.5 million for the three months ended September 30, 2007, a $0.4 million, or 4.9% increase compared with $8.1 million for the comparable period in 2006. The increase was primarily attributable to increased rent and utility costs related to the relocation of our London offices, offset by lower computer and depreciation expenses.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties increased to $3.3 million for the three months ended September 30, 2007 compared with $2.6 million for the comparable period in 2006. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the amount of Cantor’s administrative services that is utilized by us.

Professional and consulting fees

Professional and consulting fees were $6.1 million for the three months ended September 30, 2007 compared with $2.6 million for the comparable period in 2006, an increase of 134.6%, primarily the result of on-going litigation costs as well as increased consulting and audit expenses.

Communications and client networks

Communications and client networks costs were $2.2 million for the three months ended September 30, 2007 compared with $2.1 million for the comparable period in 2006.

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

Loss contingency

On October 10, 2007, a jury rendered a verdict that eSpeed and Ecco willfully infringed the patents in suit, and that eSpeed did not invalidate the patents. The jury awarded damages to TT in the amount of $3.5 million. That damage award may be increased or decreased by the Court. As such, we have accrued a loss contingency of $3.5 million for the three months ended September 30, 2007. (for more information, see Note, 7, Commitment and Contingencies, to the Condensed Consolidated Financial Statements).

Acquisition-related costs

During the three months ended September 30, 2007, we recorded $1.6 million of acquisition-related costs with respect to the Merger. These costs primarily included legal, advisory and other related expenses. During the three months ended September 30, 2006 we recorded $2.0 of acquisition costs related to proposals that were not pursued.

Other expenses

Other expenses consist primarily of insurance costs, recruiting, travel, promotional and entertainment expenditures. For the three months ended September 30, 2007, other expenses were $3.4 million, an increase of approximately $1.5 million, or 78.9%, compared with other expenses of $1.9 million for the comparable period in 2006. The increase was primarily due to higher recruiting fees and travel and entertainment.

Income taxes

During the three months ended September 30, 2007, we recorded an income tax benefit of $3.3 million compared with an income tax benefit of $0.2 million during the three months ended September 30, 2006. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Revenues for the Nine Months Ended September 30, 2007 Compared with the Restated Nine Months Ended September 30, 2006

	Nine Months Ended September 30, 2007	Percentage of Total Revenues	Nine Months Ended September 30, 2006	Percentage of Total Revenues
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$48,311	39.9%	$45,983	38.4%
Fully electronic transactions with unrelated parties	1,978	1.6%	4,793	4.0%

Total fully electronic transaction revenues	50,289	41.5%	50,776	42.4%
Voice-assisted brokerage transactions with related parties	20,993	17.4%	20,028	16.7%
Screen-assisted open outcry transactions with related parties	6,151	5.1%	4,262	3.6%

Total transaction revenues	77,433	64.0%	75,066	62.7%
Software Solutions fees from related parties	26,947	22.3%	22,893	19.1%
Software Solutions and licensing fees from unrelated parties	9,057	7.5%	11,285	9.5%
Insurance recovery from related parties	—	—	3,500	2.9%
Interest income	7,537	6.2%	6,925	5.8%

Total revenues	$120,974	100.0%	$119,669	100.0%

Total transaction revenues

Total transaction revenues for the nine months ended September 30, 2007 were $77.4 million compared with $75.1 million during the nine months ended September 30, 2006. There were 189 and 188 trading days in the nine-month periods ended September 30, 2007 and 2006, respectively. Total volumes transacted increased by $18,354 billion (approximately $18.4 trillion), or 25.2%, to $91,078 billion (approximately $91.1 trillion) for the nine months ended September 30, 2007 from $72,724 billion (approximately $72.7 trillion) for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, fully electronic, voice-assisted and screen-assisted transaction revenues contributed 64.9%, 27.1% and 8.0% of our total transaction revenues, respectively, compared with 67.6%, 26.7% and 5.7% respectively, for nine months ended September 30, 2006.

Fully electronic transaction revenues with related parties for the nine months ended September 30, 2007 of $48.3 million increased from $46.0 million during the comparable period in 2006. This $2.3 million increase primarily was a result of increased U.S. Treasury volumes.

Fully electronic transaction revenues with unrelated parties relate to transactions that are neither cleared nor transacted by Cantor. For the nine months ended September 30, 2007, fully electronic transaction revenues with unrelated parties were $2.0 million compared with $4.8 million during the comparable period in 2006. These revenues primarily related to Wagner Patent transactions. The Wagner Patent expired on February 20, 2007.

Voice-assisted brokerage transaction revenues with related parties for the nine months ended September 30, 2007 were $21.0 million compared with $20.0 million for the nine months ended September 30, 2006. Screen-assisted open outcry transaction revenues with related parties for the nine months ended September 30, 2007 were $6.2 million, an increase of $1.9 million during the comparable period in 2006. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business and BGC’s trading desks migrating to screen-assisted open outcry from voice only desks.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the nine months ended September 30, 2007 were $26.9 million compared with $22.9 million during the comparable period in 2006. This increase resulted from a rise in eSpeed’s cost base combined with additional demand for our support services from Cantor and the continued growth of BGC.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the nine months ended September 30, 2007 were $9.1 million compared with $11.3 million during the comparable period in 2006. This decrease was due to the expiration of the Wagner Patent on February 20, 2007, partially offset by increased fees from our other licenses.

Insurance recovery from related parties

For the nine months ended September 30, 2006, insurance recoveries from related parties of $3.5 million were recorded that related to fixed asset replacements of fixed assets destroyed in the September 11 Events (see Note 3, September 11 Events of the accompanying Notes to Condensed Consolidated Financial Statements for further discussion). No insurance recoveries were recorded for the nine months ended September 30, 2007.

Interest income

During the nine months ended September 30, 2007, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 5.3% compared with 4.9% during the comparable period in 2006. As a result of the increase in the weighted average interest rate and higher average cash balances between periods, we generated interest income of $7.5 million for the nine months ended September 30, 2007 compared with $6.9 million for the comparable period in 2006. Interest income for the nine months ended September 30, 2006 included a $0.4 million settlement of a tax-related matter.

Expenses for the Nine Months Ended September 30, 2007 Compared with the Restated Nine Months Ended September 30, 2006

	Nine Months Ended September 30, 2007	Percentage of Total Expenses	Nine Months Ended September 30, 2006	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$45,235	32.5%	$39,846	33.9%
Amortization of software development costs and other intangible assets	15,171	10.9%	18,078	15.4%
Other occupancy and equipment	26,916	19.4%	28,409	24.2%
Administrative fees to related parties	10,330	7.4%	9,713	8.3%
Professional and consulting fees	13,056	9.4%	6,774	5.8%
Impairment of long-lived assets	4,010	2.9%	—	—
Communications and client networks	6,511	4.7%	6,115	5.2%
Marketing	700	0.5%	742	0.6%
Amortization of non-employee securities	—	—	19	0.0%
Loss contingency	3,500	2.6%	—	—
Acquisition related costs	5,305	3.8%	2,026	1.6%
Other expenses	8,244	5.9%	5,848	5.0%

Total operating expenses	$138,978	100.0%	$117,570	100.0%

Compensation and employee benefits

Compensation costs for the nine months ended September 30, 2007 were $45.2 million compared with $39.8 million during the comparable period in 2006. The $5.4 million, or 13.5%, increase in compensation costs resulted from annual pay increases, additional headcount and stock-based compensation expense, partially offset by increased capitalization of compensation directly attributable to internally developed software. Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

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

Amortization of software development costs and other intangible assets was $15.2 million for the nine months ended September 30, 2007, a decrease of $2.9 million, or 16.1%, compared with $18.1 million during the comparable period in 2006. This decrease was primarily related to a $1.2 million accelerated amortization expense in 2006 related to the early retirement of certain internally developed software and the Wagner Patent expiration on February 20, 2007. During the nine months ended September 30, 2007 and 2006, we recorded Wagner Patent amortization of approximately $0.6 million and $3.6 million, respectively. This decrease was offset by increased investment in software development activities during the prior 12 months and the associated increase in the amortization of the software development.

Other occupancy and equipment

Other occupancy and equipment costs were $26.9 million for the nine months ended September 30, 2007, a $1.5 million, or 5.3%, decrease compared with $28.4 million for the comparable period in 2006. The decrease was primarily attributable to costs of $3.3 million related to the relocation of our London offices during the second quarter of 2006, offset by increased computer expenses.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties increased to $10.3 million for the nine months ended September 30, 2007 compared with $9.7 million for the comparable period in 2006. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the amount of Cantor’s administrative services that is utilized by us.

Professional and consulting fees

Professional and consulting fees were $13.1 million for the nine months ended September 30, 2007 compared with $6.8 million for the comparable period in 2006, an increase of 92.7%, primarily the result of on-going litigation costs as well as increased consulting and audit expenses.

Impairment of long-lived assets

We recorded asset impairment charges of $ 4.0 million for the nine months ended September 30, 2007 related to discarded software development and other fixed assets. There we no asset impairment charges for the nine months ended September 30, 2006. For further discussion, see Note 4, Fixed Assets, Net, and Note 5, Other Intangible Assets, Net, of the accompanying Notes to Consolidated Financial Statements.

Communications and client networks

Communications and client networks costs were $6.5 million for the nine months ended September 30, 2007 compared with $6.1 million for the comparable period in 2006.

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

Loss contingency

On October 10, 2007, a jury rendered a verdict that eSpeed and Ecco willfully infringed the patents in suit, and that eSpeed did not invalidate the patents. The jury awarded damages in the amount of $3.5 million. That damage award may be increased or decreased by the Court. As such, we have accrued a loss contingency of $3.5 million for the three months ended September 30, 2007. (for more information, see Note, 7, Commitment and Contingencies, to the Condensed Consolidated Financial Statements).

Acquisition-related costs

During the nine months ended September 30, 2007, we recorded $5.3 million of acquisition-related costs with respect to the Merger. These costs primarily included legal, advisory and other related expenses.

Other expenses

Other expenses consist primarily of insurance costs, recruiting, travel, promotional and entertainment expenditures. For the nine months ended September 30, 2007, other expenses were $8.2 million, an increase of approximately $2.4 million, or 41%, compared with other expenses of $5.8 million for the comparable period in 2006. The increase was primarily due to higher recruiting fees and travel and entertainment expenses.

Income taxes

During the nine months ended September 30, 2007, we recorded an income tax benefit of $6.5 million compared with an income tax provision of $0.9 million during the nine months ended September 30, 2006. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	3Q06	4Q06	1Q07	2Q07	3Q07
Volume (in billions)
Fully Electronic Volume—Excluding New Products	9,381	9,813	11,809	10,281	12,689
Fully Electronic Volume—New Products	1,179	1,335	1,415	1,066	990

Total Fully Electronic Volume	10,560	11,148	13,224	11,347	13,679
Voice-Assisted Volume	8,217	7,933	8,884	9,820	10,884
Screen-Assisted Volume	5,898	6,111	7,486	7,317	8,438

Total Voice/Screen-Assisted Volume	14,115	14,044	16,370	17,137	19,322

Total Volume	24,675	25,192	29,594	28,484	33,001

	3Q06	4Q06	1Q07	2Q07	3Q07
Transaction Count (in thousands)
Fully Electronic Transactions—Excluding New Products	1,688	1,765	2,062	1,749	2,661
Fully Electronic Transactions—New Products	141	142	144	154	128

Total Fully Electronic Transactions	1,829	1,907	2,206	1,903	2,789
Voice-Assisted Transactions	184	178	201	210	217
Screen-Assisted Transactions	66	63	92	114	119

Total Voice/Screen-Assisted Volume	250	241	293	324	336

Total Transactions	2,079	2,148	2,499	2,227	3,125

Trading Days	63	62	62	64	63

U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$32,171	$30,742	$34,437	$33,100	$39,414
Average Daily U.S. Treasury Volume	$511	$496	$555	$517	$626

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

Fully electronic volume on our system, excluding new products, was $12.7 trillion for the third quarter of 2007, up 23.4% from $10.3 trillion for the second quarter of 2007 and an increase of 35.3% from the $9.4 trillion in the third quarter of 2006. Fully electronic volume on our system for new products, which we define as foreign exchange, interest rate swaps, repurchase agreements, futures, and credit default swaps was, $1.0 trillion in the third quarter of 2007, down 7.1% compared with the $1.1 trillion reported in the second quarter of 2007 and a decrease of 16.0% from the $1.2 trillion reported in the third quarter of 2006. Our combined voice-assisted and screen-assisted volume in the third quarter of 2007 was $19.3 trillion, an increase of 12.7% from $17.1 trillion in the second quarter of 2007, and an increase of 36.9% over the $14.1 trillion reported in the third quarter of 2006.

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

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At September 30, 2007, we had cash and cash equivalents of $103.5 million, a decrease of $84.3 million compared with $187.8 million at December 31, 2006. This decrease in cash is primarily related to the Secured Promissory Note and Pledge Agreement dated July 26, 2007 (the “Secured Loan”) with Cantor in which we agreed to lend Cantor up to $100 million on a secured basis from time to time, which would result in a reduction of our cash and cash equivalents and increase our Secured Loan receivable from Cantor. As of September 30, 2007 the outstanding balance was $80 million. On November 8, 2007, the Company received $80 million from Cantor as repayment of the outstanding balance of the Secured Loan.

Operating Activities

During the nine months ended September 30, 2007, our operating activities provided cash of $27.6 million compared with $30.1 million during the comparable period in 2006. For the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006, we recorded a net loss of $11.5 million versus $1.2 million in net income for the comparable period in 2006. For the nine months ended September 30, 2007, compared with the nine months ended

September 30, 2006, depreciation and amortization expenses decreased by approximately $4.0 million as a result of the expiration of the Wagner Patent on February 20, 2007, accelerated amortization in 2006 due to the anticipated early retirement of certain internally developed software partially and lower depreciation expense. These changes were offset by the increase in accounts payable and accrued liabilities of $9.7, an impairment loss of $4.0 and the change in payable to related parties and receivable from related parties for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 of $2.6 million primarily due to the timing of payments. Also, in the nine months ended September 30, 2006 we had an insurance recovery of $3.5 million.

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

Investing Activities

During the nine months ended September 30, 2007, we used cash in investing activities of $111.8 million compared with $17.9 million during the comparable period in 2006. The increase was primarily related to the loan to Cantor of $80.0 million, an increase of $4.5 million in capitalization of software development costs, $4.2 increase in purchases of fixed assets, the purchase of $2.5 million available-for-sale marketable securities, and an investment purchase of 0.8 million. These increases were offset by the return of $1.8 million of restricted cash during the first nine months of 2007. Additionally, during the nine months ended September 30, 2006, we received $3.5 million in insurance proceeds related to the replacement of fixed assets lost in the September 11 Events (see Note 3, September 11 Events, of the accompanying Notes to Condensed Consolidated Financial Statements for more information regarding the September 11 Events).

As part of our overall cash strategy, we currently enter into reverse repurchase agreements with Cantor and its affiliates as short-term investments. As an alternative to this policy of investing our cash in reverse repurchase agreements with Cantor, on July 26, 2007 we entered into a Secured Promissory Note and Pledge Agreement (the “Secured Loan”) with Cantor in which we agreed to lend to Cantor up to $100,000,000 (the “Secured Loan Amount”) on a secured basis from time to time. The Secured Loan is guaranteed by a pledge of eSpeed Class A or Class B Common Stock owned by Cantor equal to 125% or the outstanding Secured Loan amount, as determined on a next day basis. The Secured Loan will bear interest at the market rate for equity repurchase agreements plus 0.25% and is payable on demand. The outstanding balance, if any, would result in a reduction of our cash and cash equivalents and an increase in our Secured Loan receivable from Cantor. On November 8, 2007, the Company received $80 million from Cantor as repayment of the outstanding balance of the Secured Loan.

Financing Activities

During the nine months ended September 30, 2007, our financing activities used cash of $0.2 million compared with cash provided by financing activities of $0.5 million in the comparable period in 2006. The cash used in financing activities primarily related to the repurchase of Class A common stock offset by cash received from stock option exercises. During the nine months ended September 30, 2007 and 2006, we made no Class A common stock repurchases under our repurchase plan approved by our Board of Directors. However, during the nine months ended September 30, 2007, we did make cash outflows related to cash settlements for purchases of our Class A common stock from the year ended December 31, 2006. Our Board of Directors has authorized the repurchase of up to $100 million of our outstanding Class A common stock, of which $58.2 million remained available for repurchase as of September 30, 2007. In the future, we may continue to repurchase shares opportunistically.

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

As of September 30, 2007, there were no material changes to our aggregate contractual obligations, as detailed in our Annual Report on Form 10-K/A for the year ended December 31, 2006. We will continue to include our income tax liabilities in the “Contractual Obligations” table in our Annual Report on Form 10-K for the year ending December 31, 2007.

2.	Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

At the FIN 48 adoption date of January 1, 2007, we had $1.7 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We recorded a cumulative effect adjustment of $0.2 million as a decrease to our January 1, 2007 retained earnings for the accrued interest expense on the unrecognized tax benefit. We recognize interest and penalties related to uncertain tax positions as an accrued expense. At September 30, 2007, we had $1.7 million of unrecognized tax benefits. During the first nine months of 2007, we expensed less than $0.1 million of interest expense related to the unrecognized tax benefit. As of September 30, 2007, we had approximately $0.3 million of accrued interest related to uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. We, with few exceptions, are no longer subject to U.S. federal, state/local or non-U.S. income tax examination by tax authorities for years prior to 2003, 1999 and 2000, respectively.

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

At September 30, 2007, we had invested $92.3 million of our cash in securities purchased under reverse repurchase agreements with related parties, $82.2 million of which is fully collateralized by U.S. government securities and $10.0 million of which is fully collateralized by eligible equity securities, both of which are held in third-party custodial accounts. These reverse repurchase agreements have a next day maturity and, as such, are highly liquid.

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

We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income of our international operations of approximately $402,000 for the nine months ended September 30, 2007.

ITEM 4.	Controls and Procedures

As discussed in Note 18 to our Condensed Consolidated Financial Statements, the Company has restated its previously issued condensed consolidated financial statements for the nine months ended September 30, 2006, and all related financial information and disclosures. The following Item 4, Controls and Procedures, has been revised as a result of this restatement.

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As a result of the restatement discussed in Note 18 to our Condensed Consolidated Financial Statements, under the direction of the principal executive officer and principal financial officer, management re-evaluated the Company’s disclosure controls and procedures and concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective. A material weakness existed in our internal control over financial reporting with respect to controls over the proper application of generally accepted accounting principles for certain revenues and expenses related to a portion of the development of related party software covered under the JSA.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s third fiscal quarter as of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 5.	Legal Proceedings

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that the Company infringed U.S. Patent No. 6,766,304, which was issued on July 20, 2004, and U.S. Patent 6,772,132, which was issued on August 3, 2004. TT later added eSpeed International, EccoWare Ltd., and Ecco LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes the case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and Ecco’s products fall outside the scope of TT’s patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 31, 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed’s and Ecco’s products. As a result, the remaining products at issue in the case are the versions of the eSpeed and Ecco products that have not been on the market since approximately year end 2004. On October 10, 2007 a jury rendered a verdict that eSpeed and Ecco willfully infringed the patents in suit, and that eSpeed did not invalidate the patents. The jury awarded damages in the amount of $3.5 million. In accordance with SFAS No. 5, the Company has thus established a legal reserve for $3.5 million. That damage award may be increased or decreased by the Court. In the coming months there will be a bench trial, at which time eSpeed intends to produce additional arguments that the patents are invalid, and arguments that the patents are unenforceable. If TT ultimately prevails, we may be required to pay TT damages and/or certain costs and expense, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

eSpeed, Inc.
(Registrant)

/s/ Howard W. Lutnick
Howard W. Lutnick
Chairman of the Board, Chief Executive Officer and President

/s/ Frank V. Saracino
Frank V. Saracino
Interim Chief Accounting Officer

Date: November 8, 2007