Form 10-K
period 2007-12-31
ESPEED INC
filed 2008-03-17
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                Accelerated Filer  ☒                Non-accelerated Filer  ☐                Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 29, 2007 as reported on NASDAQ, was approximately $237,916,371.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2008
Class A Common Stock, par value $0.01 per share	31,310,682 shares
Class B Common Stock, par value $0.01 per share	19,497,800 shares

DOCUMENTS INCORPORATED BY REFERENCE.

None

eSpeed, Inc.

2007 FORM 10-K ANNUAL REPORT

Explanatory Note

eSpeed, Inc. (“eSpeed”, “we” or the “Company”) and BGC Partners, Inc. (“BGC Partners”), Cantor Fitzgerald, L.P. (“Cantor”), BGC Partners, L.P. (“BGC U.S.”), BGC Global Holdings, L.P. (“BGC Global”) and BGC Holdings, L.P. (“BGC Holdings”) have entered into a definitive Agreement and Plan of Merger, dated as of May 29, 2007, as amended as of November 5, 2007 and February 1, 2008 (the “merger agreement”), pursuant to which BGC Partners will be merged (the “merger”) with and into the Company. The surviving corporation in the merger will be renamed “BGC Partners, Inc.” (the “Combined Company”). The merger was recommended by the unanimous vote of the special committee of the Board of Directors (the “Special Committee”). To acquire BGC Partners, the Company has agreed to issue in the merger an aggregate of 133,860,000 shares of Combined Company common stock and rights to acquire shares of Combined Company common stock. Of these shares and rights to acquire shares, it is expected that 56,000,000 will be in the form of Combined Company Class B common stock or rights to acquire Combined Company Class B common stock, and the remaining 77,860,000 shares and rights to acquire shares will be in the form of Combined Company Class A common stock or rights to acquire Combined Company Class A common stock. Current stockholders of the Company will hold the same number and class of shares of Combined Company common stock that they held in the Company prior to the merger. Following the completion of the merger, it is expected that the Combined Company Class A common stock will trade on the NASDAQ Global Market under the symbol “BGCP.” To obtain the required approval of the merger agreement by eSpeed’s stockholders, we held a special meeting of our stockholders on March 14, 2008 (the “Special Meeting”) at which our stockholders adopted the merger agreement and the transactions contemplated thereby.

This report reflects the business and financial condition of eSpeed, Inc. on a stand-alone basis, prior to the completion of the merger. Where appropriate or instructive, certain sections of this report refer to the Combined Company after completion of the merger. The merger is subject to the closing conditions set forth in the merger agreement, and is expected on or about April 1, 2008. For further information regarding the merger, you are referred to eSpeed’s Definitive Proxy Statement filed with the Securities and Exchange Commission on February 11, 2008 (the “Merger Proxy Statement”).

Forward-Looking Information—Safe Harbor Statement

Discussion of Forward-Looking Statements

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.

The actual results of eSpeed, BGC Partners or the Combined Company and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy for eSpeed, BGC Partners and/or the Combined Company include, but are not limited to:

•	the Combined Company’s relationship with Cantor and its affiliates and any related conflicts of interest, competition for and retention of brokers and other managers and key employees;

•	pricing and commissions and market position with respect to any of eSpeed’s products and that of the Combined Company’s respective competitors;

•	the effect of industry concentration and consolidation;

•	market conditions, including trading volume and volatility;

•	economic or geopolitical conditions or uncertainties;

•	the extensive regulation of the respective businesses and risks relating to compliance matters;

•	factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk as well as counterparty failure;

•

the costs and expenses of developing, maintaining and protecting intellectual property, including judgments or settlements paid or received in connection with intellectual property or employment or other litigation and their related costs and certain financial risks, including the possibility of future losses and negative cash flow from operations, risks of obtaining financing and risks of the resulting leverage, as well as interest and currency rate fluctuations;

•

the ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services, to secure and maintain market share;

•

the ability to enter into marketing and strategic alliances, and other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and the integration of any completed transactions;

•	the ability to hire new personnel;

•	the ability to expand the use of technology for screen-assisted, voice-assisted and fully electronic trading;

•	effectively manage any growth that may be achieved;

•	risks relating to the proposed merger, the separation and the relationship between the various entities;

•

financial reporting, accounting and internal control factors, including identification of any material weaknesses in the Combined Company’s internal controls and the Combined Company’s ability to prepare historical and pro forma financial statements and reports in a timely manner; and

•	other factors, including those that are discussed under “Risk Factors” to the extent applicable.

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

PART I

ITEM 1.	BUSINESS

Throughout this document eSpeed, Inc. is referred to as “eSpeed” and, together with its subsidiaries, as the “Company”, “we”, “us” or “our.”

eSpeed is a leader in developing and deploying electronic marketplaces and related trading technology that offers traders access to some of the most efficient, innovative and neutral financial markets in the world. We operate multiple buyer, multiple seller real-time electronic marketplaces for the global capital markets, including some of the world’s largest government bond markets, the world’s largest foreign exchange markets, and other financial marketplaces, which may be accessed through fully electronic transactions for some products or through an integrated hybrid voice-assisted network accessed by voice-brokers. Our suite of marketplace tools provides end-to-end transaction solutions for the purchase and sale of financial products over our global private network or via the Internet. Our neutral platform, reliable network, straight-through processing and proven solutions make us a trusted source for fully electronic and integrated hybrid voice-assisted trading at some of the largest fixed income and foreign exchange trading firms, major exchanges and leading equities trading firms in the world.

We commenced operations in March 1999 as a division of Cantor Fitzgerald Securities, a subsidiary of Cantor Fitzgerald, L.P. (“Cantor”). Our initial focus was the global government bond markets of the world, specifically in the U.S., Europe, Canada and Japan. Our relationships with Cantor, and with BGC Partners, Cantor’s inter-dealer brokerage division, formed in connection with a reorganization of Cantor’s inter-dealer brokerage business in 2004, and affiliates of BGC Partners, have enabled us to become an innovator in what today we consider our core electronic marketplaces, the government bond markets of the world. Cantor is a leading financial services provider that offers an array of financial products and services in the equity, fixed income and foreign exchange capital markets. BGC Partners is a leading global full-service inter-dealer broker specializing in the trading of financial instruments and related derivative products. BGC Partners provides integrated voice and electronic, execution and other brokerage services to many of the world’s largest and creditworthy brokerage houses and banks for a broad range of global financial products, including fixed income securities, foreign exchange, equity derivatives, credit derivatives, futures, structured products and other instruments and market data and analytics related to selected financial instruments and markets.

eSpeed and BGC Partners, Inc., Cantor, BGC U.S., BGC Global and BGC Holdings have entered into a merger agreement, pursuant to which BGC Partners will be merged with and into eSpeed. The surviving corporation in the merger will be renamed “BGC Partners, Inc” (referred to as the “Combined Company”). To acquire BGC Partners, the Company has agreed to issue in the merger an aggregate of 133,860,000 shares of Combined Company common stock and rights to acquire shares of Combined Company common stock. Of these shares and rights to acquire shares, it is expected that 56,000,000 will be in the form of Combined Company Class B common stock or rights to acquire Combined Company Class B common stock, and the remaining 77,860,000 shares and rights to acquire shares will be in the form of Combined Company Class A common stock or rights to acquire Combined Company Class A common stock. Current stockholders of the Company will hold the same number and class of shares of Combined Company common stock that they held in the Company prior to the merger. Following the completion of the merger, it is expected that the Combined Company Class A common stock will trade on the NASDAQ Global Market under the symbol “BGCP.” For more information, see our Merger Proxy Statement.

Our products promote trading efficiency. They enable market participants to transact business more quickly, more effectively and at lower cost than with traditional markets and methods. Our systems were built to support multiple interactive marketplaces, in a completely neutral, efficient and real-time environment. In 2007, we processed approximately 11.1 million electronic transactions, totaling more than $121 trillion of notional transactional volume. Our customers include some of the largest fixed income, foreign exchange and equities trading firms and leading exchanges in the world. We have offices in the U.S., U.K. and Asia that collectively can transact trading 24 hours a day, around the world. In the course of conducting their core businesses, our customers are required to manage substantial market risk. Night and day, they utilize our solutions to assist them in this critical function. We believe we offer among the most robust, large-scale, instantaneous and reliable transaction processing systems in the world. Our global private network permits market participants to view information and execute transactions in milliseconds.

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

We are neutral in the financial markets. eSpeed neither acts as a participant in customer transactions, nor do we risk our own capital in transactions or extend credit to market participants. Our revenues consist primarily of fixed payments, transaction fees and licensing fees, and we market our services to customers, partners and prospects.

Our objective is to be the leading provider of trading and market risk management technology and interactive marketplaces for the world’s capital markets, where we believe there is a substantial opportunity for both fully electronic and integrated hybrid voice-assisted trading. Specifically, we believe we are well-positioned to take advantage of the opportunities currently presented for both voice and fully electronic trading globally in markets related to credit, fixed income instruments, interest rate derivatives, equities, commodities and foreign exchange. We believe that the scalability and extendibility of our eSpeed suite of products, and our relationships with Cantor and BGC, enable us to enter new markets and distribute products and services quickly, cost effectively and seamlessly.

THE INDUSTRY

Historically, voice-only trading of over-the-counter financial and non-financial products has been an inefficient process for the most liquid benchmark securities. Buying, selling or trading activity is traditionally effected through (i) a central physical location, like a trading pit or auction house, where market participants have to access the market through this central location or its members; (ii) a bilateral arrangement between a buyer or seller; or (iii) several layers of middlemen and salespersons who assist in handling orders. Each of these approaches is labor and time intensive, which adds to the direct and indirect cost of the product being bought or sold.

Traditional voice-only over-the-counter financial markets and methods facilitate trading in less liquid securities where transaction risk is significant. Nevertheless, they have the following significant shortcomings: information leakage; limited direct access and, therefore, inefficient pricing; high transaction costs and slow execution due to the number of people involved in a traditional voice-only transaction; significant expense incurred in manual processing, confirming and clearing processes; and compliance and regulatory risk associated with traditional voice-only transactions and non-automated audit trails. While the value added by voice facilitation outweighs these disadvantages in many less liquid instruments and more complex transactions, these shortcomings are unacceptable to many participants in the markets for the most liquid and high volume benchmark securities. Whereas in less liquid markets the market, background and negotiation provided by a voice broker can assist in facilitating a trade that might not otherwise occur, in the most liquid securities there is little information or background necessary other than the intention of a market participant to offer a trade. In addition, traditional financial markets have difficulty in implementing computer-based trading of liquid securities, especially those computer-based systems designed to automatically and simultaneously execute multiple trades in different, but related products. Additional inefficiencies of traditional transaction execution include lack of real-time price information, small disparate groups of interested buyers and sellers, limited liquidity and problems associated with executing trades as market prices change. After a buy or sell order is executed, there are the additional tasks of recording, accounting, tracking, delivering and financially settling the transaction. Each of these tasks, if done manually, can add potential cost and error to the process as additional participants or systems enter the transaction cycle. As a market matures and benchmark securities appear, these costs and inefficiencies inhibit a market from realizing its full potential.

For more liquid markets such as U.S. Treasuries and certain foreign exchange products, electronic marketplaces have emerged as effective means of conducting transactions and creating markets. In an electronic marketplace, substantially all of the participants’ actions are facilitated through an electronic medium, such as a private electronic network or over the Internet, which reduces the need for actual face-to-face or voice-to-voice participant interaction to those functions where people provide the greatest value. For many market participants, the establishment of electronic marketplaces has created access to new opportunities, which generally increase trading profits, investment returns and market volumes, as well as made possible the creation of new financial products and strategies that have further contributed to increased market volumes. These increased trading volumes have in turn driven increased demand for newer, ever-more sophisticated financial technology products.

Many financial exchanges worldwide, including certain exchanges in the U.S., France, Canada, Germany, Japan, Sweden, Switzerland and the U.K., are now partially or completely electronic. Additionally, even in markets for less commoditized products where customers place orders through a voice-broker who implements a transaction electronically, companies will benefit from liquidity, pricing, robust interactive trading, post-trade processing and other services of our marketplace technology. Further, we believe that market participants will seek to outsource customized solutions for the electronic distribution of their products to avoid the difficulty and cost of developing and maintaining their own electronic solutions, and to improve the quality and reliability of these solutions.

OUR SOLUTION

Our electronic marketplace end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems, all accessible through our privately managed global high-speed data network and over the Internet. Because of the scale and adaptability of our system, our products have applications across a broad range of customers, market participants, industries, and marketplaces, including nearly any global financial marketplace involving multiple buyers and multiple sellers. In addition, we license our software to provide a complete outsourced solution to our customers, enabling them to distribute their branded products to their customers through online offerings and auctions, including private and reverse auctions, and request-for-quote capabilities. Our products enable market participants to transact business and manage market risk virtually instantaneously, more effectively and at lower cost than traditional voice-only financial markets methods.

Our business model and affiliated relationships with voice-brokers BGC Partners and Freedom International Brokerage Company (“Freedom”) provide us with a significant long-term pipeline of our product opportunity, both in terms of electronic transaction volume and increased revenues across our product and service offerings, as a marketplace for a particular product matures from telephones with computer assistance and migrates to integrated hybrid voice-assisted trading and eventual fully electronic trading. Historically, new markets have initially tended to trade by voice alone. As volumes improve and the structure and characteristics of the market standardize over time, it’s potential to leverage technology increases. Our eSpeed solution is built on three core principles: speed, simplicity and service. We provide products that are designed to be the market leader in terms of their speed of execution. Integral to our mission are solutions that are easy to understand and easy to use by our customers. Our customers utilize our solutions to assist them in managing substantial market risk. In exchange, we focus on superior customer service across all facets of our business.

We expect to continue to improve our technology through additional investment in our core products, expanding into new markets and developing technology to improve our system and our trading environment. In

2007, we continued to upgrade our system, making it faster and easier to use, and added senior sales staff to promote our products, and renewed our focus on developing technology and products for BGC Partners.

In December 2007, we and 11 other leading financial institutions announced the establishment of a yet-to-be-named fully-electronic futures exchange, which we currently refer to as “ELX”. We will hold, through a subsidiary, an approximately 25% interest in the exchange’s operating limited partnership, ESX Futures, L.P., which we refer to as “ESX LP,” and its holding company general partner, ESX Futures Holdings, LLC, which we refer to as “ESX LLC.” Affiliates of Bank of America, Barclays Capital, Citadel, Citigroup, Credit Suisse, Deutsche Bank Securities, GETCO, JPMorgan, Merrill Lynch, PEAK6, and The Royal Bank of Scotland also hold a minority interest in each such entity. Through our subsidiary eSpeed Technology Services, L.P., we will provide software development, software maintenance, customer support, infrastructure, and internal technology services to support the new exchange’s electronic trading platform.

OUR MARKET FOCUS

We focus our business primarily on the wholesale markets related to credit, fixed income instruments, foreign exchange, credit, equities, interest rate derivatives, and commodities. There has been continued movement towards the conversion of traditional open outcry markets to electronic trading. Significant business opportunities have arisen for the provision of front-end risk management and routing solutions that provide access to electronic marketplaces. We believe that there is significant opportunity in the continued conversion of these markets to fully electronic networks, such as our own.

Wholesale Fixed Income and Interest Rates Derivatives: eSpeed and its BGC Partners and Freedom affiliates have historically focused primarily on government debt, futures and currency and interest rate derivatives. These are the largest, most global and most actively traded of all markets because the main drivers of rates markets are global macroeconomic forces such as growth, inflation and government budget policies. According to the Bank for International Settlements (“BIS”), the notional amount outstanding globally for government debt increased by 13.5% to $26.8 trillion by June 2007 compared to December 2005. The BIS also estimates that the notional amount outstanding for interest rate derivatives increased by 27.8% to approximately $433.1 trillion by June 2007 compared to June 2006.

Foreign Exchange: eSpeed also supports both its own and BGC Partner’s foreign exchange businesses. A foreign exchange transaction is a simultaneous deal where one currency is sold and the other is bought. Participants range from central banks to individuals, hedge funds and multi-national corporations using foreign exchange instruments to manage risk and speculate.

The foreign exchange market is the largest financial market in the world. According to the BIS, the average daily turnover in traditional foreign exchange instruments increased by 73.7% to $3.1 trillion over the three year period ending April 2007. The BIS also says that the foreign exchange swap average daily turnover was up by 82% over the same period. Finally, the BIS estimates the notional amount of exchange listed foreign exchange derivatives rose by 67.8% between June 30, 2006 and June 30, 2007, and that for both OTC and exchange traded foreign exchange derivatives, the notional value outstanding rose at a compounded annual growth rate of 29% over the five year period ended June 30, 2007.

Credit: eSpeed increasingly supports both voice and fully electronic trading for BGC Partner’s expanding Credit business. BGC Partners provides its brokerage services in a wide range of credit instruments, including asset-backed securities, convertible bonds, corporate bonds, credit derivatives and high yield bonds. Since the introduction of the most fundamental form of credit derivative, the credit default swap, which we refer to as “CDS,” in the mid-1990s there has been extraordinary growth in the market. According to the International Swaps and Derivatives Association, the notional value of credit derivatives was approximately $632 billion in 1997, but increased to approximately $45.5 trillion by June 2007. This represented a 74.8% increase over the notional amount outstanding in June 2006 and a more than 70-fold increase compared to December 1997. Credit derivatives are now seen as a more responsive financial indicator than fixed income bonds and, being a pure synthetic contract, they have provided a new area of liquidity, especially in the transfer of credit risk to a wider spectrum of clients ranging from asset managers to hedge funds. BGC Partners’ global scope and presence in cash and CDS allows its brokers to be well positioned to transact in these products on a daily basis.

Other Asset Classes: eSpeed’s technology also powers its affiliates’ equities, commodities, and energy businesses. BGC Partners provides brokerage services in a range of markets for equity products, including equity derivatives, equity index futures and options on equity products. In addition, BGC Partners has a small commodities and energy derivatives business. According to the BIS, the notional value of OTC of equity-related derivative instruments and of OTC commodity derivatives (including energy-related contracts) increased by 35.7% and 18.3%, respectively, in June 2007 compared to June 2006.

OUR FINANCIAL MARKETS SOLUTION

Our products cover various financial markets, including a network for the fully electronic or hybrid trading of U.S. Treasury securities, European, Japanese and Canadian government bonds, interest rate swaps, futures, options, foreign exchange, credit default swaps, equity-related products, repurchase agreements, U.S. Agency securities, U.S. Treasury swaps, Euro bonds and basis trades. Cantor had historically been a major facilitator and, in some cases, provider of liquidity in numerous financial products through its offices in the U.S., Canada, Europe, Asia and Australia. In August 2004, Cantor announced the restructuring of its inter-dealer brokerage business, renaming it “BGC Partners”, in honor of B. Gerald Cantor, Cantor’s founder and a pioneer in screen brokerage and fixed income market data products. BGC Partners provides integrated voice and electronic execution and other brokerage services to many of the world’s largest and most creditworthy banks that regularly trade in capital markets, brokerage houses and investment banks for a broad range of global financial products, including fixed income securities, foreign exchange, equity derivatives, credit derivatives, futures, structured products and other instruments, as well as market data products for selected financial instruments. In May 2005, BGC Partners acquired voice broker Maxcor Financial Group Inc. and its subsidiaries, including EuroBrokers Inc. and has grown its business substantially since then through a number of global acquisitions and hires. Our eSpeed system provides the only electronic means of access to BGC marketplaces. Through our affiliation with Freedom, eSpeed also powers the electronic platform of Freedom, the leading interdealer broker of Canadian fixed income and other capital markets products.

Our private electronic network for wholesale financial markets is connected to some of the largest financial institutions worldwide. We have installed in the offices of our existing customer base the technology infrastructure necessary to provide price information and trade execution on an instantaneous basis in a broad range of securities and financial instruments. We believe our eSpeed portfolio of products enables us to introduce and distribute a broad mix of financial products and services quickly, efficiently, and at a lower cost than traditional methods.

With our financial technology, participants in hybrid marketplaces may either electronically execute trades themselves or call our affiliated brokers, who then input trade orders into an integrated hybrid marketplace for them. In our fully electronic marketplace, all stages of the trade occur electronically. The participant inputs buy or sell order instructions directly into our electronic trading system using our software, a web-browser or electronically through an application programming interface or other software. Our system provides to the participant on-screen confirmation that the participant’s order has been accepted. The system normally responds to all orders in less than 100 milliseconds. Simultaneously, an electronic confirmation is typically sent to the participant’s back office and risk system, providing straight-through processing and enabling risk management capabilities for the participant. Our U.S. Government Securities marketplace is fully electronic, and we have also established fully electronic solutions for our newer foreign exchange and futures and options businesses, as well as for BGC Partners branded foreign exchange option and credit default swap trading platforms.

We see opportunities to expand our business by working more closely with our affiliated voice brokers, and by licensing our technology to other voice brokers and financial services firms in addition to Cantor and BGC Partners, as well as to exchanges and other financial institutions.

eSPEED PRODUCTS AND SERVICES

We organize our eSpeed business into two main categories. First, we focus on the business lines that create a solid foundation on which we can build. Electronic trading of government bonds is the first building block in our foundation. Relationships with voice-brokerage trading firms such as BGC Partners and Freedom, our strong intellectual property portfolio and Software Solutions services make up the remainder of our foundation businesses. Second, we look to areas of opportunity which we believe will grow, including through the introduction of new products. We are focusing on generating increased volume in the computer-based trading of U.S. Treasury securities, expanding further into the fully electronic foreign exchange, futures, options, U.S. dollar repo, interest rate swap, and credit default swap markets, as well as developing innovative trading tools that enhance eSpeed’s platform and attract traders to our screens.

Foundation Businesses:

Government Bonds

Currently, most of our revenues derive from fully electronic transactions in the government bond markets in which participants electronically execute trades using a keyboard, mouse or computer program. These include U.S., European, and Canadian government securities, primarily concentrated in U.S. Treasury securities. Our full-service eSpeed system, combining all of our proprietary software and our global high-speed private network, currently operates in some of the largest government bond marketplaces in the world. It is designed to be extendible to any multiple-buyer, multiple-seller marketplace and can support liquidity and fluctuation in many markets. Our platform enables us to operate an integrated network with the inherent scale and leverage to engage in electronic trading in multiple products, marketplaces and market structures on a global basis and is a comprehensive platform providing volume, access, speed of execution and ease of use.

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

In 2001, we entered the Canadian fixed income market through our investment in and technology agreement with Freedom, the leading Canadian interdealer broker of fixed income products and other capital products. In addition, BGC Partners provides voice brokerage services to the wholesale fixed income, interest rate and foreign exchange and derivative markets worldwide leveraging eSpeed technology. In May 2005, BGC Partners acquired the Euro Brokers voice brokerage network and ETC Pollack, a leading French interdealer broker. In November 2006, BGC Partners acquired Aurel Leven, another leading independent French interdealer broker in the equity, equity derivatives and fixed income markets and, in December 2006, BGC Partners acquired AS Menkul, an established broker in Turkey. Each of these acquisitions add to transactions on eSpeed’s platforms.

Relationships with leading interdealer brokers like BGC Partners allow us to tap into the significant opportunities in voice-brokered businesses in which less commoditized products are traded. Our technology enables voice-brokers to provide superior customer service using pricing and trade history databases, through analytics, to price distribution. Through integrated hybrid voice-assisted trading, we see opportunities to increase our presence in the world’s voice-brokered markets in products like Treasury spreads, off-the-run Treasury securities, when-issued U.S. Treasury securities, U.S. Government Agency securities and credit and fixed income derivative products.

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

We believe that over time more of the traditional voice-brokered products, such as emerging market debt, corporate bonds, repurchase agreements and interest rate swaps, will fit the hybrid voice-assisted model. In December 2005, BGC Partners announced the first integrated hybrid voice-assisted and electronic U.S. dollar repo trading platform for primary dealers powered by eSpeed’s technology. This repo platform allows primary dealers to execute and process overnight and term specials, Treasury bills and off-the-run Treasury repo trades either through fully electronic or through voice-assisted trading.

During 2007, we developed a new BGC Trader application for credit default swaps and corporate bonds based on customer feedback and individually tailored market preferences. Further extension of this new platform is expected through 2007 into other voice/electronic hybrid products such as credit default swaps, index tranches and options.

Intellectual Property Licensing

We have a strong intellectual property portfolio, and we intend to continue to develop and acquire more proprietary technology. We also intend to pursue new ways to monetize our technology through licensing arrangements, and to defend and protect our technology from time to time through litigation. Patented innovations to our technology allow us to differentiate our product offerings, create barriers to entry, and improve our products and services. Our patent portfolio is growing and consists of numerous patents and patent applications relating to our core businesses and relating to other businesses. See “—Protection of Our Intellectual Property.” Certain of our intellectual properties are the subject of litigation. See “Item 3. Legal Proceedings.”

Software Solutions

Through our Software Solutions business, we provide customized software to broaden distribution capabilities and provide electronic solutions to both related and unrelated parties. The Software Solutions business leverages our global infrastructure, software, systems, portfolio of intellectual property, and electronic trading expertise to provide customers with electronic marketplaces and exchanges and real-time auctions to enhance debt issuance and to customize trading interfaces. We take advantage of the scalability, flexibility and functionality of our electronic trading system to enable our customers to distribute branded products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network. Using Software Solutions, customers are able to develop a marketplace, trade with their customers, issue debt, trade odd lots, access program trading interfaces and access our network and our intellectual property.

Along with long-term licensing agreements, we have signed Software Solutions agreements with a number of U.S. and international enterprises, including the following:

•

For the World Bank, our trading engine and network connect the World Bank to its dealer customers anonymously through our Internet-based, real-time auction platform. This system was released in June 2003 and has handled over $20 billion of the World Bank’s interest rate swap volume as of December 31, 2007.

•

The Federal Home Loan Bank is a U.S. government-sponsored enterprise and one of the largest issuers in the global short-term securities market. Our electronic auction-based technology has powered The Federal Home Loan Bank’s primary discount note auctions since August 2002.

Support for ELX Futures Platform

In December 2007, we and 11 other leading financial institutions announced the establishment of ELX, a fully-electronic futures exchange. Through our subsidiary eSpeed ELX Holdings, L.P., we will hold an approximately 25% interest in the exchange’s operating limited partnership, ESX LP and its holding company general partner, ESX LLC. Assuming we maintain this ownership percentage (and subject to certain limited exceptions), we will be entitled to approximately 25% of distributions from each entity. Affiliates of Bank of America, Barclays Capital, Citadel, Citigroup, Credit Suisse, Deutsche Bank Securities, GETCO, JPMorgan, Merrill Lynch, PEAK6, and The Royal Bank of Scotland also hold a minority interest in each such entity. Through our subsidiary, eSpeed Technology Services, L.P., we will provide software development, software maintenance, customer support, infrastructure, and internal technology services to support the new exchange’s electronic trading platform.

Growth Businesses and New Products:

Computer-Based Program Trading in the U.S. Treasury Market

In recent years, the growth of electronic trading in the U.S. Treasury market has contributed to strong growth in trading volume. We believe another wave of volume growth is beginning to be driven by computer-based trading. Computer-based trading, which includes program trading, “Black Box Trading,” and algorithmic trading, is the use of sophisticated computer programs to manage and automatically execute securities trades from mathematical and risk formulas and the relationships among various securities and markets. These trades tend to be in high frequency. We believe eSpeed’s trading platform is well-suited for this type of quantitative trading. We are enhancing our trading platform speeds and system tools to accommodate the needs of computer-based traders, as well as the new needs computerized trading creates among other market participants. As computerized trading becomes more widespread, we believe that we will be well positioned to capture a portion of the increase in volumes in the market.

Trading of Other Fully Electronic Financial Products

We have identified opportunities to leverage our position in the global government bond markets into a variety of other key financial markets and are actively developing technology and initiatives for trading less-established products. For example, we have rolled out technology for trading in foreign exchange along with,

U.S. dollar repo, and European credit default swaps for use with BGC Partners, and for order routing in the futures markets. We invested in these businesses by adding dedicated, experienced sales professionals to focus on these products by penetrating new markets and enhancing customer service. In 2006 and into 2007, we continued to refine our sales and service efforts in order to develop more demand for these new products with increased usage of our spreading tools, to translate liquidity in one market to another.

Foreign Exchange. Launched in 2003, our foreign exchange product (“eSpeed foreign exchange”) was the first to introduce totally anonymous trading on a central counterparty to the professional trading community. This product offers global, scalable and real-time trading in all major CLS® currencies.

Futures and Options. In December 2002, we entered into an agreement with the CBOT to distribute futures products through our eSpeed system which provided customers with the ability to trade both cash and futures in one neutral, fully electronic marketplace. By routing CBOT futures trades over our existing eSpeed network and providing front-end integration to our customers, cash traders and the CBOT’s futures traders had direct, instantaneous access to both markets. In 2004, our eSpeed system was fully integrated into the CBOT and EUREX and in 2005 to the CME, giving users of these exchanges direct access through eSpeed’s platform. The CME and CBOT merged in 2007.

The combination of the cash and futures markets available to users of eSpeed is an advantage to all traders accessing eSpeed’s platform. This integration extends eSpeed’s exposure and access to additional U.S. and European traders and has the potential to create greater crossover transactions between the cash and futures markets. In October 2004, we acquired United Kingdom-based ITSEcco Holdings Limited and its subsidiaries (collectively, “ECCO”), a highly specialized software developer focused on the financial markets. ECCO provides a multi-asset class user interface for electronic trading incorporating automated cross market spreading functionality. During 2005, the ECCO product was interfaced with the eSpeed platform, facilitating the integrated trading of futures and eSpeed’s U.S. Treasury and foreign exchange markets. In addition to its offering to eSpeed users, ECCO also markets its product directly to customers of major futures exchanges around the world both in the form of a packaged software solution and as a hosted service.

In December 2007, we and 11 other leading financial institutions announced the establishment of ELX, a fully-electronic futures exchange. Through our subsidiary eSpeed ELX Holdings, L.P., we will hold an approximately 25% interest in the exchange’s operating limited partnership, ELX LP and its holding company general partner, ELX LLC. Assuming we maintain this ownership percentage (and subject to certain limited exceptions), we will be entitled to approximately 25% of distributions from each entity. Affiliates of Bank of America, Barclays Capital, Citadel, Citigroup, Credit Suisse, Deutsche Bank Securities, GETCO, JPMorgan, Merrill Lynch, PEAK6, and The Royal Bank of Scotland also hold a minority interest in each such entity. Through our subsidiary eSpeed Technology Services, L.P., we will provide software development, software maintenance, customer support, infrastructure, and internal technology services to support the new exchange’s electronic trading platform.

Equities. In November 2003, we moved into the equities market with the launch of eSpeed Equities, an order-routing system for the institutional equities market. eSpeed Equities provides an order routing and execution platform that affords equity market participants multiple points of entry and simultaneous electronic access to the world’s largest exchanges, market makers and ECNs as well as intelligent order handling capabilities, such that traders can automatically access the best prices available at multiple venues with a single order. In January 2007, we announced that we would spin off our former eSpeed equities business to form Aqua Securities, Inc., (“Aqua”), a business owned 51% by Cantor and 49% by eSpeed. Aqua’s purpose was to bring new block trading liquidity to the global equities markets. On May 30, 2007, the Financial Industry Regulatory Authority (“FINRA”) approved the partial ownership change and name change of Aqua (formerly known as eSpeed Securities, Inc.). Aqua is also authorized to receive clearing and administrative services from Cantor and technology infrastructure services from eSpeed. Aqua is authorized to pay sales commissions to brokers of

Cantor, BGC Partners or other brokers who participate in the sales process. On October 2, 2007, FINRA provided approval for Aqua to operate as an Alternative Trading System and to provide Direct Market Access for institutional block equity buy-side and sell-side firms. The agreement between Aqua, Cantor and eSpeed will remain in place after the merger as an obligation of the Combined Company.

OUR eSPEED STRATEGY

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

Develop and enhance integrated hybrid voice-assisted marketplaces

In markets that are less commodity-based, we have developed and intend to continue to develop relationships with voice brokers, including our affiliates, BGC Partners and Freedom, to provide voice-assisted brokerage services to their marketplaces. We plan to capitalize on and develop these relationships to increase our presence in the world’s integrated hybrid voice-brokered markets by incentivizing voice brokers to use our electronic system for multiple products and in additional products such as Treasury spreads, off-the-run Treasury securities, when issued Treasury securities, U.S. Government Agency securities, U.S. Treasury bills, U.S. dollar repos, credit default swaps, foreign exchange options, interest rate derivatives and U.S. Treasury Inflation Protected Securities. As BGC Partners and other voice-brokers commoditize more of their previously less liquid marketplaces and brokers of such products become aware of the benefits of electronically-assisted trading for such products, through our technology, we expect these factors will lead to a migration towards more fully electronic trading volume.

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

Customized pricing alternatives for our foundation businesses

We plan to improve upon our position as an innovator in electronic trading of U.S. Treasury securities through improvements to our platform and product offerings for current and future customers. In 2007, we continued to negotiate new pricing arrangements with many of our largest customers for U.S. Treasury products that provide a greater share of fixed payments versus variable commissions, thus creating incentives for more trading volume. Certain of our other largest customers continue to pay transaction fees based on trading volume although we believe that as U.S. Treasury volumes increase over time, customers with variable price agreements will qualify for volume discounts and fixed price arrangements. Our goal is to maximize trading volumes and related revenues as we respond to customer demands on our platform.

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

Leverage our intellectual property portfolio

We have a strong intellectual property portfolio and are committed to developing, maintaining and protecting our existing portfolio and developing and protecting new enhancements, products and inventions. We have historically entered into long-term licensing agreements with respect to our intellectual property with a number of customers and exchanges and, from time to time, are engaged in legal action to protect or defend our intellectual property. See “Item 3. Legal Proceedings.” We plan to continue our strategy of developing, maintaining and protecting these existing and new technologies. Our strategy may also include licensing such intellectual property for royalties, joint ventures with other marketplaces or exchanges or exclusively using patents in our marketplaces.

Expand electronic foreign exchange marketplace

Our foreign exchange product is an anonymous, neutral and virtually instantaneous electronic trading system. We plan to leverage our technology and customer arrangements to add increased liquidity and trading customers to this marketplace. We continue to invest in our foreign exchange platform.

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

Pursue strategic alliances, acquisitions and other partnering opportunities

We are continually exploring opportunities to maximize stockholder value by expanding our fully electronic, integrated hybrid voice-assisted and other markets, enhancing our other partnering opportunities, product and service offerings, and generating future growth and market position, including through any one or more strategic alliances, acquisitions or combinations, strategic alliances, customer agreements, joint ventures, equity issuances and reorganizations and recapitalizations in our core business as well as in strategic or complimentary businesses. From time to time, we seek to enter into acquisitions, partnership arrangements, joint ventures, customer agreements and other strategic alliances to create liquidity in new and existing product markets, to develop and enhance technology offerings and services, to fully utilize our patents and to attract new participants to trade products in those markets. We have employed this strategy in our investments in ELX, Freedom, Aqua and in our other ventures, as well as in our acquisition of ECCO and our relationships with Cantor and BGC Partners, and will consider additional strategic opportunities with these and other potential partners in the coming periods.

Emphasize fundamental principles through dedication to customer service

We have recognized that our foundation and growth business objectives cannot be achieved without continuous focus on our fundamental principles of speed, simplicity and service. To put these principles into practice, we continue to explore opportunities and dedicate resources to strong customer service. We have an experienced sales team and are dedicated to providing timely and effective service to customers, responding to and anticipating customer needs and requests and making our platform more user-friendly. We plan to continue to dedicate our time and effort to these principles.

Technology

Pre-Trade Technology. BGC Partners’ brokers use a suite of pricing and analytical tools which have been developed both in-house and in cooperation with specialist software suppliers. The pre-trade software suite combines proprietary market data, pricing and calculation libraries, together with those outsourced from what we believe to be the best third-party providers in the sector. The tools in turn publish to a normalized, global market data distribution platform allowing prices and rates to be distributed to our proprietary network, data vendor pages, secure websites and trading applications as indicative pricing.

Inter-Dealer Trading Technology. We utilize a sophisticated proprietary electronic trading platform to distribute prices to our customers. Price data is transmitted over our proprietary global private network and also by third-party providers of connectivity to the financial community. Prices are in turn displayed by BGC Partners’ proprietary trading desktop application, BGC Trader. The majority of our global products are supported by this platform in either a “view only,” hybrid/managed or fully electronic mode. Trades executed by our customers in any mode are eligible for immediate electronic confirmation to straight-through processing hubs. Our proprietary graphical user interface is deployed on thousands of user desktops at hundreds of major banks and institutions.

BGC Trader is the new multi-asset BGC Partners-branded, hybrid offering to BGC Partners’ customers for voice and electronic execution. We undertook to combine the benefits of our existing hybrid system with a new concept of customer-focused and front end design. The first asset groups to be incorporated under the BGC Trader banner were European corporate bonds, European CDS and iTraxx. The BGC Trader brand has been well received by customers and BGC Partners plans to expand the number of products it supports, including other tradable and “view-only” products in the portfolio.

Post-Trade Technology. Our platform automates previously paper- and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of many of our customers’ back offices and enabling straight-through processing. In addition to our own system, confirmation and trade processing is also available through third-party hubs including Swapswire, T-Zero, Reuters RTNS, Logicscope and direct straight-through processing in Financial Information eXchange (FIX) Protocol for various banks.

We have electronic connections to most mainstream clearinghouses, including the FICC, The Depository Trust & Clearing Corporation, OTC DerivServ, Continuous Linked Settlement, Euroclear, Clearstream, Monte Titoli, LCH.Clearnet, Eurex and the Chicago Mercantile Exchange. We intend to expand the number of clearinghouses to which we connect in the near future.

Systems Architecture. Our systems are implemented as a multi-tier architecture, comprised of several components, which provide matching, credit management, market data distribution, position reporting, customer display and customer integration. The private network currently operates from five concurrent data centers (two of which are in London, one of which is in Rochelle Park, New Jersey, one of which is in Trumbull, Connecticut and one of which is in New York) and 11 hub cities throughout the world acting as distribution points for all private network customers.

eSpeed Platform. Our eSpeed system is accessible to our customers through (1) our proprietary front-end trading software, (2) our application programming interface, which we refer to as “API,” which is a dedicated software library enabling customers to incorporate our platform directly into their own applications, (3) the Internet, via a browser interface or Java application, and (4) software developed in collaboration with independent software vendors. Our system runs on large-scale hardware located in data centers in the U.S. and the U.K. and is distributed either over our multiple-path global network or via the Internet through links to multiple global Internet service providers.

Our eSpeed-branded electronic marketplaces operate on a technology platform and network that emphasize scalability, performance, adaptability and reliability. Our technology platform consists of:

•	our proprietary, internally developed real-time global network distribution system;

•

our proprietary transaction processing software, which includes interactive matching auction engines, fully integrated credit and risk management systems, pricing engines, analytics and associated middle- and back-office operations systems; and

•

customized inventory distribution and auction protocols designed to be used by our customers and partners in their distribution and trading systems and customer interfaces ranging from Windows, Java, Unix, Linux our API and proprietary vendor access.

Together, these components enable our customers to effect transactions in real-time, with straight-through processing.

Network Distribution System. Our eSpeed system contains a proprietary hub-and-spoke digital network. This network uses Cisco Systems’ network architecture, and we have Cisco-certified engineers on-site. Our network’s high-speed points of presence comprise the major business centers of the world, including New York, London, Tokyo, Hong Kong, Singapore, Milan, Chicago, Los Angeles and Toronto. Altogether, we manage 35 hubs linked by over 50,000 miles of cable, over 1,000 Cisco network devices and more than 2,000 high-capacity Sun Microsystems and Hewlett Packard servers located in data centers in London, Chicago, New York and New Jersey that are able to process over 600 transactions per second, per auction instrument or product. The redundant structure of our system provides multiple backup paths and re-routing of data transmission if one spoke of a hub fails.

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

Transaction Processing Software. Our transaction processing software applications have been developed internally and are central to the success of our eSpeed system. Our auction and trading engines operate in real- time, facilitating efficient interaction between buyers and sellers using a variety of choices of published and private auction and open trading methodologies. Our credit and risk management systems monitor and regulate these buyers and sellers. Our pricing engines provide prices for illiquid financial products derived from multiple trades in other related financial instruments and our TOPspeed engine enhances our voice-based market pipeline by handling hundreds of spread and basis orders in each marketplace to facilitate liquidity in otherwise more barren areas and trade simultaneous executions between different marketplaces. These critical applications work together seamlessly and are supported by middle- and back-office software that verifies, confirms, reports, stores, tracks and, if applicable, enables the settlement of each transaction. Our transaction processing software includes verification mechanisms at various stages of the execution process, which result in significantly reduced manual intervention, decreased probability of erroneous trades and more accurate execution for customers.

eSpeed Auction and Transaction Engines. Our auction and transaction engines use Interactive Matching, our proprietary rules-based method, instrument and product. These engines were developed to support trading in the largest capital markets in the world, such as government bonds and futures contracts, and the more diverse, fragmented and database intensive markets, such as corporate bonds and Eurobonds. These transaction engines are designed to be modular and flexible to allow modification in order to apply them to other markets and auction types. In Europe, for example, we have added a component that allows us to process transactions and auctions in multiple currencies simultaneously. Our transaction engines have embedded security features and an added messaging layer, via our proprietary API, to provide security from unauthorized use. In addition, we use encryption to protect our customers who transact business over the Internet.

We believe that our marketplace expertise and rules-based systems provide incentives for customers to actively participate in our marketplaces. For example, Interactive Matching provides incentives to participate in our marketplaces by encouraging participants to expose their orders to the market. In standard auctions, the incentive is for participants to wait until the last moment to make a bid or offer. Our priority rules encourage trading activity by giving the last successful active participant a time-based right of first refusal on the next sale or purchase. The party that provides auction products for the market or creates liquidity (by inputting a price to buy or sell) generally pays less commission than the participant that consummates the trade by acting on that price. With our pricing policies and proprietary priority rules, our system is designed to increase liquidity and to draw participants into the market. This proprietary rules-based system is adaptable and, as part of our business strategy, we intend to apply it across other non-financial markets for multiple products and services.

eSpeed Credit MasterSM Credit and Risk Management Systems. Our eSpeed Credit Master credit and risk management systems are an important part of the operation of our electronic marketplaces. These systems (1) continuously monitor trades of our customers to help prevent them from exceeding their credit limits, (2) automatically prevent increased exposure from further trading once a customer has reached a pre-determined credit limit and (3) evaluate transactions and calculate both individual positions and risk exposure across various products and credit limits.

eSpeed Name Give-Up MatrixSM-Credit Monitoring. Through the use of our name give-up matrix, we enable our market participants to create counterparty credit exposure limits to manage the counterparties with which they transact in non-central counterparty markets. In these markets, participants settle transactions directly with other participants. Using this matrix module, the participants can pre-select the counterparties that they are willing to transact with in that market. The module displays all prices to market participants, and highlights and enables execution on prices that are from approved counterparties. Additionally, the module has features that permit each participant to manage the activities of our traders on a real-time basis.

eSpeed Pricing Engines and Analytics. We have developed a number of analytical software tools that permit us to price products that trade in less liquid markets and for which current pricing information is not readily available. For example, our TOPS system is a proprietary computer application that enables us to link multiple markets, offer prices and create and enhance marketplaces for products that have limited liquidity. In our financial markets, TOPS currently uses data from existing cash and futures markets to calculate pricing for related transactions where no market prices currently exist, thereby facilitating liquidity. These multi-variable trades are difficult to execute in voice-based markets due to their complexity and the slow speed of manual execution.

eSpeed Middle- and Back-Office Applications. Our middle- and back-office applications support clearance, settlement, tracking and reporting of trades and provide links to outside clearing entities. For example, in the financial markets, we outsource our clearance and settlement services to Cantor and Freedom (for Canadian markets), where both parties to a trade send either cash or securities to Cantor or Freedom and Cantor or Freedom settles the trade and sends each party the cash or securities due. Our reporting and accounting systems are designed to track and record all charges and commissions for a trade. Our eSpeed system and products automate previously paper- and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of many of our customers’ back offices and enabling straight-through processing.

OUR CUSTOMERS

Our customers include banks, dealers, brokers, professional trading firms, futures commission merchants and other professional market participants and other financial institutions. We are a trusted source for electronic trading at the world’s largest fixed income and foreign exchange trading firms and major exchanges. Other than Cantor and BGC, no individual customer accounts for more than 10% of our revenues. Approximately, 45.6% of our revenues are attributable to Cantor and 35.4% are attributable to BGC Partners.

We provide access to the electronic marketplaces and broker-assisted services supported by our eSpeed system. We expect that a portion of our customers who use voice brokers will migrate to fully electronic access over the coming years or will use our integrated hybrid voice-assisted products and brokerage services. We intend to continue to license our intellectual property. We also expect to add customers for eSpeed Software Solutions from the financial markets. In addition, we intend to build relationships with new customers, including traditional competitors of Cantor and BGC Partners. We further intend to provide third parties with the infrastructure, including systems administration, internal network support and operations and disaster recovery services, that is critical to providing fully electronic marketplaces in a wide variety of products.

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

We believe that customized pricing has resulted, and will continue to result, in more predictable market volumes on the eSpeed platform. In addition, in anticipation of projected increases in U.S. Treasury volumes, we believe that more customers with variable pricing in contracts will qualify for such volume for discounts and fixed price arrangements in the future.

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

Our senior management team actively works to establish strategic relationships, develop new markets for our technology and structure and execute investments and acquisitions. Our team promotes eSpeed at conferences, conventions, events and speaking engagements that advance both our technology and our brand name. In many cases, these engagements are focused within specific markets that we intend to develop in the future. All of these efforts are intended to enhance our image, customer awareness and profitability.

SOFTWARE DEVELOPMENT

We devote substantial efforts to the development and improvement of our hybrid and electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2007, we employed 358 technology professionals.

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

Although we do not believe that there is another fully integrated, multi-asset platform offering electronic trading across futures, foreign exchange and fixed income, there are a number of competitors in each of those markets. Our current and prospective competitors are numerous and include interdealer brokerage firms, multi-dealer trading companies, technology companies and market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity Internet-based trading systems. ICAP Plc, an interdealer broker in the financial markets, is a significant competitor for us in electronic trading of government securities and is a significant competitor in the electronic spot foreign exchange markets, along with Reuters. There are also a number of smaller electronic trading platforms competing in the foreign exchange space. The futures market also has a number of different order- routing and Independent Software Vendor (“ISV”) solutions for electronic trading, including Trading Technologies International, Inc., Patsystems plc, RTS Systems AG, FFastFill plc and other providers. GFI Group, Inc., Creditex Inc. and ICAP Plc are currently active in the credit derivatives market area in which we and our affiliate BGC Partners compete, and many of these competing firms have fully-electronic credit derivatives products. We believe that we may also face future competition from large computer software companies, market data and technology companies and some securities brokerage firms, some of whom are currently our customers, as well as from any future strategic alliances, joint ventures, or other partnerships created by one of more of our potential or existing competitors.

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

We also have an agreement to license technology covered by several pending U.S. patent applications relating to various other aspects of our electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations, and have received patents for some of those applications.

In April 2001, we purchased the Wagner Patent, which involved automated futures trading systems in which transactions are completed by computerized matching of bids and offers of futures contracts on an electronic platform. In August 2002, we and Electronic Trading Systems Corporation, which we refer to as “ETS,” the former owner of the Wagner Patent, entered into a settlement agreement with CME and CBOT to resolve litigation with CME and CBOT related to the Wagner Patent and provide for certain licenses. On March 29, 2002, we entered into a long-term licensing agreement with Intercontinental Exchange, Inc., which we refer to as “ICE,” granting use of our Wagner Patent to ICE. In December 2002, we entered into an agreement with CBOT to distribute futures products over our eSpeed system. In December 2003, we entered into a Settlement Agreement containing a license agreement with NYMEX to resolve litigation with NYMEX related to the Wagner Patent. With respect to all of these agreements, a portion of the fees received by eSpeed was paid to ETS. The Wagner Patent expired in February 2007.

In July 2004, we entered into an agreement with NYBOT, expiring in 2017, which provided among other things for payments in respect of NYBOT’s electronic futures trading through 2017. As a result of the agreement with NYBOT, we are the sole owner of the Cantor Financial Futures Exchange and the Commodity Futures Clearing Corporation of New York. Additionally, we have agreed with NYBOT that NYBOT will provide processing services for futures contracts or options on futures contracts listed on the Cantor Financial Futures Exchange or other exchange designated by us.

Our patent portfolio is growing and consists of numerous patents and patent applications relating to our core business and relating to other businesses. We continue to look for opportunities to license and/or otherwise monetize these and other patents in our portfolio. Some of our patents are the subject of litigation. See “Item 3. Legal Proceedings.”

We cannot determine at this time the significance of any of the foregoing patents, or patent applications, if issued, to our business. We can give no assurance that any of the foregoing patents will be found by a court to be valid and enforceable, or that any of these patents would not be infringed by a third party competing or seeking to compete with our business. Our business strategy may or may not include licensing such patents for royalties, joint ventures with other marketplaces or exchanges, or exclusively using the patents in our marketplaces and other product and service offerings.

SEGMENT AND GEOGRAPHIC INFORMATION

See “Item 8. Financial Statements and Supplemental Data—Note 17” for more information regarding segment and geographic information.

EMPLOYEES

As of December 31, 2007, we had 422 employees, five of whom were our executive officers. None of these employees are represented by a union. We believe that we have good relations with our employees.

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

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business. The risk factors refer to the separate business of eSpeed and the business of the Combined Company after completion of the merger, as well as certain risks related to the merger. For further information regarding the merger, see the Merger Proxy Statement.

RISKS RELATED TO OUR BUSINESS

Risks Related to the Merger

The failure to integrate successfully the businesses and operations of eSpeed and BGC Partners in the expected time frame may adversely affect the Combined Company’s future results.

Historically, eSpeed and BGC Partners have operated as separate companies related primarily through the Amended and Restated Joint Services Agreement dated October 1, 2005 with Cantor (“JSA”), and they will continue to do so until the completion of the merger. The management of the Combined Company may face significant challenges in consolidating the functions of eSpeed and BGC Partners to be acquired in the merger, integrating their technologies, organizations, procedures, policies and operations, as well as retaining key personnel. The integration may also be complex and time consuming, and require substantial resources and effort potentially resulting in the diversion of management’s attention for an extended period of time and the incurrence of substantial costs, including costs we may not anticipate. The integration process may also disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect their relationships with employees and others with whom they have business or other dealings or to achieve the anticipated benefits of the merger, including the realization of anticipated cost savings and revenue enhancements. The Combined Company will incur approximately $12 million in non-recurring costs associated with combining the operations of the two companies, including legal, accounting or other transaction fees and other costs related to the merger. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses combined in the merger, may over time offset the significant transaction and merger-related costs we incurred, this net benefit may not be achieved in the near term, or at all. In addition, difficulties in integrating the businesses of eSpeed and the BGC Partners businesses, acquired from Cantor in the merger, could harm our reputation.

Certain directors and executive officers of eSpeed and BGC Partners may have interests in the merger that are different from, or in addition to or in conflict with, yours.

Executive officers of BGC Partners (who, in some cases, are also officers of eSpeed) negotiated the terms of the merger agreement on behalf of BGC Partners and, upon the unanimous recommendation of the Special Committee, the eSpeed Board of Directors approved the merger agreement and the transactions contemplated thereby, including the merger and the issuance of Combined Company common stock and rights to acquire Combined Company common stock as consideration in the merger, and unanimously recommended that stockholders vote in favor of the adoption of the merger agreement and the transactions contemplated thereby at the Special Meeting. These directors and executive officers may have interests in the merger that are different from, or in addition to, yours, and the interests of the current directors and executive officers of eSpeed, the future directors and officers of the Combined Company and certain beneficial owners of eSpeed common stock may conflict with the interests of the unaffiliated eSpeed stockholders. These interests include the continued employment of certain executive officers of eSpeed or BGC Partners by the Combined Company, the continued positions of directors of eSpeed as directors of the Combined Company or as officers or partners of Cantor, and the indemnification of former eSpeed and BGC Partners directors and officers by the Combined Company.

eSpeed stockholders, other than Cantor and its affiliates, will have a reduced ownership and voting interest in the Combined Company after the merger and will be further diluted upon exchange of BGC Holdings limited partnership interests into Combined Company common stock.

After the completion of the merger, eSpeed stockholders, other than Cantor and its affiliates, will own a smaller percentage of the Combined Company than they currently own of eSpeed. Upon completion of the merger, the holders of eSpeed Class A common stock (other than Cantor and its affiliates) will own approximately 41.2% of the Combined Company Class A common stock and will have approximately 11.8% of the voting power of the Combined Company on a diluted basis. Following the closing of the merger, we currently expect to conduct a primary and secondary offering of the Combined Company Class A common stock. The timing, the size and the price of such offering have not yet been determined. Such an offering could dilute the Combined Company stockholders. Holders of eSpeed Class A common stock (other than Cantor and its affiliates), as a group, will have reduced ownership and voting power in the Combined Company compared to their ownership and voting power in eSpeed. In addition, future sales of shares of Combined Company Class A common stock could further dilute eSpeed stockholders. Current eSpeed stockholders will experience further dilution of their ownership interest in the Combined Company upon exchange of BGC Holdings limited partnership interests into Combined Company common stock.

The impact of the separation and the merger on the founding partners, restricted equity partners and future working partners may adversely affect the Combined Company’s ability to retain, recruit and motivate these persons.

While we believe the separation will promote retention and recruitment, some founding partners, restricted equity partners and future working partners may be more attracted to the benefits of working at a private, controlled partnership or of being a partner in Cantor, which may adversely affect the Combined Company’s ability to retain, recruit and motivate these persons. The impact of the separation on the founding partners, restricted equity partners, future working partners and other employee retention and recruitment is uncertain.

Many of the individuals that will be key employees of the Combined Company are currently limited partners of Cantor. We believe that the possibility of becoming a limited partner of Cantor has been an important tool in its ability to hire and retain key employees. Prior to the merger, Cantor will redeem Cantor limited partnership interests held by founding partners in exchange for BGC Holdings limited partnership interests and distribution rights in respect of BGC Partners interests and, after the merger, Combined Company Class A common stock. For a discussion of this redemption and the treatment of founding partners, BGC Partners employees and other persons who provide services to BGC Partners in connection with the separation and the merger, see “Certain Relationships and Related Transactions, and Director Independence—The Proposed Merger,” and “Certain Relationships and Related Transactions, and Director Independence—BGC Holdings Participation Plan”. Following the merger, it is not expected that the Combined Company’s key employees will have the right to become limited partners in Cantor. In addition, we expect that from time to time following the merger, key employees of the Combined Company will have the opportunity to become limited partners of BGC Holdings. See “Certain Relationships and Related Transactions, and Director Independence—BGC Holdings Participation Plan.”

While these BGC Holdings limited partnership interests will entitle founding/working partners and restricted equity partners to participate in distributions of income from the operations of the Combined Company’s business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such founding/working partner or restricted equity partners will, unless Cantor, in the case of the founding partners, and the Combined Company, as the general partner of BGC Holdings, otherwise determine, only be entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account, and not any goodwill or going concern value of the Combined Company’s business. Moreover, unlike Cantor, founding/working partners and restricted equity partners will have no right to exchange their BGC Holdings limited partnership interests for shares of Combined Company capital stock (unless, in the case of founding partners, Cantor determines otherwise, as Cantor intends to do with respect to a portion of the founding partner interests immediately after the merger, and in the case of working partners and restricted equity partners, the BGC Holdings general partner with Cantor’s consent determines otherwise) and thereby realize any higher value associated with Combined Company capital stock. See “Certain Relationships and Related Transactions, and Director Independence.”

The BGC Holdings limited partnership interests are also subject to redemption, with respect to the founding partners, upon mutual agreement of Cantor and the general partner of BGC Holdings, and with respect to the working partners and restricted equity partners, at the election of the general partner of BGC Holdings and will subject founding/working partners and restricted equity partners to non-competition and non-solicitation covenants. In addition, the exercise of Cantor’s right of first refusal in respect of founding partner interests and, in certain circumstances, working partner interests and REU interests (in each case that have not become exchangeable), will result in the share of distributions of income from the operations of the Combined Company’s business on other outstanding BGC Holdings limited partnership interests, including those held by founding/working or restricted equity partners, to remain the same rather than increasing as would be the case if such interests were redeemed by BGC Holdings.

The terms of the BGC Holdings limited partnership interests held by founding/working partners and restricted equity partners will also differ from the terms of the limited partnership interests in Cantor currently held by founding partners and by certain of the restricted equity partners as follows:

•

unlike the limited partnership interests in Cantor, founding/working partners and restricted equity partners will not be entitled to reinvest the distributions on BGC Holdings limited partnership interests in additional BGC Holdings limited partnership interests at preferential or historical prices; and

•

Cantor will be entitled to receive any amounts from selected extraordinary transactions which are withheld from distributions to founding/working partners and restricted equity partners and forfeited by founding/working partners and restricted equity partners leaving BGC Holdings prior to their interests in such withheld distributions fully vesting rather than any such forfeited amounts accruing to the benefit of all BGC Holdings limited partners on a pro rata basis.

Founding partners may find any of these terms of the BGC Holdings limited partnership interests to be less attractive than the current arrangements for limited partners of Cantor, which may reduce the effectiveness of these interests as retention tools.

In addition, the ownership of the distribution rights and underlying shares of Combined Company Class A common stock received by founding partners and other persons providing services to BGC Partners will not be dependent upon a founding partner’s continued employment with the Combined Company or Cantor or compliance with the partner obligations, and founding partners will not be restricted from leaving the Combined Company by the potential loss of shares distributable pursuant to these distribution rights.

The Combined Company will be required to pay Cantor for a significant portion of the benefit relating to any additional tax depreciation or amortization deductions it may claim as a result of the tax basis step-up BGC Partners receives, the rights to which the Combined Company will assume in the merger, in connection with the separation and the related transactions, respectively.

The BGC Holdings exchangeable limited partnership interests received by Cantor may, in effect, be exchanged in the future for shares of Combined Company Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Combined Company Class B common stock, Combined Company Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). The exchanges may result in increases in the tax basis of the tangible and intangible assets of BGC U.S. and BGC Global attributable to BGC Partners’, or, after the merger, the Combined Company’s, interest in BGC U.S. and BGC Global that otherwise would not have been available. These increases in the tax basis may reduce the amount of tax that BGC Partners, or, after the merger, the Combined Company, would otherwise be required to pay in the future, although the Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

The merger agreement and the separation agreement contemplate that BGC Partners will enter into, and the Combined Company will assume BGC Partners’ rights and obligations under, a tax receivable agreement with Cantor that will provide for the payment by the Combined Company to Cantor of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that it actually realizes as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Combined Company expects to benefit from the remaining 15% of cash savings, if any, in income or franchise tax that it realizes. The Combined Company will determine, after consultation with Cantor, the extent to which it is permitted to claim any such tax benefits, and such tax benefits will be taken into account in computing any cash savings so long as the Combined Company’s accountants agree that it is at least more likely than not that such tax benefit is available. BGC Partners, or, after the merger, the Combined Company, will have the right to terminate the tax receivable agreement at any time for an amount based on an agreed value of payments remaining to be made under the agreement, provided that if Cantor and the Combined Company cannot agree upon a value, the agreement will remain in full force and effect. While the actual amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of the income that BGC Partners, or, after the merger, the Combined Company, achieves, it is expected that as a result of the anticipated magnitude of the increases in the tax basis of the tangible and intangible assets of BGC U.S. and BGC Global attributable to BGC Partners’, or, after the merger, the Combined Company’s, interest in BGC U.S. and BGC Global, during the expected 24-year term of the tax receivable agreement, the payments that BGC Partners, or, after the merger, the Combined Company, may make to Cantor could be substantial. The ability of BGC Partners, or, after the merger, the Combined Company, to achieve benefits from any such increase will depend upon a number of factors, including the timing and amount of future income of BGC Partners, or, after the merger, the Combined Company.

Pursuant to the tax receivable agreement, 20% of each payment that would otherwise be made by the Combined Company will be deposited into an escrow account until the expiration of the statute of limitations for the tax year to which the payment relates. If the Internal Revenue Service successfully challenges the availability of any tax benefit and determines that a tax benefit is not available, the Combined Company will be entitled to receive reimbursements from Cantor for amounts it previously paid under the tax receivable agreement and Cantor will indemnify the Combined Company and hold it harmless with respect to any interest or penalties in respect of the disallowance of any deductions which gave rise to the payment under the tax receivable agreement (together with reasonable attorneys’ and accountants’ fees incurred in connection with any related tax contest, but only to the extent Cantor is permitted to control such contest). Any such reimbursement or indemnification payment shall be satisfied first from the escrow account (to the extent funded in respect of such payments under the tax receivable agreement). See “Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement”.

The separation and the merger might be challenged by creditors as a fraudulent transfer or conveyance, and equity holders and creditors of the entity held liable could be adversely affected should a court agree with such a challenge.

Although we do not believe that the separation or the merger will result in a fraudulent conveyance or transfer, if a court in a suit by an unpaid creditor or representative of creditors of Cantor or another entity transferring consideration to BGC Partners or the Combined Company, such as a trustee in bankruptcy, or Cantor or such other entity itself, as debtor-in-possession in a reorganization case under Title 11 of the U.S. Code, were to find that:

•

the separation or the merger, as the case may be (or any component transaction thereof), was undertaken for the purpose of hindering, delaying or defrauding creditors of Cantor or another entity by transferring consideration to BGC Partners as part of the separation or the Combined Company as part of the merger, as the case may be; or

•

Cantor or another entity transferring consideration to BGC Partners as part of the separation or the Combined Company as part of the merger received less than reasonably equivalent value or fair consideration in connection with the separation or the merger, as the case may be, and (1) any of Cantor or such other entity (as applicable) were insolvent immediately before, or were rendered insolvent by, the separation or the merger, as the case may be, (2) Cantor or such other entity (as applicable) immediately prior to, or as of the effective time of, the completion of the separation or the merger, as the case may be, and after giving effect thereto, intended or believed that it would be unable to pay its debts as they became due or (3) the capital of any of Cantor or such other entity (as applicable) immediately before, or at the effective time of, the completion of the separation or the merger, as the case may be, and after giving effect thereto, was inadequate to conduct its business;

then that court could determine that the separation or the merger, as the case may be (or any component transaction thereof), violated applicable provisions of the U.S. Bankruptcy Code or applicable non-bankruptcy fraudulent transfer or conveyance laws. This determination would permit unpaid creditors, the bankruptcy trustee or debtor-in-possession to rescind the separation or the merger, as the case may be (or component transaction thereof), to recover the consideration transferred or an amount equal to the value thereof from BGC Partners or the Combined Company, or to subordinate or render unenforceable the debt incurred in furtherance thereof, or to require BGC Partners or the Combined Company or the holder of such debt to fund liabilities for the benefit of creditors. Equity holders and creditors of BGC Partners or the Combined Company held liable as a result of such a determination would be adversely affected to the extent each is required to surrender value to satisfy its liability.

The measure of insolvency for purposes of the foregoing considerations will vary depending upon the law of the jurisdiction that is being applied. Generally, however, an entity would be considered insolvent if:

•	the sum of its liabilities, including contingent liabilities, is greater than its assets, at a fair valuation;

•

the present fair saleable value of its assets is less than the amount required to pay the probable liability on its total existing debts and liabilities, including contingent liabilities, as they become absolute and matured; or

•	it is generally not paying its debts as they become due.

Similar provisions would also apply in any other jurisdiction in which the separation and/or merger takes effect.

If the Combined Company were deemed an “investment company” under the Investment Company Act of 1940, as amended, as a result of its ownership of BGC U.S., BGC Global or BGC Holdings, applicable restrictions could make it impractical for the Combined Company to continue its business as contemplated and could materially adversely affect its business, financial condition and results of operation.

If Cantor ceases to hold a majority of the Combined Company’s voting power, Cantor’s interest in the Combined Company could be deemed an investment security under the Investment Company Act of 1940, as amended, which we refer to as the “Investment Company Act.” If the Combined Company were to cease participation in the management of BGC Holdings (or BGC Holdings, in turn, were to cease participation in the management of BGC U.S. or BGC Global) or not be deemed to have a majority of the voting power of BGC Holdings (or BGC Holdings, in turn, were to not be deemed to have a majority of the voting power of BGC U.S. or BGC Global), the Combined Company’s interest in BGC Holdings or BGC U.S. or BGC Global could be deemed an “investment security” for purposes of the Investment Company Act. If BGC Holdings ceased to participate in the management of BGC U.S. or BGC Global or not be deemed to have a majority of the voting power of BGC U.S. or BGC Global, its interest in BGC U.S. or BGC Global could be deemed an “investment security” for purposes of the Investment Company Act. Generally, an entity is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. The Combined Company will be a holding company and will hold BGC U.S. limited partnership interests, BGC Global limited partnership interests, the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC Holdings. A determination that the Combined Company holds more than 40% of its assets in investment securities could result in the Combined Company being an investment company under the Investment Company Act and becoming subject to registration and other requirements of the Investment Company Act.

The Investment Company Act and the rules thereunder contain detailed prescriptions for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, limit the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance requirements. If anything were to happen that would cause the Combined Company, BGC Holdings or Cantor to be deemed to be an investment company under the Investment Company Act, the Investment Company Act would limit its capital structure, ability to transact business with affiliates (including Cantor, BGC Holdings or the Combined Company, as the case may be) and ability to compensate key employees. Therefore, if Cantor, BGC Holdings or the Combined Company became subject to the Investment Company Act, it could make it impractical to continue the business of the Combined Company as contemplated by the merger, impair the agreements and arrangements, including the merger agreement, the separation agreement and related agreements and the transactions contemplated by those agreements and arrangements between and among eSpeed, BGC Partners, BGC Holdings, BGC U.S., BGC Global and Cantor or any combination thereof and materially adversely affect the Combined Company’s business, financial condition and results of operations.

Risks Related to the Combined Company’s Business

Because competition for the services of brokers is intense, the Combined Company may not be able to attract and retain highly skilled brokers, which could adversely impact its revenues and as a result could materially adversely affect its business, financial condition and results of operations.

The Combined Company’s ability to provide high-quality brokerage services and maintain long term relationships with its customers will depend, in large part, upon its brokers. As a result, the Combined Company must attract and retain highly qualified brokerage personnel. In recent years, BGC Partners has significantly grown the number of brokers in its business through new hires and acquisitions of existing businesses, and the Combined Company is expected to continue to do so in the future. Competition for the services of brokers is intense, especially for brokers with extensive experience in the specialized markets in which the BGC businesses participate or the Combined Company may seek to enter. If the Combined Company is unable to hire or retain highly qualified brokers, including retaining those employed by businesses we acquire in the future, the Combined Company may not be able to enter new brokerage markets or develop new products. If the Combined Company loses one or more of its brokers in a particular market in which it participates, the Combined Company’s revenues may decrease and the Combined Company may lose market share in that particular market.

In addition, recruitment and retention of qualified brokers could result in substantial additional costs. The businesses constituting the Combined Company have been a party to, or otherwise involved in, several litigations and arbitrations involving competitor claims in connection with new employee hires. The Combined Company may also pursue its rights through litigation when competitors hire its employees who are under contract with the Combined Company. The businesses constituting the Combined Company are currently involved in litigations and arbitrations with their competitors relating to new employee hires and departures. We believe such proceedings are common in the Combined Company’s industry due to its highly competitive nature. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on the Combined Company’s financial condition. Regardless of the outcome of these claims, the Combined Company will generally incur significant expenses and require substantial management time to deal with these claims. See “Item 3. Legal Proceedings.”

If the Combined Company fails to attract new personnel, or fails to retain and motivate its current personnel, or if the Combined Company incurs increased costs associated with attracting and retaining personnel (such as litigation, arbitration, sign-on or guaranteed bonuses or forgivable loans), the Combined Company’s revenues and expenses could be adversely impacted and, as a result, its business, financial condition and results of operations could be materially adversely affected.

The Combined Company will face strong competition from brokerage and financial services firms, many of which have greater market presence, marketing capabilities and technological and personnel resources than will the Combined Company, which could lead to pricing pressures which could adversely impact the Combined Company’s revenues and as a result could materially adversely affect the Combined Company’s business, financial condition and results of operations.

The brokerage and financial services industries are intensely competitive, and are expected to remain so. The Combined Company will primarily compete with four major, diversified inter-dealer brokers. These inter-dealer brokers are ICAP plc, Tullett Prebon plc, GFI Group Inc. and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. Other inter-dealer broker competitors will include a number of smaller, private firms that tend to specialize in specific product areas or geographies. The Combined Company will also compete with companies that provide alternative products, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities and other securities. BGC Partners and eSpeed increasingly compete and after the merger, the Combined Company will compete with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, options and options on futures. The recent consolidations of certain exchanges could have a negative impact on the Combined Company’s operations. Some of the Combined Company’s competitors have greater market presence, marketing capabilities and financial, technological and personnel resources than it will and, as a result, its competitors may be able to:

•	develop and expand their network infrastructures and service offerings more efficiently or more quickly than the Combined Company can;

•	adapt more swiftly to new or emerging technologies and changes in customer requirements;

•	identify and consummate acquisitions and other opportunities more effectively than the Combined Company can;

•	hire brokers and other key employees of the Combined Company;

•	devote greater resources to the marketing and sale of their products and services;

•	more effectively leverage existing relationships with customers and strategic partners or exploit more recognized brand names to market and sell their services;

•	provide a lower cost structure and lower commissions;

•	provide access to trading in products or a range of products that at any particular time the Combined Company does not offer; and

•	develop services similar to the Combined Company’s new services that are preferred by the Combined Company’s customers.

In addition, new competitors may emerge and entire product lines may be threatened by new technologies or market trends that reduce the value of these existing product lines. If the Combined Company is not able to compete successfully in the future, its revenues could be adversely impacted and as a result its business, financial condition and results of operations could be materially adversely affected.

Competition for brokerage transactions also has resulted in substantial commission discounting by brokers that will compete with the Combined Company for its brokerage business. Further discounting could adversely impact the Combined Company’s revenues and margins and as a result could materially adversely affect the Combined Company’s business, financial condition and results of operations. The market for hiring brokers of various securities and financial products is also highly competitive and, from time to time, may result in litigation and/or arbitration. See “Item 3. Legal Proceedings.”

The Combined Company’s operations also will include the sale of pricing and transactional information produced by its brokerage operations to securities information processors and/or vendors. There is a high degree of competition in pricing and transaction reporting products and services, and such businesses may become more competitive in the future. Competitors and customers of the Combined Company’s brokerage businesses have together and individually offered market information services in competition with those offered and expected to be offered by the Combined Company.

Consolidation in the brokerage, exchange and financial services industries could materially adversely affect the Combined Company’s business, financial condition and results of operations because the Combined Company may not be able to compete successfully.

In recent years, there has been substantial consolidation and convergence among companies in the brokerage, exchange and financial services industries, resulting in increased competition. Continued consolidation in the financial services industry and especially among the Combined Company’s customers could lead to the exertion of additional pricing pressure by the Combined Company’s primary customers, impacting the commissions it generates from its brokerage services. Further, the recent consolidation among exchange firms, and expansion by these firms into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads. These developments have increased competition from firms with potentially greater access to capital resources than the Combined Company. Finally, consolidation among the Combined Company’s competitors other than exchange firms could result in increased resources and product or service offerings for the Combined Company’s competitors. If the Combined Company is not able to compete successfully in the future, its business, financial condition and results of operations could be materially adversely affected.

The failure to integrate successfully the businesses and operations of eSpeed and the BGC Partners businesses acquired from Cantor in the merger could limit our ability to achieve the expected benefits from the acquisition and may adversely affect our future results.

Until the completion of the merger, eSpeed and the BGC Partners businesses to be acquired from Cantor in the merger have operated as separate companies related primarily through the Amended and Restated Joint Services Agreement, dated October 1, 2005, which we refer to as the “JSA,” with Cantor. Our management may face significant challenges in consolidating the functions of eSpeed and the BGC Partners businesses to be acquired in the merger, integrating their technologies, organizations, procedures, policies and operations, as well as retaining key personnel. The integration may also be complex and time consuming, and require substantial resources and effort potentially resulting in the diversion of management’s attention for an extended period of time and the incurrence of substantial costs, including costs we may not anticipate. The integration process may also disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect their relationships with employees and others with whom they have business or other dealings or to achieve the anticipated benefits of the merger, including the realization of anticipated cost savings and revenue enhancements. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses combined in the merger, may over time offset the significant transaction and merger-related costs we incurred, this net benefit may not be achieved in the near term, or at all. In addition, difficulties in integrating the businesses of eSpeed and the BGC Partners businesses to be acquired from Cantor in the merger could harm our reputation.

The Combined Company may pursue strategic alliances, acquisitions or joint ventures or hire brokers for new or existing brokerage desks, which could present unforeseen integration obstacles or costs and could dilute the common stock owned by the Combined Company’s stockholders.

BGC Partners and eSpeed have explored and the Combined Company intends to explore a wide range of strategic alliances, acquisitions or joint ventures with other brokers and with other companies that have interests in businesses in which there are brokerage or other strategic opportunities. For example, in December 2007, we and 11 other leading financial institutions announced the establishment of a new joint venture, a fully-electronic futures exchange, which we refer to as “ELX.” See “Item 1. Business—eSpeed products and Services—Support for ELX Futures Platform.” The Combined Company also may seek to hire brokers for new or existing brokerage desks. These acquisitions or new hires may be necessary in order for the Combined Company to enter into or develop new product areas.

Strategic alliances, acquisitions, joint ventures and new hires involve a number of risks and present financial, managerial and operational challenges, including:

•	potential disruption of the Combined Company’s ongoing business and product development and distraction of management;

•	difficulty retaining and integrating personnel and integrating financial and other systems;

•	the necessity of hiring additional management and other critical personnel and integrating them into current operations;

•	litigation and/or arbitration associated with hiring brokerage personnel;

•	increasing the scope, geographic diversity and complexity of the Combined Company’s operations;

•	potential dependence upon, and exposure to liability, losses or reputational damage relating to systems, controls and personnel that are not under the Combined Company’s control;

•	potential unfavorable reaction to the Combined Company’s strategic alliance, acquisition or joint venture strategy by its customers;

•	to the extent that the Combined Company pursues business opportunities outside the United States, exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities;

•	the up-front costs associated with recruiting brokerage personnel, including those costs associated with establishing a new brokerage desk;

•	conflicts or disagreements between any strategic alliance or joint venture partners and the Combined Company; and

•	exposure to additional liabilities of any acquired business, strategic alliance or joint venture.

As a result of these risks and challenges, the Combined Company may not realize any anticipated benefits from strategic alliances, acquisitions or joint ventures, and such strategic alliances, acquisitions or joint ventures may in fact materially adversely affect the Combined Company’s business, financial condition and results of operations. In addition, future strategic alliances, acquisitions or joint ventures or the hiring of new brokerage personnel may involve the issuance of additional shares of Combined Company common stock, which may dilute your ownership of the Combined Company or may involve litigation. See “Item 3. Legal Proceedings.”

If the Combined Company is unable to identify and exploit new market opportunities, its revenues may decline and as a result its business, financial condition and results of operations could be materially adversely affected.

As more participants enter markets in which the Combined Company operates, the resulting competition often leads to lower commissions. This may result in a decrease in revenues in a particular market even if the volume of trades the Combined Company handles in that market increases. As a result, the Combined Company’s strategy will be to broker more trades and increase market share in existing markets and to seek out new markets in which it believes it can charge higher commissions. Pursuing this strategy may require significant management attention and broker expense. The Combined Company may not be able to attract new customers or successfully enter new markets. If the Combined Company is unable to identify and exploit new market opportunities on a timely and cost-effective basis, its revenues may decline and as a result its business, financial condition and results of operations could be materially adversely affected.

The Combined Company’s ability to retain its key employees and the ability of certain key employees to devote adequate time to the Combined Company are critical to the success of the Combined Company’s business, and failure to do so may adversely affect the Combined Company’s revenues and as a result could materially adversely affect its business, financial condition and results of operations.

The Combined Company’s people will be its most important resource. The Combined Company must retain the services of its key employees and strategically recruit and hire new talented employees to obtain customer transactions that generate substantially all of the Combined Company’s revenues.

Howard W. Lutnick, who will serve as the Combined Company’s Co-Chief Executive Officer and Chairman, is also the Chairman of the Board and Chief Executive Officer of Cantor and President and the controlling stockholder of CF Group Management, Inc., Cantor’s managing general partner, which we refer to as “CFGM.” Lee M. Amaitis, who serves as our Co-Chief Executive Officer and a member of our board of directors, and who is currently Chairman and Chief Executive Officer of BGC International (formerly known as Cantor Fitzgerald International), which we refer to as “BGCI,” is currently employed as President and Chief Executive Officer of Cantor Index Limited and holds positions at various gaming affiliates of Cantor. Stephen M. Merkel, who will serve as the Combined Company’s Executive Vice President, General Counsel and Secretary, is employed as Executive Managing Director, General Counsel and Secretary of Cantor. In addition, Messrs. Lutnick and Merkel also hold offices at various affiliates of Cantor. We currently expect that Mr. Lutnick will spend approximately 50% of his time each year on Combined Company matters, that Mr. Amaitis will spend approximately 90% of his time each year on Combined Company matters and that Mr. Merkel will spend approximately 50% of his time each year on Combined Company matters, although these percentages may vary depending on business developments at the Combined Company or Cantor or any of their affiliates. Messrs. Lutnick and Merkel hold Cantor partnership interests and will not have these interests redeemed as part of the separation. As a result, these key employees will dedicate only a portion of their professional efforts to the Combined Company’s business and operations. These key employees may not be able to dedicate adequate time to the Combined Company’s business and operations and the Combined Company could experience an adverse effect on its operations due to the demands placed on its management team by their other professional obligations. In addition these key employees’ other responsibilities could cause conflicts of interests with the Combined Company.

The BGC Holdings limited partnership agreement, which will include non-competition and other arrangements applicable to those key employees of the Combined Company who will be limited partners of BGC Holdings, may not prevent the Combined Company’s key employees, including Messrs. Lutnick and Merkel, who as Cantor partners are not subject to these provisions in the BGC Holdings limited partnership agreement, from resigning or competing against the Combined Company. In addition, the success of the businesses that will comprise the Combined Company has largely been dependent on the efforts of Messrs. Lutnick, Amaitis and Shaun D. Lynn and other executive officers. Should Mr. Lutnick leave or otherwise become unavailable to render services to the Combined Company, control of the Combined Company would likely pass to Cantor, and indirectly pass to the then controlling stockholder of CFGM, Cantor’s managing general partner, or to such other managing general partner as CFGM shall appoint. If any of the Combined Company’s key employees, including Messrs. Lutnick, Amaitis and Lynn, were to join an existing competitor, form a competing company, offer services to Cantor that compete with the Combined Company’s services or otherwise leave the Combined Company, some of the Combined Company’s customers could choose to use the services of that competitor or another competitor instead of the Combined Company’s services, which could adversely affect the Combined Company’s revenues and as a result could materially adversely affect its business, financial condition and results of operations.

Difficult market conditions, economic conditions and geopolitical uncertainties could adversely affect the Combined Company’s business in many ways by negatively impacting its revenues in the financial markets in which it offers services, which could have a material adverse effect on its business, financial condition and results of operations.

Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect the businesses that will comprise the Combined Company’s business and profitability. The businesses that will comprise the Combined Company and the brokerage and financial services industry in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. On a combined basis, in the year ended December 31, 2006 and the year ended December 31, 2007, over 85% and 89%, respectively, of the Combined Company’s revenues were generated by brokerage operations. As a result, the Combined Company’s revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which it will offer its services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that will be beyond the Combined Company’s control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on the Combined Company’s results and profitability. These factors include:

•	economic and political conditions in the United States, Europe and elsewhere in the world;

•	concerns about terrorism, war and other armed hostilities;

•	concerns over inflation and wavering institutional and consumer confidence levels;

•	the availability of cash for investment by the Combined Company’s dealer customers and their customers;

•	the level and volatility of interest rates and foreign currency exchange rates;

•	the level and volatility of trading in certain equity and commodity markets;

•	the level and volatility of the difference between the yields on corporate securities being traded and those on related benchmark securities, which we refer to as “credit spreads;” and

•	currency values.

Low trading volume or declining prices generally result in reduced revenues. Under these conditions, profitability is adversely affected since many costs, including certain aspects of commissions, compensation and bonuses, are fixed. In addition, although less common, some of the Combined Company’s brokerage revenues will be determined on the basis of the value of transactions or on credit spreads. For these reasons, decreases in trading volume or declining prices or credit spreads could have a material adverse effect on the Combined Company’s business, financial condition and results of operations.

Employee misconduct or error could harm the Combined Company by impairing its ability to attract and retain customers and subjecting the Combined Company to significant legal liability and reputational harm; moreover, this type of misconduct is difficult to detect and deter and error is difficult to prevent.

Employee misconduct or error could subject the Combined Company to financial losses and regulatory sanctions and could seriously harm its reputation and negatively affect its business. It is not always possible to deter employee misconduct, and the precautions taken to prevent and detect employee misconduct may not always be effective. Misconduct by employees could include engaging in improper or unauthorized transactions or activities, failing to properly supervise other employees or improperly using confidential information. Employee errors, including mistakes in executing, recording or processing transactions for customers, could cause the Combined Company to enter into transactions that customers may disavow and refuse to settle, which could expose the Combined Company to the risk of material losses even if the errors are detected and the transactions are unwound or reversed. If the Combined Company’s customers are not able to settle their transactions on a timely basis, the time in which employee errors are detected may be increased and its risk of material loss could be increased. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. It is not always possible to deter employee misconduct or error, and the precautions the Combined Company takes to detect and prevent this activity may not be effective in all cases.

The industry in which the Combined Company will operate is subject to significant regulation and as a result the Combined Company will be subject to regulatory capital requirements on the Combined Company’s regulated entities, and a significant operating loss or any extraordinary charge against capital could adversely affect the Combined Company’s ability to expand or, depending upon the magnitude of the loss or charge, even to maintain the current level of its business.

Many aspects of the Combined Company’s business, like those of other brokerage firms, are subject to significant capital requirements. In the United States, the SEC, FINRA and various other regulatory bodies (including the Commodity Futures Trading Commission, which we refer to as the “CFTC,” and the National Futures Association, which we refer to as the “NFA”) have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of the broker-dealer’s activities. eSpeed and BGC Partners currently operates and the Combined Company will operate, three U.S.-registered broker-dealers: BGC Securities, a New York general partnership, which we refer to as “BGC Securities,” BGC Financial and eSpeed Brokerage, Inc., a Delaware corporation, which we refer to as “eSpeed Brokerage.” In addition, eSpeed holds a 49% limited partnership interest in Aqua Securities, L.P., a Delaware limited partnership, which we refer to as “Aqua,” a U.S. registered broker-dealer. These broker-dealers are each subject to SEC and FINRA net capital requirements.

The Combined Company’s international operations will also be subject to capital requirements, which we refer to as “non-U.S. net capital requirements.” BGC Partners, and after the merger, the Combined Company, and certain of its subsidiaries that are incorporated in the United Kingdom are subject to capital requirements established by the U.K. Financial Services Authority (“FSA”). The FSA also applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital requirements enforced by the FSA are likely to change with the implementation of the European Directive on Capital Requirements and our U.K. subsidiaries will be required to adhere to these changes. In addition, the majority of the Combined Company’s other foreign subsidiaries will be subject to similar regulation by the relevant authorities in the countries in which they do business. These regulations often include minimum capital requirements which are subject to change.

While the Combined Company is expected to continue to maintain levels of capital in excess of regulatory minimums, there can be no assurance that this will be the case in the future. If the Combined Company fails to maintain the required capital, the Combined Company will be required to suspend its broker-dealer operations during the period that it is not in compliance with capital requirements, and may be subject to suspension or revocation of registration by the SEC and FINRA or withdrawal of authorization or other disciplinary action from domestic and international regulators, which would have a material adverse effect on the Combined Company’s business. In addition, if the Combined Company fails to maintain the capital required by clearing organizations of which it is a member, its ability to clear through those clearing organizations may be impaired, which may adversely affect its ability to process trades. If the capital rules are changed or expanded, or if there is an unusually large charge against capital, operations that require the intensive use of capital would be limited. The Combined Company’s ability to withdraw capital from its regulated subsidiaries is subject to restrictions, which, in turn, could limit its ability to pay dividends, repay debt and redeem or purchase shares of its common stock. In addition, the Combined Company may become subject to capital requirements in other foreign jurisdictions in which BGC Partners or eSpeed currently operates or in which the Combined Company may enter. We cannot predict the Combined Company’s future capital needs or its ability to obtain additional financing.

BGC Partners has incurred substantial losses in recent periods and the Combined Company may incur losses in the future.

BGC Partners has incurred substantial losses in several recent periods as it has sought to expand its operations quickly. BGC Partners recorded net losses of $96.1 million and $123.4 million for the year ended December 31, 2005 and the year ended December 31, 2006, respectively. BGC Partners also recorded net losses in certain quarters within other fiscal years.

As the Combined Company continues to develop its systems and infrastructure and expand its brand recognition and customer base through increased hiring of sales and other personnel, the Combined Company may incur losses in the future. If the Combined Company’s revenues do not increase sufficiently, or even if the Combined Company’s revenues increase but it is unable to manage its expenses, it may not achieve and maintain profitability in future periods.

Due to the current customer concentration of the businesses that will comprise the Combined Company, a loss of two, three or more of the Combined Company’s significant customers could harm the Combined Company’s business, financial condition and results of operations.

For the year ended December 31, 2007, on a pro forma combined basis, the Combined Company’s top 10 customers, collectively, accounted for approximately 40% of the Combined Company’s revenues. If the Combined Company were to lose two, three or more of these significant customers for any reason and not be compensated for such loss by doing additional business with other customers or by adding new customers, the Combined Company’s revenues would decline significantly and the Combined Company’s business, financial condition and results of operations would suffer.

The Combined Company’s brokerage activities will be subject to credit and performance risks, which could result in the Combined Company incurring significant losses and as a result could materially adversely affect its business, financial condition and results of operations.

The Combined Company’s brokerage activities will be subject to credit and performance risks. For example, the Combined Company’s customers may not deliver securities to one of the Combined Company’s operating subsidiaries which has sold those securities to another customer. If the securities due to be delivered have increased in value, there is a risk that the Combined Company may have to expend its own funds in connection with the purchase of other securities to consummate the transaction. While the Combined Company will take steps to ensure that its customers and counterparties have high credit standings and that financing transactions are adequately collateralized, the large dollar amounts that may be involved in its brokerage and financing transactions could subject it to significant losses if, as a result of customer or counterparty failures to meet commitments, it was to incur significant losses in liquidating or covering its positions in the open market.

BGC Partners and eSpeed have adopted policies and procedures to identify, monitor and manage credit risk, in both agency and principal transactions, through reporting and control procedures and by monitoring credit standards applicable to their customers or counterparties. These policies and procedures, however, may not be fully effective. Some of these risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by BGC Partners, eSpeed or, after the merger, the Combined Company. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. If BGC Partners’ and eSpeed’s and, after the merger, the Combined Company’s policies and procedures are not fully effective or the Combined Company is not always successful in monitoring or evaluating the risks to which it is, or may be, exposed, the Combined Company’s financial condition and results of operations could be materially adversely affected. In addition, the Combined Company’s insurance policies will not provide coverage for these risks.

In agency transactions, the Combined Company will charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, the Combined Company will identify the buyer and seller to each other and leave them to settle the trade directly. The Combined Company will be exposed to credit risk for commissions, as it bills to customers for its agency brokerage services. The Combined Company’s customers may default on their obligations to the Combined Company due to disputes, bankruptcy, lack of liquidity, operational failure or other reasons. Any losses arising from such defaults could materially adversely affect the Combined Company’s business, financial condition and results of operations.

Financial problems experienced by third parties could affect the markets in which the Combined Company provides brokerage services. In addition, a disruption in the credit derivative market could affect the Combined Company’s brokerage revenues.

Problems experienced by third parties could also affect the markets in which the Combined Company provide brokerage services. For example, in recent years, hedge funds have increasingly begun to make use of credit and other derivatives as part of their trading strategies. As a result, an increasing percentage of our business, directly or indirectly, results from trading activity by hedge funds. Hedge funds typically employ a significant amount of leverage to achieve their results and, in the past, certain hedge funds have had difficulty managing this leverage, which has resulted in market-wide disruptions. If one or more hedge funds that is a significant participant in a derivatives market experienced similar problems in the future, that derivatives market could be adversely affected and, accordingly, our brokerage revenues in that market could decrease.

In addition, recent reports in the United States and United Kingdom have suggested weaknesses in the way credit derivatives are assigned by participants in the credit derivative markets. Such reports expressed concern that, due to the size of the credit derivative market, the volume of assignments and the suggested weaknesses in the assignment process, one or more significant defaults by corporate issuers of debt could lead to a market-wide disruption or result in the bankruptcy or operational failure of hedge funds or other market participants. If the credit derivative markets experience a market disruption or if there was real or perceived lack of confidence that the credit derivative markets could orderly process one or more significant defaults of corporate issuers of debt, the use of credit derivatives could be reduced and the credit derivative market could be adversely affected and, accordingly, the Combined Company brokerage revenues in that market could decrease.

The securities settlement process and the execution of matched principal transactions will expose the Combined Company to risks related to a counterparty failing to fulfill its obligations that may impact the Combined Company’s liquidity and profitability and as a result could materially adversely affect its business, financial condition and results of operations.

The Combined Company will often provide brokerage services to its customers in the form of matched principal transactions, in which it will act as a “middleman” by serving as counterparty for identified buyers and sellers in matching, in whole or in part, reciprocal back-to-back trades. These principal transactions are then settled through clearing institutions with which the Combined Company will have a contractual relationship.

In executing matched principal transactions, the Combined Company is exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. The exposure the Combined Company will have to less liquid markets exacerbates this risk because transactions in these markets tend to be more likely not to settle on a timely basis than transactions in liquid markets. Adverse movements in the prices of securities that are the subject of these transactions can increase the risk. In addition, widespread technological failure, natural disasters (e.g., tsunami and earthquakes) or communication failures, such as those which occurred as a result of the terrorist attacks on September 11, 2001 and the blackout in the eastern portion of the United States in August 2003, as well as actual or perceived credit difficulties or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not fulfilling their obligations.

The Combined Company will be subject to financing risk in these circumstances because if a transaction does not settle on a timely basis, the resulting unmatched position may need to be financed, either directly by the Combined Company or through one of the clearing organizations, at the Combined Company’s expense. These charges may be recoverable from the failing counterparty, but sometimes they are not. In addition, in instances where the unmatched position or failure to deliver is prolonged or widespread due to rapid or widespread declines in liquidity for an instrument, there may also be regulatory capital charges required to be taken by the Combined Company, which, depending on their size and duration, could limit the Combined Company’s business flexibility or even force the curtailment of those portions of the Combined Company’s business requiring higher levels of capital. Credit or settlement losses of this nature may impact the Combined Company’s liquidity and profitability and as a result could adversely affect the Combined Company’s business, financial condition and results of operations.

The Combined Company will have market risk exposure from unmatched principal transactions entered into by some of its brokerage desks, which could result in losses and have a disproportionate effect on its revenues, financial condition and results of operations for any particular reporting period.

On a limited basis, the Combined Company’s brokerage desks will enter into unmatched principal transactions in the ordinary course of business due to errors or to facilitate transactions, add liquidity, improve customer satisfaction, increase revenue opportunities, attract additional order flow and, in a limited number of instances and subject to risk management limits, for the purpose of proprietary trading. As a result, the Combined Company will have market risk exposure on these unmatched principal transactions. The Combined Company’s exposure will vary based on the size of the overall positions, the terms and liquidity of the instruments brokered and the amount of time the positions are held before the Combined Company disposes of the position.

From a risk management perspective, the Combined Company will monitor risk on an end-of-day basis and desk managers will generally monitor such exposure on a continuous basis. Any unmatched positions are intended to be disposed of in the short term. Due to a number of factors, including the nature of the position and access to the market on which it trades, the Combined Company may not be able to match the position or effectively hedge its exposure and often may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, the Combined Company will mark these positions to market. Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in a loss. In addition, any principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on the Combined Company’s revenues, financial condition and results of operations for any particular reporting period.

The Combined Company will be generally subject to risks inherent in doing business in the international markets, particularly in the regulated brokerage industry, and any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction and the Combined Company’s business could be adversely affected.

The businesses that will comprise the Combined Company currently provide services and products to customers in North America, Europe and the Asia-Pacific region through offices in New York, London, as well as Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Mexico City, Nyon, Paris, Seoul, Singapore, Sydney, Tokyo and Toronto and we may seek to further expand our operations. On a pro forma combined basis, revenues from foreign countries were $810.3 million, or 72.5% of total revenues, and $533.1 million, or 62.4% of total revenues, for the year ended December 31, 2007 and the year ended December 31, 2006, respectively. There are certain additional political, economic, legal, regulatory, operational and other risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

•	less developed automation in exchanges, depositories and national clearing systems;

•	additional or unexpected changes in regulatory requirements, capital requirements, tariffs and other trade barriers;

•	the impact of the laws and regulations of foreign governmental and regulatory authorities of each country in which the Combined Company conducts business;

•	possible nationalization, expropriation and regulatory, political and price controls;

•	difficulties in staffing and managing international operations;

•	capital controls, exchange controls and other restrictive governmental actions;

•	any failure to develop effective compliance and reporting systems, which could result in regulatory penalties in the applicable jurisdiction;

•	fluctuations in currency exchange rates;

•	reduced protections for intellectual property rights;

•	adverse labor laws;

•	outbreak of hostilities; and

•	potentially adverse tax consequences arising from compliance with foreign laws and regulations to which the Combined Company’s international subsidiaries are subject.

In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for the Combined Company to determine the exact requirements of local laws in every market. The Combined Company’s inability to remain in compliance with local laws and regulations in a particular foreign market could have a significant and negative effect not only on its businesses in that market but also on its reputation generally. If the Combined Company is unable to manage any of these risks effectively, its business could be adversely affected.

If the value of the dollar against the other currencies in which the Combined Company pays expenses continues to decline or if the value of the dollar against the other currencies in which the Combined Company earns revenues improves dramatically, the Combined Company’s financial results could suffer.

Because the Combined Company’s business will be global, dramatic exchange rate fluctuations will be able to impact its results. Significant movements in the U.S. dollar against other currencies, including the Euro and the British pound, in which the Combined Company will pay expenses or earn profits, may have an adverse effect on its financial results. Potential movements in the U.S. dollar against other currencies in which the Combined Company will earn revenues could also adversely affect its financial results.

The Combined Company is expected to be leveraged, which could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry, expose it to interest rate risk and prevent it from meeting its obligations under its indebtedness.

The Combined Company is expected to be leveraged and have approximately $150 million of indebtedness, which is expected to be with third-party institutions and contain covenants that limit the Combined Company’s ability to take selected actions or set financial tests for its business. These covenants could limit the Combined Company’s ability to take advantage of certain business opportunities that may arise. In addition, if the Combined Company is unable to maintain compliance with these covenants, the holders of such indebtedness could declare a default, thereby causing the debt to become immediately due and payable at a premium. If a default were to occur and the Combined Company were unable to meet its obligations, it would be forced to restructure or refinance its indebtedness, sell additional equity or sell assets, which the Combined Company may not be able to do on favorable terms or at all.

The Combined Company’s indebtedness could have important consequences for its stockholders, including:

•

it may limit, along with the financial and other restrictive covenants in the Combined Company’s indebtedness, among other things, its ability to borrow money, dispose of assets or sell equity for its working capital, capital expenditures, dividend payments, service our debt, strategic initiatives or other purposes;

•	it may limit the Combined Company’s flexibility in planning for, or reacting to, changes in its operations or business;

•	the Combined Company may be more highly leveraged than some of its competitors, which may place it at a competitive disadvantage;

•	it may make the Combined Company more vulnerable to downturns in its business or the economy; and

•

there would be a material adverse effect on the Combined Company’s business, financial condition and results of operations if it were unable to service its indebtedness or obtain additional financing, as needed.

The Combined Company may not be able to obtain additional financing, if needed, on terms that are acceptable to it, which could prevent it from developing or enhancing its business, taking advantage of future opportunities or responding to competitive pressure or unanticipated requirements.

The Combined Company will be dependent upon the availability of adequate funding and sufficient regulatory and clearing capital. Clearing capital is the amount of cash, guarantees or similar collateral that the

Combined Company must provide or deposit with its third-party clearing organizations in support of its obligations under contractual clearing arrangements with these organizations. Historically at BGC Partners, these needs have been satisfied from internally generated funds and capital contributions by limited partners of Cantor. Because each of BGC U.S. and BGC Global is expected to distribute, on a quarterly basis, all of its net income to its limited partners, the Combined Company may not have sufficient internally generated funds and may need to raise additional funds. If for any reason the Combined Company needs to raise additional funds, including in order to meet increased clearing capital requirements arising from growth in its brokerage business or otherwise, the Combined Company may not be able to obtain additional financing when needed. If the Combined Company cannot raise additional funds on acceptable terms, the Combined Company may not be able to develop or enhance its business, take advantage of future opportunities or respond to competitive pressure or unanticipated requirements.

The brokerage and financial services industries in general face substantial litigation and regulatory risks, and the Combined Company may face damage to its professional reputation and legal liability if its services are not regarded as satisfactory or for other reasons, all of which could adversely affect the Combined Company’s revenues and liabilities as a result could have a materially adverse effect on its business, financial condition and results of operations.

Many aspects of the Combined Company’s business involve substantial risks of liability and, in the normal course of business, the businesses that will comprise the Combined Company have been a party to lawsuits, arbitrations, investigations and other actions involving primarily claims for damages. Regulatory inquiries and subpoenas or other requests for information or testimony in connection with litigation may cause the Combined Company to incur significant expenses, including fees for legal representation and fees associated with document production. The risks associated with such potential liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The expansion of the Combined Company’s business, including the expansion into new areas, imposes additional risks of liability. A settlement of, or judgment related to, any such claims or litigation, arbitration, investigation or other action could result in civil or criminal liability, fines, limitations on business activities and other sanctions and otherwise have a material adverse effect on the Combined Company’s results of operations and financial condition. Any such action could also cause the Combined Company significant reputational harm, which, in turn, could seriously harm its business and prospects. In addition, regardless of the outcome of these lawsuits, arbitrations, investigations and other actions, the Combined Company may incur significant legal and other costs, including substantial management time, dealing with such matters, even if the Combined Company is not a party to the litigation or a target of the inquiry.

As a brokerage and financial services firm, the Combined Company will depend to a large extent on its relationships with its customers and its reputation for integrity and high-caliber professional services to attract and retain customers. As a result, if the Combined Company’s customers are not satisfied with the Combined Company’s services, such dissatisfaction may be more damaging to its business than to other types of businesses. Substantial legal liability or significant regulatory action against the Combined Company could adversely affect its revenues and liquidity and, as a result, could have a material adverse effect on its business, financial condition and results of operations or cause significant reputational harm to the Combined Company, which could seriously harm its business and prospects. See “Item 3. Legal Proceedings.”

Extensive regulation of the Combined Company’s businesses will limit its activities and will result in ongoing exposure to the potential for significant penalties, including fines or limitations on the Combined Company’s ability to conduct its businesses.

Firms in the financial services industry, including the Combined Company’s businesses, have experienced increased scrutiny in recent years and penalties and fines sought by regulatory authorities, including the SEC, FINRA, state securities commissions, state attorneys general and the FSA, have increased accordingly. This regulatory and enforcement environment may generally create uncertainty.

The financial services industry, including the Combined Company business, is subject to extensive regulation. The Combined Company and its subsidiaries will be subject to regulation by governmental and self- regulatory organizations in the jurisdictions in which they operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion. From time to time, “associated persons” of the businesses that will comprise the Combined Company have been and are subject to periodic investigations which have and may result in disciplinary actions by the SEC, self-regulatory organizations and state securities administrators. Currently, the businesses that will comprise the Combined Company and certain other inter-dealer brokers are being investigated by the SEC with respect to trading practices. In addition, the FSA’s annual risk assessment of the BGC Group’s regulated entities in 2005 identified certain failures in the BGC Group’s risk and control functionality, monthly reporting statements and the classification of certain sub-ledger account items. Self-regulatory organizations such as FINRA and the NFA, along with statutory bodies such as the SEC and the FSA, require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who will deal with the Combined Company and are not designed to protect the Combined Company’s stockholders. These regulations will often serve to limit the Combined Company’s activities, including through capital, customer protection and market conduct requirements.

Changes in legislation and in the rules and regulations promulgated by the SEC, the CFTC, the U.S. Department of Treasury, which we refer to as the “Treasury,” the FSA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions in the way the Combined Company conducts its business. For example, the U.S. Congress, the Treasury, the Board of Governors of the Federal Reserve System and the SEC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. markets. In Europe, the implementation of the Markets in Financial Instruments Directive in Europe, which we refer to as the “MIFID,” in November 2007 involved wide-ranging changes to European financial services regulation. Future legislation and/or regulation, and uncertainties resulting from the possibility of legislation and/or regulation, could adversely impact the Combined Company’s business. Failure to comply with any of these laws, rules or regulations could result in fines, limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon the Combined Company.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts, including for example principal trading and trading to make markets. The businesses that will comprise the Combined Company have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and the Combined Company will regularly seek to review and update its policies, controls and procedures. However, these policies, controls and procedures may result in increased costs and additional operational personnel. Failure to adhere to these policies, controls and procedures may result in regulatory sanctions or customer litigation.

A portion of the Combined Company’s revenues will be derived from its sale of market data to third parties, and a decline in customer purchases or adverse new legislation or regulation could have an adverse effect on the Combined Company’s business.

A portion of the Combined Company’s revenues, 2% on a pro forma combined basis for the year ended December 31, 2006, was derived from the sale of market data to third parties. BGCantor Market Data (formerly Cantor Market Data) is the exclusive source of real-time proprietary pricing and other data derived through BGC Partners and eSpeed for U.S. and European securities and derivatives. If customers cease buying data or making payments, or if new legislation or regulation were enacted affecting the Combined Company’s right to sell or distribute its market data, it could have an adverse effect on the Combined Company’s business.

The Combined Company’s revenues and profitability could be reduced or otherwise adversely affected by pricing plans relating to commissions and fees on its trading platform.

The businesses that will comprise the Combined Company negotiate from time to time with certain customers (including many of these businesses’ largest customers) to enter into customized volume discount pricing plans. While the pricing plans are designed to encourage customers to be more active on what will be the Combined Company’s electronic trading platform, they will reduce the amount of commissions payable to the Combined Company by certain of its most active customers for certain products, which could limit the Combined Company’s revenues and constrain its profitability.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could materially adversely affect the Combined Company’s business, financial condition and results of operations.

Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace may continue to tighten securities spreads. In addition, new and enhanced alternative trading systems, such as electronic communications networks, have emerged as an alternative for individual and institutional investors, as well as broker-dealers. As such systems do not direct trades through market makers, their use could result in reduced revenues for the Combined Company. In addition, reduced trading levels could lead to lower revenues which could materially adversely affect the Combined Company’s business, financial condition and results of operations.

The Combined Company may not be able to protect its intellectual property rights or may be prevented from using intellectual property necessary for its business.

The Combined Company’s success will be dependent, in part, upon its intellectual property. BGC Partners and eSpeed have generally relied, and the Combined Company will generally rely, primarily on trade secret, contract, copyright, trademark and patent law to establish and protect their rights to their proprietary technologies, methods and products. It is possible that third parties may copy or otherwise obtain and use the Combined Company’s proprietary technologies without authorization or otherwise infringe on its rights. We cannot assure you that the Combined Company intellectual property rights are sufficient to protect its competitive advantages. In addition, the laws of some foreign countries may not protect the Combined Company’s proprietary rights to the same extent as the laws in the United States. The Combined Company may also face claims of infringement that could interfere with its ability to use intellectual property or technology that is material to its business operations. Restrictions on the distribution of some of the market data generated by the Combined Company’s brokerage desks could limit the comprehensiveness and quality of the data the Combined Company is able to distribute or sell. Although BGC Partners and eSpeed have taken and, after the merger, the Combined Company will take, steps to protect themselves, they may not be able to protect their technology from disclosure or from other developing technologies that are similar or superior to their technology.

In the future, the Combined Company may have to rely on litigation to enforce its intellectual property rights, protect its trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such claims or litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management, any of which could negatively affect the Combined Company’s business. Responding to these claims could also require the Combined Company to enter into royalty or licensing agreements with the third parties claiming infringement. Such royalty or licensing agreements, if available, may not be available on terms acceptable to the Combined Company.

Intellectual property rights of third parties may have an important bearing on the Combined Company’s ability to offer certain of its products and services. Although BGC Partners and eSpeed have taken, and, after the merger, the Combined Company will take, steps to protect themselves, there can be no assurance that BGC

Partners and eSpeed are or the Combined Company will be aware of all patents or copyrights containing claims that may pose a risk of infringement by the Combined Company products and services. eSpeed is currently defending a patent infringement claim, which could have a material adverse effect on the Combined Company’s business. See “Item 3.—Legal Proceedings.”

In addition, in the past several years, there has been a proliferation of so-called “business method patents” applicable to the computer and financial services industries. There has also been a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications remain secret for 18 months and may, depending upon where else such applications are filed, remain secret until a patent is issued. In light of these factors, it is not economically practicable to determine in advance whether our products or services may infringe the present or future patent rights of others.

If the Combined Company is unable to protect the intellectual property rights it owns, its ability to operate electronic marketplaces may be materially adversely affected.

The Combined Company’s business will be dependent on proprietary technology and other intellectual property rights. We cannot guarantee that the concepts which are the subject of the patents and patent applications that the Combined Company will own are patentable or that issued patents are or will be valid and enforceable or that such concepts will be marketable or profitable for the Combined Company’s business. Additionally, from time to time, issued patents may expire and we may no longer receive revenue related to such patents, including the Wagner Patent, which expired on February 20, 2007. Where patents are granted in the United States, we can give no assurance that equivalent patents will be granted in Europe or elsewhere, as a result of differences in local laws affecting patentability and validity. Moreover, we cannot guarantee that third parties competing or intending to compete with the Combined Company will not infringe any of these patents. Despite precautions BGC Partners, eSpeed or Cantor has taken or that the Combined Company may take to protect the intellectual property rights that will be owned by the Combined Company, it is possible that third parties may copy or otherwise obtain and use the Combined Company’s proprietary technology without authorization. It is also possible that third parties may independently develop technologies similar to the Combined Company. It may be difficult for the Combined Company to monitor unauthorized use of its proprietary technology and intellectual property rights. We cannot assure you that the steps the Combined Company will take will prevent misappropriation of its technologies or intellectual property rights.

If the Combined Company’s software licenses from third parties are terminated or adversely changed or amended or if any of these third parties were to cease doing business, the Combined Company’s ability to operate its business may be materially adversely affected.

BGC Partners and eSpeed currently license and after the merger the Combined Company will license databases and other software from third parties, much of which is integral to our systems and the Combined Company’s business. The licenses are terminable if the Combined Company breaches its obligations under the license agreements. If any material relationships were terminated or adversely changed or amended or if any of these third parties were to cease doing business, the Combined Company may be forced to spend significant time and money to replace the licensed software, and the Combined Company’s ability to operate its business may be materially adversely affected. Although the Combined Company will take steps to locate replacements, there can be no assurance that the necessary replacements will be available on reasonable terms, if at all.

The financial markets in which the Combined Company will operate are generally affected by seasonality which could have a material adverse effect on the Combined Company’s financial performance in a given period.

Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slowdown in the business environment and, therefore, the Combined Company’s transaction volume levels may decrease during those periods. The timing of local holidays also affects transaction volume. These factors could have a material adverse effect on the Combined Company’s financial performance in a given period.

The Combined Company will operate in a rapidly evolving business environment. If the Combined Company is unable to adapt its business effectively to keep pace with these changes, the Combined Company’s ability to succeed will be adversely affected, which could have a material adverse effect on its business, financial condition and results of operations.

The pace of change in the industry in which the Combined Company will operate is extremely rapid. Operating in such a rapidly changing business environment involves a high degree of risk. The Combined Company’s ability to succeed will depend on its ability to adapt effectively to these changing market conditions. If the Combined Company is unable to keep up with rapid technological changes, it may not be able to compete effectively.

To remain competitive, the Combined Company must continue to enhance and improve the responsiveness, functionality, accessibility and features of its proprietary software, network distribution systems and technologies. The Combined Company’s business environment is characterized by rapid technological changes, changes in use and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render its existing proprietary technology and systems obsolete. The Combined Company’s success will depend, in part, on its ability to:

•	develop, license and defend intellectual property useful in its business;

•	enhance its existing services;

•	develop new services and technologies that address the increasingly sophisticated and varied needs of the Combined Company’s existing and prospective customers;

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis;

•	respond to the demand for new services, products and technologies on a cost-effective and timely basis; and

•	adapt to technological advancements and changing standards to address the increasingly sophisticated requirements and varied needs of its customers and prospective customers.

There can be no assurance that the Combined Company will be able to respond in a timely manner to changing market conditions or customer requirements. The development of proprietary electronic trading technology entails significant technical, financial and business risks. Further, the adoption of new Internet, networking or telecommunications technologies may require the Combined Company to devote substantial resources to modify, adapt and defend its technology. There can be no assurance that the Combined Company will successfully implement new technologies or adapt its proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, or that the Combined Company will be able to successfully defend any challenges to any technology it develops. Any failure on the part of the Combined Company to anticipate or respond adequately to technological advancements, customer requirements or changing industry standards, or any significant delays in the development, introduction or availability of new services, products or enhancements, could have a material adverse effect on the Combined Company’s business, financial condition and results of operations.

The Combined Company’s networks and those of its third-party service providers may be vulnerable to security risks, which could make the Combined Company’s customers hesitant to use its electronic marketplaces.

We expect the secure transmission of confidential information over public networks to be a critical element of the Combined Company’s operations. The Combined Company’s networks, those of its third-party service vendors, including Cantor and associated clearing corporations, and the Combined Company’s customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use the Combined Company’s information or cause interruptions or malfunctions in its operations, which could make the Combined Company’s customers hesitant to use its electronic marketplaces. The Combined Company may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches.

If the Combined Company experiences computer systems failures or capacity constraints, its ability to conduct its operations could be harmed.

The Combined Company will internally support and maintain many of its computer systems and networks. The Combined Company’s failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on its ability to conduct its operations. Although all of its business critical systems have been designed and implemented with fault tolerant and/or redundant clustered hardware and diversely routed network connectivity, the Combined Company’s redundant systems or disaster recovery plans may prove to be inadequate. Although the Combined Company has three geographically disparate main data centers, they could be subject to failure due to environmental factors, power outage and other factors. Accordingly, the Combined Company may be subject to system failures and outages which might impact its revenues and relationship with customers. In addition, the Combined Company will be subject to risk in the event that systems of its partners, customers or vendors are subject to failures and outages.

The Combined Company is expected to rely on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, clearance organizations and software and hardware vendors. The Combined Company’s systems, or those of its third-party providers, may fail or operate slowly, causing one or more of the following:

•	unanticipated disruptions in service to its customers;

•	slower response times;

•	delays in its customers’ trade execution;

•	failed settlement of trades;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	litigation or other customer claims; and

•	regulatory sanctions.

There can be no assurance that the Combined Company will not experience additional systems failures in the future from power or telecommunications failures, acts of God or war, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of the Combined Company’s service, including failures caused by customer error or misuse of our systems, could damage its reputation, business and brand name.

If the Combined Company fails to implement and maintain an effective internal control environment, its business and stock price could suffer.

The Combined Company will be subject to the requirements of the Sarbanes-Oxley Act and the applicable SEC rules and regulations that require an annual management report on our internal controls over financial reporting. Such a report includes, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting. Until the separation and merger, BGC Partners is not subject to the requirements of the Sarbanes-Oxley Act and the applicable SEC rules and regulations that require an annual management report on internal controls over financial reporting. Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2006, management became aware that certain revenues and expenses related to a portion of the development of related party software covered under the JSA with Cantor required restatement. We had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. We concluded that some of these paid fees should have been deferred and recognized ratably over the future period when such software will be used to provide services to Cantor. The restatement correction reduced revenue from current periods, thereby creating a deferred revenue liability. The restatement also corrected the amortization expense that was recorded in connection with the determination of the period of benefit provided by the developed software. We filed an Amendment to our Annual Report on Form 10-K for the year ended December 31, 2006, to reflect the restatement of our audited financial statements for the years ended December 31, 2006, 2005 and 2004, the financial information in the Selected Financial Data for the five-year period ended December 31, 2006, the unaudited selected quarterly financial information for each quarter in the years ended December 31, 2006 and 2005, and related financial information and disclosures originally filed with the SEC on Form 10-K on March 15, 2007.

In connection with that restatement, we also concluded that our internal control over financial reporting was not effective at December 31, 2006. In addition, our independent registered public accounting firm issued a revised report concluding that its internal control over financial reporting was not effective at December 31, 2006.

In November 2007, the BGC Division, comprising the BGC businesses, to be acquired in the merger, completed a restatement of its 2006 financial statements with respect to errors related to accounting for certain intercompany transactions between the BGC Division and certain affiliates. Also, as previously reported, management of the BGC Division identified a material weakness in its internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board, including the lack of a formal, documented closing process designed to identify key financial reporting risk. This weakness may indicate a heightened risk that its annual or interim financial statements could contain a material misstatement.

Management of the Combined Company has not conducted an assessment of its internal control over financial reporting on a combined basis giving effect to the merger. The Combined Company cannot be certain as to its ability to comply with the requirements of the Sarbanes-Oxley Act. If it cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, it may be subject to sanctions or investigation by regulatory authorities, including the SEC or the Nasdaq Global Market. In addition, if a material weakness is identified, there can be no assurance that it would be able to remediate such material weakness in a timely manner in future periods. Moreover, if it is unable to assert that its internal control over financial reporting is effective in any future period (or if its independent auditors are unable to express an opinion on the effectiveness of its internal controls), the Combined Company could lose investor confidence in the accuracy and completeness of its financial reports, which may have an a material adverse effect on its stock price.

Compliance with the Sarbanes-Oxley Act may require significant expenses and management resources that would need to be diverted from the Combined operations and could require a restructuring of internal controls over financial reporting. Any such expenses, time reallocations or restructuring could have a material adverse effect on the Combined Company’s operations.

The Combined Company will be a holding company, and accordingly it will be dependent upon distributions from BGC U.S. and BGC Global to pay dividends, taxes and other expenses.

Following the merger, the Combined Company will be a holding company with no independent means of generating revenues. Any dividends declared by the Combined Company and all applicable taxes payable in respect of the Combined Company’s net taxable income, if any, are expected to be paid from distributions to the Combined Company from BGC U.S. and BGC Global. To the extent that the Combined Company needs funds to pay taxes on its share of BGC U.S.’s and BGC Global’s net taxable income, or if the Combined Company needs funds for any other purpose, and either BGC U.S. or BGC Global is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect the Combined Company’s business, financial condition and results of operations and its ability to declare dividends. In addition, any unanticipated accounting or other charges against net income could adversely affect the Combined Company’s ability to declare dividends.

While portions of the Combined Company’s compensation structure will be variable, significant parts of the Combined Company’s cost structure will be fixed, and if the Combined Company’s revenues decline and the Combined Company is unable to reduce its costs in the amount that the Combined Company’s revenues decline, its profitability could be materially adversely affected.

While the Combined Company’s compensation structure will be variable, significant parts of the Combined Company’s cost structure will be fixed. The Combined Company will base its overall cost structure on historical and expected levels of demand for the products and services of the businesses that will comprise the Combined Company. If demand for these products and services and the Combined Company’s resulting revenues decline, the Combined Company may not be able to adjust its cost structure on a timely basis. If the Combined Company is unable to reduce its costs in the amount that the Combined Company’s revenues decline, its profitability could be materially adversely affected.

The market price of eSpeed Class A common stock has fluctuated and the market price of Combined Company Class A common stock may fluctuate in the future. In addition, future sales of shares of Combined Company Class A common stock, including in any public offering, could adversely affect the market price of Combined Company Class A common stock. The Combined Company stockholders, other than Cantor and its affiliates, could be diluted by such future sales and be further diluted upon exchange of BGC Holdings limited partnership interests into Combined Company common stock and upon issuance of additional BGC U.S. and BGC Global limited partnership interests to BGC Holdings as a result of future issuances of BGC Holdings limited partnership interests. eSpeed has also repurchased its shares from time to time, and, after the merger, the Combined Company may cease doing so at any time.

The market price of eSpeed Class A common stock has fluctuated widely since its initial public offering in December 1999 and, after the merger, the market price of Combined Company Class A common stock may fluctuate widely, depending upon many factors, including the Combined Company’s actual results of operations and perceived prospects, the prospects of the Combined Company’s competition and of the financial marketplaces in general, differences between the Combined Company’s actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, seasonality, changes in general valuations for companies in the Combined Company’s business segment, changes in general economic or market conditions and broad market fluctuations.

Future sales of the Combined Company’s shares also could adversely affect the market price of its Class A common stock. Following the closing of the merger, we currently expect to conduct a primary and secondary offering of Class A common stock of the Combined Company. The timing, the size and the price of such offering have not yet been determined, any of which could adversely affect the market price of Combined Company Class A common stock. If the Combined Company’s existing stockholders sell a large number of shares, or if the Combined Company issues a large number of shares of its common stock in connection with future acquisitions, strategic alliances, third-party investments and private placements or otherwise, the market price of Combined Company Class A common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares could depress the market price of Combined Company Class A common stock.

In addition, future sales of shares of the Combined Company Class A common stock could dilute the Combined Company stockholders. The Combined Company stockholders will experience further dilution of their ownership interest in the Combined Company upon exchange of BGC Holdings limited partnership interests for Combined Company common stock. Moreover, the Combined Company stockholders could be diluted upon issuance of additional BGC Holdings as a result of future issuances of BGC Holdings limited partnership interest.

eSpeed has registered under the U.S. Securities Act of 1933, as amended, which we refer to as the “Securities Act,” 30,430,000 shares of Class A common stock, which are reserved for issuance upon exercise of options, restricted stock and other incentive compensation granted under its Long Term Incentive Plan. Following the merger, the Combined Company may register additional shares of Class A common stock under the Securities Act that become reserved for issuance under its Long Term Incentive Plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. In addition, eSpeed has registered under the Securities Act 425,000 shares of Class A common stock issuable under its stock purchase plan and 500,000 shares issuable under its 401(k) plan.

Since June 9, 2002, approximately 5.9 million shares of eSpeed Class A common stock that have been distributed to partners of Cantor as part of a deferred stock distribution by Cantor have been eligible for resale in the public market subject to Rule 144 under the Securities Act. The availability for sale of such number of shares may have an adverse effect on the market price of eSpeed Class A common stock.

Cantor will be able to exchange up to an aggregate of 20 million of its BGC Holdings limited partnership interests prior to the first anniversary of the completion of the merger for shares of Combined Company Class A common stock in connection with a broad-based public offering including all shares received upon such exchange, of Combined Company Class A common stock underwritten by a nationally recognized investment banking firm and all of its BGC Holdings limited partnership interests after the first anniversary of the completion of the merger. The BGC Holdings limited partnership interests that Cantor transfers to founding partners in redemption of their current limited partnership interests in Cantor at the time of the separation will be exchangeable for Combined Company common stock if Cantor reacquires such interests from the founding partners, in which case such interests will be exchangeable with the Combined Company for Combined Company Class A common stock or Combined Company Class B common stock, or Cantor determines that such interests can be exchanged by such founding partners with the Combined Company for Combined Company Class A common stock. Cantor expects to permit such exchanges from time to time, including with respect to 20% of the BGC Holdings founding partner interests held by each founding partner, and certain additional exchange rights for Messrs. Lee M. Amaitis and Shaun Lynn immediately after the merger. See “Item 10. Certain Relationships and Related Transactions, and Director Independence.” Any working partner interests that are issued after the merger will not be exchangeable with the Combined Company unless otherwise determined by the Combined Company with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest.

The shares ultimately issuable pursuant to the BGC Holdings REUs (if exchangeable) and the BGC RSUs that may be issued upon the closing of the merger would be shares of Combined Company Class A common stock issued pursuant to the Long Term Incentive Plan or similar plan.

After the merger, we expect approximately 111,890,929 shares of Combined Company common stock will be reserved for issuance in connection with the exchange of the BGC Holdings exchangeable limited partnership interests, which will be entitled to registration rights under the terms of the separation registration rights agreement with Cantor that the Combined Company intends to assume in connection with the separation and the merger, and BGC Holdings founding partner interests (if exchangeable) and BGC Holdings REUs (if exchangeable). In addition, shares of Class A common stock issuable upon conversion of shares of Class B common stock held by Cantor are entitled to registration rights under a registration rights agreement entered into in connection with the formation of eSpeed, which we refer to as the “formation registration rights agreement.” In light of the number of shares of Combined Company Class A common stock issuable in connection with the full exchange of the BGC Holdings exchangeable limited partnership interests, BGC Holdings founding partner interests (if exchangeable), and BGC Holdings REUs (if exchangeable) the price of Combined Company Class A common stock may decrease and its ability to raise capital through the issuance of equity securities may be adversely impacted as these exchanges occur and transfer restrictions lapse.

In addition, the following table reflects the timetable for distributions by Cantor of shares of Combined Company Class A common stock that it holds or will hold in respect of the distribution rights that Cantor will provide to limited partners of Cantor in connection with the separation, assuming that the limited partners in Cantor were entitled to accelerated distribution of the shares underlying such distribution rights, as described under “Certain Relationships and Related Transactions, and Director Independence.” All of these shares of Combined Company Class A common stock will be distributed by Cantor. Cantor expects to use shares of Combined Company Class A common stock received upon its conversion of Class B common stock, shares of Combined Company common stock received upon exchange of BGC Holdings exchangeable limited partnership interests and purchases of shares of Combined Company common stock in the open market to satisfy its distribution obligation under the distribution rights.

Anniversary of the merger	Number of shares of Combined Company Class A common stock that is expected to be distributed by Cantor to Cantor Partners in respect of the distribution rights
12 month	7,693,500
18 month	7,744,512
24 month	7,744,512
30 month	1,255,712
36 month	1,255,712

Total	25,693,948

In addition to the table above, the managing general partner of Cantor will be able to grant earlier distribution of the shares in its discretion. After the one year anniversary of the merger, to the extent that earlier acceleration of distribution rights for the Combined Company’s common stock is permitted for purposes of donating interests and/or distributed shares to charitable organizations, we anticipate that the charities receiving such donated shares would sell their holdings on the open market immediately after receipt.

In addition, eSpeed has issued shares of its Class A common stock, warrants and convertible preferred stock and granted registration rights in connection with certain of its strategic alliances. See “Item 10. Certain Relationships and Related Transactions, and Director Independence.”

During the year ended December 31, 2006, eSpeed repurchased an aggregate of 52,239 shares of its Class A common stock for a total of $0.5 million. The reacquired shares have been designated treasury shares and will be used for general corporate purposes. As of December 31, 2007, eSpeed’s Board of Directors had authorized the repurchase of up to an additional $58.2 million of its outstanding Class A common stock. eSpeed and, after the merger, the Combined Company will consider making additional stock repurchases in 2008, but may cease making repurchases at anytime. For the year ended December 31, 2007, there were no stock repurchases.

Risks Related to the Combined Company’s Relationship with Cantor and Its Affiliates

Holders of Combined Company common stock will experience a reduction in their interest in the income distributed by BGC U.S. and BGC Global that is retained by the Combined Company upon the exchange of any BGC Holdings exchangeable limited partnership interest (or, if applicable, any BGC Holdings founding partner interest, BGC Holdings working partner interest or BGC Holdings REU interest) if, prior to such exchange, BGC Holdings distributes to its limited partners a greater share of the distributions BGC Holdings receives from BGC U.S. and BGC Global than the Combined Company distributes to its stockholders.

There is no assurance that the Combined Company and BGC Holdings will distribute to their respective equity holders an equal proportion of their profits from BGC U.S. and BGC Global and we expect that in the future the Combined Company may reinvest in BGC U.S. and BGC Global, including for the business needs of BGC U.S. and BGC Global. Pursuant to the terms of the BGC Holdings limited partnership agreement, distributions by BGC Holdings to its partners may not be decreased below 100% of net income received by BGC Holdings from BGC U.S. and BGC Global (other than with respect to selected extraordinary items, such as the disposition directly or indirectly of partnership assets outside of the ordinary course of business) unless the Combined Company and Cantor agree otherwise. In addition, distributions by the Combined Company to its stockholders will be determined by the Combined Company Board of Directors. Accordingly, there is overlap in the entities and persons who will make the determination as to the timing and amount of distributions from BGC U.S. and BGC Global with those who have an ultimate interest in those distributions, namely, the founding/working partners, the restricted equity partners, Cantor and the Combined Company’s stockholders.

If BGC Holdings distributes to its limited partners a greater share of income received from BGC U.S. and BGC Global than the Combined Company distributes to its stockholders, and then Cantor exercises its exchange right to acquire Combined Company Class B common stock or Combined Company Class A common stock, as applicable (or, to the extent then-exchangeable, a BGC Holdings founding partner interest, a restricted equity partner interest or a working partner interest is exchanged for Combined Company Class A common stock), then Cantor, such founding partner, such restricted equity partner, and/or such working partner, as the case may be, will receive a greater share of the income of BGC U.S. and BGC Global than they had prior to such distribution by BGC Holdings and such exchange. This results from Cantor, such founding partner, such restricted equity partner, and/or such working partner, prior to such exchange, receiving the benefit of the income of BGC U.S. and BGC Global in the form of a distribution from BGC Holdings, and Cantor, such founding partner, such restricted equity partner, and/or such working partner, after such exchange, receiving the benefit of the profits of BGC U.S. and BGC Global in the form of equity in the Combined Company, which retained a greater portion of its share of the income of BGC U.S. and BGC Global. Consequently, holders of Combined Company Class A common stock and Class B common stock as of the date of such exchange will experience a reduction in their interest in the profits previously distributed by BGC U.S. and BGC Global but retained by the Combined Company.

The Combined Company will be controlled by Cantor, which will have potential conflicts of interest with the Combined Company and may exercise its control in a way that favors its interests to the Combined Company’s detriment.

•	Cantor’s Control

Immediately after the separation and the completion of the merger, Cantor will effectively be able to exercise control over the Combined Company’s management and affairs and all matters requiring stockholder approval, including the election of the Combined Company’s directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of the Combined Company’s business, entry into new lines of business and borrowings and issuances of Combined Company Class A common stock and Class B common stock or other securities. This control will be subject to the approval of the Combined Company’s independent directors on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of the Combined Company. Conflicts of interest may arise between the Combined Company and Cantor in a number of areas relating to the Combined Company’s past and ongoing relationships, including:

•	potential acquisitions and dispositions of businesses;

•	the issuance or disposition of securities by the Combined Company;

•	the election of new or additional directors to the Combined Company’s Board of Directors;

•	the payment of dividends by the Combined Company (if any) and distribution of profits by BGC U.S., BGC Global and/or BGC Holdings;

•

business operations or business opportunities of the Combined Company and Cantor that would compete with the other party’s business opportunities, including brokerage and financial services by the Combined Company and Cantor;

•	labor, tax, employee benefits, indemnification and other matters arising from the separation or the merger;

•	intellectual property matters;

•	business combinations involving the Combined Company;

•	the terms of the merger agreement and the related agreements we intend to enter into in connection with the merger and separation;

•	conflicts between the Combined Company’s agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

•	competition between the Combined Company’s and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses; and

•	the nature, quality and pricing of administrative services to be provided by Cantor and/or Tower Bridge International Services, L.P.

The Combined Company also expects that Cantor will manage its ownership of the Combined Company so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in the Combined Company above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with the Combined Company, including those relating to acquisitions or offerings by the Combined Company involving issuances of common stock or securities convertible or exchangeable into shares of common stock that would dilute the voting power in the Combined Company of the holders of BGC Holdings exchangeable limited partnership interests.

In addition, Cantor has from time to time in the past considered possible strategic realignments of the business relationships that exist between and among Cantor and the businesses comprising the Combined Company and may do so in the future. Any future related party transactions or arrangements between the Combined Company and Cantor, until Cantor ceases to hold 5% of the Combined Company’s voting power, will be subject to the prior approval by a majority of the Combined Company’s independent directors, but generally will not otherwise require the separate approval of the Combined Company’s stockholders, and if such approval were required, Cantor will retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders.

In addition, the service of officers or partners of Cantor as the Combined Company’s executive officers and directors, and those persons’ ownership interests in and payments from Cantor, and its affiliates, could create conflicts of interest when the Combined Company and those directors or officers are faced with decisions that could have different implications for Cantor and the Combined Company. See “—Risks Related to our Business—The Combined Company’s ability to retain our key employees and the ability of certain key employees to devote adequate time to us is critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition and results of operations.”

Our agreements and other arrangements with Cantor may be amended upon agreement of the parties to those agreements upon approval of the Special Committee (if prior to the merger) or Audit Committee of the Combined Company (if after the merger). During the time that the Combined Company is controlled by Cantor, Cantor may be able to require the Combined Company to agree to amendments to these agreements. The Combined Company may not be able to resolve any potential conflicts and, even if it does, the resolution may be less favorable to it than if it were dealing with an unaffiliated party.

•	Corporate Opportunities

In order to address potential conflicts of interest between the Combined Company and Cantor and its representatives, the Combined Company certificate of incorporation will contain provisions regulating and defining the conduct of the Combined Company’s affairs as they may involve Cantor and its representatives, and the Combined Company’s powers, rights, duties and liabilities and those of its representatives in connection with its relationship with Cantor and its affiliates, officers, directors, general partners or employees. The Combined Company certificate of incorporation will provide that no Cantor Company (as defined below) or any of the representatives (as defined below) of a Cantor Company will owe any fiduciary duty to, nor shall any Cantor Company or any of their respective representatives be liable for breach of fiduciary duty to, the Combined Company or any of its stockholders. The corporate opportunity policy that will be included in the Combined Company certificate of incorporation is designed to resolve potential conflicts of interest between the Combined Company and Cantor and its representatives. See “Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest and Competition between eSpeed, the Combined Company and Cantor.”

In addition, the Combined Company certificate of incorporation will provide that Cantor and its respective representatives will have no duty to refrain from:

•	engaging in the same or similar business activities or lines of business as the Combined Company; or

•	doing business with any of the Combined Company’s’ clients or customers.

The limited partnership agreement for BGC Holdings will contain similar provisions with respect to the Combined Company and/or Cantor and their respective representatives, and the limited partnership agreements for BGC U.S. and BGC Global will contain similar provisions with respect to the Combined Company and/or BGC Holdings and their respective representatives.

If Cantor competes with the Combined Company, it could materially harm the Combined Company’s business operations.

Agreements between the Combined Company and Cantor are between related parties and the terms of these agreements may be less favorable to the Combined Company than those that the Combined Company could have negotiated with third parties.

The Combined Company’s relationship with Cantor results in agreements with Cantor that are between related parties. As a result, the prices charged to the Combined Company or by the Combined Company for services provided under agreements with Cantor may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be less favorable to us than those that the Combined Company could have negotiated with third parties. For example, pursuant to the separation agreement, Cantor will have a right, subject to certain conditions, to be a customer of the Combined Company and to pay the lowest commissions paid by any other customer of the Combined Company, whether by volume, dollar or other applicable measure. In addition, Cantor will have an unlimited right to internally use market data from BGCantor

Market Data without any cost. Any future related party transactions or arrangements between the Combined Company and Cantor, until Cantor ceases to hold 5% of the Combined Company’s voting power, will be subject to the prior approval by a majority of the Combined Company’s independent directors, but generally will not otherwise require the separate approval of the Combined Company’s stockholders, and if such approval were required, Cantor will retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders. See “Item 10. Certain Relationships and Related Transactions, and Director Independence.”

Risks Related to the Combined Company’s Capital Structure

Because the voting control of the Combined Company common stock will be concentrated among the holders of Combined Company Class B common stock, the market price of Combined Company Class A common stock may be adversely affected by disparate voting rights.

As of January 24, 2008, Cantor beneficially owned 87.1% of the Total Voting Power. Upon completion of the merger, Cantor will beneficially own approximately 88.2% of the combined voting power of all classes of Combined Company voting stock. As long as Cantor beneficially owns a majority of the combined voting power of Combined Company voting stock, it will have the ability, without the consent of the public stockholders, to elect all of the members of the Combined Company Board of Directors and to control the Combined Company’s management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of the Combined Company’s stockholders for approval and will be able to cause or prevent a change of control of the Combined Company. In certain circumstances such as when transferred to an entity controlled by Cantor or Howard W. Lutnick, the shares of Combined Company Class B common stock issued to Cantor may be transferred without conversion to Combined Company Class A common stock.

The holders of Combined Company Class A common stock and Class B common stock will have substantially identical rights, except that holders of Combined Company Class A common stock will be entitled to one vote per share, while holders of Combined Company Class B common stock will be entitled to 10 votes per share on all matters to be voted on by stockholders in general. These votes are controlled by Cantor and are not subject to conversion or termination by the Combined Company Board of Directors or any committee thereof, or any other stockholder or third-party. This differential in the voting rights could adversely affect the market price of Combined Company Class A common stock.

Delaware law and the Combined Company certificate of incorporation may make a takeover of the Combined Company more difficult and dilute your percentage of ownership of Combined Company common stock.

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change of control of the Combined Company. In addition, the Combined Company certificate of incorporation will authorize the issuance of preferred stock, which the Combined Company Board of Directors can create and issue without prior stockholder approval and with rights senior to those of the Combined Company common stock, as well as warrants to purchase Combined Company common stock. Any such issuances would make a takeover of the Combined Company more difficult and may dilute your percentage ownership of Combined Company common stock. The Combined Company certificate of incorporation and the Combined Company by-laws will include provisions that provide for advance notice for stockholder proposals and director nominations. These provisions may have the effect of delaying or preventing changes of control or management of the Combined Company, even if such transactions would have significant benefits to its stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of Combined Company Class A common stock.

Delaware law may protect decisions of the Combined Company Board of Directors that have a different effect on holders of Combined Company Class A common stock and Class B common stock.

Stockholders may not be able to challenge decisions that have an adverse effect upon holders of Combined Company Class A common stock if the Combined Company Board of Directors acts in a disinterested, informed manner with respect to these decisions, in good faith and in the belief that it is acting in the best interests of the Combined Company’s stockholders. Delaware law generally provides that a Board of Directors owes an equal duty to all stockholders, regardless of class or series, and does not have separate or additional duties to either group of stockholders, subject to applicable provisions set forth in a company’s charter.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have offices in the United States, United Kingdom and Asia. Our principal executive offices are located at contiguous space at 110 East 59th Street, New York, New York. For 2008, such rental expense is anticipated to be approximately $6.2 million. Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the 16-year term of the lease for such spaces.

Our largest presence outside of the New York metropolitan area is in London. In the second quarter of 2006, we relocated our principal London office to 40 Bank Street, Canary Wharf.

We occupy a concurrent computing center in Rochelle Park, New Jersey and a Midwest data center in Chicago, Illinois. In March 2007, we opened an additional data center in Trumbull, Connecticut. Our U.S. operations also lease office space in Boston, Massachusetts, Chicago, Illinois, Dallas, Texas, Los Angeles, California and Shrewsbury, New Jersey. In addition to our London location, our foreign operations lease office space in Hong Kong and Singapore. We believe that out facilities are adequate for our current operations. We believe that out facilities are adequate for our current operations and that we could potentially accommodate at least another 400 employees worldwide without acquiring additional space.

ITEM 3.	LEGAL PROCEEDINGS

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International and EccoWare LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes our case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and ECCO’s products fall outside the scope of Trading Technologies’ patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed and Ecco’s products. As a result, the remaining products at issue in the case are the versions of the eSpeed and Ecco products that have not been on the market in the U.S. since roughly the end of 2004. TT moved for reconsideration of that summary judgment ruling which the court denied. The trial began on September 10, 2007 and ended on October 4, 2007. On October 10, 2007 a jury rendered a verdict that eSpeed and Ecco willfully infringed. The jury awarded damages in the amount of $3.5 million. On January 3, 2008, the court granted eSpeed’s motion for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for new trial. On February 6, 2008, eSpeed’s remittitur motion was conditionally granted and on February 12, 2008, TT accepted the remittitur, which reduces the jury’s verdict to $2.5 million plus interest. Additionally, TT’s motion for pre-judgment interest was granted and interest was set at the prime rate, compounded monthly. Presently pending before the Court is eSpeed’s motion that the patents are unenforceable because of TT’s inequitable conduct. A hearing is scheduled for April 2-3, 2008. The judgment entered by the Court on February 12, 2008 is subject to appeal by both parties. If TT ultimately prevails in the litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases.

In addition to the matters discussed above, we are a party to several pending legal proceedings and claims that have arisen during the ordinary course of business. The outcome of such items cannot be determined with certainty; therefore we cannot predict what the eventual loss or range of loss related to such matters will be. Our management believes that, based on currently available information, the final outcome of these current pending matter will not have a material effect on our cash flow, results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 13, 2007, we held our annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting or until their successors have been duly elected and qualified: Howard W. Lutnick, Lee M. Amaitis, John H. Dalton, Catherine P. Koshland, Barry R. Sloane and Albert M. Weis.

The votes with respect to the election were cast in the following manner:

NAME	FOR	WITHHELD
	(Number of Votes)
Howard W. Lutnick	217,826,376	12,679,424
Lee M. Amaitis	215,451,691	15,054,109
John H. Dalton	221,917,760	8,588,040
Catherine P. Koshland	222,375,462	8,130,338
Barry R. Sloane	228,482,067	2,023,733
Albert M. Weis	221,986,550	8,519,250

At the meeting, our Amended and Restated eSpeed, Inc. Incentive Bonus Compensation Plan was approved.

The votes with respect to the approval of our Amended and Restated eSpeed, Inc. Incentive Bonus Compensation Plan were cast in the following manner:

FOR	AGAINST	ABSTAIN
224,251,418	2,386,060	176,804

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Class A Common Stock

Our Class A common stock is traded in the Nasdaq Global Market under the symbol “ESPD.” There is no public trading market for our Class B common stock which is held by Cantor. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system. No quarterly dividends were declared during such periods.

	High	Low
2008
First Quarter (through February 27, 2008)	$12.10	$10.90

2007
First Quarter	$9.80	$7.22
Second Quarter	$11.28	$8.50
Third Quarter	$9.00	$7.02
Fourth Quarter	$11.64	$8.51

2006
First Quarter	$9.57	$7.47
Second Quarter	$8.55	$7.15
Third Quarter	$9.23	$7.47
Fourth Quarter	$10.45	$8.45

On February 27, 2008, the last reported closing price of our Class A common stock on the NASDAQ Global Market was $12.10. As of February 27, 2008, there were 374 holders of record of our Class A common stock and two holders of record of our Class B common stock.

Dividend Policy

We intend to retain our future earnings, if any, to help finance the growth and development of our business. We have never declared or paid a cash dividend on our common stock.

In the event we decide to declare dividends on our common stock in the future, such declaration will be subject to the discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, and contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us and any such other factors as our Board of Directors may deem relevant.

Following the proposed merger, we expect to use a substantial portion of the cash we receive from BGC US and BGC Global to distribute as dividends to our common stockholders or to reinvest.

Issuer Purchases of Equity Securities

On August 5, 2004, our Board of Directors authorized the repurchase of up to $100 million of outstanding Class A common stock to replace the remaining $20.5 million authorized from the prior plan. As of December 31, 2007, approximately $58.2 million from this plan was available for further share repurchases. As of December 31, 2007, we have repurchased an aggregate of 6.6 million shares of our Class A common stock for a total purchase price of approximately $63.4 million. The reacquired shares have been designated treasury shares and will be used for general corporate purposes. No repurchase of common stock was made during 2007, however we may consider making additional stock repurchases in 2008.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2007. This selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Total revenues	$159,215	$164,683	$151,834	$165,299	$155,815

Expenses:
Compensation and employee benefits(1)	73,218	52,765	50,633	40,671	36,114
Occupancy and equipment:
Amortization of software development costs and other intangibles	20,331	23,811	20,093	16,310	12,906
Other occupancy and equipment	37,067	37,280	30,678	25,202	23,733
Professional and consulting fees(2)	17,361	9,464	8,788	5,594	3,519
Provision for loss contingency(3)	3,500	—	—	—	—
Impairment of long-lived assets	4,757	1,861	2,386	6,268	—
Communications and client networks	9,117	8,101	8,157	6,487	6,714
Marketing	918	852	1,596	1,442	1,454
Administrative fees to related parties	13,824	12,598	13,938	13,228	10,442
Amortization of business partner and non-employee securities	—	19	318	856	2,167
Acquisition-related costs(4)	6,641	2,026	3,327	—	—
Other expenses(5)	11,246	8,289	9,896	8,219	6,334

Total operating expenses	197,980	157,066	149,810	124,277	103,383

(Loss) income before income taxes	(38,765)	7,617	2,024	41,022	52,432
(Benefit) provision for income taxes	(6,267)	2,965	490	16,036	16,059

Net income	$(32,498)	$4,652	$1,534	$24,986	$36,372

Per share data:
Basic earnings per share	$(0.64)	$0.09	$0.03	$0.45	$0.66

Diluted earnings per share	$(0.64)	$0.09	$0.03	$0.44	$0.63

Basic weighted average shares of common stock outstanding	50,466	50,214	51,349	54,978	55,345

Diluted weighted average shares of common stock outstanding	50,466	51,258	52,066	56,318	57,499

Cash and cash equivalents	$97,857	$187,847	$178,435	$209,688	$228,500
Total assets	283,972	293,073	280,934	310,092	297,602
Total liabilities	50,101	39,994	37,188	41,726	26,901
Total stockholders’ equity	233,871	253,079	243,746	268,366	270,701

(1)

Compensation costs for 2007 were $73.2 million compared with $52.8 million for 2006. The $20.4 million or 38.6% increase in compensation costs resulted from higher salaries and benefits, headcount growth, severance payments and the expense related to the acceleration of unvested, and the granting of fully vested, stock options and restricted stock units.

(2)	Professional and consulting fees were $17.4 million for 2007 compared with $9.5 million for 2006, an increase of $7.9 million, or 83.2%. The increase was primarily the result of on-going litigation costs as well as increased consulting and audit expenses.
(3)	On October 10, 2007, a jury rendered a verdict that eSpeed and ECCO willfully infringed the patents in suit, and the eSpeed did not invalidate the patents. As such, we have accrued a loss contingency of $3.5 million for 2007. (For more information, see Note 8, Commitment and Contingencies, of the Consolidated Financial Statements).
(4)	During 2007, we recorded $6.6 million of acquisition-related costs, which were primarily related to the merger, an increase of $4.6 million, compared with $2.0 million of acquisition-related costs we recorded in 2006. These costs primarily included legal, advisory and other related expenses.
(5)	Other expenses consist primarily of insurance costs, recruiting, travel, net losses from our equity investments, promotional and entertainment expenditures. For 2007, other expenses were $11.2 million, an increase of $2.9 million, or 34.9%, compared with other expenses of $8.3 million for the comparable period in 2006. This increase was primarily due to higher recruiting fees and equity losses in Aqua.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting our results of operations and financial condition during the year ended December 31, 2007, 2006 and 2005, respectively. This discussion is provided to increase the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Report.

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

eSpeed and BGC Partners, Cantor, BGC U.S., BGC Global and BGC Holdings have entered into a definitive Agreement and Plan of Merger, dated as of May 29, 2007, as amended as of November 5, 2007 and February 1, 2008, pursuant to which BGC Partners will be merged with and into the Company. The merger was recommended by the Special Committee. To acquire BGC Partners, the Company has agreed to issue in the merger an aggregate of 133,860,000 shares of Combined Company common stock and rights to acquire shares of Combined Company common stock. Of these shares and rights to acquire shares, it is expected that 56,000,000 will be in the form of Combined Company Class B common stock or rights to acquire Combined Company Class B common stock, and the remaining 77,860,000 will be in the form of Combined Company Class A common stock or rights to acquire Combined Company Class A common stock. Current stockholders of the Company will hold the same number and class of shares of Combined Company common stock that they held in the Company prior to the merger. Following the completion of the merger, it is expected that the Combined Company Class A common stock will trade on the NASDAQ Global Market under the symbol “BGCP.” To obtain the required approval of the merger agreement by eSpeed’s stockholders, we held a Special Meeting at which our stockholders adopted the merger agreement and the transactions contemplated thereby.

This Annual Report on Form 10-K reflects the business and financial condition of eSpeed, Inc. on a stand-alone basis, prior to the completion of the merger. Where appropriate or instructive, certain sections of this report refer to the Combined Company after completion of the merger. The merger is subject to the closing conditions set forth in the merger agreement. For further information regarding the merger, you are referred to the Merger Proxy Statement.

The actual results of eSpeed, BGC Partners or the Combined Company in the merger (“we”, “our”, or the “Combined Company”) and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy for eSpeed, BGC and/or the Combined Company include, but are not limited to, our relationship with Cantor and its affiliates and any related conflicts of interests, competition for and retention of brokers and other managers and key employees, pricing and commissions and market position with respect to any of our products, and that of our respective competitors, the effect of industry concentration and consolidation, and market conditions, including trading volume and volatility, as well as economic or geopolitical conditions or uncertainties. Results may also be impacted by the extensive regulation of our respective businesses and risks relating to compliance matters, as well as factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk as well as counterparty failure. Factors may also include the costs and expenses of developing, maintaining and protecting intellectual property, including judgments or settlements paid or received in connection with intellectual property or employment or other litigation and their related costs, and certain financial risks, including the possibility of future losses and negative cash flow from operations, risks of obtaining financing and risks of the resulting leverage, as well as interest and currency rate fluctuations.

Discrepancies may also result from such factors as the ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services, to secure and maintain market share, to enter into marketing and strategic alliances, and other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities, and joint ventures, and the integration of any completed transactions, to hire new personnel, to expand the use of technology for screen-assisted, voice-assisted and fully electronic trading and to effectively manage any growth that may be achieved. Results are also subject to risks relating to the proposed merger and separation of the BGC Partners’ businesses and the relationship between the various entities, financial reporting, accounting and internal control factors, including identification of material weaknesses in our internal controls, our ability to prepare historical and pro forma financial statements and reports in a timely manner, and other factors, including those that are discussed under “Risk Factors” in this Annual Report on Form 10-K.

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

Overview

eSpeed is a leader in developing and deploying electronic marketplaces and related trading technology that offer traders access to some of the most efficient, innovative and neutral financial markets in the world. We operate multiple buyer, multiple seller real-time electronic marketplaces for the global capital markets, including the world’s largest government bond markets, the world’s largest foreign exchange markets, and other financial marketplaces, which may be accessed through fully electronic transactions for some products or through an integrated hybrid voice-assisted network accessed by voice brokers. Our suite of marketplace tools provides end-to-end transaction solutions for the purchase and sale of financial products over our global private network or via the Internet. Our neutral platform, reliable network, straight-through processing and proven solutions make us a trusted source for fully electronic and integrated hybrid voice-assisted trading at some of the world’s largest fixed income and foreign exchange trading firms, major exchanges and leading equities trading firms in the world.

During 2007, we became aware that certain revenues and expenses related to a portion of the development of related party software covered under the Company’s Joint Service Agreement the (“JSA”) with Cantor required restatement. The Company had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. The Company concluded that some of these paid fees should have been deferred and recognized ratably over the future period which such software will be used to provide services to Cantor. The restatement correction reduced revenue from current periods, thereby creating a deferred revenue liability. The restatement also corrected the amortization expense that was recorded in connection with the determination of the period of benefit provided by the developed software.

As a result of the restatement discussed above, a material weakness existed in our internal control over financial reporting with respect to controls over the proper application of generally accepted accounting principles for certain revenues and expenses related to a portion of the development of related party software covered under the JSA.

We have worked diligently to remediate the material weakness by implementing a new critical accounting policy, recruiting additional qualified staff and expanding existing procedures and controls such as formal communication procedures with appropriate computer software development managers. As such, as of December 31, 2007, the material weakness described above has been remediated.

Management Review of 2007 and Outlook for the Future

eSpeed strives for consistent growth and profitability while positioning the company for future success. With our pending merger with BGC Partners, we are making major efforts towards meeting this objective.

Over the last three years, BGC Partners’ growth has been an increasing revenue contributor to eSpeed. eSpeed’s technology has supported BGC Partners’ growth in hybrid and electronic trading. We believe the merger will benefit our customers as we streamline product development and improve our technology, service and execution. Our stockholders will have a stake in a much larger and faster growing company. The Combined Company is expected to have higher earnings and cash flow than eSpeed on a standalone basis, and should have greater opportunities, advantages and synergies than either company by itself. Finally, our employee-owners will have a major equity stake in the Combined Company, which we believe will result in enhanced employee retention.

For eSpeed, 2007 was a transitional year. We increased our technology investment in our hybrid voice-assisted and fully electronic businesses and recognized significant acquisition and stock-based compensation expenses. We also opened a new data center in the northeastern United States, investing in new and redundant capital assets to better service the Combined Company. Additionally, the Wagner Patent expired on February 20, 2007, and we therefore no longer receive revenue related to this patent. The 2007 financials were also impacted by substantial litigation costs in connection with an ongoing patent infringement arrangements.

MARKETPLACES

U.S. Treasuries

We consider the trading of U.S. Treasury securities to be both a foundation for our company and an area for incremental growth. We believe that our volume growth in U.S. Treasuries is the result of solid customer relationships, our proprietary technology, the continuation of fixed price arrangements with our largest customers, and the impact of trading incentives at marginally lower commissions contained in many of our tailored pricing arrangements. Our fully electronic revenue per transaction declined during 2007 due to a continued increase in trading volumes among those customers with fixed components to their pricing contracts.

We believe that we remain well positioned to participate in the projected growth in the overall U.S. Treasury market primarily as a result of the increasing use of computer-assisted trading by participants in the market. We expect U.S. Treasury volumes to continue to grow as traders utilize computers to augment and implement their trading strategies.

Hybrid Voice and Screen-Assisted Products

Our integrated hybrid voice-assisted model provides us significant long-term opportunities, both in terms of fully electronic transaction volumes and for increased revenues across our product offerings. Historically, new markets have initially tended to trade by voice alone, often with the help of an inter-dealer broker. As volumes increase and the structure and characteristics of a market standardize over time, the potential to leverage technology and create new hybrid and fully electronic traded products increases, thereby allowing eSpeed, and, in the future, the Combined Company, to generate greater revenues. The combined volumes for hybrid voice and screen-assisted products increased by 25.8% in 2007, compared to 2006.

eSpeed has taken an active role in transitioning voice brokered products to a hybrid model. For example, during 2007 we launched a fully electronic BGC Partners-branded European credit default swaps and foreign exchange options trading platform marketed as “BGC Trader”. Further, the Belgian Debt Agency formally recognized BGC Partners as a designated electronic platform after consultation with the banks that are the Primary Dealers in Belgian Government Securities. Commencing in March 2008, the Belgian Primary Dealers will be able to officially meet their obligations on the BGC Partners platform powered by eSpeed. There is uncertainty, however, regarding the pace at which individual markets or financial instruments migrate from voice-only to hybrid and eventually to fully electronic trading.

Other Products and Investments

With our existing relationships, technology, network and prime location on trader desktops, we have the ability to extend our product-line beyond U.S. Treasuries and hybrid voice and screen-assisted markets. During 2007, we continued to develop and foster the growth of our other products, and announced the formation and our investment in two new business initiatives, Aqua and ELX.

Foreign Exchange—We offer a trading platform that provides foreign exchange spot traders with what we believe is a better way to trade. However, we continue to encounter difficulties sustaining price support from market-makers. Accordingly, we are making strategic adjustments that include the deployment of a complementary second platform targeted at major institutions and market-makers. We believe that this new platform, combined with our experienced sales team and the continued growth in algorithmic trading and desktop traders, has us well positioned to capitalize on this opportunity.

Futures—Our futures business is comprised of an order routing service that offers customers access to the futures markets over the eSpeed network, and the ECCO front-end trading software product that provides sophisticated trading tools such as automated spreading. We continue to focus on improving the structure and scalability of our current business, as well as investing in new product offerings and services. Enhancements to the ECCO product suite, such as faster links to the CME and Eurex exchanges, allow us to offer customers market leading automated spreading capabilities for the largest global futures exchanges.

Aqua—In January 2007, we announced the formation of Aqua Securities, LP, an alternative electronic trading platform offering new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by eSpeed. Concurrent with this announcement, Kevin Foley relinquished his role as President of eSpeed, to lead this initiative as President and CEO of Aqua. During 2007, both companies collectively contributed financial, professional, and technology assets to the new venture, including eSpeed’s former equities order routing business. (For more information, see Note 9, Investments, of the accompanying Consolidated Financial Statements).

On December 27, 2007, we and 11 other leading financial institutions announced the establishment of a fully-electronic futures exchange, ELX. Through a subsidiary, we will hold approximately a 25% interest in the exchange’s operating limited partnership, ESX LP, and its holding company general partner, ESX LLC.

EARNINGS SUMMARY

Our net loss for 2007 was approximately $32.5 million or $0.64 per diluted share compared with net income of approximately $4.7 million or $0.09 per diluted share in 2006. Total revenues for 2007 were $159.2 million, a $5.5 million decrease compared to $164.7 million in 2006. The Wagner Patent, which contributed 2006 fully electronic revenues from unrelated parties and Software Solutions and licensing fees from unrelated parties of $6.2 million and $11.7 million, respectively, expired on February 20, 2007. As such, the Wagner Patent only contributed 2007 fully electronic revenues from unrelated parties and Software Solutions and licensing fees from unrelated parties of $1.3 million and $1.6 million, respectively. The Company no longer receives revenues from this patent. Additionally, in 2006 we received non-recurring gains from September 11th -related replacement insurance and government grant income from related parties of $3.5 million and $3.1 million respectively.

These results were offset by continued growth in our hybrid voice and screen-assisted businesses. Software Solutions fees from related parties were higher due to an increase in rates charged as well as additional demand for our support services from Cantor and BGC.

Total expenses for 2007 were approximately $198.0 million, a $40.9 million increase compared to $157.1 million in 2006. This increase was primarily due to increased compensation expenses due to growth in additional stock-based compensation charges due to the acceleration of unvested, and the granting of fully vested, stock options and restricted stock units in anticipation of the merger. The additional increase was primarily a result of merger-related acquisition expenses, ongoing litigation costs and a related $3.5 million loss contingency. (For more information, see Note 8, Commitment and Contingencies, of the Consolidated Financial Statements).

OUTLOOK

As we look to 2008 and beyond as a Combined Company, we will work towards the following goals:

•	Improving Combined Company pre-tax margins by growing revenues and controlling expense levels.

•	Leveraging our strong customer relationships to further grow our existing products and market share.

•	Delivering innovative technology to further the evolution of new hybrid and fully electronic traded products.

•	Continuing to globalize our footprint by accretively acquiring companies or teams in new markets and product areas.

•	Developing the technology platform to launch and support ELX’s fully-electronic futures exchange.

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

Related party transactions

We share revenues with Cantor, BGC Partners, Freedom and CO2e.com, LLC (“CO2e”). In addition, we provide technology support services to Cantor, BGC, Freedom and CO2e, and Cantor provides administrative services to us.

Since Cantor holds a controlling interest in us, and holds a significant interest in BGC and Freedom, such transactions among and between us and Cantor, BGC Partners, Freedom and CO2e are on a basis that might not be replicated if such services or revenue sharing arrangements were between, or among, unrelated parties.

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

Patents

Intangible assets consist of purchased patents, costs incurred in connection with the filing and registration of patents and the costs to defend and enforce our rights under patents. Capitalized costs related to the filing of patents are generally amortized on a straight-line basis over a period not to exceed three years. The costs of acquired patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method. The costs to defend and enforce our rights under these patents consist primarily of external litigation costs related to the pursuit of patent infringement lawsuits by us, and consist of fees for outside attorneys, technology experts and litigation support services. These costs are capitalized when such costs serve to enhance the value of the related patent, and are amortized over the remaining life of such patent. Should it be determined that the capitalized costs no longer serve to enhance the value of the related patent, such as a situation in which our patent is held to be invalid, these capitalized costs would be expensed in the period in which such determination was made. We believe the inherent value of the patents exceeds their carrying value. However, if the rights afforded us under the patents are not enforced or the patents do not provide the competitive advantages that we anticipated at the time of purchase, we may have to write-down the patents, and such charges could be substantial. See Note 5, Goodwill and Other Intangible Assets, and Note 8, Commitments and Contingencies, of the accompanying Notes to Consolidated Financial Statements for further discussion.

Goodwill and Indefinite Lived Intangible Assets

We review goodwill and indefinite lived intangible assets for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. Goodwill is no longer amortized, but instead is subject to periodic testing for impairment. Goodwill impairment is determined using a two-step approach. The first step of the goodwill test compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that difference. Determining the fair value of goodwill assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Impairment of Long Lived Assets

We review long-lived assets, such as property, plant, and equipment, and definite lived intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. We recognized impairment charges for long-lived assets of $4.8 million, $1.9 million and $2.4 million for the year ended December 31, 2007, 2006 and 2005, respectively. See Note 4, Fixed Assets, and Note 5, Goodwill and Other Intangible Assets, of the accompanying Notes to the Consolidated Financial Statements for more information regarding these impairment charges.

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

At the FIN 48 adoption date of January 1, 2007, the Company had $1.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recorded a cumulative effect adjustment of $0.2 million as a decrease to its January 1, 2007 retained earnings for the accrued interest expense on the unrecognized tax benefit. The Company recognizes interest and penalties related to uncertain tax positions as an accrued expense. At December 31, 2007, the Company had $1.7 million of unrecognized tax benefits. During the first twelve months of 2007, the Company expensed less than $0.2 million of interest expense related to the unrecognized tax benefit. As of December 31, 2007, the Company had approximately $0.4 million of accrued interest related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state/local or non-U.S. income tax examination by tax authorities for years prior to 2003, 1999 and 2000, respectively.

RESULTS OF OPERATIONS

Revenues

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31, 2007	Percentage of Total Revenue	Year Ended December 31, 2006	Percentage of Total Revenue	Year Ended December 31, 2005	Percentage of Total Revenue
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$63,941	40.2%	$62,084	37.7%	$74,669	49.2%
Fully electronic transactions with unrelated parties	2,395	1.5%	6,937	4.2%	—	—

Total fully electronic transactions	66,336	41.7%	69,021	41.9%	74,669	49.2%
Voice-assisted brokerage transactions with related parties	27,822	17.4%	26,043	15.8%	25,192	16.6%
Screen-assisted open outcry transactions with related parties	7,887	5.0%	5,675	3.4%	2,863	1.9%

Total transaction revenues	102,045	64.1%	100,739	61.2%	102,724	67.7%
Software Solutions fees from related parties,	36,414	22.9%	30,822	18.7%	24,709	16.3%
Software Solutions and licensing fees from unrelated parties	10,983	6.9%	16,981	10.3%	15,534	10.2%
Insurance recovery from related parties	—	—	3,500	2.1%	1,692	1.1%
Grant income	—	—	3,100	1.9%	—	—
Gain on sale of investments	—	—	—	—	1,015	0.7%
Interest income,	9,773	6.1%	9,541	5.8%	6,160	4.1%

Total revenues	$159,215	100.0%	$164,683	100.0%	$151,834	100.0%

Revenues—Comparison of the years ended December 31, 2007 and 2006

Total transaction revenues

Total transaction revenues for 2007 were $102.0 million compared with $100.7 million in 2006. There were 251 trading days in 2007 and 250 trading days in 2006. Fully-electronic, voice-assisted, and screen-assisted volumes transacted increased by $23,135 billion (approximately $23.1 trillion), or 23.6%, to $121,050 billion (approximately $121.0 trillion) for 2007 from $97,915 billion (approximately $97.9 trillion) for 2006. During 2007, fully electronic, voice-assisted and screen-assisted transaction revenues contributed 65.0%, 27.3% and 7.7% of our total transaction revenues, respectively, compared with 68.5%, 25.9% and 5.6% respectively, in 2006.

Fully electronic transaction revenues with related parties for 2007 were $63.9 million, a $1.8 million or 2.9% increase from $62.1 million in 2006. This increase was primarily the result of higher trading volumes on the eSpeed system. Total Fully Electronic volume on the eSpeed platform in 2007 was $50.9 trillion compared with $42.2 trillion for 2006.

For the year ended December 31, 2007, fully electronic transaction revenues with unrelated parties were $2.4 million, of which $1.3 million was related to the Wagner Patent. The Wagner Patent expired on February 20, 2007.

Voice-assisted brokerage revenues with related parties for 2007 were $27.8 million, an increase of 6.9% from $26.0 million in 2006. This increase was due to BGC’s investment and expansion in the voice brokerage business.

Screen-assisted open outcry revenues with related parties for 2007 were $7.9 million, an increase of 38.6% from $5.7 million in 2006. The increase was also due to BGC’s investment and expansion in the voice brokerage business.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for 2007 were $36.4 million compared with $30.8 million in 2006, an increase of 18.2%. This increase resulted from an increase in demand for our support services due to the growth of both the Cantor and BGC businesses.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for 2007 were $11.0 million compared with $17.0 million in 2006, a decrease of $6.0 million or 35.3%. This decrease was primarily due to the expiration of the Wagner Patent on February 20, 2007. Wagner Patent related revenues were $1.6 million in 2007 as compared with $11.7 million in 2006. This decrease was partially offset by growth in ECCO revenue and other licenses. While we have some uncertainty regarding our licensing fee revenues, we have a broad intellectual property patent portfolio that we believe will be valuable in the future. See Note 5, Goodwill and Other Intangible Assets, of the accompanying Notes to Consolidated Financial Statements for further discussion.

Insurance recovery from related parties

In 2006, we recognized a gain of $3.5 million for insurance proceeds received from Cantor related to the September 11 Events. See Note 3, September 11 Events, of the accompanying Notes to Consolidated Financial Statements for a more detailed discussion of the insurance proceeds received. We do not expect to receive additional insurance proceeds.

Grant income

During the fourth quarter of 2006, we recognized grant income of $3.1 million related to WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program as we met all the various thresholds established in the grant agreements. We do not expect to receive additional income from this grant.

Interest income

For 2007, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 5.3 % compared with 5.2% in 2006. As a result of the increase in the weighted average interest rate and average balances between years, we generated interest income of $9.8 million for 2007 compared with $9.5 million for 2006, an increase of 3.2%. Additionally, for the year ended December 31, 2007, interest income relating to the Cantor loan was approximately $1.5 million.

Revenues—Comparison of the years ended December 31, 2006 and 2005

Total transaction revenues

Total transaction revenues for 2006 were $100.7 million compared with $102.7 million in 2005. There were 250 trading days in both years. Fully-electronic, voice-assisted, and screen-assisted volumes transacted increased by $28,371 billion (approximately $28.4 trillion), or 40.8%, to $97,915 billion (approximately $97.9 trillion) for 2006 from $69,544 billion (approximately $69.5 trillion) for 2005. During 2006, fully electronic, voice-assisted and screen-assisted transaction revenues contributed 68.5%, 25.9% and 5.6% of our total transaction revenues, respectively, compared with 72.7%, 24.5% and 2.8% respectively, in 2005.

Fully electronic transaction revenues with related parties for 2006 were $62.1 million, a $12.6 million or 16.9% decrease from $74.7 million in 2005. This decrease was primarily the result of our customers’ continued transition to fixed fee pricing from a variable fee commission model. This decline was partially offset by higher trading volumes on the eSpeed platform of $42.2 trillion for 2006.

For the year ended December 31, 2006, fully electronic transaction revenues with unrelated parties were $6.9 million, of which $6.2 million related to Wagner Patent transactions. The Wagner Patent expired on February 20, 2007.

Voice-assisted brokerage revenues with related parties for 2006 were $26.0 million, an increase of 3.2% from $25.2 million in 2005. This increase was primarily due to BGC’s investment and expansion in the voice brokerage business partially offset by the effects of desk consolidations following the Maxcor acquisitions.

Screen-assisted open outcry revenues with related parties for 2006 were $5.7 million, an increase of 96.6% from $2.9 million in 2005. The increase was primarily due to BGC’s investment and expansion in the voice brokerage business and BGC’s trading desks migrating to screen-assisted open outcry from voice only desks.

Software Solutions fees from related parties

Software Solutions fees from related parties for 2006 were $30.8 million compared with $24.7 million in 2005, an increase of 24.7%. This increase resulted from an increase in demand for our support services due to the growth of both the Cantor and BGC businesses.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for 2006 were $17.0 million compared with $15.5 million in 2005, an increase of 9.7%. This increase was primarily due to additional Wagner Patent fees as we earned revenues of approximately $11.7 million in 2006 as compared with $10.0 million in 2005. The Wagner Patent expired on February 20, 2007. While we have some uncertainty regarding our licensing fee revenues, we have a broad intellectual property patent portfolio that we believe will be valuable in the future. See Note 5, Goodwill and Other Intangible Assets, of the accompanying Notes to Consolidated Financial Statements for further discussion.

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

Expenses

The following table sets forth certain Consolidated Statements of Income data, expressed as a percentage of total expenses for the periods indicated:

	Year Ended December 31, 2007	Percentage of Total Expenses	Year Ended December 31, 2006	Percentage of Total Expenses	Year Ended December 31, 2005	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$73,218	37.0%	$52,765	33.6%	$50,633	33.8%
Amortization of software development costs and other intangible assets	20,331	10.2%	23,811	15.2%	20,093	13.4%
Other occupancy and equipment	37,067	18.7%	37,280	23.7%	30,678	20.5%
Administrative fees to related parties	13,824	7.0%	12,598	8.0%	13,938	9.3%
Professional and consulting fees	17,361	8.8%	9,464	6.0%	8,788	5.9%
Impairment of long-lived assets	4,757	2.4%	1,861	1.2%	2,386	1.6%
Communications and client networks	9,117	4.6%	8,101	5.2%	8,157	5.4%
Marketing	918	0.5%	852	0.5%	1,596	1.1%
Amortization of non-employee securities	—	0.0%	19	0.0%	318	0.2%
Provision for loss contingency	3,500	1.8%	—	0.0%	—	0.0%
Acquisition related costs	6,641	3.3%	2,026	1.3%	3,327	2.2%
Other	11,246	5.7%	8,289	5.3%	9,896	6.6%

Total operating expenses	$197,980	100.0%	$157,066	100.0%	$149,810	100.0%

Expenses—Comparison of the years ended December 31, 2007 and 2006

Compensation and employee benefits

Compensation costs for 2007 were $73.2 million compared with $52.8 million for 2006. The $20.4 million or 38.6% increase in compensation costs resulted from higher salaries and benefits, headcount growth, severance payments and the expense related to the acceleration of unvested, and the granting of fully vested, stock options and restricted stock units.

Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, stock based compensation, payroll taxes and costs of employer-provided benefits for our employees.

Amortization of software development costs and other intangibles

Amortization of software development costs and other intangibles was $20.3 million for 2007, a decrease of $3.5 million, or 14.7%, compared with $23.8 million in 2006. The decrease was primarily related to the Wagner Patent expiration on February 20, 2007. During 2007, we recorded Wagner Patent amortization of approximately $0.6 million compared with $4.8 million in 2006.

Other occupancy and equipment costs

Occupancy and equipment costs were $37.1 million for 2007, a $0.2 million or 0.6% decrease compared with $37.3 million for 2006. The 2007 expenses associated with our new northeast data center offset a one-time cost associated with the relocation of our London offices in 2006.

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

Administrative fees to related parties were $13.8 million for 2007, an increase of $1.2 million, or 9.5%, compared with $12.6 million in 2006. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the portion of Cantor’s administrative services that is utilized by us.

Professional and consulting fees

Professional and consulting fees were $17.4 million for 2007 compared with $9.5 million for 2006, an increase of $7.9 million, or 83.2%. This increase was primarily the result of on-going litigation costs as well as increased consulting and audit expenses.

Impairment of long-lived assets

Impairment charges were $4.8 million for 2007 compared with $1.9 million for 2006, an increase of $2.9 million, or 152.6%. In 2007 and 2006, we incurred impairment charges primarily related to discarded software development and fixed assets no longer in service. For further discussion, see Note 4, Fixed Assets, and Note 5, Goodwill and Other Intangible Assets, of the accompanying Notes to Consolidated Financial Statements.

Communications and client networks

Communications costs were $9.1 million for 2007 compared with $8.1 million in 2006, an increase of $1.0 million or 12.3%. In 2007, we incurred additional costs related to the opening of our new northeast data center and increased circuit costs for our private client network.

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

Provision for loss contingency

On October 10, 2007, a jury rendered a verdict that eSpeed and ECCO willfully infringed the patents in suit, and that eSpeed did not invalidate the patents. As such, we have accrued a loss contingency of $3.5 million for 2007. (For more information, see Note 8, Commitment and Contingencies, of the Consolidated Financial Statements).

Acquisition- related costs

During 2007, we recorded $6.6 million of acquisition-related costs, which were primarily related to the merger, an increase of $4.6 million, compared with $2.0 million of acquisition-related costs we recorded in 2006. These costs primarily included legal, advisory and other related expenses.

Other expenses

Other expenses consist primarily of insurance costs, recruiting, travel, net losses from our equity investments, promotional and entertainment expenditures. For 2007, other expenses were $11.2 million, an increase of $2.9 million, or 34.9%, compared with other expenses of $8.3 million for the comparable period in 2006. This increase was primarily due to higher recruiting fees and equity losses in Aqua.

Income taxes

During 2007, we recorded an income tax benefit of $6.3 million corresponding to a 16.1% effective tax rate, compared with an income tax provision of $3.0 million corresponding to a 38.9% effective tax rate in 2006. Our consolidated effective tax rate can vary from period to period depending on, among other factors, permanent differences and the geographic and business mix of our earnings.

Expenses—Comparison of the years ended December 31, 2006 and 2005

Compensation and employee benefits

Compensation costs for 2006 were $52.8 million compared with $50.6 million for 2005. The $2.2 million or 4.4% increase in compensation costs resulted from higher salaries and benefits. Additionally, with the adoption of SFAS No. 123R, Share-Based Payment on January 1, 2006, we recognized approximately $0.6 million of SFAS 123R expense in 2006.

Amortization of software development costs and other intangibles

Amortization of software development costs and other intangibles was $23.8 million for 2006, an increase of $3.7 million, or 18.4%, compared with $20.1 million in 2005. This increase was related to accelerated amortization of $1.2 million due to the anticipated early retirement of certain of our internally developed software which was replaced in the second quarter of 2006, continued investment in software development activities during the prior 12 months and an increase in the amortization of software development. During the years ended December 31, 2006 and 2005, we recorded Wagner Patent and defense costs amortization of approximately $4.8 million. Our Wagner Patent and defense costs were fully amortized in the first quarter of 2007.

Other occupancy and equipment costs

Occupancy and equipment costs were $37.3 million for 2006, a $6.6 million or 21.5% increase compared with $30.7 million for 2005. The increase was $3.8 million in rent primarily attributable to the relocation of our London offices, and $2.7 million related to increased depreciation and computer expense from information technology equipment and fixed asset purchases as we continued to invest in our technical platform to support the growth of our fully-electronic businesses and our affiliated voice brokers.

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

Professional and consulting fees

Professional and consulting fees were $9.5 million for 2006 compared with $8.8 million for 2005, an increase of $0.7 million, or 7.7%. This increase was primarily the result of increase in technology consulting expenses during the second half of 2006.

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

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	Quarterly Market Activity for the Quarters Ended		Yearly Market Activity for the Years Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Volume (in billions)
Fully Electronic Volume—Excluding New Products*	$11,364	$9,813	$46,143	$38,385
Fully Electronic Volume—New Products*	1,335	1,335	4,806	3,783

Total Fully Electronic Volume	12,699	11,148	50,949	42,168

Voice—Assisted Volume	9,769	7,933	39,357	32,860
Screen—Assisted Volume	7,503	6,111	30,744	22,887

Total Volume	$29,971	$25,192	$121,050	$97,915

Transaction Count
Fully Electronic Transactions—Excluding New Products	2,810,937	1,764,930	9,283,253	7,459,514
Fully Electronic Transactions—New Products	125,631	142,239	552,107	552,899

Total Fully Electronic Transactions	2,936,568	1,907,169	9,835,360	8,012,413

Voice—Assisted Transactions	202,500	177,789	829,690	792,159
Screen—Assisted Transactions	116,826	62,977	443,012	268,894

Total Transactions	3,255,894	2,147,935	11,108,062	9,073,466

Trading Days	62	62	251	250

U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$35,044	$30,742	$141,994	$131,410
Average Daily U.S. Treasury Volume	$565	$496	$566	$526

*	New Products are defined as Foreign Exchange, Interest Rate Swaps, Repos, Futures, and Credit Default Swaps.

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

Quarterly Market Activity

Fully electronic volume on our system, excluding new products, was $11.4 trillion for the quarter ended December 31, 2007, up 16.3% from $9.8 trillion for the quarter ended December 31, 2006. Our combined voice-assisted and screen-assisted volume for the quarter ended December 31, 2007 was $17.3 trillion, an increase of 23.6% from $14.0 trillion for the quarter ended December 31, 2006.

Fully electronic volume on our system for new products, which we define as foreign exchange, interest rate swaps, futures and repos, was $1.3 trillion for the quarter ended December 31, 2007, flat versus the $1.3 trillion for the quarter ended December 31, 2006.

Yearly Market Activity

Fully electronic volume on our system, excluding new products, was $46.1 trillion for the year ended December 31, 2007, up 20.1% from $38.4 trillion for the year ended December 31, 2006. Our combined voice-assisted and screen-assisted volume for the year ended December 31, 2007 was $70.1 trillion, an increase of 25.9% from $55.7 trillion for the year ended December 31, 2006.

Fully electronic volume on our system for new products was $4.8 trillion for year ended December 31, 2007, up 26.3% against the $3.8 trillion for the year ended December 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At December 31, 2007, we had cash and cash equivalents of $97.9 million, a decrease of $89.9 million compared with $187.8 million at December 31, 2006. This decrease in cash was primarily related to the Secured Promissory Note and Pledge Agreement dated July 26, 2007 (the “Secured Loan,”) with Cantor in which we agreed to lend Cantor up to $100 million on a secured basis from time to time, which would result in a reduction of our cash and cash equivalents and increase our Secured Loan receivable from Cantor. At December 31, 2007, the outstanding balance was $65 million. As of March 14, 2008, the outstanding balance of the Secured Loan was $0.

Operating Activities

During the year ended December 31, 2007, our operating activities provided cash of $16.6 million compared with $36.8 million during the comparable period in 2006. For the year ended December 31, 2007 compared with the year ended December 31, 2006, we recorded a net loss of $32.5 million versus $4.7 million in net income for the comparable period in 2006. For the year ended December 31, 2007 compared with the year ended December 31, 2006, depreciation and amortization expenses decreased by approximately $5.0 million as a result of the expiration of the Wagner Patent on February 20, 2007, and accelerated amortization in 2006 due to the early retirement of certain internally developed software. Stock-based compensation increased by $10.5 million due to the acceleration of unvested, and granting of fully vested, stock options and restricted stock units. The $1.9 million decrease in the recognition of deferred revenue for the year ended December 31, 2007 as compared with the year ended December 31, 2006 was a result of recognizing income related to the WTC Business Recovery from Disproportionate Loss Program and the World Trade Center Job Creation and Retention Program during the fourth quarter of 2006. Also during 2007, we impaired long-lived assets of approximately $4.8 million versus $1.9 million during 2006.

These changes were partially offset by the increase in accounts payable and accrued liabilities of $5.0 million, which was primarily due to increased expenses and the timing of payments to vendors. Other assets for the year ended December 31, 2007 as compared with the year ended December 31, 2006 decreased primarily due to cash payments for receivables related to the licensing of the Wagner Patent which were outstanding in the prior year and a decrease in restricted cash of $1.8 million, partially offset by $4.4 million of deferred income taxes. Operating cash flows consist of transaction revenues and Software Solutions fees from related and unrelated parties, licensing fees from unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the JSA, remits the amount owed to us. In addition, we have entered into similar services agreements with BGC, Freedom and CO2e. Under the Administrative Services Agreement, the Joint Services Agreement and the services agreements with Cantor, BGC, Freedom, and CO2e, any net receivable or payable is settled monthly.

Investing Activities

During the year ended December 31, 2007, we used cash in investing activities of approximately $106.8 million compared with $28.2 million during the comparable period in 2006. The increase was primarily related to the secured loan to Cantor of $65.0 million, an increase of $4.0 million in software development costs which were capitalized, a $3.9 million increase in fixed assets purchases, the purchase of $2.4 million available-for-sale marketable securities, and an investment in Aqua of $1.4 million. These increases were offset by the return of $1.8 million of restricted cash during the year ended December 31, 2007. Additionally, during the year ended December 31, 2006, we received $3.5 million in insurance proceeds related to the replacement of fixed assets lost in the September 11 Events (see Note 3, September 11 Events, of the accompanying Notes to Condensed Consolidated Financial Statements for more information regarding the September 11 Events).

As part of our overall cash strategy, we currently enter into reverse repurchase agreements with Cantor and its affiliates as short-term investments. As an alternative to this policy of investing our cash in reverse repurchase agreements with Cantor, on July 26, 2007 we entered into the Secured Loan with Cantor in which we agreed to lend to Cantor up to $100,000,000 on a secured basis from time to time. The Secured Loan is guaranteed by a pledge of eSpeed Class A or Class B Common Stock owned by Cantor equal to 125% or the outstanding Secured Loan amount, as determined on a next day basis. The Secured Loan will bear interest at the market rate for equity repurchase agreements plus 0.25% and is payable on demand. The interest rate of the Secured Loan on December 31, 2007 was 3.75%. The outstanding balance, if any, would result in a reduction of our cash and cash equivalents and an increase in our Secured Loan receivable from Cantor. As of March 14, 2008, the outstanding balance of the Secured Loan was $0.

Financing Activities

During 2007, our financing activities were approximately $0.1 million compared with cash provided by financing activities of $0.8 million in the comparable period in 2006. During the year ended December 31, 2007, we made no Class A common stock repurchases under our repurchase plan approved by our Board of Directors. However, we did make cash payments related to purchases of our Class A common stock from the year ended December 31, 2006. These outflows were offset by cash proceeds generated from the exercise of employee stock options. Our Board of Directors has authorized the repurchase of up to $100 million of our outstanding Class A common stock, of which $58.2 million remained available for repurchase as of December 31, 2007. In the future, we may continue to repurchase shares opportunistically.

We anticipate, based on management’s experience, the pending merger and current industry trends, that our existing cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we believe that there are a number of capital intensive opportunities for us to improve our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt, acquisition, recapitalization and reorganization alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support our operations;

•	support growth in our business;

•	develop new or enhanced services and products;

•	respond to competitive pressures;

•	acquire complementary technologies and businesses; and

•	respond to unanticipated requirements.

We cannot assure you that we will be able to obtain additional financing when needed on terms that are acceptable, if at all. We are continually considering such options, including the possibility of additional repurchases of our Class A common stock, and their effect on our liquidity and capital resources.

AGGREGATE CONTRACTUAL OBLIGATIONS

As of December 31, 2007, our significant contractual obligations amounted to $71.6 million, consisting of the following payments:

Contractual Obligations	2008	2009	2010	2011	2012	2013 and thereafter
Leases(1)	$5,060	$5,072	$5,076	$5,018	$5,113	$46,276

(1)	Operating lease obligations were to Cantor, principally related to office space.

As of December 31, 2007, we did not have any long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our financial condition, results of operations or cash flows.

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

On January 1, 2007, the FIN 48 adoption date, the Company had $1.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recorded a cumulative effect adjustment of $0.2 million as a decrease to its January 1, 2007 retained earnings for the accrued interest expense on the unrecognized tax benefit. The Company recognizes interest and penalties related to uncertain tax positions as an accrued expense. At December 31, 2007, the Company had $1.7 million of unrecognized tax benefits. During the first twelve months of 2007, the Company expensed less than $0.2 million of interest expense related to the unrecognized tax benefit. As of December 31, 2007, the Company had approximately $0.4 million of accrued interest related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state/local or non-U.S. income tax examination by tax authorities for years prior to 2003, 1999 and 2000, respectively.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. We adopted SAB 108 in the fourth quarter of 2006, and SAB 108 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and noncontractual contingencies. SFAS 141(R) also amends the recognition criteria for contingent consideration. SFAS 141(R) is effective for the Company January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 141(R) on its condensed Combined Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary, a parent’s ownership interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also required disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 will provide more transparent reporting of the net income attributable to the noncontrolling interest. SFAS 160 is effective for the Company as of January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 160.

In December 2007, the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB 110”). This SAB expresses the views of the staff regarding the use of a ‘simplified’ method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123R. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. In SAB 110, the staff expressed an opinion that it will continue to accept, under certain circumstances, the use of simplified method beyond December 31, 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007, we had invested $59.8 million of our cash in securities purchased under reverse repurchase agreements which are fully collateralized by eligible fixed income securities, both of which are held in a third-party custodial account. These reverse repurchase agreements have an overnight maturity and, as such, are highly liquid.

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

We estimate that a hypothetical 10.0% adverse change in foreign exchange rates would have resulted in a decrease in net income in our international operations of $1.0 million for the year ended December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eSpeed, Inc. and Subsidiaries

Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of eSpeed, Inc.:

We have audited the accompanying consolidated statements of financial condition of eSpeed, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of eSpeed, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/     Deloitte & Touche LLP

New York, New York

March 14, 2008

eSpeed, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$38,051	$21,838
Reverse repurchase agreements with related parties (Note 10)	59,806	166,009

Total cash and cash equivalents	97,857	187,847
Secured loan receivable from related party	65,000	—
Marketable securities	2,353	—
Fixed assets, net (Note 4)	61,257	57,443
Investments	9,415	7,780
Goodwill	12,184	12,184
Other intangible assets, net	5,578	6,949
Receivable from related parties (Note 11)	17,612	7,145
Other assets	12,716	13,725

Total assets	$283,972	$293,073

Liabilities and Stockholders’ Equity
Current liabilities:
Payable to related parties (Note 11)	$10,154	$7,751
Accounts payable and accrued liabilities	33,095	24,129

Total current liabilities	43,249	31,880
Deferred revenue	6,852	8,114

Total liabilities	50,101	39,994

Commitments and contingencies (Note 8)	—	—

Stockholders’ Equity:
Class A common stock, par value $0.01 per share; 200,000 shares authorized; 36,796 and 36,407 shares issued at December 31, 2007 and 2006, respectively; and 30,294 and 29,905 shares outstanding at December 31, 2007 and 2006, respectively,	368	364
Class B common stock, par value $0.01 per share; 100,000 shares authorized; and 20,498 shares issued and outstanding at December 31, 2007 and 2006, respectively, convertible to Class A common stock	205	205
Additional paid-in capital	313,238	299,682
Treasury stock, at cost: 6,502 shares of Class A common stock at December 31, 2007 and 2006, respectively	(62,597)	(62,597)
Accumulated other comprehensive loss	(61)	—
Retained earnings (accumulated deficit)	(17,282)	15,425

Total stockholders’ equity	233,871	253,079

Total liabilities and stockholders’ equity	$283,972	$293,073

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Transaction revenues
Fully electronic transactions with related parties (Note 11)	$63,941	$62,084	$74,669
Fully electronic transactions with unrelated parties	2,395	6,937	—

Total fully electronic transactions	66,336	69,021	74,669
Voice-assisted brokerage transactions with related parties (Note 11)	27,822	26,043	25,192
Screen-assisted open outcry transactions with related parties (Note 11)	7,887	5,675	2,863

Total transaction revenues	102,045	100,739	102,724
Software Solutions fees from related parties (Note 11)	36,414	30,822	24,709
Software Solutions and licensing fees from unrelated parties	10,983	16,981	15,534
Insurance recovery from related parties (Note 3)	—	3,500	1,692
Grant income	—	3,100	—
Gain on sale of investments	—	—	1,015
Interest income	9,773	9,541	6,160

Total revenues	159,215	164,683	151,834

Expenses:
Compensation and employee benefits	73,218	52,765	50,633
Occupancy and equipment:
Amortization of software development costs and other intangible assets	20,331	23,811	20,093
Other occupancy and equipment	37,067	37,280	30,678
Professional and consulting fees	17,361	9,464	8,788
Provision for loss contingency	3,500	—	—
Impairment of long-lived assets	4,757	1,861	2,386
Communications and client networks	9,117	8,101	8,157
Marketing	918	852	1,596
Administrative fees to related parties (Note 11)	13,824	12,598	13,938
Amortization of business partner and non-employee securities	—	19	318
Acquisition-related costs	6,641	2,026	3,327
Other expenses	11,246	8,289	9,896

Total operating expenses	197,980	157,066	149,810

(Loss) income before income taxes	(38,765)	7,617	2,024
Income tax (benefit)/provision	(6,267)	2,965	490

Net (loss) income	$(32,498)	$4,652	$1,534

Per share data:
Basic (loss) earnings per share	$(0.64)	$0.09	$0.03

Diluted (loss) earnings per share	$(0.64)	$0.09	$0.03

Basic weighted average shares of common stock outstanding	50,466	50,214	51,349

Diluted weighted average shares of common stock outstanding	50,466	51,258	52,066

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. & Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(32,498)	$4,652	$1,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,482	36,465	31,044
Gain on insurance recovery from related parties (Note 3)	—	(3,500)	—
Stock-based compensation	12,930	2,418	2,219
Impairment of long lived assets	4,757	1,861	2,386
Equity in net loss (income) of unconsolidated investments	862	(38)	142
Loss on disposal of property	—	127	—
Gain on sale of investments	—	—	(1,015)
Deferred income tax (benefit) expense	(6,406)	(33)	199
Tax benefit from stock option and warrant exercises	284	305	116
Excess tax benefit from stock-based compensation	(158)	(11)	—
Deferred compensation plan expense	—	138	250
Recognition of deferred revenue	(5,412)	(7,292)	(2,984)
Changes in operating assets and liabilities:
Receivable from related parties (Note 11)	(10,467)	(2,773)	(2,706)
Other assets	3,625	(5,141)	(1,126)
Payable to related parties (Note 11)	2,403	163	475
Accounts payable and accrued expenses	11,092	6,057	(6,526)
Deferred revenue	4,150	3,397	3,676

Net cash provided by operating activities	16,644	36,795	27,683

Cash flows from investing activities:
Secured loan to related party	(185,000)	—	—
Payments of secured loan by related party	120,000	—	—
Purchase of fixed assets	(17,258)	(13,241)	(15,360)
Capitalized software development costs	(21,053)	(17,213)	(18,840)
Capitalized patent defense and registration costs	(1,504)	(1,270)	(1,837)
Decrease in restricted cash	1,827	—	—
Investment in Aqua	(1,363)	—	—
Insurance recovery from related parties (Note 3)	—	3,500	—
Purchase of marketable securities	(2,414)	—	—
Proceeds from sale of investment	—	—	5,840

Net cash used in investing activities	(106,765)	(28,224)	(30,197)

Cash flows from financing activities:
Repurchase of Class A common stock	(373)	(93)	(29,197)
Proceeds from exercises of stock options and warrants	810	1,346	458
Excess tax benefit from stock-based compensation	158	11	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(464)	(423)	—

Net cash provided by (used in) financing activities	131	841	(28,739)

Net (decrease) increase in cash and cash equivalents	(89,990)	9,412	(31,253)

Cash and cash equivalents at beginning of period	21,838	37,070	19,884
Reverse repurchase agreements with related parties at beginning of period (Note 10)	166,009	141,365	189,804

Total cash and cash equivalents at beginning of period	187,847	178,435	209,688

Cash and cash equivalents at end of period	38,051	21,838	37,070
Reverse repurchase agreements with related parties at end of period (Note 10)	59,806	166,009	141,365

Cash and cash equivalents at end of period	$97,857	$187,847	$178,435

Supplemental cash information:
Contribution of net fixed assets to related party	$1,134	—	—
Cash paid for income taxes	122	$2,131	$206
Deemed dividend to Cantor (Note 5)	—	1,500	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Unearned Stock-based Compensation	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, January 1, 2005	$343	$221	$294,115	$(3,080)	$(33,972)	$10,739	$—	$268,366
Issuance of Class A common stock from exercises of options and warrants 89,852 shares	—	—	458	—	—	—	—	458

Tax benefit from stock option and warrant exercises	—	—	116	—	—	—	—	116
Amortization of business partner and non-employee securities	—	—	—	318	—	—	—	318
Class A common stock for Deferral Plan match	—	—	250	—	—	—	—	250
Grant of restricted stock units	—	—	1,090	(1,090)	—	—	—	—
Amortization of employee stock based compensation	—	—	—	1,901	—	—	—	1,901
Forfeiture of restricted stock units	—	—	(217)	217	—	—	—	—
Vesting of restricted stock units, 92,805 shares	—	—	(825)	—	825	—	—	—
Shares of common stock used to satisfy tax withholding obligations, 32,766 shares	—	—	—	142	(398)	—	—	(256)
Repurchase of Class A common stock 3,456,275 shares	—	—	—	—	(28,941)	—	—	(28,941)
Net Income	—	—	—	—	—	1,534	—	1,534

Balance, December 31, 2005	$343	$221	$294,987	$(1,592)	$(62,486)	$12,273	$—	$243,746

eSpeed, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Unearned Stock-based Compensation	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, January 1, 2006	$343	$221	$294,987	$(1,592)	$(62,486)	$12,273	—	$243,746
Tax benefit from stock based compensation	—	—	305	—	—	—	—	305
Issuance of Horizon warrants	—	—	3,000	—	—	—	—	3,000
Horizon deemed dividend	—	—	—	—	—	(1,500)	—	(1,500)
Conversion of Class B common stock to Class A common stock 1,641,470 shares	16	(16)	—	—	—	—	—	—
Issuance of treasury shares, 38,056 shares	—	—	(354)	—	354	—	—	—
Vesting of restricted stock units, 173,377 shares	2	—	(2)	—	—	—	—	—
Exercise of employee stock options, 204,911 shares	3	—	1,343	—	—	—	—	1,346
Amortization of restricted stock units and stock options	—	—	1,954	—	—	—	—	1,954
Reclassification of unearned compensation upon adoption of FAS 123R	—	—	(1,592)	1,592	—	—	—	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	—	—	(423)	—	—	—	—	(423)
Non-cash charge for Cantor partnership units	—	—	464	—	—	—	—	464
Repurchase of Class A common stock, 52,239 shares	—	—	—	—	(465)	—	—	(465)
Net Income	—	—	—	—	—	4,652	—	4,652

Balance, December 31, 2006	$364	$205	$299,682	$—	$(62,597)	$15,425	$—	$253,079

eSpeed, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Unearned Stock-based Compensation	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, January 1, 2007	$364	$205	$299,682	$—	$(62,597)	$15,425	$—	$253,079
FIN 48 Adjustment to opening retained earnings	—	—	—	—	—	(209)	—	(209)
Adjusted Balance, January 1, 2007	$364	$205	$299,682	$—	$(62,597)	$15,216	$—	$252,870
Net (loss)	—	—	—	—	—	(32,498)	—	(32,498)
Unrealized loss on marketable securities	—	—	—	—	—	—	(61)	(61)

Total Comprehensive loss								(32,559)

Stock based compensation	—	—	10,051	—	—	—	—	10,051
Tax benefit from stock based compensation	—	—	284	—	—	—	—	284
Issuance of Class A common stock related to 401K, 15,800 shares	—	—	138	—	—	—	—	138
Vesting of restricted stock units, 218,178 shares	2	—	(2)	—	—	—	—	—
Exercise of employee stock options, 156,320 shares	2	—	808	—	—	—	—	810
Amortization of restricted stock units and stock options	—	—	2,401	—	—	—	—	2,401
Cancellation of restricted stock units in satisfaction of withholding tax requirements	—	—	(468)	—	—	—	—	(468)
Non-cash charge for Cantor partnership units	—	—	344	—	—	—	—	344

Balance, December 31, 2007	$368	$205	$313,238	$—	$(62,597)	$(17,282)	$(61)	$233,871

eSPEED , INC. AND SUBSIDIARIES

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

The Company’s Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has more than a 50% equity ownership. Intercompany balances and transactions have been eliminated in consolidation.

eSpeed and BGC Partners, Cantor, BGC U.S., BGC Global and BGC Holdings have entered into a definitive Agreement and Plan of Merger, dated as of May 29, 2007, as amended as of November 5, 2007 and February 1, 2008 pursuant to which BGC Partners will be merged with and into the Company. The merger was recommended by Special Committee to acquire BGC Partners, the Company has agreed to issue in the merger an aggregate of 133,860,000 shares of Combined Company common stock and rights to acquire shares of Combined Company common stock. Of these shares and rights to acquire shares, it is expected that 56,000,000 will be in the form of Combined Company Class B common stock or rights to acquire Combined Company Class B common stock, and the remaining 77,860,000 shares and rights to acquire shares will be in the form of Combined Company Class A common stock or rights to acquire Combined Company Class A common stock. Current stockholders of the Company will hold the same number and class of shares of Combined Company common stock that they held in the Company prior to the merger. Following the completion of the merger, it is expected that the Combined Company Class A common stock will trade on the NASDAQ Global Market under the symbol “BGCP.” To obtain the required approval of the merger agreement by eSpeed’s stockholders, the Company held a special meeting of its stockholders on March 14, 2008, (the “Special Meeting”) and our stockholders adopted the merger agreement and the transactions contemplated thereby.

The Consolidated Financial Statements reflect the business and financial condition of eSpeed, Inc. on a stand-alone basis, prior to the completion of the merger.

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of these Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing Consolidated Financial Statements are reasonable and prudent. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from the estimates included in these Consolidated Financial Statements.

Revenue Recognition:

Transaction Revenues: The Company derives transaction revenues from related and unrelated parties. The Company’s related party transaction revenues, which consist of fully electronic, voice-assisted brokerage and screen-assisted open outcry transaction revenues, are generated when Cantor clears and/or transacts trades on or with the assistance of the Company’s trading platform. Related party transaction revenues are determined based on revenue sharing arrangements and commission rates negotiated with Cantor (see Note 11, Related Party

Transactions, for more information regarding such negotiated revenue sharing arrangements and commission rates for these transactions). Unrelated party transaction revenues, which consist of fully electronic transaction revenues, are generated from transactions that are neither cleared nor transacted by Cantor. In the case of fixed fee contracts, transaction revenues are recognized ratably over the term of the contract. All other transaction revenues are recognized on a trade date basis.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of securities purchased under agreements to resell (reverse repurchase agreements) transacted on an overnight basis for the purpose of cash management and money market Treasury funds (see Note 10, Reverse Repurchase Arrangements).

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

Marketable Securities: The Company accounts for investment in marketable securities in accordance with the provision of Statement of Financial Accounting Standard s (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are reported at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains and losses and declines in value deemed to be other-than-temporary will be recognized based on the specific identification method in the period in which they occur.

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

Long Lived Assets: The Company periodically evaluates potential impairment of long lived assets and definite lived intangibles when a change in circumstances occurs, by applying the concepts of Statement of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), and assessing whether the unamortized carrying amount can be recovered over the remaining life through the undiscounted future expected cash flows generated by the underlying assets. If the undiscounted future cash flows are less than the carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. See Note 4, Fixed Assets, for information regarding asset impairment charges recognized by the Company.

Goodwill and Indefinite Lived Intangible Assets: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. As prescribed in SFAS No.142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other indefinite lived intangible assets are no longer amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. The Company determined that there was no impairment to goodwill and indefinite lived intangible assets during the years ended December 31, 2007, 2006 and 2005.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective method. The Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Under the modified prospective method, stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The grant-date fair value of stock-based payments is amortized to expense ratably over the awards’ vesting periods. SFAS 123R also requires that the Company record an expense for liability awards at fair value each reporting period and that the change in fair value be reflected as stock-based compensation expense in the Company’s Consolidated Statements of Income. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31 2006, is based on awards ultimately expected to vest, it has been reviewed for estimated forfeitures.

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

Prior to the adoption of SFAS 123R, the Company reported all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that cash flows resulting from the tax benefits to be realized in excess of the compensation expense recognized in the Consolidated Statements of Operations before considering the impact of stock options that expire unexercised or forfeited (the “excess tax benefit”) be classified as financing cash flows. The excess tax benefits classified as a financing cash inflow for the year ended December 31, 2007 and 2006 are approximately $158,000 and $11,000, respectively.

The following table illustrates the effect on net income and net income per share if the Company had applied in its Consolidated Statements of Income the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the year ended December 31, 2005. For purposes of this pro forma disclosure, options granted subsequent to December 31, 2005 are not considered, the value of the options is estimated using a Black-Scholes option-pricing formula and the expense is amortized ratably over the options’ vesting periods.

Year Ended December 31,
2005
(in thousands, except per share amounts)
Net income, as reported	$1,534
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of $4,526, of taxes for the year ended December 31, 2005..	(8,828)

Net (loss) income, pro forma	$(7,294)

Earnings (loss) per share:
Basic—as reported	$0.03
Basic—pro forma	$(0.15)
Diluted—as reported	$0.03
Diluted—pro forma	$(0.15)

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

Recent Accounting Pronouncements

SFAS No. 155: In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

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

On January 1, 2007, the FIN 48 adoption date, the Company had $1.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recorded a cumulative effect adjustment of $0.2 million as a decrease to its January 1, 2007 retained earnings for the accrued interest expense on the unrecognized tax benefit. The Company recognizes interest and penalties related to uncertain tax positions as an accrued expense. At December 31, 2007, the Company had $1.7 million of unrecognized tax benefits. During the first twelve months of 2007, the Company expensed less than $0.2 million of interest expense related to the unrecognized tax benefit. As of December 31, 2007, the Company had approximately $0.4 million of accrued interest related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state/local or non-U.S. income tax examination by tax authorities for years prior to 2003, 1999 and 2000, respectively.

SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial condition, results of operations or cash flows.

SFAS No. 160: In December 2007 the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary, a parent’s ownership interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also required disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 will provide more transparent reporting of the net income attributable to the noncontrolling interest. SFAS 160 is effective for the Company as of January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 160.

SFAS No. 141 (R): In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141(R)”). SFAS 141 (R) replaced SFAS 141, Business Combinations. SFAS 141 (R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141 (R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and noncontractual contingencies. SFAS 141(R) is effective for the Company January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 141(R).

SAB No 110: In December 2007, the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB 110”). This SAB expresses the views of the staff regarding the use of a ‘simplified’ method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123R. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. In SAB 110, the staff expressed an opinion that it will continue to accept, under certain circumstances, the use of simplified method beyond December 31, 2007.

3. September 11 Events

Our previous headquarters were in the World Trade Center. As a result of the terrorist attack on September 11, 2001, our offices in the World Trade Center were destroyed. At that time, Cantor maintained property and casualty insurance policies with third party insurers and, under its Administrative Services Agreement (“ASA”) with Cantor, the Company was entitled to property and casualty insurance coverage of up to $40.0 million. Cantor received insurance payments related to the September 11 events totaling $45.0 million in 2001 and an additional $21.0 million in 2003. Pursuant to the ASA, the Company received $20.5 million of these insurance proceeds from Cantor in 2001, $3.5 million in 2006 and $1.7 million in 2005. These proceeds were recognized as income in the accompanying Consolidated Statements of Income under the caption “Insurance recovery from related parties”. The lag in timing between Cantor’s receipt of insurance proceeds in 2003 and the Company’s related receipts in 2005 and 2006 was a result of the need to analyze and determine the allocable amounts of such proceeds among Cantor and its related entities pursuant to the ASA. As a result of the September 11 events, Company fixed assets with a book value of approximately $17.8 million were destroyed. Accordingly, the Company recorded gains related to the receipt of insurance proceeds of $2.7 million in 2001, $3.5 million in 2006 and $1.7 million in 2005. The Company completed the move into its new global headquarters during 2007, and hence completed the replacement of the destroyed assets.

4. Fixed Assets

Fixed assets, net consisted of the following:

	At December 31,
	2007	2006
	(in thousands)
Computer and communication equipment	$62,663	$53,305
Software, including software development costs	110,842	96,036
Leasehold improvements and other fixed assets	7,735	4,887

	181,240	154,228
Less: accumulated depreciation and amortization	(119,983)	(96,785)

Fixed assets, net	$61,257	$57,443

Depreciation expense was $11.7 million, $12.7 million and $10.9 million for 2007, 2006 and 2005, respectively, and is included in the accompanying Consolidated Statements of Income under the caption “Other occupancy and equipment”.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. During the years ended December 31, 2007, 2006 and 2005, software development costs totaling $21.1 million, $17.2 million and $18.8 million, respectively, were capitalized. For the years ended December 31, 2007, 2006 and 2005, the Company’s Consolidated Statements of Operations included $17.0 million, $23.8 million and $20.1 million, respectively, in relation to the amortization of software development costs. The amortization of software development costs for year ended December 31, 2006 included approximately $1.2 million of accelerated amortization due to the anticipated early retirement of certain of the Company’s internally developed software which was replaced in the second quarter of 2006. The years ended December 31, 2007 and 2005 do not include any accelerated amortization charges.

Impairment charges of $4.8 million, $1.9 million and $2.4 million were recorded during the years ended December 31, 2007, 2006 and 2005, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service.

Impairment charges related to capitalized software and fixed assets are recorded under the caption “Impairment of long-lived assets” in the accompanying Consolidated Statements of Operations.

5. Goodwill and Other Intangible Assets

Goodwill

Goodwill at December 31, 2007 and 2006 in the amount of $12.2 million represents the goodwill that was recorded in connection with the acquisition of ECCO in October 2004. Ecco is a highly specialized software developer focused on the financial markets. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Goodwill is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill associated with this acquisition is not expected to be deductible for tax purposes. The results of operations of ECCO have been included in the Company’s Consolidated Financial Statements subsequent to the date of acquisition.

Other Intangible Assets

Other intangible assets, net at December 31 consisted of the following (in thousands):

	2007			2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents, including capitalized legal costs	$32,474	$(29,411)	$3,063	$30,970	$(27,102)	$3,868
Acquired intangibles:
Existing technology	2,832	(1,817)	1,015	2,832	(1,251)	1,581
Customer contracts	412	(412)	—	412	(412)	—

Total intangible assets subject to amortization	$35,718	$(31,640)	$4,078	$34,214	$(28,765)	$5,449

Horizon license	1,500	—	1,500	1,500	—	1,500

Total other intangible assets	$37,218	$(31,640)	$5,578	$35,714	$(28,765)	$6,949

During the years ended December 31, 2007, 2006 and 2005, the Company recorded intangible amortization expense of $2.9 million, $7.1 million and $7.0 million, respectively, under the caption “Amortization of software development costs and other intangible assets” in the accompanying Consolidated Statements of Income.

The estimated aggregate amortization expense for each of the next five fiscal years is as follows $1.8 million in 2008, $1.3 million in 2009, $0.3 million in 2010, $0.1 million in 2011 and $0.5 million thereafter.

Patents

Wagner Patent: In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the “Wagner Patent”) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Company purchased the Wagner Patent from ETS for an initial payment of $1.75 million in cash and 24,334 shares of the Company’s Class A common stock valued at $0.5 million. In order to perfect and defend the Company’s rights under the Wagner Patent, the Company has incurred substantial legal costs. As of December 31, 2007 and 2006, the Company had a capitalized balance of approximately $21.1 million of related legal costs. The Company recorded amortization expense of $0.6 million for the year ended December 31, 2007 and $4.8 million for each of the two years ended December 31, 2006 and 2005. The carrying value of the Wagner Patent, including such legal costs, was $0 and $0.6 million at December 31, 2007 and 2006, respectively.

During the years ended December 31, 2007, 2006 and 2005, the Company recognized revenue from the Wagner Patent of $1.6, $11.7 million and $10.0 million respectively, which was included in “Software Solutions and licensing fees from unrelated parties” in the accompanying Consolidated Statements of Income. Additionally, the Company recognized transaction revenues of $1.3 million, $6.2 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Wagner Patent expired on February 20, 2007.

Lawrence Patent: In August 2001, the Company purchased the exclusive rights to United States Patent No. 5,915,209 (the “Lawrence Patent”) covering electronic auctions of fixed income securities. The Lawrence Patent expires in 2014. The Company purchased the Lawrence Patent for $0.9 million payable over three years, and warrants to purchase 15,000 shares of the Company’s Class A common stock at an exercise price of $16.08, which were valued at approximately $0.2 million. The warrants expire on August 6, 2011. During the second quarter of 2005, the Company entered into an Amendment Agreement to amend the Purchase Agreement related to the Lawrence Patent. Pursuant to the Amendment Agreement, the Company will be required to pay $0.5 million over four years. Additional payments are contingent upon the generation of related revenues. The carrying value of the Lawrence Patent was $0.9 million and $1.1 million at December 31, 2007 and 2006, respectively.

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

Other: The Company incurred costs in connection with various patent applications. The Company capitalized $1.5 million and $1.3 million of such legal costs for the years ended December 31, 2007 and 2006, respectively. The carrying value of the capitalized costs related to patent applications was $2.1 million and $2.1 million at December 31, 2007 and 2006, respectively. At December 31, 2006, the Company recorded an impairment charge $0.1 million, under the caption “Impairment of long lived assets” in the accompanying Consolidated Statement of Income, related to certain patents.

Acquired Intangible Assets

In connection with the ECCO acquisition, the Company recorded $3.2 million of purchased intangibles. The purchased intangibles consist of $2.8 million in existing technology and $0.4 million of customer contracts, which are amortized on a straight-line basis over their estimated useful lives of five years and two years, respectively. The carrying value of the purchased intangibles was $1.0 million and $1.6 million as of December 31, 2007 and, 2006 respectively.

Horizon License

In February 2006, in conjunction with Cantor’s acquisition of IDT Horizon GT, Inc., a Delaware Corporation (“Horizon”), the Company entered into a software license agreement (the “Horizon License”) with Horizon, pursuant to which Horizon granted the Company a perpetual, fully paid-up, non-transferable (except to affiliates of the Company) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities. Management has estimated the fair value of the Horizon License at $1.5 million. The Horizon License permits the Company to use the software worldwide in connection with the processing of trades in the Company’s product offerings, provided that the software may not be used for the processing of the business of any other person, firm or entity. The Horizon License provides that, in the event Cantor sells the Horizon business, Cantor will pay the Company an amount equal to 23% of the total consideration received in connection with such sale, up to a maximum of $1.5 million. Due to the perpetual nature of the Horizon License, it will not be amortized, but rather will be tested for impairment at least annually pursuant to the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. The Company treated the $1.5 million payment for the Horizon License as a deemed dividend to Cantor. In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant to acquire 312,937 shares of Class A common stock of the Company. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87.

6. Other Supplementary Balance Sheet Information

Other assets consisted of the following at December 31:

	2007	2006
	(in thousands)
Licensing fees and other receivables	$3,244	$8,157
Pre-paid expenses	3,488	3,140
Income tax receivable	817	—
Deferred tax assets	4,443	—
Restricted cash	302	2,129
Other assets	422	299

	$12,716	$13,725

Accounts payable and accrued liabilities consisted of the following at December 31:

	2007	2006
	(in thousands)
Deferred revenue	$780	$1,748
Current income tax payable	77	964
Deferred tax liability	—	1,963
Other taxes payable	3,906	2,564
Accrued professional fees	7,981	6,193
Accrued compensation	3,960	—
Loss contingency	3,500	—
Bank overdraft	1,308	1,763
Other accrued liabilities	11,583	8,934

	$33,095	$24,129

7. Income Taxes

The provision/(benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current
U.S. federal	$(100)	$2,273	$(40)
U.S. state and local	130	615	199
Foreign	109	110	133

	139	2,998	292

Deferred
U.S. federal	(5,327)	(32)	147
U.S. state and local	(1,086)	(7)	30
Foreign	7	6	21

	(6,406)	(33)	198

Income tax (benefit)/ provision	$(6,267)	$2,965	$490

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,
	2007	2006
	(in thousands)
Deferred tax assets
Warrant expense	$12,260	$12,340
Net operating loss/credits carryforwards	5,798	—
Deferred revenue	1,273	1,604
Basis difference of investments	1,789	1,800
Non-employee stock options	1,173	1,188
Other deferred and accrued expenses	12,547	4,257
Foreign deferred and accrued expenses	(40)	(33)
Foreign NOL	28,419	24,789

Total deferred tax assets	63,219	45,945
Valuation allowance	(49,290)	(36,621)

Net deferred tax assets	13,929	9,324

Deferred tax liability
Software capitalization	9,254	9,753
Gain on replacements of assets	1,512	1,943
Depreciation of fixed assets	(1,356)	(486)
Other	76	77

Total deferred tax liability	9,486	11,287

Net deferred tax asset/(liability)	$4,443	$(1,963)

As reflected in the above table, the Company established a valuation allowance against the net deferred tax assets of $49.3 million and $36.6 million at December 31, 2007 and 2006, respectively. The valuation allowance primarily relates to warrant expenses and net operating loss carry-forwards where there is significant uncertainty as to their ultimate realization. The net operating loss (“NOL”) carryforwards relate to the US and UK operations. The US NOLs have a 20 year expiration and the UK NOLs have no expiration.

Additionally, tax benefits associated with employee stock option and business partner warrant exercises served to reduce taxes currently payable.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Federal income tax (benefit)/expense at 35% statutory rate	$(13,681)	$2,666	$709
State taxes, net of federal benefit	(621)	395	149
Foreign income tax benefit	(1,511)	(1,504)	(1,435)
Other non-deductible/(taxable) items	(68)	262	458
Increase in valuation allowance for deferred items currently recognized	8,020	74	101
Federal tax benefit of research and development credit	(51)	(455)	(994)
Tax benefit of net operating loss not currently recognized	1,588	1,589	1,588
Deferred tax expense/(benefit) from annualizing effective tax rate	57	(62)	(86)

	$(6,267)	$2,965	$490

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the year ended December 31, 2007 is as follows (in millions):

Balance, January 1, 2007 (excluding interest and penalties of $0.2 million)	$1.7
Decreases in gross unrecognized tax benefits pertaining to tax positions taken during prior years	—
Increases in gross unrecognized tax benefits pertaining to tax positions taken during the current year	—
Decreases in gross unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to gross unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—

Balance, December 31, 2007 (excluding interest and penalties of $0.4 million)	$1.7

The amount of unrecognized tax benefits at December 31, 2007 that, if recognized, would favorably affect the effective tax rate is $1.7 million. Such amount excludes $0.4 million of interest and penalties accrued in the statement of financial condition, of which $0.2 million was recognized in the current year.

The company anticipates that the total amount of unrecognized benefits (excluding penalties and interest) will remain unchanged over the next 12 months.

8. Commitments and Contingencies

Commitments

Under the Administrative Services Agreement, the Company is obligated to Cantor for rental payments under Cantor’s various non-cancelable leases with third parties, principally for office space and computer equipment,, expiring at various dates through 2020. Certain of these leases have renewal terms at the Company’s option and/or escalation clauses (primarily based on the Consumer Price Index).

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

During 2007, the Company established a new Northeast data center in Trumbull, Connecticut. Under the Administrative Services Agreement, eSpeed is obligated to Cantor for its pro rata portion (based on square footage used) of rental payments during the term of the lease for the new office space.

Minimum lease payments under these arrangements for the years ending December 31, (in thousands):

2008	$5,060
2009	5,072
2010	5,076
2011	5,018
2012	5,113
Thereafter	46,276

Total	$71,615

Rental expense under all operating leases for the years ended December 31, 2007, 2006 and 2005 was $6.9 million, $6.7 million and $6.4 million, respectively.

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

Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies, when a legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. Other than what is discussed below, at December 31, 2007 there were no material legal contingencies for which the Company can estimate a possible loss or a range of losses.

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International and ECCOWare LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes our case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and ECCO’s products fall outside the scope of Trading Technologies’ patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed and ECCO’s products. As a result, the remaining products at issue in the case are the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since roughly the end of 2004. TT moved for reconsideration of that summary judgment ruling which the court denied. The trial began on September 10, 2007 and ended on October 4, 2007. On October 10, 2007 a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded damages in the amount of $3.5 million. On January 3, 2008, the court granted eSpeed’s motion for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for new trial. On February 6, 2008, eSpeed’s remittitur motion was conditionally granted and on February 12, 2008, TT accepted the remittitur, which reduces the jury verdict to $2.5 million plus interest. Additionally, TT’s motion for pre-judgment interest was granted and interest was set at the prime rate, compounded monthly. Presently pending before the Court is eSpeed’s counterclaim that the patents are unenforceable because of TT’s inequitable conduct. A hearing is scheduled for April 2 - 3, 2008. The judgment entered by the Court on February 12, 2008 is subject to appeal by both parties. If TT ultimately prevails in the litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases.

In addition to the matters discussed above, the Company is involved in other legal proceedings that have arisen in the ordinary course of business. None of the currently pending matters is expected to have a material adverse impact on the Company’s financial position but may be material to the Company’s results of operations or cash flows in a given period.

The outcome of such items cannot be determined with certainty; therefore we cannot predict what the eventual loss or range of loss related to such matters will be. Our management believes that, based on currently available information, the final outcome of these current pending matter will not have a material effect on our cash flow, results of operations or financial position.

9. Investments

Investments consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Freedom International Brokerage	$7,064	$7,043
Aqua Securities, L.P.	1,529	—
EIP Holdings	819	734
Tradespark	3	3
ESX Futures, L.P.	—	—

Total Investments	$9,415	$7,780

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

For the years ended December 31, 2007, 2006 and 2005, the Company’s share of Freedom’s net income (loss) was approximately $21,000, $11,000 and ($16,000), respectively, and is included under the caption “Other expenses” in the accompanying Consolidated Statements of Income.

EIP Holdings/Tradespark: The Company has a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings. The Company’s net income from its investment in EIP Holdings, through both direct and indirect investments, totaled approximately $85,000, $27,000, and $6,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included under the caption “Other expenses” in the accompanying Consolidated Statements of Income.

Aqua Securities, LP: In January 2007, the Company announced the formation of Aqua Securities, LP (“Aqua”), an alternative electronic trading platform which will offer new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Both companies collectively have contributed financial, professional, and technology assets to the new venture, which included all of the Company’s former equities order routing business. In June 2007, the Company contributed to Aqua $0.7 million cash and technology assets with a net book value of approximately $0.6 million. During the fourth quarter, Aqua received certain FINRA approvals. With that, the Company further contributed to Aqua $0.6 million cash and technology assets with a net book value of approximately $0.5 million. For the year ended December 31, 2007, the Company’s share of Aqua’s net loss was approximately $0.9 million, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations. In January 2008, the Company further contributed to Aqua approximately $1.0 million in cash.

ESX Futures, L.P.: On December 21, 2007, the Company and 11 other leading financial institutions announced the formation of a limited partnership that will establish a fully-electronic futures exchange which is referred to as “ELX.” The Company will hold an approximately 25% interest in the exchange’s operating limited partnership, ESX Futures, L.P. and its holding company general partner, ESX Futures Holdings, LLC (combined “ELX”). Assuming eSpeed maintains its present ownership percentage, it will be entitled to approximately 25% of distributions from each entity. eSpeed has also entered into a technology services agreement with ELX pursuant to which the Company will provide software development, software maintenance, customer support, infrastructure, and internal technology services to support the new exchange’s electronic trading platform. Since operations did not commence until January 2008, there were no financial results for the year ended December 31, 2007 to be included under the caption “Other expenses” in the accompanying Consolidated Statements of Operations.

10. Reverse Repurchase Agreements

Cash and cash equivalents at December 31, 2007 and 2006 included $59.8 million and $166.0 million, respectively, of reverse repurchase agreements with Cantor. The Company enters into reverse repurchase agreements with Cantor as short-term investments as part of its overall cash management strategy. The Company’s reverse repurchase agreements mature on a next day basis. Interest rates for the reverse repurchase agreements are reset daily and approximate market rates, which are based on the Fed Funds Rate and the quality of the underlying collateral.

Reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at fair value, approximated by the contractual amount for which the securities can be resold, including accrued interest. It is the Company’s policy to require collateral with a market value equal to or in excess of the principal amount deposited. All collateral is held in third-party custodial accounts. The value and eligibility of the collateral deposited are determined daily by the third-party custodian, and the Company may require Cantor to deposit additional collateral or return amounts deposited when appropriate. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are not permitted to be resold or repledged. Cash and collateral for each reverse repurchase agreement are settled daily. The $59.8 million held in reverse repurchase agreements at December 31, 2007, are fully collateralized by eligible fixed income securities. Of the $166.0 million held in reverse repurchase agreements at December 31, 2006, $61.9 million is fully collateralized by U.S. government securities and $104.1 million is fully collateralized by eligible equity securities. The fair value of such collateral at December 31, 2007 and 2006 totaled $61.0 million and $177.5 million, respectively.

11. Related Party Transactions

A significant amount of the Company’s revenues, expenses, assets, liabilities and cash flows are dependent on related party transactions with Cantor, BGC, Freedom, and CO2e.com, LLC (“CO2e”). For the year ended December 31, 2007, approximately 45.6% of the Company’s revenues are attributable to Cantor and 35.4% are attributable to BGC Partners.

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

With respect to foreign exchange transactions, the 65%/35% revenue share between eSpeed and Cantor shall be paid after the payment of any revenue share amount to certain participants on the foreign exchange platform and after payment of fees relating to clearance, settlement and fulfillment services provided by Cantor. Such clearing and settlement fees shall be shared 65%/35% in the event that the average cost of such services exceeds the average costs associated with clearing and settling cash transactions in U.S. Treasuries.

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

With respect to the equity order routing business conducted for Cantor, eSpeed and Cantor each have traditionally received 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. In addition, any eSpeed equity order routing business that was not conducted for Cantor was treated as a fully electronic transaction, in which the Company would receive 65% of the revenues of any such business and Cantor will receive 35% of such revenues. With the completion of the spin-off of the equities business in connection with the Aqua transaction, the Company is entitled to a 49% interest in the new entity and Cantor will be entitled to a 51% interest, based on FINRA approval. The Aqua entity is also authorized to receive clearing and administrative services from Cantor and technology infrastructure services from eSpeed at cost. Aqua is also authorized to pay sales commissions to brokers of Cantor, BGC or other brokers who participate in the sales process.

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

ADMINISTRATIVE SERVICES AGREEMENT

Under an Administrative Services Agreement (as defined below), Cantor provides various administrative services to eSpeed, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct (compensation) and indirect costs (rent, maintenance, equipment and communications) of providing these services. The indirect costs are generally determined by using headcount as the basis for such charges. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months’ prior notice by either eSpeed or Cantor. eSpeed incurred administrative fees for such services during the years ended December 31, 2007, 2006 and 2005 totaling $13.8 million , $12.6 million and $13.9 million, respectively. Cantor is also authorized to provide these administrative services to the Aqua business.

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

Other Transactions

eSpeed currently enters into reverse repurchase agreements with Cantor and its affiliates as short-term investments as part of its overall cash management strategy, at December 31, 2007, the Company had $59.8 million of reverse repurchase agreements (See Note 10, Reverse Repurchase Agreements, , for more information regarding these arrangements). As an alternative to its policy of investing its cash in reverse repurchase agreements with Cantor, on July 26, 2007, eSpeed entered into a Secured Promissory Note and Pledge Agreement (the “Secured Loan”) with Cantor in which eSpeed agreed to lend to Cantor up to $100 million (the “Secured Loan Amount”) on a secured basis from time to time. The Secured Loan is guaranteed by a pledge of

eSpeed Class A or Class B Common Stock owned by Cantor equal to 125% of the outstanding Secured Loan amount, as determined on a next day basis. The Secured Loan bears interest at the market rate for equity repurchase agreements plus 0.25% and is payable on demand. The Secured Loan was approved by eSpeed’s Audit Committee. At December 31, 2007, the outstanding balance of the Secured Loan was $65 million. For the year ended December 31, 2007, Cantor paid eSpeed interest income of approximately $1.5 million. As of March 14, 2008, the outstanding balance of the Secured Loan was $0.

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

eSpeed’s parent, Cantor, granted certain eSpeed employees awards of partnership units in Cantor with a notional value of $1.1 million. Such partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination, provided that the employee has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. The partnership units were fully vested on date of grant. See Note 13, Stock-Based Compensation, for information regarding the accounting for these partnership units.

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

In January 2007, the Company announced the formation of Aqua Securities Holdings, an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Both companies collectively have contributed financial, professional, and technology assets to the new venture, which will include all of the Company’s former equities order routing business. See Note 9, Investments, for information regarding the accounting.

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

During the years ended December 31, 2007, 2006 and 2005, the Company issued approximately 450,000, 378,000, and 183,000 shares, respectively, of Class A common stock related to vested restricted stock units and exercise of employee stock options and business partner warrants.

The Company’s Board of Directors has authorized the repurchase of up to $100 million of outstanding Class A common stock. During the year ended December 31, 2007, the Company did not repurchase any shares. During the year ended December 31, 2006, the Company repurchased an aggregate of 52,239 shares of the Company’s Class A common stock for approximately $0.5 million under this plan, at an average price of $8.92. During the year ended December 31, 2005, the Company repurchased approximately 3.5 million shares of the Company’s Class A common stock for a total of $28.9 million in cash under this plan, at an average price per share of $8.37, including approximately 0.3 million shares repurchased from partners of Cantor and approximately 0.9 million shares repurchased from the Cantor Relief Fund, which were repurchased at fair market value on the date of purchase. The Company has approximately $58.2 million remaining from its $100 million buyback authorization.

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

13. Stock-Based Compensation

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

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at January 1, 2005	281,620	$10.62
Granted	154,000	7.89
Vested	(92,805)	11.54
Forfeited	(19,226)	11.54

Balance at December 31, 2005	323,589	9.00
Granted	270,435	8.79
Vested	(220,609)	8.74
Forfeited	(22,876)	8.00

Balance at December 31, 2006	350,539	$9.06
Granted	319,469	10.20
Vested	(293,267)	9.3
Forfeited	(34,416)	8.80

Balance at December 31, 2007	342,325	9.79	2.7

During December 2007, 2006 and 2005, the Company granted eligible employees approximately 319,000, 270,000, and 154,000, respectively, of restricted stock units with a market value at the date of grant of $3.3 million, $2.4 million, and $1.2 million, respectively. Each restricted stock unit is convertible into one share of Class A common stock upon completion of the vesting period. For restricted stock units that vested during 2007 and 2006, the Company withheld shares to pay payroll taxes due at the time of vesting of $0.5 million and $0.4 million respectively.

In connection with the acquisition of ECCO in 2004, the Company was obligated to issue approximately 179,000 shares of its Class A common stock to certain employees of ECCO subject to the terms of the purchase agreement. The market value at the date of grant was $1.8 million. During 2005, the Company issued 7,505 shares to eligible employees, and 1,876 shares were forfeited. During 2006, the Company issued 87,609 shares to eligible employees, and 1,876 shares were forfeited. During 2007, the remaining 80,104 shares vested with no forfeitures.

Restricted stock units granted to employees have historically vested in a range of one-to-three years from date of grant. Restricted stock units granted to employees during 2007 vest over a three-year period, with 33.3% vesting on each of the anniversary dates.

Restricted stock units granted to employees during 2006 were to vest over a two-year period, with 67% vesting on the first anniversary date. Restricted stock units granted to each non-employee Board of Director on an annual basis, in consideration for services provided, vest one year from date of grant provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. In addition, restricted stock units received by each non-employee Board of Director for their appointment or initial election to the Board of Directors vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. The fair value of the restricted stock units is determined on the date of grant based on the market value of Class A common stock, and is recognized, net of the effect of estimated forfeitures, over the vesting period. The Company uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates.

In December 2007, the Board of Directors accelerated the vesting of the majority of outstanding RSUs, and $0.8 million in expense was included in our Consolidated Statement of Operations for 2007 associated with this acceleration. As part of 2007 bonus compensation, the Board of Directors granted approximately $2.6 million in new RSU’s which vest in equal installments over a three-year period. Approximately $60,000 in expense was included in our statement of operations for 2007 associated with the new grant; leaving approximately $2.5 million in unrecognized compensation cost related to unvested restricted stock units to be recognized through 2010.

Total compensation expense related to the restricted stock units before associated income taxes was approximately $2.4 million, $1.5 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2005	16,660,563	$16.35
Granted	297,000	8.75
Exercised	(89,852)	5.10
Forfeited	(2,184,526)	23.36

Balance at December 31, 2005	14,683,185	15.20
Granted	1,065,068	8.71
Exercised	(204,911)	6.58
Forfeited	(378,460)	15.47

Balance at December 31, 2006	15,164,882	14.86
Granted	1,014,170	10.81
Exercised	(156,320)	5.18
Forfeited	(495,833)	16.92
Balance at December 31, 2007	15,526,899	14.63	5.2	$19,083,320

Options exercisable at December 31, 2007	15,485,597	$14.65	5.2	$18,017,643

Issued in Connection with the LT Plan: During the years ended December 31, 2007, 2006 and 2005, respectively, the Company granted options to purchase 1.0 million, 1.1 million and 0.3 million shares of Class A common stock pursuant to the LT Plan. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options generally vest ratably and on a quarterly basis over four years from the grant date.

The weighted average grant date fair value of options granted during the year ended December 31, 2007, 2006 and 2005 was $4.95, $4.78 and $4.29, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A common stock for the 4.7 million options that were in-the-money at December 31, 2007. During the years ended December 31, 2007, 2006 and 2005, the aggregate intrinsic value of options exercised was $0.8 million, $0.5 million and $0.3 million, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options granted to employees generally vest ratably and on a quarterly basis over four years from the grant date. Options granted to each non-employee director on an annual basis, in consideration for services provided, vest one year from date of grant provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. In addition, options received by each non-employee director for their appointment or initial election to the Board of Directors vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. At December 31, 2007, there was approximately $10,000 of total unrecognized compensation expense related to unvested stock options granted under the LT Plan. That expense is expected to be recognized over a weighted-average period of two years.

In December 2007, the Board of Directors accelerated the vesting of the majority of outstanding stock options. Our statement of operations included $3.7 million in expense related to this acceleration. Additionally, the Chief Executive Officer was granted 1.0 million fully vested options and the Company recorded $4.9 million in expense during 2007. Total compensation expense related to stock options before associated income taxes, including the expense related to the options granted to the Chief Executive Officer, was approximately $10.0 million and $0.4 million for the years ended December 31, 2007 and 2006. There was no compensation expense related to stock options granted to employees or directors for the years ended December 31, 2005.

The fair value of each stock option award granted is estimated as of the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are estimated using historical volatility of the Company’s Class A common stock over a preceding period commensurate with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding. For options granted subsequent to the adoption of SFAS 123R, the expected term of options granted is derived from the simplified method allowed by Staff Accounting Bulletin No. 107 because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield was assumed to be zero in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. In addition, the Company uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for the year ended December 31, 2007 was immaterial. Groups of award recipients that have different exercise behavior are considered separately for valuation purposes.

The following table presents the assumptions that were used in the Black-Scholes option pricing model for the respective periods:

Year	Weighted Avg. Grant Date Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2007	$4.95	3.28%	5.00	48%	None
2006	$4.78	4.61%	6.05	52%	None
2005	$4.29	3.88%	4.21	58%	None

The following table provides further details relating to the Company’s stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$5.10 - $8.73	2,574,728	$5.56	4.4	2,570,540	$5.56
$8.74 - $15.40	6,614,396	12.04	6.9	6,577,282	12.06
$15.41 - $23.10	6,181,364	20.64	3.7	6,181,364	20.64
$23.11 - $30.80	58,126	25.28	4.3	58,126	25.28
$30.81- $77.00	98,285	42.84	2.5	98,285	42.84

	15,526,899	$14.63	5.2	15,485,597	$14.65

Partnership Units

eSpeed’s parent, Cantor, has granted certain eSpeed employees awards of partnership units in Cantor with a notional value of $1.2 million. Such partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination, provided that the employee has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. The partnership units in Cantor were fully vested on date of grant.

The partnership unit awards are accounted for as liability awards under SFAS 123R. The fair value of the liability awards at December 31, 2007 and 2006 was approximately $0.3 and $0.5 million, respectively. For the awards that are not fully vested at grant date, the Company will recognize non-cash compensation expense for the fair value of the awards as the awards are amortized over the stated vesting periods. For the awards that are fully vested on the date of grant, the Company will recognize non-cash compensation expense at grant date for the fair value of the awards. The liability incurred for such awards will be re-measured at the end of every reporting period, and accordingly, any changes in the fair value of such liability will be recorded by the Company as a non-cash compensation expense. In addition, the quarterly distributions on such units will be included in the Company’s compensation expense as a non-cash charge. For the year ended December 31, 2007 and 2006, the Company recognized a non-cash charge of $0.3 million and $0.5 million related to the partnership units in Cantor. None of the costs of the various benefits provided under the partnership units in Cantor has been or will be paid by eSpeed; however, eSpeed records a non-cash charge included in the accompanying Consolidated Statements of Income under the caption “Compensation and employee benefits,” for the amounts that have been or will be paid to the employees by Cantor, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by Cantor.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, January 1, 2005	2,073,332	$28.89
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance, December 31, 2005	2,073,332	28.89
Granted	312,937	8.87
Exercised	—	—
Forfeited	(400,000)	22.43

Balance, December 31, 2006	1,986,269	$27.04
Granted	—
Exercised	—
Forfeited	—

Balance, December 31, 2007	1,986,269	$27.04	2.8

Horizon: In February 2006, a subsidiary of Cantor acquired all of the assets of Horizon. Immediately prior to the closing of the acquisition, the Company entered into the Horizon License. In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant to acquire 312,937 shares of Class A common stock of the Company. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87 (see Note 5, Goodwill and Other Intangible Assets, for more information regarding this transaction).

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

Total expense related to business partner warrants and non-employee securities before associated income taxes for the years ended December 31 was as follows:

	2007	2006	2005
	(in thousands)
UBS warrants	$—	$—	$274
Non-employee stock options	—	19	44

Total	$—	$19	$318

14. Earnings Per Share

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

The following is a reconciliation of the basic and diluted earnings per share computations:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Net (loss) income	$(32,498)	$4,652	$1,534
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation	50,466	50,214	51,349
Diluted effect of:
Stock options	934	890	605
Restricted stock units	222	154	112

Weighted average shares used in diluted computation	51,622	51,258	52,066
(Loss)/Earnings per share
Basic	$(0.64)	$0.09	$0.03

Diluted	$(0.64)	$0.09	$0.03

At December 31, 2007, 2006 and 2005, approximately 12.8 million, 16.0 million and 17.3 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive because the exercise price exceeded the average share price for the period.

15. Deferred Compensation Plan

Employees of the Company are eligible to participate in the eSpeed, Inc. Deferral Plan for Employees of Cantor Fitzgerald, L.P. and its Affiliates (the “Deferred Compensation Plan”), whereby eligible employees may elect to defer a portion of their salaries by directing the Company to contribute to the Deferred Compensation Plan.

The Plan is available to all employees of the Company meeting certain eligibility requirements and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employee contributions are directed to one or more investment funds, one of which, beginning in 2000, invests in the Company’s Class A common stock (the “eSpeed Stock Fund”). Through December 31, 2006, the Company matched contributions to the eSpeed Stock Fund annually with up to $3,000 of the Company’s Class A common stock per participant. The Company did not match employee contributions made in 2007 to the eSpeed Stock Fund. For the year ended December 31, 2006, the Company contributed approximately 16,000 shares of its Class A common stock relating to employee contributions to the eSpeed Stock Fund. The administration of the Deferred Compensation Plan is performed by Cantor. The Company pays its proportionate share of such administrative costs under the Administrative Services Agreement.

16. Regulatory Capital Requirements

Through its subsidiary, eSpeed Brokerage, Inc., formerly known as eSpeed Government Securities, Inc., the Company is subject to the Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2007, eSpeed Brokerage, Inc. had net capital of $51.2 million, which was $51.1 million in excess of its required net capital.

At December 31, 2007, the Company’s regulated subsidiary has no third party restrictions on its ability to transfer net assets to its parent company, eSpeed, except for its net capital requirements, of $31,000. This amount was deemed immaterial per the requirements of SEC Rule 5-04 of Regulation S-X.

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

Transaction revenues by geographic area for the years ended December 31 were as follows:

	2007	2006	2005
	(in thousands)
Transaction revenues:
Europe	$29,916	$29,129	$26,052
Asia	4,049	3,059	1,874

Total Non Americas	33,965	32,188	27,926

Americas	68,080	68,551	74,798

Total	$102,045	$100,739	$102,724

Assets by geographic area at December 31 were as follows:

	2007	2006
	(in thousands)
Total assets:
Europe	$26,619	$28,252
Asia	2,240	1,240

Total Non Americas	28,859	29,492

Americas	255,113	263,581

Total	$283,972	$293,073

18. Selected Quarterly Data (unaudited)

The following table sets forth, by quarter, the Company’s unaudited statements of income data for the period from January 1, 2005 to December 31, 2007. Results of any period are not necessarily indicative of results for a full year.

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenues	$41,634	$38,957	$40,384	$38,240
Total expenses	40,252	49,061	49,665	59,002

Income before income taxes	1,382	(10,104)	(9,281)	(20,762)
Income tax (benefit) provision	546	(3,782)	(3,276)	245

Net income (loss)	$836	$(6,322)	$(6,005)	$(21,007)

Basic earnings (loss) per share	$0.02	$(0.13)	$(0.12)	$(0.41)
Diluted earnings (loss) per share	$0.02	$(0.13)	$(0.12)	$(0.41)

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenues	$42,633	$38,934	$38,103	$45,013
Total expenses	39,146	39,585	38,839	39,496

Income before income taxes	3,487	(651)	(736)	5,517
Income tax (benefit) provision	1,442	(347)	(210)	2,080

Net income (loss)	$2,045	$(304)	$(526)	$3,437

Basic earnings (loss) per share	$0.04	$(0.01)	$(0.01)	$0.07
Diluted earnings (loss) per share	$0.04	$(0.01)	$(0.01)	$0.07

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenues	$38,577	$37,134	$38,470	$37,653
Total expenses	36,857	39,819	36,095	37,039

Income before income taxes	1,720	(2,685)	2,375	614
Income tax (benefit) provision	661	(1,066)	717	178

Net income (loss)	$1,059	$(1,619)	$1,658	$436

Basic earnings (loss) per share	$0.02	$(0.03)	$0.03	$0.01
Diluted earnings (loss) per share	$0.02	$(0.03)	$0.03	$0.01

PART II

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by eSpeed’s management, with the participation of eSpeed’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of eSpeed’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933 (“Exchange Act”) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2006, management became aware that certain revenues and expenses related to a portion of the development of related party software covered under the Company’s Joint Service Agreement the (“JSA”) with Cantor required restatement. The Company had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. The Company concluded that some of these paid fees should have been deferred and recognized ratably over the future period which such software will be used to provide services to Cantor. The restatement correction reduced revenue from current periods, thereby creating a deferred revenue liability. The restatement also corrected the amortization expense that was recorded in connection with the determination of the period of benefit provided by the developed software.

As a result of the restatement discussed above, under the direction of the Principal Executive Officer and Principal Financial Officer, management re-evaluated the Company’s disclosure controls and procedures and concluded that, as of December 31, 2006, its disclosure controls and procedures were not effective. A material weakness existed in our internal control over financial reporting with respect to controls over the proper application of generally accepted accounting principles for certain revenues and expenses related to a portion of the development of related party software covered under the JSA.

Management has worked diligently to remediate the material weakness by implementing a new critical accounting policy, recruiting additional qualified staff and expanding existing procedures and controls such as formal communication procedures with appropriate computer software development managers. As such, as of December 31, 2007, the material weakness described above has been remediated.

Based on their evaluation at December 31, 2007, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

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

eSpeed’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

During 2007, eSpeed actively engaged in remediation efforts to address the material weakness in existence at December 31, 2006. These remediation efforts included the implementation of a new critical accounting policy, recruitment of additional qualified staff and expansion of its existing procedures and controls to include formal communication procedures with appropriate computer software development managers.

As such, management has concluded that the material weakness in internal control over financial reporting related to controls over the proper application of generally accepted accounting principles for certain revenues and expenses related to a portion of the development of related party software covered under the JSA has been remediated. Based on this assessment, management believes that, as of December 31, 2007, the company’s internal control over financial reporting was effective.

eSpeed’s independent registered public accounting firm has audited and issued their report on eSpeed’s internal control over financial reporting which appears below.

Changes in Internal Controls

Except as noted above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of eSpeed, Inc.:

We have audited the internal control over financial reporting of eSpeed, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), accompanying consolidated statements of financial condition of eSpeed, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 14, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information as of March 1, 2008 regarding our directors and executive officers.

Name	Age	Title
Howard W. Lutnick	46	Chairman of the Board, Chief Executive Officer, President
Lee M. Amaitis	57	Vice Chairman, Director
Stephen M. Merkel	49	Executive Vice President, General Counsel, Secretary
Frank V. Saracino	41	Chief Accounting Officer
John H. Dalton	66	Director(1)(2)
Catherine P. Koshland	57	Director(1)(2)
Barry R. Sloane	51	Director(1)(2)
Albert M. Weis	79	Director(1)(2)

(1)	Non-employee director
(2)	Member of the Audit and Compensation Committees

Each director shall serve until our next annual meeting of stockholders and each executive officer shall serve at the pleasure of our Board of Directors.

Howard W. Lutnick. Mr. Lutnick has been eSpeed’s Chairman of the Board of Directors and Chief Executive Officer since June 1999 and was eSpeed’s President from September 2001 to May 2004 and became eSpeed’s President again in January 2007. Following the merger, Mr. Lutnick will become the Chairman and Co-Chief Executive Officer of the Combined Company. Mr. Lutnick joined Cantor in 1983 and has served as President and Chief Executive Officer of Cantor since 1992. Mr. Lutnick’s company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Managers of Haverford College, the board of directors of the Fisher Center for Alzheimer Research Foundation at the Rockefeller University, the Executive Committee of the USS Intrepid Museum Foundation’s Board of Trustees and the board of directors of the Solomon Guggenheim Museum Foundation.

Lee M. Amaitis. Mr. Amaitis has been Vice Chairman of eSpeed since May 2004 and a director of eSpeed since September 2001. Following the merger, Mr. Amaitis will become the Co-Chief Executive Officer of the Combined Company. Mr. Amaitis also served as Global Chief Operating Officer of eSpeed from September 2001 to April 2004. Mr. Amaitis has been Vice Chairman of eSpeed International Limited since December 1999 and, since October 1, 2004, Chairman and Chief Executive Officer of BGC Partners. Mr. Amaitis was President and Chief Executive Officer of BGC International (formerly Cantor Fitzgerald International) and Cantor Fitzgerald Europe until December 2006. Prior to joining Cantor, Mr. Amaitis was Managing Partner and Senior Managing Director of Cowen Government Brokers from April 1991 to February 1995 and was Manager MBS and Limited Partner of Cowen & Co. from February 1989 to April 1991.

Stephen M. Merkel. Mr. Merkel has been Executive Vice President, General Counsel and Secretary of eSpeed since September 2001 and was eSpeed’s Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Following the merger, Mr. Merkel will become Executive Vice President, General Counsel and Secretary of the Combined Company. Mr. Merkel was eSpeed’s director from September 2001 until October 2004. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. Mr. Merkel serves as a director and Secretary of the Cantor ExchangeSM. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February

1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was associated with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is on the Freedom board of directors.

Frank V. Saracino. Mr. Saracino was eSpeed’s Interim Chief Accounting Officer from July 2006 to December 2007 and became Chief Accounting Officer in December 2007. He served as eSpeed’s Vice President and Global Controller from September 2004 to July 2006. Following the merger, Mr. Saracino will become Chief Accounting Officer of the Combined Company. Prior to joining us, from 2003 to 2004, Mr. Saracino served as an independent financial consultant. From 1996 to 2002, Mr. Saracino worked for Deutsche Bank Securities, Inc. as an investment banking Vice President focusing on Telecommunications Corporate Finance transactions and as a Vice President and Investment Banking Controller.

John H. Dalton. Mr. Dalton has been eSpeed’s director since February 2002. In January 2005, Mr. Dalton became the President of the Housing Policy Council of the Financial Services Roundtable, a trade association and lobbying organization composed of large financial services companies. Mr. Dalton was President of IPG Photonics Corp., a company that designs, develops and manufactures a range of advanced amplifiers and lasers for the telecom and industrial markets, from September 2000 to December 2004. Mr. Dalton served as Secretary of the United States Navy from July 1993 to November 1998. He also serves on the board of directors of IPG Photonics Corp., NorthStar Financial Services, LLC, a provider of long term savings and retirement products in the United States, and Fresh Del Monte Produce, Inc., a producer and marketer of fresh produce. He also serves on the board of directors of Washington First Bank.

Catherine P. Koshland. Dr. Koshland has been eSpeed’s director since November 7, 2007. Dr. Koshland has been the Vice-Provost of Academic Planning and Facilities at the University of California, Berkeley since April 2004, a Professor of Environmental Health Sciences in the School of Public Health and a Professor in the Energy and Resources Group since 1997 and the Wood-Calvert Professor in Engineering since 1995. She joined the Berkeley faculty in 1984. Dr. Koshland served as Chair and Vice-Chair of the Berkeley Division, Academic Senate from 2002 to 2003 and from 2001 to 2002, respectively. From 1994 to 2006, Dr. Koshland was a director of the Combustion Institute. Since 2001, Dr. Koshland has served as a member of the Integrated Human Exposure Committee of the EPA’s Science Advisory Board. From 1998 to 2002, Dr. Koshland served on the California Air Resources Board Research Screening Committee and currently serves as Associate Director of the University of California, Berkeley Superfund Basic Research Program. Dr. Koshland has been a member of the Board of Managers of Haverford College since 1994, serving as Vice-Chair from 1999 to 2005 and Co-Chair since 2005.

Barry R. Sloane. Mr. Sloane has been eSpeed’s director since September 2006. Mr. Sloane has been Co-President and Co-Chief Executive Officer of Century Bancorp, Inc. since April 2006 and Co-President and Co-Chief Executive Officer of Century Bank since April 2005. From April 2004 to April 2005, Mr. Sloane was Executive Vice President and Co-Chief Operating Officer of Century Bank and its holding company, Century Bancorp, Inc. From October 2001 to March 2004, he was a Managing Director of Steinberg, Priest and Sloane Capital Management, LLC. Mr. Sloane is a Trustee and Chairman of the Finance Committee of the USS Intrepid Museum Foundation, a Trustee and Chairman of the Investment Committee of the Fisher Center for Alzheimer Research Foundation at the Rockefeller University, a Trustee of the Beth Israel Deaconess Medical Center, a Trustee of the Savings Bank Employees Retirement Association, a Trustee of the Wheeler School and a member of the Dean’s Council of the John F. Kennedy School of Government at Harvard University.

Albert M. Weis. Mr. Weis has been eSpeed’s director since October 2002. Mr. Weis has been President of A.M. Weis & Co., Inc., a money management company, since 1976. Mr. Weis was Chairman of the New York Cotton Exchange from 1997 to 1998, 1981 to 1983 and 1977 to 1978. From 1998 to 2000, Mr. Weis was Chairman of the New York Board of Trade. From 1996 to 1999, Mr. Weis was a director and chairman of the Audit Committee of Synetic, Inc., a company that designs and manufactures data storage products, and, from 1999 to 2001, he was a director and chairman of the Audit Committee of Medical Manager Corporation (successor to Synetic, Inc.).

Meetings and Committees of our Board of Directors

Our Board of Directors held 18 meetings during the year ended December 31, 2007. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time.

Our Board of Directors has an Audit Committee. The members of the Audit Committee are currently Messrs. Dalton, Sloane and Weis and Dr. Koshland, all of whom qualify as “independent” in accordance with the published listing requirements of NASDAQ. The members of the Audit Committee also each qualify as “independent” under special standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by our Board of Directors to also meet the qualifications of an “audit committee financial expert” in accordance with the SEC rules. Messrs. Weis and Sloane are independent directors who have been determined to be audit committee financial experts. The Audit Committee operates pursuant to an Audit Committee Charter which is available at http://media.corporate-ir.net/media_files/nsd/espd/reports/audit.pdf or upon written request from eSpeed free of charge.

The Audit Committee selects our independent registered public accounting firm (“our Auditors”), consults with our Auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our Auditors. The Audit Committee held 16 meetings during the year ended December 31, 2007. Mr. Albert M. Weis became Chairman of the Audit Committee in November 2005. Mr. Sloane was appointed to the Audit Committee in September 2006, and Mr. Barry M. Gosin was appointed to the Audit Committee in February 2007. Mr. Gosin resigned from the Audit Committee on October 16, 2007. Dr. Koshland was appointed to the Audit Committee on November 7, 2007.

During 2007, our Audit Committee specifically approved the appointment of Deloitte & Touche LLP (“Deloitte”) to be our Auditors for the year ending December 31, 2008. Deloitte was also approved to perform reviews, pursuant to Statement of Accounting Standards No. 71, of our quarterly financial reports for the year ending December 31, 2008, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve all audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Deloitte, subject to the minimum exception for permitted non-audit services that are approved by the Audit Committee prior to completion of the audit.

The Board of Directors also has a Compensation Committee. The members of the Compensation Committee are currently Messrs. Dalton, Sloane and Weis and Dr. Koshland, all of whom are non-employee directors. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering our Amended and Restated 1999 Long Term Incentive Plan (“Equity Plan”) and our 2003 Incentive Bonus Compensation Plan (“Incentive Plan”). eSpeed does not have a Compensation Committee charter. The Compensation Committee held 17 meetings during the year ended December 31, 2007. On September 27, 2006, Mr. Sloane was appointed to the Compensation Committee, and on February 1, 2007, Mr. Gosin was appointed to the Compensation Committee. Mr. Gosin resigned from the Compensation Committee on October 16, 2007. Dr. Koshland was appointed to the Compensation Committee on November 7, 2007.

During 2007, no director, except for Mr. Amaitis, attended fewer than 75% of the total number of meetings of the Board of Directors and the committees of which he was a member.

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

Mr. Barry R. Sloane was appointed as a member of the Board of Directors on September 27, 2006. In early 2006, Mr. Lutnick and Mr. Dalton discussed the possible nomination of Mr. Sloane as a member of the Board. In June 2006, Mr. Lutnick and Mr. Dalton discussed Mr. Sloane’s qualifications with the other members of the Board of Directors, and Messrs. Weis and Morris agreed to interview him. Following these meetings and discussions with all members of the Board of Directors, the independent directors then recommended to the full eSpeed Board of Directors that Mr. Sloane be appointed to the Board of Directors to fill the vacancy left by Mr. Moran. Mr. Sloane’s appointment was elected by the eSpeed Board of Directors on September 27, 2006.

In October, 2007 Mr. Lutnick discussed with the independent directors the possible nomination of Dr. Koshland as a member of the Board of Directors. In early November 2007, Messrs. Dalton, Sloane and Weis interviewed Dr. Koshland. Following these meetings and discussions with all members of the Board of Directors, the independent directors then recommended to the full Board that Dr. Koshland be appointed to the Board of Directors to fill the vacancy left by Mr. Gosin. Dr. Koshland’s appointment was approved by the Board of Directors on November 7, 2007. Dr. Koshland also joined the Audit Committee and Compensation Committee.

Executive Sessions

In order to comply with NASDAQ rules, the Board of Directors has resolved that it will continue to schedule at least two meetings a year in which the independent directors will meet without the directors who are executive officers of eSpeed.

Annual Meetings

The Board of Directors has not adopted any specific policy with respect to the attendance of directors at eSpeed’s annual meetings of stockholders. At the 2007 annual meeting of stockholders, held on December 13, 2007, all of eSpeed’s directors were in attendance.

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

CODE OF ETHICS AND WHISTLEBLOWER PROCEDURES

eSpeed, Inc. has adopted the eSpeed Code of Business Conduct and Ethics (the “Code of Ethics”), a code of ethics that applies to members of our Board of Directors, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller, other executive officers and our other employees. The Code of Ethics is publicly available on our website at http://www.espeed.com under the heading “Investor Info” or by request upon written request to our Secretary at eSpeed, Inc., 110 East 59th Street, New York, NY 10022. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors or executive officers, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

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

Communications with the Board of Directors

Stockholders may contact any member of the Board of Directors, including to recommend a candidate for director, by addressing their correspondence to the director, c/o eSpeed, Inc., Attention Secretary, 110 E. 59th Street, New York, New York 10022. The Secretary will forward all such correspondence to the named director.

ITEM 11.	EXECUTIVE COMPENSATION

2007 COMPENSATION DISCUSSION AND ANALYSIS

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

We believe that the compensation of our executive officers should reflect their success in attaining key operating objectives, such as growth or maintenance of market position, development of new products and marketplaces, meeting established goals for operating earnings and earnings per share, maintenance and development of customer relationships and long-term competitive advantage. We also believe that executive compensation should reflect achievement of individual goals established for specific executive officers at the beginning of the fiscal year as well as reflect specific achievements by such individuals over the course of the year, such as development of specific products or customer relationships or agreements or executing or integrating acquisitions and strategic arrangements. We believe that the performance of the executives in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not generally be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long term, reflect our operating performance, and ultimately, the management of our company by our executives. We believe that the long-term performance of our stock is reflected in executive compensation through our stock option, restricted stock units and other equity incentive programs.

Overview of Compensation and Process

Executive compensation is composed of the following components: (i) a base salary, which is designed to attract talented employees and contribute to retaining, motivating and rewarding individual performance; (ii) an incentive cash bonus, which is intended to tie financial reward with the achievement of eSpeed’s short-term performance objectives; and (iii) a long-term incentive program, including options and restricted stock units or other equity grants, which is designed to promote the achievement of long-term performance goals and to align the long-term interests of eSpeed’s executive officers with those of eSpeed’s stockholders. From time to time, we have also used employment agreements, including some specified bonus components, and other discretionary bonuses to attract and retain talented employees. Executive officers also receive health and dental insurance, life insurance, and disability coverage consistent with that offered to other employees of eSpeed. Following the merger with BGC Partners, executives are also expected to be offered the opportunity to make contributions to BGC Holdings in exchange for partnership interests or be granted equity-based awards in BGC Holdings under the Participation Plan or otherwise as described below.

The Compensation Committee reviews and recommends to the eSpeed Board of Directors for its approval the salaries and bonuses of eSpeed’s executive officers. In addition, the Compensation Committee approves grants to executive officers and otherwise administers our Equity Plan and Incentive Plan. From time to time, the Compensation Committee has engaged in discussions with a compensation consultant in connection with its compensation decisions. In 2007, Frederic W. Cook & Co., Inc. advised the Compensation Committee.

Base salaries for the following year are generally set for our executive officers at the year-end meetings of our Compensation Committee or in the early part of the next year. At these meetings, our Compensation

Committee also approves the incentive bonuses and any discretionary bonuses for executive officers and grants restricted stock units or stock option awards to our executive officers. At the year-end Compensation Committee meetings, our Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to our executive officers. Such executive officers are not present at the time of these deliberations. Our Chief Executive Officer also makes recommendations with respect to his own compensation, in conjunction with the Chairman of the Compensation Committee. The Compensation Committee deliberates on compensation decisions of all executive officers other than the Chief Executive Officer in the presence of the Chief Executive Officer and separately in executive session, as to all executive officers, including the Chief Executive Officer. The Compensation Committee may accept or adjust such recommendations and makes the sole determination of the compensation of all of our executive officers. Following the merger, these practices are expected to continue with the Co-Chief Executive Officers.

During the first quarter of each fiscal year, it has been the practice of our Compensation Committee to establish incentive performance goals for executive officers, although the practice of the Compensation Committee has been to retain negative discretion to reduce or withhold bonus compensation at the end of the year. All executive officers in office at that time are eligible to participate.

We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentives for our executive officers to focus on long-term strategic goals as well as short-term performance. The amount of each element of compensation is determined by or under the direction of our Compensation Committee, which considers a number of personal factors to determine the amount of salary, bonus and other benefits to pay each executive officer, including the following: performance in light of corporate and individual objectives; performance of general management responsibilities; operating earnings and earnings per share; maintenance and development of customer relationships; long-term competitive advantage; value of individual skills in support of long-term and short-term performance of our objectives; and management, leadership and client relationships and satisfaction. In addition, corporate performance factors are considered in determining compensation policies, including achievement of operating profit; improvement in market position or other financial results or metrics reported by us; strategic business criteria, including goals relating to acquisitions or client relationships; stock price and other matters. The Compensation Committee is aware that certain of our executive officers, including Mr. Lutnick, also receive compensation from our affiliates, including Cantor and BGC Partners, but it generally does not specifically review the amount or nature of such compensation.

Our policy for allocating between currently paid and long-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for eSpeed and its stockholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of bonus compensation to reward superior performance against specific short-term goals or in the discretion of the Compensation Committee. We provide equity compensation to reward superior performance against specific objectives and long-term strategic goals and to assist in retaining executive officers and aligning the interests of eSpeed and its stockholders. Our compensation package for 2007 was weighted approximately 89% in cash compensation and 11% in equity compensation for Mr. Merkel, and less than 10% in equity compensation and 90% in cash compensation for Messrs. Saltzman and Saracino. With respect to Mr. Lutnick, his compensation package for 2007 consisted of 23% in cash compensation and 77% in equity compensation, as determined based on a $4.95 million valuation of Mr. Lutnick’s 2007 options using the Black-Scholes method. As indicated below, Mr. Amaitis did not receive an equity component to his 2007 compensation.

We generally intend that compensation paid to our Chief Executive Officer and our other executive officers not be subject to the limitation on tax deductibility under Section 162(m) of the Code, so long as this can be achieved in a manner consistent with the Compensation Committee’s other objectives. Subject to certain exceptions, Section 162(m) of the Code eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1 million, unless the payments are qualified “performance-based”

compensation as defined in Section 162(m) of the Code. We periodically review the potential consequences of Section 162(m) of the Code and may structure the performance-based portion of executive compensation to comply with certain exemptions in Section 162(m) of the Code. However, the Compensation Committee retains negative discretion to reduce or withhold bonus compensation to our executive officers and also reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) of the Code when it believes that such payments are appropriate, after taking into consideration changing business conditions or the executive officer’s performance.

For 2007, compensation decisions were made with respect to the executive officers of eSpeed, Inc. as a stand alone company and did not include compensation in connection with the future roles of certain executives in the Combined Company after the closing of the proposed merger with BGC Partners. eSpeed executive officer compensation for 2007, however, in some cases as set forth below, may reflect efforts by such officers in connection with the negotiation of the merger. Following the merger, the Compensation Committee of the Combined Company will establish base salary and incentive performance goals for the executive officers of the Combined Company. These base salaries may be equal to or in addition to the base salaries of $1,000,000 each for Messrs. Lutnick, Amaitis, Lynn and Merkel and $550,000 for Mr. West expected to be set forth in letter agreements or employment agreements at the closing of the merger. See “—Proposed Employment Agreements.”

Base Salary Compensation

We believe that the retention of executive officers who have developed the skills and expertise required to lead our organization is vital to our competitive strength. We further believe that attracting other key employees who can supplement the efforts of our existing executives is absolutely critical. To this end, it is our policy to generally establish base pay at levels comparable to competitors or other companies who employ similarly skilled personnel. We determine these levels by reviewing publicly available information with respect to our peer group of companies and others as well as discussions with a compensation consultant engaged by the Compensation Committee in 2007. We have not traditionally engaged in benchmarking. Our executive officers receive base salaries intended to reflect their skills, roles and responsibilities. Subject to any applicable employment agreements, base salaries and subsequent adjustments, if any, will be reviewed and approved by our Compensation Committee annually, based on a review of relevant salaries of executives at our peer group of companies, including CBOT Holdings, Inc., Compagnie Financiere Tradition, Chicago Mercantile Exchange Holdings Inc., GFI Group Inc., International Securities Exchange Inc., ICAP PLC, MarketAxess Holdings Inc. and The NASDAQ Stock Market, Inc. and each executive officer’s performance for the prior year, as well as each executive officer’s experience.

Base Salaries Awarded in 2007

In setting base salaries for fiscal 2007, we considered qualifications, experience and responsibilities of our executive officers. For 2007, we did not make material changes to executive officer base salaries as compared to 2006, except that Mr. Saracino’s base salary was increased to $225,000, and Mr. Saltzman’s base salary was increased to $800,000. With respect to our Chief Executive Officer, we also specifically considered salaries and total compensation packages of executives in our peer group of companies as described above. To date, no adjustments to base salaries for our executive officers have been made for 2008.

Bonus Compensation

We believe that compensation should vary with corporate performance and that a significant portion of compensation should continue to be linked to the achievement of business goals. In 2003, the Compensation Committee, the Board of Directors and our stockholders approved the Incentive Plan, which provides a means for the payment of Section 162(m) of the Code qualified “performance-based” compensation in the form of bonuses to our executive officers while preserving our tax deduction. The Incentive Plan was amended in December 2007 to provide a $10 million annual maximum bonus opportunity for each executive.

Each year, the Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for each performance period. These performance criteria may vary from participant to participant and will be determined by the Compensation Committee and may be based on one or more of the following financial performance measures:

•	pre-tax or after-tax net income;

•	pre-tax or after-tax operating income;

•	gross revenues;

•	profit margin;

•	stock price;

•	cash flows;

•	market share;

•	pre-tax or after-tax earnings per share;

•	pre-tax or after-tax operating earnings per share;

•	expenses;

•	return on equity; or

•

strategic business criteria consisting of one or more objectives based upon meeting revenues, market penetration, geographic business expansion goals, cost targets and goals relating to acquisitions or divestitures.

The actual bonus awarded to any given participant at the end of a performance period is based on the extent to which the applicable performance goals for such performance period are achieved, as determined by the Compensation Committee, and may be paid in cash or in equity interests. In addition, from time to time, the Compensation Committee may provide for guaranteed bonuses in employment agreements in order to attract and retain talented employees or may grant ad hoc discretionary bonuses when an executive officer is not eligible for the Incentive Plan or when it otherwise considers such bonuses to be appropriate.

In the first quarter of 2007, the Compensation Committee determined that the executive officers of eSpeed, including Messrs. Lutnick, Amaitis, Merkel, Saltzman and Saracino would be participating executives for 2007 in our Incentive Plan. The Compensation Committee used the same performance criteria for all executive officers and set 2007 bonus opportunities at a maximum of $10,000,000, which was the maximum annual amount allowed for 2007 for each individual pursuant to the terms of the Incentive Plan, provided that (i) we achieved operating profits for 2007, or (ii) we achieved improvement as compared to 2006 in gross revenue or total transaction volumes reported in our earnings release, in each case calculated on the same basis as our 2006 earnings release. The Compensation Committee did not establish any specific thresholds or measures of improvement required to meet such performance criteria as it believed that the specified goals addressed our existing business objectives at that time. The Compensation Committee, in its sole and absolute discretion, retained the right to reduce the amount of any bonus payment based upon any factors it determined, regardless of whether identified performance objectives had been achieved.

Bonuses Awarded in 2007

In its discretion, our Compensation Committee awarded cash bonuses for 2007 based upon achievement of both identified goals established in the first quarter of 2007. With such corporate performance goals having been met, variations in bonus awards for each executive officer were based further on general performance objectives identified by our Chief Executive Officer, such as performance skills, quality of work product, management and motivation of employees and other general factors relevant to the individual office, as well as participation in certain significant initiatives in 2007. In addition, the Compensation Committee considered several factors in establishing bonus awards for executive officers for 2007, including pay practices of our peer group identified in our annual meeting proxy statement performance graph and otherwise, individual performance level, changes in pre-tax operating earnings per share from the prior year, individual contributions toward achievement of strategic goals and our overall financial and operating results, participation in the negotiation of the proposed merger with BGC Partners and participation in the creation of the ESX futures exchange (“ESX”) with eSpeed and 11 other financial institutions. Specifically, Mr. Saltzman’s bonus was based in part on development of particular customer relationships and his role in establishing the ESX futures exchange. Mr. Saltzman was paid a discretionary bonus of $175,000 in May 2007, which bonus was taken into consideration when paying his additional year-end cash bonus compensation. The Compensation Committee also considered the $350,000 Cantor partnership grant to Mr. Saltzman which was made in 2006. Our Chief Executive Officer’s bonus was determined based on peer group pay practices, performance level, contribution towards achievement of strategic goals, participation in the BGC Partners merger and creation of the ESX futures exchange and overall operating results. In determining Mr. Merkel’s bonus, the Compensation Committee also noted his significant role in the BGC Partners merger transaction. In 2007, incentive bonuses for executive officers ranged from 25% to 60% of the overall cash compensation paid to such executive officers. Mr. Amaitis did not receive a bonus for 2007 in light of his reduced time commitment to eSpeed as compared to BGC Partners.

Incentive Bonus Targets for 2008

In the first quarter of 2008, the Compensation Committee determined that the executive officers of the Combined Company, including Messrs. Lutnick, Amaitis, Lynn, Merkel and West, would be participating executives for 2008 in our Incentive Plan. The Compensation Committee used the same performance criteria for all executive officers and set 2008 bonus opportunities at a maximum of $10,000,000, which was the maximum annual amount allowed for 2008 for each individual pursuant to the terms of the Incentive Plan, provided that (i) the Combined Company achieves operating profits for 2008, or (ii) the Combined Company achieves improvement as compared to 2007 in gross revenue or total transaction volumes reported in its earnings release, in each case calculated on the same basis as the 2007 earnings release. The Compensation Committee did not establish any specific thresholds or measures of improvement required to meet such performance criteria as it believed that the specified goals addressed existing business objectives at that time. The Compensation Committee, in its sole and absolute discretion, retained the right to reduce the amount of any bonus payment based upon any factors it determined, regardless of whether identified performance objectives had been achieved. The merger agreement provides for the provision, upon the request of BGC Partners, of letter agreements setting forth certain annual target cash bonus amounts, however, the target cash bonus component of the incentive bonus compensation targets set by the Compensation Committee could be less than or exceed such annual target cash bonuses, which are described below under “—Proposed Employment Agreements.”

Proposed Employment Agreements

The merger agreement provides that, prior to completion of the merger, upon the request of BGC Partners, eSpeed will provide each of Howard W. Lutnick, Lee M. Amaitis, Shaun D. Lynn, Stephen M. Merkel and Robert K. West with a letter agreement setting forth an annual base salary of $1,000,000 per year (except for Mr. West whose letter shall provide for an annual base salary of $550,000) and annual target cash bonuses of up to the percentages set forth below:

•	400% of annual base salary for Howard W. Lutnick,

•	375% of annual base salary for Lee M. Amaitis,

•	300% of annual base salary for Shaun D. Lynn,

•	100% of annual base salary for Stephen M. Merkel, and

•	100% of annual base salary for Robert K. West.

In addition to the target cash bonuses set forth above, the executive officers will be eligible for additional incentive compensation to be paid in the form of equity, partnership units or otherwise.

This merger agreement provision with respect to Messrs. Amaitis and Lynn is expected to be implemented prior to the merger through employment agreements between BGC Partners and each of Mr. Amaitis and Mr. Lynn, which will be assumed at completion of the merger by the Combined Company. Mr. Amaitis’ employment agreement will have an initial term of three years, which is extendable for two additional one-year terms with the consent of Mr. Amaitis and BGC Partners, or, after the merger, the Combined Company. In accordance with the letter agreement described above, Mr. Amaitis’ employment agreement will provide for a base salary of $1,000,000 per year, subject to annual review and increase by the Compensation Committee, with a target cash bonus for 2008 of 375% of base salary. Mr. Lynn’s employment agreement will have a five-year term. In accordance with the letter agreement described above, Mr. Lynn’s employment agreement will provide for a base salary of $1,000,000 per year, subject to annual review and increase by the Compensation Committee, with a target cash bonus for 2008 of 300% of base salary. The target bonus for Mr. Amaitis and Mr. Lynn will be reviewed annually by the Compensation Committee. Following the merger, Messrs. Lutnick, Merkel and West are expected to be paid by the Combined Company the applicable base salary and target bonus as set forth in the letter agreements to be provided by eSpeed as described above, but not to enter into employment agreements. Upon death, disability or termination in the absence of a change of control, an executive will be paid only accrued salary to the date of death, disability or termination. We currently expect that Mr. Lutnick will spend approximately 50% of his time each year on Combined Company matters, that Mr. Amaitis will spend approximately 90% of his time each year on Combined Company matters and that Mr. Merkel will spend approximately 50% of his time each year on Combined Company matters, although, these percentages may vary depending on business developments at the Combined Company or Cantor or any of their affiliates.

Grants of Options, Restricted Stock Units and Partnership Interests

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

We intend that our Equity Plan and the Participation Plan will be the primary vehicles for offering long-term equity incentives to reward our executive officers, including where the Compensation Committee pays out bonuses under the Incentive Plan in the form of equity interests under the Equity Plan. We also regard our equity award program as a key retention tool. This is a very important factor in our determination of the type of award to grant and the number of underlying shares that are granted in connection with that award. Because of the direct relationship between the value of an option and the market price of our Class A common stock, we believe that granting stock options is one of the best methods of motivating the executive officers to manage our company in a manner that is consistent with the interests of eSpeed and its stockholders. However, because of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to us to retain our executive officers, we realize that it is important that we utilize other forms of equity awards as and when we may deem necessary, and our Compensation Committee retains the right to grant a combination of forms of equity awards to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of equity awards. The Compensation Committee has also granted authority to our Chief Executive Officer to grant options or restricted stock units to the non-executive officers of our company. These options or restricted stock units are generally granted and priced on the same date and terms as the grants to executive officers. This practice is expected to continue after the completion of the merger.

Following the merger, executives are also expected to be offered the opportunity to make contributions to BGC Holdings in exchange for partnership interests or be granted equity-based awards in BGC Holdings under the Participation Plan described below. Investments in partnership interests or grants pursuant to the Participation Plan are intended to attract, retain, motivate and reward executive officers by enabling them to acquire or increase their ownership interests in BGC Holdings. Participation by executive officers and the terms of any grants or investments by such executive officers will be subject to the approval of the Combined Company’s Compensation Committee. The Combined Company’s Compensation Committee will have the discretion to determine the price of the purchase right, which may be set at preferential or historical prices that are less than the prevailing fair market value of Combined Company common stock.

Options and Restricted Stock Units Granted in 2007

We grant equity awards to our executive officers based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain our long term goals. However, there is no set formula for the granting of equity awards to individual executive officers. Our Compensation Committee has taken the view in prior periods, and in 2007, that stock option awards for our Chief Executive Officer will have the long-term effect of maximizing stock price and stockholder value.

In 2007, our Compensation Committee, in consultation with a compensation consultant, granted stock options to our Chief Executive Officer, Mr. Lutnick, and restricted stock units to certain of our executive officers. On December 28, 2007, the Compensation Committee granted Mr. Lutnick a vested option to purchase 1,000,000 shares of Class A common stock at an exercise price of $10.82 per share, the closing price on December 28, 2007. The decision to grant Mr. Lutnick stock options rather than restricted stock units was based on the opinion of the Compensation Committee that such grants would incentivize Mr. Lutnick to generate long-term stockholder value, serve as a long-term retention device and reflect Mr. Lutnick’s role in the proposed merger with BGC Partners and the establishment of the ELX futures platform. In December 2007, we also granted restricted stock units to Messrs. Saltzman, Merkel and Saracino, as we believed that this was a way to reward them for and motivate them toward superior performance tied to retention. No equity award was made to Mr. Amaitis for eSpeed in light of his focus on affiliated business, including BGC Partners. On December 28, 2007, the Compensation Committee also voted to accelerate the vesting of 884,542 restricted stock units and stock options which had been granted in 2006. These equity awards included 771,875 options which had been granted to Mr. Lutnick in 2006. The Compensation Committee voted to approve the acceleration of the vesting of these awards in order to take any resulting compensation expense in 2007 while eSpeed was a stand-alone entity rather than in 2008 after eSpeed was merged with BGC Partners. In addition, the Compensation Committee determined that such acceleration of vesting was advisable since the majority of the accelerated equity awards had been granted to Mr. Lutnick, which the Compensation Committee did not view as a significant retention risk in light of his control of our voting power and substantial investment in our equity. Accordingly, the Compensation Committee also voted to award Mr. Lutnick’s 1,000,000 option grant for 2007 on a fully- vested basis.

In 2007, we granted options to purchase approximately 3.2% of our outstanding Class A common stock on a fully-diluted basis to Mr. Lutnick. No other stock option grants were made during 2007, with the exception of grants of options to purchase 7,085 shares of our Class A common stock to two of our independent directors as part of their annual grant of stock options or restricted stock units. During 2007, we granted restricted stock unit awards to purchase 253,205 shares of our Class A Common Stock (approximately 0.8% of our outstanding Class A common stock on a fully-diluted basis). Of this amount, approximately 7.7% was granted to our executive officers, and the balance was granted to other officers, non-employee directors and employees. Mr. Lutnick received these options as compensation for his performance on behalf of our company, his responsibility for the overall strategy of our company and, in order to further align his interests with stockholders, in lieu of other cash compensation which he might otherwise have been awarded.

In June 2007 and December 2007, our Board of Directors and the Compensation Committee authorized the acceleration of the vesting of substantially all of the outstanding restricted stock units and options in connection with the closing of the merger. In addition our Board of Directors and the Compensation Committee authorized Mr. Lutnick to give assurances to BGC Partners that eSpeed and the Combined Company would grant certain restricted stock units to BGC Partners brokers and back office employees subject to the closing of the merger. In October 2007, the Special Committee agreed that such grants could be made in the form of BGC RSUs or REUs of BGC Holdings. See “—BGC Partners Grants.”

Timing of Grants

Equity awards to our executive officers are typically granted annually in conjunction with the review of the individual performance of our executive officers, although interim grants may be considered and approved from time to time. This review generally takes place at the year-end meetings of the Compensation Committee, which are generally held in a series of meetings in December of each fiscal year. Our policy is to award year-end grants to all employee recipients on the same date and at the same price as grants to our executive officers. Grants, if any, to newly hired employees are effective on the employee’s first day of employment. The exercise price of all stock options is set at the closing price of our Class A common stock on NASDAQ on the date of grant. With respect to restricted stock units, grants are generally made based on a dollar value, and the number of shares is determined using the closing price of our Class A common stock on NASDAQ on the date of grant. From time to time, grants may be made on a mid-year or other basis in the event of business developments, changing compensation or other factors, subject to the approval of the Compensation Committee.

Perquisites

eSpeed generally limits the perquisites that we make available to our executive officers. Our executive officers are provided with few benefits that are not otherwise available to all of our employees. In this regard, it should be noted that we do not generally provide pension arrangements, post-retirement health coverage or similar benefits for our executive officers or employees. While we do not view perquisites as a significant element of our comprehensive compensation structure, we do believe that from time to time they can be useful in attracting, motivating and retaining the executive talent for which we compete, especially for executive officers. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for our executive officers in appropriate circumstances, and we may consider their use in the future. All present or future practices regarding perquisites will be subject to periodic review by our Compensation Committee.

In 2007, we did not provide material perquisites to any of our executive officers. We do offer medical, dental, life insurance and short term disability to all employees on a non-discriminatory basis. Medical insurance premiums are charged to employees at varying levels based on total cash compensation, and all of our executive officers were charged at the maximum contribution level in light of their compensation.

Following the merger, the Combined Company may provide certain perquisites to its executive officers as an element of their overall compensation structure. While perquisites are not expected to be a significant element of the compensation structure, they may be useful in attracting, motivating and retaining the executive talent for which the Combined Company will compete, especially for executives who perform services abroad as expatriates. From time to time these perquisites might include travel, transportation benefits and housing, particularly for executives who travel frequently to the Combined Company’s office locations. These additional benefits are expected to assist executives of the Combined Company in performing their duties and provide time efficiencies. Any practices of the Combined Company in providing perquisites will be subject to periodic review by the Combined Company’s Compensation Committee.

Post-Employment Compensation

Pension Benefits

We do not currently provide pension arrangements or post-retirement health coverage for our executives or employees, although we may consider such benefits in the future.

Retirement Benefits

Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan, which we refer to as the “Deferral Plan.” Pursuant to the Deferral Plan, all eligible employees, including executive officers, are provided with a means of saving for their retirement.

Nonqualified Deferred Compensation

We do not provide any nonqualified defined contribution or other deferred compensation plans, although we may consider such benefits in the future.

Other Post-Employment Payments

All of our executive officers are employees-at-will and as such do not have employment agreements with us, although in connection with the merger, employment agreements and change of control employment agreements are expected to be entered into. See “—Change of Control Employment Agreements” below and “—Proposed Employment Agreements” above. We are also not obligated to provide post-employment health coverage or other benefits to our executive officers, although we would become obligated to provide certain post-employment benefits upon assumption of the change of control employment agreements referred to in the preceding sentence.

Change of Control Employment Agreements

Although we do not currently have change of control employment agreements with any of our executive officers, at the discretion of our Compensation Committee we may choose to enter into such agreements from time to time in the future. In connection with the merger agreement negotiations, BGC Partners proposed that eSpeed agree to an exception to the conduct of business covenant to allow BGC Partners to enter into certain change of control employment agreements prior to the closing of the merger. BGC Partners thought these agreements would attract, retain, motivate and reward the executive officers. BGC Partners and eSpeed agreed that BGC Partners could enter into such agreements as summarized in this paragraph. Specifically, BGC Partners and eSpeed have agreed that, prior to the completion of the merger, BGC Partners may, and is expected to, enter into a change of control employment agreement with each of Messrs. Lutnick, Lynn, Merkel and Amaitis, which will be assumed at completion of the merger by the Combined Company, and which will relate to a change of control of BGC Partners, or, after the merger, the Combined Company, other than the merger contemplated by the merger agreement. The agreements with Messrs. Lutnick, Amaitis and Merkel will provide that, upon a change of control, such executive will have the option to extend his employment for three years after the change of control or to terminate his employment upon the change of control, while the agreement with Mr. Lynn will provide that upon a change of control, the continuing company will have the option to extend the term of his employment for three years after the change of control or to terminate his employment. Each agreement will provide that if (a) the individual’s employment is terminated upon the change of control, such executive will receive two times such executive’s aggregate compensation for the most recent full fiscal year or (b) the individual’s employment is extended, such executive will receive an amount equal to such executive’s aggregate compensation for the most recent full fiscal year, and, in each case, such executive will receive full vesting of all stock options and restricted stock units (unless otherwise provided in the applicable award agreement) and welfare benefit continuation for two years and a pro rata bonus for the year of termination. In addition, these executives will be entitled to a gross-up for any taxes imposed as a result of the application of Section 4999 of the Code. In the event of death or disability, such executive will be paid accrued salary to the date of death or disability.

Potential Payments Upon Change of Control

The following table provides information regarding the estimated amounts payable to the individuals named below upon either termination or continued employment upon a change of control, under the change of control employment agreements, described above, in each case assuming that the letter agreements described below under “—Employment Agreements” were in effect and that the change of control had occurred on December 31, 2007 and using the closing market price of eSpeed Class A common stock as of December 31, 2007, the last trading day prior to December 31, 2007.

Name	Salary ($)	Bonus ($)	Vesting of Equity Compensation ($)	Welfare Benefit Continuation ($)	Gross-Up Payment ($)	Total ($)
Howard W. Lutnick
Termination of Employment	2,000,000	6,000,000	—	35,524	6,181,883	14,217,407
Extension of Employment	1,000,000	3,000,000	—	—	3,090,941	7,090,941
Lee M. Amaitis
Termination of Employment	2,000,000	5,500,000	—	47,640	5,211,864	12,759,504
Extension of Employment	1,000,000	2,750,000	—	—	2,605,932	6,355,932
Shaun D. Lynn
Termination of Employment	2,000,000	4,000,000	—	7,476	4,169,492	10,176,968
Extension of Employment	1,000,000	2,000,000	—	—	2,084,746	5,084,746
Stephen M. Merkel
Termination of Employment	2,000,000	1,000,000	110,784	35,524	2,403,813	5,550,121
Extension of Employment	1,000,000	500,000	110,784	—	1,244,710	2,855,494

Cantor Partnership Grants

With the exception of our Chief Accounting Officer, all of our executive officers are currently partners of Cantor and have a significant portion of their net worth directly invested in Cantor’s business. In addition to personal investments, during 2006, Cantor granted to certain eSpeed employees, including one of our former executive officers, Mr. Saltzman, awards of partnership units in Cantor with a notional value of $950,000. The notional value of Mr. Saltzman’s award, granted on August 7, 2006 was $350,000. No such awards were made in 2007. The awarded Cantor partnership units entitled the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination, provided that the employee has not engaged in any competitive activity with Cantor, eSpeed or any of their affiliates prior to the date each payment is due. These partnership units contain restrictive covenants such as non-competition clauses that provide us with an important retention tool. Mr. Saltzman’s entitlement to such post-termination payments vested in six equal annual installments beginning July 1, 2007, provided that as of each such anniversary date Mr. Saltzman was still employed by our company or one of our affiliates and had not breached this agreement. Mr. Saltzman’s employment terminated on January 23, 2008 and his partnership award was terminated at that time. See “—Paul Saltzman Separation Agreement.” The other awards of partnership units in Cantor were fully vested on date of grant. In connection with the merger, any such grant awards held by an employee who provides services exclusively to BGC will be redeemed for a new interest in BGC Holdings, which will continue to vest according to its original schedule.

The partnership unit awards described in the preceding paragraph are accounted for as liability awards under SFAS No. 123 (revised 2004), Share-Based Payment, which we refer to as “SFAS 123R.” For the awards that are not fully vested at grant date, we recognize non-cash compensation expense for the fair value of the awards as the awards are amortized over the stated vesting periods. For the awards that are fully vested on the date of grant, we recognize non-cash compensation expense at grant date for the fair value of the awards. In addition, the quarterly distributions on such units are included in our compensation expense as a non-cash charge. None of the costs of the various benefits provided under the partnership units in Cantor has been or will be paid by eSpeed; however, eSpeed records a non-cash charge on its income for the amounts that have been or will be paid to the employees by Cantor, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by Cantor.

Our Compensation Committee was not involved in the grants of these partnership unit awards by Cantor. The Compensation Committee was, however, aware of these grants at the time that it made compensation decisions for 2007 and made compensation determinations in light of all factors, including achievement of specified performance goals.

BGC Partners Grants

Following the merger, as part of the discretionary compensation paid to executive officers and other key employees, the Combined Company’s Compensation Committee may from time to time authorize the issuance of BGC Holdings grant units, which would be subject to the accounting rules set forth in SFAS 123R.

Prior to the separation, Cantor intends to grant to Mr. Amaitis and Mr. Lynn, respectively, 1,100,000 and 200,000 BGC Partner founding partner units. Cantor expects to agree that these units (along with another 400,000 units owned by Mr. Lynn) will be immediately exchangeable by Messrs. Amaitis and Lynn into Combined Company Class A Common stock on a one-to-one basis (subject to customary anti-dilution adjustments), with one-third of the shares received by either of them upon exchange becoming saleable on each of the first, second and third anniversaries of the completion of the merger, subject to applicable law. These grants are intended to incentivize Messrs. Amaitis and Lynn and will be made in addition to any compensation which may be granted to Messrs. Amaitis and Lynn pursuant to the proposed employment letter agreements described above or pursuant to the Incentive Plan for 2008.

For a description of the interests that eSpeed’s executive officers will have in BGC Holdings following the merger, please see “Item 13. Certain Relationships Interests and Related Transactions, and Director Independence.”

Prior to the merger, in the third quarter of 2007, BGC and certain of its subsidiaries entered into agreements with certain of their employees pursuant to which the employees agreed to exchange an aggregate of approximately $7,915,312 of their compensation earned in 2007 for the delivery in 2008 of 990,652 BGC RSUs, which would be issued upon the closing of the merger. These BGC RSUs vest in 50% increments on August 31, 2008 and 2009. In the fourth quarter of 2007, certain employees of BGC and other persons who provide services to BGC were informed that they could expect to receive an aggregate of 276,204 REU interests in lieu of a portion of their discretionary bonus for 2007 having an aggregate estimated value of $2,817,279 and 148,543 REU interests to be considered as part of their total 2008 compensation having an aggregate estimated value of $1,515,143, in each case to be delivered in 2008 and issued upon the closing of the merger. The right to receive payment upon redemption of these REU interests will vest in one-third increments on December 14, 2008, 2009 and 2010. The REU interests will only be exchangeable for Combined Company Class A common stock in accordance with terms and conditions of the grant of such REU interests, which terms and conditions will be determined in the sole discretion of the BGC Holdings general partner which, after the merger, will be the Combined Company, in accordance with the terms of the BGC Holdings limited partnership agreement. In addition, in the fourth quarter of 2007, certain employees of BGC and other persons who provide services to BGC were informed that they could expect to receive an aggregate of 182,591 BGC RSUs in lieu of a portion of their discretionary bonus for 2007 having an aggregate estimated value of $1,862,425 and 1,038,181 BGC RSUs to be considered as part of their total 2008 compensation having an aggregate estimated value of $10,589,451, in each case to be delivered in 2008 and issued upon the closing of the merger. BGC RSUs vest in one-third increments on December 14, 2008, 2009 and 2010. Generally, REUs were issued to persons who were expected to be founding partners and partners in BGC Partners and BGC RSUs were issued to persons who were employees of eSpeed and back office employees of BGC Partners or Cantor who had been providing services to BGC Partners. Aggregate estimated values in each case are determined based on the eSpeed stock price on the date of each award.

In addition, in the fourth quarter of 2007, certain executive officers of BGC were informed that they could expect to receive an aggregate of 593,990 REU interests (267,865 for Howard W. Lutnick, 133,932 for Lee Amaitis, 133,932 for Shaun Lynn, 38,171 for Stephen M. Merkel and 20,090 for Robert K. West) for delivery in 2008, which would be issued upon the closing of the merger. These REU interests have an aggregate estimated value of $6,652,500 ($3,000,000 for Howard W. Lutnick, $1,500,000 for Lee Amaitis, $1,500,000 for Shaun Lynn, 427,500 for Stephen M. Merkel and $225,000 for Robert K. West). The REUs will only be exchangeable for Combined Company Class A common stock in accordance with terms and conditions of the grant of such REU interests, which terms and conditions will be determined by the BGC Holdings general partner which, after the merger, will be the Combined Company, with the written consent of the BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement. The right to receive payment upon redemption of these REU interests for Messrs. Lutnick, Amaitis and Lynn was immediately vested on December 31, 2007. The right to receive payment upon redemption of these REUs for Messrs. West and Merkel will vest in one-third increments in December 2008, 2009 and 2010. Aggregate estimated values in each case are determined based on the eSpeed stock price on the date of each award.

In addition, BGC Holdings is authorized to issue certain additional REU interests or BGC Partners may issue BGC RSUs in connection with acquisitions and the hiring of new employees prior to the merger. These issuances would be in addition to the 133,860,000 shares of Combined Company common stock and rights to acquire common stock to be issued in the merger and be dilutive to all stockholders. In both cases, upon closing of the merger, the shares ultimately issuable pursuant to the REUs (if exchangeable) and the BGC RSUs will be shares of Combined Company Class A common stock issued pursuant to the BGC Partners Long Term Incentive Plan or similar plan. BGC Holdings has recently entered into an acquisition agreement in connection with which it has agreed to issue $5 million of REUs upon the closing of the merger.

Impact of Accounting Changes on Compensation Policy

Our management and our Compensation Committee recognize that eSpeed has been, and, following the merger, the Combined Company will be subject to certain SFAS 123R and other accounting charges with respect to its executive officers and other employees; however, our management and our Compensation Committee do not believe that these accounting charges should be taken into account in the determination of appropriate levels and types of compensation to be made available, even though certain of these accounting charges, both cash and non-cash, will be disclosed in the compensation tables and narratives because they do provide various payments and rights to executive officers that are covered by those tables.

Paul Saltzman Separation Agreement

On January 23, 2008, Paul Saltzman resigned as our Chief Operating Officer. In connection with his resignation, Mr. Saltzman entered into an employment separation agreement in which (i) he agreed to provide consulting services to us over a three-year period for total cash compensation of $2.1 million provided he complies with certain affirmative and restrictive covenants; (ii) Mr. Saltzman’s 7,239 restricted stock units issued in December 2007 will be immediately vested; (iii) his December 2004 option to purchase 150,000 shares of our Class A common stock at an exercise price of $11.47 per share will be extended to expire on the termination date of his consulting period; and (iv) Mr. Saltzman will receive an additional restricted stock unit grant having a value of $100,000 on the third anniversary of his termination date in the event that he has complied with all of his obligations under the foregoing agreement.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the eSpeed Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Barry R. Sloane, Chairman
John H. Dalton
Catherine P. Koshland
Albert M. Weis

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards/ Cantor Partnership Units ($)(1)	(f) Option Awards ($)(2)	(g) Non-Equity Incentive Plan Compensation ($)(3)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compens- ation ($)	(j) Total ($)
Howard W. Lutnick, Chairman of the Board, Chief Executive Officer and President	2007 2006	1,000,000 1,000,000	— —	— —	9,822,186 146,793	500,000 500,000	— —	— 3,000	11,322,186 1,649,793

Frank V. Saracino, Chief Accounting Officer (Principal Financial Officer)(4)	2007 2006	225,000 160,000	— 140,000	10,348 278	— —	75,000 —	— —	— —	310,348 300,278

Lee M. Amaitis, Vice Chairman	2007 2006	250,000 250,000	— —	— —	— —	— —	— —	— —	250,000 250,000

Stephen M. Merkel, Executive Vice President, General Counsel and Secretary	2007 2006	600,000 600,000	— —	51,436 1,389	— —	200,000 150,000	— —	— 3,000	851,436 754,389

Paul Saltzman, Chief Operating Officer(5)	2007 2006	800,000 747,917	— 200,000	48,890 20,446	— —	850,000 355,000	— —	— —	1,698,890 1,323,363

(1)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 and 2006, respectively, in accordance with SFAS 123R, of restricted stock unit awards pursuant to the Equity Plan and thus may include amounts from awards granted in and prior to 2007 and 2006, respectively. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For more information used in the calculations of these amounts, see footnote 14 to eSpeed’s audited financial statements for the year ended December 31, 2007, included in this Annual Report on Form 10-K . These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.
(2)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 and 2006, respectively, in accordance with SFAS 123R, of awards pursuant to the Equity Plan and thus may include amounts from awards granted in and prior to 2007 and 2006, respectively. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For more information used in the calculations of these amounts, see footnote 14 to eSpeed’s audited financial statements for the year ended December 31, 2007, included in this Annual Report on Form 10-K. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.
(3)	The amounts in column (g) reflect the cash awards to the named executive officers under the Incentive Plan, which is discussed in further detail under the heading “—Compensation Discussion and Analysis—Bonus Compensation.”
(4)	Mr. Saracino was appointed to Chief Accounting Officer on December 13, 2007.
(5)	Mr. Saltzman resigned from the Company on January 23, 2008.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers with respect to the year ended December 31, 2007:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)
Howard W. Lutnick	12/28/07 —	— —	— —	— 10,000,000	— —	— —	— —	— —	1,000,000 —	10.82 —	4,947,200 —
Frank V. Saracino	12/14/07	—	—	—	—	—	—	2,451	—	—	25,000
Lee M. Amaitis	—	—	—	10,000,000	—	—	—	—	—	—	—
Stephen M. Merkel	12/14/07 —	— —	— —	— 10,000,000	— —	— —	— —	9,804 —	—	— —	100,000 —
Paul Saltzman	12/20/07 —	— —	— —	— —	— —	— —	— —	7,239 —	— —	— —	75,000 —

(1)	The amounts shown in column (e) reflect the maximum payment under our Incentive Plan. During 2007, there were no specific minimum and target levels under our Incentive Plan. The $10,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2007, and members of our Compensation Committee retain negative discretion to award less than this amount even if the performance criteria are met. Actual amounts paid for 2007 are set forth in column (g) of the Summary Compensation Table.
(2)	The amounts shown in column (i) reflect the number of restricted stock units granted to each named executive officer pursuant to our Equity Plan.
(3)	More information used in the calculations of these amounts is included in footnote 13 to eSpeed’s audited financial statements for the year ended December 31, 2007 in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options and restricted stock units that had not vested for each of the named executive officers as of December 31, 2007:

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)(2)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	2,000,000	—	—	22.00	12/10/2009	—	—	—	—
	625,000	—	—	16.88	11/28/2010	—	—	—	—
	1,500,000	—	—	5.10	10/19/2011	—	—	—	—
	1,000,000	—	—	14.39	12/9/2012	—	—	—	—
	1,000,000	—	—	21.42	12/9/2013	—	—	—	—
	1,000,000	—	—	13.00	12/20/2014	—	—	—	—
	250,000	—	—	8.42	8/22/2016	—	—	—	—
	800,000	—	—	8.80	12/15/2016	—	—	—	—
	1,000,000	—	—	10.82	12/28/2017	—	—	—	—
Frank V. Saracino	7,500	—	—	11.47	12/20/2014	—	—	—	—
	—	—	—	—	—	2,451	27,696	—	—
Lee M. Amaitis	325,000	—	—	22.00	12/9/2009	—	—	—	—
	50,000	—	—	15.13	11/24/2010	—	—	—	—
	118,750	—	—	5.10	10/19/2011	—	—	—	—
	150,000	—	—	14.39	12/9/2012	—	—	—	—
	200,000	—	—	21.42	12/9/2013	—	—	—	—
	250,000	—	—	11.47	12/20/2014	—	—	—	—
Stephen M. Merkel	100,000	—	—	22.00	12/10/2009	—	—	—	—
	100,000	—	—	16.88	11/28/2010	—	—	—	—
	110,000	—	—	5.10	10/19/2011	—	—	—	—
	100,000	—	—	14.39	12/9/2012	—	—	—	—
	100,000	—	—	21.42	12/9/2013	—	—	—	—
	100,000	—	—	11.47	12/20/2014	—	—	—	—
	—	—	—	—	—	9,804	110,785	—	—
Paul Saltzman	200,000	—	—	17.67	4/29/2014	—	—	—	—
	150,000	—	—	11.47	12/20/2014	—	—	—	—
	—	—	—	—	—	7,239	81,801	—	—

(1)	All options listed above are fully vested.
(2)	All restricted stock units listed above vest annually from the date of grant over a three-year period, with 33% vesting on the first anniversary date except that the vesting of Mr. Saltzman’s restricted stock units was accelerated in connection with his employment separation agreement dated as of January 23, 2008.

Option Exercises and Stock Vested; Pension Benefits and Nonqualified Deferred Compensation

Mr. Lee Amaitis exercised 118,750 options on December 31, 2007, which were beneficially owned on behalf of his former wife and held on her behalf pursuant to a domestic relations order. Other than Mr. Amaitis, none of our named executive officers exercised any stock options in 2007. Restricted stock units of 8,331 vested and restricted stock units of 4,167 were accelerated for our named executive officers during 2007. Additionally, none of our named executive officers received any retirement pension benefits or nonqualified deferred compensation from eSpeed during the 2007 fiscal year.

Employment Agreements

We entered into an employment agreement with Kevin Foley, our former President, dated April 23, 2004, which we refer to as the “Foley Agreement.” The Foley Agreement provided for Mr. Foley to serve us as our President for a term beginning on May 3, 2004 and ending on December 31, 2006. The Foley Agreement provided for an annual base salary of $900,000. In addition, it provided for a bonus payment (i) in 2004 of between $600,000 and $900,000 and (ii) in each of 2005 and 2006 of at least $600,000, subject in each such year to our achievement of certain operating earnings milestones. The Foley Agreement also provided that Mr. Foley would receive options to purchase 500,000 shares of our Class A common stock in accordance with the terms of our Equity Plan. These options were granted to Mr. Foley on May 3, 2004 at an exercise price of $17.43 per share and vested in equal installments every quarter for four years after the date of grant, provided that all such options would have become fully vested and exercisable upon the death of Mr. Foley while employed. On December 20, 2004, our Board of Directors accelerated the vesting of the remaining unvested stock options. These options were out-of-the-money at the time of vesting. The Foley Agreement expired on December 31, 2006, and Mr. Foley became President and Chief Executive Officer of Aqua, a new equities venture being launched by eSpeed and Cantor.

We entered into an employment agreement with Paul Saltzman, our Chief Operating Officer, dated April 29, 2004, which we refer to as the “Saltzman Agreement.” The Saltzman Agreement provided for Mr. Saltzman to serve us in such capacity for a term beginning on May 24, 2004 and ending on December 31, 2006. The Saltzman Agreement provided for a signing bonus of $50,000, an annual base salary of $500,000 and a guaranteed bonus payment of $300,000 in each of 2004, 2005 and 2006. The Saltzman Agreement also provided that Mr. Saltzman would receive options to purchase 200,000 shares of our Class A common stock in accordance with the terms of our Equity Plan. These options were granted to Mr. Saltzman on April 29, 2004 at an exercise price of $17.67 per share and vested in equal installments every quarter for four years after the date of grant, provided that all such options would have become fully vested and exercisable upon the death of Mr. Saltzman while employed. On December 20, 2004, our Board of Directors accelerated the vesting of the remaining unvested stock options. These options were out-of-the-money at the time of vesting. On March 15, 2006, we amended the Saltzman Agreement. The amendment provided for an annual base salary of $800,000 and an annual bonus of $200,000 in 2006. The amended Saltzman Agreement expired on December 31, 2006.

The merger agreement provides that, prior to completion of the merger, upon the request of BGC Partners, eSpeed will provide each of Howard W. Lutnick, Lee M. Amaitis, Shaun D. Lynn, Stephen M. Merkel and Robert K. West with a letter agreement setting forth an annual base salary of $1,000,000 per year (except for Mr. West whose letter shall provide for an annual base salary of $550,000) and annual cash target bonuses of up to the percentages set forth below:

•	400% of annual base salary for Howard W. Lutnick,

•	375% of annual base salary for Lee M. Amaitis,

•	300% of annual base salary for Shaun D. Lynn,

•	100% of annual base salary for Stephen M. Merkel, and

•	100% of annual base salary for Robert K. West.

In addition to the target cash bonuses set forth above, the executive officers will be eligible for additional incentive compensation to be paid in the form of equity, partnership units or otherwise.

This merger agreement provision with respect to Messrs. Amaitis and Lynn is expected to be implemented prior to the merger through employment agreements between BGC Partners and each of Mr. Amaitis and Mr. Lynn, which will be assumed at completion of the merger by the Combined Company. Mr. Amaitis’ employment agreement will have an initial term of three years, which is extendable for two additional one-year terms with the consent of Mr. Amaitis and BGC Partners, or, after the merger, the Combined Company. In accordance with the letter agreement described above, Mr. Amaitis’ employment agreement will provide for a base salary of $1,000,000 per year, subject to annual review and increase by the Compensation Committee, with a target bonus for 2007 of 275% of base salary. Mr. Lynn’s employment agreement will have a five-year term. In accordance with the letter agreement described above, Mr. Lynn’s employment agreement will provide for a base salary of $1,000,000 per year, subject to annual review and increase by the Compensation Committee, with a target bonus for 2008 of 200% of base salary. The target bonus for Mr. Amaitis and Mr. Lynn will be reviewed annually by the Compensation Committee. Following the merger, Messrs. Lutnick, Merkel and West are expected to be paid by the Combined Company the applicable base salary and target bonus as set forth in the letter agreements to be provided by eSpeed as described above, but not to enter into employment agreements. Upon death, disability or termination in the absence of a change of control, an executive will be paid only accrued salary to the date of death, disability or termination. These bonuses are in addition to any bonuses in connection with the merger which may be received by any of these executive officers.

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as directors. Under our current policy, we pay to each non-employee director an annual compensation of $25,000. We also pay $2,000 for each meeting of our Board of Directors and $1,000 for each meeting of a committee of our Board of Directors actually attended, whether in person or by telephone. Under our policy, none of our non-employee directors is paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board of Directors or committees of our Board of Directors.

In addition to the cash compensation described above, under our current policy, upon the appointment or initial election of an non-employee director, at the option of such non-employee director, we issue to each non-employee director either (i) restricted stock units equal to the value of shares of our Class A common stock that could be purchased for $70,000 at the closing price of such Class A common stock on the trading date of the appointment or initial election of a non-employee director (rounded down to the next whole share) or (ii) options having an equivalent value, based on a Black-Scholes formula, of shares of our Class A common stock that could be purchased for $70,000 at the closing price of such Class A common stock on the trading date of such meeting (rounded down to the next whole share). The restricted stock units issued upon the appointment or initial election of a non-employee director vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. The options granted upon the appointment or initial election of an non-employee director vest equally on each of the first two anniversaries of the grant date, provided that the optionee is still a non-employee director of our Board of Directors at the opening of business on such date.

We also grant to each non-employee director on an annual basis, in consideration for services provided, at the option of such non-employee director, either (i) restricted stock units equal to the value of shares of our Class A common stock that could be purchased for $35,000 at the closing price of such Class A common stock on the date of such meeting (rounded down to the next whole share) or (ii) options having an equivalent value, based on a Black-Scholes formula, of shares of our Class A common stock that could be purchased for $35,000 at the closing price of such Class A common stock on the trading date of such meeting (rounded down to the next whole share). The restricted stock units granted on an annual basis vest on the first anniversary of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. The options granted on an annual basis vest on the first anniversary of the grant date, provided that the optionee is still a non-employee director of our Board of Directors at the opening of business on such date.

The restricted stock units and options described above are granted pursuant to our Equity Plan. Such restricted stock units and options are subject to the terms and conditions of the Equity Plan under which they are awarded and the execution and delivery of agreements with each recipient. Each option has a term of 10 years, and the exercise price for each option is equal to the closing price for the Class A common stock on the date of grant, as reported on the NASDAQ Global Market.

Director Compensation for the Year Ended December 31, 2007

The table below summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2007:

(a) Name(1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings	(g) All Other Compensation ($)	(h) Total ($)
Albert M. Weis, Director	185,000	—	47,528	—	—	—	232,528
John H. Dalton, Director	177,000	—	47,528	—	—	—	224,528
Barry R. Sloane, Director	197,000	59,788	—	—	—	—	256,788
Catherine P. Koshland, Director(4)	12,250	70,000	—				82,250
Barry Gosin(5) Former Director	156,750	—	—	—	—	—	156,750

(1)	Howard Lutnick, eSpeed’s Chairman of the Board, Chief Executive Officer and President, and Lee Amaitis, eSpeed’s Vice Chairman, are not included in this table as they are employees of our company and thus received no compensation for their services as directors. The compensation received by Messrs. Lutnick and Amaitis as employees of our company is shown in the Summary Compensation Table.
2)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with SFAS 123R, and thus may include amounts from awards granted in and prior to 2007. In 2007, the fair value of the stock awards granted to each director was as follows: Albert M. Weis: none; John H. Dalton: none; Barry R. Sloane: $35,000; Catherine P. Koshland: $105,000; and Barry Gosin: $70,000. More information used in the calculation of these amounts is included in footnote 13 to eSpeed’s audited financial statements for the year ended December 31, 2007 in this Annual Report on Form 10-K. As of December 31, 2007, each director had the following number of restricted stock units outstanding: Albert M. Weis: none; John H. Dalton: none; Barry R. Sloane: 3,421; Catherine P. Koshland: 3,421 and Barry Gosin: none.
(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with SFAS 123R, and thus includes amounts from options granted in and prior to 2007. In 2007, the fair value of the awards granted to each director was as follows: Albert M. Weis: $35,000; John H. Dalton: $35,000; Barry R. Sloane: none; Catherine P. Koshland; none and Barry Gosin: none. More information used in the calculation of these amounts is included in footnote 13 to eSpeed’s audited financial statements for the year ended December 31, 2007 in this Annual Report on Form 10-K. As of December 31, 2007, each director had the following number of options outstanding: Albert M. Weis: 74,619; John H. Dalton: 84,619; Barry R. Sloane none; Catherine P. Koshland: none and Barry Gosin: none.
(4)	Ms. Koshland was initially appointed as a director on November 7, 2007.
(5)	Mr. Gosin was initially appointed as a director on February 7, 2007 and resigned as a director on November 7, 2007.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors currently consists of Messrs. Dalton, Sloane and Weis and Dr. Koshland. All of the members of our Compensation Committee are non-employee directors and are not former officers. During 2007, none of our executive officers served as a member of the Board of Directors or on the Compensation Committee of a corporation where any of its executive officers served on our Compensation Committee or on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT BEFORE AND AFTER THE MERGER

By Management. The following table sets forth certain information, as of February 29, 2008, with respect to the beneficial ownership of our common equity by: (i) each of our current directors and the Combined Company’s directors after the merger; (ii) each of our current executive officers and the Combined Company’s executive officers after the merger; and (iii) all current and future executive officers and directors and nominees as a group. Each person listed below can be reached at our headquarters located at 110 East 59th Street, New York, New York 10022. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of Class A common stock for purposes of this table.

	Pre-Merger Beneficial Ownership(1)							Post-Merger Beneficial Ownership
	Class A common stock				Class B common stock			Class A common stock				Class B common stock
Name	Shares		%		Shares		%	Shares		%		Shares		%
Howard W. Lutnick	31,351,848	(2)	52.3	%(3)	19,497,800	(4)	100%	53,320,819	(15)	65.1	%(16)	19,497,900	(17)	100%
Lee M. Amaitis	1,197,262	(5)	3.7	%(6)	—		—	2,552,970	(18)	4.6	%(19)	—		—
Shaun D. Lynn†	192,188	(7)	*		—		—	1,263,634	(20)	2.3	%(21)	—		—
Stephen M. Merkel	631,460	(8)	2.0	%(9)	—		—	631,460	(22)	1.2	%(23)	—		—
Frank V. Saracino††	8,636	(10)	*		—		—	8,636		*		—		—
Robert K. West†	—		—		—		—	—		—		—		—
John H. Dalton	79,734	(11)	*		—		—	79,734		*		—		—
Albert M. Weis	85,034	(12)	*		—		—	85,034		*		—		—
Barry R. Sloane	—		—		—		—	—		—		—		—
Catherine P. Koshland	6,591	(13)	*		—		—	6,591		*		—		—
All current and future directors and nominees and executive officers as a group (10 persons)	33,552,753		54.1	%(14)	19,497,800		100%	57,948,878		67.0	%(24)	19,497,900		100%

*	Less than 1%
†	Will serve as an executive officer beginning with the consummation of the merger.
††	Mr. Saracino will serve in a capacity that is not deemed an “executive officer” position after the merger.
(1)	Based upon information supplied by directors, nominees and executive officers, and filings under Sections 13 and 16(a) of the Exchange Act.
(2)	Consists of (1) 9,175,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, (2) 1,170,580 shares of Class A common stock held by Cantor, (3) 19,449,055 shares of Class B common stock held by Cantor, (4) 388,812 shares of Class A common stock held by CFGM, (5) 48,745 shares of Class B common stock held by CFGM, (6) 940,673 shares of Class A common stock held directly by Mr. Lutnick, (7) 3,394 shares of Class A common stock held in Mr. Lutnick’s 401(k) account and (8) 175,589 shares of Class A common stock held by a trust for the benefit of descendants of Mr. Lutnick, of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees. CFGM is the managing general partner of Cantor, and Mr. Lutnick is the President and sole stockholder of CFGM. Cantor has pledged to eSpeed, pursuant to a Pledge Agreement, dated as of July 26, 2007, such number of shares of eSpeed Class A and Class B common stock as equals 125% of the principal amount of the loan amount outstanding on any given date, as security for loans eSpeed has agreed to make to Cantor from time to time in the amount of up to $100,000,000. Based on the closing price of $11.61 per share of eSpeed Class A common stock on February 29, 2008, and the entire available loan amount being outstanding, this pledge would cover 10,766,581 shares.
(3)	Percentage based on (1) 31,310,489 shares of Class A common stock outstanding on February 29, 2008, (2) 19,497,800 shares of Class A common stock acquirable upon conversion of 19,497,800 shares of Class B common stock and (3) 9,175,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008.
(4)	Consists of (1) 19,449,055 shares of Class B common stock held by Cantor and (2) 48,745 shares of Class B common stock held by CFGM. Cantor has pledged to eSpeed, pursuant to a Pledge Agreement, dated as of July 26, 2007, such number of shares of eSpeed Class A and Class B common stock as equals 125% of the principal amount of the loan amount outstanding on any given date, as security for loans eSpeed has agreed to make to Cantor from time to time in the amount of up to $100,000,000. Based on the closing price of $11.61 per share of eSpeed Class A common stock on February 29, 2008 and the entire available loan amount being outstanding, this pledge would cover 10,766,581 shares.

(5)	Consists of (1) 1,093,750 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008 and (2) 103,512 shares of Class A common stock held directly by Mr. Amaitis.
(6)	Percentage based on (1) 31,310,489 shares of Class A common stock outstanding on February 29, 2008, and (2) 1,093,750 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008.
(7)	Consists of 192,188 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008.
(8)	Consists of (1) 610,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, (2) 15,688 shares of Class A common stock held directly by Mr. Merkel, (3) 3,522 shares of Class A common stock held in Mr. Merkel’s 401(k) account and (4) 2,250 shares of Class A common stock beneficially owned by Mr. Merkel’s spouse.
(9)	Percentage based on (1) 31,310,489 shares of Class A common stock outstanding on February 29, 2008, and (2) 610,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008.
(10)	Consists of 7,500 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, and 1,136 shares of Class A common stock held directly by Mr. Saracino.
(11)	Consists of (1) 77,534 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, and (2) 2,200 shares of Class A common stock held directly by Mr. Dalton.
(12)	Consists of (1) 67,534 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, (2) 10,500 shares of Class A common stock held directly by Mr. Weis and (3) 7,000 shares of Class A common stock, of which 1,000 shares are beneficially owned by Mr. Weis’ spouse, 3,000 shares are held in trust for Mr. Weis’ children and 3,000 shares are beneficially owned by Mr. Weis’ children.
(13)	Consists of 6,591 shares of Class A common stock held directly by Ms. Koshland.
(14)	Percentage based on (1) 31,310,489 shares of Class A common stock outstanding on February 29, 2008, (2) 19,497,800 shares of Class A common stock acquirable upon conversion of 19,497,800 shares of Class B common stock outstanding on February 29, 2008 and (3) 11,223,506 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008.
(15)	Consists of (1) 9,175,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, and on the effective date of the merger, (2) 23,139,551 shares of Class A common stock held by Cantor, (3) 19,449,155 shares of Class B common stock held by Cantor, (4) 388,812 shares of Class A common stock held by CFGM, (5) 48,745 shares of Class B common stock held by CFGM, (6) 940,673 shares of Class A common stock held directly by Mr. Lutnick, (7) 3,394 shares of Class A common stock held in Mr. Lutnick’s 401(k) account and (8) 175,589 shares of Class A common stock held by a trust for the benefit of descendants of Mr. Lutnick, of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees. CFGM is the managing general partner of Cantor, and Mr. Lutnick is the President and sole stockholder of CFGM. Cantor has pledged to eSpeed, pursuant to a Pledge Agreement, dated as of July 26, 2007, such number of shares of eSpeed Class A and Class B common stock as equals 125% of the principal amount of the loan amount outstanding on any given date, as security for loans eSpeed has agreed to make to Cantor from time to time in the amount of up to $100,000,000. Based on the closing price of $11.61 per share of eSpeed Class A common stock on February 29, 2008, and the entire available loan amount being outstanding, this pledge would cover 10,766,581 shares.
(16)	Percentage based on (1) 31,310,489 shares of Class A common stock outstanding on February 29, 2008, (2) 21,968,971 shares of Class A common stock on the effective date of the merger, (3) 19,497,900 shares of Class A common stock acquirable upon conversion of 19,497,900 shares of Class B common stock outstanding on February 29, 2008, and (4) 9,175,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008.
(17)	Consists of (1) 19,449,155 shares of Class B common stock held by Cantor and (2) 48,745 shares of Class B common stock held by CFGM on the effective date of the merger. Cantor has pledged to eSpeed, pursuant to a Pledge Agreement, dated as of July 26, 2007, such number of shares of eSpeed Class A and Class B common stock as equals 125% of the principal amount of the loan amount outstanding on any given date, as security for loans eSpeed has agreed to make to Cantor from time to time in the amount of up to $100,000,000. Based on the closing price of $11.61 per share of eSpeed Class A common stock on February 29, 2008, and the entire available loan amount being outstanding, this pledge would cover 10,766,581 shares.
(18)	Consists of (1) 1,093,750 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, (2) 103,512 shares of Class A common stock and (3) 1,355,708 of BGC Holdings founding partnership interests immediately exchangeable into Class A common stock on a one-for-one basis upon consummation of the merger. The amount excludes 1,022,832 BGC Holdings founding partner interests, which will not be exchangeable as of the closing of the merger and 255,708 distribution rights held by Mr. Amaitis.
(19)	Percentage based on (1) 31,310,489 shares of Class A common stock outstanding on February 29, 2008, (2) 1,093,750 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, (3) 1,355,708 of BGC Holdings founding partner interests immediately exchangeable into Class A common stock on a one-for-one basis and (4) an additional 21,968,971 shares of Class A common stock outstanding on the effective date of the merger.

(20)	Consists of (1) 192,188 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, and (2) 1,071,446 of BGC Holdings founding partner interests immediately exchangeable into Class A common stock on a one-for-one basis upon consummation of the merger. The amount excludes 1,485,785 BGC Holdings founding partner interests held by Mr. Lynn, which will not be exchangeable as of the closing of the merger.
(21)	Percentage based on (1) 31,310,489 shares of Class A common stock outstanding on February 29, 2008, (2) 192,188 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, (3) 1,071,446 BGC Holdings founding partner interests immediately exchangeable into Class A common stock on a one-for-one basis and (4) an additional 21,968,971 shares of Class A common stock outstanding on the effective date of the merger.
(22)	Consists of (1) 610,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, (2) 15,688 shares of Class A common stock held directly by Mr. Merkel, (3) 3,522 shares of Class A common stock held in Mr. Merkel’s 401(k) account and (4) 2,250 shares of Class A common stock beneficially owned by Mr. Merkel’s spouse. The amount excludes 224,173 distribution rights held by Mr. Merkel.
(23)	Percentage based on (1) 31,310,489 shares of Class A common stock outstanding on February 29, 2008, (2) 610,000 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, and (3) an additional 21,968,971 shares of Class A common stock outstanding on the effective date of the merger.
(24)	Percentage based on (1) 31,310,489 shares of Class A common stock outstanding on February 29, 2008, (2) an additional 21,968,971 shares of Class A common stock outstanding on the effective date of the merger, (3) 19,497,900 shares of Class A common stock acquirable upon conversion of 19,497,900 shares of Class B common stock outstanding on February 29, 2008, (4) 11,223,506 shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, and (5) 2,427,154 BGC Holdings founding partner interests immediately exchangeable into Class A shares of common stock on a one-for-one basis.

By Others. The following table sets forth certain information, as of February 29, 2008, with respect to the beneficial ownership of our common equity by each person or entity known to us to beneficially own more than 5% of a class of our common equity, other than our directors, nominees and executive officers. Unless indicated otherwise, the address of each entity listed is 110 East 59th Street, New York, New York 10022, and each entity listed has sole voting and investment power over the shares beneficially owned. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal amount of number of shares of Class A common stock for purposes of this table.

	Pre-Merger Beneficial Ownership								Post-Merger Beneficial Ownership
	Class A common stock				Class B common stock				Class A common stock				Class B common stock
Name	Shares		%		Shares		%		Shares		%		Shares		%
Cantor Fitzgerald, L.P.(16)	20,619,635	(1)	40.6	(2)	19,449,055		99.8	(3)	42,588,706	(9)	58.5	(10)	19,449,155	(17)	99.8	(11)
CF Group Management, Inc.(16)	21,057,192	(4)	41.4	(5)	19,497,800	(6)	100.0	(3)	43,026,263	(12)	59.1	(13)	19,497,900	(14)	100.0	(11)
Downtown Associates, L.L.C.	4,253,891	(7)	13.6	(8)	—		—		4,253,891		8.0	(15)	—		—

(1)	Consists of (1) 1,170,580 shares of Class A common stock and (2) 19,449,055 shares of Class B common stock.
(2)	Percentage based on 31,310,489 shares of Class A common stock outstanding on February 29, 2008 and 19,497,800 shares of Class A common stock acquirable upon conversion of 19,497,800 shares of Class B common stock.
(3)	Percentage based on 19,497,800 shares of Class B common stock outstanding on February 29, 2008.
(4)	Consists of (1) 388,812 shares of Class A common stock held by CFGM, (2) 48,745 shares of Class B common stock held by CFGM, (3) 1,170,580 shares of Class A common stock held by Cantor and (4) 19,449,055 shares of Class B common stock held by Cantor. CFGM is the managing general partner of Cantor.
(5)	Percentage based on 31,310,489 shares of Class A common stock outstanding on February 29, 2008 and 19,497,800 shares of Class A common stock acquirable upon conversion of 19,497,800 shares of Class B common stock.
(6)	Consists of (1) 48,745 shares of Class B common stock held by CFGM and (2) 19,449,055 shares of Class B common stock held by Cantor. CFGM is the managing general partner of Cantor.
(7)

As set forth in Schedule 13G/A reporting changes in beneficial ownership as of December 31, 2007 filed on February 13, 2008. According to the Schedule 13G/A, the shares of Class A common stock are held by Downtown Associates I, L.P., Downtown Associates II, L.P., Downtown Associates III, L.P. and Downtown Associates V, L.P., which we collectively refer to as the “Downtown Funds.” The general partner of the Downtown Funds is Downtown Associates, L.L.C., which we refer to as the “General Partner.” Mr. Juvonen, as the managing member of the General Partner, has sole power to vote and direct the disposition of all shares of our Class A common stock held by the Downtown Funds. The business address of Mr. Juvonen, the

General Partner and the Downtown Funds is c/o Downtown Associates, L.L.C., 674 Unionville Road, Suite 105, Kennett Square, Pennsylvania 19348.
(8)	Percentage based on 31,310,489 shares of Class A common stock outstanding on February 29, 2008.
(9)	Consists of (1) 1,170,580 shares of Class A common stock, (2) 21,968,971 shares of Class A common stock on the effective date of the merger and (3) 19,449,155 shares of Class B common stock on the effective date of the merger. Excludes (1) approximately 60 million shares of Class A common stock into which BGC Holdings exchangeable limited partnership interests that will be held by Cantor after the merger will be exchangeable on a one-for-one basis (subject to customary anti-dilution adjustments), one year after the merger and (2) 20,000,000 shares of Class A common stock into which BGC Holdings exchangeable limited partnership interests that will be held by Cantor after the merger will be exchangeable on a one-for-one basis (subject to customary anti-dilution adjustments), upon the earlier of one year after the merger or a broad-based public offering including all shares of Combined Company Class A common stock received upon such exchange, underwritten by a nationally recognized investment bank, in each case provided Cantor does not exchange such interests into Class B common stock.
(10)	Percentage based on (1) 31,310,489 shares of Class A common stock outstanding on February 29, 2008, (2) an additional 21,968,971 shares of Class A common stock outstanding on the effective date of the merger and (3) 19,497,900 shares of Class A common stock acquirable upon conversion of 19,497,900 shares of Class B common stock outstanding on February 29, 2008.
(11)	Percentage based on 19,497,900 shares of Class B common stock outstanding on the effective date of the merger.
(12)	Consists of (1) 388,812 shares of Class A common stock held by CFGM, (2) 48,745 shares of Class B common stock held by CFGM, (3) 23,139,551 shares of Class A common stock held by Cantor and (4) 19,449,155 shares of Class B common stock held by Cantor on the effective date of the merger. CFGM is the managing general partner of Cantor.
(13)	Percentage based on (1) 31,310,489 shares of Class A common stock outstanding on February 29, 2008, (2) an additional 21,968,971 shares of Class A common stock outstanding on the effective date of the merger and (3) 19,497,900 shares of Class A common stock acquirable upon conversion of 19,497,900 shares of Class B common stock outstanding on February 29, 2008.
(14)	Consists of (1) 48,745 shares of Class B common stock held by CFGM and (2) 19,449,155 shares of Class B common stock held by Cantor on the effective date of the merger. CFGM is the managing general partner of Cantor.
(15)	Percentage based on (1) 31,310,489 shares of Class A common stock outstanding on February 29, 2008, and (2) an additional 21,968,971 shares of Class A common stock outstanding on the effective date of the merger.
(16)	Cantor has pledged to eSpeed, pursuant to a Pledge Agreement, dated as of July 26, 2007, such number of shares of eSpeed Class A and Class B common stock as equals 125% of the principal amount of the loan amount outstanding on any given date, as security for loans eSpeed has agreed to make to Cantor from time to time in the amount of up to $100,000,000. Based on the closing price of $11.61 per share of eSpeed Class A common stock on February 29, 2008, and the entire available loan amount being outstanding, this pledge would cover 10,766,581 shares.
(17)	Excludes (1) approximately 60 million shares of Class B common stock into which BGC Holdings exchangeable limited partnership interests that will be held by Cantor after the merger will be exchangeable, or upon Cantor’s election, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti- dilution adjustments), commencing one year after the merger and (2) 20,000,000 shares of Class B common stock into which BGC Holdings exchangeable limited partnership interests that will be held by Cantor after the merger will be exchangeable, or upon Cantor’s election, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments), after the one-year anniversary of completion of the merger or earlier in connection with a registered public offering of Combined Company common stock underwritten by a nationally recognized investment bank.

Equity Compensation Plan Information as of December 31, 2007

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Plan (approved by security holders)	15,832,016	14.58	2,667,984
Equity compensation plans not approved by security holders	—	—	—

Total	15,832,016	14.58	2,667,984

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Proposed Merger

On May 29, 2007, eSpeed announced that it had entered into the merger agreement pursuant to which eSpeed will acquire BGC Partners through a merger of BGC Partners with and into eSpeed. In connection with the proposed merger, the Company filed the Merger Proxy Statement and related materials, with the SEC for the special meeting of stockholders to vote on the proposed merger on February 11, 2008. The Company and its directors and executive officers may be deemed to be participants in the solicitation of proxies from the Company’s stockholders in connection with the proposed merger. Certain information regarding the participants and their interests in the solicitation is set forth in the Merger Proxy Statement

In the proposed merger, BGC Partners will merge with and into eSpeed, and eSpeed will be the surviving corporation (the “Combined Company”), which will be renamed “BGC Partners, Inc.” eSpeed stockholders will continue to hold the same number and class of shares of Combined Company common stock as they did in eSpeed immediately prior to the merger. Following the completion of the merger, it is expected that the Combined Company Class A common stock will trade on the NASDAQ Global Market under the symbol “BGCP.” For further information regarding the proposed merger, you are referred to the Merger Proxy Statement.

Structure of the Proposed Merger

To acquire BGC Partners, which will hold the BGC businesses being separated from Cantor in what we refer to as the “separation”, the Company has agreed to issue in the merger an aggregate of 133,860,000 shares of Combined Company common stock and rights to acquire shares of Combined Company common stock. Of these shares and rights to acquire shares, it is expected that 56,000,000 will be in the form of Combined Company Class B common stock or rights to acquire Combined Company Class B common stock, and the remaining 77,860,000 will be in the form of Combined Company Class A common stock or rights to acquire Combined Company Class A common stock.

After the merger, the combined businesses of the Company and BGC Partners will be held in two operating subsidiaries: (1) BGC U.S., which will hold the U.S. businesses, and (2) BGC Global, which will hold the non-U.S. businesses. The stockholders of the Company as of immediately prior to the merger will hold their interests in BGC U.S. and BGC Global after the merger through Combined Company common stock. Cantor, which is currently the sole stockholder of BGC Partners, will hold its interests in BGC U.S. and BGC Global through a combination of Combined Company common stock and interests in BGC Holdings. In addition, prior to the merger, Cantor will provide a portion of its interest in BGC Holdings to partners of Cantor who provide services primarily or exclusively to BGC U.S., BGC Global and their respective subsidiaries (the “founding partners”). As a result of the merger:

•

the stockholders of the Company as of immediately prior to the merger (including Cantor) will own equity interests representing approximately 28.0% of the economics of BGC U.S. and BGC Global after the merger as a result of their ownership of eSpeed common stock prior to the merger; and

•

the equity owners of BGC Partners and its subsidiaries as of immediately prior to the merger (including Cantor and its founding partners) will own equity interests representing approximately 72% of the economics of BGC U.S. and BGC Global after the merger as a result of their ownership of BGC Partners and its subsidiaries prior to the merger.

In addition, concurrently with the merger, and, in the future, as part of its compensation process, BGC Holdings intends to issue certain restricted equity units and BGC Partners intends to issue certain restricted stock units to certain employees of BGC Partners and other persons who provide services to BGC Partners. In addition, BGC Holdings is authorized to issue additional restricted equity interests or BGC restricted stock units in connection with acquisitions and the hiring of new employees prior to the merger. These issuances would be in addition to the 133,860,000 shares of Combined Company common stock and rights to acquire Combined Company common stock to be issued in the merger and be dilutive to both holders of BGC Holdings partnership interests and holders of Combined Company capital stock. After the merger, the equity interests in BGC U.S. and BGC Global will be held by the Combined Company and by BGC Holdings. Immediately after the merger, the Combined Company will hold approximately 39.8% of the equity in BGC U.S. and BGC Global, and BGC Holdings will hold approximately 60.2% of the equity in BGC U.S. and BGC Global.

The merger agreement and the transactions contemplated thereby, including the merger and the issuance of shares of Combined Company common stock and rights to acquire Combined Company common stock as consideration in the merger, have been approved unanimously by the eSpeed Board of Directors, upon a unanimous recommendation by a special committee of the eSpeed Board of Directors consisting exclusively of eSpeed’s independent directors (the “Special Committee”).

Interests of Directors, Executive Officers and Certain Beneficial Owners in the Proposed Merger

The current directors and executive officers of eSpeed, the future directors and executive officers of the Combined Company and certain beneficial owners of eSpeed common stock may have interests in the merger that are different from, or in addition to, yours and the interests of the current directors and executive officers of eSpeed, the future directors and officers of the Combined Company and certain beneficial owners of eSpeed common stock may conflict with the interests of the unaffiliated eSpeed stockholders, including the following:

•

The merger agreement provides that, prior to completion of the merger, upon the request of BGC Partners, eSpeed will provide each of Howard W. Lutnick, Lee M. Amaitis, Shaun D. Lynn, Stephen M. Merkel and Robert K. West with a letter agreement setting forth an annual base salary of $1,000,000 per year (except for Mr. West whose letter shall provide for an annual base salary of $550,000) and annual cash target bonuses of up to the percentages set forth below:

•	400% of annual base salary for Mr. Lutnick;

•	375% of annual base salary for Mr. Amaitis;

•	300% of annual base salary for Mr. Lynn;

•	100% of annual base salary for Mr. Merkel; and

•	100% of annual base salary for Mr. West.

In addition to the target cash bonuses set forth above, the executive officers will be eligible for incentive compensation to be paid in the form of equity, partnership units or otherwise.

•

The merger agreement provision described in the preceding bullet point with respect to Messrs. Amaitis and Lynn is expected to be implemented prior to the merger through employment agreements between BGC Partners and each of Messrs. Amaitis and Lynn, which agreements will be assumed at completion of the merger by the Combined Company, with base salary and bonus provisions consistent with the letter agreements described above.

•

BGC Partners and eSpeed have agreed that, prior to the completion of the merger, BGC Partners may enter into (which it is expected to do) change of control employment agreements with each of Messrs. Lutnick, Lynn, Merkel and Amaitis, which agreements will be assumed at completion of the merger by the Combined Company, and will relate to a change of control of BGC Partners, or, after the merger, the Combined Company, other than the merger contemplated by the merger agreement.

•

Prior to the completion of the merger, Cantor will redeem all of the Cantor limited partnership interests held by founding partners in exchange for (1) a portion of the BGC Holdings limited partnership interests that Cantor will receive in the separation, and (2) rights to receive from Cantor, over time, shares of Combined Company Class A common stock, which we refer to as the “distribution rights.”

•

In connection with the separation, Cantor will receive BGC Holdings limited partnership interests. After the first anniversary of the completion of the merger, the BGC Holdings limited partnership interests held by Cantor will be exchangeable with the Combined Company for Combined Company Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Combined Company Class B common stock, Combined Company Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Cantor will, however, be able to exchange up to 20 million of its BGC Holdings limited partnership interests prior to the first anniversary of the completion of the merger for shares of Combined Company Class A common stock in connection with a broad-based public offering including all the shares of Combined Company Class A common stock received upon such exchange, underwritten by a nationally recognized investment banking firm.

•

Cantor intends to provide all founding partners with the right to immediately exchange 20% of their BGC Holdings founding partner interests for restricted shares of Combined Company Class A common stock, on a one-for-one basis (subject to customary anti-dilution adjustments), with one-third of the shares received by a founding partner upon exchange becoming saleable on each of the first, second and third anniversaries of the completion of the merger, subject to applicable law. Cantor has also agreed to provide certain additional exchange rights to Messrs. Amaitis and Lynn. From time to time, Cantor may provide founding partners with the right to exchange their remaining BGC Holdings founding partner interests for Combined Company Class A common stock, on a one-for-one basis (subject to customary anti-dilution adjustments), on terms and conditions to be determined by Cantor, provided that the terms and conditions of such exchange cannot in any way diminish or adversely affect the rights of the Combined Company or its subsidiaries (it being understood that an obligation by the Combined Company to deliver shares of Combined Company Class A common stock upon exchange will not be deemed to diminish or adversely affect the rights of the Combined Company or its subsidiaries).

•

In connection with the separation and prior to the merger, Messrs. Amaitis, Lynn and Merkel as well as two other individuals who are employed by one or more of our affiliates, will use some of the proceeds that they receive in respect of the redemption of their Cantor limited partnership interests to repay certain loans made or guaranteed by Cantor.

•

Concurrently with the merger, BGC Holdings expects to issue certain restricted equity interests (which we refer to as “REUs”) to certain employees of BGC Partners and other persons who provide services to BGC Partners. REUs may also be issued in connection with acquisitions or the hiring of new employees. In addition, BGC Partners will issue to certain employees and other persons who provide services to BGC Partners certain BGC Partners restricted stock units, which we refer to as “BGC RSUs.”

•

Upon the termination of employment or bankruptcy of a founding partner, or upon mutual agreement of Cantor and the general partner of BGC Holdings, BGC Holdings will redeem any BGC Holdings founding partner interests held by such founding partner (to the extent they have not become exchangeable). However, in such circumstances, Cantor has a right of first refusal to acquire such founding partner interests. Any BGC Holdings founding partner interests acquired by Cantor, while not exchangeable in the hands of the founding partner absent a determination by Cantor to the contrary (as Cantor is expected to do from time to time as described above), will be exchangeable by Cantor, generally commencing one year after the completion of the merger, for shares of Combined Company Class B common stock, or at Cantor’s election, shares of Combined Company Class A common stock, in each case, on a one-for-one basis (subject to customary anti-dilution adjustments) on the same basis as the Cantor interests and will be designated as BGC Holdings exchangeable limited partnership interests when acquired by Cantor. In addition, Cantor will have a right of first refusal with respect to any BGC Holdings working partner interests and REU interests (in each case that have not become exchangeable), that (A) are called for redemption upon termination of employment or bankruptcy of a working partner or termination of employment or bankruptcy of a restricted equity partner or (B) are called for redemption by BGC Holdings, in each case if BGC Holdings elects to transfer the right to purchase such interest to a BGC Holdings partner rather than redeem such interest itself.

Review, Approval and Ratification of Transactions with Related Persons

The general policy of eSpeed and its Audit Committee is that all material transactions with a related party, including transactions with Cantor and, prior to the completion of the merger, BGC Partners or its affiliates, the relationship between eSpeed and Cantor and, prior to the completion of the merger, BGC Partners and its affiliates pursuant to the Joint Services Agreement, as amended and restated, which we refer to as the “JSA,” the existing administrative services agreement and other agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, are subject to prior review and approval by eSpeed’s Audit Committee which shall determine whether such transactions or proposals are fair and reasonable to eSpeed stockholders. In general, potential related-party transactions are identified by eSpeed’s management and discussed with the Audit Committee at Audit Committee meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, are provided to the Audit Committee with respect to each issue under consideration and decisions are made by the Audit Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Audit Committee requests further information and from time to time requests guidance or confirmation from internal or external counsel or auditors.

From and after the closing date of the merger until six months after Cantor ceases to hold 5% of the Combined Company’s voting power, transactions or arrangements between the Combined Company and Cantor will be subject to prior approval by a majority of the Combined Company Board of Directors that the Combined Company has found to qualify as “independent” in accordance with the published listing requirements of NASDAQ. See “—Potential Conflicts of Interest and Competition Between eSpeed, the Combined Company and Cantor.”

Independence of Directors

The eSpeed Board of Directors has determined that each of Messrs. Sloane, Dalton and Weis and Dr. Koshland qualifies as an “independent director” in accordance with the published listing requirements of NASDAQ. The eSpeed Board of Directors does not expect the transactions contemplated by the merger agreement to change such determination. The NASDAQ independence definition consists of a series of objective tests, one of which is that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by NASDAQ rules, the eSpeed Board of Directors has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of the eSpeed board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our board reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

The Formation Transactions

Concurrently with eSpeed’s initial public offering in December 1999, Cantor contributed to eSpeed certain of its assets. These assets primarily consisted of the proprietary software, network distribution systems, technologies and related contractual rights that comprise the eSpeed®system. In exchange for these assets, eSpeed issued to Cantor 43,999,900 shares of its Class B common stock, representing approximately 98% of the voting power of eSpeed capital stock outstanding at the time. Cantor converted 3,350,000 of these shares into the shares of eSpeed Class A common stock which it sold in eSpeed’s initial public offering in December 1999.

eSpeed entered into the agreements described below in connection with the formation transactions and to help define the terms of its relationship with Cantor after the formation of eSpeed. Certain of the agreements, as described below, will be terminated upon completion of the merger. In an effort to mitigate conflicts of interest between eSpeed and Cantor, eSpeed and Cantor agreed that none of these agreements could be amended without the approval of a majority of eSpeed’s disinterested directors.

Joint Services Agreement

Under the JSA, as well as under services agreements with Freedom, which we refer to as the “Freedom services agreements,” and CO2e, eSpeed owns and operates the electronic trading systems and is responsible for providing electronic brokerage services, and Cantor and BGC Partners, Freedom and CO2e provide voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. Pursuant to the terms of the merger agreement, the JSA and the CO2e services agreement will terminate upon the completion of the merger. A description of the revenue sharing arrangements under these agreements that are, and, with respect to the JSA and CO2e services agreements, until completion of the merger and the concurrent termination of these agreements, will be in effect is set forth below.

Revenue Sharing Arrangements

During the period prior to the completion of the merger, under the JSA, as well as under the CO2e services agreement and the Freedom services agreements, eSpeed owns and operates the electronic trading systems and is responsible for providing electronic brokerage services, and BGC Partners, Freedom and CO2e provide voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions in U.S. Treasuries, eSpeed receives 65% of the transaction revenues and Cantor, BGC Partners or Freedom receives 35% of the transaction revenues. Beginning on July 1, 2006, the 65%/35% revenue share between eSpeed and Freedom is paid on net transaction revenues, which are calculated after deductions of all electronic business-related broker commission payments (up to a 45% broker payout). With respect to other fully electronic transactions, the following provisions are applicable:

With respect to foreign exchange transactions, the 65%/35% revenue share between eSpeed and Cantor is paid after the payment of any revenue share amount to certain participants on the foreign exchange market, which we refer to as the “foreign exchange” or “forex” market platform, and after payment of fees relating to clearance, settlement and fulfillment services provided by Cantor. Such clearing and settlement fees are shared 65%/35% in the event that the average cost of such services exceeds the average costs associated with clearing and settling cash transactions in U.S. Treasuries.

eSpeed agreed to divide revenues with Cantor with respect to European Government Bonds, which we refer to as “EGBs,” traded electronically as follows: (i) the first $1.5 million of gross revenues from EGBs traded electronically shall be shared 65% to eSpeed and 35% to Cantor, (ii) from July 1, 2005 through June 30, 2009, net revenues for EGBs derived from gross revenues in excess of $1.5 million is shared 50% to eSpeed and 50% to Cantor and (iii) after June 30, 2009, net revenues from EGBs derived from gross revenues in excess of $1.5 million is then shared 65% to eSpeed and 35% to Cantor. Net revenues are calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses are not to exceed 50% of EGB electronic revenues.

eSpeed agreed to divide revenues between it and Cantor with respect to all products other than benchmark U.S. Treasury securities, spot foreign exchange or EGBs which become electronically traded in the future (or until earlier termination upon completion of the merger) as follows: eSpeed receives no less than 50% of the net revenues for such products for a period of four years from the date a customer enters an order on the eSpeed system for such products, or four years from the date of the amendment in the case of products which are currently voice-assisted for BGC Partners customers. At the end of such four-year period, the revenue share reverts to a payment to eSpeed of 65% of the net revenues for such products. Net revenues are calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses are not to exceed 50% of such electronic revenues.

With respect to the equity order routing business conducted for Cantor, eSpeed and Cantor each have traditionally received 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. In addition, any eSpeed equity order routing business that was not conducted for Cantor was treated as a fully electronic transaction, in which we would receive 65% of the revenues of any such business and Cantor would receive 35% of such revenues.

CO2e shares with eSpeed 50% of the fully electronic revenues. With respect to (i) certain network access facilities services agreements and (ii) other circumstances in which Cantor refers network access facility services business to eSpeed, 60% of net revenues from such business would be paid to Cantor and 40% of such revenues would be paid to eSpeed. This revenue sharing arrangement is made after deduction of all sales commissions, marketing, helpdesk, clearing and direct third-party costs, including circuits and maintenance. With respect to private labeling of the eSpeed system to Cantor parties, the net revenues between eSpeed and Cantor with respect to such privately labeled businesses is shared 50% to eSpeed and 50% to Cantor for a period of four years from the date such customer begins trading. Thereafter, net revenues are shared 65% to eSpeed and 35% to Cantor. Net revenues are calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses are not to exceed 50% of such electronic revenues.

eSpeed is authorized to pay directly to BGC Partners brokers up to 10% of gross revenues on increased electronic trading on the eSpeed system by customers of such brokers in certain products. These payments are intended to provide incentive to voice brokers to encourage additional electronic trading on the eSpeed system by their customers and are solely in the discretion of our management.

In addition, BGC Partners is authorized to pay directly to eSpeed sales personnel or to eSpeed or its affiliates discretionary payments of commissions generated by eSpeed sales personnel. These payments are intended to provide incentive to eSpeed sales personnel to encourage additional voice brokered and hybrid trading.

Effective October 1, 2005, eSpeed amended its arrangement with Cantor with respect to Cantor’s gaming businesses to allow the Cantor parties to provide their own gaming development services. With that, former eSpeed technical personnel who had been primarily engaged in providing gaming development services for Cantor’s gaming businesses were hired directly by Cantor. Consequently, the payment provisions in the JSA were amended to provide eSpeed a 12.5% share of the gaming transaction revenues. In exchange for such revenue share, eSpeed will provide to Cantor all Gaming-related Ancillary IT services (as defined in the JSA) consistent with the ancillary information technology services as are currently provided by eSpeed, and all reasonable replacement ancillary information technology. Further, Cantor will reimburse eSpeed for 100% of all direct costs expended by eSpeed for additional items requested by Cantor, in writing, which are solely dedicated to Cantor’s gaming business. eSpeed will also provide to Cantor access to its business and property, including property, technology, software and hardware in order to engage in development with respect to Cantor’s gaming business.

In December 2005, eSpeed entered into an agreement with BGC Partners to provide the technology and support for the first integrated voice and electronic U.S. dollar repo trading platform for the primary dealer community. eSpeed and BGC Partners split gross revenues generated by the new platform 50%/50% after a deduction of total broker compensation associated with the extra commission paid to BGC Partners brokers up to a cap of 50% of gross revenues.

In July 2006, eSpeed and Cantor entered into an agreement whereby eSpeed provides its Ecco products to Cantor free of charge until December 31, 2007 and eSpeed provides to Cantor new features and customized development work that it requests in writing with respect to our Ecco product and Cantor will pay eSpeed for the cost of the development of those new features. Additionally, eSpeed is authorized to enter into an agreement with Cantor to provide a commission for third-party sales by a Cantor or BGC Partners salesperson equal to the equivalent amount that would be paid if the salesperson was a salesperson of eSpeed.

In general, for voice-assisted brokerage transactions, eSpeed receives 7% of the transaction revenues, in the case of BGC Partners transactions, and 35% of the transaction revenues, in the case of Freedom transactions. For CO2e, eSpeed receives 20% of the transaction revenues. For screen-assisted open outcry brokerage transactions, eSpeed receives 2.5% of the transaction revenues in the case of BGC Partners transactions, and for CO2e, eSpeed receives 20% of the transaction revenues. In addition, until completion of the merger, BGC Partners is authorized to pay commissions to eSpeed sales personnel which complete voice assisted transactions or to an eSpeed entity for the benefit of such persons.

Under various services agreements, eSpeed has agreed to provide Cantor, BGC Partners, Freedom and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, we charge Cantor, BGC Partners and Freedom the actual direct and indirect costs, including overhead, of providing such services and receive payment on a monthly basis. These services are provided to CO2e and to Cantor with respect to its gaming business at no additional cost other than the revenue sharing arrangement set forth above. Also, in connection with Cantor’s gaming business, we have agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its written request in exchange for payment by Cantor of all of the direct costs for such items.

Under the terms of the JSA, we have agreed with Cantor to certain arrangements, including commission structures, pursuant to which Cantor and its affiliates participate in certain eSpeed marketplaces by posting quotations for their accounts and by acting as principal on trades. Such activity is intended, among other things, to assist these parties in managing their proprietary positions, and to facilitate transactions, add liquidity, increase commissions and attract additional order flow to the eSpeed system and revenues to both eSpeed and Cantor and its affiliates.

Under the existing administrative services agreement (which is described below under “—Existing Administrative Services Agreements”), Cantor provides various administrative services to eSpeed, including accounting, tax, legal, human resources and facilities management. eSpeed is required to reimburse Cantor for the cost of providing such services. The costs represent the direct and indirect costs of providing such services and are determined based upon the time incurred by the individual performing such services. The administrative services agreement renews automatically for successive one-year terms unless cancelled upon six months’ prior notice by either eSpeed or Cantor. eSpeed incurred administrative fees for such services during the years ended December 31, 2007, 2006 and 2005 totaling $13.8, $12.6 million and $13.9 million respectively. Cantor is also authorized to provide these administrative services to Aqua. The services provided under both the JSA and the existing administrative services agreement are related party services because Cantor controls eSpeed. As a result, the amounts charged for services under these agreements may be higher or lower than amounts that would be charged by third parties if eSpeed did not obtain such services from Cantor. In the merger, the existing administrative services agreement will be terminated and the Combined Company will assume the rights and obligations of BGC Partners under two services agreements, one with Tower Bridge and one with Cantor, which BGC Partners will enter into at or prior to the merger, and which are described in “New Administrative Services Agreements.”

Aqua

On May 30, 2007, FINRA approved the partial ownership change and name change of Aqua (formerly known as eSpeed Securities, Inc.) Pursuant to such approval, eSpeed and Cantor entered into an agreement whereby eSpeed is entitled to a 49% interest in Aqua, and Cantor is entitled to a 51% interest in Aqua. Aqua is also authorized to receive clearing and administrative services from Cantor and technology infrastructure services from eSpeed. Aqua is authorized to pay sales commissions to brokers of Cantor, BGC Partners or other brokers who participate in the sales process. The agreement between Aqua, Cantor and eSpeed will remain in place after the merger as an obligation of the Combined Company. On October 2, 2007, FINRA provided approval for Aqua to operate as an Alternative Trading System and to provide Direct Market Access for institutional block equity buyside and sellside firms.

Software Solutions Services

eSpeed provides to Cantor, BGC Partners, Freedom and CO2e, Software Solutions services, including (1) systems administration; (2) internal network support; (3) support and procurement for desktops of end-user equipment; (4) operations and disaster recovery services; (5) voice and data communications; (6) support and development of systems for clearance, settlement and other fulfillment services; (7) systems support for brokers; (8) electronic applications systems and network support and development; and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, eSpeed charges Cantor, BGC Partners and Freedom the actual direct and indirect costs, including overhead, that we incur in performing these services. These services are provided to CO2e and to Cantor with respect to its gaming business at no additional cost other than the revenue sharing arrangement set forth above. With respect to Cantor’s gaming business, eSpeed has agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its request in exchange for payment by Cantor of all of the direct costs for such items. In connection with the merger, these arrangements with BGC Partners and CO2e will terminate.

Intellectual Property

Cantor has granted eSpeed a license covering Cantor’s patents and patent applications that relate to the eSpeed system. The license is perpetual, irrevocable, worldwide and royalty free and is exclusive, except in the event that (1) eSpeed is unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elects not to require eSpeed to do so, or eSpeed is unable to provide such services, or (2) eSpeed does not exercise its right of first refusal to provide to Cantor electronic brokerage services with respect to a marketplace, in which event, Cantor will have a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. Cantor will cooperate with eSpeed, at its expense, in any attempt by eSpeed to prevent any third-party infringement of eSpeed’s patent rights under the license. Cantor has also granted to eSpeed a non-exclusive, perpetual, irrevocable, worldwide, royalty-free right and license to use the servicemarks “Cantor Exchange®,” “Interactive Matching® ,” “MOLESM” and “CX®.”

At the completion of the merger, the above mentioned licenses will be terminated. Pursuant to the separation agreement, Cantor will grant to BGC Partners a license in intellectual property that the Combined Company will assume in the merger. In addition, all intellectual property primarily related to the BGC businesses will be transferred to BGC Partners pursuant to the separation agreement.

Pursuant to the merger agreement, the Combined Company will provide Cantor with a perpetual, royalty-free license to use the software, technology and intellectual property, with certain exceptions, that Cantor owned and contributed to BGC Partners in the separation or that Cantor has a right to use, or the Combined Company uses on Cantor’s behalf, under the JSA, and enhancements and upgrades will be provided free of charge for one year following the completion of the merger.

Non-Competition and Market Opportunity Provisions

The JSA imposes performance obligations on us and restricts our ability to compete with Cantor and Cantor’s ability to compete with us in markets that we and Cantor traditionally operate. eSpeed and Cantor agreed to exclude the TradeSpark and Freedom marketplaces from the provisions of the JSA in order to enable us to enter into separate agreements in connection with these marketplaces. As noted above, the JSA will terminate upon the completion of the merger.

In addition, for a description of the corporate opportunity provisions of the Combined Company certificate of incorporation, please see “—Potential Conflicts of Interest and Competition between eSpeed, the Combined Company and Cantor.”

Existing Administrative Services Agreements

Under the existing administrative services agreement, Cantor provides certain administrative and management services to eSpeed. Cantor makes available to eSpeed some of its administrative and other staff, including its internal audit, treasury, legal, tax, insurance, human resources, facilities, corporate development and accounting staffs. Members of these staffs arrange for eSpeed’s insurance coverage and provide a wide array of services, including administration of eSpeed’s personnel and payroll operations, benefits administration, internal audits, facilities management, promotional sales and marketing, legal, risk management, accounting and tax preparation and other services. eSpeed reimburses Cantor for the actual costs incurred by Cantor, plus other reasonable costs, including reasonably allocated overhead and any applicable taxes. eSpeed also entered into arrangements with Cantor under which eSpeed has the right to use certain assets, principally computer equipment, from Cantor. These assets may be subject to operating leases with third-party leasing companies. eSpeed also has arrangements with Cantor under which it shares office space provided by Cantor at their offices. Under the administrative services agreement, eSpeed provides sales, marketing and public relations services to Cantor. Cantor reimburses eSpeed for the actual costs incurred by eSpeed, plus other reasonable costs, including reasonably allocated overhead and any applicable taxes. The existing administrative services agreement had an initial three-year term, has been renewed for three successive one-year renewal terms and will continue to renew automatically for successive one-year terms unless canceled by either eSpeed or Cantor upon six months’ prior notice; provided, however, that our right to use our London office space expires at the earlier of (1) the time Cantor’s lease expires in 2016 or (2) until Cantor ceases to be an affiliate of ours and Cantor asks us to vacate.

Pursuant to this existing administrative services agreement, Cantor is required to obtain for eSpeed, among other things, property and casualty insurance of not less than $40 million and business interruption insurance of $25 million. Cantor has procured property insurance coverage for eSpeed covering its fixed assets and business interruption insurance of at least these coverage amounts. However, eSpeed is listed on this insurance policy as one of several insured parties, together with Cantor and several of its affiliates. This insurance policy is for aggregate amounts in excess of the amounts set forth above. This existing administrative services agreement does not provide for the allocation of the proceeds among the named insured parties. Insurance proceeds paid to date have been paid to Cantor on behalf of all parties named on the policy, and Cantor has allocated these proceeds among the insured parties. As a result of the terrorist attacks of September 11, 2001, which we refer to as the “September 11 Events,” eSpeed’s offices in the World Trade Center were destroyed and eSpeed lost 180 of its employees, including many members of its senior management. As of December 31, 2006, eSpeed had received approximately $25.7 million of replacement property insurance proceeds in settlement for property damage related to the September 11 Events. eSpeed is entitled to reimbursement by Cantor for certain replacement assets, which replacement is nearing completion.

In the merger, this existing administrative services agreement will be terminated.

eSpeed is also a party to an administrative services agreement, dated as of November 12, 2004, with eSpeed Brokerage, Inc. (formerly known as eSpeed Government Securities, Inc.), its broker-dealer subsidiary. Under this agreement, eSpeed Brokerage, Inc. agrees to compensate eSpeed for the actual cost (plus reasonable other costs, including reasonably allocated overhead and any applicable taxes) of certain services provided by eSpeed, including office space, personnel and certain corporate services, including, without limitation, cash management, internal audit, facilities management, legal, payroll, benefits administration and other administrative services. This agreement remains in effect until terminated upon the mutual agreement of all parties.

In connection with the Aqua transaction, eSpeed, Cantor and Aqua entered into a services agreement. Pursuant to that agreement, Cantor provides certain services, including office space, personnel and corporate services such as cash management, internal audit, legal, payroll, benefits administration and other administrative services to Aqua. eSpeed provides technology support, infrastructure and development services for the actual cost (plus reasonable other costs, including reasonably allocated overhead and any applicable taxes).

Tower Bridge

Currently, the principal activities of one of BGC Partners’ U.K. subsidiaries, Tower Bridge, is the provision of administrative and corporate services in Europe and Asia to BGC Partners and its direct and indirect, current and future, subsidiaries and to Cantor and its direct and indirect, current and future, subsidiaries. Tower Bridge will not be required to be regulated by the FSA, and, therefore, after the merger, this will assist the Combined Company in maximizing the efficiency of its regulatory capital usage in the United Kingdom.

Tower Bridge is a U.K. limited partnership, which is owned 52% by BGC Partners and 48% by Cantor. The right to share in profits and losses and receive distributions from Tower Bridge is divided between BGC Partners (and on behalf of its nominated entities) and Cantor (and on behalf of its nominated entities) based on these ownership interests.

The transfer to Tower Bridge is taking place in one or more phases. On December 31, 2006, BGC Partners completed the first phase by creating Tower Bridge and transferring the services businesses from one of BGC Partners’ U.K. subsidiaries, BGCI, to Tower Bridge for $4.5 million. The transferred services businesses included the support services that had been provided by BGCI at that time to the operating and regulated companies and partnerships owned and controlled by Cantor (including BGC Partners) and other entities where applicable, including administration and benefits services, employee benefits services, human resources and payroll services, financial services, financial operations services (including BGCI’s back office employees engaged mainly or wholly in the services businesses at that time) and the goodwill of BGCI in connection therewith but excluding related debts and liabilities. The transferred services business did not include any real property leased or licensed by BGCI or other assets held by BGCI (including leasehold improvements and computer assets). In subsequent phases (and subject to necessary third-party consents), on as yet unspecified dates, BGC Partners intends to transfer building leases, leasehold improvements and other fixed assets (for example, computer equipment). It is intended that the transfer take place on as neutral a basis as possible from tax and other cost perspectives. This may not be achievable and, therefore, BGCI might incur taxes and other costs, including capital gains tax and stamp duty land tax.

Tower Bridge provides these services to Cantor pursuant to the administrative services agreement with Tower Bridge that Cantor has entered into in connection with the separation. See “—New Administrative Services Agreements.” Tower Bridge will charge each recipient of services for actual costs incurred for services provided plus a mark-up (if any), as the parties may agree from time to time. Each recipient of services will remain responsible for its own regulatory and other compliance functions.

New Administrative Services Agreements

The Tower Bridge administrative services agreement and the administrative services agreement, which we collectively refer to as the “administrative service agreements,” will have an initial term of three years. Thereafter, the administrative services agreements will renew automatically for successive one-year terms, unless any party provides written notice to the other parties of its desire to terminate the agreement, in the case of the Tower Bridge administrative services agreement, at least 180 days, or, in the case of the administrative services agreement, 120 days, before the end of any such year ending during the initial or extended term, in which event the administrative services agreement will end with respect to the terminating party on the last day of such term. In addition, any particular service provided under the administrative services agreements may be cancelled by any party, with at least 90 days’ prior written notice to the providing party, with no effect on the other services. The terminating party will be charged a termination fee equal to the costs incurred by the party providing services as a result of such termination, including, any severance or cancellation fees.

During the term of the administrative services agreements, the parties shall provide administrative and technical support services to each other, including:

•	administration and benefits services;

•	employee benefits, human resources, and payroll services;

•	financial and operations services;

•	internal auditing services;

•	legal related services;

•	risk and credit services;

•	accounting and general tax services;

•	space, personnel, hardware and equipment services;

•	communication and data facilities;

•	facilities management services;

•	promotional, sales, and marketing services;

•	procuring of insurance coverage; and

•	any miscellaneous services to which the parties reasonably agree.

The administrative services agreements include provisions for allowing a provider or affiliate to arrange for a third party to provide for the services.

In consideration for the services provided, the providing party will generally charge the other party an amount (including any applicable taxes) based on (1) the amount equal to direct cost that the providing party estimates it will incur or actually incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree. In addition, the Tower Bridge administrative services agreement provides that the receiving party shall pay a mark-up on such costs in an amount to be agreed by the parties from time to time.

The administrative services agreements will provide that the services recipient will generally indemnify the services provider for liabilities that it incurs arising from the provision of services other than liabilities arising from fraud or willful misconduct of the service provider.

BGCI will continue to provide assets (principally computer equipment), systems/infrastructure and office space in the United Kingdom and Europe to Cantor, and, to the extent applicable, BGCI and its affiliates will continue to do the same in Asia. It is expected, however, that certain of those assets and office space will be transferred to Tower Bridge or another service entity (subject to necessary third-party consents). BGCI will provide these assets and office space to Tower Bridge to allow it to conduct its business. BGCI will charge Cantor on the same basis as it charges Tower Bridge (although it will charge Tower Bridge without any mark-up). Tower Bridge will charge Cantor on the basis described above for such assets and office space once such assets and office space are transferred to Tower Bridge. These assets may be subject to operating leases with third-party leasing companies. eSpeed believes that the rate on such leases, subleases or licenses will be no greater than would be incurred with a third party on an arm’s-length basis.

Registration Rights Agreements

Pursuant to a registration rights agreement entered into by Cantor and eSpeed in connection with eSpeed’s formation and a registration rights agreement to be entered into by BGC Partners in connection with the separation and assumed by the Combined Company in the merger, Cantor has received and will receive piggyback and demand registration rights.

Formation Registration Rights Agreement

Under the registration rights agreement entered into in connection with the formation of eSpeed, which we refer to as the “formation registration rights agreement,” the piggyback registration rights allow Cantor to register the shares of Class A common stock issued or issuable to it in connection with the conversion of its shares of Class B common stock whenever eSpeed proposes to register any shares of eSpeed Class A common stock for our own or another’s account under the Securities Act for a public offering, other than any shelf registration of shares of eSpeed Class A common stock to be used as consideration for acquisitions of additional businesses and registrations relating to employee benefit plans.

Cantor also has the right, on three occasions, to require that eSpeed register under the Securities Act any or all of the shares of our Class A common stock issued or issuable to it in connection with the conversion of its shares of our Class B common stock. The demand and piggyback registration rights apply to Cantor and to any transferee of shares held by Cantor who agrees to be bound by the terms of the formation registration rights agreement.

eSpeed has agreed to pay all costs of one demand and all piggyback registrations, other than underwriting discounts and commissions. eSpeed has also agreed to indemnify Cantor and any transferee for certain liabilities they may incur in connection with the exercise of their registration rights. All of these registration rights are subject to conditions and limitations, including (1) the right of underwriters of an offering to limit the number of shares included in that registration, (2) eSpeed’s right not to effect any demand registration within six months of a public offering of its securities, and (3) that Cantor agrees to refrain from selling its shares during the period from 15 days prior to and 90 days after the effective date of any registration statement for the offering of eSpeed’s securities.

After the merger, the formation registration rights agreement will continue to be in effect as it was immediately prior to the merger.

Separation Registration Rights Agreement

In connection with the separation, BGC Partners will enter into the separation registration rights agreement with Cantor which will provide that the holders of BGC Partners units, or, after the merger, Combined Company common stock, issued or to be issued upon exchange of the BGC Holdings exchangeable limited partnership interests held by Cantor or upon conversion of Class B common units into Class A common units or Class B common stock into Class A common stock, as the case may be, will be granted registration rights. We refer to these shares as “registrable securities,” and we refer to the holders of these registrable securities as “holders.”

The separation registration rights agreement will provide that, after exchange of the BGC Holdings exchangeable limited partnership interests or conversion of Class B units into Class A units or Class B common stock into Class A common stock, as the case may be, each holder is entitled to unlimited piggyback registration rights, meaning that each holder can include his or her registrable securities in registration statements filed by BGC Partners, or, after the merger, the Combined Company, subject to certain limitations.

The separation registration rights agreement also will grant Cantor four demand registration rights requiring that BGC Partners, or, after the merger, the Combined Company, register the Class A units or shares of Class A common stock, as the case may be, held by Cantor, provided that the amount of securities subject to such demand constitutes at least 10% of the Class A units or shares of Class A common stock, as the case may be, outstanding or has an aggregate market value in excess of $20 million and no more than one demand registration during any twelve month period.

BGC Partners, or, after the merger, the Combined Company, will pay the costs but the holders will pay for any underwriting discounts or commissions or transfer taxes associated with all such registrations.

BGC Partners has agreed to indemnify the holders registering shares pursuant to the separation registration rights agreement against certain liabilities under the Securities Act.

Municipal Partners

In January 2002, Cantor sold the assets of the business known as Municipal Partners, Inc., a municipal bond broker, to a newly formed limited liability company, Municipal Partners, LLC, formed by Brian Kelly, a former employee of Cantor, in exchange for a 25% special interest in Municipal Partners, LLC. Cantor had purchased substantially all of the assets of Municipal Partners, Inc. in July 2000. Cantor also loaned $1,000,000 to Municipal Partners, LLC and is entitled to distributions equal to 5% of the gross revenues of the business less the amount of our revenue share for electronic transactions. Pending receipt of applicable licenses by Municipal Partners, LLC, Cantor provided Municipal Partners, LLC with interim services. In connection with the sale, eSpeed (1) granted Municipal Partners, LLC a non-exclusive license to use its software and technology to operate a municipal bond brokerage business, (2) will maintain its municipal bond trading platform and provide the software capabilities that were in place in Cantor’s municipal bond business (eSpeed is to be compensated for upgrading the trading platform at cost plus a reasonable profit or at prevailing rates, at eSpeed’s election), (3) will provide web-hosting, technical and customer support at cost plus a reasonable fee to Municipal Partners, LLC, (4) will receive 50% of gross revenues of Municipal Partners, LLC, with respect to electronic transactions and (5) terminated existing arrangements with former brokers in the business (some of whom are deceased) pursuant to which eSpeed had given them shares of eSpeed Class A common stock valued at $1,250,000 in exchange for promissory notes in the same amount with the result that the notes were terminated and the shares were cancelled. As of September 25, 2006, the services agreement was terminated in connection with the settlement of certain litigation with Municipal Partners.

Freedom

eSpeed and Cantor formed a limited partnership, which we refer to as the “LP,” to acquire a 66.7% interest in Freedom, a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, in April 2001. eSpeed is entitled to 75.0% of the LP’s capital interest in Freedom. eSpeed shares in 15.0% of the LP’s cumulative profits but not in cumulative losses. Cantor is the LP’s general partner and is allocated all of the LP’s cumulative losses or 85.0% of the cumulative profits.

eSpeed also entered into the Freedom services agreements with Freedom pursuant to which eSpeed provides the technology infrastructure for the transactional and technology related elements of the Freedom marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace. In general, for fully electronic transactions in U.S. Treasuries, eSpeed receives 65% of the transaction revenues and Cantor, BGC Partners or Freedom receives 35% of the transaction revenues. For a four-year period beginning on July 1, 2006, the 65%/35% revenue share between eSpeed and Freedom is paid on net transaction revenues, which are calculated after deductions of all electronic business-related broker commission payments (up to a 45% broker payout). This agreement will continue in full force and effect after the completion of the merger.

CO2e

On October 11, 2002, Mitsui & Co. (U.S.A.), Inc. and MB Emission Trading, Inc., which we collectively refer to as “Mitsui,” invested $1,200,000 in CO2e, a Cantor subsidiary. CO2e’s purpose is to form and operate one or more electronic trading markets for products related to the mitigation of greenhouse gasses and related activities and to provide brokerage information and consulting services relating to the emission or mitigation of greenhouse gasses and related issues. In connection therewith, eSpeed and CO2e entered into the CO2e services agreement whereby eSpeed receives 50% of CO2e’s fully electronic revenues and 20% of CO2e’s voice-assisted and open outcry revenues. The CO2e services agreement supersedes the provisions of the JSA with respect to CO2e transactions. Mitsui received 4% of the equity of CO2e and we agreed to transfer certain intellectual property rights to CO2e. Upon completion of the merger, the CO2e services agreement will terminate.

Additional Previous Transactions with Cantor

On June 5, 2000, each of Williams Energy Marketing & Trading, which we refer to as “Williams,” and Dynegy Inc., which we refer to as “Dynegy,” purchased a unit consisting of (a) 789,071 shares of eSpeed Class A common stock and (b) warrants exercisable for the purchase of up to 666,666 shares of eSpeed Class A common stock, for an aggregate purchase price for the unit of $25.0 million. The warrants have a per share exercise price of $35.20 and a 10-year term, and all of the warrants are currently exercisable. At such time as Williams and Dynegy (or their permitted affiliate assignees) have made an aggregate equity investment in eSpeed of an amount equal to at least $100.0 million, valued on a cost basis (and for so long as such parties maintain ownership of equity securities having such cost basis), Cantor is obligated to use its best efforts to cause one designee jointly selected by Williams and Dynegy to be nominated to eSpeed’s Board of Directors and to vote its shares of common equity in favor of such designee.

eSpeed has a 15% investment in EIP Holdings, LLC, which we refer to as “EIP Holdings,” which in turn has a 99.5% investment in TradeSpark, L.P., which we refer to as “TradeSpark,” a voice brokerage business in certain energy products. The business of TradeSpark has been wound up. Cantor has an 85% investment in EIP Holdings.

In connection with a transaction fee agreement dated August 21, 2002 that Cantor entered into with UBS AG and certain named affiliates, which we collectively refer to as “UBS,” eSpeed issued to UBS a warrant to purchase 300,000 shares of eSpeed Class A common stock which has been exercised with respect to 125,000 shares. The warrant has a term of 10 years and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant is fully vested and non-forfeitable, and is exercisable nine years and six months after issuance. In addition, eSpeed has provided UBS with piggyback registration rights for the Class A common stock underlying the warrants.

Indemnification by Cantor

Although eSpeed does not expect to incur any losses with respect to pending lawsuits or supplemental allegations relating to Cantor and Cantor’s limited partnership agreement, in connection with eSpeed’s initial public offering Cantor agreed to indemnify eSpeed with respect to any liabilities it incurs as a result of such lawsuits or allegations.

Other Transactions

eSpeed enters into reverse repurchase agreements with Cantor as short-term investments as part of its overall cash management strategy. These reverse repurchase agreements generally mature on a next-day basis. Interest rates for the reverse repurchase agreements are reset daily and approximate market rates, which are based on the Fed Funds Rate and the quality of the underlying collateral. It is eSpeed’s and Cantor’s policy to obtain collateral, which is valued daily, with a market rate equal to or in excess of the principal amount loaned under these reverse repurchase agreements. As an alternative to eSpeed’s ongoing policy of investing its cash in reverse repurchase agreements with Cantor, on July 26, 2007 eSpeed entered into a secured promissory note and pledge agreement (the “Secured Loan”) with Cantor in which eSpeed agreed to lend Cantor up to $100.0 million on a secured basis from time to time. The Secured Loan is guaranteed by a pledge of eSpeed Class A or Class B common stock owned by Cantor equal to 125% of the outstanding Secured Loan amount, as determined on a next-day basis. The Secured Loan bears interest at the market rate for equity repurchase agreements plus 0.25% and is payable on demand. As of December 31, 2007, the reverse repurchase agreements between eSpeed and Cantor totaled $59.8 million, and the Secured Loan had an outstanding balance of $65.0 million.

Cantor has granted certain eSpeed employees, including Mr. Saltzman, its then Chief Operating Officer, awards of partnership units in Cantor with a notional value of $1.1 million. Such partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination provided that the employee has not engaged in any competitive activity with us or our affiliates prior to the date each payment is due. Mr. Saltzman’s entitlement to such post-termination payments vested in six equal annual installments beginning July 1, 2007, provided that, as of each such anniversary date, Mr. Saltzman was still employed by us or one of our affiliates and had not breached this agreement. Mr. Saltzman terminated his employment on January 17, 2008. The other partnership units were fully vested on date of grant.

In February 2006, in conjunction with Cantor’s acquisition of IDT Horizon GT, Inc., which we refer to as “Horizon,” eSpeed entered into a software license agreement, which we refer to as the “Horizon License,” with Horizon, pursuant to which Horizon granted us a perpetual, fully paid-up, non-transferable (except to our affiliates) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities. Management has estimated the fair value of the Horizon License at $1.5 million. The Horizon License permits us to use the software worldwide in connection with the processing of trades in our product offerings, provided that the software may not be used for the processing of the business of any other person, firm or entity. The Horizon License provides that, in the event Cantor sells the Horizon business, it will pay us an amount equal to 23% of the total consideration received in connection with such sale, up to a maximum of $1.5 million. In consideration for the Horizon License and support services to be provided under the Horizon License, we issued to Horizon a warrant to acquire 312,937 shares of Class A common stock, which warrant was not transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal of $8.87 per share.

On August 10, 2006, eSpeed entered into a Sponsored Research Agreement with a researcher and a U.S. university in which the Company agreed to pay $100,000 per year for five years in exchange for research and certain patent rights. In October 2006, we agreed with Cantor and BGC Partners that they would pay 75% of all payments made by us in connection with the Sponsored Research Agreement, and that to the extent, if any, that we make any charitable contributions to the university, Cantor and BGC Partners will make a proportional charitable contribution. In exchange for this agreement, we will retain a nonexclusive license to all patents and patent applications resulting from the Sponsored Research Agreement within the field of fully electronic financial services, BGC Partners will have a license to the patents and patent applications in all financial services fields other than fully electronic, and Cantor will have patent rights to all other patents and patent applications. We further agreed that, in the event that we or Cantor grants a license to such technology in the field of fully-electronic financial services, we and Cantor will each receive 50% of all revenues from any such license.

Potential Conflicts of Interest and Competition Between eSpeed, the Combined Company and Cantor

Various conflicts of interest between eSpeed and the Combined Company and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of capital stock, sales or distributions of shares of Combined Company common stock and the exercise by Cantor of control over the Combined Company’s management and affairs.

After the merger, Cantor will continue to exercise control over the Combined Company’s management and affairs and all matters requiring stockholder approval, including the election of the Combined Company’s directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of the Combined Company’s business, entry into new lines of business and borrowings and issuances of Combined Company common stock or other securities. This control will be subject to the approval of the Combined Company’s independent directors on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of the Combined Company. This control will also be exercised because:

•

Cantor is, in turn, controlled by CFGM, its managing general partner, and, ultimately, by Mr. Lutnick, who will serve as the Combined Company’s Co-Chief Executive Officer and Chairman. Mr. Lutnick is also the Chairman of the Board and Chief Executive Officer of Cantor and the President and controlling stockholder of CFGM;

•

Mr. Amaitis, who will serve as the Combined Company’s Co-Chief Executive Officer and a member of the Combined Company’s Board of Directors is also the President and Chief Executive Officer of Cantor Index Limited and holds positions at various gaming affiliates of Cantor; and

•	Mr. Merkel, who will serve as the Combined Company’s Executive Vice President, General Counsel and Secretary, is employed as Executive Managing Director, General Counsel and Secretary of Cantor.

Messrs. Lutnick and Merkel have holdings in Cantor through partnership unit ownership and will continue to have such holdings following the merger, including distribution rights.

The service of officers or partners of Cantor as the Combined Company’s executive officers and directors, and those persons’ ownership interests in and payments from Cantor, and its affiliates, could create conflicts of interest when the Combined Company and those directors or officers are faced with decisions that could have different implications for Cantor and the Combined Company. In addition, although in connection with the separation Cantor will redeem all of the Cantor limited partnership interests held by founding partners for BGC Holdings limited partnership interests and distribution rights, Messrs. Lutnick and Merkel will continue to hold Cantor limited partnership and other interests in Cantor and its affiliates, including distribution rights, and will not be redeemed for BGC Holdings limited partnership interests in connection with the separation or the merger.

It is also expected that Cantor will manage its ownership of the Combined Company so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in the Combined Company above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with the Combined Company, including those relating to acquisitions or offerings by the Combined Company involving issuances of common stock or securities convertible or exchangeable into shares of common stock that would dilute the voting power in the Combined Company of the holders of BGC Holdings exchangeable limited partnership interests.

Conflicts of interest may arise between the Combined Company and Cantor in a number of areas relating to the Combined Company’s past and ongoing relationships, including:

•	potential acquisitions and dispositions of businesses;

•	the issuance or disposition of securities by the Combined Company;

•	the election of new or additional directors to the Combined Company’s Board of Directors;

•	the payment of dividends by the Combined Company (if any) and distribution of profits by BGC U.S., BGC Global and/or BGC Holdings;

•

business operations or business opportunities of the Combined Company and Cantor that would compete with the other party’s business opportunities, including brokerage and financial services by the Combined Company and Cantor;

•	labor, tax, employee benefits, indemnification and other matters arising from the separation or the merger;

•	intellectual property matters;

•	business combinations involving the Combined Company;

•	the terms of the merger agreement, the separation agreement and the related agreements we intend to enter into in connection with the separation and merger;

•	conflicts between the Combined Company’s agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

•	competition between the Combined Company’s and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses; and

•	the nature, quality and pricing of administrative services to be provided by Cantor and/or Tower Bridge.

In addition, Cantor has from time to time in the past considered possible strategic realignments of the business relationships that exist between and among Cantor and the businesses comprising the Combined Company and may do so in the future. Any future related-party transactions or arrangements between the Combined Company and Cantor, until Cantor ceases to hold 5% of the Combined Company’s voting power, will be subject to the prior approval by a majority of the Combined Company’s independent directors, but generally will not otherwise require the separate approval of the Combined Company’s stockholders, and if such approval were required, Cantor will retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders.

Agreements and other arrangements with Cantor, including the separation agreement and the merger agreement, may be amended upon agreement of the parties to those agreements upon approval of the Special Committee (prior to the merger) or the Audit Committee of the Combined Company (after the merger). During the time that the Combined Company is controlled by Cantor, Cantor may be able to require the Combined Company to agree to amendments to these agreements. The Combined Company may not be able to resolve any potential conflicts and, even if it does, the resolution may be less favorable to it than if it were dealing with an unaffiliated party. As a result, the prices charged to or by eSpeed or the Combined Company for services provided under agreements with Cantor may be higher or lower than prices that may be charged to or by third parties, and the terms of these agreements may be more or less favorable to eSpeed or the Combined Company than those that it could have negotiated with third parties.

In order to address potential conflicts of interest between the Combined Company and Cantor and its representatives, the Combined Company certificate of incorporation will contain provisions regulating and defining the conduct of the Combined Company’s affairs as they may involve Cantor and its representatives, and the Combined Company’s powers, rights, duties and liabilities in connection with its relationship with Cantor and its affiliates, officers, directors, general partners or employees and representatives.

The Combined Company certificate of incorporation will provide that no Cantor Company (as defined below) or any of the representatives (as defined below) of a Cantor Company will owe any fiduciary duty to, nor shall any Cantor Company or any of their respective representatives be liable for breach of fiduciary duty to, the Combined Company or any of its stockholders. To the extent that any representative of a Cantor Company also serves as a director or officer of the Combined Company, such person will owe fiduciary duties to the Combined Company in his or her capacity as a director or officer of the Combined Company. In addition, none of any Cantor Company or any of their representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as the Combined Company, or doing business with any of Combined Company’s clients or customers.

If a third party presents a corporate opportunity (as defined below) to a person who is a representative of the Combined Company and a representative of a Cantor Company, expressly and solely in such person’s capacity as a representative of the Combined Company, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to the Combined Company, then such person:

•	will be deemed to have fully satisfied and fulfilled any fiduciary duty that person has to the Combined Company;

•	will not be liable to the Combined Company or any of its stockholders for breach of fiduciary duty by reason of such person’s action or inaction with respect to the corporate opportunity;

•	will be deemed to have acted in good faith and in a manner that such person reasonably believed to be in, and not opposed to, the Combined Company’s best interests; and

•	will be deemed not to have breached such person’s duty of loyalty to the Combined Company and its stockholders, and not have derived an improper personal benefit there from.

A Cantor Company may pursue such a corporate opportunity if the Combined Company decides not to.

If a corporate opportunity is not presented to a person who is both a representative of the Combined Company and a representative of a Cantor Company and, expressly and solely in such person’s capacity as a representative of the Combined Company, such person will not be obligated to present the corporate opportunity to the Combined Company or to act as if such corporate opportunity belongs to the Combined Company, and such person:

•

will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to the Combined Company as a representative of the Combined Company with respect to such corporate opportunity;

•	will not be liable to the Combined Company or any of its stockholders for breach of fiduciary duty by reason of such person’s action or inaction with respect to such corporate opportunity;

•	will be deemed to have acted in good faith and in a manner that such person reasonably believed to be in, and not opposed to, the Combined Company’s best interests; and

•	will be deemed not to have breached a duty of loyalty to the Combined Company and its stockholders and not to have derived an improper personal benefit therefrom.

For purposes of the above:

•	“Cantor Company” means Cantor and any of its affiliates (other than, if applicable, the Combined Company and its affiliates);

•	“representatives” means, with respect to any person, the directors, officers, employees, general partners or managing member of such person; and

•

“corporate opportunity” means any business opportunity that the Combined Company is financially able to undertake that is, from its nature, in the Combined Company’s lines of business, is of practical advantage to the Combined Company and is one in which the Combined Company has an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of Cantor or their respective representatives will be brought into conflict with the Combined Company’s self-interest.

Leases

As described above under “—Existing Administrative Services Agreements,” eSpeed leases office space from Cantor. In addition, since March 2006, BGCI and Cantor occupied new office space at 40 Bank Street and floors 18, 19 and 20 of One Churchill Place, Canary Wharf in London. BGCI permits BGC Partners entities and Cantor entities to use office space at these offices, with the Bank Street office dedicated to a data center and office of eSpeed. BGCI continues to lease office space at One America Square, in London, and BGCI sublets the ground floor and fourth and fifth floors to third parties, and permits Cantor Fitzgerald Europe to use the third floor.

Certain Acquisitions and Dispositions of Interests in eSpeed and Combined Company Capital Stock by Cantor

The eSpeed Board of Directors has determined that Cantor is a “deputized” director of eSpeed and the Combined Company for purposes of Rule 16b-3 under the Exchange Act with respect to the transactions contemplated by the separation and the merger. Rule 16b-3 exempts from the short-swing profits liability provisions of Section 16(b) of the Exchange Act certain transactions in an issuer’s securities between the issuer or its majority-owned subsidiaries and its officers and directors if, among other things, the transaction is approved in advance by the issuer’s board of directors or a disinterested committee of the issuer’s board of directors. The Rule 16b-3 exemption extends to any such transactions by an entity beneficially owning more than 10% of a class of an issuer’s equity securities if the entity is a “deputized” director because it has a representative on the issuer’s board of directors. The eSpeed Board of Directors’ intent in determining that Cantor is a “deputized” director is that Cantor’s acquisitions or dispositions of shares of eSpeed or Combined Company capital stock or interests in eSpeed or Combined Company capital stock from or to eSpeed or the Combined Company or their respective majority-owned subsidiaries will be eligible for the Rule 16b-3 exemption from the short-swing profits liability provisions of Section 16(b) of the Exchange Act.

Repayment of Existing Loans and Required Capital Contributions

In connection with the separation and prior to the merger, Messrs. Amaitis, Lynn and Merkel, as well as two other individuals who are employed by one or more of our affiliates, will use some of the proceeds that they receive in respect of the redemption of their Cantor limited partnership interests to repay certain loans made or guaranteed by Cantor. With respect to Mr. Amaitis, he will fund the loan repayment using the cash or other property that he receives from Cantor in connection with the redemption of a portion of his Cantor limited partnership interests. With respect to the other individuals, they will fund the loan repayment using the BGC

Holdings limited partnership interests and/or distribution rights provided to them in redemption of their Cantor limited partnership interests in connection with the separation. Specifically, such individuals will sell some of their BGC Holdings limited partnership interests and/or distribution rights to Cantor based on the closing price of eSpeed Class A common stock on the date of closing of the merger. With respect to the distribution rights that Cantor acquires, Cantor will immediately sell the BGC Partners units underlying such distribution rights to BGC Partners for the same price per unit that it paid to the individuals for the distribution rights. Cantor will then immediately exchange the BGC Holdings limited partnership interests that it purchases for BGC Partners units on a one-for-one basis and will sell such units to BGC Partners for the same price per unit that it paid to individuals for their BGC Holdings limited partnership interests. The right to the proceeds, net of applicable taxes, will be assigned in connection with the merger by these individuals for repayment of borrowings to their applicable lenders or for payment of required capital contributions prior to the merger, for the substantial majority of which Cantor is the lender, or in the case of capital contributions, the recipient, and the remainder of which are guaranteed by Cantor in the amount of, including accrued interest, $53,666,788 for Mr. Amaitis, $11,161,153 for Mr. Lynn, $595,238 for Mr. Merkel, $3,747,861 for one of the other individuals who is employed by one of our affiliates and $635,058 for the other individual who is employed by one of our affiliates, respectively, that were incurred in order to acquire a portion of their existing Cantor limited partnership interests (and in the case of Messrs. Amaitis and Lynn, a portion of which were for other general purposes) as of January 24, 2008. Assuming a closing price of $11.67 per share of eSpeed Class A common stock on the date of closing, which represents the closing price of eSpeed Class A common stock on January 24, 2008, Messrs. Lynn, Merkel, and the other individuals would sell distribution rights relating to 569,666, 51,006 and 347,205 shares of Combined Company Class A common stock, respectively, and Mr. Lynn, and one of the other individuals would sell 386,731 and 28,366 BGC Holdings limited partnership interests, respectively. Cantor’s exchange of the BGC Holdings limited partnership interests that it will acquire from Messrs. Amaitis, Lynn, and the other two individuals will be an exception to the general restriction on exchanges by Cantor for one year after the completion of the merger, other than in an amount of up to 20 million in connection with a broad-based public offering including all shares of Combined Company Class A common stock received upon such exchange, underwritten by a nationally recognized investment banking firm.

Exchangeability of Founding Partner Interests

Cantor intends to provide all founding partners with the right to immediately exchange 20% of their BGC Holdings founding partner interests for restricted shares of Combined Company Class A common stock, on a one-for-one basis (subject to customary anti-dilution adjustments), with one-third of the shares received by a founding partner upon exchange becoming saleable on each of the first, second and third anniversaries of the completion of the merger, subject to applicable law. In addition, prior to the merger, Cantor intends to enter into agreements with Messrs. Amaitis and Lynn pursuant to which Cantor will agree that an additional portion of the BGC Holdings founding partner interests held by each of them, 1,100,000 and 600,000, respectively, will be immediately exchangeable into restricted shares of Combined Company Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), with one-third of the shares received by either of them upon exchange becoming saleable on each of the first, second and third anniversaries of the completion of the merger, subject to applicable law. From time to time, Cantor may provide founding partners with the right to exchange their remaining BGC Holdings founding partner interests on terms and conditions to be determined by Cantor, provided that the terms and conditions of such exchange cannot in any way diminish or adversely affect the rights of the Combined Company or its subsidiaries (it being understood that an obligation by the Combined Company to deliver shares of Combined Company Class A common stock upon exchange will not be deemed to diminish or adversely affect the rights of the Combined Company or its subsidiaries).

Exchangeability of Working Partner Interests

No working partner interests will be issued at the time of the separation and merger. Any working partner interests that are issued will not be exchangeable with the Combined Company for shares of Combined Company common stock unless otherwise determined by BGC Partners with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement. From time to time, BGC Partners with the consent of the BGC Holdings exchangeable limited partners (by a BGC Holdings exchangeable limited partnership interests majority in interest), may provide working partners with the right to exchange any issued BGC Holdings working partner interests on terms and conditions to be determined by BGC Partners with the consent of the BGC Holdings exchangeable limited partners (by a BGC Holdings exchangeable limited partnership majority in interest).

Exchangeability of REU Interests

From time to time, BGC Holdings may issue REUs pursuant to the Participation Plan. The REU interests will only be exchangeable for Combined Company Class A common stock in accordance with terms and conditions of the grant of such REU interests, which terms and conditions will be determined in the sole discretion of the BGC Holdings general partner which, after the merger, will be the Combined Company, in accordance with the terms of the BGC Holdings limited partnership agreement. In the fourth quarter of 2007, certain employees of BGC and other persons who provide services to BGC were informed that they could expect to receive an aggregate of 276,204 REU interests in lieu of a portion of their discretionary bonus for 2007 having an aggregate estimated value of $2,817,279 and 148,543 REU interests to be considered as part of their total 2008 compensation having an aggregate estimated value of $1,515,143 in each case to be delivered in 2008 and issued upon the closing of the merger. The right to receive payment upon redemption of these REU interests will vest in one-third increments on December 14, 2008, 2009 and 2010. In addition, in the fourth quarter of 2007, certain executive officers of BGC were informed that they could expect to receive an aggregate of 593,990 REU interests (267,865 for Howard W. Lutnick, 133,932 for Lee Amaitis, 133,932 for Shaun Lynn, 38,171 for Stephen M. Merkel and 20,090 for Robert K. West) for delivery in 2008, which would be issued upon the closing of the merger. These REU interests have an aggregate estimated value of $6,652,500 ($3,000,000 for Howard W. Lutnick, $1,500,000 for Lee Amaitis, $1,500,000 for Shaun Lynn, $427,500 for Stephen M. Merkel and $225,000 for Robert K. West). The right to receive payment upon redemption of these REU interests for Messrs. Lutnick, Amaitis and Lynn was immediately vested on December 31, 2007. The right to receive payment upon redemption of these REUs for Messrs. West and Merkel will vest in one-third increments in December 2008, 2009 and 2010. Aggregate estimated values in each case are determined based on the eSpeed stock price on the date of each award. In addition, BGC Holdings is authorized to issue certain additional REU interests or BGC RSUs in connection with acquisitions and the hiring of new employees prior to the merger. These issuances would be in addition to the 133,860,000 shares of Combined Company common stock and rights to acquire common stock to be issued in the merger and be dilutive to all stockholders. From time to time, BGC Holdings may issue REU interests pursuant to the Participation Plan, which shall be equity in accordance with the terms and conditions as determined by BGC Partners in its sole discretion in accordance with the terms of the BGC Holdings limited partnership agreement.

BGC Partners Restricted Stock Units

Prior to the merger, in the third quarter of 2007, BGC and certain of its subsidiaries entered into agreements with certain of their employees pursuant to which the employees agreed to exchange an aggregate of approximately $7,915,312 of their compensation earned in 2007 for the delivery in 2008 of 990,652 BGC RSUs, which would be issued upon the closing of the merger. These BGC RSUs vest in 50% increments on August 31, 2008 and 2009. In addition, in the fourth quarter of 2007, certain employees of BGC and other persons who provide services to BGC were informed that they could expect to receive an aggregate of 182,591 BGC RSUs in lieu of a portion of their discretionary bonus for 2007 having an aggregate estimated value of $1,862,425 and 1,038,181 BGC RSUs to be considered as part of their total 2008 compensation having an aggregate estimated value of $10,589,451, in each case to be delivered in 2008 and issued upon the closing of the merger. These BGC RSUs vest in one-third increments on December 14, 2008, 2009 and 2010. Aggregate estimated values in each case are determined based on the eSpeed stock price on the date of each award.

The aggregate value of the REU interests and BGC RSUs granted prior to the consummation of the merger (a) with respect to the fiscal year ended December 31, 2007, will be no greater than $22,000,000 and (b) with respect to the fiscal year ended December 31, 2008, will be no greater than $22,000,000, and for each of clauses (a) and (b), each such right to receive one BGC RSU or REU will be valued for these purposes at the closing price of eSpeed Class A Common Stock on the date of the grant of the right. Furthermore, BGC Holdings is authorized to issue certain additional REU interests or BGC RSUs in connection with acquisitions and the hiring of new employees prior to the merger. These issuances were in addition to the 133,860,000 shares of Combined Company common stock and rights to acquire common stock to be issued in the merger and be dilutive to all stockholders. In both cases, upon the closing of the merger, the shares ultimately issuable pursuant to the REU interests and the BGC RSUs will be shares of Combined Company Class A common stock issued pursuant to the BGC Partners Long Term Incentive Plan or similar plan. BGC Holdings has recently entered into an acquisition agreement in connection with which it has agreed to issue $5 million of REUs upon the closing of the merger.

Continuing Interests in Cantor

The founding partners and other limited partners of Cantor, including Messrs. Lutnick, Amaitis, Lynn, Merkel and West, will receive distribution rights in the separation. The distribution rights of founding partners, including Messrs. Amaitis, Lynn and West, will entitle the holder to receive a fixed number of shares of the Combined Company Class A common stock, with one-third of such shares distributable on each of the first, second and third anniversaries of the merger. The distribution rights of the other limited partners in Cantor who will not become founding partners, including Messrs. Lutnick and Merkel, will generally entitle the holder to receive a distribution of a fixed number of shares of Combined Company Class A common stock on the ninth anniversary of the merger, subject to acceleration in certain circumstances, as follows:

•

with respect to distribution rights received in respect of units in Cantor, including units acquired at any time as a result of reinvestment in respect thereof, held three years or longer as of the completion of the merger, one-third of the shares underlying the distribution right on each of the 12-, 18- and 24-month anniversaries of the completion of the merger; and

•

with respect to distribution rights received in respect of units in Cantor, including units acquired at any time as a result of reinvestment in respect thereof, held less than three years as of the completion of the merger, one-fifth of the shares underlying the distribution right on each of the 12-, 18-, 24-, 30- and 36-month anniversaries of the completion of the merger, in each case, if, as of the applicable anniversary date, that holder continues to provide services to Cantor and has not breached his or her partner obligations, including the non-competition and non-solicitation covenants contained in the limited partnership agreement of Cantor.

In addition, the managing general partner of Cantor will be able to grant earlier distribution of the shares to founding partners and the other limited partners of Cantor. The ownership of these distribution rights and underlying shares of common stock will not be dependent upon continued employment with the Combined Company or Cantor, although, in the case of Cantor limited partners not becoming founding partners, the continuing provision of services to Cantor will, in the absence of a breach of the partner obligations, result in accelerated receipt of the shares underlying these distribution rights as described above.

Tax Receivable Agreement

The BGC Holdings exchangeable limited partnership interests received by Cantor may, in effect, be exchanged, together with the related BGC Partners units, in the future for shares of Combined Company Class B common stock (or at Cantor’s option, or if there are no additional authorized but unissued shares of Combined Company Class B common stock, Combined Company Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). The exchanges may result in increases in the tax basis of the tangible and intangible assets of each of BGC U.S. and BGC Global attributable to BGC Partners’, or, after the merger, the Combined Company’s, interest in BGC U.S. and BGC Global that otherwise would not have been available, although the Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that BGC Partners, or, after the merger, the Combined Company, would otherwise be required to pay in the future.

In connection with the separation and related transactions, BGC Partners will enter into, and, after the merger, the Combined Company will assume BGC Partners’ rights and obligations under, a tax receivable agreement with Cantor that will provide for the payment by the Combined Company to Cantor of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that it actually realizes as a result of these increases in tax basis and of certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that the Combined Company will benefit from the remaining 15% of cash savings, if any, in income tax that it realizes. The Combined Company will determine, after consultation with Cantor, the extent to which it is permitted to claim any such tax benefits, and such tax benefits will be taken into account in computing any cash savings so long as the Combined Company’s accountants agree that it is at least more likely than not that such tax benefit is available.

Pursuant to the tax receivable agreement, 20% of each payment that would otherwise be made by the Combined Company will be deposited into an escrow account until the expiration of the statute of limitations for the tax year to which the payment relates. If the Internal Revenue Service successfully challenges the availability of any tax benefit and determines that a tax benefit is not available, the Combined Company will be entitled to receive reimbursements from Cantor for amounts it previously paid under the tax receivable agreement and Cantor will indemnify the Combined Company and hold it harmless with respect to any interest or penalties in respect of the disallowance of any deductions which gave rise to the payment under the tax receivable agreement (together with reasonable attorneys’ and accountants’ fees incurred in connection with any related tax contest, but only to the extent Cantor is permitted to control such contest). Any such reimbursement or indemnification payment shall be satisfied first from the escrow account (to the extent funded in respect of such payments under the tax receivable agreement).

For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing the Combined Company’s actual income and franchise tax liability to the amount of such taxes that the Combined Company would have been required to pay had there been no depreciation or amortization deductions available to the Combined Company with respect to its acquisition of interests in BGC U.S. and BGC Global, and had BGC Partners not entered into the tax receivable agreement. The term of the tax receivable agreement will commence upon completion of the merger and the transactions contemplated by the merger agreement and will continue until all such tax benefits have been utilized or expired, unless the Combined Company (with the approval by a majority of the independent directors of the Combined Company) exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement, provided that if Cantor and the Combined Company cannot agree upon a value, the agreement will remain in full force and effect. The actual amount and timing of any payment under the tax receivable agreement will vary depending on a number of factors, including the timing of exchanges and the amount and timing of the Combined Company’s income.

Any amendment to the tax receivable agreement will be subject to approval by a majority of the independent directors of the Combined Company.

BGC Holdings Participation Plan

In connection with the merger, BGC Holdings intends to adopt the Participation Plan as a means to attract, retain, motivate and reward present founding partners, present or prospective restricted exchangeable partners and prospective working partners and executive officers of BGC Partners by enabling such founding partners, restricted exchangeable partners, working partners and executive officers to acquire or increase their ownership interests in BGC Holdings.

The Participation Plan will be administered by the Combined Company’s Compensation Committee or its designee. The Participation Plan will provide for the grant of BGC Holdings limited partnership interests issuable pursuant to the BGC Holdings limited partnership agreement as of the date of the Participation Plan or as may thereafter be issuable thereunder. The total number of BGC Holdings limited partnership interests issuable under the Participation Plan will be determined from time to time by the Board of Directors of the Combined Company, provided, that interests exchangeable for or otherwise representing the right to acquire Combined Company Class A common stock may only be granted to the extent such shares are available for issuance under the BGC Partners Long Term Incentive Plan. The Compensation Committee will have broad administrative authority to, among other things, select present founding partners, present or prospective restricted exchangeable partners or prospective working partners and executive officers entitled to receive bonus or purchase awards, determine the number and type of partnership interests covered by such awards, including whether such partnership interests will be exchangeable for or otherwise represent the right to receive Combined Company Class A common stock, determine the purchase period and other terms and conditions of any purchase rights and interpret and administer the Participation Plan.

The Compensation Committee will have the discretion to determine the price of any purchase right, which may be set at preferential or historical prices that are less than the prevailing fair market value of Class A common stock.

The Participation Plan will provide that the Compensation Committee may at any time amend or terminate the Participation Plan, provided that, without the participant’s written consent, no such amendment or termination will adversely affect any outstanding purchase rights. Amendments to the Participation Plan will require stockholder approval only if required by applicable laws or applicable regulatory requirements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Deloitte & Touche LLP (“Deloitte”) during fiscal years 2007 and 2006:

	Year Ended December 31,
	2007	2006
Audit fees(a)	$1,304,722	$1,040,547
Audit-related fees(b)	26,686	20,000
Tax fees	—	—
All other fees(c)	640,000	—

Total	$1,971,408	$1,060,547

(a)	Audit fees consisted of: (i) the audit of our consolidated financial statements included in our Annual Report on Form 10-K; (ii) reviews of the interim condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q; (iii) the audit of our Deferral Plan; and (iv) statutory and regulatory audits and other services related to SEC matters. Audit fees for 2007 and 2006 also include the audit of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.
(b)	Fees for audit-related services consisted of financial accounting and reporting consultations.
(c)	Fees for services rendered in connection with the proposed merger.

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

During 2007, our Audit Committee specifically approved the appointment of Deloitte & Touche LLP to be our independent auditors for the year ended December 31, 2007. Pursuant to our Audit Committee charter, the Audit Committee will pre-approve all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our auditors, subject to certain minimum exceptions set forth in the charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. See Index to Financial Statements on page 82.

(a)(2) All other schedules are omitted because they are not applicable, not required or the required information is in the financial statements or the notes thereto.

(a)(3) The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. Schedules and similar attachments to the exhibits designated by a double asterisk (**) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. eSpeed, Inc. will supplementally furnish a copy of them to the SEC upon request. We have requested confidential treatment as to certain portions of the Exhibits designated by a cross (+), which portions have been omitted and filed separately with the Securities and Exchange Commission.

Exhibit Number	Description
2.1	Assignment and Assumption Agreement dated as of December 9, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH, LLC, Cantor Fitzgerald & Co. and eSpeed, Inc. (Incorporated by reference by Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

2.2	Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

2.3	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC U.S., BGC Global and BGC Holdings (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2007).

2.4**	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC U.S., BGC Global and BGC Holdings.

2.5**	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC U.S., BGC Global and BGC Holdings.

3.1	Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No.333-87475)).

3.2	Second Amended and Restated By-Laws of eSpeed, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).

4.2	Warrant issued to Dynegy, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.3	Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

Exhibit Number	Description

4.4	Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.5	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.6	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.7	Warrant Agreement, dated as of August 1, 2002 between eSpeed, Inc. and Deutsche Bank AG. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.8	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.9	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (Incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.3	Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed Markets, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.4	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the Investors named therein. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

Exhibit Number	Description
10.8	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.9	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.10+	Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com, LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.11+	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.12	Amended and Restated Joint Services Agreement, dated as of October 1, 2005, by and among Cantor Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.13

eSpeed Amended and Restated Incentive Bonus Compensation Plan, dated as of January 1, 2007. (Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders).

10.14	Amended and Restated eSpeed, Inc. 1999 Long Term Incentive Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.16	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman.

10.17	Pledge Agreement, dated as of July 26, 2007, between Cantor Fitzgerald, L.P. and eSpeed, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2007).

10.18	Secured Promissory Note, dated July 26, 2007, from Cantor Fitzgerald, L.P. to eSpeed, Inc. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2007).

21	List of subsidiaries of eSpeed, Inc.

23	Consent of Deloitte & Touche LLP, independent auditors.

24	Powers of Attorney (included on signature page).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Relating to a Periodic Report Containing Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K for the fiscal year ended December 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14 day of March, 2008.

eSpeed, Inc.

By:	/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board, Chief Executive Officer and President

Powers Of Attorney

Each person whose signature appears below hereby authorizes and constitutes Howard W. Lutnick and Stephen M. Merkel, and each of them singly, his or her true or her and lawful attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign and file any and all amendments to this Annual Report, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and he or she hereby ratifies and confirms all that said attorney-in-fact or either of them, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant, eSpeed, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date

/S/ HOWARD W. LUTNICK Howard W. Lutnick	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2008

/S/ FRANK V. SARACINO Frank V. Saracino	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 14, 2008

/S/ LEE M. AMAITIS Lee M. Amaitis	Director	March 14, 2008

/S/ JOHN H. DALTON John H. Dalton	Director	March 14, 2008

/S/ CATHERINE P. KOSHLAND Catherine P. Koshland	Director	March 14, 2008

/S/ BARRY R. SLOANE Barry R. Sloane	Director	March 14, 2008

/S/ ALBERT M. WEIS Albert M. Weis	Director	March 14, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1	Assignment and Assumption Agreement dated as of December 9, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald Securities, CFFE, LLC, Cantor Fitzgerald L.L.C., CFPH, LLC, Cantor Fitzgerald & Co. and eSpeed, Inc. (Incorporated by reference by Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

2.2	Assignment and Assumption Agreement, dated as of, December 9, 1999 by and among Cantor Fitzgerald International, eSpeed Securities International Limited and Cantor Fitzgerald International Holdings, L.P. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

2.3	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC U.S., BGC Global and BGC Holdings (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2007).

2.4**	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC U.S., BGC Global and BGC Holdings.

2.5**	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC U.S., BGC Global and BGC Holdings.

3.1	Amended and Restated Certificate of Incorporation of eSpeed, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).

3.2	Second Amended and Restated By-Laws of eSpeed, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87475)).

4.2	Warrant issued to Dynegy, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.3	Warrant issued to Williams Energy Marketing & Trading Company (Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.4	Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.5	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.6	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.7	Warrant Agreement, dated as of August 1, 2002 between eSpeed, Inc. and Deutsche Bank AG. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit Number	Description
4.8	Amended and Restated Warrant Agreement dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.9	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (Incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Amended and Restated eSpeed, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.3	Administrative Services Agreement, dated as of December 15, 1999, by and among Cantor Fitzgerald, L.P., Cantor Fitzgerald International, Cantor Fitzgerald Gilts, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald Partners, eSpeed, Inc., eSpeed Securities, Inc., eSpeed Government Securities, Inc., eSpeed Securities International Limited and eSpeed Markets, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.4	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed and the Investors named therein. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.8	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.9	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.10+	Services Agreement, dated as of October 11, 2002, between eSpeed and CO2e.com, LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.11+	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit Number	Description
10.12	Amended and Restated Joint Services Agreement, dated as of October 1, 2005, by and among Cantor Fitzgerald, L.P., a Delaware limited partnership, on behalf of itself and its direct and indirect, current and future, subsidiaries, other than eSpeed, Inc. and its direct and indirect, current and future, subsidiaries, and eSpeed, Inc., a Delaware corporation, on behalf of itself and its direct and indirect, current and future, subsidiaries. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.13	eSpeed Amended and Restated Incentive Bonus Compensation Plan, dated as of January 1, 2007. (Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders).

10.14	Amended and Restated eSpeed, Inc. 1999 Long Term Incentive Plan, dated as of October 22, 2003. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.16	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman.

10.17	Pledge Agreement, dated as of July 26, 2007, between Cantor Fitzgerald, L.P. and eSpeed, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2007).

10.18	Secured Promissory Note, dated July 26, 2007, from Cantor Fitzgerald, L.P. to eSpeed, Inc. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2007).

21	List of subsidiaries of eSpeed, Inc.

23	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24	Powers of Attorney (included on signature page).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Relating to a Periodic Report Containing Financial Statements.