Form 10-Q
period 2008-03-31
BGC Partners, Inc.
filed 2008-05-12
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-28191

BGC Partners, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4063515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

499 Park Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 610-2200

(Registrant’s telephone number, including area code)

eSpeed, Inc., 110 East 59th Street, New York, NY 10022

(Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 6, 2008, the registrant had 41,079,037 shares of Class A common stock, $0.01 par value, and 31,848,107 shares of Class B common stock, $0.01 par value, outstanding. On April 1, 2008, the registrant completed a merger and changed its name to BGC Partners, Inc.

BGC Partners, Inc. and Subsidiaries (formerly eSpeed, Inc.)

Quarterly Report on Form 10-Q

The Registrant, formerly eSpeed, Inc., was merged to form BGC Partners, Inc. on April 1, 2008

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

eSpeed, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except per share data)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$17,555	$38,051
Reverse repurchase agreements with related parties (Note 8)	1,240	59,806

Total cash and cash equivalents	18,795	97,857
Loan receivable from related party	115,000	65,000
Securities owned, at fair value	2,267	2,353
Fixed assets, net	60,627	61,257
Investments	26,944	9,415
Goodwill	12,184	12,184
Other intangible assets, net	5,523	5,578
Receivable from related parties (Note 9)	40,395	17,612
Other assets	19,242	12,716

Total assets	$300,977	$283,972

Liabilities and Stockholders’ Equity
Current liabilities:
Payable to related parties (Note 9)	$11,838	$10,154
Accounts payable and accrued liabilities	35,340	33,095

Total current liabilities	47,178	43,249
Deferred revenue	18,674	6,852

Total liabilities	65,852	50,101

Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 200,000 shares authorized; 37,960 and 36,796 shares issued at March 31, 2008 and December 31, 2007, respectively, and 31,458 and 30,294 shares outstanding at March 31, 2008 and December 31, 2007, respectively	380	368
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 19,498 and 20,498 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively, convertible to Class A common stock	195	205
Additional paid-in capital	314,955	313,238
Treasury stock, at cost: 6,502 shares of Class A common stock at March 31, 2008 and December 31, 2007	(62,597)	(62,597)
Accumulated other comprehensive loss	—	(61)
Accumulated deficit	(17,808)	(17,282)

Total stockholders’ equity	235,125	233,871

Total liabilities and stockholders’ equity	$300,977	$283,972

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Transaction revenues:
Fully electronic transactions with related parties (Note 9)	$13,506	$16,440
Fully electronic transactions with unrelated parties	—	1,506

Total fully electronic transactions	13,506	17,946
Voice-assisted brokerage transactions with related parties (Note 9)	8,212	6,974
Screen-assisted open outcry transactions with related parties (Note 9)	2,313	1,732

Total transaction revenues	24,031	26,652
Software Solutions fees from related parties (Note 9)	12,969	8,945
Software Solutions and licensing fees from unrelated parties	2,083	3,564
Interest income	1,643	2,473

Total revenues	40,726	41,634

Expenses:
Compensation and employee benefits	14,256	14,166
Occupancy and equipment:
Amortization of software development costs and other intangible assets	4,190	5,525
Other occupancy and equipment	10,091	9,377
Administrative fees to related parties (Note 9)	3,445	3,521
Professional and consulting fees	2,187	2,895
Communications and client networks	2,840	2,103
Marketing	—	226
Other expenses	4,227	2,439

Total operating expenses	41,236	40,252

(Loss) income before income taxes	(510)	1,382
Income tax (benefit) provision	(55)	546

Net (loss) income	(455)	$836

Per share data:
Basic (loss) income per share	$(0.01)	$0.02

Diluted (loss) income per share	$(0.01)	$0.02

Basic weighted average shares of common stock outstanding	50,825	50,423

Diluted weighted average shares of common stock outstanding	50,825	51,441

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

eSpeed, Inc. & Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:

Net (loss) income	$(455)	$836
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,823	8,423
Equity in net loss (income) of unconsolidated investments	1,785	(22)
Unrealized loss from securities owned, at fair value	86	—
Deferred income tax expense	(78)	517
Stock-based compensation	809	794
Tax benefit from stock-based compensation	78	22
Excess tax benefit from stock-based compensation	(13)	(14)
Recognition of deferred revenue	(2,611)	(1,152)

Changes in operating assets and liabilities:
Receivable from related parties (Note 9)	(22,783)	58
Other assets	(6,759)	193
Payable to related parties (Note 9)	1,684	2,355
Accounts payable and accrued liabilities	(2,327)	887
Deferred revenue	671	828

Net cash (used in) provided by operating activities	(22,090)	13,725

Cash flows used in investing activities:
Unsecured loan to related party (Note 9)	(115,000)	—
Secured loan to related party (Note 9)	65,000	—
Purchase of fixed assets	(2,464)	(1,205)
Purchase of marketable securities	—	(2,229)
Capitalization of software development costs	(4,155)	(6,197)
Capitalization of patent defense and registration costs	(520)	(435)
Decrease in restricted cash	302	1,322
Investments	(980)	—

Net cash used in investing activities	(57,817)	(8,744)

Cash flows provided by (used in) financing activities:
Repurchase of Class A common stock	—	(373)
Proceeds from exercises of stock options	1,105	95
Excess tax benefit from stock-based compensation	13	14
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(273)	—

Net cash provided by (used in) financing activities	845	(264)

Net (decrease) increase in cash and cash equivalents	(79,062)	4,717

Cash and cash equivalents at beginning of period	38,051	21,838
Reverse repurchase agreements with related parties at beginning of period (Note 8)	59,806	166,009

Total cash and cash equivalents at beginning of period	97,857	187,847

Cash and cash equivalents at end of period	17,555	5,333
Reverse repurchase agreements with related parties at end of period (Note 8)	1,240	187,231

Total cash and cash equivalents at end of period	18,795	$192,564

Supplemental cash information
Cash paid for income taxes	$323	$35
Supplemental non-cash information
Conversion of Class B common stock into Class A common stock	10	—
Investment in unconsolidated entity	18,333	—

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

On April 1, 2008, BGC Partners, LLC merged (the “merger”) pursuant to the Agreement and Plan of Merger with and into eSpeed, Inc. which was renamed BGC Partners, Inc. (“BGC Partners,” “BGC” or the “Combined Company”). (See Note 16, Subsequent Events, for additional information.)

These Condensed Consolidated Financial Statements reflect the business and financial condition of eSpeed, Inc. on a stand-alone basis, prior to the completion of the merger.

2.	Summary of Significant Accounting Policies

Use of Estimates: The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing Condensed Consolidated Financial Statements are reasonable and prudent. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from the estimates included in these Condensed Consolidated Financial Statements.

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

On January 1, 2007, the FIN 48 adoption date, the Company had $1.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recorded a cumulative effect adjustment of $0.2 million as a decrease to its January 1, 2007 retained earnings for the accrued interest expense on the unrecognized tax benefit. The Company recognizes interest and penalties related to uncertain tax positions as an accrued expense. At March 31, 2008 and December 31, 2007, the Company had $1.7 million, respectively of unrecognized tax benefits. During the three months ended March 31, 2008 and 2007, the Company expensed less than $0.1 million, respectively, of interest expense related to the unrecognized tax benefit. As of March 31, 2008 and December 31, 2007, the Company had approximately $0.4 million, respectively of accrued interest related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state/local or non-U.S. income tax examination by tax authorities for years prior to 2003, 1999 and 2000, respectively.

SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on our financial condition, results of operations or cash flows. The Company has categorized securities owned as Level 1, since their fair value are based on unadjusted quoted prices from active markets.

SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings; and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon the adoption of SFAS 159 on January 1, 2008, the Company reclassified its securities owned from available-for-sale to trading securities. As a result, the related unrealized loss of $61,000 was reclassed from accumulated other comprehensive loss to beginning accumulated deficit, as a cumulative effect adjustment.

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

SFAS No. 141 (R): In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaced SFAS 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and noncontractual contingencies. SFAS 141(R) is effective for the Company January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 141(R).

SFAS No. 161: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhance disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the potential impact of adopting SFAS 161.

3.	Fixed Assets, Net

Fixed assets, net as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Computer and communication equipment	$63,358	$62,663
Software, including software development costs	113,862	110,842
Leasehold improvements and other fixed assets	8,308	7,735

	185,528	181,240
Less: accumulated depreciation and amortization	(124,901)	(119,983)

Fixed assets, net	$60,627	$61,257

Depreciation expense was $3.1 million and $2.9 million for the three months ended March 31, 2008 and 2007, respectively. Depreciation is included in the accompanying Condensed Consolidated Statements of Operations under the caption “Other occupancy and equipment”.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended March 31, 2008 and 2007, software development costs totaling $2.9 million and $6.2 million, respectively, were capitalized. For the three months ended March 31, 2008 and 2007, the Company’s Condensed Consolidated Statements of Operations included $4.1 million and $4.1 million, respectively, in relation to the amortization of software development costs.

4.	Other Intangible Assets, Net

Other intangible assets, net as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Patents, including capitalized legal costs	$32,995	$(29,845)	$3,150	$32,474	$(29,411)	$3,063
Acquired intangibles:
Existing technology	2,832	(1,959)	873	2,832	(1,817)	1,015
Customer contracts	412	(412)	—	412	(412)	—

Total intangible assets subject to amortization	$36,239	$(32,216)	$4,023	$35,718	$(31,640)	$4,078

Horizon license	1,500	—	1,500	1,500	—	1,500

Total other intangible assets	$37,739	$(32,216)	$5,523	$37,218	$(31,640)	$5,578

During the three months ended March 31, 2008 and 2007, the Company recorded intangible amortization expense of $0.6 million and $1.2 million, respectively, which is included under the caption “Amortization of software development costs and other intangible assets” in the accompanying Condensed Consolidated Statements of Operations.

The estimated aggregate amortization expense for the remainder of 2008 and each of the next four fiscal years is as follows: $1.5 million in 2008, $1.6 million in 2009, $0.4 million in 2010, $0.2 million in 2011, and $0.3 million thereafter.

Patents

Wagner Patent: In April 2001, the Company purchased the exclusive rights to United States Patent No. 4,903,201 (the “Wagner Patent”) dealing with the process and operation of electronic futures trading systems that include, but are not limited to, energy futures, interest rate futures, single stock futures and equity index futures. The Wagner Patent expired on February 20, 2007.

The Company purchased the Wagner Patent from ETS for an initial payment of $1.75 million in cash and 24,334 shares of the Company’s Class A common stock valued at $0.5 million. In order to perfect and defend the Company’s rights under the Wagner Patent, the Company incurred substantial legal costs. As of March 31, 2008 and December 31, 2007, the Company had capitalized approximately $21.1 million of related legal costs. The carrying value of the Wagner Patent, including such legal costs, was $0 at March 31, 2008 and December 31, 2007, respectively. The Company recorded amortization expense of $0.0 and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

During the three months ended March 31, 2008 and 2007, the Company recognized revenue from the Wagner Patent of $0 and $1.8 million, respectively, which was included in “Software Solutions and licensing fees from unrelated parties” in the accompanying Condensed Consolidated Statements of Operations. Additionally, the Company recognized fully electronic transactions revenue from the Wagner Patent of $0.0 and $1.3 million for the three months ended March 31, 2008 and 2007, respectively. As of February 20, 2007, the Company no longer receives revenues from this Patent.

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

The warrants expire on August 6, 2011. During the second quarter of 2005, the Company entered into an Amendment Agreement to amend the Purchase Agreement related to the Lawrence Patent. Pursuant to the Amendment Agreement, the Company will be required to pay $0.5 million over four years. Additional payments are contingent upon the generation of related revenues. The carrying value of the Lawrence Patent was $0.9 million at both March 31, 2008 and December 31, 2007.

Automated Auction Protocol Processor Patent: In May 2003, US Patent No. 6,560,580 (the “580 Patent”) was issued to Cantor for an Automated Auction Protocol Processor. The Company is the exclusive licensee of the 580 Patent, which expires in 2016. Under the Amended and Restated Joint Services Agreement between the Company and Cantor (which terminated upon closing of the merger), the Company was responsible for bearing the costs associated with enforcing its rights under the 580 Patent.

Other: The Company has incurred costs in connection with various patent applications. The Company capitalized $0.5 million and $0.4 million of such legal costs for the three months ended March 31, 2008 and 2007, respectively. The carrying value of the capitalized costs related to patent applications was $2.2 million and $2.1 million at March 31, 2008 and December 31, 2007, respectively.

Acquired Intangible Assets

In connection with the acquisition of ITSEcco Holdings Limited and its subsidiaries (“Ecco”) in October 2004, the Company recorded $3.2 million of purchased intangibles. The purchased intangibles consist of $2.8 million in existing technology and $0.4 million of customer contracts, which are amortized on a straight-line basis over their estimated useful lives of five years and two years, respectively. The customer contracts were fully amortized in 2006. The carrying value of the existing technology was $0.9 million and $1.0 million as of March 31, 2008 and December 31, 2007, respectively.

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

5.	Other Supplementary Balance Sheet Information

Other Assets

Other assets at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Licensing fees and other receivables	$5,726	$3,244
Pre-paid expenses	6,856	3,488
Restricted cash	—	302
Income tax receivable	1,118	817
Deferred tax asset	4,521	4,443
Other assets	1,021	422

	$19,242	$12,716

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Deferred revenue	$5,352	$780
Current income tax payable	—	77
Other taxes payable	4,437	3,906
Accrued professional fees	6,104	7,981
Accrued compensation	4,994	3,960
Bank overdraft	1,006	1,308
Loss contingency	3,500	3,500
Other accrued liabilities	9,947	11,583

	$35,340	$33,095

6.	Commitments and Contingencies

Commitments

There have been no significant changes in commitments from the matters described in the Notes to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies, when a legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. Other than what is discussed below, at March 31, 2008 there were no material legal contingencies for which the Company can estimate a possible loss or a range of losses.

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International and EccoWare LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and the Company filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes our case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and ECCO’s products fall outside the scope of Trading Technologies’ patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed and Ecco’s products. As a result, the remaining products at issue in the case are the versions of the eSpeed and Ecco products that have not been on the market in the U.S. since roughly the end of 2004. TT moved for reconsideration of that summary judgment ruling which the court denied. The trial began on September 10, 2007 and ended on October 4, 2007. On October 10, 2007 a jury rendered a verdict that eSpeed and Ecco willfully infringed. The jury awarded damages in the amount of $3.5 million. On January 3, 2008, the court granted eSpeed’s motion for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for new trial. On February 6, 2008, eSpeed’s remittitur motion was conditionally granted and on February 12, 2008, TT accepted the remittitur, which reduces the jury’s verdict to $2.5 million plus interest. Additionally, TT’s motion for pre-judgment interest was granted and interest was set at the prime rate, compounded monthly. Presently pending before the Court is eSpeed’s motion that the patents are unenforceable because of TT’s inequitable conduct. A hearing was held on April 3-4, 2008. The judgment entered by the Court on February 12, 2008 is subject to appeal by both parties. If TT ultimately prevails in the litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases.

In addition to the matters discussed above, we are involved in other legal proceedings that have arisen in the ordinary course of business. None of the currently pending matters are expected to have a material adverse impact on our financial position but may be material to our results of operations or cash flows in a given period.

7.	Investments

Investments as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Freedom International Brokerage	$7,066	$7,064
Aqua	1,582	1,529
EIP Holdings	828	819
ELX	17,465	—
Tradespark	3	3

Total Investments	$26,944	$9,415

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

For the three months ended March 31, 2008 and 2007, the Company’s share of Freedom’s net income was approximately $2,000 and $7,000, respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations.

Aqua: In January 2007, the Company announced the formation of Aqua Securities, LP (“Aqua”), an alternative electronic trading platform which will offer new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Both companies collectively have contributed financial, professional, and technology assets to the new venture, which included all of the Company’s former equities order routing business. In June 2007, the Company contributed to Aqua $0.7 million cash and technology assets with a net book value of approximately $0.6 million. During the fourth quarter of 2007, Aqua received certain FINRA approvals and the Company further contributed to Aqua $0.6 million cash and technology assets with a net book value of approximately $0.5 million. In January 2008 and April 2008, the Company further contributed to Aqua $980,000 and $882,000 in cash, respectively.

For the three months ended March 31, 2008 and 2007, the Company’s share of Aqua’s net loss was approximately $927,000 and $0.0, respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations.

EIP Holdings/Tradespark: The Company has a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings. The Company’s net income from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $9,000, and $15,000 for the three months ended March 31, 2008 and 2007, respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations.

ELX: On December 21, 2007, the Company and 11 other leading financial institutions announced the formation of a limited partnership that will establish a fully-electronic futures exchange. The Company will hold approximately 25% interest in the exchange’s operating limited partnership, ELX Futures, L.P. and its holding company general partner, ELX Futures Holdings, LLC (combined “ELX”). Assuming eSpeed maintains its present ownership percentage, it will be entitled to approximately 25% of distributions from each entity. eSpeed has also entered into a technology services agreement with ELX pursuant to which the Company will provide a software technology license, monthly maintenance support and other technology services as requested by ELX. In conjunction with this transaction, the Company recorded an investment and deferred revenue of approximately $18.3 million in January 2008. The deferred revenue is being amortized over the license agreement term of four years. In addition, the Company will receive approximately $1.1 million per month for providing maintenance services to support the trading platform. For the three months ended March 31, 2008, approximately $4.4 million was recognized in income and is included under the caption “Software Solutions from related parties” in the accompanying Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2008 and 2007, the Company’s share of ELX’s net loss was approximately $0.9 million and $0.0 respectively, and is included under the caption “Other expenses” in the accompanying Condensed Consolidated Statements of Operations.

8.	Reverse Repurchase Agreements

Cash and cash equivalents at March 31, 2008 and December 31, 2007, included $1.2 million and $59.8 million, respectively, of reverse repurchase agreements with Cantor. The Company enters into reverse repurchase agreements with Cantor as short-term investments as part of its overall cash management strategy. The Company’s reverse repurchase agreements mature on a next day basis. Interest rates for the reverse repurchase agreements are reset daily and approximate market rates, which are based on the Federal Funds Rate and the quality of the underlying collateral.

Reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at fair value, approximated by the contractual amount for which the securities can be resold, including accrued interest. It is the Company’s policy to require collateral with a market value equal to or in excess of the principal amount deposited. All collateral is held in third-party custodial accounts. The value and eligibility of the collateral deposited are determined daily by the third-party custodian, and the Company may require Cantor to deposit additional collateral or return amounts deposited when appropriate. Under the terms of these agreements, the securities collateralizing the reverse repurchase agreements are not permitted to be resold or repledged. Cash and collateral for each reverse repurchase agreement are settled daily. As of March 31, 2008, the $1.2 million held in reverse repurchase agreements are fully collateralized by U.S. government securities. The fair value of such collateral at March 31, 2008 and December 31, 2007 totaled $1.3 million and $61.0 million, respectively.

9.	Related Party Transactions

A significant amount of the Company’s revenues, expenses, assets, liabilities and cash flows are dependent on related party transactions with Cantor, BGC, Freedom, and CO2e.com, LLC (“CO2e”). For the year ended December 31, 2007, approximately 45.6% of the Company’s revenues are attributable to Cantor and 35.4% are attributable to BGC.

JOINT SERVICES AGREEMENT

Under the Amended and Restated Joint Services Agreement, dated October 1, 2005 (the “JSA”), with Cantor, as well as under services agreements with Freedom and CO2e, the Company owns and operates the electronic trading systems and is responsible for providing electronic brokerage services, and Cantor and BGC, Freedom and CO2e provide voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. The Company’s agreement with Cantor provides for a perpetual term and may not be unilaterally modified by the Company. The JSA was terminated upon closing of the merger on April 1, 2008. (See Note 16, Subsequent Events, for additional information.)

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

Effective October 1, 2005, the Company amended it’s arrangement with Cantor with respect to Cantor’s Gaming Businesses to allow Cantor to provide their own Gaming Development Services. With that, former eSpeed technical personnel who had been primarily engaged in providing Gaming Development services for Cantor’s Gaming Businesses were hired directly by Cantor. Consequently, the payment provisions in the JSA were amended to provide the Company a 12.5% share of the Gaming Transaction Revenues. In exchange for such revenue share, the Company will provide to Cantor all Gaming-related Ancillary IT services consistent with the Ancillary IT services as is currently provided by eSpeed, and all reasonable replacement Ancillary IT. Further, Cantor will reimburse eSpeed for 100% of all direct costs expended by eSpeed for additional items requested by Cantor, in writing, which are solely dedicated to Cantor’s Gaming Business. eSpeed shall also provide to Cantor access to its business and property, including property, technology, software, and hardware in order to engage in development with respect to the Gaming Business.

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

ADMINISTRATIVE SERVICES AGREEMENT

Under an Administrative Services Agreement (as defined below), Cantor provides various administrative services to eSpeed, including accounting, tax, legal, human resources and facilities management. The Company is required to reimburse Cantor for the cost of providing such services. The costs represent the direct (compensation) and indirect costs (rent, maintenance, equipment and communications) of providing these services. The indirect costs are generally determined by using headcount as the basis for such charges. The Administrative Services Agreement renews automatically for successive one-year terms unless cancelled upon six months’ prior notice by either eSpeed or Cantor. eSpeed incurred administrative fees for such services during the three months ended March 31, 2008 and 2007 totaling $3.4 million and $3.5 million, respectively. Cantor is also authorized to provide these administrative services to the Aqua business. The Administrative Services Agreement was terminated upon closing of the merger on April 1, 2008.(See Note 16, Subsequent Events, for additional information.)

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

Other Transactions

eSpeed currently enters into reverse repurchase agreements with Cantor and its affiliates as short-term investments as part of its overall cash management strategy. At March 31, 2008, the Company had $1.2 million of reverse repurchase agreements (see Note 8, Reverse Repurchase Agreements, for more information regarding these arrangements). As an alternative to its policy of investing its cash in reverse repurchase agreements with Cantor, on July 26, 2007, eSpeed entered into a Secured Promissory Note and Pledge Agreement (the “Secured Loan”) with Cantor in which eSpeed agreed to lend to Cantor up to $100 million (the “Secured Loan Amount”) on a secured basis from time to time. The Secured Loan is guaranteed by a pledge of eSpeed Class A or Class B Common Stock owned by Cantor equal to 125% of the outstanding Secured Loan amount, as determined on a next day basis. The Secured Loan bears interest at the market rate for equity repurchase agreements plus 0.25% and is payable on demand. The Secured Loan was approved by eSpeed’s Audit Committee. At March 31, 2008 and December 31, 2007, the outstanding balance of the Secured Loan was $0 and $65 million, respectively. For the three months end March 31, 2008, Cantor paid eSpeed interest income of approximately $0.1 million. For the year ended December 31, 2007, Cantor paid eSpeed interest income of approximately $1.5 million.

On March 31, 2008, prior to the close of the merger with BGC, eSpeed entered into a 3.875% Promissory Note agreement, whereby eSpeed agreed to lend BGC Holdings, L.P. the principal sum of $115 million. The cash was used for regulatory and other business reasons, in order to establish the post-merger capital structure desired by the parties in a manner that permits certain regulated subsidiaries of BGC Partners to maintain required regulatory capital. An aggregate of $115 million was borrowed, all of which was repaid in full on April 4, 2008.

In February 2006, a subsidiary of Cantor acquired all of the assets of Horizon. Immediately prior to the closing of the acquisition, the Company entered into the Horizon License. In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant, which warrant was not transferred to Cantor (see Note 4, Other Intangible Assets, Net, for more information regarding this transaction).

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

eSpeed’s parent, Cantor, granted certain eSpeed employees awards of partnership units in Cantor with a notional value of $1.0 million. Such partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination, provided that the employee has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. The partnership units were fully vested on date of grant (See Note 10, Stock-Based Compensation, for information regarding the accounting for these partnership units).

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

In January 2007, the Company announced the formation of Aqua Securities Holdings, an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Both companies collectively have contributed financial, professional, and technology assets to the new venture, which will include all of the Company’s former equities order routing business (See Note 7, Investments, for information regarding the accounting).

On December 21, 2007, the Company and 11 other leading financial institutions announced the establishment of a fully-electronic futures exchange. Through a subsidiary, the Company will hold approximately a 25% interest in the exchange’s operating limited partnership, ELX L.P, and its holding company general partner, ELX LLC. (See Note 7, Investments, for information regarding the accounting).

10.	Stock-Based Compensation

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

In connection with the merger, the LT Plan was superseded by a new Participation Plan. (See Note 16, Subsequent Events, for additional information.)

Restricted Stock Units

A summary of the activity associated with restricted stock units for the three months ended March 31, 2008, is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance December 31, 2007	342,325	$9.79
Granted	—	—
Vested	(20,737)	11.36
Forfeited	(1,273)	11.71

Balance March 31, 2008	320,315	$9.68	9.61

Restricted stock units (“RSUs”) granted to employees in December 2007 vest over a three-year period, with 33.3% vesting on each anniversary date. During the three months ended March 31, 2008, no restricted stock units were granted to employees. Restricted stock units received by each non-employee director for their appointment or initial election to the Board of Directors vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of the Board of Directors at the opening of business on such date. During the three months ended March 31, 2008, no restricted stock units were granted to non-employee directors. The fair value of the restricted stock units is determined on the date of grant based on the market value of Class A common stock, and is recognized, net of the effect of estimated forfeitures, over the vesting period. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates. In December 2007, the Board of Directors accelerated the vesting of the majority of the outstanding RSUs. Therefore, at March 31, 2008, there was approximately $2.3 million of total unrecognized compensation expense related to unvested restricted stock units granted under the LT Plan. Total compensation expense related to the restricted stock units before associated income taxes was approximately $ 0.2 million and $0.4 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

Stock Options

A summary of the activity associated with stock options for the three months ended March 31, 2008, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance December 31, 2007	15,526,899	$14.63
Granted	—	—
Exercised	(135,525)	8.15
Forfeited	(28,999)	13.10

Balance March 31, 2008	15,362,375	14.69	4.9	$19,608,859

Options exercisable at March 31, 2008	15,337,892	$14.70	4.9	$19,528,800

During the three months ended March 31, 2008, the Company did not grant any stock options. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A common stock for the 6.0 million options that were in-the-money at March 31, 2008. During the three months ended March 31, 2008 and 2007, the aggregate intrinsic value of options exercised was $0.5 million and $0.1 million, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options generally vest ratably and on a quarterly basis over four years from the grant date. In December 2007, the Board of Directors accelerated the vesting of the majority of outstanding stock options. Therefore, at March 31, 2008, there was approximately $8,000 of total unrecognized compensation expense related to unvested stock options granted under the LT Plan. Total compensation expense related to employee stock options before associated income taxes was approximately $3,500 and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.

The fair value of each stock option award granted is estimated as of the date of grant using a Black-Scholes option pricing model. Expected volatilities are estimated using historical volatility of the Company’s Class A common stock over a preceding period commensurate with the expected term of the options. The expected term of the options represents the period of time that options granted are expected to be outstanding. For options granted subsequent to the adoption of SFAS 123R, the expected term of options granted is derived from the simplified method allowed by Staff Accounting Bulletin No. 107 because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield was assumed to be zero in the option pricing formula since the Company did not pay dividends. In addition, the Company uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for the three months ended March 31, 2008 and 2007, was immaterial. Groups of award recipients that have different exercise behavior are considered separately for valuation purposes.

Partnership Units

eSpeed’s parent, Cantor, has granted certain eSpeed employees, awards of partnership units in Cantor with a notional value of $1.0 million. There were two new grants during the three months ended March 31, 2008 and none for the year ended December 31, 2007. Such partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination, provided that the employee has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due.

The partnership unit awards are accounted for as liability awards under SFAS 123R. The fair value of the liability awards at March 31, 2008, was approximately $0.4 million. For the awards that are not fully vested at grant date, the

Company will recognize non-cash compensation expense for the fair value of the awards as the awards are amortized over the stated vesting periods. For the awards that are fully vested on the date of grant, the Company will recognize non-cash compensation expense at grant date for the fair value of the awards. The liability incurred for such awards will be re-measured at the end of every reporting period, and accordingly, any changes in the fair value of such liability will be recorded by the Company as a non-cash compensation expense. In addition, the quarterly distributions on such units will be included in the Company’s compensation expense as a non-cash charge. For the three months ended March 31, 2008 and 2007, the Company recognized a non-cash charge of $0.05 million and $0.1 million, respectively, related to the partnership units in Cantor. None of the costs of the various benefits provided under the partnership units in Cantor has been or will be paid by eSpeed; however, eSpeed records a non-cash charge included in the accompanying Condensed Consolidated Statements of Operations under the caption “Compensation and employee benefits,” for the amounts that have been or will be paid to the employees by Cantor, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by Cantor.

Business Partner Warrants

A summary of the activity associated with business partner warrants for the three months ended March 31, 2008, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance December 31, 2007	1,986,269	$27.04
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance March 31, 2008	1,986,269	$27.04	3.2

There was no expense related to the business partner warrants during the three months ended March 31, 2008 and 2007, respectively.

11.	Comprehensive (Loss) Income

The components of comprehensive (loss) income were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net (loss) income	$(455)	$836
Change in available-for-sale-securities (See Note 2)	—	(20)

Comprehensive (loss) income	$(455)	$816

12.	Capitalization

The rights of holders of shares of Class A and Class B common stock are substantially identical, except that holders of Class B common stock are entitled to 10 votes per share, while holders of Class A common stock are entitled to one vote per share. Additionally, each share of Class B common stock is convertible at any time, at the option of the holder, into one share of Class A common stock. As of March 31, 2008, Cantor held 99.8% of the Company’s outstanding Class B common stock. The remaining 0.2% of the Company’s Class B common stock was owned by CF Group Management, Inc., the managing general partner of Cantor.

During the three months ended March 31, 2008 and 2007, the Company issued approximately 136,000 and 19,000 shares, respectively, of Class A common stock related to the exercise of employee stock options.

The Company’s Board of Directors has authorized the repurchase of up to $100 million of outstanding Class A common stock. During the three months ended March 31, 2008 and 2007, the Company repurchased no shares of the Company’s Class A common stock under this plan. At March 31, 2008, the Company has approximately $58.2 million remaining from its $100 million buyback authorization.

13.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or restrictions lapsed, resulting in the issuance of common shares that would then share in the earnings of the Company.

The following is a reconciliation of the basic and diluted (loss) earnings per share computations:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Net (loss) income	$(455)	$836
Shares of common stock and common stock equivalents
Weighted average shares used in basic computation	50,825	50,423
Diluted effected of:
Stock options	—	867
Restricted stock units	—	151
Business partner warrants	—	—

Weighted average shares used in diluted computation	50,825	51,441
(Loss) earnings per share
Basic	$(0.01)	$0.02

Diluted	$(0.01)	$0.02

For the three months ended March 31, 2008 and 2007 approximately 9.4 million and 16.4 million securities, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

14.	Regulatory Capital Requirements

Through its subsidiary, eSpeed Brokerage, Inc., formerly known as eSpeed Government Securities, Inc., the Company is subject to the Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934, as amended, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2008, eSpeed Brokerage, Inc. had net capital of $128,900, which was $108,500 in excess of its required net capital.

At March 31, 2008, the Company’s regulated subsidiary has no third party restrictions on its ability to transfer net assets to its parent company, eSpeed, except for its net capital requirements, of $20,400. This amount was deemed immaterial per the requirements of SEC Rule 5-04 of Regulation S-X.

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

Transaction revenues by geographic area were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Transaction revenues:
Europe	$8,401	$7,624
Asia	1,187	976

Total Non Americas	9,588	8,600

Americas	14,443	18,052

Total	$24,031	$26,652

Assets by geographic area were as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Total assets:
Europe	$45,812	$26,619
Asia	3,151	2,240

Total Non Americas	48,963	28,859

Americas	252,014	255,113

Total	$300,977	$283,972

16.	Subsequent Events

On April 1, 2008, BGC Partners, LLC, merged pursuant to the Agreement and Plan of Merger, with and into eSpeed, Inc. Upon closing of the merger, eSpeed, Inc. was renamed BGC Partners, Inc. (the “Combined Company”).

The following are some of the key elements of the merger:

In the merger, an aggregate of 133,860,000 shares of common stock and rights to acquire shares of the Combined Company were issued. Of these shares, 56,000,000 were in the form of Class B common stock or rights to acquire Class B common stock, and the remaining 77,860,000 shares and rights to acquire shares were in the form of Class A common stock or rights to acquire Class A common stock. Stockholders of eSpeed hold the same number and class of shares of the Combined Company’s common stock that they held in eSpeed prior to the merger. As such, the Combined Company had approximately 73 million shares of Class A and Class B common stock outstanding upon closing of the merger. The Combined Company’s Class A common stock trades on the NASDAQ Global Market under the symbol “BGCP.”

Upon closing of the merger, certain related-party agreements terminated, including the JSA and the CO2e services agreements. Under these agreements, which were in effect until completion of the merger, eSpeed was entitled to receive a portion of Cantor’s, BGC’s and CO2e’s revenues as fees for providing electronic brokerage services, voice-assisted brokerage services, fulfillment services and related services such as credit risk management, oversight of customer suitability and regulatory compliance, sales position of products and other services customary to marketplace intermediary operations.

Upon closing of the merger, various administrative agreements that had been in place between the Combined Company and Cantor were replaced with a new administrative agreement. Under the new administrative agreement, the parties will provide administrative and other support services to each other. Such support services include allocations for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal, risk, credit, tax, facilities management, insurance procurement, promotional and marketing, and other miscellaneous services to which the parties reasonably agree.

In connection with the merger, the Combined Company adopted an amended and restated Long-Term Incentive Plan (the “Plan”), which superseded the eSpeed’s LT Plan. The purpose of the Plan is to advance the interests of the Combined Company and its stockholders by providing a means to attract, retain, motivate and reward directors, officers, employees and consultants of and service providers to the Combined Company and its affiliates and to enable such persons to acquire or increase a proprietary interest in the Combined Company, thereby promoting a closer identity of interests between such persons and the Combined Company’s stockholders. Pursuant to the Plan, the total number of shares of stock that may be subject to outstanding awards, determined immediately after the grant of any award, shall not exceed the greater of 40 million shares, or such number that equals 15% of the total number of shares of all classes of the Combined Company’s common stock outstanding at the effective time of such grant, provided that the aggregate number of shares of common stock delivered pursuant to the exercise or settlement of awards granted under the Plan shall not exceed 60 million shares.

On April 1, 2008, the Combined Company, issued approximately 2.2 million restricted stock units to certain employees and others who provide services to the Combined Company. Approximately 1.0 million of these RSUs, with an aggregate estimated fair value of $7.9 million, vest over a two-year period, with 50% vesting in August 2008 and 2009. Approximately 1.2 million of these RSUs, with an aggregate estimated fair value of $11.9 million, vest over a three-year period, with 33.3% vesting in December 2008, 2009 and 2010.

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

On April 1, 2008, BGC Partners, LLC merged pursuant to the Agreement and Plan of Merger with and into eSpeed, Inc. (“eSpeed”) which was renamed BGC Partners, Inc. (“BGC Partners,” “BGC” or the “Combined Company”). In the merger, an aggregate of 133,860,000 shares of common stock and rights to acquire shares of eSpeed, were issued. Of these shares, 56,000,000 were in the form of Class B common stock or rights to acquire Class B common stock, and the remaining 77,860,000 shares and rights to acquire shares were in the form of Class A common stock or rights to acquire Class A common stock. Stockholders of eSpeed hold the same number and class of shares of the eSpeed, common stock that they held in eSpeed prior to the merger. BGC’s Class A common stock trades on the NASDAQ Global Market under the symbol “BGCP.”

This Quarterly Report on Form 10-Q reflects the business and financial condition of eSpeed, on a stand-alone basis, prior to the completion of the merger. Where appropriate or instructive, certain sections of this report refer to the Combined Company after completion of the merger. For further information regarding the merger, you are referred to eSpeed’s Definitive Proxy Statement filed with the Securities and Exchange Commission on February 11, 2008 (the “Merger Proxy Statement”).

The actual results of eSpeed, BGC Partners or the Combined Company following the merger and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy for eSpeed, BGC and/or the Combined Company include, but are not limited to, our relationship with Cantor and its affiliates and any related conflicts of interests, competition for and retention of brokers and other managers and key employees, pricing and commissions and market position with respect to any of our products, and that of our respective competitors, the effect of industry concentration and consolidation, and market conditions, including trading volume and volatility, as well as economic or geopolitical conditions or uncertainties. Results may also be impacted by the extensive regulation of our respective businesses and risks relating to compliance matters, as well as factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk as well as counterparty failure. Factors may also include the costs and expenses of developing, maintaining and protecting intellectual property, including judgments or settlements paid or received in connection with intellectual property or employment or other litigation and their related costs, and certain financial risks, including the possibility of future losses and negative cash flow from operations, risks of obtaining financing and risks of the resulting leverage, as well as interest and currency rate fluctuations. Our ability to meet expectations with respect to payment of dividends, if any, will depend from period to period on our business and financial condition, our available cash, accounting or other charges and other factors relating to our business and financial condition and needs at the time.

Discrepancies may also result from such factors as the ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services, to secure and maintain market share, to enter into marketing and strategic alliances, and other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities, and joint ventures, and the integration of any completed transactions, to hire new personnel, to expand the use of technology for screen-assisted, voice-assisted and fully electronic trading and to effectively manage any growth that may be achieved. Results are also subject to risks relating to the merger and separation of BGC Partners’ businesses and the relationship between the various entities, financial reporting, accounting and internal control factors, including identification of material weaknesses in our internal controls, our ability to prepare historical and pro forma financial statements and reports in a timely manner, and other factors, including those that are discussed under “Risk Factors” in our Annual Report on Form 10-K.

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

Overview

eSpeed is a leader in developing and deploying electronic marketplaces and related trading technology that offer traders access to some of the most efficient, innovative and neutral financial markets in the world. We operate multiple buyer, multiple seller real-time electronic marketplaces for the global capital markets, including the world’s largest government bond markets, the world’s largest foreign exchange markets, and other financial marketplaces, which may be accessed through fully electronic transactions for some products or through an integrated hybrid voice-assisted network accessed by voice brokers. Our suite of marketplace tools provides end-to-end transaction solutions for the purchase and sale of financial products over our global private network or via the Internet. Our neutral platform, reliable network, straight-through processing and proven solutions make us a trusted source for fully electronic and integrated hybrid voice-assisted trading at some of the world’s largest fixed income and foreign exchange trading firms, major exchanges and leading equities trading firms.

Management First Quarter Review and Outlook for the Future

eSpeed strives for consistent growth and profitability while positioning the company for future success. With our merger with BGC Partners, we are making major efforts towards meeting this objective.

Over the last three years, BGC Partners’ growth has been an increasing revenue contributor to eSpeed and eSpeed’s technology has supported BGC Partners’ growth in hybrid and electronic trading. We believe the merger will benefit our customers as we streamline product development and improve our technology, service and execution. With the closing of the merger on April 1, 2008, our stockholders now have a stake in a much larger and faster growing company. The Combined Company has higher earnings and cash flow than eSpeed on a standalone basis, and we expect it to have greater opportunities, advantages and synergies than either company by itself. Finally, our employee-owners have a major equity stake in the Combined Company, which we believe will result in enhanced employee retention.

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

eSpeed has taken an active role in transitioning voice brokered products to a hybrid model. For example, during 2007 we launched a fully electronic BGC Partners-branded European credit default swaps and foreign exchange options trading platform marketed as “BGC Trader.” Further, the Belgian Debt Agency formally recognized BGC Partners as a designated electronic platform after consultation with the banks that are the Primary Dealers in Belgian Government Securities. Commencing in March 2008, the Belgian Primary Dealers are now able to officially meet their obligations on the BGC Partners platform powered by eSpeed. There is uncertainty, however, regarding the pace at which individual markets or financial instruments migrate from voice-only to hybrid and eventually to fully electronic trading.

Other Products and Investments

With our existing relationships, technology, network and prime location on trader desktops, we have the ability to extend our product-line beyond U.S. Treasuries and hybrid voice and screen-assisted markets. We continue to develop and foster the growth of our other products, as well as develop two newer business initiatives, Aqua and ELX, in which we hold an equity interest.

Foreign Exchange—We offer a trading platform that provides foreign exchange spot traders with what we believe is a better way to trade. However, we continue to encounter difficulties sustaining price support from market-makers. Accordingly, we are making strategic adjustments that include the deployment of a complementary second platform targeted at major institutions and market-makers. We believe that this new platform, combined with our experienced sales team and the continued growth in algorithmic trading and desktop traders, has us well positioned to grow our foreign exchange business.

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

Aqua—In January 2007, we announced the formation of Aqua Securities, LP, an alternative electronic trading platform offering new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by eSpeed. Concurrent with this announcement, Kevin Foley relinquished his role as President of eSpeed, to lead this initiative as President and CEO of Aqua. During 2007, both companies collectively contributed financial, professional, and technology assets to the new venture, including eSpeed’s former equities order routing business. (For more information, see Note 7, Investments, of the accompanying Condensed Consolidated Financial Statements).

On December 21, 2007, we and 11 other leading financial institutions announced the establishment of a fully-electronic futures exchange, ELX. Through a subsidiary, we will hold approximately a 25% interest in the exchange’s operating limited partnership, ELX Futures L.P., and its holding company general partner, ELX Futures Holdings LLC. (For more information, see Note 7, Investments, of the accompanying Condensed Consolidated Financial Statements).

EARNINGS SUMMARY

For the first quarter of 2008, we had total revenues, total operating expenses, and a net (loss) income of $40.7 million, $41.2 million and ($0.5) million, respectively, compared with the first quarter of 2007 of $41.6 million, $40.3 million and $0.8 million, respectively. The changes in revenue were principally a result of a decrease in fully electronic transactions with related parties and interest income. These decreases in revenue during the first quarter of 2008 were offset by first quarter 2008 revenue increases from voice-assisted and screen-assisted transactions with related parties and Software Solutions and licensing fees from unrelated parties. Total operating expenses increased during the first quarter of 2008 primarily as a result of increased compensation, other occupancy and communication costs as well as recording our share of net losses from Aqua and ELX, respectively. This increase was partially offset by lower amortization costs from a smaller asset base due to assets impaired during 2007, and the expiration of the Wagner Patent in the first quarter of 2007, and reduced professional and consulting fees.

As we continue in 2008 and beyond as a Combined Company, we will work towards the following goals:

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2008, there were no changes in our policies regarding the use of estimates and other critical accounting policies ( See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K for the year ended December 31, 2007, for additional information relating to our use of estimates and other critical accounting policies).

Results of Operations

Revenues for the Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007.

	Three Months Ended March 31, 2008	Percentage of Total Revenues	Three Months Ended March 31, 2007	Percentage of Total Revenues
	(in thousands)
Transaction revenues
Fully electronic transactions with related parties	$13,506	33.2%	$16,440	39.5%
Fully electronic transactions with unrelated parties	—	0.0%	1,506	3.6%

Total fully electronic transaction revenues	13,506	33.2%	17,946	43.1%
Voice-assisted brokerage transactions with related parties	8,212	20.2%	6,974	16.8%
Screen-assisted open outcry transactions with related parties	2,313	5.7%	1,732	4.2%

Total transaction revenues	24,031	59.1%	26,652	64.0%
Software Solutions fees from related parties	12,969	31.8%	8,945	21.5%
Software Solutions and licensing fees from unrelated parties	2,083	5.1%	3,564	8.6%
Interest income	1,643	4.0%	2,473	5.9%

Total revenues	$40,726	100.0%	$41,634	100.0%

Total transaction revenues

Total transaction revenues for the three months ended March 31, 2008 were $24.0 million compared with $26.7 million during the three months ended March 31, 2007. There were 61 trading days in the three-month period ended March 31, 2008 and 62 trading days in the three-month period ended March 31, 2007. Total volumes transacted increased by $6,949 billion (approximately $6.9 trillion), or 23.5%, to $36,543 billion (approximately $36.5 trillion) for the three months ended March 31, 2008 from $29,594 billion (approximately $29.6 trillion) for the three months ended March 31, 2007. During the three months ended March 31, 2008, fully electronic, voice-assisted and screen-assisted transaction revenues contributed 56.2%, 34.2% and 9.6% of our total transaction revenues, respectively, compared with 67.3%, 26.2% and 6.5% respectively, for three months ended March 31, 2007.

Fully electronic transaction revenues with related parties for the three months ended March 31, 2008 decreased to $13.5 million from $16.4 million during the comparable period in 2007. Certain long-term U.S. Treasury fixed fee agreements were renewed in connection with the formation of ELX, and concurrently with the Company entering into a technology services agreement with ELX.

Fully electronic transaction revenues with unrelated parties relate to transactions that are neither cleared nor transacted by Cantor. For the three months ended March 31, 2008, there were no fully electronic transaction revenues with unrelated parties, as compared with $1.5 million during the comparable period in 2007. These revenues primarily related to Wagner Patent transactions. The Wagner Patent expired on February 20, 2007.

Voice-assisted brokerage transaction revenues with related parties for the three months ended March 31, 2008 were $8.2 million compared with $7.0 million for the three months ended March 31, 2007. Screen-assisted open outcry transaction revenues with related parties for the three months ended March 31, 2008 were $2.3 million, an increase of $0.6 million during the comparable period in 2007. The increase was primarily due to the growth of BGC’s voice brokerage business and market volatility which drives more market volume.

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

Software Solutions fees from related parties

Software Solutions fees from related parties for the three months ended March 31, 2008 were $13.0 million compared with $8.9 million during the comparable period in 2007. This increase was primarily due to technology services and the software license provided to ELX, in conjunction with the technology services agreement, which commenced in January 2008.

Software Solutions and licensing fees from unrelated parties

Software Solutions and licensing fees from unrelated parties for the three months ended March 31, 2008 were $2.1 million compared with $3.6 million during the comparable period in 2007. The decrease is primarily due to the Wagner Patent transactions, which Patent expired on February 20, 2007.

Interest income

During the three months ended March 31, 2008, the blended weighted average interest rate that we earned on overnight reverse repurchase agreements and money market Treasury funds was 3.5% compared with 5.46% during the comparable period in 2007. As a result of the decrease in the weighted average interest rate and lower average cash balances between periods, we generated interest income of $1.6 million for the three months ended March 31, 2008 compared with $2.5 million for the comparable period in 2007. Additionally, for the three months ended March 31, 2008, interest income relating to the Cantor loan was approximately $81,500.

Expenses for the Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007.

	Three Months Ended March 31, 2008	Percentage of Total Expenses	Three Months Ended March 31, 2007	Percentage of Total Expenses
	(in thousands)
Compensation and employee benefits	$14,256	34.6%	$14,166	35.2%
Amortization of software development costs and other intangible assets	4,190	10.2%	5,525	13.7%
Other occupancy and equipment	10,091	24.4%	9,377	23.3%
Administrative fees to related parties	3,445	8.4%	3,521	8.7%
Professional and consulting fees	2,187	5.3%	2,895	7.2%
Communications and client networks	2,840	6.9%	2,103	5.2%
Marketing	—		226	0.6%
Other expenses	4,227	10.2%	2,439	6.1%

Total operating expenses	$41,236	100%	$40,252	100.0%

Compensation and employee benefits

Compensation costs for the three months ended March 31, 2008 were $14.3 million compared with $14.2 million during the comparable period in 2007. The $0.1 million, or 0.7%, increase in compensation costs resulted from annual pay increases, additional headcount and stock-based compensation expense. Substantially all of our employees are full-time employees located predominately in the New York metropolitan area and London. Compensation costs include salaries, bonuses, payroll taxes and costs of employer-provided benefits for our employees.

Amortization of software development costs and other intangible assets

Amortization of software development costs and other intangible assets was $4.2 million for the three months ended March 31, 2008, a decrease of $1.3 million, or 23.6%, compared with $5.5 million during the comparable period in 2007. This decrease was the result of a smaller asset base due to assets impaired during 2007, and the expiration of the Wagner Patent in the first quarter of 2007

Other occupancy and equipment

Other occupancy and equipment costs were $10.1 million for the three months ended March 31, 2008, a $0.7 million, or 7.4%, increase compared with $9.4 million for the comparable period in 2007. The increase was attributable to the cost to operate our new northeast data center opened in late 2007.

Administrative fees to related parties

Under an Administrative Services Agreement, Cantor provides various administrative services to us, including accounting, tax, legal, human resources and facilities management, for which we reimburse Cantor for the direct and indirect costs of providing such services.

Administrative fees to related parties slightly decreased to $3.4 million for the three months ended March 31, 2008 compared with $3.5 million for the comparable period in 2007. Administrative fees to related parties are dependent upon both the costs incurred by Cantor and the amount of Cantor’s administrative services that is utilized by us.

Professional and consulting fees

Professional and consulting fees were $2.2 million for the three months ended March 31, 2008 compared with $2.9 million for the comparable period in 2007, a decrease of 24.1%. This decrease was primarily the result of reduced legal expenses incurred in connection with an ongoing patent litigation, slightly offset by increased audit expenses.

Communications and client networks

Communications and client networks costs were $2.8 million for the three months ended March 31, 2008 compared with $2.1 million for the comparable period in 2007. In the first quarter of 2008 we incurred additional ongoing costs related to the opening of our new northeast data center and increased circuit costs for our private client network.

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

Other expenses

Other expenses consist primarily of insurance costs, recruiting, travel, net losses or income from our equity investments, promotional and entertainment expenditures. For the three months ended March 31, 2008, other expenses were $4.2 million, an increase of approximately $1.8 million, or 75%, compared with other expenses of $2.4 million for the comparable period in 2007. The increase was primarily due to equity losses in Aqua and ELX, which were $0 for the three months ending March 31, 2007.

Income taxes

During the three months ended March 31, 2008, we recorded an income tax benefit of $0.1 million compared with an income tax expense of $0.5 million during the three months ended March 31, 2007. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	1Q07	2Q07	3Q07	4Q07	1Q08
Volume (in billions)
Fully Electronic Volume – Excluding New Products	$11,809	$10,281	$12,689	$11,364	$13,155
Fully Electronic Volume – New Products	1,415	1,066	990	1,335	1,405

Total Fully Electronic Volume	13,224	11,347	13,679	12,699	14,560
Voice-Assisted Volume	8,884	9,820	10,883	9,769	12,967
Screen-Assisted Volume	7,486	7,317	8,438	7,503	9,016

Total Voice/Screen-Assisted Volume	16,370	17,137	19,321	17,272	21,983

Total Volume	$29,594	$28,484	$33,000	$29,971	$36,543

Transaction Count (in thousands)
Fully Electronic Transactions – Excluding New Products	2,062	1,749	2,661	2,811	3,866
Fully Electronic Transactions – New Products	144	154	128	126	248

Total Fully Electronic Transactions	2,206	1,903	2,789	2,937	4,114
Voice-Assisted Transactions	201	210	216	202	232
Screen-Assisted Transactions	93	114	119	117	136

Total Voice/Screen-Assisted Volume	294	324	335	319	368

Total Transactions	2,500	2,227	3,124	3,256	4,482

Trading Days	62	64	63	62	61
U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$34,437	$33,100	$39,414	$35,044	$41,815
Average Daily U.S. Treasury Volume	$555	$517	$626	$565	$685

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

Fully electronic volume on our system, excluding new products, was $13.2 trillion for the first quarter of 2008 up 11.9% from $11.8 trillion for the first quarter of 2007. Fully electronic volume on our system for new products, which we define as foreign exchange, interest rate swaps, repurchase agreements, futures, and credit default swaps was, $1.4 trillion in the first quarter of 2008, flat to the first quarter of 2007. Our combined voice-assisted and screen-assisted volume in the first quarter of 2008 was $22.0 trillion, an increase of 34.1% from $16.4 trillion in the first quarter of 2006.

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

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. At March 31, 2008, we had cash and cash equivalents of $18.8 million, a decrease of $79.1 million compared with $97.9 million at December 31, 2007. This decrease in cash is primarily related to a new 3.875% Promissory Note agreement (the “Promissory Note”), entered into with BGC on March 31, 2008, prior to the close of the merger, whereby eSpeed agreed to lend BGC Holdings, L.P. the principal sum of $115 million. The cash was used for regulatory and other business reasons, in order to establish the post-merger capital structure desired by the parties in a manner that permits certain regulated subsidiaries of BGC Partners to maintain required regulatory capital. This was offset by the payback of an outstanding balance of $65 million on the Secured Promissory Note and Pledge Agreement dated July 26, 2007 (the “Secured Loan”) with Cantor in which we agreed to lend Cantor up to $100 million on a secured basis from time to time. As of March 31, 2008, the outstanding balance of the Promissory Note was $115 million, all of which was repaid on April 4, 2008; and the outstanding balance on the Secured Loan was $0.

Operating Activities

During the three months ended March 31, 2008, our operating activities used cash of $22.1 million compared with cash provided of $13.7 million during the comparable period in 2007. For the three months ended March 31, 2008, we recorded a net loss of $0.5 million compared with the three months ended March 31, 2007, in which we recorded net income of $0.8 million. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, the payable to related parties and receivable from related parties changed by $22.2 million primarily due to the timing of payments. Additionally, other assets increased by $7.0 million due to increased license fee and other receivables, and prepaid computer maintenance and insurance expenses, during the three months ended March 31, 2008.

Our operating cash flows consist of transaction revenues and Software Solutions fees from related and unrelated parties, licensing fees from unrelated parties, various fees paid to or costs reimbursed to Cantor, other costs paid directly by us and interest income. In its capacity as a fulfillment service provider, Cantor processes and settles transactions and, as such, collects and pays the funds necessary to clear transactions with the counterparty. In doing so, Cantor receives our portion of the transaction fee and, in accordance with the JSA, remits the amount owed to us. In addition, we have entered into similar services agreements with BGC, Freedom and CO2e.com, LLC (“CO2e”). Under the Administrative Services Agreement, the Joint Services Agreement and the services agreements with Cantor, BGC, Freedom, and CO2e, any net receivable or payable is settled monthly. The Administrative Services Agreement, the Joint Services Agreement and the Services Agreements with parties other than Freedom, were terminated or amended at the closing of the merger. (For more information, see Note 16, Subsequent Events, in the accompany Condensed Consolidated Financial Statements.)

Investing Activities

During the three months ended March 31, 2008, we used cash in investing activities of $57.8 million compared with $8.7 million during the comparable period in 2007. The increase was primarily related to the Promissory Note to BGC Holdings of $115 million offset by the payback of the Secured Loan to Cantor of $65 million. For more information, see Note 9, Related Party Transactions, of the accompanying Condensed Consolidated Financial Statements.

Other uses of cash for the three months ended March 31, 2008 as compared with March 31, 2007 included $1.0 million of investments in our unconsolidated entities and a $1.3 million increase in the purchase of fixed assets. These were offset by a decrease in capitalized software development costs of $2.0 million and a decrease in restricted cash of $1.0 million

Financing Activities

During the three months ended March 31, 2008, our financing activities provided cash of $0.8 million compared with cash used by financing activities of $0.3 million in the comparable period in 2007. The cash provided by financing activities primarily related to cash received from stock option exercises. During the three months ended March 31, 2008, we made no Class A common stock repurchases under our repurchase plan approved by our Board of Directors. However, during the three months ended March 31, 2007, we did make cash outflows related to cash settlements for purchases of our Class A common stock from the year ended December 31, 2006. Our Board of Directors has authorized the repurchase of up to $100 million of our outstanding Class A common stock, of which $58.2 million remained available for repurchase as of March 31, 2008. In the future, we may repurchase shares opportunistically.

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

We cannot assure you that we will be able to obtain additional financing when needed on terms that are acceptable, if at all. We are continually considering such options, including the possibility of additional repurchases of our Class A common stock, and their effect on our liquidity and capital resources. On April 18, 2008, BGC Partners, Inc., filed a Registration Statement on Form S-1 document with the Securities and Exchange Commission for a proposed public offering by BGC Partners and certain Selling Stockholders, including Cantor, of Class A common stock having a value of up to $460,000,000.

1. Aggregate Contractual Obligations

As of March 31, 2008, there were no material changes to our aggregate contractual obligations, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2007. We will continue to include our income tax liabilities in the “Contractual Obligations” table in our Annual Report on Form 10-K for the year ending December 31, 2008.

2. Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On January 1, 2007, the FIN 48 adoption date, the Company had $1.7 million respectively of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recorded a cumulative effect adjustment of $0.2 million as a decrease to its January 1, 2007 retained earnings for the accrued interest expense on the unrecognized tax benefit. The Company recognizes interest and penalties related to uncertain tax positions as an accrued expense. At March 31, 2008 and December 31, 2007, the Company had $1.7 million, respectively of unrecognized tax benefits, respectively. During the three months ending March 31, 2008 and March 31, 2007, the Company expensed less than $0.1 million, respectively of interest expense related to the unrecognized tax benefit. As of March 31, 2008 and December 31, 2007, the Company had approximately $0.4 million, respectively of accrued interest related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state/local or non-U.S. income tax examination by tax authorities for years prior to 2003, 1999 and 2000, respectively.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our financial condition, results of operations or cash flows. The Company has categorized securities owned as Level 1, since their fair value are based on unadjusted quoted prices from active markets.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon the adoption of SFAS 159 on January 1, 2008, the Company reclassified its marketable securities from available-for-sale to trading securities. As a result, the related unrealized loss of $61,000 was reclassed from accumulated other comprehensive loss to beginning accumulated deficit, as a cumulative effect adjustment.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and noncontractual contingencies. SFAS 141(R) also amends the recognition criteria for contingent consideration. SFAS 141(R) is effective for the Company January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 141(R) on its Condensed Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhance disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the potential impact of adopting SFAS 161.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2008, we had invested $1.2 million of our cash in securities purchased under reverse repurchase agreements with related parties, which are fully collateralized by U.S. government securities and are held in third-party custodial accounts. These reverse repurchase agreements have a next day maturity and, as such, are highly liquid.

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

We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income of our international operations of approximately $218,000 for the three months ended March 31, 2008.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the disclosure controls and procedures of eSpeed, Inc. (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended as of the end of the period covered by this report, have concluded that, based on such evaluation, eSpeed, Inc.’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in eSpeed, Inc.’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during eSpeed, Inc.’s first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, eSpeed, Inc.’s internal control over financial reporting. However, on April 1, 2008, eSpeed, Inc. merged with BGC Partners, LLC to form BGC Partners, Inc., BGC Partners, Inc. does have a material weakness.

In 2007, the management of the BGC Partners, LLC identified a material weakness in its internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board, including the lack of a formal, documented closing process designed to identify key financial reporting risks. This weakness may indicate a heightened risk that the BGC Partners, LLC and Combined Company annual or interim financial statements could contain a material misstatement. We are in the process of implementing the following initiatives which are aimed at addressing this weakness:

•	establishing what we believe are appropriate internal controls for the monthly closing process, including a more formal schedule and account substantiation and reconciliation tools;

•	establishing a single global general ledger with a standard global chart of accounts; and

•	taking steps aimed at ensuring that we have the appropriate staff within our organization.

PART II. OTHER INFORMATION

ITEM 5.	Legal Proceedings

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International and EccoWare LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes our case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and ECCO’s products fall outside the scope of Trading Technologies’ patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed and Ecco’s products. As a result, the remaining products at issue in the case are the versions of the eSpeed and Ecco products that have not been on the market in the U.S. since roughly the end of 2004. TT moved for reconsideration of that summary judgment ruling which the court denied. The trial began on September 10, 2007 and ended on October 4, 2007. On October 10, 2007 a jury rendered a verdict that eSpeed and Ecco willfully infringed. The jury awarded damages in the amount of $3.5 million. On January 3, 2008, the court granted eSpeed’s motion for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for new trial. On February 6, 2008, eSpeed’s remittitur motion was conditionally granted and on February 12, 2008, TT accepted the remittitur, which reduces the jury’s verdict to $2.5 million plus interest. Additionally, TT’s motion for pre-judgment interest was granted and interest was set at the prime rate, compounded monthly. Presently pending before the Court is eSpeed’s motion that the patents are unenforceable because of TT’s inequitable conduct. A hearing was held on April 3-4, 2008. The judgment entered by the Court on February 12, 2008 is subject to appeal by both parties. If TT ultimately prevails in the litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2008 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.
(Registrant) (formerly known as eSpeed, Inc. on March 31, 2008)

/s/ Howard W. Lutnick
Howard W. Lutnick
Chairman of the Board Co-Chief Executive Officer

/s/ Robert K. West
Robert K. West
Chief Financial Officer

Date: May 12, 2008