Form 10-Q
period 2008-06-30
BGC Partners, Inc.
filed 2008-08-11
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On August 6, 2008, the registrant had 50,920,062 shares of Class A common stock, $0.01 par value, and 31,848,107 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to:

•	our relationship with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”) and any related conflicts of interest, competition for and retention of brokers and other managers and key employees;

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and consolidation;

•	market conditions, including trading volume and volatility;

•	economic or geopolitical conditions or uncertainties;

•	the extensive regulation of the Company’s businesses and risks relating to compliance matters;

•	factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk, as well as counterparty failure;

•

the costs and expenses of developing, maintaining and protecting intellectual property, including judgments or settlements paid or received in connection with intellectual property, or employment or other litigation and their related costs and certain financial risks, including the possibility of future losses and negative cash flow from operations, risks of obtaining financing and risks of the resulting leverage, as well as interest and currency rate fluctuations;

•

the ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services and to secure and maintain market share;

•

the ability to enter into marketing and strategic alliances and other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and the integration of any completed transactions;

•	the ability to hire new personnel;

•	the ability to expand the use of technology for screen-assisted, voice-assisted and fully electronic trading;

•	effectively managing any growth that may be achieved;

•

financial reporting, accounting and internal control factors, including identification of any material weaknesses in our internal controls and our ability to prepare historical and pro forma financial statements and reports in a timely manner;

•

the ability to meet expectations with respect to payment of dividends and repurchases of our common stock or purchases of BGC Holdings, L.P. (“BGC Holdings”) limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, and our employees; and

•	the risks and other factors described under the heading “Risk Factors” and elsewhere in our final prospectus filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2008.

The foregoing risks and uncertainties, as well as those risks discussed under the headings “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-Q, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the SEC, and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

WHERE YOU CAN FIND MORE INFORMATION

Our Internet website address is www.bgcpartners.com. Through our Internet website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our quarterly reports on Form 10-Q; our current reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D and 13G filed on behalf of Cantor, our directors and our executive officers; and amendments to those reports.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$305,505	$277,299
Cash segregated under regulatory requirements	2,109	2,683
Reverse repurchase agreements	177,209	148,249
Loan receivable from related party	—	65,000
Securities owned, at fair value	31,672	34,088
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	618,488	221,079
Accrued commissions receivable	156,988	140,887
Forgivable and other loan receivables from employees	67,965	63,304
Fixed assets, net	137,991	137,815
Investments	29,748	12,264
Goodwill	67,826	62,826
Other intangible assets, net	14,529	15,676
Receivables from related parties	102,790	131,811
Other assets	68,204	64,648

Total assets	$1,781,024	$1,377,629

Liabilities and Stockholders’ and Members’ Equity
Accrued compensation	$100,526	$85,470
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	400,500	270,465
Securities loaned	289,117	—
Payables to related parties	120,512	139,500
Accounts payable and accrued liabilities	210,581	206,847
Deferred revenue	18,843	6,852
Long-term debt to related parties (Note 10)	—	196,818
Long-term debt (Note 14)	150,000	—

Total liabilities	1,290,079	905,952
Commitments, contingencies and guarantees (Note 16)	—	—
Redeemable partnership interest (Note 2)	113,354
Minority interest (Note 2)	171,016	2,352
Stockholders’ and members’ equity (Note 2)
Members’ equity	—	235,454
Class A common stock, par value $0.01 per share, 500,000 shares authorized; 57,582 and 36,796 shares issued at June 30, 2008 and December 31, 2007, respectively, and 50,905 and 30,294 shares outstanding at June 30, 2008 and December 31, 2007, respectively	576	368
Class B common stock, par value $0.01 per share, 100,000 shares authorized; 31,848 and 20,498 shares outstanding at June 30, 2008 and December 31, 2007, respectively, convertible into Class A common stock	318	205
Additional paid-in capital	275,437	313,238
Treasury stock, at cost: 6,677 and 6,502 shares of Class A common stock at June 30, 2008 and December 31, 2007, respectively	(63,948)	(62,597)
Retained deficit	(5,808)	(17,282)
Accumulated other comprehensive loss	—	(61)

Total stockholders’ and members’ equity	206,575	469,325
Total liabilities and other equity	$1,781,024	$1,377,629

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Commissions	$212,541	$190,711	$466,572	$380,815
Principal transactions	66,062	58,263	117,958	111,273
Fees from related parties	18,599	7,898	39,512	18,791
Market data	5,101	5,359	10,645	9,732
Software solutions	1,454	2,778	3,537	6,342
Interest income	3,931	5,945	7,784	15,012
Other (losses) revenues	(2,216)	2,002	(3,426)	4,067

Total revenues	305,472	272,956	642,582	546,032

Expenses:
Compensation and employee benefits	176,921	159,613	451,466	318,320
Allocation of net income to founding/working partners units	7,133	—	7,133	—
Allocation of net income to REUs	252	—	252	—

Total compensation and employee benefits	184,306	159,613	458,851	318,320
Occupancy and equipment	28,775	29,581	59,497	59,030
Fees to related parties	3,140	4,607	9,680	10,963
Professional and consulting fees	11,803	14,329	27,349	23,854
Communicatons	17,041	13,950	33,761	28,068
Selling and promotion	15,070	13,795	30,305	26,799
Commissions and floor brokerage	6,185	2,588	9,898	7,966
Interest expense	3,628	9,065	11,291	18,748
Other expenses	3,391	14,580	9,626	19,908

Total expenses	273,339	262,108	650,258	513,656

Income (loss) from continuing operations before minority interest and income taxes	32,133	10,848	(7,676)	32,376
Minority interest	11,426	894	12,080	1,049
Provision (benefit) for income taxes	8,723	(2,697)	16,793	(365)

Net income (loss) available to common stockholders	$11,984	$12,651	$(36,549)	$31,692

Per share data (Note 2):

Basic earnings (loss) per share
Net income (loss) available to common stockholders	$11,984	$12,651	$(36,549)	$31,692

Basic earnings (loss) per share	$0.16	$0.07	$(0.28)	$0.17

Basic weighted average shares of common stock outstanding	75,194	184,308	130,081	184,295

Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$30,069	$12,651	$(18,464)	$31,692

Fully diluted earnings (loss) per share	$0.16	$0.07	$(0.10)	$0.17

Fully diluted weighted average shares of common stock outstanding	190,121	185,353	186,045	185,451

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITES
Net (loss) income available to common stockholders	$(36,549)	$31,692
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Compensation related to partner redemptions	84,063	—
Allocations of net income to founding/working partners units and REUs	7,385	—
Fixed asset depreciation and intangible asset amortization	28,821	30,826
Forgivable loan amortization	15,065	19,471
Stock-based compensation	4,129	1,938
Impairment of long-lived assets	—	4,010
Unrealized loss on securities owned	—	103
Minority interest	12,080	1,049
Deferred tax provision (benefit)	790	(5,338)
Recognition of deferred revenue	(4,488)	(2,359)
Equity in net loss of unconsolidated investments	3,072	103
Other	(69)	(72)
Changes in operating assets and liabilities:
Decrease (increase) in cash segregated under regulatory requirements	574	(739)
Increase in securities purchased under agreements to resell	(28,960)	(29,671)
Decrease in securities owned	2,416	32,397
Increase in receivables from brokers, dealers, clearing organizations, customers and related broker- dealers	(397,409)	(366,224)
Increase in accrued commissions receivable, net of allowance for doubtful accounts	(16,101)	(22,721)
Increase in receivables from related parties	(88,278)	(3,542)
Increase in forgivable loans and other receivables from employees	(19,726)	(30,647)
(Increase) decrease in other assets	(2,125)	3,965
Increase in accrued compensation	14,804	52,087
Decrease in securities sold under agreements to repurchase	—	(24,232)
Increase in securities loaned	289,117	19,696
Increase in payable to brokers, dealers, clearing organizations, customers and related broker-dealers	130,035	334,201
Increase (decrease) in payables to related parties	102,665	(11,057)
Increase in deferred revenue	2,367	3,303
Increase (decrease) in accounts payable, accrued and other liabilities	940	(14,334)

Net cash provided by operating activities	104,618	23,905

(Continued)

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of secured loan by related party	65,000	—
Purchases of fixed assets	(20,117)	(15,643)
Decrease in restricted cash	302	1,827
Capitalization of software development costs	(8,438)	(11,600)
Capitalization of patent defense and registration costs	(1,057)	(766)
Investment in Radix	(5,000)
Investment in unconsolidated entities	(2,153)	(750)

Net cash provided by (used in) investing activities	28,537	(26,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distribution upon separation/merger	(130,000)	—
Long-term borrowings	150,000	36,991
Intercompany long-term repayments	(196,818)	(46,000)
Proceeds from primary offering of Class A common stock, net	72,342	—
Repurchase of Class A common stock	(1,351)	(373)
Proceeds from exercises of stock options and warrants	1,138	165
Excess tax benefit from stock-based compensation	13	49
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(273)	—

Net cash used in financing activities	(104,949)	(9,168)

Net increase (decrease) in cash and cash equivalents	28,206	(12,195)
Cash and cash equivalents at beginning of period	277,299	130,888

Cash and cash equivalents at end of period	$305,505	$118,693

Supplemental cash information:
Cash paid during the period for taxes	$7,108	$3,576

Cash paid during the period for interest	$9,404	$18,530

Supplemental non-cash information:
Conversion of Class B common stock into Class A common Stock	$10
Investment in unconsolidated entity	18,333
Issuance of equity instruments upon merger	(281,650)
Fees related to primary offering of Class A common stock included in accounts payable and accrued liabilities	(4,858)
Forgiveness/net settlement of receivables from and payables to related parties, net	4,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

On April 1, 2008, BGC Partners, LLC merged with and into eSpeed, Inc. (“eSpeed”), which survived the merger and was renamed BGC Partners, Inc. (“BGC Partners,” “BGC” or the “Company”). In the merger, an aggregate of 133,860,000 shares of common stock and rights to acquire shares of BGC Partners were issued. Of these, 56,000,000 were in the form of Class B common stock or rights to acquire Class B common stock, and the remaining 77,860,000 were in the form of Class A common stock or rights to acquire Class A common stock. Stockholders of eSpeed held the same number and class of shares of BGC Partners common stock immediately after the merger that they held in eSpeed immediately prior to the merger. BGC Partners’ Class A common stock trades on the NASDAQ Global Market under the symbol “BGCP.”

BGC Partners is a global inter-dealer broker specializing in trading financial instruments and related derivative products. BGC Partners provides integrated voice and electronic (“hybrid”) execution and other brokerage services to many banks, broker-dealers, investment banks and investment firms for a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equity derivatives, credit derivatives, futures, structured products and other instruments. Through its eSpeed and BGCantor Market Data brands, the Company also offers financial technology solutions, market data and analytics related to select financial instruments and markets. The Company’s brokerage services include execution, clearing, processing and other back office services. BGC Partners has offices in New York and London, as well as Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Nyon, Paris, Seoul, Singapore, Sydney, Tokyo and Toronto.

The merger has been accounted for as a combination of entities under common control. eSpeed was deemed the acquirer and BGC Partners, LLC was deemed the acquiree. According to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, since the merger was a transaction between entities under common control, the assets and liabilities of the BGC Partners, LLC were transferred at historical cost and the results of operations and cash flows have been reflected in the accompanying unaudited condensed consolidated financial statements as if the merger occurred as of the earliest period presented.

The Company’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Condensed Consolidated Statements of Financial Condition, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows of the Company for the interim periods presented. These unaudited condensed consolidated financial statements reflect the historical financial position, results of financial operations and cash flows of BGC Partners as if the merger occurred as of the earliest period presented, with the exception of certain capital and tax modifications which became effective as of April 1, 2008. Specifically, the historical financial statements of BGC Partners, for the periods prior to April 1, 2008, do not give effect to the following matters, which are described in more detail in Note 2, The Separation, Merger and Recapitalization, Note 3, Tax Restructuring and Note 4, Earnings Per Share:

•	The capitalization of the acquired net assets of BGC Partners, LLC;

•	Modification in tax structure;

•	Allocations of net income (loss) to founding/working partners units and REUs;

•	Minority interest held by Cantor; and

•	Basic and fully diluted earnings per share calculations.

This report should be read in conjunction with the audited supplemental consolidated financial statements and notes for the year ended December 31, 2007, as well as the unaudited supplemental condensed consolidated financial statements and notes for the three months ended March 31, 2008, and the unaudited pro forma consolidated financial statements, included in the Company’s final prospectus filed with the SEC on June 6, 2008. The results of operations for the interim period are not necessarily indicative of results to be expected for the entire year.

Recently Adopted Accounting Pronouncements:

SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. SFAS 157 nullifies the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day-one gain or loss on derivative contracts where the firm cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, SFAS 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, SFAS 157 prohibits the recognition of block discounts for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of SFAS 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. The Company adopted the provisions of SFAS 157 when they became effective on January 1, 2008.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

•	Level 1 measurements—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 measurements—Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

•	Level 3 measurements—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value, the Company separates its financial instruments owned and its financial instruments sold, but not yet purchased into two categories: cash instruments and derivative contracts.

•

Cash Instruments—The Company’s cash instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, certain sovereign government obligations and active listed equities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, certain sovereign government obligations, money market securities, and less liquid listed equities, state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

•

Derivative Contracts—The Company’s derivative contracts can be exchange-traded or OTC. Exchange-traded derivatives typically fall within Level 1 or Level 2 of the fair value hierarchy, depending on whether they are deemed to be actively traded or not. The Company generally values exchange-traded derivatives using the closing price of the exchange-traded derivatives. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

See Note 5 for further information on SFAS 157.

SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company as of January 1, 2008. On January 1, 2008, the Company adopted the fair value option for its available-for-sale securities. The change in fair value of these instruments is recorded in Principal transactions. As a result, the related unrealized loss of approximately $61,000 for the year ended December 31, 2007 was reclassified from Accumulated other comprehensive loss to beginning Retained deficit, as a cumulative effect adjustment.

New Accounting Pronouncements:

SFAS No. 141(R): In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and non-contractual contingencies. SFAS 141(R) also amends the recognition criteria for contingent consideration. SFAS 141(R) is effective as of January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 141(R) on its consolidated financial statements.

SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective as of January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 160.

SFAS No. 161: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the potential impact of adopting SFAS 161.

FASB Staff Position (“FSP”) No. EITF 03-6-1: In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting EITF 03-6-1.

2.	The Separation, Merger and Recapitalization

The Separation

On March 31, 2008, Cantor contributed the businesses of its inter-dealer brokerage business, known as the BGC Division, to BGC Partners, LLC and its subsidiaries. As part of the separation, two operating partnerships, BGC Partners, L.P. (“BGC US”) and BGC Global Holdings, L.P. (“BGC Global”), were established as wholly-owned subsidiaries of BGC Holdings, L.P. (“BGC Holdings”), a wholly-owned subsidiary of BGC Partners, LLC.

In connection with the separation, Cantor redeemed certain limited partnership interests in Cantor held by certain of its limited partners for limited partnership interests in BGC Holdings and rights to receive, following the merger, distributions of the Company’s stock owned by Cantor. The limited partnership interests in BGC Holdings issued at the separation are referred to as founding partner interests.

The Merger

On April 1, 2008, BGC Partners, LLC merged with and into eSpeed to form BGC Partners. In connection with the merger, eSpeed contributed its assets and liabilities to BGC US and BGC Global in exchange for limited partnership interests in these entities.

As a result of the separation and merger, the following four economic ownership classes of the Company were established:

Founding/working partners

Founding/working partners have a limited partnership interest in BGC Holdings. Prior to the merger, this interest was accounted for as a component of members’ equity in the stockholders’ and members’ equity section of the Condensed Consolidated Statements of Financial Condition. With effect from the merger, the Company accounts for this interest in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, which states that preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. Because Cantor has the right of first refusal with respect to the redemption of founding/working partners units, the Company’s obligation to redeem the units is conditional upon events outside its control. Accordingly, the Company classifies the interest of the founding/working partners between liabilities and permanent capital, as Redeemable partnership interest on the Condensed Consolidated Statements of Financial Condition.

Additionally, founding/working partners receive allocations of net income based on their pro rata share of economic ownership. This allocation is reflected on the Company’s Condensed Consolidated Statements of Operations as Allocation of net income to founding/working partners units, which is a separate component of compensation expense.

REUs

In connection with the merger, BGC Holdings issued REUs to certain of its limited partners. The REUs entitle the holder to participate in distributions of BGC Holdings’ income and to receive post-termination payments equal to the notional value of the grant in four equal yearly installments after the holder’s termination. At Cantor’s discretion, the REUs may also be exchangeable for Class A common stock on a one-for-one basis. The allocation of income to REUs is reflected on the Company’s Condensed Consolidated Statements of Operations as Allocation of net income to REUs, which is a separate component of compensation expense.

Cantor

Cantor’s limited partnership interest in BGC Holdings as a result of its contribution of the BGC Division is reflected as a component of minority interest on the Company’s Condensed Consolidated Statements of Financial Condition. Cantor receives allocations of net income based on its pro rata share of economic ownership. This allocation is reflected as a component of Minority interest on the Company’s Condensed Consolidated Statements of Operations.

Common stockholders

Common stockholders’ interest is the interest held by the public, including Cantor, in the form of Class A and Class B common stock. This interest is reflected as Stockholders’ equity on the Company’s Condensed Consolidated Statements of Financial Condition.

Primary and Secondary Offerings

On June 10, 2008, the Company closed an underwritten public offering of additional shares of its Class A common stock. The offering was composed of a primary offering (the “Primary Offering”) of 10,000,000 newly issued shares offered by the Company and a secondary offering (the “Secondary Offering”) of 10,000,000 issued and outstanding shares offered by Cantor and certain limited partners of Cantor and founding partners of BGC Holdings (“the Selling Stockholders”). In the Secondary Offering, 3,926,178 shares were offered by Cantor and 6,073,822 shares were offered by certain limited partners of Cantor and founding partners of BGC Holdings.

The offering price to the public was $8.00 per share, and the price, net of underwriters’ discount of 3.5%, was $7.72 per share. The Company received net proceeds of $77.2 million as a result of the Primary Offering. Offering expenses, other than underwriters’ discounts, of approximately $4.9 million were incurred by the Company. The Company did not receive any net proceeds from the sales of common stock offered by the Selling Stockholders in the Secondary Offering.

Immediately following the Primary Offering, the Company repurchased 175,000 shares of Class A common stock from one of its executive officers for $7.72 per share, totaling approximately $1.4 million. BGC Partners contributed the remaining net proceeds from the Primary Offering to BGC US and BGC Global in exchange for additional partnership interests on a one-for-one basis. BGC US and BGC Global expect to use such proceeds for general corporate purposes, including potential acquisitions.

3.	Tax Restructuring

eSpeed was a United States corporation and reported and paid U.S. federal income taxes as well as taxes to other jurisdictions in which it or its subsidiaries conducted business. Historically, much of BGC Partners, LLC had operated through entities that were treated as partnerships for U.S. federal income tax purposes. As such, much of the income was not subject to U.S. federal and state income taxes because taxes related to income earned by partnerships represent obligations of the individual partners. BGC Partners, LLC did have certain companies that were incorporated and subject to U.S. federal, state and local income tax and they did report and pay U.S federal, state and local income taxes. Outside the United States, BGC Partners, LLC had operated principally through subsidiary corporations subject to local income taxes. Prior to April 1, 2008, income taxes reported on the consolidated financial statements for BGC Partners, LLC were primarily attributable to taxes incurred by its incorporated U.S entities and by non-U.S. entities. Subsequent to the merger, the consolidated financial statements of the Company include U.S. federal, state and local income taxes on its allocable share of the U.S. results of operations, giving effect to the post-merger structure, as well as taxes payable to jurisdictions outside the U.S.

Income taxes are accounted for using the asset and liability method, as prescribed in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not those assets will not be realized. No deferred U.S. federal income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Effective January 1, 2007, the Company, adopted Financial Accounting Standards Board Interpretation No. 48, Accounting For Uncertainty in Income Taxes—an interpretation of SFAS No. 109 (“FIN 48”). It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

4.	Earnings Per Share

SFAS No. 128, Earnings Per Share (“SFAS 128”), establishes standards for computing and presenting earnings per share (“EPS”). SFAS 128 requires the dual presentation of basic and diluted EPS on the face of the accompanying Condensed Consolidated Statement of Operations and requires a reconciliation of numerators (net income (loss)) and denominators (weighted-average shares of common stock outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average shares of common stock outstanding. From April 1, 2008, net income is allocated to each of the four economic ownership classes described above, based on each class’s pro rata economic ownership. The weighted-average shares of common stock outstanding have been retroactively restated to all periods prior to April 1, 2008 to give effect to the shares issued in connection with the merger. There were no net income allocations to founding/working partners units, REUs, or Cantor for the periods prior to April 1, 2008 as it is assumed that all of the Company’s net income (loss) for those periods was allocated to all economic owners, including common stockholders.

The Company’s earnings for the three months and six months ended June 30, 2008 and 2007 were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income allocable to founding/working partners units	$7,133	$—	$7,133	$—
Net income allocable to REUs	252	—	252	—
Net income allocable to Cantor	10,700	—	10,700	—
Net income (loss) available to common stockholders	11,984	12,651	(36,549)	31,692

	$30,069	$12,651	$(18,464)	$31,692

The following is a reconciliation of the Company’s basic and fully diluted earnings per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$11,984	$12,651	$(36,549)	$31,692

Basic weighted average shares of common stock outstanding (1)	75,194	184,308	130,081	184,295

Basic earnings (loss) per share	$0.16	$0.07	$(0.28)	$0.17

(1)	The weighted average shares outstanding for the three and six months ended June 30, 2007 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger. Effective with the merger 111,891 were removed from the basic weighted average share count because they ceased to be common stock equivalents for purposes of basic EPS and are now considered potential common shares. Subsequent to the merger, allocations to founding/working partners units, REUs and Cantor have been deducted from net income available to common stockholders.

Fully diluted earnings (loss) per share is calculated utilizing net income available for common stockholders plus net income allocations to the founding/working partners units, REUs, and Cantor; and dividing it by the weighted average number of BGC Holdings units held by founding/working partners and Cantor, the Company’s outstanding shares of common stock, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including REUs, options, restricted stock units (“RSUs”) and warrants, were exercised, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. The following is a reconciliation of the Company’s fully diluted earnings (loss) per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Fully diluted earnings (loss) per share:
Net income (loss) available to common stockholders	$11,984	$12,651	$(36,549)	$31,692
Allocation of net income to founding/working partners units	7,133	—	7,133	—
Allocation of net income to REUs	252	—	252	—
Allocation of net income to Cantor	10,700	—	10,700	—

Net income (loss) for fully diluted shares	$30,069	$12,651	$(18,464)	$31,692

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted average shares of common stock outstanding (2)	75,194	184,308	130,081	184,295
Stock options/RSUs/warrants	2,905	1,045	—	1,156
REUs	131	—	160	—
BGC Holdings units held by founding/working partners	44,757	22,322	22,322	22,322
BGC Holdings units held by Cantor	67,134	33,482	33,482	33,482

Fully diluted weighted average shares of common stock outstanding	190,121	185,353	186,045	185,451

Fully diluted earnings (loss) per share	$0.16	$0.07	$(0.10)	$0.17

(2)	The weighted average shares outstanding for the three and six months ended June 30, 2007 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger. Effective with the merger 111,891 were removed from the basic weighted average share count because they ceased to be common stock equivalents for purposes of basic EPS and are now considered potential common shares. Subsequent to the merger, allocations to founding/working partners units, REUs and Cantor have been deducted from net income available to common stockholders.

For the three months ended June 30, 2008 and 2007, approximately 7.3 million and 5.6 million REUs, options, RSUs and warrants, respectively, were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive because the exercise price exceeded the average share price for the period. For the six months ended June 30, 2008 and 2007, approximately 6.6 million and 15.7 million REUs, options, RSUs and warrants, respectively, were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive because the exercise price exceeded the average share price for the period.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $100 million of outstanding Class A common stock. During the six months ended June 30, 2008 and June 30, 2007, the Company did not repurchase any shares of its Class A common stocks under this plan. At June 30, 2008, the Company had approximately $58.2 million remaining from its $100 million buyback authorization.

5.	Fair Value of Financial Assets and Liabilities

The following table sets forth the Company’s financial assets, including those pledged as collateral, and financial liabilities at fair value (in thousands):

	June 30, 2008
	Assets	Liabilities
Sovereign obligations	$28,737	$—
Equities and corporate bonds	2,935	—
Derivative contracts	104	106

Total	$31,776	$106

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under SFAS 157 at June 30, 2008 (in thousands):

	Assets at Fair Value at June 30, 2008 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Sovereign obligations	$—	$28,737	$—	$—	$28,737
Equities and corporate bonds	2,650	285	—	—	2,935
Derivative contracts	—	104	—	—	104

Total	$2,650	$29,126	$—	$—	$31,776

	Liabilities at Fair Value at June 30, 2008 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Derivative contracts	$—	$106	$—	$—	$106

Total	$—	$106	$—	$—	$106

(1)	As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. (See Note 1, Organization and Basis of Presentation, for further information on the fair value hierarchy.)

6.	Securities Owned

The Company allows certain of its brokerage desks to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating transactions, adding liquidity, improving customer satisfaction, increasing revenue opportunities, attracting additional order flow and, in a limited number of instances and subject to risk management limits, for the purpose of proprietary trading. Unmatched principal transactions were $31.7 million at June 30, 2008 and $34.1 million at December 31, 2007.

Securities owned consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Sovereign obligations	$28,737	$30,511
Other	2,935	3,577

Total	$31,672	$34,088

As of June 30, 2008 and December 31, 2007, the Company had pledged $28.7 million and $31.4 million, respectively, of securities owned to satisfy deposit requirements at various exchanges or clearing organizations.

7.	Collateralized Transactions

Securities purchased under agreements to resell (“Reverse Repurchase Agreements”) are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold including accrued interest.

For Reverse Repurchase Agreements, it is the Company’s policy to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under Reverse Repurchase Agreements. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. Certain Reverse Repurchase Agreements are with Cantor (see Note 10, Related Party Transactions, for more information regarding these agreements). As of June 30, 2008, the

Company had received, as collateral, U.S. Government and agency securities with a fair value of $178.6 million, of which $172.1 million pertained to Reverse Repurchase Agreements with Cantor. Of the securities received as collateral, securities with a fair value of $28.7 million were repledged to exchanges or clearing organizations to fulfill deposit requirements. As of December 31, 2007, the Company had received, as collateral, U.S. Government and agency securities with a fair value of $150.7 million, of which $143.7 million pertained to Reverse Repurchase Agreements with Cantor. Of the securities received as collateral, securities with a fair value of $28.3 million were repledged to exchanges or clearing organizations to fulfill deposit requirements.

From time to time, the Company enters into securities loaned transactions as a means of financing inventory positions. These securities loaned transactions are recorded at the contractual amount for which the securities were loaned, including accrued interest. As of June 30, 2008, the Company had securities loaned transactions of $289.1 million, for which the fair value of the collateral loaned was $283.9 million. As of December 31, 2007, the Company did not have any securities loaned transactions.

8.	Receivables from and Payables to Brokers, Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, amounts related to open derivative contracts, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges.

The receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$342,272	$93,146
Net pending trades	177,910	—
Open derivative contracts	104	23,094
Receivables from clearing organziations	55,394	81,574
Other receivables from brokers, dealers and customers	42,808	23,265

Total	$618,488	$221,079

Payables to brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$328,787	$88,873
Net pending trades	—	56,231
Open derivative contracts	106	23,450
Payables to clearing organziations	34,530	23,747
Other payables to brokers, dealers and customers	37,077	78,164

Total	$400,500	$270,465

A portion of these receivables and payables is with Cantor (see Note 10, Related Party Transactions, for additional information related to these receivables and payables).

Substantially all open fails to deliver and fails to receive transactions as of June 30, 2008 have subsequently settled at the contracted amounts.

9.	Derivatives

The Company has both OTC and exchange-traded derivative contracts. These derivative contracts primarily consist of bond futures, commodities, interest rate and foreign exchange futures, options, forwards and swaps. The Company enters into derivative contracts to facilitate client transactions, to hedge principal positions and to facilitate hedging activities of affiliated companies. Open derivative contracts are recognized at the fair value of the related assets and liabilities as part of Receivables from or payables to brokers, dealers, clearing organizations, customers and related broker dealers on the accompanying Condensed Consolidated Statements of Financial Condition.

Fair values of derivative contracts are determined from quoted market prices or other public price sources. The Company does not designate any derivative contracts as hedges for accounting purposes. The change in fair value of derivative contracts is reported as part of Principal transactions on the accompanying Condensed Consolidated Statements of Operations.

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Forward settlement contracts	$2	$—	$110	$98
Swap agreements	102	106	22,503	22,975
Futures	—	—	328	224
Option contracts	—	—	153	153

Total	$104	$106	$23,094	$23,450

Transactions with off-balance-sheet risk are primarily short-term in duration. At June 30, 2008 and December 31, 2007, the notional amounts of derivative instruments used for trading purposes were $734.8 million and $2.2 billion, respectively. These contracts had remaining maturities of less than one year.

A portion of the Company’s derivative contracts is with Cantor. The fair value of derivative financial instruments with Cantor is set forth below (in thousands):

	June 30, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Forward settlement contracts	$—	$—	$78	$—
Swap agreements	32	65	3,282	4,734
Futures	—	—	328	224

Total	$32	$65	$3,688	$4,958

At June 30, 2008 and December 31, 2007, the notional amounts outstanding for derivative contracts with Cantor totaled $734.4 million and $933.5 million, respectively.

The replacement cost of contracts in a gain position at June 30, 2008, summarized by counterparty credit ratings, is as follows (in thousands):.

Rating (a)	Net Replacement Cost
A	$2
Other (b)	—

(a)	Credit ratings based on Standard & Poor’s.
(b)	“Other” indicates counterparties for which no credit ratings were available from an independent third-party source. It does not necessarily indicate that the counterparties’ credit ratings are below investment grade.

10.	Related Party Transactions

Administrative Services Agreements

In the United States, Cantor provides the Company with administrative services and other support for which Cantor charges the Company based on the cost to Cantor of providing such services. Such support includes allocations for occupancy of office space, utilization of fixed assets and accounting, operations, human resources and legal services. On April 1, 2008, in connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company, and the Company has the powers and rights of a common law employer of such employees.

The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of Fees to related parties on the accompanying Condensed Consolidated Statements of Operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of Compensation and employee benefits on the accompanying Condensed Consolidated Statements of Operations.

For the three months ended June 30, 2008, the Company was charged $7.9 million for the services provided by Cantor and its affiliates, of which $4.8 million was to cover compensation to leased employees. For the three months ended June 30, 2007, the Company was charged $4.6 million for the services provided by Cantor and its affiliates. For the six months ended June 30, 2008, the Company was charged $14.5 million for the services provided by Cantor, of which $4.8 million was to cover compensation to leased employees. For the six months ended June 30, 2007, the Company was charged $11.0 million for the services provided by Cantor.

Throughout Europe and Asia, the Company provides Cantor with administrative services and other support for which the Company charges Cantor based on the cost of providing such services plus a mark-up, currently 7.5%. Such support includes allocations for occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services. In the UK, the Company provides these services to Cantor through Tower Bridge International Services L.P. (“Tower Bridge”). The Company established Tower Bridge on December 21, 2006, and as of the beginning of January 2007, transferred all of its current UK administrative employees and operations to Tower Bridge. The Company owns 52% of Tower Bridge and consolidates it, and Cantor owns 48%. The Company recognizes minority interest for the investment held by Cantor.

In addition, prior to the merger, the Company had certain agreements with Cantor. Under these agreements, which were terminated upon closing of the merger, eSpeed was entitled to receive a portion of Cantor’s and CO2e’s revenues as fees for providing electronic brokerage services, voice-assisted brokerage services, fulfillment services and related services such as credit risk management, oversight of customer suitability and regulatory compliance, sales position of products and other services customary to marketplace intermediary operations.

Also, through its eSpeed brand, the Company provides technology services to ELX Futures L.P. (“ELX Futures”), a partnership in which the Company holds an approximate 25% interest. Pursuant to a technology services agreement entered into on December 21, 2007, the Company provides a software technology license, monthly maintenance support and other technology services as requested by ELX Futures. (See Note 10, Investments and Joint Ventures, for more information regarding the Company’s interest in ELX Futures and the related technology services agreement.)

For the three months ended June 30, 2008 and 2007, the Company recognized revenues of $18.6 million and $7.9 million, respectively, for the administrative and technology services provided to Cantor and its affiliates and ELX Futures. For the six months ended June 30, 2008 and 2007, the Company recognized revenues of $39.5 million and $18.8 million, respectively, for the administrative and technology services provided to Cantor and its affiliates and ELX Futures. These revenues are included as part of “Fees from related parties” on the accompanying Condensed Consolidated Statements of Operations.

Underwriting Agreement

Cantor Fitzgerald & Co. and CastleOak Securities, L.P., affiliates of the Company, were underwriters of the Primary and Secondary Offerings that closed on June 10, 2008. Pursuant to the underwriting agreement entered into in connection with these offerings, Cantor Fitzgerald & Co. and CastleOak Securities, L.P. agreed to purchase 6,435,000 shares and 200,000 shares, respectively, for approximately 3.5% in underwriting discounts and commissions. In connection with the offerings, Cantor Fitzgerald & Co and CastleOak Securities, L.P. were paid $1,801,800 and $56,000, respectively, in discounts and commissions.

Debt Guaranty Agreements

On April 1, 2008, in connection with the Note Purchase Agreement, which authorized the issue and sale of $150.0 million principal amount of the Company’s Senior Notes, Cantor provided a guaranty of payment and performance on such notes. Cantor charges the Company an amount equal to 2.3% of the outstanding principal amount of the loans for the provision of the guaranty. The fees paid to Cantor for the guaranty are included as part of Fees to related parties on the accompanying Condensed Consolidated Statements of Operations.

For the three and six months ended June 30, 2008, the Company recognized expense of approximately $0.9 million in relation to this charge. The Company did not recognize any expense for the three and six months ended June 30, 2007.

Receivables from and Payables to Brokers, Dealers, Clearing Organizations, Customers and Related Broker-Dealers

In Europe and the United States, certain trades executed by the Company are cleared and settled by Cantor. Additionally, in the UK, BGC Partners places certain trades on behalf of Cantor and its affiliates.

Amounts due from or to Cantor for undelivered securities or open derivative contracts are included as part of “Receivables from and payables to brokers, dealers, clearing organizations, customers and related broker dealers” on the accompanying Condensed Consolidated Statements of Financial Condition. As of June 30, 2008, the Company did not have any receivables from or payables to Cantor. As of December 31, 2007, the Company had receivables from Cantor of approximately $3.7 million and payables to Cantor of approximately $5.0 million, respectively.

Forgivable Loans and Other Receivables from Employees

The Company has entered into various agreements with certain of its employees whereby these employees receive forgivable loans. As of June 30, 2008 and December 31, 2007, the unamortized balance of these forgivable loans was $61.4 million and $55.8 million, respectively. These forgivable loans are included as part of “Forgivable and other loans receivables from employees and partners” on the accompanying Condensed Consolidated Statements of Financial Condition. Amortization expense for these forgivable loans for the three months ended June 30, 2008 and 2007 was $7.1 million and $9.5 million, respectively. Amortization expense for these forgivable loans for the six months ended June 30, 2008 and 2007 was $15.1 million and $19.5 million, respectively. Amortization expense for forgivable loans is included as part of “Compensation and employee benefits” on the accompanying Condensed Consolidated Statements of Operations.

Additionally, from time to time, the Company may enter into agreements with employees to grant bonus and salary advances or other types of loans that are non-forgivable. These advances and loans are repayable in the timeframes outlined in the underlying agreements. As of June 30, 2008 and December 31, 2007, the balance of these advances and non-forgivable loans was $6.6 million and $7.5 million, respectively. These advances and non-forgivable loans are included as part of “Forgivable and other loans receivables from employees and partners” on the accompanying Condensed Consolidated Statements of Financial Condition.

Securities Purchased Under Agreements to Resell

From time to time, the Company enters into overnight Reverse Repurchase Agreements with Cantor, whereby the Company receives government or eligible equity securities as collateral. As of June 30, 2008 and December 31, 2007, the Company had $171.5 million and $140.7 million, respectively, of Reverse Repurchase Agreements with Cantor, of which the fair value of the collateral received from Cantor was $172.1 million and $143.2 million, respectively.

Related Party Loan from Cantor

On July 26, 2007, the Company entered into a Secured Promissory Note and Pledge Agreement (the “Secured Loan”) with Cantor in which the Company agreed to lend to Cantor up to $100.0 million (the “Secured Loan Amount”) on a secured basis from time to time. The Secured Loan was guaranteed by a pledge of the Company’s Class A common stock or Class B common stock owned by Cantor equal to 125% of the outstanding Secured Loan amount, as determined on a next day basis. The Secured Loan earned interest at the market rate for equity repurchase agreements plus 0.25% and was payable on demand. The Secured Loan was approved by the Company’s Audit Committee. At June 30, 2008, there was no outstanding loan balance. At December 31, 2007, the outstanding balance of the Secured Loan was $65.0 million.

Notes Payable

Historically, the Company had various subordinated loans and notes payable outstanding to Cantor. At December 31, 2007, the amount of outstanding notes payable to Cantor was $196.8 million. All of these notes were repaid upon BGC Partners’ separation from Cantor on March 31, 2008.

The Company did not incur any interest expense related to the notes payable to Cantor for the three months ended June 30, 2008. The Company incurred interest expense related to the notes payable to Cantor of $4.0 million for the three months ended June 30, 2007. Interest expense related to notes payable to Cantor was $4.0 million and $10.1 million for the six months ended June 30, 2008 and 2007, respectively. Interest expense related to these notes is recorded as part of Interest expense on the accompanying Condensed Consolidated Statements of Operations.

Grant Units

Prior to the merger, Cantor provided awards to certain employees of the Company in the form of grant units in Cantor (“grant units”). Grant units entitled the employees to participate in quarterly distributions of Cantor’s net income and to receive certain post-termination payments. See Note 15, Stock-Based Compensation, for more information regarding grant units.

Other Transactions

In February 2006, a subsidiary of Cantor acquired all of the assets of IDT Horizon GT, Inc. (“Horizon”). Immediately prior to the closing of the acquisition, the Company entered into a software license agreement with Horizon pursuant to which Horizon granted the Company a perpetual, fully paid up, non-transferrable (except to affiliates of the Company) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities (“the Horizon License”). In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant, which warrant was not transferred to Cantor. See Note 13, Goodwill and Other Intangible Assets, for more information regarding this transaction.

On August 10, 2006, the Company entered into a Sponsored Research Agreement with a researcher and a U.S. university in which the Company agreed to pay $100,000 per year for five years in exchange for research and certain patent rights. In October 2006, the Company agreed with Cantor that Cantor would pay 75% of all payments to be made by the Company in connection with the Sponsored Research Agreement. Additionally, Cantor agreed that to the extent, if any, that the Company makes charitable contributions to the university, Cantor will make a proportional charitable contribution. In exchange for this agreement, the Company will retain a nonexclusive license to all patents and patent applications resulting from the Sponsored Research Agreement within the field of financial services and Cantor will have patent rights to all other patents and patent applications. The Company further agreed that, in the event that the Company or Cantor grants a license to such technology in the field of fully electronic financial services, the Company and Cantor will each receive 50% of all revenue from any such license.

In January 2007, the Company announced the formation of Aqua Securities, L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Cantor and the Company have collectively contributed financial, professional and technology assets to the venture, which included all of the Company’s former equities order routing business. See Note 11, Investments and Joint Ventures, for information regarding this transaction.

On April 1, 2008, pursuant to a registration rights agreement entered into by Cantor and the Company in connection with the merger, and a registration rights agreement entered into by BGC Partners, LLC in connection with the separation and assumed by the Company in the merger, Cantor has received piggyback and demand registration rights.

In June 2008, the Company was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. The Company was further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. As of June 30, 2008, the Company had not entered into any arrangements for the Aqua business.

The Company has a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings.

11.	Investments and Joint Ventures

The Company’s investments consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

ELX	$17,063	$—
Freedom International Brokerage	9,918	9,913
Aqua Securities, L.P.	1,923	1,529
EIP Holdings	841	819
Tradespark	3	3

Total investments	$29,748	$12,264

ELX

On December 21, 2007, the Company and 11 other leading financial institutions announced the formation of a limited partnership that will establish a fully-electronic futures exchange. The Company holds an approximate 25% interest in ELX Futures, and its holding company general partner, ELX Futures Holdings, LLC (combined “ELX”). Assuming the Company maintains its present ownership percentage, it will be entitled to approximately 25% of distributions from each entity. The Company has also entered into a technology services agreement with

ELX pursuant to which the Company will provide a software technology license, monthly maintenance support and other technology services as requested by ELX. In conjunction with this transaction, the Company recorded an investment and deferred revenue of approximately $18.3 million in January 2008. The deferred revenue is being amortized over the license agreement term of four years. In addition, the Company will receive approximately $1.1 million per month for providing maintenance services to support the trading platform. For the three and six months ended June 30 2008, approximately $4.6 million and $9.0 million, respectively, was recognized in income and is included as part of Fees from related parties in the accompanying Condensed Consolidated Statements of Operations.

Based on the Company’s 25% ownership in ELX, for the three and six months ended June 30, 2008, the Company’s share of ELX’s net loss was $0.4 million and $1.3 million, respectively, and is included as part of Other (losses) revenues in the accompanying Condensed Consolidated Statements of Operations. There were no gains or losses recorded in 2007 in connection with ELX.

Freedom

The Company formed a limited partnership (the “Freedom LP”) to acquire an interest in Freedom International Brokerage (“Freedom”), a Canadian government securities broker-dealer and Nova Scotia unlimited liability company. The Company contributed 414,357 shares of its Class A common stock, valued at the time of the investment at approximately $9.3 million, to the Freedom LP, which entitles the Combined Company to 100.0% of the equity and cumulative profits of the Freedom LP. The Freedom LP exchanged the 414,357 shares for a 66.7% interest in Freedom.

For the three months ended June 30, 2008, the Company’s share of Freedom’s net loss was approximately $13,000. For the six months ended June 30, 2008, the Company’s share of Freedom’s net income was approximately $5,000. The Company’s share of Freedom’s net income/loss is included as part of Other (losses) revenues in the accompanying Condensed Consolidated Statements of Operations.

Aqua

In January 2007, the Company announced the formation of Aqua, an alternative electronic trading platform which will offer new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. In June 2007, the Company contributed to Aqua $0.7 million cash and technology assets with a net book value of approximately $0.6 million. During the fourth quarter of 2007, Aqua received certain FINRA approvals. With that, BGC Partners further contributed to Aqua $0.6 million cash and technology assets with a net book value of approximately $0.5 million. During the six months ended June 30, 2008, the Company contributed an additional $2.2 million to Aqua. For the three and six months ended June 30, 2008, the Company’s share of Aqua’s net loss was approximately $0.9 million and $1.8 million, respectively, and is included as part of Other (losses) revenues in the accompanying Condensed Consolidated Statements of Operations.

EIP Holdings/Tradespark

The Company has a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice broker in certain energy products. Cantor has an 85% investment in EIP Holdings. The Company’s net income from its investment in TradeSpark, through both direct and indirect investments, totaled approximately $16,000 and $9,000 for the three months and six months ended June 30, 2008, respectively, and is included as part of Other (losses) revenues in the accompanying Condensed Consolidated Statements of Operations.

12.	Fixed Assets, net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

Computer and communications equipment	$156,089	$149,224
Software, including software development costs	136,901	129,847
Leasehold improvements and other fixed assets	117,750	113,029

	410,740	392,100
Less: accumulated depreciation and amortization	(272,749)	(254,285)

Fixed assets, net	$137,991	$137,815

Depreciation expense was $9.1 million and $9.5 million for the three months ended June 30, 2008 and 2007, respectively, and $18.8 million and $19.2 million for the six months ended June 30, 2008 and 2007, respectively. Depreciation is included in the accompanying Condensed Consolidated Statements of Operations as part of Occupancy and equipment.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended June 30, 2008 and 2007, software development costs totaling $5.5 million and $5.4 million, respectively, were capitalized. For the six months ended June 30, 2008 and 2007, software development costs totaling $8.4 million and $11.6 million, respectively, were capitalized. Amortization of software development costs totaled $3.7 million and $4.4 million for the three months ended June 30, 2008 and 2007, respectively, and $7.8 million and $8.7 million for the six months ended June 30, 2008 and 2007, respectively.

13.	Goodwill and Other Intangible Assets

In March 2008, the Company acquired Radix Energy (Singapore) Pte Ltd (“Radix”) for $5.0 million in cash. Radix is an OTC energy broker based in Singapore. This acquisition will enable the Company to offer its clients voice and electronic brokerage services in the world’s energy markets for the first time, with products including crude oil, fuel oil, naptha and middle distillates. Through this acquisition, the Company added approximately 30 brokers who continue to be based in Singapore, serving clients throughout the region and beyond. In addition, certain employees of Radix received awards of REUs with an estimated fair value of $5.0 million issued upon closing of the merger. 526,315 REUs, which vest and become exchangeable into shares of common stock over time as certain performance goals are met, were issued to the employees.

The $5.0 million in cash paid was allocated to goodwill. The purchase price allocation is preliminary and is dependent on the Company’s final analysis of the net assets, including intangibles, which is expected to be completed within the one-year period following the consummation of the acquisition. The results of operations of Radix have been included in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. Goodwill will not be amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The changes in the carrying amount of goodwill at June 30, 2008 were as follows (in thousands):

Balance at December 31, 2007	$62,826
Radix acquisition	5,000

Balance at June 30, 2008	$67,826

Other intangible assets consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

Definite life intangible assets:
Patents	$33,492	$32,474
Customer base/relationships	11,464	11,464
Internally developed software	5,722	5,722
Covenant not to compete	1,628	1,628
Trademarks	1,315	1,315

Total gross definite life intangible assets	53,621	52,603
Accumulated amortization	(40,592)	(38,427)

Net definite life intangible assets	13,029	14,176

Horizon license	1,500	1,500

Total net intangible assets	$14,529	$15,676

Amortization expense was $1.1 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively, and $2.2 million and $3.0 million for the six months ended June 30, 2008 and 2007, respectively. Intangible amortization is included as part of Occupancy and equipment in the accompanying Condensed Consolidated Statements of Operations.

14.	Long-Term Notes

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes to a number of investors. The Notes are due April 1, 2010, with interest payable semiannually at the rate of 5.19% per annum. The Notes are subject to certain covenants, including capital covenants that require the Company to maintain consolidated capital at an amount not less than $227.5 million and debt covenants that require that the Company’s consolidated debt not to exceed 60% of its consolidation capitalization; provided, however, that if the Company’s consolidated debt exceeds 55%, then the applicable interest rate of the notes will be increased by 0.25% per annum. As of June 30, 2008, the Company was in compliance with all debt covenants. The Company recorded interest expense of $1.9 million for the three and six months ended June 30, 2008.

15.	Stock-Based Compensation

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2007	342,325	$9.79
Granted	2,158,287	11.72
Vested	(33,666)	10.20
Forfeited	(59,170)	11.70

Balance at June 30, 2008	2,407,776	$11.47	1.87

The fair value of the restricted stock units (“RSUs”) is determined on the date of grant based on the market value of Class A common stock, and is recognized, net of the effect of estimated forfeitures, over the vesting period. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates.

Upon closing of the merger on April 1, 2008, the Company issued approximately 2.1 million RSUs to certain employees and others who provide services to BGC Partners. Approximately 1.0 million of these RSUs, with an aggregate estimated fair value of $11.8 million, vest over a two-year period, with 50% vesting in August 2008 and 2009. Approximately 1.1 million of these RSUs, with an aggregate estimated fair value of $12.9 million, vest over a three-year period, with 33.3% vesting in December 2008, 2009 and 2010. At March 31, 2008, these RSUs were accounted for as liability awards under SFAS 123R. Upon closing of the merger, the accumulated amortization was reclassified into stockholders’ equity.

During the three months ended June 2008, the Company issued approximately 48,000 RSUs.

Compensation expense related to RSUs was approximately $1.3 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $3.9 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2007	15,526,899	$14.63
Granted	—	—
Exercised	(138,525)	8.22
Forfeited	(37,622)	13.58

Balance at June 30, 2008	15,350,752	14.69	4.7	$5,335,183

Options exercisable at June 30, 2008	15,328,018	$14.70	4.7	$5,335,183

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A common stock for the 2.2 million options that were in-the-money at June 30, 2008. During the six months ended June 30, 2008 and 2007, the aggregate intrinsic value of options exercised was $0.5 million and $0.1 million, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options generally vest ratably on a quarterly basis over four years from the grant date. In December 2007, the Board of Directors accelerated the vesting of the majority of outstanding stock options. Therefore, for the three and six months ended June 30, 2008, there was approximately $0.1 million of total unrecognized compensation expense related to unvested stock options granted under the Amended and Restated Long Term Incentive Plan (“LT Plan”). Total compensation expense related to employee stock options before associated income taxes was approximately $2,800 and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $6,300 and $0.8 million for the six months ended June 30, 2008 and 2007, respectively.

Grant Units

Prior to 2008, Cantor provided awards to certain employees of the Company in the form of grant units. Grant units entitled the employees to participate in quarterly distributions of Cantors’ net income and to receive certain post-termination payments. Grant units awarded to employees of the Company in 2005 vested immediately upon receipt by the employee. Grant units awarded to employees of the Company in 2006 and 2007 generally vested over a four-year period.

In connection with BGC Partners’ separation from Cantor, the unvested portion of the grant units that had been awarded to individuals whose partnership interests were contributed to BGC Holdings were transferred to BGC Holdings on March 31, 2008.

As of June 30, 2008 and December 31, 2007, the estimated fair value of the grant units held by the Company’s employees was $2.8 million and $2.8 million, respectively. As of June 30, 2008 and December 31, 2007, the notional amount of grant units outstanding was $6.8 million and $7.2 million, respectively.

Non-cash compensation expense is recorded to account for changes in the estimated fair value. For the three months ended June 30, 2008 and 2007, the Company recorded total non-cash compensation expense of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded total non-cash compensation expense of $0 million and $0.3 million, respectively.

REUs

The Company provides limited partnership interests in BGC Holdings, termed REUs, to certain employees. These REUs entitle the holder to participate in distributions of BGC Holdings’ income and to receive post-termination payments equal to the notional value of the grant in four equal yearly installments after the holder’s termination provided that the holder has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. These REUs may also be exchangeable for Class A common stock in accordance with the terms and conditions of the grant of such REUs. REUs are accounted for by the Company as liability awards under SFAS 123R. The liability incurred for REUs is re-measured at the end of each reporting period.

On April 1, 2008, the Company granted approximately 1.0 million REUs to certain employees. Approximately 0.5 million of these REUs, which had an aggregate estimated fair value of $5.2 million, vest over a three-year period, with 33.3% vesting in December 2008, 2009 and 2010. Approximately 0.5 million of these REUs, which had an aggregate estimated fair value of $5.0 million, were awarded in connection with the acquisition of Radix on March 3, 2008. These REUs vest over time as certain performance goals of the Radix employees are met.

In addition, on April 1, 2008, certain executives were granted approximately 0.5 million REUs, which had an aggregate estimated fair value of $6.0 million. These REUs vested immediately upon grant date.

Non-cash compensation is recorded to account for changes in the estimated fair value. Compensation expense related to REUs is recognized over the stated service period. The Company recognized compensation expense related to REUs of $0.4 million for the six months ended June 30, 2008. The Company recognized a nominal amount of compensation expense related to REUs for the three months ended June 30, 2008, and did not recognize any compensation expense for the three and six months ended June 30, 2007.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2007	1,986	$27.04
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at June 30, 2008	1,986	$27.04	3.0

The Company did not recognize any expense related to the business partner warrants for the three and six months ended June 30, 2008 and 2007, respectively.

16.	Commitments, Contingencies and Guarantees

Contingencies

In the ordinary course of business, various legal actions are brought and are pending against the Company and its affiliates in the United States and internationally. In some of these actions, substantial amounts are claimed. The Company is also involved, from time to time, in reviews, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business, judgments, settlements, fines, penalties, injunctions or other relief.

Employment and Competitor-Related Litigation

From time to time, the Company and its affiliates are involved in litigation, claims and arbitrations, in the United States and internationally, relating to various employment matters, including with respect to termination of employment, hiring of employees currently or previously employed by its competitors, terms and conditions of employment and other matters. In light of the competitive nature of the brokerage industry, litigation, claims and arbitration between competitors regarding employee hiring are not uncommon.

Other Matters

The National Australia Bank Limited (“NAB”) has filed a claim against BGC International (“BGCI”) and BGC Capital Markets (Japan) LLC (formerly known as Cantor Fitzgerald LLC), which we refer to as “BGC Capital Markets (Japan).” From September 2001 through January 2004, NAB employees who traded in foreign exchange options allegedly lost substantial amounts of money and allegedly overstated the positions which they held. NAB claims that it was the object of conduct by BGCI and BGC Capital Markets (Japan) and certain traders on NAB’s currency options desk, whereby BGCI and BGC Capital Markets (Japan) allegedly provided misleading and deceptive independent revaluation rates to NAB’s middle office, which were then purportedly relied upon by NAB. NAB alleges that the supply of these revaluation rates prevented NAB from discovering the true position of the currency options portfolio and that it subsequently sustained trading losses of AUD 311 million (or, based on an exchange rate of 0.9595 at June 30, 2008, approximately $298 million). The 2006 NAB annual report claims that NAB’s total loss amounted to AUD 539 million (or, based on an exchange rate of 0.9595 at June 30, 2008, approximately $517 million), implying that its consequential losses amounted to AUD 228 million (or, based on an exchange rate of 0.9595 at June 30, 2008, approximately $219 million). BGCI and BGC Capital Markets (Japan) have investigated and are investigating the legal and factual basis of the NAB allegations. At this time, based on the information provided, BGCI and BGC Capital Markets (Japan) believe that they have substantial defenses in respect of the losses claimed by NAB. Accordingly, BGCI and BGC Capital Markets (Japan) do not believe that they are responsible for the losses claimed by NAB. While no specific request for damages is alleged, the amount claimed is expected to be in excess of $600 million. If BGCI and BGC Capital Markets (Japan) do not prevail, BGCI and BGC Capital Markets (Japan) could be subject to substantial liability, and in any event, would likely incur significant legal and other costs in connection with the defense of any such action, however, at this time, BGC Partners is unable to estimate a loss or range of losses. From and after the closing date of the merger, any such losses of BGC US and BGC Global will be allocated to BGC Holdings pursuant to the BGC US limited partnership agreement and BGC Global limited partnership agreement.

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against the Company. In its complaint, TT alleged that the Company infringed U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International Ltd., ECCO LLC and ECCOWare Ltd as defendants in a second amended complaint. On January 5, 2006, the Company answered TT’s second amended complaint in which the Company denied the infringement allegations, and the Company filed an amended counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes the Company’s case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that the Company correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed’s and ECCO’s products fall outside the scope of Trading Technologies’ patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 2006 ruling. In light of the claim construction ruling, on June 20, 2007, the Court granted eSpeed’s and ECCO’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed and ECCO’s products. As a result, the remaining products at issue in the case are the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since around the end of 2004. TT moved for reconsideration of that summary judgment ruling which the court denied. The trial began on September 10, 2007 and ended on October 4, 2007. On October 10, 2007 a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded damages in the amount of $3.5 million. On January 3, 2008, the court granted eSpeed’s and ECCO’s general motions for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for new trial. On February 6, 2008, eSpeed’s and ECCO’s remittitur motion was conditionally granted and on February 12, 2008, TT accepted the remittitur. Accordingly, the verdict has been reduced to approximately $2.6 million plus interest. Additionally, TT’s motion for pre-judgment interest was granted and interest was set at the prime rate, compounded monthly. On May 6, 2008, the Court denied eSpeed and ECCO’s counterclaim for a declaration of unenforceability due to inequitable conduct. On May 23, 2008, the Court entered a permanent injunction against eSpeed’s and ECCO’s infringement of the TT patents. On June 11, 2008, the Court denied TT’s request for attorneys’ fees. Both eSpeed and ECCO and TT have appealed to the U.S. Court of Appeals for the Federal Circuit. On July 24, 2008, the trial court, granted eSpeed and ECCO’s motion to stay the judgment without the posting of a bond. TT is seeking costs. If TT ultimately prevails in the litigation, the Company may be required to pay TT damages and/or certain costs and expenses, and the Company may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. If TT ultimately prevails in the litigation, the Company may be required to pay TT damages and/or certain costs and expenses, and the Company may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases.

On February 15, 2006, the SEC issued a formal order of investigation into trading by certain inter-dealer brokers in the government and fixed income securities markets. The formal order alleges that the broker-dealers named therein, including the Company, (1) may have made fictitious quotations or made false or misleading statements about the prices at which U.S. Treasury or other fixed income securities would be purchased or sold, (2) may have fabricated market quotations or trading activity in U.S. Treasury or other fixed income securities to stimulate trading and to generate commissions, (3) may have engaged in “front running” or “interpositioning,” (4) may have engaged in fraudulent, deceptive or manipulative acts to induce the purchase or sale of government securities, (5) may have failed to keep and preserve certain books and records as required by the SEC and/or the Treasury and (6) may have failed to supervise with a view to preventing violations of applicable rules and regulations as required by the Exchange Act. We are cooperating in the investigation. Management believes that, based on the currently available information, the final outcome of the investigation will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition to the matters discussed above, the Company is a party to several pending legal proceedings and claims that have arisen during the ordinary course of business. The outcome of such items cannot be determined with certainty, therefore the Company cannot predict what the eventual loss or range of loss related to such matters will be. Management believes that, based on currently available information, the final outcome of these current pending matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks that are used in lieu of margin and deposits with clearing organizations. As of June 30, 2008, the Company was contingently liable for $59.2 million under these letters of credit, and paid an average fee of 0.38 % on letters of credit. As of June 30, 2008, the Company did not have any funds available under these letters of credit.

Risk and Uncertainties

The Company generates revenues by providing securities trading and brokerage activities to institutional customers and by executing and, in some cases, clearing transactions for institutional counterparties. Revenues for these services are transaction-based. As a result, revenues could vary based on the transaction volume of global financial markets. Additionally, financing is sensitive to interest rate fluctuations, which could have an impact on its overall profitability.

Guarantees

The Company provides guarantees to securities clearing houses and exchanges which meet the definition of a guarantee under FASB Interpretations No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under these standard securities clearing house and exchange membership agreements, members are required to guarantee, collectively, the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the clearing house or exchange, all other members would be required to meet the shortfall. In the opinion of management, the Company’s liability under these agreements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential of being required to make payments under these arrangements is remote. Accordingly, no contingent liability was recorded in the accompanying Condensed Consolidated Statements of Financial Condition for these agreements.

17.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory capital requirements may restrict the ability to withdraw capital from subsidiaries. As of June 30, 2008, $241.9 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $143.1 million.

18.	Geographic Information

The Company offers products and services in the United States, Europe and the AMEA region (defined as Africa, Middle East and Asia-Pacific). At June 30, 2008, the United Kingdom and France were the only individual foreign countries that accounted for more than 10% of total revenues and long-lived assets.

Information regarding revenues for the three months and six months ended June 30, 2008 and 2007, respectively, and information regarding long-lived assets (defined as forgivable loans, fixed assets, net of accumulated depreciation, investment, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in geographic areas as of June 30, 2008 and December 31, 2007, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
United Kingdom	$153,796	$106,955	$294,530	$224,379
United States	63,289	94,388	170,190	186,137
France	34,762	33,796	71,178	59,254
AMEA	44,625	34,090	91,535	65,883
Other Europe	7,503	2,435	12,256	7,845
Other Americas	1,497	1,292	2,893	2,534

Total revenues	$305,472	$272,956	$642,582	$546,032

	June 30, 2008	December 31, 2007

Long-lived assets:
United Kingdom	$124,628	$125,613
United States	124,984	127,184
France	36,463	26,880
AMEA	22,262	16,618
Other Europe	3,049	3,311
Other Americas	602	1,037

Total long-lived assets	$311,988	$300,643

19.	Subsequent Event

In May 2008, the Company’s board of directors and audit committee authorized a dividend policy. On August 4, 2008, pursuant to the dividend policy, the Company’s Board of Directors declared a quarterly cash dividend of $0.13 per share payable on September 30, 2008 to Class A and Class B common stockholders of record as of September 15, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners, Inc. financial condition and results of operations should be read together with BGC Partners, Inc. condensed consolidated financial statements and notes to those statements, included elsewhere in this document. When used herein, the terms “BGC Partners,” “BGC” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to:

•	our relationship with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”) and any related conflicts of interest, competition for and retention of brokers and other managers and key employees;

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and consolidation;

•	market conditions, including trading volume and volatility;

•	economic or geopolitical conditions or uncertainties;

•	the extensive regulation of the Company’s businesses and risks relating to compliance matters;

•	factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk, as well as counterparty failure;

•

the costs and expenses of developing, maintaining and protecting intellectual property, including judgments or settlements paid or received in connection with intellectual property, or employment or other litigation and their related costs and certain financial risks, including the possibility of future losses and negative cash flow from operations, risks of obtaining financing and risks of the resulting leverage, as well as interest and currency rate fluctuations;

•

the ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services and to secure and maintain market share;

•

the ability to enter into marketing and strategic alliances and other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and the integration of any completed transactions;

•	the ability to hire new personnel;

•	the ability to expand the use of technology for screen-assisted, voice-assisted and fully electronic trading;

•	effectively managing any growth that may be achieved;

•

financial reporting, accounting and internal control factors, including identification of any material weaknesses in our internal controls and our ability to prepare historical and pro forma financial statements and reports in a timely manner;

•

the ability to meet expectations with respect to payment of dividends and repurchases of our common stock or purchases of BGC Holdings, L.P. (“BGC Holdings”) limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, and our employees; and

•	the risks and other factors described under the heading “Risk Factors” and elsewhere in our final prospectus filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2008.

The foregoing risks and uncertainties, as well as those risks discussed under the headings “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-Q, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the SEC, and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This report should be read in conjunction with the audited supplemental consolidated financial statements and notes for the year ended December 31, 2007, as well as the unaudited supplemental condensed consolidated financial statements and notes for the three months ended March 31, 2008, and the unaudited pro forma consolidated financial statements, included in the Company’s final prospectus filed with the SEC on June 6, 2008. The results of operations for the interim period are not necessarily indicative of results to be expected for the entire year.

Overview

BGC Partners is a leading global inter-dealer broker specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. We provide a full range of services, including execution, clearing, processing and other back office services. Through our eSpeed and BGCantor Market Data brands, we also offer financial technology solutions and market data and analytics related to select financial instruments and markets. Our customers include many of the world’s largest and most creditworthy banks, broker-dealers, investment banks and investment firms. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, screen-assisted, voice-assisted or, where available, fully electronic brokerage services in connection with transactions executed either OTC or through an exchange. BGC Partners has offices in New York and London, as well as in Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Nyon, Paris, Seoul, Singapore, Sydney, Tokyo and Toronto.

Prior to the events of September 11, 2001, our brokerage business was widely recognized as one of the leading full-service wholesale inter-dealer brokers in the world. After September 11, 2001 and the loss of the majority of our U.S.-based employees, our brokerage business operated primarily in Europe. In August 2004, Cantor announced the restructuring of its inter-dealer brokerage business, renaming it “BGC,” in honor of B. Gerald Cantor, Cantor’s co-founder and a pioneer in screen brokerage services and fixed income market data products. Over the past three years, we have re-established our U.S. presence and have continued to expand our global presence through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Additionally, we have also added departments and staff to many product desks globally to facilitate growth in its business. Through these actions, we have been able to expand our presence in key markets and position our business for sustained growth.

On April 1, 2008, the merger of BGC Partners and eSpeed was completed. eSpeed is a leader in developing and deploying electronic marketplaces and related trading technology that offers traders access to some of the most liquid, efficient and neutral financial markets in the world. eSpeed is an innovator in its core electronic marketplaces, the government bond markets of the world. The merger combined eSpeed’s electronic marketplaces and related electronic trading technology expertise in the government bond and its other markets with BGC Partners’ inter-dealer brokerage businesses. Management believes this combination will position us as one of the few inter-dealer brokers with hybrid capabilities and technology thus allowing us to offer superior execution to our clients and drive higher trading volumes.

Business Environment

Over the past several years, the inter-dealer broker sector has been a competitive sector that has experienced robust growth due to several factors. One factor is the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing holders to guard against gains or losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. Demand from financial institutions, financial services intermediaries and large corporations have increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for inter-dealer brokers.

Another key factor in the growth of the inter-dealer broker sector has been the increase in the number of new products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments are developed. These new securities and derivatives are not immediately ready for more liquid and standardized electronic markets, and generally increase the need for trading and require broker-assisted execution.

Finally, the heightened levels of volatility in commodity, currency, interest rate, equity and credit markets have led to continued demand for hedging and risk mitigation by market participants, which, in turn, has led to growth in commodity, equity, interest rate and credit derivatives and currency options markets. We believe this additional volatility, the increasing utilization of derivatives and the continual development of new products, among other factors, will continue to drive growth in the industry for the foreseeable future.

We have invested significantly to capitalize on the current business environment through acquisitions, technology spending and the hiring of new brokers. The business climate for these acquisitions has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and brokers to our platform as they recognize that BGC Partners has the scale, technology, experience and expertise to succeed in the current business environment.

Financial Overview

Revenue Growth

Total revenues were $305.5 million and $273.0 million for the three months ended June 30, 2008 and 2007, respectively, representing a 11.9% increase as compared to the three months ended June 30, 2007. Total revenues were $642.6 million and $546.0 million for the six months ended June 30, 2008 and 2007, respectively, representing a 17.7% increase as compared to the six months ended June 30, 2007. The main factors contributing to our growth were:

•	an increase in our brokerage personnel from 1,204 at June 30, 2007 to 1,281 at June 30, 2008;

•	overall volume growth in markets in which we provide brokerage services. For the three months ended June 30, 2008, our brokerage revenues increased 11.9%;

•	a continued focus on, and investment in, growing and higher margin product areas that complement our existing brokerage services;

•	the introduction and continued development and expansion of hybrid brokerage capabilities;

•	fees from technology services and software licenses provided to ELX in conjunction with the technology services agreement, which commenced in January 2008; and

•	the continued development, marketing and sale of our data and analytical products.

Net Income

For the three months ended June 30, 2008, we had a net income of $12.0 million compared to a net income of $12.7 million for the three months ended June 30, 2007. Included in expense in the second quarter of 2008 were non-cash compensation charges for grant units, REUs and RSUs of $1.5 million and losses from our equity investments in Aqua and ELX of $0.9 million and $0.4 million, respectively.

For the six months ended June 30, 2008, we had a net loss of $36.5 million compared to a net income of $31.7 million for the six months ended Jun 30, 2007. Included in our current year expenses were one-time non-cash, compensation charges of $84.1 million, relating to the redemption of partnership units held by certain of our executive officers to settle outstanding loan obligations, as well as, the activation of exchangeability of founding partner interests held by certain executives, as part of the separation. Also included in expense were non-cash compensation charges for REUs and RSUs of $4.3 million and losses from our equity investments in Aqua and ELX of $1.8 million and $1.3 million, respectively. This charge was partially offset by increased profitability across all product categories. These variances are discussed in more detail under the discussion of “—Results of Operations”.

We intend to continue to grow revenues and expand global presence in 2008 through the development and introduction of new products, organic growth, continued acquisition activity and the hiring of additional highly qualified individuals of various experience levels.

Results of Operations

Revenues and Expenses for the Three Months and Six Months Ended June 30, 2008 Compared with the Three Months and Six Months Ended June 30, 2007

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$212,541	69.6%	$190,711	69.9%	$466,572	72.6%	$380,815	69.7%
Principal transactions	66,062	21.6	58,263	21.3	117,958	18.4	111,273	20.4

Total brokerage revenues	278,603	91.2	248,974	91.2	584,530	91.0	492,088	90.1
Fees from related parties	18,599	6.1	7,898	2.9	39,512	6.1	18,791	3.4
Market data	5,101	1.7	5,359	2.0	10,645	1.7	9,732	1.8
Software solutions	1,454	0.5	2,778	1.0	3,537	0.6	6,342	1.2
Interest income	3,931	1.3	5,945	2.2	7,784	1.2	15,012	2.7
Other (losses) revenues	(2,216)	(0.8)	2,002	0.7	(3,426)	(0.6)	4,067	0.8

Total revenues	305,472	100.0	272,956	100.0	642,582	100.0	546,032	100.0
Expenses:
Compensation and employee benefits	176,921	57.9	159,613	58.5	451,466	70.3	318,320	58.3
Allocation of net income to founding/working partners units	7,133	2.3	—	—	7,133	1.1	—	—
Allocation of net income to REUs	252	0.1	—	—	252	0.0	—	—

Total compensation and employee benefits	184,306	60.3	159,613	58.5	458,851	71.4	318,320	58.3
Occupancy and equipment	28,775	9.4	29,581	10.8	59,497	9.3	59,030	10.8
Fees to related parties	3,140	1.0	4,607	1.7	9,680	1.5	10,963	2.0
Professional and consulting fees	11,803	3.9	14,329	5.2	27,349	4.3	23,854	4.4
Communicatons	17,041	5.6	13,950	5.1	33,761	5.3	28,068	5.1
Selling and promotion	15,070	5.0	13,795	5.1	30,305	4.7	26,799	4.9
Commissions and floor brokerage	6,185	2.0	2,588	0.9	9,898	1.5	7,966	1.5
Interest expense	3,628	1.2	9,065	3.3	11,291	1.8	18,748	3.4
Other expenses	3,391	1.1	14,580	5.4	9,626	1.4	19,908	3.6

Total expenses	273,339	89.5	262,108	96.0	650,258	101.2	513,656	94.0

Income (loss) from continuing operations before minority interest and income taxes	32,133	10.5	10,848	4.0	(7,676)	(1.2)	32,376	5.9
Minority interest	11,426	3.7	894	0.3	12,080	1.9	1,049	0.2
Provision (benefit) for income taxes	8,723	2.9	(2,697)	(1.0)	16,793	2.6	(365)	(0.1)

Net income (loss) available to common stockholders	$11,984	3.9%	$12,651	4.7%	$(36,549)	(5.7)%	$31,692	5.8%

We offer our brokerage services in four broad product categories: rates, credit, foreign exchange and other asset classes. The chart below details brokerage revenues by product category and by voice/hybrid versus fully electronic ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Brokerage revenue by product (actual results)(1):
Rates	$143,100	$140,611	$295,550	$286,888
Credit	69,114	55,857	156,307	106,678
Foreign exchange	34,048	32,215	71,514	59,535
Other asset classes	32,341	20,291	61,159	38,987

Total brokerage revenues	$278,603	$248,974	$584,530	$492,088

Brokerage revenue by product (percentage)(1):
Rates	51.4%	56.5%	50.6%	58.3%
Credit	24.8	22.4	26.7	21.7
Foreign exchange	12.2	12.9	12.2	12.1
Other asset classes	11.6	8.2	10.5	7.9

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$262,195	$227,263	$552,057	$446,125
Fully electronic	16,408	21,711	32,473	45,963

Total brokerage revenues	$278,603	$248,974	$584,530	$492,088

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	94.1%	91.3%	94.4%	90.7%
Fully electronic	5.9	8.7	5.6	9.3

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%

(1)	Reclassifications of revenues across product categories may be reflected retroactively.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Brokerage Revenues

Total brokerage revenues increased by $29.6 million, or 11.9%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Commission revenues increased by $21.8 million, or 11.4%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Principal transactions revenues increased by $7.8 million, or 13.4%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

The increase in rates revenues of $2.5 million was primarily attributable to growth from brokerage desks covering interest rate derivatives, interest rate swaps, dollar derivatives, repurchase agreements, non-deliverable forwards, non-deliverable swaps and U.S. swaps. However, during the latter part of June 2008, we saw an unexpected decline in our rates business as the markets reacted to economic signals indicating a potential tightening in monetary policy by the Federal Reserve Bank. During the earlier part of the three month period ended June 30, 2008, we had experienced growth more in line with overall revenues.

The increase in credit brokerage revenues of $13.3 million was driven primarily by continued expansion of our core credit business and development of new structured and other credit businesses, as well as growth in electronically executed transactions in credit products.

The increase in foreign exchange revenues of $1.8 million was driven primarily by increased brokerage revenues from desks covering retail foreign exchange, G8 currency, emerging market foreign exchange options and exotic foreign exchange options, as well as new foreign exchange products introduced since June 30, 2007. The volatility in the currency markets, in response to the strengthening Euro and fluctuating strength of the Dollar and Sterling, also contributed to the increase.

The increase in brokerage revenues from other asset classes of $12.1 million was driven by the global expansion of our cash equity and equity derivatives businesses, as well as the acquisition of Radix, an energy broker, in early 2008.

Fees from Related Parties

Fees from related parties increased by $10.7 million, or 135.5%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This increase was primarily due to revenues earned from technology services and the software license provided to ELX in conjunction with the technology services agreement, which commenced in January 2008, as well as higher fees charged to affiliates for certain administrative and other support, including allocations for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal services and technology infrastructure support. Fees from related parties are dependent upon both the costs incurred by us and the amount of administrative services utilized by Cantor.

Market Data

Market data revenues decreased by $0.3 million, or 4.8%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Software Solutions

Software solutions revenues decreased by $1.3 million, or 47.7%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease was primarily due to a reduction in license fee revenues.

Interest Income

Interest revenues decreased by $2.0 million, or 33.9%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease was primarily due to the decrease in reverse repurchase transactions with Cantor.

Other (Losses) Revenues

Other (losses) revenues decreased by $4.2 million, or 210.7%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease is primarily driven by our share of losses in non-consolidated investments.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased $17.3 million, or 10.8%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase in these expenses was primarily due to increased performance bonuses due in large part to increased brokerage revenues.

Allocation of Net Income to Founding/Working Partners Units

Allocation of net income to founding/working partners units increased to $7.1 million for the three months ended June 30, 2008 from zero for the three months ended June 30, 2007. The recognition of the allocation to founding/working partners units is related to the recapitalization in conjunction with the merger. The allocation of net income to founding/working partners units is based on their pro rata economic ownership, which was 23.7% for the three months ended June 30, 2008.

Allocation of Net Income to REUs

Allocation of net income to REUs increased to $0.3 million for the three months ended June 30, 2008 from zero for the three months ended June 30, 2007. The recognition of the allocation to REUs is related to the recapitalization in conjunction with the merger. The allocation of net income to REUs is based on their pro rata economic ownership, which was 0.8% for the three months ended June 30, 2008.

Occupancy and Equipment

Occupancy and equipment expense decreased by $0.8 million, or 2.7%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Fees to Related Parties

Fees to related parties decreased by $1.5 million, or 31.8%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease was primarily due to the fact that, in conjunction with the merger, we entered into an agreement whereby we leased certain administrative and other support employees, who provide services to us, from Cantor. As a result of this agreement, the compensation costs related to these employees, which had been recorded as part of fees to related parties in prior periods, is now recorded as compensation.

Professional and Consulting Fees

Professional and consulting fees decreased by $2.5 million, or 17.6%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease was primarily attributable to the conclusion of certain initiatives related to upgrading our regulatory reporting application to comply with FSA requirements and other initiatives related to the merger.

Communications

Communications expense increased by $3.1 million, or 22.2%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The expense, as a percentage of total revenues, remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $1.3 million, or 9.2%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The expense, as a percentage of total brokerage revenues, remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $3.6 million, or 139.0%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase was primarily due to the increase in principal transactions.

Interest Expense

Interest expense decreased by $5.4 million, or 60.0%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease was primarily due to the debt restructuring as part of our separation from Cantor, which included the repayment of intercompany loans and the issuance of new senior notes at more favorable interest rates.

Other Expenses

Other expenses decreased $11.2 million, or 76.7%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease was primarily due to a $4.0 million impairment charge on discarded software and other fixed assets that was taken during the second quarter of 2007, and $3.7 million in merger-related expenses that were also recognized during the second quarter 2007. These charges did not recur in 2008.

Minority Interest

Minority interest increased $10.5 million, or 1,178.1%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase was due to the recognition of minority interest for Cantor’s interest in BGC Holdings, which is based on Cantor’s pro rata economic ownership, which was 35.6%. This increase was partially offset by a slight decrease in the minority interest recognized for Cantor’s interest in Tower Bridge Services, L.P.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased $11.4 million, or 423.4% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to an increase in pre-tax earnings. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Brokerage Revenues

Total brokerage revenues increased by $92.4 million, or 18.8%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Commission revenues increased by $85.7 million, or 22.5%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Principal transactions revenues increased by $6.7 million, or 6.0%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

The increase in rates revenues of $8.7 million was primarily attributable to growth from brokerage desks covering interest rate derivatives, interest rate swaps, dollar derivatives, repurchase agreements, non-deliverable forwards, non-deliverable swaps, particularly in Paris.

The increase in credit brokerage revenues of $46.9 million was driven primarily by the continued expansion of our core credit business and development of new structured and other credit businesses, as well as growth in our emerging market bonds business.

The increase in foreign exchange revenues of $12.0 million was driven primarily by increased brokerage revenues from desks covering retail foreign exchange, G8 currency, emerging market foreign exchange options and exotic foreign exchange options, as well as new foreign exchange products introduced since June 30, 2007.

The increase in brokerage revenues from other asset classes of $22.2 million was driven by the global expansion of our cash equity and equity derivatives businesses, as well as the acquisition of Radix, an energy broker, in early 2008.

Fees from Related Parties

Fees from related parties increased by $20.7 million, or 110.3%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase was primarily due to revenues earned from technology services and the software license provided to ELX in conjunction with the technology services agreement, which commenced in January 2008, as well as higher fees charged to affiliates for certain administrative and other support, including allocations for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal services and technology infrastructure support. Fees from related parties are dependent upon both the costs incurred by us and the amount of administrative services utilized by Cantor.

Market Data

Market data revenues increased by $0.9 million, or 9.4%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase was primarily due to growth in existing customer usage

Software Solutions

Software solutions revenues decreased $2.8 million, or 44.2%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease was primarily due to the expiration of the Wagner Patent on February 20, 2007 and a decrease in other license fees.

Interest Income

Interest revenues decreased by $7.2 million or 48.1% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease was primarily due to the decrease in reverse repurchase transactions with Cantor.

Other (Losses) Revenues

Other (losses) revenues decreased by $7.5 million, or 184.2%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease is primarily driven by our share of losses in non-consolidated investments.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased $133.1 million, or 41.8%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase in these expenses was primarily due to one-time non-cash compensation charges of $84.1 million, $47.3 million of which was in relation to the redemption of partnership units held by certain executive officers to settle outstanding loan obligations, and $36.8 million of which was in relation to the activation of exchangeability of founding partner interests held by certain executives, as part of the separation. The remaining increase in these expenses was primarily due to increased performance bonuses due in large part to increased brokerage revenues.

Allocation of Net Income to Founding/Working Partners Units

Allocation of net income to founding/working partners units increased to $7.1 million for the six months ended June 30, 2008 from zero for the six months ended June 30, 2007. The recognition of the allocation to founding/working partners units is related to the recapitalization in conjunction with the merger. The allocation of net income to founding/working partners units is based on their pro rata economic ownership, which was 23.7%.

Allocation of Net Income to REUs

Allocation of net income to REUs increased to $0.3 million for the six months ended June 30, 2008 from zero for the six months ended June 30, 2007. The recognition of the allocation to REUs is related to the recapitalization in conjunction with the merger. The allocation of net income to REUs is based on their pro rata economic ownership, which was 0.8%.

Occupancy and Equipment

Occupancy and equipment expense increased by $0.5 million, or 0.8%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Fees to Related Parties

Fees to related parties decreased by $1.3 million, or 11.7%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease was primarily due to the fact that, in conjunction with the merger, we entered into an agreement whereby we leased certain administrative and other support employees, who provide services to us, from Cantor. As a result of this agreement, the compensation costs related to these employees, which had been recorded as part of fees to related parties in prior periods, is now recorded as compensation.

Professional and Consulting Fees

Professional and consulting fees increased by $3.5 million, or 14.7%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase was primarily attributable to consulting fees incurred to upgrade our regulatory reporting application to comply with FSA requirements, as well as increased audit and other fees in conjunction with the separation and merger, particular in early 2008.

Communications

Communications expenses increased by $5.7 million, or 20.3%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $3.5 million, or 13.1%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This expense as a percentage of total revenues remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $1.9 million, or 24.3%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase is primarily due to the increase in principal transactions.

Interest Expense

Interest expense decreased by $7.5 million, or 39.8%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease was primarily due to the debt restructuring as part of our separation from Cantor, which included the repayment of intercompany loans and the issuance of new senior notes at more favorable interest rates.

Other Expenses

Other expenses decreased $10.3 million, or 51.6%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease was primarily due to a $4.0 million impairment charge on discarded software and other fixed assets that was taken during the second quarter of 2007, and $3.7 million in merger-related expenses that were also recognized during the second quarter 2007. These charges did not recur in 2008.

Minority Interest

Minority interest increased $11.0 million, or 1,051.6%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase was due to the recognition of minority interest for Cantor’s interest in BGC Holdings LP, which is based on Cantor’s pro rata economic ownership, which was 35.6%.

Provision (benefit) for Income Taxes

Provision (benefit) for income taxes increased $17.2 million, or 4,700.8%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, due to an increased in pre-tax earnings. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Quarterly Results of Operations

The following table sets forth, our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Revenues:
Commissions	$212,541	$254,031	$217,908	$204,233	$190,711	$190,104	$159,167	$138,157
Principal transactions	66,062	51,896	23,370	70,406	58,263	53,010	27,455	39,354
Fees from related parties	18,599	20,913	21,167	13,851	7,898	10,893	8,123	9,411
Market data	5,101	5,544	4,741	4,508	5,359	4,373	5,287	9,488
Software solutions	1,454	2,083	1,926	2,715	2,778	3,564	4,273	4,513
Interest income	3,931	3,853	3,083	4,873	5,945	9,067	5,696	3,914
Other (losses) revenues	(2,216)	(1,210)	36	(1,208)	2,002	2,065	9,247	2,332

Total revenues	305,472	337,110	272,231	299,378	272,956	273,076	219,248	207,169
Expenses:
Compensation and employee benefits	176,921	274,545	162,595	168,592	159,613	158,707	134,677	156,569
Allocation of net income to founding/working partners units	7,133	—	—	—	—	—	—	—
Allocation of net income to REUs	252	—	—	—	—	—	—	—

Total compensation	184,306	274,545	162,595	168,592	159,613	158,707	134,677	156,569
Occupancy and equipment	28,775	30,722	27,696	28,957	29,581	29,449	34,827	33,088
Fees to related parties	3,140	6,540	10,778	10,145	4,607	6,356	8,699	68
Professional and consulting fees	11,803	15,546	22,820	17,558	14,329	9,525	15,946	15,888
Communications	17,041	16,720	15,972	14,295	13,950	14,118	13,741	14,343
Selling and promotion	15,070	15,235	15,183	13,737	13,795	13,004	12,017	15,274
Commissions and floor brokerage	6,185	3,713	11,730	2,354	2,588	5,378	7,580	5,320
Interest expense	3,628	7,663	290	7,213	9,065	9,683	3,591	3,605
Other expenses	3,391	6,235	9,612	21,784	14,580	5,328	19,928	7,036

Total expenses	273,339	376,919	276,676	284,635	262,108	251,548	251,006	251,191
Income (loss) from continuing operations before minority interest and income taxes	32,133	(39,809)	(4,445)	14,743	10,848	21,528	(31,758)	(44,022)
Minority interest	11,426	654	928	375	894	155	—	—
Provision (benefit) for income taxes	8,723	8,070	5,786	3,899	(2,697)	2,332	(204)	(4,212)

Net income (loss) available to common stockholders	$11,984	$(48,533)	$(11,159)	$10,469	$12,651	$19,041	$(31,554)	$(39,810)

The tables below detail our brokerage revenues by product category (in thousands):

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Brokerage revenue by product category:
Rates	$143,100	$152,450	$117,844	$162,375	$140,611	$139,511	$110,909	$110,842
Credit	69,114	87,193	63,439	57,963	55,857	51,862	50,012	38,570
Foreign exchange	34,048	37,466	34,417	36,132	32,215	33,047	21,150	23,737
Other asset classes	32,341	28,818	25,578	18,169	20,291	18,694	4,551	4,362

Total brokerage revenues	$278,603	$305,927	$241,278	$274,639	$248,974	$243,114	$186,622	$177,511

Brokerage revenue by voice/hybrid and fully electronic:
Voice/hybrid	$262,195	$289,862	$217,839	$251,874	$227,263	$218,862	$170,678	$162,611
Fully electronic	16,408	16,065	23,439	22,765	21,711	24,252	15,944	14,900

Total brokerage revenues	$278,603	$305,927	$241,278	$274,639	$248,974	$243,114	$186,622	$177,511

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $104.6 million for the six months ended June 30, 2008, compared to $23.9 million for the six months ended June 30, 2007, an increase of $80.7 million. This increase was primarily due to increased working capital utilization of $148.9 million partially offset by decreased net income of $68.2 million. The decrease in net income was primarily attributable to a one-time non-cash compensation charge in the amount of $84.1 million in the current year. Net income for the six months ended June 30, 2008 excluding the one-time non-cash compensation charge increased by $15.9 million when compared to net income for the six months ended June 30, 2007. Working capital utilization, excluding the one-time non-cash compensation charge, for the six months ended June 30, 2008, increased by $64.8 million from the six months ended June 30, 2007. This increase was driven primarily by an increase in short-term funding provided by Cantor in the amount of $29.0 million.

Net cash provided by investing activities was $28.5 million for the six months ended June 30, 2008 compared to a use of cash of $26.9 million for the six months ended June 30, 2007. The increase in net cash provided by investing activities was primarily due to the repayment of a secured loan from Cantor in the amount of $65.0 million.

Net cash used in financing activities was $104.9 million for the six months ended June 30, 2008 compared to the use of cash of $9.2 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, in connection with the separation from Cantor, we settled our intercompany long-term debt obligation to Cantor in the amount of $196.8 million and made capital distributions to Cantor in the amount of $130.0 million. Additionally we assumed $150.0 million of Cantor’s senior notes, and received $77.2 million in proceeds, net of underwriting fees, from a primary offering of Class A common stock.

Long-Term Debt

On March 31, 2008, we entered into a note purchase agreement pursuant to which $150.0 million principal amount of notes were issued to the investors named in the note purchase agreement. The notes are due April 1, 2010, with interest payable semiannually at the rate of 5.19% per annum; provided, however, that this rate is increased by 0.25% per annum for any fiscal quarter during which the consolidated debt of the Company exceeds 55% but not 60% of its consolidated capitalization, as such terms are defined in the Company guaranty. In addition, the interest rate increases by 0.50% per annum during any period in which any holder of a note is required under applicable insurance regulations to post reserves with respect to the notes greater than the reserve requirement, as such term is defined in the note purchase agreement, in effect immediately prior to March 31, 2008. Under the terms of the guaranty, we are required to maintain consolidated capital of at least $227.5 million as of the end of each fiscal quarter and cannot permit its consolidated debt to exceed 60% of its consolidated capitalization. Also, pursuant to the separation agreement, we will make semi-annual payments to Cantor during the term of the notes equal to the difference between 7.5% and the applicable interest rate of the notes.

Regulatory Requirements

Our liquidity and available cash resources are restricted by regulatory requirements of our operating subsidiaries. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer. In addition, self-regulatory organizations such as the FINRA and the NFA along with statutory bodies such as the FSA and the SEC, require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with broker-dealers and are not designed to specifically protect stockholders. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

As of June 30, 2008, $241.9 million of net assets were held by regulated subsidiaries. As of June 30, 2008, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $143.1 million.

Primary and Secondary Offerings

On June 10, 2008, we closed an underwritten public offering of additional shares of our Class A common stock. The offering was comprised of a primary offering (the “Primary Offering”) of 10,000,000 newly issued shares offered by us and a secondary offering (the “Secondary Offering”) of 10,000,000 issued and outstanding shares offered by Cantor and certain limited partners of Cantor and founding partners of BGC Holdings (“the Selling Stockholders”). In the Secondary Offering, 3,926,178 shares were offered by Cantor and 6,073,822 shares were offered by certain limited partners of Cantor and founding partners of BGC Holdings.

The offering price to the public was $8.00 per share, and the price, net of underwriters’ discount of 3.5%, was $7.72 per share. We received net proceeds of $77.2 million as a result of the Primary Offering. Offering expenses, other than underwriters’ discounts, of approximately $4.9 million were incurred by us. We did not receive any net proceeds from the sales of common stock offered by the Selling Stockholders in the Secondary Offering.

Immediately following the Primary Offering, we repurchased 175,000 shares of Class A common stock from one of our executive officers for $7.72 per share totaling approximately $1.4 million. We contributed the remaining net proceeds from the Primary Offering to BGC US and BGC Global in exchange for additional partnership interest on a one-for-one basis. BGC US and BGC Global expect to use such proceeds for general corporate purposes, including potential acquisitions.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $100 million of outstanding Class A common stock. During the six months ended June 30, 2008 and June 30, 2007, we did not repurchase any shares of our Class A common stocks under this plan. At June 30, 2008, we had approximately $58.2 million remaining from its $100 million buyback authorization.

We anticipate, based on management’s experience and current industry trends, that its existing cash resources, together with the proceeds received by our public offering, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. We expect our operating activities going forward to generate adequate cash flows to fund its normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for it to maximize its growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support operations;

•	support continued growth in its business;

•	effect acquisitions;

•	develop new or enhanced services and markets;

•	respond to competitive pressures; and

•	respond to unanticipated requirements.

We cannot guarantee that it will be able to obtain additional financing when needed on terms that are acceptable to it, if at all.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	2Q07	3Q07	4Q07	1Q08	2Q08
Volume (in billions)
Fully Electronic Volume—Excluding New Products (1)	$10,281	$12,689	$11,364	$13,155	$11,043
Fully Electronic Volume—New Products (1)	1,066	990	1,335	1,405	2,054

Total Fully Electronic Volume	11,347	13,679	12,699	14,560	13,097
Voice-Assisted Volume	9,820	10,883	9,769	12,967	13,010
Screen-Assisted Volume	7,317	8,438	7,503	9,016	8,956

Total Voice/Screen-Assisted Volume	17,137	19,321	17,272	21,983	21,966

Total Volume	$28,484	$33,000	$29,971	$36,543	$35,063

Transaction Count (in thousands, except for days)
Fully Electronic Transactions—Excluding New Products	1,749	2,661	2,811	3,866	3,531
Fully Electronic Transactions—New Products	154	128	126	248	330

Total Fully Electronic Transactions	1,903	2,789	2,937	4,114	3,861
Voice-Assisted Transactions	210	216	202	232	207
Screen-Assisted Transactions	114	119	117	136	134

Total Voice/Screen-Assisted Volume	324	335	319	368	341

Total Transactions	2,227	3,124	3,256	4,482	4,202

Trading Days	64	63	62	61	64

U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$33,100	$39,414	$35,044	$41,815	$35,689
Average Daily U.S. Treasury Volume	$517	$626	$565	$685	$558

(1)	New products are defined as foreign exchange, interest rate swaps, repay futures and credit default swaps.

Reported volumes and transaction counts include transactions by our brokers that participate in certain of our marketplaces by posting quotations for their accounts and by acting as principal on trades. While the principal participation may vary widely from product to product and may be significant for any given product or period, in no case does the principal participation by our brokers exceed 10% of any of the reported volume or transaction counts, except as otherwise noted. Such activity is intended, among other things, to assist our brokers in managing their proprietary positions, and to facilitate transactions, add liquidity, increase commissions and attract additional order flow to the eSpeed system.

Quarterly Market Activity

Fully electronic volume on the eSpeed system, excluding new products, was $11.0 trillion for the three months June 30, 2008, up 7.4% from $10.3 trillion for the three months ended June 30, 2007. Fully electronic volume on the eSpeed system for new products, which we define as foreign exchange, interest rate swaps, repurchase agreements, futures, and credit default swaps was, $2.1 trillion for the three months ended June 30, 2008, up 92.7% from $1.1 trillion for the three months ended June 30, 2007. Our combined voice-assisted and screen-assisted volume in the three months ended June 30, 2008 was $22.0 trillion, an increase of 28.2% from $17.1 trillion in the three months ended June 30, 2007.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at June 30, 2008 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$156,167	$23,592	$38,820	$30,927	$62,828
Long-term debt	150,000	—	150,000	—	—
Interest in long-term debt	19,688	11,250	8,438	—	—

Total contractual obligations	$325,855	$34,842	$197,258	$30,927	$62,828

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space.
(2)	Long-term debt reflects the issuance of $150.0 million of senior notes in connection with our separation from Cantor. (See Note 14, Long-Term Notes, to our condensed consolidated financial statements for more information regarding this long-term debt, including timing of payments and compliance with debt covenants.)

Off-Balance Sheet Arrangements

As of June 30, 2008 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We have disclosed in Note 1 to our condensed consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our final prospectus filed with the SEC on June 6, 2008 those accounting policies that we consider to be significant in determining our results of operations and financial condition.

The accounting principles utilized by us in preparing our condensed consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recently Adopted Accounting Pronouncements:

SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. SFAS 157 nullifies the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day-one gain or loss on derivative contracts where the firm cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, SFAS 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, SFAS 157 prohibits the recognition of block discounts for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of SFAS 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value, and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. We adopted the provisions of SFAS 157 when they became effective on January 1, 2008.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

•	Level 1 Measurements—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

•	Level 2 Measurements—Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

•	Level 3 Measurements—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value, we separate our financial instruments owned and our financial instruments sold, but not yet purchased into two categories: cash instruments and derivative contracts.

•

Cash Instruments—Our cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, certain sovereign government obligations, and active listed equities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, certain sovereign government obligations, money market securities, and less liquid listed equities, state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

•

Derivative Contracts—Our derivative contracts can be exchange-traded or OTC. Exchange-traded derivatives, typically fall within Level 1 or Level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. We generally value exchange-traded derivatives using the closing price of the exchange-traded derivatives. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

See Note 2, Fair Value of Financial Assets and Liabilities, in BGC Partners, Inc.’s condensed consolidated financial statements for the six months ended June 30, 2008 and 2007.

SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for BGC Partners as of January 1, 2008. On January 1, 2008, we adopted the fair value option for available-for-sale securities. The change in fair value of these instruments is recorded in Principal Transaction Revenues. As a result, the related unrealized loss of approximately $61,000 for the year ended December 31, 2007 was reclassed from accumulated other comprehensive loss to beginning accumulated deficit as a cumulative effect adjustment.

New Accounting Pronouncements:

SFAS No. 141(R): In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and noncontractual contingencies. SFAS 141(R) also amends the recognition criteria for contingent consideration. SFAS 141(R) is effective as of January 1, 2009. Early adoption is not permitted. We are currently evaluating the potential impact of adopting SFAS 141(R).

SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary, a parent’s ownership interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective as of January 1, 2009. Early adoption is not permitted. We are currently evaluating the potential impact of adopting SFAS 160.

SFAS No. 161: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the potential impact of adopting SFAS 161.

FASB Staff Position (“FSP”) No. EITF 03-6-1: In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting EITF 03-6-1.

ITEM 3.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contained in our final prospectus filed with the SEC on June 6, 2008. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three and six months ended June 30, 2008.

Foreign Currency Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the six months ended June 30, 2008. As foreign currency exchange rates change, the U.S. dollar equivalent of revenues and expenses denominated in foreign currencies change. Our UK operations generate a majority of their revenues in the British Pound and Euros. On a daily basis, all cash balances except those necessary to pay short-term expenses are converted to U.S. dollars. Changes in the translation of our net assets are recorded as part of its results of operations and fluctuate with changes in foreign currency conversion rates.

We do not consider the related economic risk to be material to our results of operations. We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income in our international operations of approximately $3.5 million for the six months ended June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Co-Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the disclosure controls and procedures of BGC Partners (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report, have concluded that, based on such evaluation, BGC Partners’ disclosure controls and procedures were not effective.

In 2007, the management of the BGC Partners, LLC which was merged with and into the Company on April 1, 2008 identified a material weakness in its internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board, including the lack of a formal, documented closing process designed to identify key financial reporting risks. This weakness may indicate a heightened risk that the BGC Partners, LLC’s and the Company’s annual or interim financial statements could contain a material misstatement. We are in the process of implementing the following initiatives which are aimed at addressing this weakness:

•	establishing what we believe are appropriate internal controls for the monthly closing process, including a more formal schedule and account substantiation and reconciliation tools;

•	establishing a single global general ledger with a standard global chart of accounts; and

•	taking steps aimed at ensuring that we have the appropriate staff within our organization.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, with the exception of the initiatives aimed at addressing the material weakness that was identified during 2007 for BGC Partners, LLC.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Legal Matters in Note 16 “Commitments, Contingencies and Guarantees” to the condensed consolidated financial statements included in Item 1 of this Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 5, 2008, by and between BGC Partners, Inc. and Deutsche Bank Securities Inc. and Cantor Fitzgerald & Co., as representatives of the several underwriters

10.1	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel

10.2	Lease Agreement, dated April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald Securities

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2008 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Co-Chief Executive Officer

/s/ Robert K. West
Name:	Robert K. West
Title:	Chief Financial Officer

Date: August 8, 2008

[Signature page to the Quarterly Report on Form 10-Q for the period ending June 30, 2008 dated August 8, 2008]