Form 10-Q
period 2008-09-30
BGC Partners, Inc.
filed 2008-11-10
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On November 4, 2008, the registrant had 48,910,298 shares of Class A common stock, $0.01 par value, and 31,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to:

•

our relationship with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”) and any related conflicts of interest, competition for and retention of brokers and other managers and key employees, support for liquidity and capital and other relationships;

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	liquidity, clearing capital requirements and the impact of recent credit market events;

•	market conditions, including trading volume and volatility, and further deterioration of the debt capital markets;

•	economic or geopolitical conditions or uncertainties;

•	the extensive regulation of the Company’s businesses, changes in regulations relating to the financial services industry, and risks relating to compliance matters;

•	factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk, as well as counterparty failure;

•

the costs and expenses of developing, maintaining and protecting intellectual property, including judgments or settlements paid or received in connection with intellectual property, or employment or other litigation and their related costs;

•

certain financial risks, including the possibility of future losses and negative cash flow from operations, potential liquidity and other risks relating to the ability to obtain financing and risks of the resulting leverage, as well as interest and currency rate fluctuations;

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

•	the effectiveness of risk management policies and procedures;

•

the ability to meet expectations with respect to payments of dividends and repurchases of our common stock or purchases of BGC Holdings, L.P. (“BGC Holdings”) limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, and our employees; and

•	the risks and other factors described herein under the heading “Item 1A—Risk Factors.”

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

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$152,134	$277,299
Cash segregated under regulatory requirements	378	2,683
Reverse repurchase agreements	6,508	7,560
Reverse repurchase agreements with related parties	202,865	140,689
Loan receivables from related parties	980	65,000
Securities owned	19,577	34,088
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	582,179	221,079
Accrued commissions receivable, net	156,575	140,887
Forgivable and other loan receivables from employees and partners	78,843	63,304
Fixed assets, net	140,382	137,815
Investments	28,651	12,264
Goodwill	67,826	62,826
Other intangible assets, net	14,101	15,676
Receivables from related parties	38,875	131,811
Other assets	62,769	64,648

Total assets	$1,552,643	$1,377,629

Liabilities, Redeemable Partnership Interest, Minority Interest and Stockholders’ and Members’ Equity
Accrued compensation	$104,366	$85,470
Securities sold, not yet purchased	2,301	—
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	588,333	270,465
Payables to related parties	39,384	139,500
Accounts payable, accrued and other liabilities	193,381	206,847
Deferred revenue	13,657	6,852
Long-term debt to related parties (Note 10)	—	196,818
Long-term debt	150,000	—

Total liabilities	1,091,422	905,952
Redeemable partnership interest (Note 2)	109,070	—
Minority interest (Note 2)	166,457	2,352
Stockholders’ and members’ equity (Note 2)
Members’ equity	—	235,454
Class A common stock, par value $0.01 per share 500,000 shares authorized; 58,750 and 36,796 shares issued at September 30, 2008 and December 31, 2007, respectively, and 48,910 and 30,294 shares outstanding at September 30, 2008 and December 31, 2007, respectively	576	368
Class B common stock, par value $0.01 per share 100,000 shares authorized; 31,848 and 20,498 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively, convertible into Class A common stock	318	205
Additional paid-in capital	268,015	313,238
Treasury stock, at cost: 9,840 and 6,502 shares of Class A common stock at September 30, 2008 and December 31, 2007, respectively	(79,200)	(62,597)
Retained deficit	(1,045)	(17,282)
Accumulated other comprehensive loss	(2,970)	(61)

Total stockholders’ and members’ equity	185,694	469,325
Total liabilities, redeemable partnership interest, minority interest and stockholders’ and members’ equity	$1,552,643	$1,377,629

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Commissions	$225,482	$204,233	$692,054	$585,048
Principal transactions	48,832	70,406	166,790	181,679
Fees from related parties	19,409	13,851	58,921	32,642
Market data	4,842	4,508	15,487	14,240
Software solutions	2,109	2,715	5,646	9,057
Interest income	1,019	4,873	8,803	19,885
Other (losses) revenues	(825)	(1,208)	(4,251)	2,859

Total revenues	300,868	299,378	943,450	845,410
Expenses:
Compensation and employee benefits	177,739	168,592	629,205	486,912
Allocation of net income to founding/working partners units	3,716	—	10,849	—
Allocation of net income to REUs	299	—	551	—

Total compensation and employee benefits	181,754	168,592	640,605	486,912
Occupancy and equipment	25,686	27,769	85,183	83,795
Fees to related parties	2,883	10,145	12,563	21,108
Professional and consulting fees	15,460	17,558	42,809	41,412
Communications	17,459	14,295	51,220	42,363
Selling and promotion	16,262	13,737	46,567	40,536
Commissions and floor brokerage	3,418	2,354	13,316	10,320
Interest expense	2,217	7,213	13,508	25,961
Other expenses	17,603	22,972	27,229	45,884

Total expenses	282,742	284,635	933,000	798,291

Income from continuing operations before minority interest and income taxes	18,126	14,743	10,450	47,119
Minority interest	6,511	375	18,591	1,424
Provision for income taxes	4,762	3,899	21,555	3,534

Net income (loss) available to common stockholders	$6,853	$10,469	$(29,696)	$42,161

Per share data (Note 2):
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$6,853	$10,469	$(29,696)	$42,161

Basic earnings (loss) per share	$0.08	$0.06	$(0.26)	$0.23

Basic weighted average shares of common stock outstanding	82,432	184,315	114,198	184,295

Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$16,446	$10,469	$(29,696)	$42,161

Fully diluted earnings (loss) per share	$0.08	$0.06	$(0.26)	$0.23

Diluted weighted average shares of common stock outstanding	196,574	184,315	114,198	185,451

Dividends declared per share of common stock	$0.10	$—	$0.23	$—

Dividends declared and paid per share of common stock	$—	$—	$0.13	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income available to common stockholders	$(29,696)	$42,161
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Compensation related to partner redemptions and exchangeability of founding partners units	84,255	—
Allocations of net income to founding/working partners units and REUs	11,400	—
Fixed asset depreciation and intangible asset amortization	43,414	44,579
Forgivable loan amortization	22,339	27,151
Charitable contributions	6,387	4,256
Equity-based compensation	5,854	3,389
Impairment of long lived assets	—	4,010
Other investment losses	4,982	413
Minority interest	18,591	1,424
Deferred tax benefit	(1,331)	(3,166)
Recognition of deferred revenue	(7,703)	(3,915)
Other	—	132
Changes in operating assets and liabilities:
Decrease in cash segregated under regulatory requirements	2,305	236
Decrease in reverse repurchases agreements	1,052	5,760
Increase in reverse repurchase agreements with related parties	(20)	(26,484)
Decrease in securities owned	14,511	40,454
Increase in receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	(361,100)	(190,303)
Increase in accrued commissions receivable, net	(15,688)	(46,067)
Increase in receivables from related parties	(24,563)	(25,982)
Decrease in restricted cash	—	1,827
Increase in forgivable and other loan receivables from employees and partners	(38,678)	(47,782)
Increase in loan receivables from related parties	(980)	—
Increase in securities sold, not yet purchased	2,301	21,494
Decrease in other assets	3,347	7,443
Increase in payables to brokers, dealers, clearing organizations, customers and related broker-dealers	317,868	240,831
Increase in accrued compensation	18,346	55,022
Decrease in securities sold under agreements to repurchase	—	(25,313)
Increase in deferred revenue	3,814	2,870
Decrease in accounts payable, accrued and other liabilities	(20,530)	(11,128)
Increase in payables to related parties	21,232	32,432

Net cash provided by operating activities	81,709	155,744

(Continued)

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Secured loan to related party	—	(80,000)
Payment of secured loan by related party	65,000	—
Investment of cash with related party	(62,156)	73,683
Purchases of fixed assets	(30,866)	(32,834)
Capitalization of software development costs	(15,339)	(16,148)
Capitalization of patent defense and registration costs	(1,697)	(1,332)
Acquisition of Radix	(5,000)	—
Investment in unconsolidated entities	(3,036)	(750)

Net cash used in investing activities	(53,094)	(57,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributions	(130,000)	—
Intercompany long-term borrowings	—	36,991
Long-term borrowings	150,000	—
Repayments of long-term borrowings with related parties	(196,818)	(69,500)
Proceeds from primary offering of class A common stock, net	72,342	—
Repurchase of Class A common stock	(16,603)	(373)
Proceeds from exercises of stock options and warrants	1,174	165
Excess tax benefit from stock-based compensation	13	49
Earnings distributions to Cantor	(12,382)	—
Earnings distributions to REUs	(453)	—
Earnings distributions to founding partners	(7,962)	—
Dividends to stockholders	(11,673)	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,418)	—

Net cash used in financing activities	(153,780)	(32,668)

Net (decrease) increase in cash and cash equivalents	(125,165)	65,695
Cash and cash equivalents at beginning of period	277,299	130,888

Cash and cash equivalents at end of period	$152,134	$196,583

Supplemental cash information:
Cash paid during the period for taxes	$13,759	$5,104

Cash paid during the period for interest	$11,232	$25,951

Supplemental non-cash information
Conversion of Class B common stock into Class A common stock	$10
Repurchase of Class A common stock	(5,046)
Investment of non-cash assets in ELX	18,333
Issuance of equity instruments upon merger	(281,650)
Unpaid fees related to primary offering of Class A common stock	(2,045)
Forgiveness/settlement of receivables from and payables to related parties, net, in conjunction with the separation and merger	4,354

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

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

The merger has been accounted for as a combination of entities under common control. eSpeed was deemed the acquirer and BGC Partners, LLC was deemed the acquiree. According to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, since the merger was a transaction between entities under common control, the assets and liabilities of BGC Partners, LLC were transferred at historical cost and the results of operations and cash flows have been reflected in the accompanying unaudited condensed consolidated financial statements as if the merger occurred as of the earliest period presented.

The Company’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Condensed Consolidated Statements of Financial Condition, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows of the Company for the interim periods presented. These unaudited condensed consolidated financial statements reflect the historical financial position, results of financial operations and cash flows of BGC Partners as if the merger occurred as of the earliest period presented, with the exception of certain capital and tax modifications which became effective as of April 1, 2008. Specifically, the historical financial statements of BGC Partners, for the periods prior to April 1, 2008, do not give effect to the following matters, which are described in more detail in Note 2, The Separation, Merger and Recapitalization, Note 3, Tax Restructuring and Note 4, Earnings Per Share:

•	The capitalization of the acquired net assets of BGC Partners, LLC;

•	Modification in tax structure;

•	Allocations of net income (loss) to founding/working partners units and REUs;

•	Redeemable partnership interest;

•	Minority interest held by Cantor; and

•	Basic and fully diluted earnings per share calculations.

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

•

Derivative Contracts—The Company’s derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives typically fall within Level 1 or Level 2 of the fair value hierarchy, depending on whether they are deemed to be actively traded or not. The Company generally values exchange-traded derivatives using the closing price of the exchange-traded derivatives. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

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

FASB Staff Position (“FSP”) No. 142-3: In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting FSP 142-3.

SFAS No. 162: In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles ”. The Company is currently evaluating the potential impact of adopting SFAS 162.

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

As a result of the separation and merger, the following four economic ownership classes of the Company were established:

Founding/working partners

Founding/working partners have a limited partnership interest in BGC Holdings. Prior to the merger, this interest was accounted for as a component of stockholders’ and members’ equity section of the Condensed Consolidated Statements of Financial Condition. With effect from the merger, the Company accounts for founding/working partnership interest outside of permanent capital, as “Redeemable partnership interest”, in the Condensed Consolidated Statements of Financial Condition. This classification is in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), which requires that preferred securities, or other equity instruments, including common stock, derivative instruments, noncontrolling interests, and share-based payment arrangements that are classified as equity, that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. EITF D-98 is applicable to founding/working partners’ interest because founding/working partner units are redeemable upon termination of a partner, which includes the termination of employment, which can be at the option of the partner and not within the control of the issuer.

Additionally, founding/working partners units receive allocations of net income based on their pro rata share of economic ownership. This allocation is reflected as “Allocation of net income to founding/working partners units” in the Company’s Condensed Consolidated Statements of Operations, which is a separate component of compensation expense.

REUs

In connection with the merger, BGC Holdings issued REUs to certain of its limited partners. The REUs entitle the holder to participate in distributions of BGC Holdings’ income and to receive post-termination payments equal to the notional value of the grant in four equal yearly installments after the holder’s termination. At the Company’s discretion, the REUs may also be exchangeable for Class A Common Stock on a one-for-one basis. The allocation of income to REUs is reflected as “Allocation of net income to REUs” in the Company’s Condensed Consolidated Statements of Operations, which is a separate component of compensation expense.

Cantor

Cantor’s limited partnership interest in BGC Holdings as a result of its contribution of the BGC Division is reflected as a component of “Minority interest” on the Company’s Condensed Consolidated Statements of Financial Condition. Cantor receives allocations of net income based on its pro rata share of economic ownership. This allocation is reflected as a component of “Minority interest” in the Company’s Condensed Consolidated Statements of Operations.

Common stockholders

Common stockholders’ interest is the interest held by the public, including Cantor, in the form of Class A and Class B Common Stock. This interest is reflected as “Stockholders’ equity” in the Company’s Condensed Consolidated Statements of Financial Condition.

Primary and Secondary Offerings

On June 10, 2008, the Company closed an underwritten public offering of additional shares of its Class A Common Stock (the “June 2008 Offering”). The offering was composed of a primary offering (the “Primary Offering”) of 10,000,000 newly issued shares offered by the Company and a secondary offering (the “Secondary Offering”) of 10,000,000 issued and outstanding shares offered by Cantor and certain limited partners of Cantor and founding partners of BGC Holdings (“the Selling Stockholders”). In the Secondary Offering, 3,926,178 shares were offered by Cantor and 6,073,822 shares were offered by certain limited partners of Cantor and founding partners of BGC Holdings.

The offering price to the public was $8.00 per share, and the price, net of underwriters’ discount of 3.5%, was $7.72 per share. The Company received net proceeds of $77.2 million as a result of the Primary Offering. Offering expenses, other than underwriters’ discounts, of approximately $4.9 million were incurred by the Company. The Company did not receive any net proceeds from the sales of common stock offered by the Selling Stockholders in the Secondary Offering. The Company and Cantor, as a selling stockholder, granted the underwriters an option, exercisable not later than 30 days after June 5, 2008, to purchase up to 3,000,000 additional shares of Class A Common Stock at a price of $7.72 per share. The option shares were to be sold by the Company or Cantor, or a combination thereof, at the Company’s election, however, the underwriters did not exercise this option.

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

eSpeed was a U.S. corporation and reported and paid U.S. federal income taxes as well as taxes to other jurisdictions in which it or its subsidiaries conducted business. Historically, much of BGC Partners, LLC had operated through entities that were treated as partnerships for U.S. federal income tax purposes. As such, much of the income was not subject to U.S. federal and state income taxes because taxes related to income earned by partnerships represent obligations of the individual partners. BGC Partners, LLC did have certain companies that were incorporated and subject to U.S. federal, state and local income tax and they did report and pay U.S. federal, state and local income taxes. Outside the United States, BGC Partners, LLC had operated principally through subsidiary corporations subject to local income taxes. Prior to April 1, 2008, income taxes reported on the consolidated financial statements for BGC Partners, LLC were primarily attributable to taxes incurred by its incorporated U.S. entities and by non-U.S. entities. Subsequent to the merger, the consolidated financial statements of the Company include U.S. federal, state and local income taxes on its allocable share of the U.S. results of operations, giving effect to the post-merger structure, as well as taxes payable to jurisdictions outside the U.S.

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

The Company’s earnings for the three months and nine months ended September 30, 2008 and 2007 were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income allocable to founding/working partner units	$3,716	$—	$10,849	$—
Net income allocable to REUs	299	—	551	—
Net income allocable to Cantor	5,578	—	16,278	—
Net income (loss) available to common stockholders	6,853	10,469	(29,696)	42,161

The following is information pertaining to the Company’s basic earnings per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except for per share data)
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$6,853	$10,469	$(29,696)	$42,161

Basic weighted average shares of common stock outstanding (1)	82,432	184,315	114,198	184,295

Basic earning (loss) per share	$0.08	$0.06	$(0.26)	$0.23

(1)	The weighted average shares outstanding for the three and nine months ended September 30, 2007 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for those periods, allocations to founding/working partners, REUs and Cantor have not been deducted from net income.

Fully diluted earnings (loss) per share is calculated utilizing net income available for common stockholders plus net income allocations to the founding/working partners units, REUs, and Cantor; and dividing it by the weighted average number of BGC Holdings units held by founding/working partners and Cantor, the Company’s outstanding shares of common stock, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including REUs, options, restricted stock units (“RSUs”) and warrants, were exercised, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. The following is information pertaining to the Company’s fully diluted earnings (loss) per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008(1)	2007
	(in thousands, except for per share data)
Fully diluted earnings (loss) per share:
Net income (loss) available to common stockholders	$6,853	$10,469	$(29,696)	$42,161
Allocation of net income to founding/working partner units	3,716	—	—	—
Allocation of net income to REUs	299	—	—	—
Allocation of net income to Cantor	5,578	—	—	—

Net income (loss) for fully diluted shares	$16,446	$10,469	$(29,696)	$42,161

Basic weighted average shares of common stock outstanding (2)	82,432	184,315	114,198	184,295
Stock options/restricted stock units/warrants	2,137	—	—	1,156
BGC Holdings units held by founding/working partners	44,702	—	—	—
REUs	209	—	—	—
BGC Holdings units held by Cantor	67,094	—	—	—

Fully diluted weighted average shares of common stock outstanding	196,574	184,315	114,198	185,451

Fully diluted earnings (loss) per share	$0.08	$0.06	$(0.26)	$0.23

(1)	Allocations of net income to founding/working partner units, REUs and Cantor have been excluded from the calculation of net income (loss) for fully diluted shares for the nine months ended September 30, 2008 because their effect would have been anti-dilutive.
(2)	The weighted average shares outstanding for the three and nine months ended September 30, 2007 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for those periods, allocations to founding/working partners and minority interest to Cantor have not been deducted from net income.

For the three months ended September 30, 2008 and 2007, approximately 22.4 million and 17.0 million REUs, options, RSUs and warrants, respectively, were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive because the exercise price exceeded the average share price for the period. For the nine months ended September 30, 2008 and 2007, approximately 21.2 million and 16.9 million REUs, options, RSUs and warrants, respectively, were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive because the exercise price exceeded the average share price for the period.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $100 million of outstanding Class A Common Stock.

Stock repurchase activity for the three months ended September 30, 2008 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
July 1, 2008 – July 31, 2008	—	$—	—	$58,202,695
August 1, 2008 – August 31, 2008	—	$—	—	$58,202,695
September 1, 2008 – September 30, 2008	3,163,072	$4.82	3,163,072	$42,950,645

During the nine months ended September 30, 2008, under this plan, the Company repurchased 3,163,072 shares of its Class A Common Stock for an aggregate purchase price of approximately $15.3 million. These repurchases included 1,261,491 shares repurchased from certain limited partners of BGC Holdings and Cantor on September 22, 2008 at a price of $4.00 per share, for an aggregate purchase price of approximately $5.0 million.

The 1,261,491 shares were purchased as follows: (i) 198,487 shares were purchased from partners of Cantor, which shares were transferred pursuant to distribution rights from Cantor in connection with the separation and merger of BGC Partners; (ii) 259,882 shares were purchased from founding partners of BGC Holdings, which shares were transferred to them pursuant to distribution rights from Cantor in connection with the separation and merger; and (iii) 803,122 shares were purchased from founding partners of BGC Partners and were issued upon exchange of exchangeable Founding Partner Units in BGC Holdings that such founding partners received in connection with the separation and merger.

In connection with the stock repurchase, Cantor agreed to accelerate the distribution of the distribution rights solely to permit such partners to sell such shares to the Company. The Company, as the general partner of BGC Holdings, further removed the contractual resale restrictions on such shares solely to permit such founding partners to sell such shares to the Company.

At September 30, 2008, the Company had approximately $43.0 million remaining from its $100.0 million buyback authorization.

5.	Fair Value of Financial Assets and Liabilities

The following table sets forth the Company’s financial assets, including those pledged as collateral, and financial liabilities at fair value (in thousands):

	September 30, 2008
	Assets	Liabilities
	(in thousands)
Equities	$19,577	$2,301
Derivative contracts	3,758	5,503

Total	$23,335	$7,804

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under SFAS 157 at September 30, 2008 (in thousands):

	Assets at Fair Value at September 30, 2008
	Level 1	Level 2	Level 3	Netting and Collateral	Total
	(in thousands)
Equities	$19,577	$—	$—	$—	$19,577
Derivative contracts	—	3,758	—	—	3,758

Total	$19,577	$3,758	$—	$—	$23,335

	Liabilities at Fair Value at September 30, 2008
	Level 1	Level 2	Level 3	Netting and Collateral	Total
	(in thousands)
Equities	$2,301	$—	$—	$—	$2,301
Derivative contracts	—	5,503	—	—	5,503

Total	$2,301	$5,503	$—	$—	$7,804

(1)	As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. (See Note 1, Organization and Basis of Presentation, for further information on the fair value hierarchy.)

6.	Securities Owned and Securities Sold, Not Yet Purchased

The Company allows certain of its brokerage desks to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating transactions, adding liquidity, improving customer satisfaction, increasing revenue opportunities, attracting additional order flow and, in a limited number of instances and subject to risk management limits, for the purpose of proprietary trading. Unmatched principal transactions were $21.9 million at September 30, 2008 and $34.1 million at December 31, 2007.

Securities owned consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
	(in thousands)
Equities	$19,577	$30,511
Other	—	3,577

Total	$19,577	$34,088

As of September 30, 2008 all of the Companies’ securities owned positions were unencumbered. At December 31, 2007, the Company had pledged $31.4 million of securities owned to satisfy deposit requirements at various exchanges or clearing organizations.

Securities sold, not yet purchased consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
	(in thousands)
Equities	$2,301	$—
Other	—	—

Total	$2,301	$—

7.	Collateralized Transactions

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

As of September 30, 2008, the Company had received, as collateral, U.S. Government, agency and equity securities with a fair value of $210.9 million, of which $204.5 million pertained to Reverse Repurchase Agreements with Cantor. Of the securities received as collateral, securities with a fair value of $28.8 million were repledged to exchanges or clearing organizations to fulfill deposit requirements and $60.2 million was used to cover settlement of principal transactions.

As of December 31, 2007, the Company had received, as collateral, U.S. Government and agency securities with a fair value of $150.7 million, of which $143.2 million pertained to Reverse Repurchase Agreements with Cantor. Of the securities received as collateral, securities with a fair value of $28.3 million were repledged to exchanges or clearing organizations to fulfill deposit requirements.

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

The receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
	(in thousands)
Receivables from brokers, dealers, clearing organization, customers and related broker-dealers:
Contract values of fails to deliver	$467,170	$93,146
Open derivative contracts	3,758	23,094
Receivables from clearing organizations	98,007	81,574
Other receivables from brokers, dealers and customers	13,244	23,265

Total	$582,179	$221,079

Payables to brokers, dealers, clearing organization, customers and related broker-dealers:
Contract values of fails to receive	$477,542	$88,873
Net pending trades	75,557	56,231
Open derivative contracts	5,503	23,450
Payables to clearing organizations	20,059	23,747
Other payables to brokers, dealers and customers	9,672	78,164

Total	$588,333	$270,465

A portion of these receivables and payables is with Cantor (see Note 10, Related Party Transactions, for additional information related to these receivables and payables).

Substantially all open fails to deliver and fails to receive transactions as of September 30, 2008 have subsequently settled at the contracted amounts.

9.	Derivatives

The Company has both OTC and exchange-traded derivative contracts. These derivative contracts primarily consist of bond futures, commodities, interest rate and foreign exchange futures, options, forwards and swaps. The Company enters into derivative contracts to facilitate client transactions, to hedge principal positions and to facilitate hedging activities of affiliated companies. Open derivative contracts are recognized at the fair value of the related assets and liabilities as part of “Receivables from and Payables to brokers, dealers, clearing organizations, customers and related broker dealers” in the accompanying Condensed Consolidated Statements of Financial Condition.

Fair values of derivative contracts are determined from quoted market prices or other public price sources. The Company does not designate any derivative contracts as hedges for accounting purposes. The change in fair value of derivative contracts is reported as part of “Principal transactions” in the accompanying Condensed Consolidated Statements of Operations.

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Forward settlement contracts	$—	$—	$110	$98
Swap agreements	3,758	5,503	22,503	22,975
Futures	—	—	328	224
Option contracts	—	—	153	153

Total	$3,758	$5,503	$23,094	$23,450

Transactions with off-balance-sheet risk are primarily short-term in duration. At September 30, 2008 and December 31, 2007, the notional amounts of derivative instruments used for trading purposes were $892.3 million and $2.2 billion, respectively. These contracts had remaining maturities of less than one year.

A portion of the Company’s derivative contracts is with Cantor. The fair value of derivative financial instruments with Cantor is set forth below (in thousands):

	September 30, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Forward settlement contracts	$—	$—	$78	$—
Swap agreements	3,758	5,503	3,282	4,734
Futures	—	—	328	224

Total	$3,758	$5,503	$3,688	$4,958

At September 30, 2008 and December 31, 2007, the notional amounts outstanding for derivative contracts with Cantor totaled $892.3 million and $933.5 million, respectively.

The replacement cost of contracts in a gain position at September 30, 2008, summarized by counterparty credit ratings, is as follows (in thousands):

Rating (a)	Net Replacement Cost (in thousands):
A	$—
Other (b)	3,758

(a)	Credit ratings based on Standard & Poor’s.
(b)	“Other” indicates counterparties’ for which no credit rating was available from an independent third-party source. It does not necessarily indicate that the counterparties’ credit is below investment grade.

10.	Related Party Transactions

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

The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the accompanying Condensed Consolidated Statements of Operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the accompanying Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2008, the Company was charged $7.6 million for the services provided by Cantor and its affiliates, of which $4.7 million was to cover compensation to leased employees. For the three months ended September 30, 2007, the Company was charged $10.1 million for the services provided by Cantor and its affiliates. For the nine months ended September 30, 2008, the Company was charged $22.1 million for the services provided by Cantor, of which $9.5 million was to cover compensation to leased employees. For the nine months ended September 30, 2007, the Company was charged $21.1 million for the services provided by Cantor.

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

Also, through its eSpeed brand, the Company provides technology services to ELX Futures L.P. (“ELX Futures”), a partnership in which the Company holds an approximate 25% interest. Pursuant to a technology services agreement entered into on December 21, 2007, the Company provides a software technology license, monthly maintenance support and other technology services as requested by ELX Futures. (See Note 11, Investments and Joint Ventures, for more information regarding the Company’s interest in ELX Futures and the related technology services agreement.)

For the three months ended September 30, 2008 and 2007, the Company recognized revenues of $19.4 million and $13.9 million, respectively, for the administrative and technology services provided to Cantor and its affiliates and ELX Futures. For the nine months ended September 30, 2008 and 2007, the Company recognized revenues of $58.9 million and $32.6 million, respectively, for the administrative and technology services provided to Cantor and its affiliates and ELX Futures. These revenues are included as part of “Fees from related parties” in the accompanying Condensed Consolidated Statements of Operations.

Employee Lease Agreement

Effective as of April 1, 2008, the Company was authorized to enter into an employee lease agreement with Cantor Fitzgerald Securities, pursuant to which certain employees of Cantor Fitzgerald Securities are deemed to be “leased employees” of the Company, which has the powers and rights of a common law employer of such employees.

Clearing Agreement

Following its merger on April 1, 2008, the Company received regulatory approval from FINRA for self-clearing its own securities transactions, and has begun self-clearing transactions in mortgage-backed securities, equities, corporate and other DTC-eligible bonds and repurchase agreements. However, BGC Partners has not begun to clear its own transactions in U.S. Treasury and U.S. Government Agency securities.

Accordingly, since the closing of the merger, the Company has continued to receive from Cantor certain clearing services in the U.S. pursuant to its pre-existing clearing agreement (“Clearing Services”). These Clearing Services have been provided since April 1, 2008 in exchange for payment by the Company of third-party clearing costs and allocated costs.

Debt Guaranty Agreements

On April 1, 2008, in connection with the Note Purchase Agreement, which authorized the issue and sale of $150.0 million principal amount of the Company’s Senior Notes, Cantor provided a guaranty of payment and performance on such notes. Cantor charges the Company an amount equal to 2.3% of the outstanding principal amount of the loans for the provision of the guaranty. The fees paid to Cantor for the guaranty are included as part of “Fees to related parties” in the accompanying Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2008, the Company recognized expense of approximately $0.9 and $1.7 million respectively, in relation to this charge. The Company did not recognize any expense for the three and nine months ended September 30, 2007.

Receivables from and Payables to Brokers, Dealers, Clearing Organizations, Customers and Related Broker-Dealers

In Europe and the United States, certain trades executed by the Company are cleared and settled by Cantor. Additionally, in the UK, BGC Partners places certain trades on behalf of Cantor and its affiliates.

Amounts due from or to Cantor for undelivered securities or open derivative contracts are included as part of “Receivables from and Payables to brokers, dealers, clearing organizations, customers and related broker dealers” in the accompanying Condensed Consolidated Statements of Financial Condition. As of September 30, 2008, the Company had receivables from Cantor of approximately $3.8 million and payables to Cantor of approximately $5.5 million. As of December 31, 2007, the Company had receivables from Cantor of approximately $3.7 million and payables to Cantor of approximately $5.0 million.

Forgivable and Other Loan Receivables from Employees and Partners

The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive forgivable loans. As of September 30, 2008 and December 31, 2007, the unamortized balance of these forgivable loans was $66.4 million and $55.8 million, respectively. These forgivable loans are included as part of “Forgivable and other loan receivables from employees and partners” in the accompanying Condensed Consolidated Statements of Financial Condition. Amortization expense for these forgivable loans for the three months ended September 30, 2008 and 2007 was $7.3 million and $7.7 million, respectively. Amortization expense for these forgivable loans for the nine months ended September 30, 2008 and 2007 was $22.3 million and $27.2 million, respectively. Amortization expense for forgivable loans is included as part of “Compensation and employee benefits” in the accompanying Condensed Consolidated Statements of Operations.

Additionally, from time to time, the Company may enter into agreements with employees and partners to grant bonus and salary advances or other types of loans that are non-forgivable. These advances and loans are repayable in the timeframes outlined in the underlying agreements. As of September 30, 2008 and December 31, 2007, the balance of these advances and non-forgivable loans was $12.4 million and $7.5 million, respectively. These advances and non-forgivable loans are included as part of “Forgivable and other loan receivables from employees and partners” in the accompanying Condensed Consolidated Statements of Financial Condition.

Reverse Repurchase Agreements

From time to time, the Company enters into overnight Reverse Repurchase Agreements with Cantor, whereby the Company receives U.S. Government, agency or eligible equity securities as collateral. As of September 30, 2008 and December 31, 2007, the Company had $202.9 million and $140.7 million, respectively, of Reverse Repurchase Agreements with Cantor, of which the fair value of the collateral received from Cantor was $204.5 million and $143.2 million, respectively.

Secured Loan to Cantor

On July 26, 2007, the Company entered into a Secured Promissory Note and Pledge Agreement (the “Secured Loan”) with Cantor in which the Company agreed to lend to Cantor up to $100.0 million (the “Secured Loan Amount”) on a secured basis from time to time. The Secured Loan was guaranteed by a pledge of the Company’s Class A Common Stock or Class B Common Stock owned by Cantor equal to 125% of the outstanding Secured Loan amount, as determined on a next day basis. The Secured Loan earned interest at the market rate for equity repurchase agreements plus 0.25% and was payable on demand. The Secured Loan was approved by the Company’s Audit Committee. In September 2008, the Company was authorized to increase the amount available under its Secured Loan with Cantor from up to $100.0 million to all excess cash other than that amount needed for regulatory purposes, and to also accept, as security, pledges of any securities in addition to pledges of Class A or Class B Common Stock of the Company provided for under the original Secured Loan. At September 30, 2008, there was no outstanding Secured Loan balance. At December 31, 2007, the outstanding balance of the Secured Loan was $65.0 million.

Notes Payable

Historically, the Company had various subordinated loans and notes payable outstanding to Cantor. At December 31, 2007, the amount of outstanding notes payable to Cantor was $196.8 million. All of these notes were repaid upon BGC Partners’ separation from Cantor on March 31, 2008.

The Company did not incur any interest expense related to the notes payable to Cantor for the three months ended September 30, 2008. The Company incurred interest expense related to the notes payable to Cantor of $4.9 million for the three months ended September 30, 2007. Interest expense related to notes payable to Cantor was $4.0 million and $15.1 million for the nine months ended September 30, 2008 and 2007, respectively. Interest expense related to these notes is recorded as part of “Interest expense” in the accompanying Condensed Consolidated Statements of Operations.

Grant Units

Prior to the merger, Cantor provided awards to certain employees of the Company in the form of grant units in Cantor (“grant units”). Grant units entitled the employees to participate in quarterly distributions of Cantor’s net income and to receive certain post-termination payments. See Note 15, Stock-Based Compensation, for more information regarding grant units.

Other Transactions

In February 2006, a subsidiary of Cantor acquired all of the assets of IDT Horizon GT, Inc. (“Horizon”). Immediately prior to the closing of the acquisition, the Company entered into a software license agreement with Horizon pursuant to which Horizon granted the Company a perpetual, fully paid up, non-transferrable (except to affiliates of the Company) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities (the “Horizon License”). In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant, which warrant was not transferred to Cantor. See Note 13, Goodwill and Other Intangible Assets, for more information regarding this transaction.

On August 10, 2006, the Company entered into a Sponsored Research Agreement with a researcher and a U.S. university (the “university”) in which the Company agreed to pay $100,000 per year for five years in exchange for research and certain patent rights. In October 2006, the Company agreed with Cantor that Cantor would pay 75% of all payments to be made by the Company in connection with the Sponsored Research Agreement. Additionally, Cantor agreed that to the extent, if any, that the Company makes charitable contributions to the university, Cantor will make a proportional charitable contribution. In exchange for this agreement, the Company will retain a nonexclusive license to all patents and patent applications resulting from the Sponsored Research Agreement within the field of financial services and Cantor will have patent rights to all other patents and patent applications. The Company further agreed that, in the event that the Company or Cantor grants a license to such technology in the field of fully electronic financial services, the Company and Cantor will each receive 50% of all revenue from any such license.

In January 2007, the Company announced the formation of Aqua Securities, L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Cantor and the Company have collectively contributed financial, professional and technology assets to the venture, which included all of the Company’s former equities order routing business. On August 21, 2008, the Company entered into a two- year Subordinated Loan Agreement, whereby the Company agreed to lend Aqua the principal sum of $1.0 million, at the applicable rate of six month LIBOR plus 200 basis points. The cash proceeds covered by this Agreement shall be used and dealt with by Aqua as part of its capital and shall be subject to the risks of the business. The loan is recorded as part of “Loan receivables from related parties” in the accompanying Condensed Consolidated Statements of Financial Condition. See Note 11, Investments and Joint Ventures, for information regarding these transactions.

The Company has a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings. See Note 11, Investments and Joint Ventures, for information regarding this transaction.

In April 2008, the Company was authorized to enter into short-term arrangements with Cantor to cover any failed U.S. treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of September 30, 2008, the Company had not entered into any arrangements to cover any failed U.S. treasury transactions.

In April 2008, the Company was authorized to enter into an indemnity agreement with Cantor with respect to the guarantee by Cantor of any liabilities associated with our application for a brokering license in China.

In June 2008, the Company was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. The Company was further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. As of September 30, 2008, the Company had not entered into any arrangements for the Aqua business.

On April 1, 2008, pursuant to a registration rights agreement entered into by Cantor and the Company in connection with the merger, and a registration rights agreement entered into by BGC Partners, LLC in connection with the separation and assumed by the Company in the merger, Cantor has received piggyback and demand registration rights. Cantor exercised its piggyback rights under the separation registration rights agreement to participate in the June 2008 Offering, in which 3,926,178 shares of Class A Common Stock were sold by Cantor to the underwriters of such offering. The transaction resulted in aggregate net proceeds to Cantor, before underwriting discounts and commissions and counsel fees, of $30,310,094. Pursuant to the separation registration rights agreement, all expenses of the June 2008 Offering, except for underwriting discounts and commissions and counsel fees of the selling stockholders, were borne by the Company.

In connection with its sale of 3,926,178 shares of Class A Common Stock in the June 2008 Offering, Cantor did not exchange any of its BGC Holdings limited partnership units. Therefore, Cantor remains able to exchange up to an aggregate of 20,000,000 of its BGC Holdings limited partnership units prior to the first anniversary of the completion of the separation for shares of Class A Common Stock in connection with a broad-based public offering, including all shares of Class A Common Stock received upon such exchange, underwritten by a nationally recognized investment banking firm. In connection with the June 2008 Offering, Cantor determined to accelerate the distribution of 6,037,355 shares of Class A Common Stock, distributable pursuant to distribution rights provided by Cantor to retained and founding partners, solely to permit such partners to sell such shares in the June 2008 Offering. The Company repurchased 175,000 of these shares from an executive officer of the Company at a price of $7.72 per share for an aggregate purchase price of approximately $1.4 million. Additionally, in order to enable a founding partner to sell 467 shares of Class A Common Stock in the June 2008 Offering, the Company, as the general partner of BGC Holdings, determined to remove the resale restrictions on such shares.

As required by the Cantor Limited Partnership Agreement and the BGC Holdings Limited Partnership Agreement, as applicable, the partners who sold distribution rights shares and exchange shares in the June 2008 Offering used an aggregate of $22.6 million of their proceeds to repay indebtedness or other obligations owed to Cantor or to third-party lenders guaranteed by Cantor, incurred in connection with the acquisition of the original Cantor limited partnership units in respect of which the partners had received their distribution rights and BGC Holdings limited partnership units in connection with the separation.

The remaining net proceeds to the Company from the June 2008 Offering, after the repurchase of the 175,000 shares, $75.9 million, were contributed to BGC US and BGC Global in exchange for BGC US limited partnership interests and BGC Global limited partnership interests. Prior to the Company’s contribution to BGC US and BGC Global, Cantor notified the Company and BGC Holdings that it had no intention of exercising any of its co-investment rights which would enable Cantor to acquire additional BGC Holdings limited partnership interests; therefore, no co-investment rights were triggered in Cantor when the Company made this contribution.

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

Pursuant to the underwriting agreement entered into in connection with the June 2008 Offering, the Company and Cantor, as a selling stockholder, granted the underwriters an option, exercisable not later than 30 days after June 5, 2008, to purchase up to 3,000,000 additional shares of Class A Common Stock at a price of $7.72 per share. The option shares were to be sold by the Company or Cantor, or a combination thereof, at the Company’s election; however, the underwriters did not exercise this option.

In August 2008, the Company was authorized to cause BGC Holdings to issue REUs in connection with acquisitions and to provide for such acquisitions to be done in only one of the operating entities when appropriate. In such event, the Company would not expect to maintain parity with respect to outstanding units in such operating entities.

Effective as of September 1, 2008, the Company was authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor Fitzgerald, L.P. and its affiliates and BGC Partners. The amount allocated to each party is based on the ratio of the total net amount of exposure for BGC Partners and Cantor. In the event of any net amount of exposure for each of Cantor and BGC Partners, the ratio of gross exposures between Cantor and BGC Partners will be utilized to determine the shares of profit or loss allocated to each for the period. Each calculation is made monthly and is determined for a particular month using the weighted average for the prior month in the succeeding month.

On September 22, 2008, Cantor accelerated the distribution of 198,487 shares of Class A Common Stock to retained partners of Cantor and 259,882 shares of Class A Common Stock to founding partners of BGC Holdings. Cantor agreed to accelerate the distribution of the 458,369 aggregate shares of Class A Common Stock solely to permit such partners to sell such distribution rights shares to the Company pursuant to the Company’s previously announced stock repurchase program. In connection with Cantor’s agreement to accelerate the distribution of the distribution rights shares, the Company, as the general partner of BGC Holdings, agreed to remove the contractual resale restrictions from 803,122 shares of Class A Common Stock receivable by founding partners upon exchange of BGC Holdings limited partnership units solely to permit such founding partners to sell such exchange shares to the Company pursuant to the Company’s repurchase program. The Company purchased the 1,261,491 aggregate shares of Class A Common Stock from the partners at $4.00 per share, for an aggregate purchase price of $5,045,963. As required by the Cantor Limited Partnership Agreement and the BGC Holdings Limited Partnership Agreement, as applicable, an aggregate of $2,120,356 of the partners’ proceeds of such sales of distribution rights shares and exchange shares was used to repay indebtedness or other obligations of such partners to Cantor or to third-party lenders guaranteed by Cantor, incurred in connection with the acquisition of the original Cantor limited partnership units in respect of which the partners had received their distribution rights and BGC Holdings limited partnership units in connection with the separation.

On September 26, 2008, the limited partnership agreement of BGC US and the limited partnership agreement of BGC Global were amended, effective as of September 1, 2008, to provide that, at the Company’s election, in connection with a repurchase of our Class A Common Stock or similar actions, BGC US and BGC Global will redeem and repurchase from the Company a number of units in BGC US and BGC Global equivalent to the number of shares of Class A Common Stock repurchased by the Company in exchange for cash in the amount of the gross proceeds to be paid in connection with such stock repurchase. The proportion of such amount to be paid by BGC US or BGC Global will be determined by BGC Partners. Certain technical amendments were also made to conform such limited partnership agreements to the BGC Holdings limited partnership agreement.

Cantor has the right to purchase from BGC Holdings any non-exchangeable BGC Holdings limited partnership units held by any founding partner that are redeemed by BGC Holdings upon termination or bankruptcy of the founding partner. Any such BGC Holdings limited partnership units purchased by Cantor from BGC Holdings will be exchangeable by Cantor for shares of Class B Common Stock or, at Cantor’s election, shares of Class A Common Stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments), from the Company, on the same basis as Cantor’s other BGC Holdings limited partnership units. As of September 30, 2008, as a result of the termination of 11 founding partners, BGC Holdings has the right to redeem an aggregate of 294,056 BGC Holdings limited partnership units. Accordingly, upon the redemption of any of the founding partners’ BGC Holdings limited partnership units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units pursuant to terms yet to be determined.

11.	Investments and Joint Ventures

The Company’s investments consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
ELX	$15,891	$—
Freedom International Brokerage	9,927	9,913
Aqua Securities, L.P.	1,982	1,529
EIP Holdings	848	819
Tradespark	3	3

Total investments	$28,651	$12,264

ELX

On December 21, 2007, the Company and 11 other leading financial institutions announced the formation of a limited partnership that will establish a fully-electronic futures exchange. The Company holds an approximate 25% interest in ELX Futures, and its holding company general partner, ELX Futures Holdings, LLC (combined “ELX”). Assuming the Company maintains its present ownership percentage, it will be entitled to approximately 25% of distributions from each entity. The Company has also entered into a technology services agreement with ELX pursuant to which the Company will provide a software technology license, monthly maintenance support and other technology services as requested by ELX. In conjunction with this transaction, the Company recorded an investment and deferred revenue of approximately $18.3 million in January 2008. The deferred revenue is being amortized over the license agreement term of four years. The Company is also developing software for the exchange. In accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition, since delivery of the software has not yet occurred, the Company records the cost of work performed as deferred revenue. As of September 30, 2008, in relation to the development of software, the Company has recognized approximately $1.0 million of deferred revenue, which is included as part of “Accounts payable, accrued and other liabilities” in the accompanying Condensed Consolidated Statements of Financial Condition.

In addition, the Company receives approximately $1.1 million per month for providing maintenance services to support the trading platform. For the three and nine months ended September 30 2008, approximately $4.6 million and $13.6 million, respectively, was recognized in income and is included as of “Fees from related parties” in the accompanying Condensed Consolidated Statements of Operations.

The Company’s share of ELX’s net loss was $1.2 million and $2.4 million for the three and nine months ended September 30, 2008, respectively, and the Company did not recognize any gains or losses for the three or nine months ended September 30, 2007 in connection with its investment in ELX. The Company’s share of the losses is included as part of “Other (losses) revenues” in the accompanying Condensed Consolidated Statements of Operations.

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

The Company’s share of Freedom’s net income was negligible for the three and nine months ended September 30, 2008, and was negligible for the three and nine months ended September 30, 2007. The Company’s share of the income is included as part of “Other (losses) revenues” in the accompanying Condensed Consolidated Statements of Operations.

Aqua

In January 2007, the Company announced the formation of Aqua, an alternative electronic trading platform which will offer new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. In June 2007, the Company contributed to Aqua $0.7 million cash and technology assets with a net book value of approximately $0.6 million. During the fourth quarter of 2007, Aqua received certain FINRA approvals. With that, BGC Partners further contributed to Aqua $0.6 million cash and technology assets with a net book value of approximately $0.5 million. During the nine months ended September 30, 2008, the Company contributed an additional $3.0 million to Aqua.

On August 21, 2008, the Company entered into a two- year Subordinated Loan Agreement, whereby the Company agreed to lend Aqua the principal sum of $1.0 million, at the applicable rate of six month LIBOR plus 200 basis points. The cash proceeds covered by this Agreement shall be used and dealt with by Aqua as part of its capital and shall be subject to the risks of the business. The loan is recorded as part of “Loan receivables from related parties” in the accompanying Condensed Consolidated Statements of Financial Condition. Interest income related to the subordinated loan was negligible for the three and nine months ended September 30, 2008. Interest income related to these notes is recorded as part of “Interest income” in the accompanying Condensed Consolidated Statements of Operations.

The Company’s share of Aqua’s net loss was $0.8 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively, and was $2.6 million and $0.5 million for the nine months ended September 30, 2008, respectively. The Company’s share of the losses is included as part of “Other (losses) revenues” in the accompanying Condensed Consolidated Statements of Operations.

EIP Holdings/Tradespark

The Company has a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice broker in certain energy products. Cantor has an 85% investment in EIP Holdings. The Company’s net income from its investment in TradeSpark, through both direct and indirect investments, was negligible for the three months and nine months ended September 30, 2008, and was negligible for the three and nine months ended September 30, 2007. The Company share of the income is included as part of “Other (losses) revenues” in the accompanying Condensed Consolidated Statements of Operations.

12.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Computer and communications equipment	$163,055	$149,224
Software, including software development costs	141,177	129,847
Leasehold improvements and other fixed assets	121,703	113,029

	425,935	392,100
Less: Accumulated depreciation and amortization	285,553	254,285

Fixed assets, net	$140,382	$137,815

Depreciation expense was $9.9 million and $8.4 million for the three months ended September 30, 2008 and 2007, respectively, and $28.7 million and $27.6 million for the nine months ended September 30, 2008 and 2007, respectively. Depreciation is included as part of “Occupancy and equipment” in the accompanying Condensed Consolidated Statements of Operations.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended September 30, 2008 and 2007, software development costs totaling $6.9 million and $5.1 million, respectively, were capitalized. For the nine months ended September 30, 2008 and 2007, software development costs totaling $15.3 million and $16.1 million, respectively, were capitalized. Amortization of software development costs totaled $3.9 million and $4.2 million for the three months ended September 30, 2008 and 2007, respectively, and $11.7 million and $12.8 million for the nine months ended September 30, 2008 and 2007, respectively.

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

The $5.0 million in cash paid was allocated to goodwill. The purchase price allocation is preliminary and is dependent on the Company’s final analysis of the net assets, including intangibles, which is expected to be completed within the one-year period following the consummation of the acquisition. The results of operations of Radix have been included in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. Goodwill will not be amortized but will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The changes in the carrying amount of goodwill at September 30, 2008 were as follows (in thousands):

Balance at December 31, 2007	$62,826
Radix acquisition	5,000

Balance September 30, 2008	$67,826

Other intangible assets consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Definite life intangible assets:
Patents	$34,161	$32,474
Customer base/relationships	11,464	11,464
Internally developed software	5,722	5,722
Covenant not to compete	1,628	1,628
Trademarks	1,315	1,315

Total gross definite life intangible assets	54,290	52,603
Less: Accumulated amortization	41,689	38,427

Net definite life intangible assets	12,601	14,176

Horizon license	1,500	1,500

Total net intangible assets	$14,101	$15,676

Amortization expense was $1.1 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively, and $3.3 million and $4.2 million for the nine months ended September 30, 2008 and 2007, respectively. Intangible amortization is included as part of “Other expenses” in the accompanying Condensed Consolidated Statements of Operations.

14.	Long-Term Notes

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes to a number of investors. The Notes are due April 1, 2010, with interest payable semiannually at the rate of 5.19% per annum. The Notes are subject to certain covenants, including capital covenants that require the Company to maintain consolidated capital at an amount not less than $227.5 million and debt covenants that require that the Company’s consolidated debt not to exceed 60% of its consolidation capitalization; provided, however, that if the Company’s consolidated debt exceeds 55%, then the applicable interest rate of the notes will be increased by 0.25% per annum. As of September 30, 2008, the Company was in compliance with all debt covenants.

The Company recorded interest expense of $1.9 million and $3.9 million for the three and nine months ended September 30, 2008, respectively.

15.	Stock-Based Compensation

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2007	342,325	$9.79
Granted	2,395,281	11.32
Less: Vested units	539,762	11.68
Less: Forfeited units	157,673	11.28

Balance at September 30, 2008	2,040,171	$11.02	1.92

The fair value of the restricted stock units (“RSUs”) is determined on the date of grant based on the market value of Class A Common Stock, and is recognized, net of the effect of estimated forfeitures, over the vesting period. This method of valuation is used for employees of the Company. RSUs may be issued to non employees as compensation for services provided. In this case, the value of the RSU is adjusted on a monthly basis to reflect current market value. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and non employee RSUs.

During the three months ended September 2008, the Company issued approximately 232,000 RSUs, with an aggregate estimated grant date fair value of $1.8 million, to employees. These RSUs, which vest over a three-year period from the grant date, were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. Issuance of these RSUs had the effect of deferring a portion of the Company’s compensation expense to future periods.

As of September 30, 2008 and December 31, 2007, the aggregate estimated grant date fair value of outstanding RSUs was $22.5 million and $3.4 million, respectively.

Compensation expense related to RSUs was approximately $1.6 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and $5.5 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value
Balance at December 31, 2007	15,526,899	$14.63
Granted	—	—
Less: Exercised options	145,525	8.07
Less: Forfeited options	197,526	14.94

Balance at September 30, 2008	15,183,848	14.69	4.4	$—

Options exercisable at September 30, 2008	15,166,615	$14.70	4.4	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A Common Stock. At September 30, 2008 there were no in-the-money options.

During the nine months ended September 30, 2008 and 2007, the aggregate intrinsic value of options exercised was $0.5 million and $0.1 million, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A Common Stock on the date of grant of each option. The options generally vest ratably on a quarterly basis over four years from the grant date. In December 2007, the Board of Directors accelerated the vesting of the majority of outstanding stock options. Therefore, for the three and nine months ended September 30, 2008, there was approximately $3,000 of total unrecognized compensation expense related to unvested stock options granted under the Amended and Restated Long Term Incentive Plan (“LT Plan”). Total compensation expense related to employee stock options before associated income taxes was approximately $2,200 and $0.4 million for the three months ended September 30, 2008 and 2007, respectively, and $8,600 and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively.

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

As of September 30, 2008 and December 31, 2007, the estimated fair value of the grant units held by the Company’s employees was $3.0 million and $2.8 million, respectively. As of September 30, 2008 and December 31, 2007, the notional amount of grant units outstanding was $6.7 million and $7.2 million, respectively.

Non-cash compensation expense is recorded to account for changes in the estimated fair value. For the three months ended September 30, 2008 and 2007, the Company recorded total non-cash compensation expense of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded total non-cash compensation expense of $0.2 million and $0.5 million, respectively.

REUs

The Company provides limited partnership interests in BGC Holdings, termed REUs, to certain employees. These REUs entitle the holder to participate in distributions of BGC Holdings’ income and to receive post-termination payments equal to the notional value of the grant in four equal yearly installments after the holder’s termination provided that the holder has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. These REUs may also be exchangeable for Class A Common Stock in accordance with the terms and conditions of the grant of such REUs. REUs are accounted for by the Company as liability awards under SFAS 123R. The liability incurred for REUs is re-measured at the end of each reporting period. Non-cash compensation is recorded to account for changes in the estimated fair value of REUs.

On September 8, 2008, the Company granted approximately 0.6 million REUs to certain executives as interim bonuses paid in lieu of cash. These REUs, which had a notional value of $3.3 million, vested immediately upon grant date.

As of September 30, 2008, the aggregate estimated fair value of the REUs held by executives was $3.8 million, and the aggregate notional amount of these REUs was $9.3 million. As of December 31, 2007, the aggregate estimated fair value of the REUs held by executives was $2.3 million and the aggregate notional amount of these REUs was $6.0 million. Issuance of these REUs had the effect of deferring a portion of the Company’s compensation expense to future periods.

As of September 30, 2008, the aggregate estimated fair value of the REUs held by non-executive employees was $1.7 million, and the aggregate notional amount of these REUs was $27.3 million. As of December 31, 2007, the aggregate estimated fair value of the REUs held by non-executive employees was $2.6 million and the aggregate notional amount of these REUs was $5.2 million. These REUs, which vest over a three-year period, were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. Issuance of these REUs had the effect of deferring a portion of the Company’s compensation expense to future periods.

Compensation expense related to REUs is recognized over the stated service period. The Company recognized compensation expense related to REUs of $2.9 million and $3.3 million for the three and nine months ended September 30, 2008. The Company did not recognize any compensation expense related to REUs for the three and nine months ended September 30, 2007.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2007	1,986	$27.04
Granted	—	—
Less: Exercised	—	—
Less: Forfeited	—	—

Balance at September 30, 2008	1,986	$27.04	3.0

The Company did not recognize any expense related to the business partner warrants for the three and nine months ended September 30, 2008 and 2007, respectively.

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

Other Matters

The National Australia Bank Limited (“NAB”) has filed a claim against BGC International (“BGCI”) and BGC Capital Markets (Japan) LLC (formerly known as Cantor Fitzgerald LLC), which we refer to as “BGC Capital Markets (Japan).” From September 2001 through January 2004, NAB employees who traded in foreign exchange options allegedly lost substantial amounts of money and allegedly overstated the positions which they held. NAB claims that it was the object of conduct by BGCI and BGC Capital Markets (Japan) and certain traders on NAB’s currency options desk, whereby BGCI and BGC Capital Markets (Japan) allegedly provided misleading and deceptive independent revaluation rates to NAB’s middle office, which were then purportedly relied upon by NAB. NAB alleges that the supply of these revaluation rates prevented NAB from discovering the true position of the currency options portfolio and that it subsequently sustained trading losses of AUD 311 million (or, based on an exchange rate of .7924 at September 30, 2008, approximately $246 million). The 2006 NAB annual report claims that NAB’s total loss amounted to AUD 539 million (or, based on an exchange rate of .7924 at September 30, 2008, approximately $427 million), implying that its consequential losses amounted to AUD 228 million (or, based on an exchange rate of .7924 at September 30, 2008, approximately $181 million). BGCI and BGC Capital Markets (Japan) have investigated and are investigating the legal and factual basis of the NAB allegations. At this time, based on the information provided, BGCI and BGC Capital

Markets (Japan) believe that they have substantial defenses in respect of the losses claimed by NAB. Accordingly, BGCI and BGC Capital Markets (Japan) do not believe that they are responsible for the losses claimed by NAB. While no specific request for damages is alleged, the amount claimed is expected to be in excess of $600 million. If BGCI and BGC Capital Markets (Japan) do not prevail, BGCI and BGC Capital Markets (Japan) could be subject to substantial liability, and in any event, would likely incur significant legal and other costs in connection with the defense of any such action, however, at this time, BGC Partners is unable to estimate a loss or range of losses. From and after the closing date of the merger, any such losses of BGC US and BGC Global will be allocated to BGC Holdings pursuant to the BGC US limited partnership agreement and BGC Global limited partnership agreement.

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against the Company. In its complaint, TT alleged that the Company infringed U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International Ltd., ECCO LLC and ECCOWare Ltd as defendants in a second amended complaint. On January 5, 2006, the Company answered TT’s second amended complaint in which the Company denied the infringement allegations, and the Company filed an amended counterclaim seeking a declaration that the patents in suit are invalid, the Company does not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The trial court consolidated for certain discovery and Markman hearing purposes the Company’s case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the trial court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the trial court found that the Company correctly defined several of the patents’ key terms. The trial court’s ruling supports our consistent position that the Company’s products fall outside the scope of TT’s patents. In February 2007, the trial court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 2006 ruling. In light of the claim construction ruling, on June 20, 2007, the trial court granted the Company’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of the Company’s products. As a result, the remaining products at issue in the case are the versions of the Company’s products that have not been on the market in the U.S. since around the end of 2004. TT moved for reconsideration of that summary judgment ruling which the court denied. The trial began on September 10, 2007 and ended on October 4, 2007. On October 10, 2007 a jury rendered a verdict that the Company willfully infringed. The jury awarded damages in the amount of $3.5 million. On January 3, 2008, the court granted the Company’s motion for directed verdict on willfulness, finding that the Company’s infringement was not willful as a matter of law, and denied the Company’s general motions for directed verdict and for new trial. On February 6, 2008, the Company’s remittitur motion was conditionally granted and on February 12, 2008, TT accepted the remittitur. Accordingly, the verdict has been reduced to approximately $2.6 million plus interest. Additionally, TT’s motion for pre-judgment interest was granted and interest was set at the prime rate, compounded monthly. On May 6, 2008, the trial court denied the Company’s counterclaim for a declaration of unenforceability due to inequitable conduct. On May 23, 2008, the trial court entered a permanent injunction against the Company’s infringement of the TT patents. On June 11, 2008, the trial court denied TT’s request for attorneys’ fees. TT is seeking costs, and that request is pending with the trial court. Both the Company and TT have appealed to the U.S. Court of Appeals for the Federal Circuit. On July 24, 2008, the trial court granted the Company’s motion to stay the judgment without the posting of a bond. If TT ultimately prevails in the litigation, the Company may be required to pay TT damages and/or certain costs and expenses, and the Company may be forced to modify or withdraw certain products from the market.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which we transact, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2008, the Company was contingently liable for $58.5 million under these letters of credit, and paid an average fee of 0.70% on them. During the three months ended September 30, 2008, the Company renewed its letter of credit for the benefit of Euroclear, at which time the fee was increased from 0.38% to 0.75%.

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

17.	Income Taxes

As of September 30, 2008 and December 31, 2007, the Company had $4.1 million and $3.6 million of unrecognized tax benefits, respectively, all of which would affect the Company’s effective tax rate if recognized.

During the three months and nine months ended September 30, 2008, the Company did not have any material changes with respect to interest and penalties.

The Company does not anticipate any significant change in the total amount of unrecognized benefits (excluding interest and penalties) over the next twelve months.

18.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory capital requirements may restrict the ability to withdraw capital from subsidiaries. As of September 30, 2008, $251.3 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $163.5 million.

19.	Geographic Information

The Company offers products and services in the United States, Europe and the AMEA region (defined as Africa, Middle East and Asia-Pacific). For the nine months ended September 30, 2008, the United Kingdom and France were the only individual foreign countries that accounted for at least 10% of total revenues and long-lived assets.

Information regarding revenues for the three months and nine months ended September 30, 2008 and 2007, respectively, and information regarding long-lived assets (defined as forgivable loans, fixed assets, net of accumulated depreciation, investment, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in geographic areas as of September 30, 2008 and December 31, 2007, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
United Kingdom	$140,521	$127,156	$435,051	$351,535
United States	81,427	105,239	251,617	291,376
France	25,242	26,273	96,420	85,527
AMEA	46,966	36,472	138,501	102,355
Other Europe	5,837	2,931	18,094	10,776
Other Americas	875	1,307	3,767	3,841

Total revenues	$300,868	$299,378	$943,450	$845,410

	September 30, 2008	December 31, 2007
Long-lived assets:
United Kingdom	$134,965	$125,613
United States	126,301	127,184
France	30,515	26,880
AMEA	22,817	16,618
Other Europe	3,199	3,311
Other Americas	765	1,037

Total long-lived assets	$318,562	$300,643

20.	Subsequent Events

Acquisition of Liquidez

In August 2008, the Company entered into a purchase agreement to acquire Liquidez Distribuidora de Titulos e Valores Mobiliarios Ltda. (“Liquidez”), a Brazilian financial institution and interdealer broker with offices in Sao Paulo and Rio de Janeiro, for approximately $15 million. This acquisition will enable the Company to enter the Brazilian economy, which is fast becoming one of the world's major economies, and will provide a platform for further expansion in Brazil and Latin America. The purchase transaction is subject to the approval of the Central Bank of Brazil, CMN and the President of the Federative Republic of Brazil. The transaction is expected to close in the first half of 2009.

Third Quarter Dividend

On November 4, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share payable on December 1, 2008 to Class A and Class B common stockholders of record as of November 17, 2008.

Clearing Capital Agreement

On November 5, 2008, the Company entered into an Agreement (the “Agreement”) with Cantor. Pursuant to the terms of the Agreement, so long as Cantor is providing Clearing Services to the Company, Cantor shall be entitled to request from the Company, and the Company shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the Agreement. The amounts requested shall reflect Cantor’s reasonable determination of its or its affiliates’ required capital requirements in connection with the Clearing Services and/or potential additional funds which may be required to replace Cantor funds being otherwise utilized to post capital requirements for the benefit of the Company.

The Agreement shall not require the Company to provide cash or property which is required to be maintained by the Company to meet the capital requirements of its regulated entities or the needs of the ordinary operation of its businesses. Cantor shall not be required to pay interest on the amounts provided by the Company.

The Agreement is terminable by either party on 90 days’ notice. The Company shall be entitled to withdraw a portion of the provided assets from time to time with mutual agreement by Cantor that such funds are in excess of the amounts reasonably required by Cantor. As soon as practicable following termination of the Agreement by either party, Cantor has agreed to return the provided assets to the Company.

The Company has further agreed to formalize its agreement to pay Cantor to clear its securities transactions at Cantor’s cost, which shall include all direct and third-party costs, as well as allocated costs. These amounts have been paid to Cantor since April 1, 2008.

The Company relies upon Cantor to provide Clearing Services and, in the absence of the Agreement, it would have to secure an alternative third-party clearing arrangement to provide such Clearing Services, which might be at higher rates or otherwise on less favorable terms.

The Company intends to continue this relationship with Cantor. Accordingly, the Company expects that Cantor will continue to post clearing capital on the Company’s behalf and the Company will either post clearing capital with Cantor as requested under the Agreement or continue to invest its excess cash via reverse repurchase agreements or in other overnight investments. In the absence of such an arrangement, the Company may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of these transactions. The increased capital requirements required in connection with the clearing of the Company’s securities transactions could have a material adverse impact on the Company’s ability to pay dividends, repurchase its stock or affect strategic acquisitions or other opportunities. However, the Company believes that the Agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude the Company from meeting its cash needs in the near term.

Co-Chief Executive Officer Resignation and Appointment of Chief Operating Officer

On November 5, 2008, the Company announced that, effective on December 19, 2008, Mr. Lee M. Amaitis will cease to be Co-Chief Executive Officer of BGC Partners and will become Vice Chairman of the Company. In this role, Mr. Amaitis will focus on strategic acquisitions and transactions and corporate development for BGC Partners and spend approximately 25% of his time on BGC Partners matters. Shaun Lynn, President of BGC Partners, will continue to manage the day-to-day activities of the business. Mr. Amaitis will also continue to be employed as President and Chief Executive Officer of the gaming businesses of Cantor Fitzgerald, L.P. and its affiliates, a role which is expected to require a larger time commitment from Mr. Amaitis. In his new role as Vice Chairman of the Company, Mr. Amaitis will no longer serve as an executive officer of BGC Partners. His 2008 bonus compensation and 2009 salary will be determined in December 2008 by the Compensation Committee.

In addition, on November 5, 2008, Mr. Amaitis informed the Board of Directors of BGC Partners that he will not stand for re-election at the 2008 Annual Meeting of Stockholders and he will leave the Board effective December 8, 2008, the date of the 2008 Annual Meeting.

Howard W. Lutnick will continue to serve as Chairman of the Board and Chief Executive Officer of BGC Partners.

Further, effective January 1, 2009, the BGC Partners Board of Directors appointed Sean Windeatt to serve as the Chief Operating Officer of BGC Partners. Mr. Windeatt, age 35, has been Executive Managing Director and Vice President of BGC Partners, since 2007 and served as a Director of Cantor Fitzgerald International from 2004 to 2007. Mr. Windeatt also served as a Business Manager and member of the Finance department of Cantor Fitzgerald International from 1997 to 2003.

Mr. Windeatt, who will be our Chief Operating Officer effective January 1, 2009, has a standard employment agreement with us which is currently in effect and pursuant to which he is paid 200,000 GBP per year, or $316,280 (based on a U.S. dollar exchange rate of USD 1.00=GBP 1.5814 in effect on November 6, 2008). In addition to his salary and discretionary bonus payments, we provide to Mr. Windeatt a car lease and automotive insurance allowance having a value of approximately $2,066 per month and a premium apartment lease in the amount of approximately $89,972 per year. The premium lease is an agreement between us and his landlord in which we pay the lease amount on behalf of Mr. Windeatt for the period of the lease. In September 2007, Mr. Windeatt received 18,628 RSUs of BGC Partners which vest over two years. In 2008, Mr. Windeatt received 11,800 REUs of BGC Holdings which vest over three years and have a post termination amount of $120,355. None of the REUs is currently exchangeable. As a partner of BGC Holdings, Mr. Windeatt’s capital account has a value of approximately $425,000. He does not have any outstanding loans. In connection with the merger, Mr. Windeatt received 26,052 rights to shares from Cantor and 130,260 founding partner units. On March 31, 2008, Mr. Windeatt repaid his outstanding High Distribution II and High Distribution III Accounts in the total amount of $262,351 together with an outstanding special loss allocation of $4,500 to Cantor by redemption of all of his distribution right shares and 16,473 founding partner units. As of November 5, 2008, Mr. Windeatt held no distribution rights shares and 113,787 founding partner units, of which 9,579 are currently exchangeable into shares of Class A Common Stock.

Charity Day Contributions

In November, 2008, certain partners of BGC Holdings, including Lee M. Amaitis, an executive officer of the Company, offered to donate shares of Class A Common Stock receivable pursuant to the separation and merger to The Cantor Relief Fund to cover the proceeds of Charity Day. The donation is intended to cover the approximately $6.4 million raised by employees of the Company on its annual September 11, 2008 Charity Day and, valued at the closing price of Class A Common Stock on November 5, 2008, would be approximately 1,893,492 shares. The shares, when donated, are expected to be sold from time to time by The Cantor Relief Fund in the future and proceeds will be donated to the various charities honored at Charity Day. The donations were approved by the BGC Partners Audit and Compensation Committees.

The shares are expected to include (i) shares donated by founding partners of BGC Holdings, which shares were transferred to them pursuant to distribution rights from Cantor in connection with the separation and merger; and (ii) shares donated by founding partners of BGC Holdings that were issued upon exchange of exchangeable founding partner units in BGC Holdings that such founding partners received in connection with the separation and merger.

In connection with the charitable donation, Cantor agreed to accelerate the distribution of the distribution rights shares solely to permit such partners to donate such shares to The Cantor Relief Fund. BGC Partners, as the general partner of BGC Holdings, has further agreed to remove the contractual resale restrictions on the exchange shares solely to permit such founding partners to donate such shares to The Cantor Relief Fund. The Company may, from time to time, choose to purchase shares from the Cantor Relief Fund.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to:

•

our relationship with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”) and any related conflicts of interest, competition for and retention of brokers and other managers and key employees, support for liquidity and capital and other relationships;

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	liquidity, clearing capital requirements and the impact of recent credit market events;

•	market conditions, including trading volume and volatility, and further deterioration of the debt capital markets;

•	economic or geopolitical conditions or uncertainties;

•	the extensive regulation of the Company’s businesses, changes in regulations relating to the financial services industry, and risks relating to compliance matters;

•	factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk, as well as counterparty failure;

•

the costs and expenses of developing, maintaining and protecting intellectual property, including judgments or settlements paid or received in connection with intellectual property, or employment or other litigation and their related costs;

•

certain financial risks, including the possibility of future losses and negative cash flow from operations, potential liquidity and other risks relating to the ability to obtain financing and risks of the resulting leverage, as well as interest and currency rate fluctuations;

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

•	the effectiveness of risk management policies and procedures;

•

the ability to meet expectations with respect to payment of dividends and repurchases of our common stock or purchases of BGC Holdings, L.P. (“BGC Holdings”) limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, and our employees; and

•	the risks and other factors described herein under the heading “Item 1A—Risk Factors.”

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

One of the changes developing in the market as a consequence of the current financial system rescues is a trend toward more utilization of central-party clearers as a way to limit credit risk for market participants. As much of our business is transacted in the OTC markets, we see the advent of a central-party clearer as a positive development as it should increase volumes and expedite the collection of our commission revenues. We currently transact in many OTC products that have central clearing, such as U.S. Treasuries, which are cleared by the DTCC, and European interest rate swaps, which clear through LCH.

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

Financial Overview

Revenue Growth

Total revenues were $300.9 million and $299.4 million for the three months ended September 30, 2008 and 2007, respectively, representing a 0.5% increase. Total revenues were $943.5 million and $845.4 million for the nine months ended September 30, 2008 and 2007, respectively, representing an 11.6% increase. The main factors contributing to our growth were:

•	an increase in our brokerage personnel from 1,200 at September 30, 2007 to 1,294 at September 30, 2008;

•	overall volume growth in markets in which we provide brokerage services;

•

a continued focus on, and investment in, growing and higher margin product areas that complement our existing brokerage services, including credit products for which revenues increased 35.3% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007; and other asset classes, particularly equities and equity derivatives, for which revenues increased 52.1% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007;

•	the introduction and continued development and expansion of hybrid brokerage capabilities;

•	fees from technology services and software licenses provided to ELX in conjunction with the technology services agreement, which commenced in January 2008; and

•	the continued development, marketing and sale of our data and analytical products.

Net Income

For the three months ended September 30, 2008, we had a net income of $6.9 million compared to a net income of $10.5 million for the three months ended September 30, 2007. Included in expense in the third quarter of 2008 were non-cash compensation charges for grant units, REUs and RSUs of $4.5 million and losses from our equity investments in Aqua and ELX of $0.8 million and $1.2 million, respectively.

For the nine months ended September 30, 2008, we had a net loss of $29.7 million compared to a net income of $42.2 million for the nine months ended September 30, 2007. Included in our current year expenses were one-time non-cash, compensation charges of $84.1 million, relating to the redemption of partnership units held by certain of our executive officers to settle outstanding loan obligations, as well as, the activation of exchangeability of founding partner interests held by certain executives, as part of the separation. Also included in expense were non-cash compensation charges for REUs and RSUs of $8.8 million and losses from our equity investments in Aqua and ELX of $2.6 million and $2.4 million, respectively. This charge was partially offset by increased profitability across all product categories. These variances are discussed in more detail under the discussion of “—Results of Operations”.

Results of Operations

Revenues and Expenses for the Three Months and Nine Months Ended September 30, 2008 Compared with the Three Months and Nine Months Ended September 30, 2007

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$225,482	74.9%	$204,233	68.2%	$692,054	73.4%	$585,048	69.2%
Principal transactions	48,832	16.2	70,406	23.5	166,790	17.7	181,679	21.5

Total brokerage revenues	274,314	91.1	274,639	91.7	858,844	91.1	766,727	90.7
Fees from related parties	19,409	6.5	13,851	4.6	58,921	6.2	32,642	3.9
Market data	4,842	1.6	4,508	1.5	15,487	1.6	14,240	1.7
Software solutions	2,109	0.7	2,715	0.9	5,646	0.6	9,057	1.1
Interest income	1,019	0.3	4,873	1.6	8,803	0.9	19,885	2.4
Other (losses)revenues	(825)	(0.2)	(1,208)	(0.3)	(4,251)	(0.4)	2,859	0.2

Total revenues	300,868	100.0	299,378	100.0	943,450	100.0	845,410	100.0
Expenses:
Compensation and employee benefits	177,739	59.1	168,592	56.3	629,205	66.7	486,912	57.6
Allocation of net income to founding/working partner units	3,716	1.2	—	—	10,849	1.1	—	—
Allocation of net income to REUs	299	0.1	—	—	551	0.1	—	—

Total compensation and employee benefits	181,754	60.4	168,592	56.3	640,605	67.9	486,912	57.6
Occupancy and equipment	25,686	8.5	27,769	9.3	85,183	9.0	83,795	9.9
Fees to related parties	2,883	1.0	10,145	3.4	12,563	1.3	21,108	2.5
Professional and consulting fees	15,460	5.1	17,558	5.9	42,809	4.5	41,412	4.9
Communications	17,459	5.8	14,295	4.8	51,220	5.4	42,363	5.0
Selling and promotion	16,262	5.4	13,737	4.6	46,567	4.9	40,536	4.8
Commissions and floor brokerage	3,418	1.1	2,354	0.8	13,316	1.4	10,320	1.2
Interest expense	2,217	0.7	7,213	2.4	13,508	1.4	25,961	3.1
Other expenses	17,603	5.9	22,972	7.7	27,229	2.9	45,884	5.4

Total expenses	282,742	94.0	284,635	95.2	933,000	98.9	798,291	94.4

Income from continuing operations before minority interest and income taxes	18,126	6.0	14,743	4.9	10,450	1.1	47,119	5.6
Minority interest	6,511	2.2	375	0.1	18,591	2.0	1,424	0.2
Provision for income taxes	4,762	1.6	3,899	1.3	21,555	2.3	3,534	0.4

Net income (loss) available to common stockholders	$6,853	2.3%	$10,469	3.5%	$(29,696)	(3.1)%	$42,161	5.0%

We offer our brokerage services in four broad product categories: rates, credit, foreign exchange and other asset classes. The chart below details brokerage revenues by product category and by voice/hybrid versus fully electronic (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Brokerage revenue by product (actual results):
Rates	$142,162	$162,375	$437,712	$442,497
Credit	67,923	57,963	224,230	165,682
Foreign exchange	38,434	36,132	109,948	101,394
Other asset classes	25,795	18,169	86,954	57,154

Total brokerage revenues	$274,314	$274,639	$858,844	$766,727

Brokerage revenue by product (percentage):
Rates	51.8%	59.1%	51.0%	57.7%
Credit	24.8	21.1	26.1	21.6
Foreign exchange	14.0	13.2	12.8	13.2
Other asset classes	9.4	6.6	10.1	7.5

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$255,143	$252,294	$807,200	$698,419
Fully electronic	19,171	22,345	51,644	68,308

Total brokerage revenues	$274,314	$274,639	$858,844	$766,727

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	93.0%	91.9%	94.0%	91.1%
Fully electronic	7.0	8.1	6.0	8.9

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%

(1)	Reclassifications of revenues across product categories may be reflected retroactively.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $0.3 million, or 0.1%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Commission revenues increased by $21.2 million, or 10.4%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Principal transactions revenues decreased by $21.6 million, or 30.6%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

The decrease in rates revenues of $20.2 million was primarily attributable to lower transaction revenues from our partners in ELX, which are offset by the technology services software license revenues paid to us by ELX, which are included as part of fees from related parties; as well as a decline in our interest rates business in the United Kingdom and the United States and our repurchase agreements businesses in the United Kingdom.

The increase in credit brokerage revenues of $10.0 million was driven primarily by continued expansion of our core credit business, as well as growth in electronically executed transactions in credit products.

The increase in foreign exchange revenues of $2.3 million was driven primarily by increased brokerage revenues from desks covering retail foreign exchange, G8 currency, emerging market foreign exchange options and exotic foreign exchange options, including our new foreign exchange desks in Asia. The volatility in the currency markets, in response to the weakening Euro and Sterling, also contributed to the increase.

The increase in brokerage revenues from other asset classes of $7.6 million was driven by the global expansion of our cash equity and equity derivatives businesses, as well as our oil derivatives business, which was part of the Radix acquisition earlier this year.

Fees from Related Parties

Fees from related parties increased by $5.6 million, or 40.1%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase was primarily due to revenues earned from technology services and the software license provided to ELX in conjunction with the technology services agreement, which commenced in January 2008, as well as higher fees charged to affiliates for certain administrative and other support, including allocations for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal services and technology infrastructure support. Fees from related parties are dependent upon both the costs incurred by us and the amount of administrative services utilized by Cantor.

Market Data

Market data revenues increased by $0.3 million, or 7.4%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The increase was primarily due to growth in existing customer usage.

Software Solutions

Software solutions revenues decreased by $0.6 million, or 22.3%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease was primarily due to a reduction in license fee revenues.

Interest Income

Interest revenues decreased by $3.9 million, or 79.1%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease was primarily due to lower yields on investments of our excess cash.

Other (Losses) Revenues

Other (losses) revenues increased by $0.4 million, or 31.7%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The increase was primarily driven by income generated by the North American futures business that was contributed to us by Cantor upon close of the merger, offset by our share of losses in non-consolidated investments, including Aqua and ELX.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased $9.1 million, or 5.4%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The increase was primarily due to $4.3 million higher compensation and benefits as a result our expansion, of which $3.3 million relates to our equities and equity derivatives business and $1.0 million relates to the acquisition of Radix. Additionally, we had $4.8 million in compensation expense, related to certain administrative and other support employees who provide services to us, which we lease from Cantor pursuant to an agreement executed in the second quarter of 2008, which had been recorded as part of Fees to related parties in prior years.

Allocation of Net Income to Founding/Working Partners Units

Allocation of net income to founding/working partners units increased to $3.7 million for the three months ended September 30, 2008 from zero for the three months ended September 30, 2007. The recognition of the allocation to founding/working partners units is related to the recapitalization in conjunction with the merger. The allocation of net income to founding/working partners units is based on their pro rata economic ownership of the Company, which was 22.6% for the three months ended September 30, 2008.

Allocation of Net Income to REUs

Allocation of net income to REUs increased to $0.3 million for the three months ended September 30, 2008 from zero for the three months ended September 30, 2007. The recognition of the allocation to REUs is related to the recapitalization in conjunction with the merger. The allocation of net income to REUs is based on their pro rata economic ownership of the Company, which was 1.8% for the three months ended September 30, 2008.

Occupancy and Equipment

Occupancy and equipment expense decreased by $2.1 million, or 7.5%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease was primarily due to higher levels of in-progress software development projects, including those related to creation of ELX, that are not yet amortized.

Fees to Related Parties

Fees to related parties decreased by $7.3 million, or 71.6%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease was primarily due to an agreement we entered into in conjunction with the merger, whereby we leased certain administrative and other support employees, who provide services to us, from Cantor. As a result of this agreement, the compensation costs related to these employees, which had been recorded as part of fees to related parties in prior periods, is now recorded as compensation.

Professional and Consulting Fees

Professional and consulting fees decreased by $2.1 million, or 11.9%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease was primarily attributable to the conclusion of certain initiatives related to upgrading our regulatory reporting application to comply with FSA requirements and other initiatives related to the merger.

Communications

Communications expense increased by $3.2 million, or 22.1%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase was primarily driven by expansion efforts in Asia, including the acquisition of Radix and the launch of several new equities and FX options desks in Hong Kong, Singapore and Tokyo, as well as investment in the communications infrastructure to support this expansion.

Selling and Promotion

Selling and promotion expense increased by $2.5 million, or 18.4%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This expense was primarily due to the increase in voice-brokerage revenues.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $1.1 million, or 45.2%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase was primarily related to the expansion of our equity derivatives business, which is executed on exchange or via third-party.

Interest Expense

Interest expense decreased by $5.0 million, or 69.3%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease was primarily due to the debt restructuring as part of our separation from Cantor, which included the repayment of intercompany loans and the issuance of new senior notes at more favorable interest rates.

Other Expenses

Other expenses decreased $5.4 million, or 23.4%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease was primarily due to $1.6 million in merger-related expenses and an $8.5 million litigation reserve that were recognized during the third quarter of 2007, partially offset by a $2.1 million increase in charitable contributions related to our annual Charity Day and a $1.5 million asset write-off charge in connection with us vacating certain offices in Paris that were recognized during the third quarter of 2008.

Minority Interest

Minority interest increased $6.1 million, or approximately 1,600%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The increase was due to the recognition of $5.6 million in minority interest for Cantor’s interest in BGC Holdings, which is based on Cantor’s pro rata economic ownership of the Company, which was 33.9%, as well as a $0.5 million increase in the minority interest recognized for Cantor’s interest in Tower Bridge Services, L.P.

Provision for Income Taxes

Provision for income taxes increased $0.9 million, or 22.1% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Income taxes increased due to the utilization of net operating loss carryforwards in 2007 that were not available to the Company in 2008 as well as an increase in pre-tax earnings. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

Brokerage Revenues

Total brokerage revenues increased by $92.1 million, or 12.0%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Commission revenues increased by $107.0 million, or 18.3%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Principal transactions revenues decreased by $14.9 million, or 8.2%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

The decrease in rates revenues of $4.8 million was primarily due to lower transaction revenues from our partners in ELX, which are offset by the technology services software license revenues paid to us by ELX, which are included as part of fees from related parties, which were offset by growth from brokerage desks covering interest rate derivatives, interest rate swaps, dollar derivatives, repurchase agreements, non-deliverable forwards, non-deliverable swaps, particularly in the United Kingdom and Australia.

The increase in credit brokerage revenues of $58.5 million was driven primarily by the continued expansion of our core credit business and development of new structured and other credit businesses, as well as growth in our emerging market bonds business, and in electronically executed transactions in credit products.

The increase in foreign exchange revenues of $8.6 million was driven primarily by increased brokerage revenues from desks covering retail foreign exchange, G8 currency, emerging market foreign exchange options and exotic foreign exchange options, including our new foreign exchange options desks in Asia. The volatility in the currency markets, in response to the fluctuating US Dollar, Euro and Sterling also contributed to the increase.

The increase in brokerage revenues from other asset classes of $29.8 million was driven by the global expansion of our cash equity and equity derivatives businesses, as well as our oil derivatives business, which was part of the Radix acquisition earlier this year.

Fees from Related Parties

Fees from related parties increased by $26.3 million, or 80.5%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This increase was primarily due to revenues earned from technology services and the software license provided to ELX in conjunction with the technology services agreement, which commenced in January 2008, as well as higher fees charged to affiliates for certain administrative and other support, including allocations for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal services and technology infrastructure support. Fees from related parties are dependent upon both the costs incurred by us and the amount of administrative services utilized by Cantor.

Market Data

Market data revenues increased by $1.2 million, or 8.8%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase was primarily due to growth in existing customer usage.

Software Solutions

Software solutions revenues decreased $3.4 million, or 37.7%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease was primarily due to the expiration of the Wagner Patent on February 20, 2007 and a decrease in other license fees.

Interest Income

Interest revenues decreased by $11.1 million or 55.7% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease was primarily due to less reverse repurchase transactions with Cantor, as well as lower yields on investments of our excess cash.

Other (Losses) Revenues

Other (losses) revenues decreased by $7.1 million, or 248.7%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease is primarily driven by our share of losses in non-consolidated investments, including Aqua and ELX.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased $142.3 million, or 29.2%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase in these expenses was primarily due to non-cash compensation charges of $84.3 million, $47.3 million of which was in relation to the redemption of partnership units held by certain executive officers to settle outstanding loan obligations, and $37.0 million of which was in relation to the activation of exchangeability of founding partner interests held by certain executives, as part of the separation.

The increase was also due to our year-on-year growth in brokerage revenues of $92.1 million, which resulted in higher commissions to brokers of $51.0 million. Additionally, we had $9.5 million in compensation expense, related to certain administrative and other support employees who provide services to us, which we lease from Cantor pursuant to an agreement executed in the second quarter of 2008, which had been recorded as part of Fees to related parties in prior years.

Allocation of Net Income to Founding/Working Partners Units

Allocation of net income to founding/working partners units increased to $10.8 million for the nine months ended September 30, 2008 from zero for the nine months ended September 30, 2007. The recognition of the allocation to founding/working partners units is related to the recapitalization in conjunction with the merger. The allocation of net income to founding/working partners units is based on their pro rata economic ownership of the Company, which averaged 23.2% since the merger.

Allocation of Net Income to REUs

Allocation of net income to REUs increased to $0.6 million for the nine months ended September 30, 2008 from zero for the nine months ended September 30, 2007. The recognition of the allocation to REUs is related to the recapitalization in conjunction with the merger. The allocation of net income to REUs is based on their pro rata economic ownership of the Company, which averaged 1.3% since the merger.

Occupancy and Equipment

Occupancy and equipment expense increased by $1.4 million, or 1.7%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase was primarily due to higher occupancy costs related to the relocation and merger of our Paris offices and the expansion of our disaster recovery facilities.

Fees to Related Parties

Fees to related parties decreased by $8.5 million, or 40.5%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease was primarily due to the fact that, in conjunction with the merger, we entered into an agreement whereby we leased certain administrative and other support employees, who provide services to us, from Cantor. As a result of this agreement, the compensation costs related to these employees, which had been recorded as part of fees to related parties in prior periods, is now recorded as compensation.

Professional and Consulting Fees

Professional and consulting fees increased by $1.4 million, or 3.4%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase was primarily attributable to consulting fees incurred to upgrade our regulatory reporting application to comply with FSA requirements, as well as increased audit and other fees in conjunction with the separation and merger, particular in early 2008.

Communications

Communications expenses increased by $8.9 million, or 20.9%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $6.0 million, or 14.9%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This expense as a percentage of total revenues remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $3.0 million, or 29%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This increase was primarily related to the expansion of our equity derivatives business, which is executed on exchange or via third-party.

Interest Expense

Interest expense decreased by $12.5 million, or 48.0%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease was primarily due to the debt restructuring as part of our separation from Cantor, which included the repayment of intercompany loans and the issuance of new senior notes at more favorable interest rates.

Other Expenses

Other expenses decreased $18.7 million, or 40.7%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease was primarily due to $5.3 million in merger-related expenses, an $8.5 million litigation reserve and a $4.0 million impairment charge on discarded software and other fixed assets recognized that were recognized in during the second and third quarters of 2007, partially offset by a $2.1 million increase in charitable contributions in related to our annual Charity Day and a $1.5 million asset write-off charge in connection with us vacating certain offices in Paris that were recognized during the third quarter of 2008.

Minority Interest

Minority interest increased $17.2 million, or approximately 1,200%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase was due to the recognition of $16.3 million in minority interest for Cantor’s interest in BGC Holdings LP, which is based on Cantor’s pro rata economic ownership of the Company, which averaged 34.8% since the merger, as well as a $0.9 million increase in the minority interest recognized for Cantor’s interest in Tower Bridge Services, L.P.

Provision for Income Taxes

Provision for income taxes increased $18.0 million, or 509.9%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Income taxes increased due to the utilization of net operating loss carryforwards in 2007 that were not available to the Company in 2008 and due to nondeductible one-time merger related compensation charges. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Quarterly Results of Operations

The following table sets forth, our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006

	(in thousands, except for per share data)
Revenues:
Commissions	$225,482	$212,541	$254,031	$217,908	$204,233	$190,711	$190,104	$159,167
Principal transactions	48,832	66,062	51,896	23,370	70,406	58,263	53,010	27,455
Fees from related parties	19,409	18,599	20,913	21,167	13,851	7,898	10,893	8,123
Market data	4,842	5,101	5,544	4,741	4,508	5,359	4,373	5,287
Software solutions	2,109	1,454	2,083	1,926	2,715	2,778	3,564	4,273
Interest income	1,019	3,931	3,853	3,083	4,873	5,945	9,067	5,696
Other (losses) revenues	(825)	(2,216)	(1,210)	36	(1,208)	2,002	2,065	9,247

Total revenues	300,868	305,472	337,110	272,231	299,378	272,956	273,076	219,248
Expenses:
Compensation and employee benefits	177,739	176,921	274,545	162,595	168,592	159,613	158,707	134,677
Allocation of net income to founding/working partner units	3,716	7,133	—	—	—	—	—	—
Allocation of net income to REUs	299	252	—	—	—	—	—	—

Total compensation and employee benefits	181,754	184,306	274,545	162,595	168,592	159,613	158,707	134,677
Occupancy and equipment	25,686	28,775	30,722	27,696	27,769	29,581	29,449	34,827
Fees to related parties	2,883	3,140	6,540	10,778	10,145	4,607	6,356	8,699
Professional and consulting fees	15,460	11,803	15,546	22,820	17,558	14,329	9,525	15,946
Communications	17,459	17,041	16,720	15,972	14,295	13,950	14,118	13,741
Selling and promotion	16,262	15,070	15,235	15,183	13,737	13,795	13,004	12,017
Commissions and floor brokerage	3,418	6,185	3,713	11,730	2,354	2,588	5,378	7,580
Interest expense	2,217	3,628	7,663	290	7,213	9,065	9,683	3,591
Other expenses	17,603	3,391	6,235	9,612	22,972	14,580	5,328	19,928

Total expenses	282,742	273,339	376,919	276,676	284,635	262,108	251,548	251,006
Income (loss) from continuing operations before minority interest and income taxes	18,126	32,133	(39,809)	(4,445)	14,743	10,848	21,528	(31,758)
Minority interest	6,511	11,426	654	928	375	894	155	—
Provision (benefit) for income taxes	4,762	8,723	8,070	5,786	3,899	(2,697)	2,332	(204)

Net income (loss) available to common stockholders	$6,853	$11,984	$(48,533)	$(11,159)	$10,469	$12,651	$19,041	$(31,554)

The tables below detail our brokerage revenues by product category (in thousands):

	For the three months ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006

Brokerage revenue by product (actual results):
Rates	$142,162	$143,100	$152,450	$117,844	$162,375	$140,611	$139,511	$110,909
Credit	67,923	69,114	87,193	63,439	57,963	55,857	51,862	50,012
Foreign exchange	38,434	34,048	37,466	34,417	36,132	32,215	33,047	21,150
Other asset classes	25,795	32,341	28,818	25,578	18,169	20,291	18,694	4,551

Total brokerage revenues	$274,314	$278,603	$305,927	$241,278	$274,639	$248,974	$243,114	$186,622

Brokerage revenue by product (percentage):
Rates	51.8%	51.4%	49.8%	48.8%	59.1%	56.5%	57.4%	59.4%
Credit	24.8	24.8	28.5	26.3	21.1	22.4	21.3	26.8
Foreign exchange	14.0	12.2	12.2	14.3	13.2	12.9	13.6	11.3
Other asset classes	9.4	11.6	9.5	10.6	6.6	8.2	7.7	2.5

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$255,143	$262,195	$289,862	$217,839	$252,294	$227,263	$218,862	$170,678
Fully electronic	19,171	16,408	16,065	23,439	22,345	21,711	24,252	15,944

Total brokerage revenues	$274,314	$278,603	$305,927	$241,278	$274,639	$248,974	$243,114	$186,622

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	93.0%	94.1%	94.7%	90.3%	91.9%	91.3%	90.0%	91.5%
Fully electronic	7.0	5.9	5.3	9.7	8.1	8.7	10.0	8.5

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $81.7 million for the nine months ended September 30, 2008, compared to $155.7 million for the nine months ended September 30, 2007, a decrease of $74.0 million. This decrease was primarily due to decreased working capital utilization of $2.1 and decreased net income of $71.9 million. The decrease in net income was primarily attributable to a one-time non-cash compensation charge in the amount of $84.1 million in the current year. Net income for the nine months ended September 30, 2008 excluding the one-time non-cash compensation charge increased by $12.2 million when compared to net income for the nine months ended September 30, 2007. Working capital utilization, excluding the one-time non-cash compensation charge, for the nine months ended September 30, 2008 decreased by $86.2 million from the nine months ended September 30, 2007. This decrease was primarily due to us exiting the proprietary FX trading business in 2007 which provided sources of liquidity not available to us in 2008.

Net cash used in investing activities was $53.1 million for the nine months ended September 30, 2008, compared to $57.4 million for the nine months ended September 30, 2007, a decrease of $4.3 million. This decrease was primarily due to changes in investing activities with Cantor.

Net cash used in financing activities was $153.8 million for the nine months ended September 30, 2008, compared to $32.7 million for the nine months ended September 30, 2007, an increase of $121.1 million. During the nine months ended September 2008, the net cash used in financing activities was primarily comprised of activities related to the separation, merger and primary offering that occurred during the first half of 2008, including the settlement of $196.8 million of long-term debt obligations to Cantor, capital distributions to Cantor of $130.0 million, the assumption of $150.0 million of Cantor’s senior notes and the receipt of net proceeds from the offering of $77.2 million. Additionally, during the nine months ended September 30, 2008, we repurchased shares of our outstanding Class A Common Stock for an aggregate purchase price of $16.6 million, made earnings distributions to founding/working partner units, REUs, and Cantor of $20.8 million and paid dividends of $11.7 million. During the nine months ended September 30, 2007, the net cash used in financing activities was primarily comprised of net intercompany loan repayments to Cantor in the amount of $32.5 million.

Long-Term Debt

On March 31, 2008, we entered into a note purchase agreement pursuant to which $150.0 million principal amount of notes were issued to the investors named in the note purchase agreement. The notes are due April 1, 2010, with interest payable semiannually at the rate of 5.19% per annum; provided, however, that this rate is increased by 0.25% per annum for any fiscal quarter during which our consolidated debt exceeds 55% but not 60% of our consolidated capitalization, as such terms are defined in the Company guaranty. In addition, the interest rate increases by 0.50% per annum during any period in which any holder of a note is required under applicable insurance regulations to post reserves with respect to the notes greater than the reserve requirement, as such term is defined in the note purchase agreement, in effect immediately prior to March 31, 2008. Under the terms of the guaranty, we are required to maintain consolidated capital of at least $227.5 million as of the end of each fiscal quarter and cannot permit our consolidated debt to exceed 60% of our consolidated capitalization. Also, pursuant to the separation agreement, we will make semi-annual payments to Cantor during the term of the notes equal to the difference between 7.5% and the applicable interest rate of the notes.

Clearing Capital

Following the merger, Cantor has continued to clear U.S. Treasury and U.S. Government Agency securities transactions on our behalf. In November 2008, we entered into a clearing capital agreement with Cantor. See Note 20, Subsequent Events. Pursuant to the terms of this agreement, so long as Cantor is providing Clearing Services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement.

We intend to continue this relationship with Cantor. Accordingly, we expect that Cantor will continue to post clearing capital on our behalf and we will either post clearing capital with Cantor as requested under the clearing capital agreement or continue to invest our excess via reverse repurchase agreements or in other overnight investments. In the absence of such an arrangement, we may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of our transactions. The increased capital requirements required in connection with the clearing of our securities transactions could have a material adverse impact on our ability to make distributions, repurchase our stock or affect strategic acquisitions or other opportunities. However, we believe that the agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude us from meeting our cash needs in the near term.

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

As of September 30, 2008, $251.3 million of net assets were held by regulated subsidiaries. As of September 30, 2008, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $163.5 million.

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

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $100 million of outstanding Class A Common Stock.

Stock repurchase activity for the three months ended September 30, 2008 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
July 1, 2008 – July 31, 2008	—	$—	—	$58,202,695
August 1, 2008 – August 31, 2008	—	$—	—	$58,202,695
September 1, 2008 – September 30, 2008	3,163,072	$4.82	3,163,072	$42,950,645

During the nine months ended September 30, 2008, under this plan we repurchased 3,163,072 shares of our Class A common for an aggregate purchase price of approximately $15.3 million. These repurchases included 1,261,491 shares repurchased from certain limited partners of BGC Holdings and Cantor on September 22, 2008 at a price of $4.00 per share, for an aggregate purchase price of approximately $5.0 million.

The 1,261,491 shares were purchased as follows: (i) 198,487 shares were purchased from partners of Cantor, which shares were transferred pursuant to distribution rights from Cantor in connection with the separation and merger of BGC Partners; (ii) 259,882 shares were purchased from founding partners of BGC Holdings, which shares were transferred to them pursuant to distribution rights from Cantor in connection with the separation and merger; and (iii) 803,122 shares were purchased from founding partners of BGC Partners and were issued upon exchange of exchangeable Founding Partner Units in BGC Holdings that such founding partners received in connection with the separation and merger.

In connection with the stock repurchase, Cantor agreed to accelerate the distribution of the distribution rights solely to permit such partners to sell such shares to us. We, as the general partner of BGC Holdings, further removed the contractual resale restrictions on such shares solely to permit such founding partners to sell such shares to us.

During the nine months ended September 30, 2007, we did not repurchase any shares of its Class A Common Stock under this plan.

At September 30, 2008, we had approximately $43.0 million remaining from our $100 million buyback authorization.

We anticipate, based on management’s experience and current industry trends, that our existing cash resources, together with the proceeds received by our public offering, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support operations;

•	support continued growth in our business;

•	effect acquisitions;

•	develop new or enhanced services and markets;

•	respond to competitive pressures;

•	respond to unanticipated requirements; and

•	clear our securities transactions.

We cannot guarantee that we will be able to obtain additional financing when needed on terms that are acceptable to us, if at all.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	3Q07	4Q07	1Q08	2Q08	3Q08
Volume (in billions)
Fully Electronic Volume—Excluding New Products (1)	$12,689	$11,364	$13,155	$11,043	$11,002
Fully Electronic Volume—New Products (2)	990	1,335	1,405	2,054	1,411

Total Fully Electronic Volume	13,679	12,699	14,560	13,097	12,413
Voice-Assisted Volume	10,883	9,769	12,967	13,010	13,476
Screen-Assisted Volume	8,438	7,503	9,016	8,956	9,030

Total Voice/Screen-Assisted Volume (3)	19,321	17,272	21,983	21,966	22,506

Total Volume	$33,000	$29,971	$36,543	$35,063	$34,919

Transaction Count (in thousands, except for days)
Fully Electronic Transactions—Excluding New Products (1)	2,661	2,811	3,866	3,531	3,788
Fully Electronic Transactions—New Products (2)	128	126	248	330	328

Total Fully Electronic Transactions	2,789	2,937	4,114	3,861	4,116
Voice-Assisted Transactions	216	202	232	207	184
Screen-Assisted Transactions	119	117	136	134	136

Total Voice/Screen-Assisted Volume	335	319	368	341	320

Total Transactions	3,124	3,256	4,482	4,202	4,436

Trading Days	63	62	61	64	64

U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$39,414	$35,044	$41,815	$35,689	$36,300
Average Daily U.S. Treasury Volume	$626	$565	$685	$558	$567

(1)	Defined as U.S. Treasuries, Canadian Sovereigns and European Government Bonds.
(2)	New products are defined as foreign exchange, interest rate swaps, repos, futures and credit default swaps. CBOT futures volume calculated based on per contract notional value of $200,000 for the two year contract and $100,000 for all others.
(3)	Defined as notional volume from voice/screen-assisted transactions conducted by BGC Brokers using the eSpeed system, exclusive of voice-only transactions.

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

Quarterly Market Activity

Fully electronic volume on the eSpeed system, excluding new products, was $11.0 trillion for the three months September 30, 2008, down 13.3% from $12.7 trillion for the three months ended September 30, 2007. Fully electronic volume on the eSpeed system for new products, which we define as foreign exchange, interest rate swaps, repurchase agreements, futures, and credit default swaps was, $12.4 trillion for the three months ended September 30, 2008, down 9.3% from $13.7 trillion for the three months ended September 30, 2007. Our combined voice-assisted and screen-assisted volume in the three months ended September 30, 2008 was $22.5 trillion, an increase of 16.5% from $19.3 trillion in the three months ended September 30, 2007.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at September 30, 2008 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$187,947	$24,312	$42,607	$36,280	$84,748
Long-term debt	150,000	—	150,000	—	—
Interest in long-term debt	17,742	11,250	6,492	—	—

Total contractual obligations	$355,689	$35,562	$199,099	$36,280	$84,748

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space.
(2)	Long-term debt reflects the issuance of $150.0 million of senior notes in connection with our separation from Cantor. (See Note 14, Long-Term Notes, to our condensed consolidated financial statements for more information regarding this long-term debt, including timing of payments and compliance with debt covenants.)

Off-Balance Sheet Arrangements

As of September 30, 2008 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Recently Adopted Accounting Pronouncements:

SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. SFAS 157 nullifies the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day-one gain or loss on derivative contracts where the firm cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, SFAS 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, SFAS 157 prohibits the recognition of block discounts for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of SFAS 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value, and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. We adopted the provisions of SFAS 157 when they became effective on January 1, 2008.

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

See Note 2, Fair Value of Financial Assets and Liabilities, in BGC Partners, Inc.’s condensed consolidated financial statements for the nine months ended September 30, 2008 and 2007.

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

FASB Staff Position (“FSP”) No. 142-3: In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting FSP 142-3.

SFAS No. 162: In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles “. The Company is currently evaluating the potential impact of adopting SFAS 162.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contained in our final prospectus filed with the SEC on June 6, 2008. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three and nine months ended September 30, 2008.

Foreign Currency Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the nine months ended September 30, 2008. As foreign currency exchange rates change, the U.S. dollar equivalent of revenues and expenses denominated in foreign currencies change. Our UK operations generate a majority of their revenues in the British Pound and Euros. On a daily basis, all cash balances except those necessary to pay short-term expenses are converted to U.S. dollars. Changes in the translation of our net assets are recorded as part of its results of operations and fluctuate with changes in foreign currency conversion rates.

We do not consider the related economic risk to be material to our results of operations. We estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income in our international operations of approximately $6.0 million for the nine months ended September 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Co-Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the disclosure controls and procedures of the Company (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, with the exception of the initiatives aimed at addressing the material weakness that was identified during 2007 for BGC Partners, LLC.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Legal Matters in Note 16 “Commitments, Contingencies and Guarantees” to the condensed consolidated financial statements included in Item 1 of this Report on Form 10-Q or to other filings.

ITEM 1A.	RISK FACTORS

These Risk Factors have been updated, amended and restated in their entirety.

Risks Related to our Business

Because competition for the services of brokers is intense, we may not be able to attract and retain highly skilled brokers, which could adversely impact our revenues and as a result could materially adversely affect our business, financial condition and results of operations.

Our ability to provide high-quality brokerage services and maintain long-term relationships with our customers depends, in large part, upon our brokers. As a result, we must attract and retain highly qualified brokerage personnel. In recent years, we have significantly grown the number of brokers in our business through new hires and acquisitions of existing businesses, and we expect to continue to do so in the future. Competition for the services of brokers is intense, especially for brokers with experience in the specialized markets in which we participate or we may seek to enter. If we are unable to hire or retain highly qualified brokers, including retaining those employed by businesses we acquire in the future, we may not be able to enter new brokerage markets or develop new products. If we lose one or more of our brokers in a particular market in which we participate, our revenues may decrease and we may lose market share in that particular market.

In addition, recruitment and retention of qualified brokers could result in substantial additional costs. We have been a party to, or otherwise involved in, several litigations and arbitrations involving competitor claims in connection with new employee hires. We may also pursue our rights through litigation when competitors hire our employees who are under contract with us. We are currently involved in litigations and arbitrations with our competitors relating to new employee hires and departures. We believe such proceedings are common in our industry due to its highly competitive nature. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on our financial condition. Regardless of the outcome of these claims, we generally incur significant expenses and substantial management time will be required to deal with these claims.

If we fail to attract new personnel, or fail to retain and motivate our current personnel, or if we incur increased costs associated with attracting and retaining personnel (such as litigation, arbitration, sign-on or guaranteed bonuses or forgivable loans), our revenues and expenses could be adversely impacted and, as a result, our business, financial condition and results of operations could be materially adversely affected.

We may pursue strategic alliances, acquisitions or joint ventures or hire brokers for new or existing brokerage desks, which could present unforeseen integration obstacles or costs and could dilute the common stock owned by our stockholders. We may also face competition in our acquisition strategy, which may limit our number of acquisitions and growth opportunities.

We have explored a wide range of strategic alliances, acquisitions or joint ventures with other brokers and with other companies that have interests in businesses in which there are brokerage or other strategic opportunities. For example, in December 2007, we and 11 other leading financial institutions announced the establishment of a new joint venture, ELX and, in August 2008, we entered into an agreement to acquire a leading Brazilian inter-dealer broker Liquidez DTVM Ltda. We also may seek to hire brokers for new or existing brokerage desks. In addition, from time to time, we have and we expect to continue to evaluate and potentially pursue possible strategic alliances, acquisitions, joint ventures or broker hires. These acquisitions or new hires may be necessary in order for us to enter into or develop new product and geographic areas.

Strategic alliances, acquisitions, joint ventures and new hires involve a number of risks and present financial, managerial and operational challenges, including:

•	potential disruption of our ongoing business and product development and distraction of management;

•	difficulty retaining and integrating personnel and integrating financial and other systems;

•	the necessity of hiring additional management and other critical personnel and integrating them into current operations;

•	litigation and/or arbitration associated with hiring brokerage personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	potential dependence upon, and exposure to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control;

•	potential unfavorable reaction to our strategic alliance, acquisition or joint venture strategy by our customers;

•

to the extent that we pursue business opportunities outside the United States, exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities;

•	the up-front costs associated with recruiting brokerage personnel, including those costs associated with establishing a new brokerage desk;

•	conflicts or disagreements between any strategic alliance or joint venture partners and us; and

•	exposure to additional liabilities of any acquired business, strategic alliance or joint venture.

In addition, we expect to face competition for acquisition candidates, which may limit the number of acquisitions and growth opportunities and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or manage profitably additional businesses or to integrate successfully any acquired businesses without substantial costs, delays or other operational or financial difficulties.

As a result of these risks and challenges, we may not realize any anticipated benefits from strategic alliances, acquisitions, joint ventures or new hires, and such strategic alliances, acquisitions, joint ventures or new hires may in fact materially adversely affect our business, financial condition and results of operations. In addition, future strategic alliances, acquisitions or joint ventures or the hiring of new brokerage personnel may involve the issuance of additional shares of our common stock, which may dilute your ownership of us or may involve litigation.

We face strong competition from brokerage and financial services firms, many of which have greater market presence, marketing capabilities and technological and personnel resources than we have, which could lead to pricing pressures that could adversely impact our revenues and as a result could materially adversely affect our business, financial condition and results of operations.

The brokerage and financial services industries are intensely competitive, and are expected to remain so. We primarily compete with four major, diversified inter-dealer brokers. These inter-dealer brokers are ICAP plc, Tullett Prebon plc, GFI Group Inc. and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. Other inter-dealer broker competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies. We also compete with companies that provide alternative products, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities and other securities. We increasingly compete with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, options and options on futures. The recent consolidations of certain exchanges, such as the merger of the CME and the CBOT, and the merger of CME and NYMEX, could have a negative impact on our operations. Some of our competitors have greater market presence, marketing capabilities and financial, technological and personnel resources than we have and, as a result, our competitors may be able to:

•	develop and expand their network infrastructures and service offerings more efficiently or more quickly than we can;

•	adapt more swiftly to new or emerging technologies and changes in customer requirements;

•	identify and consummate acquisitions and other opportunities more effectively than we can;

•	hire our brokers and other key employees;

•	devote greater resources to the marketing and sale of their products and services;

•	more effectively leverage existing relationships with customers and strategic partners or exploit more recognized brand names to market and sell their services;

•	provide a lower cost structure and lower commissions;

•	provide access to trading in products or a range of products that at any particular time we do not offer; and

•	develop services similar to our new services that are preferred by our customers.

In addition, new competitors may emerge and entire product lines may be threatened by new technologies or market trends that reduce the value of our existing product lines. If we are not able to compete successfully in the future, our revenues could be adversely impacted and as a result our business, financial condition and results of operations could be materially adversely affected.

Competition for brokerage transactions also has resulted in substantial commission discounting by brokers that compete with us for our brokerage business. Further discounting could adversely impact our revenues and margins and as a result could materially adversely affect our business, financial condition and results of operations. The market for hiring brokers of various securities and financial products is also highly competitive and, from time to time, may result in litigation and/or arbitration.

Our operations also include the sale of pricing and transactional information produced by our brokerage operations to securities information processors and/or vendors. There is a high degree of competition in pricing and transaction reporting products and services, and such businesses may become more competitive in the future. Competitors and customers of our brokerage businesses have together and individually offered market information services in competition with those offered and expected to be offered by us.

Additionally, recent events in the credit markets have led to increasing calls by legislators and regulators for increased government oversight of the OTC markets. In particular, portions of the credit default swap market may be required to be centrally cleared through an exchange or other clearing organization. Furthermore, it is possible that regulators in some jurisdictions may also require that parts of the credit default swap market to trade on regulated exchanges. In the event that government authorities were to mandate exchange trading for large portions of the OTC markets and we were unable to post on an exchange and execute transactions for us and our customers, this could negatively impact our business.

Consolidation in the brokerage, exchange and financial services industries could materially adversely affect our business, financial condition and results of operations because we may not be able to compete successfully.

In recent years, there has been substantial consolidation and convergence among companies in the brokerage, exchange and financial services industries, resulting in increased competition. Further, in recent months, credit conditions worsened considerably and the landscape of the U.S. financial services industry changed dramatically. In September 2008, Lehman Brothers Holdings Inc. declared bankruptcy and the Bank of America Corp. announced and signed an agreement to acquire Merrill Lynch & Co., Inc. Also, in September 2008, other major U.S. financial institutions, such as Wells Fargo’s agreement to acquire Wachovia, continued to consolidate.

These and other financial services firms are our customers. Continued consolidation in the financial services industry and especially among our customers could lead to the exertion of additional pricing pressure by our customers, impacting the commissions we generate from our brokerage services. Further, the recent consolidation among exchange firms, and expansion by these firms into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads. These developments have increased competition from firms with potentially greater access to capital resources than us. Finally, consolidation among our competitors other than exchange firms could result in increased resources and product or service offerings for our competitors. If we are not able to compete successfully in the future, our business, financial condition and results of operations could be materially adversely affected.

eSpeed and the BGC businesses acquired in the merger have each incurred substantial losses in recent periods and we may incur losses in the future.

eSpeed had a net loss of $0.5 million for the three months ended March 31, 2008 and $32.5 million for the year ended December 31, 2007. The BGC businesses that we acquired from Cantor in the merger incurred substantial losses in several recent periods as they sought to expand their operations. Although these acquired businesses generated a profit of $48.3 million for the year ended December 31, 2007 and have generated profits in recent quarters, these businesses recorded net losses of $123.4 million and $96.1 million for the years ended December 31, 2006 and 2005, respectively, as well as net losses in certain quarters within other fiscal years. We had a net loss of $48.5 million in the first quarter of 2008 on a supplemental consolidated basis primarily due to non-cash, non-operating and non-recurring compensation charges in the amount of approximately $84.1 million in relation to redemptions of partnership units to settle outstanding loan obligations of certain of our executive officers to Cantor and other lending institutions, as well as additional grants of founding partner interests to certain executives and the activation of exchangeability of founding partner interests.

As we continue to develop our system and infrastructure and expand our brand recognition and customer base through increased hiring of brokers and other personnel, we may incur further losses in the future. If our revenues do not increase sufficiently, or even if our revenues increase but we are unable to manage our expenses, we may not achieve and maintain profitability in future periods.

Recent market conditions may have a material adverse impact on our business or financial condition.

The systematic risk reduction in the markets that occurred in the latter half of fiscal 2007 continue to impact the financial markets through 2008. Continued concerns about the impact of subprime loans caused the subprime-related and broader credit markets to deteriorate further, with lower levels of liquidity and price transparency for certain credit products. These difficult market conditions have adversely affected global lending transactions, U.S. subprime and non-subprime residential mortgage products, commercial real estate products, structured investment vehicles, financial services businesses and insurers. These general market conditions may have a material adverse impact on our business and financial condition as customers or potential customers liquidate or consolidate, our ability to borrow money is restricted, the price of our common stock declines and capital and margin requirements for our business lines increase. In addition, our operations may suffer to the extent that ongoing market volatility causes individuals and institutional traders and other market participants to curtail or forego trading activities.

Our liquidity and financial condition have been and could continue to be adversely affected by recent U.S. and international markets and economic conditions.

Liquidity is essential to our business. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Our ability to raise funding in the long-term or short-term debt capital markets or the equity markets, or to access secured lending markets, has been and could continue to be adversely affected by conditions in the U.S. and international markets and economy. Global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent weeks the volatility has reached unprecedented levels. In particular, our cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. To the extent we are not able to access the capital markets on acceptable terms in the future, we may seek to raise funding and capital through equity issuance or other means. Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with each other or with us.

As result of the recent credit and liquidity crisis in the world financial markets, beginning in September 2008, the FICC substantially increased its clearing margin requirements with respect to our and other customers’ accounts. Following the merger of eSpeed, Inc. and BGC Partners, LLC on April 1, 2008, we received regulatory approval from FINRA for self-clearing our own securities transactions, and we have begun self-clearing transactions in mortgage-backed securities, equities, corporate and other DTC-eligible bonds and repurchase agreements. However, we have not begun to clear our own transactions in U.S. Treasury and U.S. Government Agency securities and there is no assurance at what point we will be able to do so.

Accordingly, since the closing of the merger, BGC Partners has continued to receive from Cantor and its affiliates certain clearing services in the U.S. pursuant to its pre-existing clearing agreement (“Clearing Services”). These Clearing Services have been provided since April 1, 2008 in exchange for payment by BGC Partners of third-party clearing costs and allocated costs, and margin requirements and clearing deposits have been posted by Cantor with the FICC on BGC Partners’ behalf.

On November 5, 2008, BGC Partners entered into an Agreement (the “Agreement”) with Cantor. Pursuant to the terms of the Agreement, so long as Cantor is providing Clearing Services to BGC Partners, Cantor shall be entitled to request from BGC Partners, and BGC Partners shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the Agreement. The amounts requested shall reflect CFLP’s reasonable determination of its or its affiliates’ required capital requirements in connection with the Clearing Services and/or potential additional funds which may be required to replace Cantor funds being otherwise utilized to post capital requirements for the benefit of BGC Partners.

BGC Partners relies upon Cantor to provide Clearing Services and, in the absence of the Agreement, it would have to secure an alternative third-party clearing arrangement to provide such Clearing Services, which might be at higher rates or on less favorable terms. We intend to continue this relationship with Cantor. Accordingly, we expect that Cantor will continue to post clearing capital on our behalf and we will either post clearing capital with Cantor as requested under the Agreement or continue to invest our excess via reverse repurchase agreements or in other overnight investments. In the absence of such an arrangement, BGC Partners may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of these transactions. The increased capital requirements required in connection with the clearing of our securities transactions could have a material adverse impact on BGC Partners’ ability to make distributions, repurchase its stock or affect strategic acquisitions or other opportunities.

Our business, financial condition and results of operations could be adversely affected by new regulations or by changes in other regulations or the application thereof.

The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. In light of current conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. We are unable to predict whether any of these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

We are also affected by the policies adopted by regulatory authorities and bodies of the United States and other governments. For example, the actions of the Federal Reserve and international central banking authorities directly impact our cost of funds for lending, capital raising and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

Additionally, recent events in the credit markets have led to increasing calls by legislators and regulators for increased government oversight of the OTC markets. In particular, portions of the credit default swap market may be required to be centrally cleared through an exchange or other clearing organization. Furthermore, it is possible that regulators in some jurisdictions may also require that parts of the credit default swap market to trade on regulated exchanges. In the event that government authorities were to mandate exchange trading for large portions of the OTC markets and we were unable to post on an exchange and execute transactions for us and our customers, this could negatively impact our business.

Defaults by Cantor or another large financial institution could adversely affect us or financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. For example, we rely on Cantor as our clearing agent for certain securities transactions, primarily U.S. government securities, while we self-clear certain other products. A default by one of our customers could lead to liquidity concerns in our business and further, to the extent that Cantor, or another entity that clears for us, has difficulty meeting capital requirements or otherwise meeting its obligations, we may need to provide our own liquidity. See “Our liquidity and financial condition have been and could continue to be adversely affected by recent U.S. and international markets and economic conditions.”

As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us.

If we are unable to identify and exploit new market opportunities, our revenues may decline and as a result our business, financial condition and results of operations could be materially adversely affected.

As more participants enter the markets in which we operate, the resulting competition often leads to lower commissions. This may result in a decrease in revenues in a particular market even if the volume of trades we handle in that market increases. As a result, our strategy is to broker more trades and increase market share in existing markets and to seek out new markets in which we believe we can charge higher commissions. Pursuing this strategy may require significant management attention and broker expense. We may not be able to attract new customers or successfully enter new markets. If we are unable to identify and exploit new market opportunities on a timely and cost-effective basis, our revenues may decline and as a result our business, financial condition and results of operations could be materially adversely affected.

Our ability to retain our key employees and the ability of certain key employees to devote adequate time to us are critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition and results of operations.

Our people are our most important resource. We must retain the services of our key employees and strategically recruit and hire new talented employees to obtain customer transactions that generate most of our revenues.

Howard W. Lutnick, who serves as our Co-Chief Executive Officer and Chairman, is also the Chairman of the Board and Chief Executive Officer of Cantor and President and CFGM. Lee M. Amaitis, who serves as our Co-Chief Executive Officer and a member of our board of directors, and who is currently Chairman and Chief Executive Officer of BGC European Holdings, L.P. holds positions at various gaming affiliates of Cantor. Stephen M. Merkel, who serves as our Executive Vice President, General Counsel and Secretary, is employed as Executive Managing Director, General Counsel and Secretary of Cantor. Effective December 31, 2008, Mr. Amaitis will become our non-executive Vice Chairman. These key employees are not subject to employment agreements with the Company or its subsidiary although we do have an employment agreement with our President Shaun Lynn. In addition, Messrs. Lutnick and Merkel also hold offices at various other affiliates of Cantor. Currently Mr. Lutnick spends approximately 50% of his time on our matters, Mr. Amaitis currently spends approximately 75% of his time on our matters and in 2009, will spend 25% of his time on our matters, and Mr. Merkel currently spends approximately 50% of his time on our matters, although these percentages may vary depending on business developments at our company or Cantor or any of our or Cantor’s affiliates. As a result, these key employees dedicate only a portion of their professional efforts to our business and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or Cantor. These key employees may not be able to dedicate adequate time to our business and operations and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

The BGC Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of BGC Holdings, may not prevent our key employees, including Messrs. Lutnick and Merkel, who as Cantor partners are not subject to these provisions in the BGC Holdings limited partnership agreement, from resigning or competing against us. See “Certain Relationships and Related Transactions.” In addition, our success has largely been dependent on the efforts of Messrs. Lutnick, Amaitis and Shaun D. Lynn and other executive officers. Should Mr. Lutnick leave or otherwise become unavailable to render services to us, control of BGC Partners would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick. If any of our key employees, including Messrs. Lutnick, Amaitis and Lynn, were to join an existing competitor, form a competing company, offer services to Cantor that compete with our services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our business, financial condition and results of operations.

The failure to integrate successfully the businesses and operations of eSpeed and the BGC businesses acquired from Cantor in the merger could limit our ability to achieve the expected benefits from the acquisition and may adversely affect our future results.

Until the completion of the merger on April 1, 2008, eSpeed and the BGC businesses, acquired from Cantor in the merger, historically operated as separate companies related primarily through the joint services agreement with Cantor. Our management may face challenges in consolidating the functions of eSpeed and the BGC businesses acquired in the merger, integrating their technologies, organizations, procedures, policies and operations, as well as retaining key personnel. The integration may also be complex and time consuming, and require substantial resources and effort potentially resulting in the diversion of management’s attention for an extended period of time and the incurrence of substantial costs, including costs we may not anticipate. The integration process may also disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect their relationships with employees and others with whom they have business or other dealings or to achieve the anticipated benefits of the merger, including the realization of anticipated cost savings and revenue enhancements. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses combined in the merger, may over time offset the significant transaction and merger-related costs we incurred, this net benefit may not be achieved in the near term, or at all. In addition, difficulties in integrating the businesses of eSpeed and the BGC businesses, acquired from Cantor in the merger, could harm our reputation.

The impact of the separation and merger on the founding partners, REU partners and future working partners may adversely affect our ability to retain, recruit and motivate these persons.

While we believe that our April 2008 separation and merger will promote retention and recruitment, some founding partners, REU partners and working partners may be more attracted to the benefits of working at a private, controlled partnership or of being a partner in Cantor, which may adversely affect our ability to retain, recruit and motivate these persons. The impact of the separation on the founding partners, REU partners, working partners and other employee retention and recruitment remains uncertain.

Many of our key employees were limited partners of Cantor prior to the separation and merger. We believe that the possibility of becoming a limited partner of Cantor has been an important tool in its ability to hire and retain key employees. Prior to the merger, Cantor redeemed Cantor limited partnership interests held by BGC Holdings founding partners in exchange for BGC Holdings limited partnership interests and distribution rights in respect of our common stock. Following the merger, it is not expected that our key employees will have the right to become limited partners in Cantor. In addition, we expect that from time to time, key employees of BGC Partners will have the opportunity to become limited partners of BGC Holdings.

While these BGC Holdings limited partnership interests entitle founding/working partners and REU partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such founding/working partners or REU partners are, unless Cantor, in the case of the founding partners, and us, as the general partner of BGC Holdings, otherwise determine, only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account, and not any goodwill or going concern value of BGC Partners’ business. Moreover, unlike Cantor, founding/working partners and REU partners have no right to exchange their BGC Holdings limited partnership interests for shares of BGC Partners common stock (except, in the case of founding partners, as otherwise determined by Cantor in accordance with the terms of the BGC Holdings limited partnership agreement, and Cantor has provided that certain founding partner interests are exchangeable with us for Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), in accordance with the terms of the BGC Holdings limited partnership agreement and, in the case of REU partners, as set forth in the terms and conditions of the grant) and thereby realize any higher value associated with BGC Partners capital stock.

The BGC Holdings limited partnership interests are also subject to redemption, with respect to the founding partners, upon mutual agreement of Cantor and the general partner of BGC Holdings, and with respect to the working partners and REU partners, at the election of the general partner of BGC Holdings, and subject founding/working partners and REU partners to non-competition and non-solicitation covenants, as well as other obligations. In addition, the exercise of Cantor’s right to purchase from BGC Holdings, founding partner interests and, in certain circumstances, working partner interests and REU interests (in each case, that have not become exchangeable) redeemed by BGC Holdings, will result in the share of distributions of income from the operations of BGC Partners’ business on other outstanding BGC Holdings limited partnership interests, including those held by founding/working or REU partners, to remain the same rather than increasing as would be the case if such interests were redeemed by BGC Holdings.

The terms of the BGC Holdings limited partnership interests held by founding/working partners and REU partners also differ from the terms of the limited partnership interests in Cantor previously held by founding partners and by certain of the REU partners as follows:

•

unlike the limited partnership interests in Cantor, founding/working partners and REU partners are not entitled to reinvest the distributions on BGC Holdings limited partnership interests in additional BGC Holdings limited partnership interests at preferential or historical prices or at all; and

•

Cantor is entitled to receive any amounts from selected extraordinary transactions that are withheld from distributions to founding/working partners and REU partners and forfeited by founding/working partners and REU partners leaving BGC Holdings prior to their interests in such withheld distributions fully vesting rather than any such forfeited amounts accruing to the benefit of all BGC Holdings limited partners on a pro rata basis.

Founding partners may find any of these terms of the BGC Holdings limited partnership interests to be less attractive than the arrangements for limited partners of Cantor, which may reduce the effectiveness of these interests as retention tools.

In addition, the ownership of the distribution rights and underlying shares of our common stock received by founding partners and other persons providing services to BGC Partners is not dependent upon a founding partner’s continued employment with us or Cantor or compliance with the partner obligations, and founding partners are, therefore not restricted from leaving us by the potential loss of shares distributable pursuant to these distribution rights.

Difficult market conditions, economic conditions and geopolitical uncertainties could adversely affect our business in many ways by negatively impacting our revenues in the financial markets in which we offer services, which could have a material adverse effect on our business, financial condition and results of operations.

Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability. The brokerage and financial services industry, as in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. On a consolidated basis, for the nine months ended September 30, 2008 and the year ended December 31, 2007, over 90% of our total revenues were generated by brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third and fourth quarters of 2008. Our operations may suffer to the extent that ongoing market volatility causes individuals and institutional traders and other market participants to curtail or forego trading activities. These events could have a material adverse effect on our results and profitability. These factors include:

•	economic and political conditions in the United States, Europe and elsewhere in the world;

•	concerns about terrorism, war and other armed hostilities;

•	concerns over inflation and wavering institutional and consumer confidence levels;

•	the availability of cash for investment by our dealer customers and their customers;

•	the level and volatility of interest rates and foreign currency exchange rates;

•	the level and volatility of trading in certain equity and commodity markets;

•	the level and volatility of the difference between the yields on corporate securities being traded and those on related benchmark securities, which we refer to as “credit spreads”;

•	currency values; and

•	increasing margin requirements and other liquidity concerns.

Low trading volume generally results in reduced revenues. Under these conditions, profitability is adversely affected since many costs, including certain aspects of commissions, compensation and bonuses, are fixed. In addition, although less common, some of our brokerage revenues are determined on the basis of the value of transactions or on credit spreads. For these reasons, decreases in trading volume or declining prices or credit spreads could have a material adverse effect on our business, financial condition and results of operations.

Employee misconduct or error could harm us by impairing our ability to attract and retain customers and subjecting us to significant legal liability and reputational harm; moreover, this type of misconduct is difficult to detect and deter and error is difficult to prevent.

Employee misconduct or error could subject us to financial losses and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Misconduct by employees could include engaging in improper or unauthorized transactions or activities, failing to properly supervise other employees or improperly using confidential information. Employee errors, including mistakes in executing, recording or processing transactions for customers, could cause us to enter into transactions that customers may disavow and refuse to settle, which could expose us to the risk of material losses even if the errors are detected and the transactions are unwound or reversed. If our customers are not able to settle their transactions on a timely basis, the time in which employee errors are detected may be increased and our risk of material loss could be increased. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. It is not always possible to deter employee misconduct or error, and the precautions we take to detect and prevent this activity may not be effective in all cases.

The industry in which we operate is subject to significant regulation and as a result we are subject to regulatory capital requirements on our regulated entities, and a significant operating loss or any extraordinary charge against capital could adversely affect our ability to expand or, depending upon the magnitude of the loss or charge, even to maintain the current level of our business.

Many aspects of our business, like those of other brokerage firms, are subject to significant capital requirements. In the United States, the U.S. Securities and Exchange Commission, which we refer to as the “SEC,” the Financial Industry Regulatory Authority, which we refer to as “FINRA,” and various other regulatory bodies (including the Commodity Futures Trading Commission, which we refer to as the “CFTC,” and the National Futures Association, which we refer to as the “NFA,”) have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of the broker- dealer’s activities. We currently operate three U.S.-registered broker-dealers: BGC Securities, a New York general partnership, which we refer to as “BGC Securities,” Maxcor and eSpeed Brokerage, Inc. (formerly known as eSpeed Government Securities, Inc.), a Delaware corporation, which we refer to as “eSpeed Brokerage.” In addition, we hold a 49% limited partnership interest in Aqua Securities, L.P., which we refer to as “Aqua,” a U.S. registered broker-dealer. These broker-dealers are each subject to SEC and FINRA net capital requirements.

Our international operations are also subject to capital requirements, which we refer to as “non-U.S. net capital requirements.” Certain of our subsidiaries that are incorporated in the United Kingdom are subject to capital requirements established by the U.K. Financial Services Authority, which we refer to as the “FSA.” The FSA also applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital requirements enforced by the FSA are likely to change with the implementation of the European Directive on

Capital Requirements and our U.K. subsidiaries will be required to adhere to these changes. In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. These regulations often include minimum capital requirements which are subject to change.

While we expect to continue to maintain levels of capital in excess of regulatory minimums, there can be no assurance that this will be the case in the future. If we fail to maintain the required capital, we will be required to suspend our broker-dealer operations during the period that we are not in compliance with capital requirements, and may be subject to suspension or revocation of registration by the SEC and FINRA or withdrawal of authorization or other disciplinary action from domestic and international regulators, which would have a material adverse effect on our business. In addition, if we fail to maintain the capital required by clearing organizations of which we are a member, our ability to clear through those clearing organizations may be impaired, which may adversely affect our ability to process trades. If the capital rules are changed or expanded, or if there is an unusually large charge against capital, operations that require the intensive use of capital would be limited. Our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which, in turn, could limit our ability to pay dividends, repay debt and redeem or repurchase shares of our common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. In addition, we may become subject to capital requirements in other foreign jurisdictions in which we currently operate or in which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing. For a further discussion of our capital requirements.

Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.

Firms in the financial services industry, including our businesses, have experienced increased scrutiny in recent years and penalties and fines sought by regulatory authorities, including the SEC, FINRA, state securities commissions, state attorneys general and the FSA, have increased accordingly. This regulatory and enforcement environment may create uncertainty.

The financial services industry, including our business, is subject to extensive regulation. Our subsidiaries are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion. From time to time, “associated persons” of our company have been and are subject to periodic investigations that have and may result in disciplinary actions by the SEC, self-regulatory organizations and state securities administrators. Currently, we and certain other inter-dealer brokers are being investigated by the SEC with respect to trading practices. In addition, the latest FSA annual risk assessment of the BGC Partners group’s regulated entities identified certain weaknesses in the BGC Partners group’s risk and control functionality, including governance procedures. Self-regulatory organizations such as FINRA and the NFA, along with statutory bodies such as the SEC and the FSA, require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. These regulations will often serve to limit our activities, including through capital, customer protection and market conduct requirements.

Changes in legislation and in the rules and regulations promulgated by the SEC, the CFTC, the U.S. Department of Treasury, which we refer to as the “Treasury,” the FSA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions in the way we conduct our business. For example, the U.S. Congress, the Treasury, the Board of Governors of the Federal Reserve System and the SEC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. markets. In Europe, the implementation of the Markets in Financial Instruments Directive in Europe, which we refer to as the “MIFID,” in November 2007 involved wide-ranging changes to European financial services regulation. Future legislation and/or regulation, and uncertainties resulting from the possibility of legislation and/or regulation, could adversely impact our business. Failure to comply with any of these laws, rules or regulations could result in fines, limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon us.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts, including for example principal trading and trading to make markets. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and we will regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs and additional operational personnel. Failure to adhere to these policies, controls and procedures may result in regulatory sanctions or customer litigation.

Due to our current customer concentration, a loss of two, three or more of our significant customers could harm our business, financial condition and results of operations.

For each of the nine months ended September 30, 2008 and for the year ended December 31, 2007 and on a consolidated basis, our top 10 customers, collectively, accounted for approximately 40% of our total revenues. We have limited long-term contracts with these customers. If we were to lose two, three or more of these significant customers for any reason, including the recent consolidation in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our business, financial condition and results of operations would suffer.

Our brokerage activities are subject to credit and performance risks, which could result in us incurring significant losses and as a result could materially adversely affect our business, financial condition and results of operations.

Our brokerage activities are subject to credit and performance risks. For example, our customers may not deliver securities to one of our operating subsidiaries which has sold those securities to another customer. If the securities due to be delivered have increased in value, there is a risk that we may have to expend our own funds in connection with the purchase of other securities to consummate the transaction. While we will take steps to ensure that our customers and counterparties have high credit standings and that financing transactions are adequately collateralized, the large dollar amounts that may be involved in our brokerage and financing transactions could subject us to significant losses if, as a result of customer or counterparty failures to meet commitments, we were to incur significant losses in liquidating or covering our positions in the open market.

We have adopted policies and procedures to identify, monitor and manage credit risk, in both agency and principal transactions, through reporting and control procedures and by monitoring credit standards applicable to our customers or counterparties. These policies and procedures, however, may not be fully effective. Some of these risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are, or may be, exposed, our financial condition and results of operations could be materially adversely affected. In addition, our insurance policies will not provide coverage for these risks.

In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions, as we bill customers for our agency brokerage services. Our customers may default on their obligations to us due to disputes, bankruptcy, lack of liquidity, operational failure or other reasons. Any losses arising from such defaults could materially adversely affect our business, financial condition and results of operations.

Financial problems experienced by third parties could affect the markets in which we provide brokerage services. In addition, a disruption in the credit derivative market could affect our brokerage revenues.

Problems experienced by third parties could also affect the markets in which we provide brokerage services. For example, in recent years, hedge funds have increasingly begun to make use of credit and other derivatives as part of their trading strategies. As a result, an increasing percentage of our business, directly or indirectly, results from trading activity by hedge funds. Hedge funds typically employ a significant amount of leverage to achieve their results and, in the past, certain hedge funds have had difficulty managing this leverage, which has resulted in market-wide disruptions. If one or more hedge funds that is a significant participant in a derivatives market experienced similar problems in the future, including as a result of the recent volatility in this market, the volumes in that market could be adversely affected and, accordingly, our brokerage revenues from that market could decrease.

In addition, recent reports in the United States and United Kingdom have suggested weaknesses in the way credit derivatives are assigned by participants in the credit derivative markets. Such reports expressed concern that, due to the size of the credit derivative market, the volume of assignments and the suggested weaknesses in the assignment process, one or more significant defaults by corporate issuers of debt could lead to a market-wide disruption or result in the bankruptcy or operational failure of hedge funds or other market participants. If the credit derivative markets experience a market disruption or if there was real or perceived lack of confidence that the credit derivative markets could orderly process one or more significant defaults of corporate issuers of debt, the use of credit derivatives by our customers could be reduced, leading to lower volumes and, accordingly, our brokerage revenues in that market could decrease.

The securities settlement process and the execution of matched principal transactions expose us to risks related to a counterparty failing to fulfill its obligations that may impact our liquidity and profitability and as a result could materially adversely affect our business, financial condition and results of operations.

We provide some brokerage services to our customers in the form of matched principal transactions, in which we act as a “middleman” by serving as counterparty for identified buyers and sellers in matching, in whole or in part, reciprocal back-to-back trades. These principal transactions are then settled through clearing institutions with whom we have a contractual relationship.

In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. The exposure we have to less liquid markets exacerbates this risk because transactions in these markets tend to be more likely not to settle on a timely basis than transactions in liquid markets. Adverse movements in the prices of securities that are the subject of these transactions can increase the risk. In addition, widespread technological failure, natural disasters (e.g., tsunami and earthquakes) or communication failures, such as those which occurred as a result of the terrorist attacks on September 11, 2001 and the blackout in the eastern portion of the United States in August 2003, as well as actual or perceived credit difficulties or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions such as occurred in 2008. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not fulfilling their obligations.

We are subject to financing risk in these circumstances because if a transaction does not settle on a timely basis, the resulting unmatched position may need to be financed, either directly by us or through one of the clearing organizations, at our expense. These charges may be recoverable from the failing counterparty, but sometimes they are not. In addition, in instances where the unmatched position or failure to deliver is prolonged or widespread due to rapid or widespread declines in liquidity for an instrument, there may also be regulatory capital charges required to be taken by us, which, depending on their size and duration, could limit our business flexibility or even force the curtailment of those portions of our business requiring higher levels of capital. Credit or settlement losses of this nature may impact our liquidity and profitability and as a result could adversely affect our business, financial condition and results of operations.

We have market risk exposure from unmatched principal transactions entered into by some of our brokerage desks, which could result in losses and have a disproportionate effect on our revenues, financial condition and results of operations for any particular reporting period.

On a limited basis, our brokerage desks enter into unmatched principal transactions in the ordinary course of business due to errors or to facilitate transactions, add liquidity, improve customer satisfaction, increase revenue opportunities, attract additional order flow and, in a limited number of instances and subject to risk management limits, for the purpose of proprietary trading. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered and the amount of time the positions are held before we dispose of the position.

From a risk management perspective, we monitor risk on an end-of-day basis and desk managers generally monitor such exposure on a continuous basis. Any unmatched positions are intended to be disposed of in the short-term. Due to a number of factors, including the nature of the position and access to the market on which we trade, we may not be able to match the position or effectively hedge its exposure and often may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market. Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in a loss. In addition, any principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our revenues, financial condition and results of operations for any particular reporting period.

We are generally subject to risks inherent in doing business in the international markets, particularly in the regulated brokerage industry, and any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction and our business could be adversely affected.

We currently provide services and products to customers in North America, Europe and the Asia-Pacific region through offices in New York and London, as well as Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Nyon, Paris, Seoul, Singapore, Sydney, Tokyo and Toronto and we may seek to further expand our operations, such as our agreement to acquire a Brazilian broker in August 2008. On a consolidated basis, revenues from foreign countries were $691.8 million, or 73.3% of total revenues, and $816.5 million, or 73.1% of total revenues, for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. There are certain additional political, economic, legal, regulatory, operational and other risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

•	less developed automation in exchanges, depositories and national clearing systems;

•	additional or unexpected changes in regulatory requirements, capital requirements, tariffs and other trade barriers;

•	the impact of the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business;

•	possible nationalization, expropriation and regulatory, political and price controls;

•	difficulties in staffing and managing international operations;

•	capital controls, exchange controls and other restrictive governmental actions;

•	any failure to develop effective compliance and reporting systems, which could result in regulatory penalties in the applicable jurisdiction;

•	fluctuations in currency exchange rates;

•	reduced protections for intellectual property rights;

•	adverse labor laws;

•	outbreak of hostilities; and

•	potentially adverse tax consequences arising from compliance with foreign laws and regulations to which our international subsidiaries are subject.

In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws and regulations in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. If we are unable to manage any of these risks effectively, our business could be adversely affected.

If the value of the dollar against the other currencies in which we pay expenses or if the value of the dollar against the other currencies in which we earn revenues changes dramatically, our financial results could suffer.

Because our business is global, dramatic exchange rate fluctuations are able to impact our results. Significant movements in the U.S. dollar against other currencies, including the Euro and the British Pound, as experienced in October 2008, in which we pay expenses or earn profits, may have an adverse effect on our financial results. Potential movements in the U.S. dollar against other currencies in which we earn revenues could also adversely affect our financial results.

We are leveraged, which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations under our indebtedness.

We are leveraged and as of the closing of the merger on April 1, 2008, we, through our subsidiary, BGC U.S., assumed $150,000,000 of Cantor Fitzgerald, L.P. $250,000,000 aggregate principal amount 5.19% senior notes, due April 1, 2010, which we refer to as “Cantor’s senior notes,” as provided in a note purchase agreement, dated as of March 15, 2005, pursuant to a note purchase agreement, dated as of March 31, 2008, with the investors named therein, which we refer to as “note purchase agreement,” which are with third-party institutions and contains covenants that limit our ability to take selected actions or set financial tests for our business, including covenants pertaining to the incurrence of additional indebtedness, compliance with law, maintenance of insurance, maintenance of properties and payment of taxes. We refer to the notes issued pursuant to the note purchase agreement as the “BGC U.S. notes.” Pursuant to the guaranty of the notes by the Company, dated as of March 31, 2008, which we refer to as the “Company guaranty,” we must maintain consolidated capital at an amount not less than $227,500,000 as of the end of each fiscal quarter and cannot permit our consolidated debt to exceed 60% of our consolidated capitalization; provided, however, that if our consolidated debt exceeds 55%, then the applicable interest rate of the BGC U.S. notes will be increased by 0.25% per annum. These covenants in the note purchase agreement and the Company guaranty could limit our ability to take advantage of certain business opportunities that may arise. In addition, if we are unable to maintain compliance with these covenants, the holders of such indebtedness could declare a default, thereby causing the debt to become immediately due and payable at a premium. If a default were to occur and we were unable to meet our obligations, we would be forced to restructure or refinance our indebtedness, sell additional equity or sell assets, which we may not be able to do on favorable terms or at all. Pursuant to the separation agreement, we will make semi-annual payments to Cantor during the term of BGC U.S. notes equal to the difference between 7.5% and the applicable interest rate of the BGC U.S. notes.

Our indebtedness could have important consequences for you, including:

•

it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow money, dispose of assets or sell equity for our working capital, capital expenditures, dividend payments, service our debt, strategic initiatives or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy; and

•	there would be a material adverse effect on our business, financial condition and results of operations if we were unable to service our indebtedness or obtain additional financing, as needed.

Cantor has guaranteed the BGC U.S. notes, and any breach by Cantor of the covenants contained in Cantor’s guaranty could result in an event of default under the BGC U.S. notes.

Cantor has guaranteed the BGC U.S. notes we assumed in connection with the merger. Cantor’s guaranty contains certain covenants of Cantor, including an obligation by Cantor to maintain a specified level of partners’ capital. To the extent Cantor breaches any of the covenants contained in the guaranty, or if certain other events such as judgments or bankruptcy events occur with respect to Cantor, which occurrences may result due to facts unrelated to us and beyond our control, an event of default will exist under the BGC U.S. notes.

Our business is geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Historically, our operations have been substantially located in the United Kingdom and the United States. While we are expanding our business to new geographies, we are still highly concentrated in these geographies. Because we derived approximately 46.1% and approximately 26.7%, respectively, of our total revenues on a consolidated basis, for the nine months ended September 30, 2008, from our operations in the United Kingdom and the United States, respectively, and approximately 47% and approximately 27%, respectively, of our total revenues on a consolidated basis, for the year ended December 31, 2007, from our operations in the United Kingdom and the United States, respectively, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. Moreover, due to the concentration of our business in these geographies, our business is less diversified and, accordingly, is subject to greater regional risks than some of our competitors.

Our business is substantially concentrated on rates products and could be significantly affected by any downturn or negative fluctuations in the rates product market.

We offer our services in four broad product categories: rates, credit, foreign exchange and other asset classes. However, our brokerage revenues are substantially derived from our rates products, which accounted for approximately 51.0% and approximately 56.4% of our total brokerage revenues on a consolidated basis, for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. While we focus on expanding and diversifying our product offerings, we are currently exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our operations on rates products subjects our results to a greater market risk than if we had a more diversified products offering.

We may not be able to obtain additional financing, if needed, on terms that are acceptable to us, which could prevent us from developing or enhancing our business, taking advantage of future opportunities or responding to competitive pressure or unanticipated requirements.

We are dependent upon the availability of adequate funding and sufficient regulatory and clearing capital. Clearing capital is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and capital contributions by limited partners of Cantor. We have also relied on Cantor’s support to clear our transactions in U.S. Treasury and U.S. government agency products since the merger on April 1, 2008. Because each of BGC U.S. and BGC Global is expected to distribute, on a quarterly basis, all of its net income to its limited partners, we may not have sufficient internally generated funds and may need to ease this policy or raise additional funds. If for any reason we need to raise additional funds, including in order to meet increased clearing capital requirements arising from growth in our brokerage business and the recent increase in clearing capital requirements set by the FICC, to complete acquisitions or otherwise, we may not be able to obtain additional financing when needed, particularly in light of the extreme volatility and disruption in the capital and credit markets over the last 15 months. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or respond to competitive pressure or unanticipated requirements.

The brokerage and financial services industries in general face substantial litigation and regulatory risks, and we may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons, all of which could adversely affect our revenues and liabilities and as a result could have a materially adverse effect on our business, financial condition and results of operations.

Many aspects of our business involve substantial risks of liability and, in the normal course of business, we have been a party to lawsuits, arbitrations, investigations and other actions involving primarily claims for damages. Regulatory inquiries and subpoenas or other requests for information or testimony in connection with litigation may cause us to incur significant expenses, including fees for legal representation and fees associated with document production. The risks associated with such potential liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The expansion of our business, including the expansion into new areas, imposes additional risks of liability. A settlement of, or judgment related to, any such claims or litigation, arbitration, investigation or other action could result in civil or criminal liability, fines, limitations on business activities and other sanctions and otherwise have a material adverse effect on our results of operations and financial condition. Any such action could also cause us significant reputational harm, which, in turn, could seriously harm our business and prospects. In addition, regardless of the outcome of these lawsuits, arbitrations, investigations and other actions, we may incur significant legal and other costs, including substantial management time, dealing with such matters, even if we are not a party to the litigation or a target of the inquiry.

As a brokerage and financial services firm, we depend to a large extent on our relationships with our customers and our reputation for integrity and high-caliber professional services to attract and retain customers. As a result, if our customers are not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. Substantial legal liability or significant regulatory action against us could adversely affect our revenues and liquidity and, as a result, could have a material adverse effect on our business, financial condition and results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

A portion of our revenues is derived from our sale of market data to third parties, and a decline in customer purchases or adverse new legislation or regulation could have an adverse effect on our business.

A portion of our total revenues, approximately 1.6% on a consolidated basis for the nine months ended September 30, 2008 and the year ended December 31, 2007, is derived from the sale of market data to third parties. BGCantor Market Data (formerly Cantor Market Data) is the exclusive source of real-time proprietary pricing and other data we derive for certain U.S. and European securities and derivatives. If customers cease buying data or making payments, or if new legislation or regulation were enacted affecting our right to sell or distribute this market data, it could have an adverse effect on our business.

Our revenues and profitability could be reduced or otherwise adversely affected by pricing plans relating to commissions and fees on our trading platform.

We negotiate from time to time with certain customers (including many of our largest customers) to enter into customized volume discount pricing plans. While the pricing plans are designed to encourage customers to be more active on our electronic trading platform, they reduce the amount of commissions payable to us by certain of our most active customers for certain products, which could reduce our revenues and constrain our profitability.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could materially adversely affect our business, financial condition and results of operations.

Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace may continue to tighten securities spreads. In addition, new and enhanced alternative trading systems, such as electronic communications networks, have emerged as an alternative for individual and institutional investors, as well as broker-dealers. As such systems do not direct trades through market makers, their use could result in reduced revenues for us. In addition, reduced trading levels could lead to lower revenues which could materially adversely affect our business, financial condition and results of operations.

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.

Our success is dependent, in part, upon our intellectual property. We generally rely primarily on trade secret, contract, copyright, trademark and patent law to establish and protect our rights to proprietary technologies, methods and products. It is possible that third parties may copy or otherwise obtain and use our proprietary technologies without authorization or otherwise infringe on our rights. We cannot assure you that our intellectual property rights are sufficient to protect our competitive advantages. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws in the United States. We may also face claims of infringement that could interfere with our ability to use intellectual property or technology that is material to our business operations. For example, we have been subject to ongoing claims by Trading Technologies International, Inc., which we refer to as “TT.” While our current products were determined in the dispute with TT to not infringe, if these claims are ultimately successful, in addition to paying damages, we may be required to modify or withdraw certain products from the market. Restrictions on the distribution of some of the market data generated by our brokerage desks could limit the comprehensiveness and quality of the data we are able to distribute or sell. Although we have taken steps to protect ourselves, we may not be able to protect our technology from disclosure or from other developing technologies that are similar or superior to our technology.

In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such claims or litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management, any of which could negatively affect our business. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us.

Intellectual property rights of third parties may have an important bearing on our ability to offer certain of our products and services. Although we have taken steps to protect ourselves, there can be no assurance that we will be aware of all patents or copyrights containing claims that may pose a risk of infringement by our products and services. We are currently defending a patent infringement claim, which could have a material adverse effect on our business.

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

If we are unable to protect the intellectual property rights we own, our ability to operate electronic marketplaces may be materially adversely affected.

Our business is dependent on proprietary technology and other intellectual property rights. We cannot guarantee that the concepts which are the subject of the patents and patent applications that we own are patentable or that issued patents are or will be valid and enforceable or that such concepts will be marketable or profitable for our business. Additionally, from time to time, issued patents may expire and we may no longer receive revenue related to such patents, including United States Patent No. 4,903,201, which we refer to as the “Wagner Patent,” which expired on February 20, 2007. Where patents are granted in the United States, we can give no assurance that equivalent patents will be granted in Europe or elsewhere, as a result of differences in local laws affecting patentability and validity. Moreover, we cannot guarantee that third parties competing or intending to compete with us will not infringe any of these patents. Despite precautions we have taken to protect the intellectual property rights that we own, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to monitor unauthorized use of our proprietary technology and intellectual property rights. We cannot assure you that the steps we take will prevent misappropriation of our technologies or intellectual property rights.

If our software licenses from third parties are terminated or adversely changed or amended or if any of these third parties were to cease doing business, our ability to operate our business may be materially adversely affected.

We license databases and other software from third parties, much of which is integral to our systems and our business. The licenses are terminable if we breach our obligations under the license agreements. If any material relationships were terminated or adversely changed or amended, or if any of these third parties were to cease doing business, we may be forced to spend significant time and money to replace the licensed software, and our ability to operate our business may be materially adversely affected. Although we take steps to locate replacements, there can be no assurance that the necessary replacements will be available on reasonable terms, if at all.

The financial markets in which we operate are generally affected by seasonality which could have a material adverse effect on our financial performance in a given period.

Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slowdown in the business environment and, therefore, our transaction volume levels may decrease during those periods. The timing of local holidays also affects transaction volume. These factors could have a material adverse effect on our financial performance in a given period.

We operate in a rapidly evolving business environment. If we are unable to adapt our business effectively to keep pace with these changes, our ability to succeed will be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.

The pace of change in the industry in which we operate is extremely rapid. Operating in such a rapidly changing business environment involves a high degree of risk. Our ability to succeed will depend on our ability to adapt effectively to these changing market conditions. If we are unable to keep up with rapid technological changes, we may not be able to compete effectively.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our proprietary software, network distribution systems and technologies. Our business environment is characterized by rapid technological changes, changes in use and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technology and systems obsolete. Our success will depend, in part, on our ability to:

•	develop, license and defend intellectual property useful in our business;

•	enhance our existing services;

•	develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective customers;

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis;

•	respond to the demand for new services, products and technologies on a cost-effective and timely basis; and

•	adapt to technological advancements and changing standards to address the increasingly sophisticated requirements and varied needs of our customers and prospective customers.

There can be no assurance that we will be able to respond in a timely manner to changing market conditions or customer requirements. The development of proprietary electronic trading technology entails significant technical, financial and business risks. Further, the adoption of new internet, networking or telecommunications technologies may require us to devote substantial resources to modify, adapt and defend our technology. There can be no assurance that we will successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, or that we will be able to successfully defend any challenges to any technology we develop. Any failure on our part to anticipate or respond adequately to technological advancements, customer requirements or changing industry standards, or any significant delays in the development, introduction or availability of new services, products or enhancements, could have a material adverse effect on our business, financial condition and results of operations.

Our networks and those of our third-party service providers may be vulnerable to security risks, which could make our customers hesitant to use our electronic marketplaces.

The secure transmission of confidential information over public networks is a critical element of our operations. Our networks, those of our third-party service vendors, including Cantor and associated clearing corporations, and those of our customers may be vulnerable to unauthorized access, computer viruses and other security problems. These networks are provisioned using redundant connections, service providers and routes to provide a high level of redundancy and availability and also to allow partitioning and containment of potential security threats. However, there can be no assurance such measures will be effective against all future threats. People who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations, which could make our customers hesitant to use our electronic marketplaces. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches.

If we experience computer systems failures or capacity constraints, our ability to conduct our operations could be harmed.

We support and maintain many of our computer systems and networks internally. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our ability to conduct our operations. Although all of our business critical systems have been designed and implemented with fault tolerant and/or redundant clustered hardware and diversely routed network connectivity, our redundant systems or disaster recovery plans may prove to be inadequate. Although we have three geographically disparate main data centers, they could be subject to failure due to environmental factors, power outage and other factors. Accordingly, we may be subject to system failures and outages which might impact our revenues and relationships with customers. In addition, we will be subject to risk in the event that systems of our partners, customers or vendors are subject to failures and outages.

We rely on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, clearance organizations and software and hardware vendors. Our systems, or those of our third-party providers, may fail or operate slowly, causing one or more of the following:

•	unanticipated disruptions in service to our customers;

•	slower response times;

•	delays in our customers’ trade execution;

•	failed settlement of trades;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	litigation or other customer claims; and

•	regulatory sanctions.

There can be no assurance that we will not experience additional systems failures in the future from power or telecommunications failures, acts of God or war, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by customer error or misuse of our systems, could damage our reputation, business and brand name.

If we fail to implement and maintain an effective internal control environment, our business and stock price could suffer and we may need to restate our financial statements.

We are subject to the requirements of the Sarbanes-Oxley Act and the applicable SEC rules and regulations that require an annual management report on our internal control over financial reporting. Such a report includes, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting, and an attestation report by our independent registered public accounting firm addressing these assessments. Prior to the separation and merger, BGC Partners was not subject to the requirements of the Sarbanes-Oxley Act and the applicable SEC rules and regulations that require an annual management report on internal controls over financial reporting but eSpeed was.

Subsequent to the issuance of eSpeed’s consolidated financial statements for the year ended December 31, 2006, its management became aware that certain revenues and expenses related to a portion of the development of related party software covered under the JSA with Cantor required restatement. eSpeed had accounted for certain fees paid by related parties for software development as revenue in the period when the cash was received. eSpeed concluded that some of these paid fees should have been deferred and recognized ratably over the future period when such software will be used to provide services to Cantor. The restatement correction reduces revenue from current periods, thereby creating a deferred revenue liability. The restatement also corrected the amortization expense that was recorded in connection with the determination of the period of benefit provided by the developed software. eSpeed filed an Amendment to its Annual Report on Form 10-K for the year ended December 31, 2006, to reflect the restatement of its audited financial statements for the years ended December 31, 2006, 2005 and 2004, the financial information in the Selected Financial Data for the five- year period ended December 31, 2006, the unaudited selected quarterly financial information for each quarter in the years ended December 31, 2006 and 2005, and related financial information and disclosures originally filed with the SEC on Form 10-K on March 15, 2007.

In connection with that restatement, eSpeed also concluded that its internal control over financial reporting was not effective at December 31, 2006. In addition, eSpeed’s independent registered public accounting firm issued a revised report concluding that its internal control over financial reporting was not effective at December 31, 2006. eSpeed’s independent registered public accounting firm issued a report concluding that its internal control over financial reporting was effective at December 31, 2007.

In November 2007, the BGC Division, comprising the BGC businesses we acquired in the merger, completed a restatement of its financial statements with respect to errors related to accounting for certain intercompany transactions between the BGC Division and certain affiliates. Also in 2007, the management of the BGC Division identified a material weakness in its internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board, including the lack of a formal, documented closing process designed to identify key financial reporting risks. This weakness may indicate a heightened risk that our BGC Division and Company annual or interim financial statements could contain a material misstatement. We are in the process of implementing the following initiatives which are aimed at addressing this weakness:

•	establishing what we believe are appropriate internal controls for the monthly closing process, including a more formal schedule and account substantiation and reconciliation tools;

•	establishing a single global general ledger with a standard global chart of accounts; and

•	taking steps aimed at ensuring that we have the appropriate staff within our organization.

These and our future initiatives may not remediate the identified material weakness and additional significant deficiencies and we may identify a material weakness in our internal control over financial reporting in the future. We cannot assure you that our initiatives will be implemented in a timely or effective manner.

Our management has not conducted an assessment of our internal control over financial reporting on a combined basis giving effect to the merger. We cannot be certain as to our ability to comply with the requirements of the Sarbanes-Oxley Act. If we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the Nasdaq Global Market. In addition, if a material weakness is identified, there can be no assurance that we would be able to remediate such material weakness in a timely manner in future periods. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our independent auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an a material adverse effect on our stock price.

Compliance with the Sarbanes-Oxley Act may require significant expenses and management resources that would need to be diverted from our operations and could require a restructuring of our internal controls over financial reporting. Any such expenses, time reallocations or restructuring could have a material adverse effect on our operations.

Our final first quarter 2008 pro forma combined company GAAP financial results reflected a $46.5 million pro forma GAAP net loss for fully diluted shares. Our final pro forma combined company GAAP net loss for fully diluted shares represents an increased loss versus the amount reported in our preliminary pro forma GAAP first quarter 2008 financial results.

While portions of our compensation structure are variable, significant parts of our cost structure are fixed, and if our revenues decline and we are unable to reduce our costs in the amount that our revenues decline, our profitability could be materially adversely affected.

While portions of our compensation structure are variable, significant parts of our cost structure are fixed. We base our overall cost structure on historical and expected levels of demand for our products and services. If demand for these products and services and our resulting revenues decline, we may not be able to adjust our cost structure on a timely basis. If we are unable to reduce our costs in the amount that our revenues decline, our profitability could be materially adversely affected.

We may be required to pay Cantor for a significant portion of the tax benefit relating to any additional tax depreciation or amortization deductions we claim as a result of any step-up in the tax basis in the assets of BGC U.S. and BGC Global resulting from the exchange of interests in BGC Holdings for BGC Partners common stock.

Certain interests in BGC Holdings may, in effect, be exchanged in the future for shares of BGC Partners Class A common stock or BGC Partners Class B common stock on a one-for-one basis (subject to customary anti-dilution adjustments). The exchanges may result in increases to our share of the tax basis of the tangible and intangible assets of each of BGC U.S. and BGC Global that otherwise would not have been available, although the Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.

In connection with the separation and related transactions, BGC Partners OldCo entered into, and, in the merger, we assumed BGC Partners OldCo’s rights and obligations under, the tax receivable agreement with Cantor that provides for the payment by us to Cantor of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that we will benefit from the remaining 15% of cash savings, if any, in income tax that we realize.

Pursuant to the tax receivable agreement, we will determine, after consultation with Cantor, the extent to which we are permitted to claim any such tax benefits, and such tax benefits will be taken into account in computing any cash savings so long as our accountants agree that it is at least more likely than not that such tax benefit is available.

Pursuant to the tax receivable agreement, 20% of each payment that would otherwise be made by us will be deposited into an escrow account until the expiration of the statute of limitations for the tax year to which the payment relates. If the Internal Revenue Service successfully challenges the availability of any tax benefit and determines that a tax benefit is not available, we will be entitled to receive reimbursements from Cantor for amounts we previously paid under the tax receivable agreement and Cantor will indemnify us and hold us harmless with respect to any interest or penalties and any other losses in respect of the disallowance of any deductions which gave rise to the payment under the tax receivable agreement (together with reasonable attorneys’ and accountants’ fees incurred in connection with any related tax contest, but the indemnity for such reasonable attorneys’ and accountants’ fees shall only apply to the extent Cantor is permitted to control such contest). Any such reimbursement or indemnification payment will be satisfied first from the escrow account (to the extent funded in respect of such payments under the tax receivable agreement).

For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing our actual income and franchise tax liability to the amount of such taxes that we would have been required to pay had there been no depreciation or amortization deductions available to us that were attributable to an increase in tax basis (or any imputed interest) as a result of an exchange and had BGC Partners OldCo not entered into the tax receivable agreement. The tax receivable agreement was entered into on March 31, 2008, in connection with the transactions contemplated by the separation agreement, and will continue until all such tax benefits have been utilized or expired, unless we (with the approval by a majority of our independent directors) exercise our right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement, provided that if Cantor and we cannot agree upon a value, the agreement will remain in full force and effect. While the actual amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of the income that we achieve, it is expected that as a result of the anticipated magnitude of the increases in the tax basis of the tangible and intangible assets of BGC U.S. and BGC Global attributable to our interest in BGC U.S. and BGC Global, during the term of the tax receivable agreement, the payments that we may make to Cantor could be substantial. Our ability to achieve benefits from any remaining cash savings in income tax that we realize will depend upon a number of factors, including the timing and amount of our future income.

The recent separation and merger might be challenged by creditors as a fraudulent transfer or conveyance, and equity holders and creditors of the entity held liable could be adversely affected should a court agree with such a challenge.

Although we do not believe that the separation or the merger resulted in a fraudulent conveyance or transfer, if a court in a suit by an unpaid creditor or representative of creditors of Cantor or another entity transferring consideration to pre-merger BGC Partners or us, such as a trustee in bankruptcy, or Cantor or such other entity itself, as debtor-in-possession in a reorganization case under Title 11 of the U.S. Code, were to find that:

•

the separation or the merger, as the case may be (or any component transaction thereof), was undertaken for the purpose of hindering, delaying or defrauding creditors of Cantor or another entity by transferring consideration to pre-merger BGC Partners as part of the separation or us as part of the merger, as the case may be; or

•

Cantor or another entity transferring consideration to the BGC businesses as part of the separation or us as part of the merger received less than reasonably equivalent value or fair consideration in connection with the separation or the merger, as the case may be, and (1) any of Cantor or such other entity (as applicable) were insolvent immediately before, or were rendered insolvent by, the separation or the merger, as the case may be, (2) Cantor or such other entity (as applicable) immediately prior to, or as of the effective time of, the completion of the separation or the merger, as the case may be, and after giving effect thereto, intended or believed that it would be unable to pay its debts as they became due or (3) the capital of any of Cantor or such other entity (as applicable) immediately before, or at the effective time of, the completion of the separation or the merger, as the case may be, and after giving effect thereto, was inadequate to conduct its business;

then that court could determine that the separation or the merger, as the case may be (or any component transaction thereof), violated applicable provisions of the U.S. Bankruptcy Code or applicable non-bankruptcy fraudulent transfer or conveyance laws. This determination would permit unpaid creditors, the bankruptcy trustee or debtor-in-possession to rescind the separation or the merger, as the case may be (or component transaction thereof), to recover the consideration transferred or an amount equal to the value thereof from us, or to subordinate or render unenforceable the debt incurred in furtherance thereof, or to require us or the holder of such debt to fund liabilities for the benefit of creditors. Our equity holders and creditors held liable as a result of such a determination would be adversely affected to the extent each is required to surrender value to satisfy its liability.

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

Similar provisions would also apply in any other jurisdiction in which the separation and/or merger took effect.

If we were deemed an “investment company” under the Investment Company Act of 1940, as amended, as a result of our ownership of BGC U.S., BGC Global or BGC Holdings, applicable restrictions could make it impractical for us to continue our business as contemplated and could materially adversely affect our business, financial condition and results of operation.

If Cantor ceases to hold a majority of our voting power, Cantor’s interest in us could be deemed an investment security under the Investment Company Act of 1940, as amended, which we refer to as the “Investment Company Act.” If we were to cease participation in the management of BGC Holdings (or if BGC Holdings, in turn, was to cease participation in the management of BGC U.S. or BGC Global) or not be deemed to have a majority of the voting power of BGC Holdings (or if BGC Holdings, in turn, was deemed not to have a majority of the voting power of BGC U.S. or BGC Global), our interest in BGC Holdings or BGC U.S. or BGC Global could be deemed an “investment security” for purposes of the Investment Company Act. If BGC Holdings ceased to participate in the management of BGC U.S. or BGC Global or be deemed not to have a majority of the voting power of BGC U.S. or BGC Global, its interest in BGC U.S. or BGC Global could be deemed an “investment security” for purposes of the Investment Company Act. Generally, an entity is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. We are a holding company and hold BGC U.S. limited partnership interests, BGC Global limited partnership interests, the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC Holdings. A determination that we hold more than 40% of our assets in investment securities could result in us being an investment company under the Investment Company Act and becoming subject to registration and other requirements of the Investment Company Act.

The Investment Company Act and the rules thereunder contain detailed prescriptions for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, limit the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance requirements. If anything were to happen that would cause us, BGC Holdings or Cantor to be deemed to be an investment company under the Investment Company Act, the Investment Company Act would limit our or its capital structure, ability to transact business with affiliates (including Cantor, BGC Holdings or us, as the case may be) and ability to compensate key employees. Therefore, if Cantor, BGC Holdings or we became subject to the Investment Company Act, it could make it impractical to continue our business, impair agreements and arrangements, and the transactions contemplated by those agreements and arrangements, between and among us, BGC Holdings, BGC U.S., BGC Global and Cantor or any combination thereof and materially adversely affect our business, financial condition and results of operations.

Risks Related to our Relationship with Cantor and its Affiliates

We are controlled by Cantor, which has potential conflicts of interest with us and may exercise its control in a way that favors its interests to our detriment.

•	Cantor’s Control

Cantor effectively is able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of Class A common stock and Class B common stock or other securities. This control is subject to the approval of our independent directors on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us. Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:

•	potential acquisitions and dispositions of businesses;

•	the issuance or disposition of securities by us;

•	the election of new or additional directors to our board of directors;

•

the payment of dividends by us (if any), distribution of profits by BGC U.S., BGC Global and/or BGC Holdings and repurchases of shares of our common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers;

•	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities, including Cantor’s and our brokerage and financial services;

•	labor, tax, employee benefits, indemnification and other matters arising from the separation or the merger;

•	intellectual property matters;

•	business combinations involving us;

•	conflicts between our agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

•	competition between our and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses;

•	the nature, quality and pricing of administrative services to be provided by Cantor and/or Tower Bridge International Services, L.P., which we refer to as “Tower Bridge” and

•	provision of clearing capital and potential loans.

We also expect Cantor to manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of Class A common stock or Class B common stock, or securities convertible or exchangeable into shares of Class A common stock or Class B common stock, that would dilute the voting power in us of the holders of BGC Holdings exchangeable limited partnership interests.

In addition, Cantor has from time to time in the past considered possible strategic realignments of the business relationships that exist between and among Cantor and us and may do so in the future. Any future related party transaction or arrangement between Cantor and ourselves, until Cantor ceases to hold 5% of our voting power, is subject to the prior approval by a majority of our independent directors, but generally does not otherwise require the separate approval of our stockholders, and if such approval is required, Cantor will retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders.

In addition, the service of officers or partners of Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from Cantor, and its affiliates, could create conflicts of interest when we and those directors or officers are faced with decisions that could have different implications for us and Cantor. See “—Risks Related to our Business—Our ability to retain our key employees and the ability of certain key employees to devote adequate time to us are critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition and results of operations.”

Our agreements and other arrangements with Cantor may be amended upon agreement of the parties to those agreements upon approval of our audit committee. During the time that we are controlled by Cantor, Cantor may be able to require us to agree to amendments to these agreements. We may not be able to resolve any potential conflicts and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

•	Corporate Opportunities

In order to address potential conflicts of interest between Cantor and its representatives and us, our certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve Cantor and its representatives, and our powers, rights, duties and liabilities and those of our representatives in connection with our relationship with Cantor and its affiliates, officers, directors, general partners or employees. Our certificate of incorporation provides that no Cantor Company, as defined in our certificate of incorporation, or any of the representatives, as defined in our certificate of incorporation, of a Cantor Company will owe any fiduciary duty to, nor will any Cantor Company or any of their respective representatives be liable for breach of fiduciary duty to, us or any of our stockholders. The corporate opportunity policy that is included in our certificate of incorporation is designed to resolve potential conflicts of interest between us and Cantor and its representatives.

In addition, our certificate of incorporation provides that Cantor and its respective representatives will have no duty to refrain from:

•	engaging in the same or similar business activities or lines of business as us; or

•	doing business with any of our customers.

The BGC Holdings limited partnership agreement contains similar provisions with respect to BGC Partners and/or Cantor and their respective representatives, and the BGC U.S. and BGC Global limited partnership agreements contain similar provisions with respect to BGC Partners and/or BGC Holdings and their respective representatives.

If Cantor competes with us, it could materially harm our business operations.

Agreements between us and Cantor are between related parties and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties.

Our relationship with Cantor results in agreements with Cantor that are between related parties. As a result, the prices charged to us or by us for services provided under agreements with Cantor may be higher or lower than prices that may be charged by third parties and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties. For example, pursuant to the separation agreement, Cantor has a right, subject to certain conditions, to be our customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from BGCantor Market Data without any cost. Any future related party transactions or arrangements between us and Cantor, until Cantor ceases to hold 5% of our voting power, is subject to the prior approval by a majority of our independent directors, but generally does not otherwise require the separate approval of our stockholders, and if such approval were required, Cantor will retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders.

Risks Related to our Class A Common Stock and Our Structure

The market price of our Class A common stock may fluctuate significantly.

The market price of our Class A common stock has and may continue to fluctuate significantly from time to time as a result of many factors, including:

•	investors’ perceptions of our prospects;

•	investors’ perceptions of the prospects of the brokerage business and more broadly, the financial services industry;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	fluctuations in quarterly operating results;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	changes or trends in our industry, including price volatility, trading volumes, competitive or regulatory changes or changes in the brokerage business;

•	adverse resolution of new or pending litigation against us;

•	additions or departures of key personnel;

•	changes in general economic conditions; and

•	broad market fluctuations.

In particular, announcements of potentially adverse developments, such as proposed regulatory changes, new government investigations or the commencement or threat of litigation against us, as well as announced changes in our business plans or those of our competitors, could adversely affect the trading price of our stock, regardless of the likely outcome of those developments. Broad market and industry factors may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. Declines in the price of our Class A common stock may adversely affect our ability to recruit and retain key employees, including our working partners and other key professional employees.

The market price of our Class A common stock has fluctuated and the market price of our Class A common stock may fluctuate in the future. In addition, future sales of shares of Class A common stock could adversely affect the market price of our Class A common stock. BGC Partners stockholders, other than Cantor and its affiliates, could be diluted by such future sales and be further diluted upon exchange of BGC Holdings limited partnership interests into our common stock and upon issuance of additional BGC U.S. and BGC Global limited partnership interests to BGC Holdings as a result of future issuances of BGC Holdings limited partnership interests. We have also repurchased shares of our Class A common stock from time to time, and may cease doing so at any time.

The market price of our Class A common stock has fluctuated widely since eSpeed’s initial public offering in December 1999 and the market price of Class A common stock may fluctuate widely, depending upon many factors, including our actual results of operations and perceived prospects, the prospects of our competition and of the financial marketplaces in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, seasonality, changes in general valuations for companies in our business segment, changes in general economic or market conditions and broad market fluctuations.

Future sales of our shares also could adversely affect the market price of our common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances, third-party investments and private placements or otherwise, such as our public offering in June 2008, the market price of common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares could depress the market price of common stock.

We have registered under the U.S. Securities Act of 1933, as amended, which we refer to as the “Securities Act,” 30,430,000 shares of common stock, which are reserved for issuance upon exercise of options, restricted stock and other incentive compensation granted under our Long-Term Incentive Plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. We may in the future register additional shares of common stock under the Securities Act that become reserved for issuance under our Long-Term Incentive Plan. In addition, we have registered under the Securities Act 425,000 shares of common stock issuable under our stock purchase plan.

Cantor is permitted to exchange up to an aggregate of 20 million of its BGC Holdings limited partnership interests prior to March 31, 2009, the first anniversary of the completion of the separation, for shares of common stock in connection with a broad-based public offering, including all shares received upon such exchange, of common stock underwritten by a nationally recognized investment banking firm, and all of its BGC Holdings limited partnership interests after March 31, 2009, the first anniversary of the completion of the separation.

The BGC Holdings founding partner interests that Cantor has provided are exchangeable with us for Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), in accordance with the terms of the BGC Holdings limited partnership agreement, are as follows:

•

20% of the BGC Holdings founding partner interests held by each founding partner (other than Messrs. Amaitis and Lynn) became exchangeable upon the closing of the merger, with one-third of the shares receivable by such BGC Holdings founding partner upon a full exchange becoming saleable on each of the first, second and third anniversaries of the closing of the merger (subject to acceleration), subject to applicable law;

•

(1) 1,100,000 of the 3,160,215 BGC Holdings founding partner interests held by Mr. Amaitis at the closing of the merger became exchangeable upon the closing of the merger, (2) 40% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the second anniversary of the closing of the merger, (3) 60% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the third anniversary of the closing of the merger, (4) 80% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the fourth anniversary of the closing of the merger, and (5) 100% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the fifth anniversary of the closing of the merger (and any exchange of founding partner interests by Mr. Amaitis will be subject to the terms and conditions of the BGC Holdings limited partnership agreement and the Amaitis letter agreement), with the shares received by Mr. Amaitis upon exchange being immediately saleable, subject to applicable law; and

•

(1) 600,000 of the 2,515,898 BGC Holdings founding partner interests held by Mr. Lynn at the closing of the merger became exchangeable upon the closing of the merger, (2) 40% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the second anniversary of the closing of the merger, (3) 50% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the third anniversary of the closing of the merger, (4) 60% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the fourth anniversary of the closing of the merger, (5) 70% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the fifth anniversary of the closing of the merger, (6) 80% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the sixth anniversary of the closing of the merger, (7) 90% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the seventh anniversary of the closing of the merger, and (8) 100% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the eighth anniversary of the closing of the merger (and any exchange of founding partner interests by Mr. Lynn will be subject to the terms and conditions of the BGC Holdings limited partnership agreement and the Lynn letter agreement), with the shares received by Mr. Lynn upon exchange being immediately saleable, subject to applicable law.

Any working partner interests that are issued will not be exchangeable with us unless otherwise determined by us with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest. The shares ultimately issuable pursuant to the BGC Holdings REUs (if exchangeable) and the RSUs that were issued upon the closing of the merger and subsequently would be shares of common stock issued pursuant to our Long-Term Incentive Plan or similar plan.

In connection with the merger, 111,890,929 shares of common stock were reserved for issuance upon the exchange of the BGC Holdings exchangeable limited partnership interests, which are entitled to registration rights under the terms of a registration rights agreement with Cantor that we assumed as a part of the merger, which we refer to as the “separation registration rights agreement,” and BGC Holdings founding partner interests (if exchangeable) and BGC Holdings REUs (if exchangeable). In addition, shares of common stock issuable upon conversion of shares of Class B common stock held by Cantor are entitled to registration rights under a registration rights agreement entered into in connection with the formation of eSpeed, which we refer to as the “formation registration rights agreement.” In light of the number of shares of common stock issuable in connection with the full exchange of the BGC Holdings exchangeable limited partnership interests, BGC Holdings founding partner interests (if exchangeable), and BGC Holdings REUs (if exchangeable), the price of common stock may decrease and our ability to raise capital through the issuance of equity securities may be adversely impacted as these exchanges occur and transfer restrictions lapse.

In addition, the following table reflects the timetable for distributions by Cantor of shares of our common stock that it holds or will hold in respect of the distribution rights that Cantor provided to limited partners of Cantor, including to the founding partners, in connection with the separation and merger, assuming that such persons were entitled to accelerated distribution of the shares underlying such distribution rights. All of these shares of our common stock will be distributed by Cantor. Cantor expects to use shares of our Class A common stock received upon its conversion of Class B common stock, shares of our Class A common stock received upon exchange of BGC Holdings exchangeable limited partnership interests and purchases of shares of our Class A common stock in the open market to satisfy its distribution obligation under the distribution rights.

Anniversary of the merger (April 1, 2008)	Number of shares of our common stock that are required to be distributed by Cantor in respect of the distribution rights(1)
12 month	6,716,941
18 month	7,100,661
24 month	8,601,179
30 month	1,228,131
36 month	3,193,109

Total	26,840,021

(1)	As of September 30, 2008.

In addition to the table above, the managing general partner of Cantor will be able to grant earlier distribution of the shares in its discretion, as it did with respect to an additional 6,073,355 shares and 458,369 shares in connection with our public offering in June 2008 and stock repurchases by us in September 2008, respectively.

In addition, we have issued shares of our common stock, warrants and convertible preferred stock and granted registration rights in connection with certain of our strategic alliances.

As of September 30, 2008, during the current calendar year we have repurchased common stock for a total of $15.3 million. The 3,338,072 reacquired shares have been designated treasury shares and will be used for general corporate purposes. As of September 30, 2008, $42.9 million was remaining from the authorization of our board of directors and our audit committee to repurchase our Class A Common Stock, BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. We will consider making additional stock repurchases in 2008 and 2009, but may cease making repurchases at anytime.

Because our voting control is concentrated among the holders of Class B common stock, the market price of Class A common stock may be adversely affected by disparate voting rights.

As of September 30, 2008, Cantor beneficially owned 86.6% of our voting power. As long as Cantor beneficially owns a majority of our combined voting power, it will have the ability, without the consent of the public stockholders, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, such as when transferred to an entity controlled by Cantor or Howard W. Lutnick, the shares of Class B common stock issued to Cantor may be transferred without conversion to Class A common stock.

The holders of Class A common stock and Class B common stock have substantially identical rights, except that holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to 10 votes per share on all matters to be voted on by stockholders in general. These votes are controlled by Cantor and are not subject to conversion or termination by our board of directors or any committee thereof, or any other stockholder or third-party. This differential in the voting rights could adversely affect the market price of common stock.

We are a holding company, and accordingly we are dependent upon distributions from BGC U.S. and BGC Global to pay dividends, taxes and other expenses and to make repurchases.

We are a holding company with no independent means of generating revenues. Any dividends declared by us and all applicable taxes payable in respect of our net taxable income, if any, are paid from distributions to us from BGC U.S. and BGC Global. To the extent that we need funds to pay dividends or to pay taxes on our share of BGC U.S.’s and BGC Global’s net taxable income, or to repurchase shares of our common stock or BGC Holdings exchangeable limited partnership interests or if we need funds to pay dividends, make repurchases or for any other purpose, and either BGC U.S. or BGC Global is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition and results of operations and our ability to declare dividends. In addition, any unanticipated accounting or other charges against net income could adversely affect our ability to pay dividends, taxes and other expenses and to make repurchases.

We may not be able to pay dividends on our common stock.

We are a holding company with no direct operations and will be able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. and BGC Global. BGC U.S. and BGC Global intend to distribute to their limited partners, including us, on a pro rata and quarterly basis, cash that is not required to meet BGC U.S.’s and BGC Global’s anticipated business needs. As a result, BGC U.S.’s and BGC Global’s ability, and in turn our ability, to make any distributions will depend upon the continuing profitability and strategic and operating needs of our business, including various capital adequacy and clearing capital requirements promulgated by regulatory, banking and exchange authorities to which our subsidiaries are subject. We expect to pay not less than 75% of our post-tax distributable earnings per fully diluted share as cash dividends to all common stockholders, with the balance of such distributable earnings to be available to repurchase shares of our common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. Our board of directors and our audit committee have authorized repurchases of our common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor or our executive officers, at the volume weighted average price, to the extent available, of such securities on the date on which such purchase or repurchase is made, all of which is currently available. As of September 30, 2008, we have $42.9 million remaining under this stock repurchase authorization. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in BGC U.S.’s and BGC Global’s respective businesses, although we have no current plans to do so nor do we expect to so long as we maintain our current dividend policy. As a result, there can be no assurance that future dividends will be paid.

Delaware law and our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. Some provisions of the Delaware General Corporation Law, which we refer to as the “DGCL,” and our amended and restated certificate of incorporation, which we refer to as the “certificate of incorporation,” and amended and restated bylaws, which we refer to as the “bylaws,” could make the following more difficult:

•	acquisition of us by means of a tender offer;

•	acquisition of us by means of a proxy contest or otherwise; or

•	removal of our incumbent officers and directors.

These provisions, summarized below, are expected to discourage coercive takeover practices and inadequate takeover bids. These provisions are also designed to encourage persons seeking to acquire control of us to first negotiate with our board of directors. We believe that the benefits of increased protection give us the potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure us and outweigh the disadvantages of discouraging those proposals because negotiation of them could result in an improvement of their terms.

Our bylaws provide that special meetings of stockholders may be called only by the Chairman of our board of directors, or in the event the Chairman of our board of directors is unavailable, by any Co-Chief Executive Officer or by the holders of a majority of the voting power of our Class B common stock, which is held by Cantor and CFGM, the managing general partner of Cantor, an entity controlled by our Chairman and Co-Chief Executive Officer, Howard W. Lutnick. In addition, our certificate of incorporation permits us to issue “blank check” preferred stock.

Our bylaws require advance written notice prior to a meeting of stockholders of a proposal or director nomination which a stockholder desires to present at such a meeting, which generally must be received by our Secretary not later than 120 days prior to the first anniversary of the date of our proxy statement for the preceding year’s annual meeting. Our bylaws provide that all amendments to our bylaws must be approved by either the holders of a majority of the voting power of all outstanding capital stock entitled to vote or by a majority of our board of directors.

We are subject to Section 203 of the DGCL. In general, Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the date the person became an interested stockholder, unless the “business combination” or the transaction in which the person became an “interested stockholder” is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the “interested stockholder.” An “interested stockholder” is a person who, together with affiliates and associates, owns 15% or more of a corporation’s outstanding voting stock, or was the owner of 15% or more of a corporation’s outstanding voting stock at any time within the prior three years, other than “interested stockholders” prior to the time our common stock was quoted on the Nasdaq Global Market. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for the shares of our common stock held by stockholders.

In addition, our brokerage businesses are heavily regulated and some of our regulators require that they approve transactions which could result in a change of control, as defined by the then-applicable rules of our regulators. The requirement that this approval be obtained may prevent or delay transactions that would result in a change of control.

Further, our Long Term Incentive Plan contains provisions pursuant to which grants that are unexercisable or unvested may automatically become exercisable or vested as of the date immediately prior to certain change of control events. Additionally, change in control and employment agreements between us and our named executive officers also provide for payments in the event of certain change of control events.

The foregoing factors, as well as the significant common stock ownership by Cantor, could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

Delaware law may protect decisions of our board of directors that have a different effect on holders of Class A common stock and Class B common stock.

Stockholders may not be able to challenge decisions that have an adverse effect upon holders of Class A common stock if our board of directors acts in a disinterested, informed manner with respect to these decisions, in good faith and in the belief that it is acting in the best interests of our stockholders. Delaware law generally provides that a board of directors owes an equal duty to all stockholders, regardless of class or series, and does not have separate or additional duties to either group of stockholders, subject to applicable provisions set forth in a company’s charter.

If our dividend policy is materially different than the distribution policy of BGC Holdings, upon the exchange of any BGC Holdings limited partnership interests, such BGC Holdings limited partners could receive a disproportionate interest in the aggregate distributions by BGC U.S. and BGC Global that have not been distributed by us.

To the extent BGC Holdings distributes to its limited partners a greater share of income received from BGC U.S. and BGC Global than we distribute to our stockholders, then as founding/working partners, REU partners and/or Cantor exercise any exchange right to acquire Class A common stock or Class B common stock, as applicable, exchanging partners may receive a disproportionate interest in the aggregate distributions by BGC U.S. and BGC Global that have not been distributed by us. The reason is that the exchanging partner could receive both (1) the benefit of the distribution that have not been distributed by us from BGC U.S. and BGC Global to BGC Holdings (in the form of a distribution by BGC Holdings to its limited partners) and (2) the benefit of the distribution from BGC U.S. and BGC Global to us (in the form of a subsequent cash dividend, a greater percentage indirect interest in BGC U.S. and BGC Global following a repurchase by us or a greater value of assets following a purchase of assets with the cash that otherwise would be distributed to our stockholders). Consequently, if our dividend policy does not match the distribution policy of BGC Holdings, holders of Class A common stock and Class B common stock as of the date of an exchange could experience a reduction in their interest in the profits previously distributed by BGC U.S. and BGC Global that have not been distributed by us.

Our current dividend policy could result in distributions to our common stockholders that are different from the distributions made by BGC Holdings to its equity holders. Our previously described intention to match the distribution policy of BGC Holdings was superseded by a decision (which we announced on May 7, 2008) by our board of directors to provide for greater flexibility by our management.

The consolidated pro forma financial information we have previously filed may not permit you to predict the Company’s or the BGC Division’s costs of operations, and the estimates and assumptions used in preparing the consolidated pro forma financial information may be materially different from the Company’s or the BGC Division’s actual experience as a reorganized company and their actual results of operations could materially differ from any consolidated pro forma financial information provided.

In preparing consolidated pro forma financial information, we have made adjustments to the combined and consolidated financial information of the BGC Division and eSpeed to reflect the separation and the merger, based upon currently available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the transactions contemplated by the separation and the merger. The adjustments for the separation and merger include, among other items, a forgiveness of intercompany balances with Cantor; settlement of outstanding executive loans; the assumption of long-term debt; a calculation of distributions of net income to founding partners; a calculation of Cantor’s minority interest in the Company; a transfer of business lines between the Company and Cantor; a deduction and charge to earnings for estimated income taxes based on an estimated tax rate, estimated salaries, payroll taxes and benefits for founding/working partners; and an elimination of intercompany transactions between eSpeed and the BGC Division. These and other estimates and assumptions used in the calculation of the pro forma financial information may be materially different from the actual experience of the BGC Division as a separate, independent business from Cantor and the Company’s actual experience combining the historic operations of the BGC Division and eSpeed. The pro forma consolidated financial information does not purport to represent what the Company’s or BGC U.S.’s or BGC Global’s results of operations would actually have been had the BGC Division, the Company, BGC U.S. or BGC Global operated as a Company, with the BGC Division separated from Cantor, during the periods presented, nor does the pro forma consolidated information give effect to any events other than those discussed in the unaudited pro forma consolidated financial information and related notes. The pro forma consolidated financial information also does not purport to be indicative of results of operations as of any future date or future period. The Company’s actual results of operations could materially differ from the pro forma consolidated financial information.

In addition, because the BGC Division’s businesses, other than Euro Brokers, Aurel Leven, AS Menkul, BGC Shoken Kaisha Limited and Foreign Exchange Broker (Korea) Limited, have historically operated as entities treated as partnerships in the U.S., little or no taxes on profits in the U.S., other than New York City Unincorporated Business Tax, which we refer to as “UBT,” have been paid by us with respect to these businesses. As a result, the operating income for the BGC Division, other than those listed above, set forth in the combined financial statements does not reflect a provision for U.S. corporate federal, state or local income taxes.

Cantor’s businesses, including the BGC Division’s, also have been able to rely, to some degree, on the earnings, assets and cash flows of each other for capital and cash flow requirements. Accordingly, the combined results of operations and financial position of the BGC Division’s businesses are not necessarily indicative of our supplemental consolidated results of operations and financial position after completion of the separation. For additional information about the past financial performance and the basis of presentation of the supplemental consolidated financial statements, see “BGC Partners, Inc.’s Selected Supplemental Consolidated Financial Data,” “eSpeed’s Selected Consolidated Financial Data,” “BGC Division’s Selected Combined Financial Data,” the “BGC Partners, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations,” ”eSpeed’s Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the “BGC Partners, Inc.’s Supplemental Consolidated Financial Statements,” the “BGC Division’s Combined Financial Statements,” “eSpeed, Inc. and Subsidiaries’ Consolidated Financial Statements” and the accompanying notes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 22, 2008, the Company repurchased 1,261,491 shares of its Class A Common Stock at $4.00 per share, for an aggregate purchase price of approximately $5.0 million. The stock repurchase was pursuant to the Company’s previously announced stock repurchase program.

The 1,261,491 shares were purchased from partners of Cantor Fitzgerald, L.P. and BGC Holdings, L.P. as follows: (i) 198,487 shares were purchased from partners of Cantor, which partners had received distribution rights from Cantor in connection with the separation and merger of BGC Partners; (ii) 259,882 shares were purchased from founding partners of BGC Holdings, which shares were transferred to them pursuant to distribution rights from Cantor in connection with the separation and merger; and (iii) 803,122 shares were purchased from founding partners of BGC Partners and were issued upon exchange of exchangeable Founding Partner Units in BGC Holdings that such founding partners received in connection with the separation and merger.

In connection with the stock repurchase, Cantor agreed to accelerate the distribution of the distribution rights shares solely to permit such partners to sell such shares to BGC Partners. BGC Partners, as the general partner of BGC Holdings, further removed the contractual resale restrictions on the exchange shares solely to permit such founding partners to sell such shares to BGC Partners. BGC Partners’ issuance of the 803,122 shares of Class A Common Stock upon the exchange of the exchangeable Founding Partner Units was in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering. A similar issuance of shares by BGC Partners upon exchange of exchangeable Founding Partner Units was made in June of 2008 with respect to 467 shares issued to a founding partner.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
July 1, 2008 – July 31, 2008	—	$—	—	$58,202,695
August 1, 2008 – August 31, 2008	—	$—	—	$58,202,695
September 1, 2008 – September 30, 2008	3,163,072	$4.82	3,163,072	$42,950,645

In November 2008, certain partners of BGC Holdings, L.P., including Lee M. Amaitis, an executive officer of the Company, offered to donate shares of Class A Common Stock receivable pursuant to the separation and merger to The Cantor Relief Fund to cover the proceeds of Charity Day. The donation is intended to cover the approximately $6.4 million raised by employees of BGC Partners on its annual September 11, 2008 Charity Day and valued at the closing price of Class A Common Stock on November 5, 2008, would be approximately 1,893,492 shares. The shares, when donated, are expected to be sold from time to time by The Cantor Relief Fund in the future and proceeds will be donated to the various charities honored at Charity Day. The donations were approved by the BGC Partners Audit and Compensation Committees.

The shares are expected to include (i) shares donated by founding partners of BGC Holdings, which shares were transferred to them pursuant to distribution rights from Cantor in connection with the separation and merger; and (ii) shares donated by founding partners of BGC Holdings that were issued upon exchange of exchangeable Founding Partner Units in BGC Holdings that such founding partners received in connection with the separation and merger.

In connection with the charitable donation, Cantor agreed to accelerate the distribution of the distribution rights shares solely to permit such partners to donate such shares to The Cantor Relief Fund. BGC Partners, as the general partner of BGC Holdings, has further agreed to remove the contractual resale restrictions on the exchange shares solely to permit such founding partners to donate such shares to The Cantor Relief Fund. BGC

Partners’ issuance of the donated shares of Class A Common Stock upon the exchange of the exchangeable Founding Partner Units is expected to be in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, for transactions not involving a public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Clearing Services Agreement, dated May 6, 2006, Cantor Fitzgerald & Co. and BGC Financial, Inc.

10.2	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc.

10.3	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital

10.4	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008

10.5	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2008 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Co-Chief Executive Officer

/S/ ROBERT K. WEST
Name:	Robert K. West
Title:	Chief Financial Officer

Date: November 7, 2008

[Signature page to the Quarterly Report on Form 10-Q for the period ending September 30, 2008 dated November 7, 2008]

Exhibit Index

Exhibit No.	Description
10.1	Clearing Services Agreement, dated May 6, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc.

10.2	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc.

10.3	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital

10.4	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008

10.5	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002