Form 10-K
period 2008-12-31
BGC Partners, Inc.
filed 2009-03-16
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2008 as reported on NASDAQ, was approximately $624,782,213.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2009
Class A Common Stock, par value $0.01 per share	50,345,871 shares
Class B Common Stock, par value $0.01 per share	30,148,107 shares

DOCUMENTS INCORPORATED BY REFERENCE.

BGC Partners, Inc.

2008 FORM 10-K ANNUAL REPORT

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to:

•

our relationship with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”) and any related conflicts of interest, competition for and retention of brokers and other managers and key employees, reliance on Cantor for liquidity and capital, and other relationships;

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration, reduction of customers and consolidation;

•	liquidity, clearing capital requirements and the impact of recent credit market events;

•	market conditions, including trading volume and volatility, and further deterioration of the equity and debt capital markets;

•	economic or geopolitical conditions or uncertainties;

•	the extensive regulation of the Company’s businesses, changes in regulations relating to the financial services industry, and risks relating to compliance matters;

•	factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk, as well as counterparty failure;

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

•	the ability to hire new personnel;

•	the ability to expand the use of technology for our hybrid platform, including screen-assisted, voice-assisted and fully electronic trading;

•	effectively managing any growth that may be achieved;

•

financial reporting, accounting and internal control factors, including identification of any material weaknesses in our internal controls and our ability to prepare historical and pro forma financial statements and reports in a timely manner;

•	the effectiveness of risk management policies and procedures;

•

the ability to meet expectations with respect to payments of dividends, distributions and repurchases of our common stock or purchases of BGC Holdings, L.P. (“BGC Holdings”) limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, and our employees; and

•	the risks and other factors described herein under the heading “Item 1A—Risk Factors” in this 10-K and as amended from time to time in our quarterly reports on Form 10-Q.

The foregoing risks and uncertainties, as well as those risks discussed under the headings “Item 1A—Risk Factors”, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (the “SEC”), and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

WHERE YOU CAN FIND MORE INFORMATION

Our Internet website address is www.bgcpartners.com. Through our Internet website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our quarterly reports on Form 10-Q; our current reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D and 13G filed on behalf of Cantor, our directors and our executive officers; and amendments to those reports. In addition, our Internet website address is the primary location for press releases regarding our business, including our quarterly and year-end financials results.

PART I

ITEM 1.	BUSINESS

Throughout this document BGC Partners, Inc. is referred to as “BGC” and, together with its subsidiaries, as the “Company”, “we”, “us” or “our.”

Our Business

BGC Partners is a leading global inter-dealer broker specializing in the brokering of OTC financial instruments and related derivative products. We provide a full range of hybrid execution and other brokerage services to many of the world’s largest and most creditworthy banks, broker-dealers, investment banks and investment firms for a broad range of financial products globally. Through our eSpeed and BGCantor Market Data brands, we also offer financial technology solutions, market data, and analytics related to select financial instruments and markets.

Our brokerage services include execution, clearing, processing and other back office services. Our integrated platform is designed to provide flexibility to our customers with regard to price discovery, execution and processing of transactions. Our hybrid platform allows us to participate in markets and generate revenues, regardless of whether a market is voice-brokered or electronic in nature. Our brokerage services cover a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments.

We have offices in New York and London, as well as in Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Nyon, Paris, Seoul, Singapore, Sydney, Tokyo and Toronto. As of December 31, 2008, we had 1,289 brokers across 150 desks (up from 483 brokers across 58 desks in October 2004). In 2008, we processed approximately 11.1 million transactions, totaling more than $121 trillion of notional transactional volume on our hybrid and fully electronic platforms.

History

Our voice brokerage business originates from one of the oldest and most established inter-dealer franchises in the financial intermediary industry. Cantor started our inter-dealer brokerage operations in the early 1970s. In August 2004, Cantor announced the restructuring of these operations, renaming it “BGC,” in honor of B. Gerald Cantor, Cantor’s co-founder and a pioneer in screen brokerage services and fixed income market data products.

eSpeed commenced operations in March 1999 as a division of Cantor Fitzgerald Securities, a subsidiary of Cantor. eSpeed, Inc. became a publicly traded company in December 1999 with a listing on NASDAQ, while Cantor maintained a controlling stake. eSpeed is a leader in developing and deploying electronic marketplaces for some of the largest financial markets in the world. eSpeed is an innovator in its core electronic marketplaces, the government bond markets of the world.

After September 11, 2001, and the loss of a majority of its U.S.-based employees, Cantor’s brokerage business operated primarily in Europe until May 2005. In May 2005, we acquired Euro Brokers, a U.S. and international inter-dealer brokerage firm, and have since acquired a number of other entities across the globe to strengthen and expand our business, including:

•	ETC Pollack, an inter-dealer broker in Paris, in September 2005;

•	Aurel Leven, an independent inter-dealer broker in France, active in the equities, equity derivatives and fixed income markets, in November 2006;

•	AS Menkul, an established broker in Turkey, in December 2006;

•	Marex Financial’s emerging markets equity derivatives business, in August 2007;

•	Radix, an OTC energy broker based in Singapore, in March 2008;

•

In December 2007, we and 11 other leading financial institutions announced the establishment of a fully electronic futures exchange. BGC Partners, through a subsidiary, holds approximately a 25% interest in the exchange’s operating limited partnership, ELX Futures, L.P., and its holding company general partner, ELX Futures Holdings LLC (together “ELX”). Affiliates of Bank of America/Merrill Lynch, Barclays Capital, Citadel, Citigroup, Credit Suisse, Deutsche Bank Securities, GETCO, JPMorgan, PEAK6, and The Royal Bank of Scotland also hold a minority interest in each such entity;

•

On April 1, 2008, we completed the merger of BGC Partners with and into eSpeed. We believe this combination positions us as one of the few inter-dealer brokers to provide integrated voice and fully electronic services, which we refer to as “hybrid,” execution. Prior to the merger, BGC Partners and eSpeed had a relationship through the Joint Services Agreement (“JSA”) under which revenue for certain services was shared. We believe that the merger will help us drive efficiencies and align the interests of both firms so that we can better focus eSpeed’s technology on supporting BGC Partners’ brokerage services;

•

In August 2008, BGC entered into a purchase agreement to acquire Liquidez Distribuidora de Titulos e Valores Mobiliarios Ltda. (“Liquidez”), a Brazilian financial institution and interdealer broker with offices in Sao Paulo and Rio de Janeiro, for approximately $15 million. This acquisition would enable BGC to enter the Brazilian economy, which is fast becoming one of the world’s major economies, and would provide a platform for further expansion in Brazil and Latin America. The purchase transaction is subject to the approval of the Central Bank of Brazil (“Central Bank”), CMN and the President of the Federative Republic of Brazil. The application for approval, which includes a business plan, was submitted to the Central Bank on November 28, 2008 and is pending approval. The parties are currently discussing certain amendments to the financial terms of the purchase agreement. We expect that the closing of the transaction, if any, would be in the first half of 2009; and

•

In March 2009, we announced that we were granted preliminary approval by the China Banking Regulatory Commission (“CBRC”) to establish a money broking joint venture company with China Credit Trust Co., Ltd. (“CCT”). The joint venture, named China Credit BGC Money Broking Company Limited, will seek final approval later in the year. China Credit BGC will be based in Beijing, China and will be the first broking company of its kind to operate in that city as part of a Chinese government pilot program. Subject to final approval, China Credit BGC plans to provide domestic and international broking services for foreign exchange, bond, money market, and derivatives products. The Company will hold a 33% stake in China Credit BGC, which is the highest percentage shareholding currently permitted to be held by a foreign investor in a Chinese money broker at the present time.

Overview of our Products and Services

Inter-Dealer Brokerage

We are focused on serving three principal brokerage markets:

•	traditional, liquid brokerage markets, such as government bonds;

•	high growth, high margin, and often illiquid markets, such as credit default swaps and equity derivatives; and

•	targeted local markets throughout the world, such as fixed-income and equities in France.

We believe that the strong long-term growth prospects for these markets, combined with our continued addition of brokers in other markets where we are currently strengthening our position and building scale, provides us with significant opportunities to increase revenues. We also plan to expand into additional product categories and seek to grow our market share in illiquid markets. Due to the complexity of newer and illiquid markets, customers are generally willing to pay a brokerage commission for liquidity and for the ability of experienced brokerage professionals to provide market intelligence and create structuring solutions.

We provide electronic marketplaces in several financial markets through our eSpeed- and BGC Trader- branded trading platform. These electronic marketplaces include government bond markets (U.S. Treasury securities, European government bonds, and Canadian government securities) foreign exchange options, and European credit default swaps. We believe that eSpeed/BGC Trader is a comprehensive trading platform providing volume, access, speed of execution and ease of use. Our trading platform establishes a direct link between our brokers and customers and occupies valuable real estate on traders’ desktop, which is difficult to replicate. We believe that we can leverage our platform to offer fully electronic trading as additional products transition from voice to electronic execution.

We have leveraged our hybrid platform to provide real-time product and pricing information through our BGC Trader application. We also provide straight-through processing to our customers for selected products. Our end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems. Customers can access our trading application through our privately managed global high speed data network, over the internet, or third party communication networks.

The following table identifies the key securities and financial products which we broker:

Products	Description
Agency Bonds	Securities issued or pooled, serviced and, sometimes, guaranteed by government agencies or quasi-governmental agencies to finance their activities (e.g., credit support of home mortgages). Examples of such agencies include the Government National Mortgage Association, the Federal National Mortgage Association and Freddie Mac.

Asset-Backed	Securities that represent either an ownership claim in a pool of securities or an obligation that is secured by a pool of securities where these securities are collateralized by hard assets such as automobile loans or credit card receivables.

Asset Swaps	An exchange of two assets. Asset swaps are done most often in order to achieve a more favorable payment stream and typically involve debt obligations.

Basis Swaps	An exchange of cash flows based on the difference between the cash price and the futures price of a given commodity.

Commodity Futures Contract	An agreement to buy or sell a set amount of a commodity at a predetermined price and date. Buyers often use these to avoid the risks associated with the price fluctuations of the product or raw material, while sellers try to lock in a price for their products.

Commodity Swap	A swap where exchanged cash flows are dependent on the price of an underlying commodity. This is usually used to hedge against the price of a commodity.

Convertible Bonds	Debt obligations that can be converted into shares of stock in the issuing company, usually at some pre-announced ratio.

Corporate Bonds	Debt obligations issued by private corporations (includes high yield bonds and convertible bonds).

Credit Derivatives	Contractual agreements entered into between two counterparties under which each agrees that one party will make payment to another party if the underlying security or bond defaults for an agreed upon period based on a notional amount of principal.

Emerging Market Bonds	Securities issued by governments and other issuers (including supranational and corporate bonds) in countries with developing economies.

Products	Description
Energy Derivatives	Derivative instrument in which the underlying asset is based on energy products such as crude oil, natural gas and electricity, which trade either on an exchange or over-the-counter. Energy derivatives can be options, futures or swap agreements, among others. The value of a derivative will vary based on the changes of the price of the underlying asset.

Equity Derivatives	A class of financial instruments whose value is at least partly derived from one or more underlying equity securities. Market participants generally trade equity derivatives in order to transfer or transform certain risks associated with the underlying securities.

Equity Index Futures	Instruments that call for the delivery of the cash equivalent of a stock index at a specific delivery (or maturity) date for an agreed upon price (the future price) to be paid at contract maturity.

Eurobonds	Securities syndicated and sold internationally that may be issued in a currency other than that of the country of the issuer.

Floating Rate Notes	Debt obligations that have a variable coupon equal to a money market reference rate, like LIBOR or the federal funds rate, plus a spread. The spread generally remains constant and the market reference rate fluctuates.

Foreign Exchange Futures	Instruments that call for the delivery of foreign currency at a specific delivery (or maturity) date for an agreed upon price (the future price) to be paid at contract maturity.

Foreign Exchange Swap/Forwards	A foreign exchange swap is an agreement between two parties to exchange a given amount of one currency for another and, after a specified period of time, to give back the original amounts swapped. The obligation to close the swap is a forward contract.

Global Repurchase Agreements and Reverse Repurchase Agreements	Short-term sales/purchases of securities with a promise to repurchase/sell back the securities at a higher price. Repurchase agreements and reverse repurchase agreements are typically overnight transactions although many transactions are for periods up to one year. These agreements are the preferred method of financing government bonds and agency bonds and investing cash (with government bonds and agency bonds as collateral) that are used by banks and investment banks.

Government Bonds	Debt obligations issued and backed by the issuing government (i.e., issued in the country’s own currency). Examples include U.S. Treasury bonds, German Bunds, and U.K. Gilts.

High Yield Bonds	Debt obligations that are rated below investment grade on their date of issuance.

Inflation Swaps	Contractual agreements entered into between two counterparties under which one agrees to pay amounts against an underlying interest rate benchmark and the other pays an amount linked to an inflation index, like the Consumer Price Index, for an agreed upon period based on a notional amount of principal.

Interest Rate Futures	Instruments that call for the delivery of interest-bearing securities or interest rate products or their cash equivalent at a specific delivery (or maturity) date for an agreed upon price (the future price) to be paid at contract maturity.

Interest Rate Swaps	Contractual agreements entered into between two counterparties under which each party agrees to make periodic payments to each other for an agreed upon period based on a notional amount of principal and an underlying interest rate benchmark.

Products	Description
Money Market Products	Full range of interest-bearing, short-term investments with maturities of less than one year, including certificates of deposit and commercial paper.

Mortgage-Backed	Securities that represent either an ownership claim in a pool of mortgages or an obligation that is secured by a pool of mortgages. For example, the Government National Mortgage Association and the Federal National Mortgage Association issue such securities.

Off-The-Run U.S. Treasury Securities	Treasury bonds and notes that were formerly on-the-run benchmarks but have been supplanted by more recently issued securities. When a new on-the-run benchmark is issued, the current on-the-run becomes an off-the-run.

Options on Equity Products (a common type of equity derivative)	Contractual obligations that give the holder the right to buy or sell the cash equivalent of a single equity share or equity index, like the Standard & Poor’s 500, at a specified exercise price on or before a specified expiration date. An investor also can buy or sell an option on an equity future or an equity index future.

Options on Foreign Exchange Products	Contractual obligations that give the holder the right to buy or sell a quantity of a foreign currency for a specific amount of domestic currency at a specified exercise price on or before a specified expiration date.

Options on Interest Rate Products	Contractual obligations that give the holder the right to buy or sell interest-bearing debt, such as Treasury notes, at a specified exercise price on or before a specified expiration date (includes bond options).

Sovereign Bonds	Debt obligations issued by a national government.

Supranational Bonds	Debt obligations issued and backed by supranational agencies such as the World Bank or the European Union.

U.S. Treasury Spreads	Financial products (e.g., interest rate swaps) that trade in relation to U.S. Treasury on-the-run benchmarks, the most recently issued Treasury securities that are the standard trading instruments in the bond market. A Treasury spread is derived from the price or yield difference between the financial product being traded and the benchmark.

U.S. Treasury Inflation Protection Securities	Debt issued by the U.S. Treasury that offer protection against inflation because their principal and interest payments are linked to inflation.

When-Issued U.S. Treasury Securities	New issues that will be created through the auction process and will become the new on-the-run benchmarks. A when-issued instrument has been authorized and may be traded although it has not yet been issued.

Market Data

We also provide our proprietary market data to our customers. BGCantor Market Data is the exclusive source of real-time proprietary pricing and other data we derive for certain U.S. and European securities and derivatives. BGCantor Market Data develops and markets real-time, indicative and historical fixed income, foreign exchange and derivative market data services based on price data from us.

Our G3 product provides real-time graphs of relevant data with respect to the U.S. Treasury cash and futures markets. Distribution channels include Bloomberg, Reuters, CQG, DTN, and eSignal, in addition to direct distribution. Products include data on interest rate swaps, options, U.S. Treasuries, European governmental bonds, credit default swaps, and foreign exchange. We also offer customized and packaged data solutions to meet specific clients’ needs.

Software Solutions

Through our Software Solutions business, we provide customized screen-based market solutions to both related and unrelated parties. Using Software Solutions, our clients are able to develop a marketplace, trade with their customers, issue debt, trade odd lots, access program trading interfaces and access our network and our intellectual property. We can add advanced functionality to enable our customers to distribute branded products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network. Through our Kleos Managed Services business, we provide system co-location service to a number of financial firms.

We have signed Software Solutions agreements with a number of U.S. and international enterprises, including the following:

•

For the World Bank, our trading engine and network connect the World Bank to its dealer customers anonymously through our Internet-based, real-time auction platform. This system was released in June 2003 and has handled over $20 billion of the World Bank’s interest rate swap volume as of December 31, 2008.

•

The Federal Home Loan Bank is a U.S. government-sponsored enterprise and one of the largest issuers in the global short-term securities market. Our electronic auction-based technology has powered The Federal Home Loan Bank’s primary discount note auctions since August 2002.

We also use our technology to offer services such as automated spreading through our eSpeed network front-end trading software.

Our Software Solutions business provides the technology infrastructure for the transactional and technology related elements of Freedom International Brokerage Company’s (“Freedom”) marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace and will provide software development, software maintenance, customer support, infrastructure, and internal technology services to support ELX’s electronic trading platform.

Aqua Business

In October 2007, we spun off our former eSpeed Equities Direct business to form Aqua, a business owned 51% by Cantor and 49% by BGC Partners, Inc. Aqua’s purpose is to bring new block trading liquidity to the global equities markets. At that time, FINRA provided approval for Aqua to operate as an Alternative Trading System and to provide Direct Market Access for institutional block equity buy-side and sell-side firms.

Industry Overview

Wholesale market participants and institutions, such as major banks, investment banks and broker-dealer firms, continue to look to marketplace firms that are able to meet the bulk of their outside trading needs in a broad range of products across geographies. These wholesale market participants continue to display a willingness to pay brokerage commissions to inter-dealer brokers who are able to provide timely and valuable pricing information, strong execution capabilities and the liquidity necessary for such market participants to execute their desired transactions.

Derivatives are increasingly being used to manage risk or to take advantage of the anticipated direction of a market by allowing holders to guard against gains or declines in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by large corporate and sovereign debtors and changes in the prices of commodity products. Demand from financial institutions, financial services intermediaries and large corporations have increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for inter-dealer brokers such as us.

According to the Bank for International Settlements, which we refer to as the “BIS,” the underlying OTC and exchange-traded derivative markets traditionally served by inter-dealer brokers have experienced compound annual growth rates, which we refer to as “CAGR,” of approximately 27.4% and 21.1%, respectively, based on notional amounts outstanding from December 31, 2002 through June 30, 2008.

According to the BIS, as of June 30, 2008, the notional amounts outstanding for all OTC derivatives was $683.7 trillion, up 32.4% compared to $516.4 trillion in June 2007 and 382.6% from $141.7 trillion in December 2002, while the notional amounts outstanding for all exchange traded derivatives was $82.8 trillion on June 30, 2008, up 4.7% from $79.0 trillion on June 30, 2007 and up 247.3% from $23.8 trillion on December 31, 2002.

In “liquid” financial markets, the presence of a large number of market participants and facilitators of liquidity and the availability of pricing reference data and standardized terms allow market participants to trade financial instruments quickly and with minimal price disturbance. In these markets, there is substantial competition, efficient execution and high trading volume. While most of the liquid markets are found on listed exchanges, several liquid products continue to be traded OTC, including U.S. Treasuries and foreign exchange. The primary liquidity provider for such OTC markets is the inter-dealer broker, who acts as an intermediary between major market participants to facilitate transactions.

To the extent the trading of a financial instrument requires customization, the relevant market tends to be more illiquid. Illiquid markets generally have fewer market participants, less price transparency, higher spreads and lower trading volumes. Complex financial instruments that are traded OTC tend to be illiquid and are traded primarily by more sophisticated buyers and sellers. Inter-dealer brokers facilitate trading in less liquid markets by providing price discovery, preserving anonymity in matched principal trades, matching buyers and sellers on a name give-up basis in agency transactions and providing market intelligence to their customers. “Name give-up” transactions refer to those transactions where the inter-dealer broker acts as an agent and the identity of the two counterparties is disclosed once the trade is completed as opposed to “matched principal” trades where anonymity is preserved even after the transaction is completed. In both agency and matched principal transactions, customers decide to execute a trade and inter-dealer brokers effectively source the counterparties for those trades. Inter-dealer brokers are particularly helpful in facilitating large or non-standardized transactions due to their in-depth market knowledge and access to potential counterparties.

An illiquid market for a financial instrument may evolve over a period of time into a more liquid one, creating new market opportunities for all participants; however, the evolution of a relatively illiquid market for a financial instrument to a more liquid market is not necessarily inevitable. If a market for a particular financial instrument develops and matures, more buyers and sellers may enter the market, resulting in more transactions (greater liquidity) and increased pricing information. As the market for an illiquid financial instrument evolves into a more liquid market, the characteristics of trading, the preferred mode of execution and the size of commissions that market participants pay and, more specifically, inter-dealer brokers charge, may change. In some instances, pure voice execution may be replaced by “hybrid” execution services. Hybrid models satisfy customer preferences to trade on a voice, screen-assisted, voice-assisted or, where available, fully electronic basis.

For more liquid markets, such as certain U.S. Treasury and cash foreign exchange products, electronic marketplaces have emerged as the primary means of conducting transactions and creating markets. In an electronic marketplace, substantially all of the participants’ actions are facilitated through an electronic medium, such as a private electronic network or over the Internet, which reduces the need for actual face-to-face or voice-to-voice participant interaction to those functions where people provide the greatest value. For many market participants, the establishment of electronic marketplaces has created access to new opportunities, while increasing trading profits, investment returns and market volumes, all while making possible the creation of new financial products and strategies that have further contributed to increased market volumes. These increased trading volumes have in turn driven increased demand for newer, ever-more sophisticated financial technology products.

Most large exchanges worldwide, including certain exchanges in the U.S., France, Canada, Germany, Japan, Sweden, Switzerland and the U.K., are now partially or completely electronic. Additionally, even in markets for less commoditized products where customers place orders through a voice-broker who implements a transaction electronically, the customers of inter-dealer brokers may benefit from liquidity, pricing, robust interactive trading, post-trade processing and other technology services. Further, we believe that market participants will seek to outsource customized solutions for the electronic distribution of their products to avoid the difficulty and cost of developing and maintaining their own electronic solutions, and to improve the quality and reliability of these solutions.

While some products may evolve from illiquid markets to liquid markets, new products are continually being developed. Historically, as markets evolve and participants look to separate or isolate risks, certain products will tend to exhibit correlations and pricing relationships leading to the development of new derivative products.

The chart below presents the growth of OTC and exchange-traded markets from December 31, 2002 to June 30, 2008.

Source: The BIS, except for CDS—source: International Swaps and Derivatives Association.

Over the last five and a half years, all of the above market categories have experienced significant growth, with five out of seven of the above categories experiencing compound annual growth in excess of 30%. We believe that much of this growth has been, and in many cases over the long term will continue to be, driven by the following trends:

•

increasing volatility in commodity, currency, interest rate, equity and credit markets has led to continued demand for hedging and risk mitigation by market participants, which, in turn, has led to growth in commodity, equity, interest rate and credit derivatives and currency options markets;

•

increased allocation of capital for trading and position-taking by banks and hedge funds and the search for yield among global investors led to growth in structured credit and equity products, thereby creating and reinforcing the need for efficient execution. Although recent statements by banks and industry analysts suggest this growth may have slowed dramatically in more recent months, we do not yet know the extent to which this slowing is due to cyclical as opposed to secular trends;

•

with yields at historical lows, many industrialized countries, including the United States, France, Germany and Italy, have increased their issuance of sovereign debt, taking advantage of low interest rates to help finance growing budget deficits. Because G-20 governments continue to fund financial system rescues and fiscal stimulus packages in order to deal with the global recession, we expect such sovereign debt issuances to increase dramatically through 2009;

•

strong gross domestic product growth from 2001 through 2008 in key emerging market countries, such as China and India, led to increased demand for basic commodities such as copper, platinum, crude oil, gas and natural gas. While the recent slowdown in the global economy has recently lowered aggregate demand for commodities globally, volatility in these markets remains high by historical standards, all of which has led to higher demand for hedging instruments such as energy and commodity futures and derivatives; and

•

the continued liberalization of emerging markets, increases in global cross-border trading in goods and services, and the opening and growth of local currency and fixed income markets have led to increased global demand for currency and fixed income hedging instruments as global trade continues to expand.

We have seen levels of volume and volatility in the markets in which we transact increase by varying amounts above their historical averages during the period from July 2007 through May 2008, although after June 1, 2008, we believe that the volumes and volatility of certain markets have exhibited signs of slowing down from previous highs. This reflects the general deceleration of growth experienced in the global rates, credit, and equity markets as subprime mortgage and housing market concerns spread to the broader markets; as investors responded to the Federal Reserve and other central banks lowering key lending rates unexpectedly and by a larger than anticipated amounts; as credit spreads continue to widen; and as hedge funds, proprietary trading operation of banks, and other market players respond to uncertainly in capital markets by curtailing trading in all but the most riskless of asset classes. We cannot predict how long these particular market conditions will last.

As some of our largest customers reduce their staffing levels in many of the markets in which we operate, full-service inter-dealer brokers may see increased opportunity to be the outsourced provider of market intelligence, operational expertise and liquidity to help our clients as these seek to operate in the current uncertain economic climate.

Our Market Opportunity

We believe the financial markets in which we operate present us with the following opportunities to provide value to our customers as an inter-dealer broker, marketplace developer, technology provider and market data supplier:

Increasing Use of Hedging and Risk Management. Inter-dealer brokers work with market participants who trade financial products to hedge risks associated with interest rate movements, equity ownership, fluctuations in the value of foreign currency, credit defaults by large corporate and sovereign debtors and volatility in the commodity markets. These hedging activities account for a growing proportion of the daily trading volume in derivative products. We believe that increasingly broadening familiarity with derivative products and the growing need for hedging and risk management will continue to drive higher trading volumes in financial products we broker including interest rate derivatives, credit derivatives, foreign exchange and listed futures products.

Introduction of New Products. As market participants and their customers strive to mitigate risk, new types of securities and derivatives are introduced which are not immediately ready for more liquid and standardized electronic markets. As these require broker-assisted execution, we believe that these new products provide opportunities for inter-dealer brokers to expand their trading volumes and create product niches. We believe that these products generally have higher commissions than more liquid instruments.

Growth in Algorithmic and Computerized Trading. In recent years, computerized trading has seen tremendous growth spurred by increasing liquidity and lower operating costs. As our customers increase their use of computerized trading, volumes should rise on our electronic platform.

Market Demand for Global Execution and Presence. We believe that the continuing globalization of trading and the liberalization of capital markets are propelling growth in trading volumes in products across the globe. In addition, we believe that economic growth in emerging markets such as China and India is fueling demand for inter-dealer brokered currency and fixed income and commodity hedging for customers across the globe. These factors and others are driving the demand for brokerage services in new markets. We believe our presence in multiple financial centers across the globe positions us to capitalize on such demand. We believe our recent acquisitions in France, Turkey and Asia further enhance our market positions.

Market Demand for Superior Execution. Inter-dealer brokers act as important price discovery agents and valuable liquidity providers in both liquid and illiquid markets. The presence of a broker provides customers with market intelligence and aids in the execution process. The flow of information inter-dealer brokers provide to market participants is critical, enhancing liquidity and resulting in improved prices. Furthermore, the combination of hybrid execution with straight-through processing has significantly improved confirmation and settlement processes and has resulted in cost savings for customers. Hence, we expect to see continued demand in the wholesale markets for inter-dealer brokers due to their ability to provide price discovery, liquidity and superior execution.

Desire for Anonymity. Leading financial market participants frequently seek to trade anonymously to reduce market impacts. We expect to see an increasing demand for inter-dealer brokers to provide trade anonymity.

Increasing Demand for Market Data. Demand for reliable, real-time market data is growing as new financial products are introduced and trading volumes increase.

Our Competitive Strengths

We believe that the following principal competitive strengths will help us enhance our position as a leading global inter-dealer broker:

We are a Leading Inter-Dealer Broker with Specific Strengths in Key Markets. BGC Partners and its predecessor firms have provided brokerage services for more than 30 years. We have displayed leadership in a multitude of markets globally, including the markets for certain interest rate derivatives, foreign exchange and credit products, and have been recognized within the industry, including by Risk magazine, for our strong presence in interest rate products, including interest rate swaptions, exotic interest rate products, interest rate caps/floors, interest rate swaps and repurchase agreements, including U.S. Treasuries. Over the past couple of years, Asia Risk magazine has named BGC Partners as a leading broker in numerous product categories, including interest rate swaps, currency derivatives, equity derivatives and credit derivatives. The Risk and Asia Risk magazine rankings are based on an annual survey of broker-dealers in the various markets covered by such magazines. We believe the leadership position that we have in these markets and our access to a broad customer base help us to locate the best price and to deliver the best execution for our customers, in both liquid and illiquid markets.

We Have Strong Core Relationships. We believe that our long-standing relationships with some of the world’s largest financial institutions enhance our role as a liquidity provider. These relationships provide access to significant pools of liquidity which is a key component of attracting new customers and enhancing our role as a provider of liquidity, price discovery and efficient execution. These strong relationships also allow us to participate in growth opportunities as these institutions begin to use newer products for risk management and trading. In addition, we believe these relationships allow us to sell our current and new products to our customers.

We Have a Full Scale, Hybrid Brokerage Platform. Our hybrid platform allows our customers to trade on a voice, screen-assisted, voice-assisted or fully electronic basis, regardless of whether the trade is OTC or exchange-based, and to benefit from the experience and market intelligence of our worldwide brokerage network.

We Have Proprietary Technology. Since 1999, we have heavily invested in creating and maintaining our infrastructure, technology, and innovations in multiple markets. We believe our technology gives us an advantage over other competitors who more often depend on third party vendors to support their functionality. Also, as a result of our merger, our technology capabilities are more closely aligned with our brokerage efforts and will be focused on new and emerging screen based market solutions to support our brokers. Finally, our technology, unlike that of many of our competitors, is almost exclusively designed and developed in-house.

We Provide Quality Software, Market Data and Analytics Products. Our leading position and liquidity in brokerage markets allow us to provide our customers with high quality, market data and analytics products. In addition, our proprietary eSpeed branded software leverages our global infrastructure, software and systems, portfolio of intellectual property and electronic trading expertise to provide customers with electronic marketplaces, exchanges and real-time auctions to enhance securities issuance and to customize trading interfaces. Our ability to offer these products not only helps support our leadership position in several key markets but also provides us with a stable source of non-brokerage revenues.

We Have Demonstrated the Ability to Identify, Recruit and Retain Key Talent. In August 2004, when Cantor announced the restructuring of its inter-dealer brokerage business, we employed approximately 525 brokers. As of December 31, 2008, we had 1,289 brokers across over 150 desks. In a competitive environment, we have demonstrated our ability to successfully develop, attract and retain leading brokers, including through acquisitions of new businesses, in order to expand and enhance our brokerage staff. We believe that our ability to attract talent across the globe will enable us to grow our business and provide our customers with trading execution that is superior to that provided by many of our competitors.

Our Partnership Structure Creates Long-Term Incentives. Our partnership structure is one of the unique strengths of our business. We believe that it provides long-term incentives and is an effective tool in recruiting, motivating and retaining our key employees. Key professionals who are invited to be partners are generally required to make a capital contribution to establish their partnership account. As of the December 31, 2008, BGC Partners had approximately 400 founding and working partners. We believe that the ability to participate in the ongoing success of the enterprise acts as a strong motivator for brokers to perform and aligns their interests with stockholders.

We Have a Proven Acquisition Track Record. The merger of eSpeed and BGC Partners was completed on April 1, 2008. In August 2008, we announced our expected acquisition of Liquidez Distribuidora de Titulos e Valores Mobiliarios Ltda, a Brazilian financial institution and interdealer broker. In March 2008, we acquired Radix, an energy broker based in Singapore. In August 2007, we acquired the emerging markets equities derivatives business of Marex Financial. In December 2006, we acquired AS Menkul, an established broker in Turkey, and, in November 2006, we acquired Aurel Leven, an independent inter-dealer broker in France, active in the equities, equity derivatives and fixed income markets. Finally, in 2005, we acquired Euro Brokers and ETC Pollak, and have integrated these established brokerage companies into our business. These acquisitions allowed us to expand our broker headcount, product offerings, technology capabilities and geographic footprint. They also gave us additional scale to help us compete effectively in a number of products, including U.S. Treasuries, U.S. securities repurchase agreements, U.S. agencies, Eurobonds, interest rate options/swaps, cash markets, emerging market CDS, and commodities. We believe that this ability to successfully identify, acquire and integrate high quality brokerage companies will provide us with the opportunity to strengthen and enhance our franchise and to continue the rebuilding of our U.S. business and expand in local markets around the world.

We Have Experienced Senior Management. We are led by a core senior management team, each of whom has over 20 years of experience in the inter-dealer broker markets. Mr. Lutnick, who serves as our Chairman and Chief Executive Officer, guided the BGC Division, eSpeed, and Cantor through the aftermath of the events of September 11, 2001, and was instrumental in the initial public offering of eSpeed in 1999. Mr. Lynn, our President, and other members of our management team have presided over the addition of hundreds of new brokers and the expansion and growth of our business in the United States, Europe and Asia. Our senior management team is supported by a highly experienced and qualified team of managers. We believe that our experienced senior management team gives us a competitive advantage in executing our business strategy.

Our Strategy

We seek to enhance our position as a leading global inter-dealer broker by increasing our market share in existing markets and expanding into new markets. We intend to achieve this goal by employing the following strategies:

Strengthen our Leading Positions in Targeted Traditional, Liquid Markets. We intend to strengthen our position as a leading provider of inter-dealer brokerage services, technology infrastructure and market data products in the markets in which we focus. We believe that in these selected markets, we have the scale to continue to be a top participant, and we believe underlying macro fundamentals allow additional room for growth.

Build and Develop Less Liquid Markets. We continue to build and expand in markets for selected emerging asset classes. We believe that our role as a top participant in certain underlying securities will be helpful in building liquidity in the higher growth, higher margin businesses associated with these underlying securities. We intend to leverage our position in traditional markets to build these new businesses. For instance, we recently launched a new credit derivatives platform that is currently being used by over 30 major banks. We expect that our position and relationships we have developed in the cash bond market will help us grow this business. We believe there is a strong cross-selling opportunity as our cash bond market brokers introduce their customers to our new credit derivatives platform.

Expand in Attractive Markets Where Local Presence and Expertise Are Required. We plan to continue to expand into new geographies and build local presence in those markets. We believe that having local presence and expertise in targeted markets will provide us with a competitive advantage over our competitors. BGC Partners established local market presence in continental Europe through its acquisitions of ETC Pollak and Aurel Leven in France and in emerging markets through its acquisitions of AS Menkul in Turkey and the emerging markets equities derivatives business of Marex Financial in the U.K. and South Africa. Additionally, BGC Partners has significantly built out its Asian platform from approximately 51 brokers as of January 2005 to over 300 brokers as of December 31, 2008. BGC Partners has also recently added to its footprint in Asia by opening an office in Seoul, and acquiring Radix Energy in Singapore.

Leverage Existing Developed Infrastructure to Drive Margins. We have made substantial investments in brokers and technology in our targeted markets. We believe that the infrastructure in place is scalable, which provides us an opportunity for margin improvement as brokers increase production and as marketplaces become increasingly electronic. Due to the fixed cost nature of the back office business, each additional transaction executed on our hybrid system adds incremental margin to our business. Our market data offerings, clearing, processing and back office services will provide opportunities for margin improvement as brokers increase production or as trading volumes rise.

Expand our Broker Workforce Through Acquisitions and Recruitment. Since August 2004, we have expanded our broker workforce significantly. As of December 31, 2008, we had 1,289 brokers. We have a proven track record of growing our global network of brokers through business acquisitions and recruiting efforts and believe we are well-positioned to continue to do so. We intend to continue to selectively acquire companies and hire experienced brokers with the goal of further developing our market position in various products, accelerating our growth and enhancing our profitability.

Leverage our Proprietary Technology to Pursue New Products, Software Solutions, and Offerings. We believe that our ability to develop and build our own technology allows us to be at the forefront of new products and offerings. We also plan to capitalize on our global infrastructure, intellectual property and electronic trading expertise to provide a complete outsourced solution to customers to enable them to access exchanges and electronic markets.

Grow and Expand our Market Data Services and Analytics Products. We intend to further develop our market data services and analytics products by integrating proprietary information generated by our inter-dealer brokerage business into new market data products designed to meet the needs of a greater number of customers. Sophisticated quantitative approaches to risk management as well as customer time sensitivity have created new needs, uses and demands for trading-related data and analytics. We intend to create new value-added services for customers to complement these products, including databases, analytical tools and other services to assist end-users.

Customers

We primarily serve the wholesale inter-dealer market, including many of the world’s largest banks that regularly trade in capital markets, brokerage houses, investment firms, and investment banks. Customers using our eSpeed branded products also include, professional trading firms, futures commission merchants and other professional market participants and financial institutions. Our BGCantor Market Data products and services are available through many platforms and are available to a wide variety of capital market participants including banks, investment banks, brokerage firms, asset managers, hedge funds, investment analysts and financial advisors. We also license our intellectual property portfolio and Software Solutions to various financial markets participants.

For the year ended December 31, 2008, our top 10 customers, collectively, accounted for approximately 32.7% of our total revenue on a consolidated basis and our largest customer accounted for approximately 4.4% of our total revenue on a consolidated basis.

Sales and Marketing

Our brokers are the primary marketing and sales resources to our customers. Thus, our sales and marketing program is aimed at enhancing the ability of our brokers to cross-sell effectively in addition to informing our customers about our product and service offerings. We also employ products team and business development professionals. We leverage our customer relationships through a variety of direct marketing and sales initiatives and build and enhance our brand image through marketing and communications campaigns targeted at a diverse audience, including traders, potential partners and the investor and press communities. We may also market to our existing and prospective customers through a variety of co-marketing/co-branding initiatives with our partners.

Our brokerage product team is composed of product managers, who are each responsible for a specific part of our brokerage business. The product managers seek to ensure that our brokers, across all regions, have access to technical expertise, support and multiple execution methods in order to grow and market their business. This approach of combining marketing with our product strategy has enabled us to turn innovative ideas into deliverable hybrid solutions, such as “BGC Trader,” our multi-asset hybrid offering to our customers for voice and electronic execution.

Our team of business development professionals is responsible for growing our global footprint through raising awareness of our products and services. The business development team markets our products and services to new and existing customers. As part of this process, they analyze existing levels of business with these entities in order to identify potential areas of growth and also to cross-sell our multiple offerings.

Our eSpeed- and BGCantor Market Data-branded products and services are promoted to our existing and prospective customers through a combination of sales, marketing and co-marketing campaigns.

Technology

Pre-Trade Technology. Our brokers use a suite of pricing and analytical tools which have been developed both in-house and in cooperation with specialist software suppliers. The pre-trade software suite combines proprietary market data, pricing and calculation libraries, together with those outsourced from what we believe to be the best-of-breed providers in the sector. The tools in turn publish to a normalized, global market data distribution platform allowing prices and rates to be distributed to our proprietary network, data vendor pages, secure websites and trading applications as indicative pricing.

Inter-Dealer Trading Technology. We utilize a sophisticated proprietary electronic trading platform to distribute prices to our customers. Price data is transmitted over our proprietary global private network and also by third-party providers of connectivity to the financial community. Prices are in turn displayed by our proprietary trading desktop application, BGC Trader. BGC Trader is our multi-asset BGC Partners-branded hybrid offering to our customers for voice and electronic execution. This product combines the benefits of our existing hybrid system with a new concept of creative, customer-focused and front-end design. The first asset groups to be incorporated under the BGC Trader banner were foreign exchange options, European corporate bonds, European CDS and iTraxx. We plan to expand the number of products it supports, including other tradable and view-only products in our portfolio. The majority of our global products are supported by this platform in a view only, hybrid/managed, or fully electronic mode. Trades executed by our customers in any mode are eligible for immediate electronic confirmation to straight-through processing hubs. Our proprietary graphical user interface is deployed on thousands of user desktops at hundreds of major banks and institutions.

Fully Electronic Trading Technology. Our eSpeed-branded fully electronic trading system is accessible to our customers through (1) our proprietary front-end trading software, (2) our proprietary application programming interface, which we refer to as “API,” a dedicated software library enabling customers to incorporate our platform directly into their own applications, (3) the Internet, via a browser interface or Java application and (4) software developed in collaboration with independent software vendors. Our system runs on large-scale hardware located in data centers in the U.S. and the U.K. and is distributed either over our multiple-path global network or via the Internet through links to multiple global Internet service providers.

Our eSpeed-branded electronic marketplaces operate on a technology platform and network that emphasizes scalability, performance, adaptability and reliability. Our technology platform consists of our proprietary, internally developed real-time global network distribution system; our proprietary transaction processing software, which includes interactive matching auction engines, fully integrated credit and risk management systems, pricing engines, analytics and associated middle- and back-office operations systems; and customized inventory distribution and auction protocols designed to be used by our customers and partners in their distribution and trading systems and customer interfaces, including Windows, Java, Unix, Linux, our API and proprietary vendor access.

Together, these components enable our customers to effect transactions virtually instantaneously, with straight-through processing. Our trading system accepts orders and postings and distributes responses, generally in under 100 milliseconds.

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

We have electronic connections to most mainstream clearinghouses, including the FICC, The Depository Trust & Clearing Corporation, Continuous Linked Settlement, Euroclear, Clearstream, Monte Titoli, LCH.Clearnet, Eurex and the CME. We intend to expand the number of clearinghouses to which we connect in the near future.

Systems Architecture. Our systems are implemented as a multi-tier hub and spoke architecture comprised of several components, which provide matching, credit management, market data distribution, position reporting, customer display and customer integration. The private network currently operates from five concurrent data centers (two of which are in London, one of which is in Rochelle Park, New Jersey, one of which is in Trumbull, Connecticut and one of which is in New York City) and 12 hub cities throughout the world acting as distribution points for all private network customers. eSpeed network hubs beyond the core data centers are in Amsterdam, Brussels, Chicago, Frankfurt, Hong Kong, Madrid, Milan, Paris, Singapore, Tokyo, Toronto, and Zurich. The redundant structure of our system provides multiple backup paths and re-routing of data transmission if one spoke of a hub fails.

In addition to our own network system, we also receive and distribute secure trading information from customers using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global customers.

Software Development

We devote substantial efforts to the development and improvement of our hybrid and electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2008, we employed over 400 technology professionals.

Our Intellectual Property

We have adopted a comprehensive intellectual property program to protect our proprietary technology. We currently have licenses covering various Cantor patents in the United States, including patents relating to (1) a system and method for auction-based trading of specialized items such as fixed income instruments, (2) a fixed income portfolio index processor and (3) a system for shared remote access of multiple application programs by one or more computers. Foreign counterpart applications for some of these U.S. patents have been filed.

We also have agreements to license technology covered by several pending U.S. patent applications relating to various other aspects of our electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations, and have received patents for some of those applications.

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

In July 2004, we entered into an agreement with NYBOT, expiring in 2017, which provided among other things for payments from NYBOT in respect of NYBOT’s electronic futures trading through 2017. As a result of the agreement with NYBOT, we are the sole owner of the Cantor Financial Futures Exchange and the Commodity Futures Clearing Corporation of New York. Additionally, we have agreed with NYBOT that NYBOT will provide processing services for futures contracts or options on futures contracts listed on the Cantor Financial Futures Exchange or other exchange designated by us.

Our patent portfolio is growing and consists of numerous patents and patent applications relating to our core business and relating to other businesses. We continue to look for opportunities to license and/or otherwise monetize these and other patents in our portfolio.

We cannot determine at this time the significance of any of the foregoing patents, or patent applications, if issued, to our business. We can give no assurance that any of the foregoing patents will be found by a court to be valid and enforceable, or that any of these patents would not be infringed by a third party competing or seeking to compete with our business. Our business strategy may or may not include licensing such patents for royalties, joint ventures with other marketplaces or exchanges or exclusively using the patents in our marketplaces and other product and service offerings.

Risk Management

A significant portion of our revenue is generated through brokerage, where we do not act as principal to transactions. In this case our risk is limited to the brokerage commission earned. Where we act a principal on transactions, our business model focuses on intermediation between buyer and seller for short-dated settlement rather than on positioning securities for sale. As such, our risk profile is limited. We closely monitor and manage our counterparty risk and market risk where it exists. Where we act as principal, trading is primarily conducted on a matched principal basis.

Both risk management professionals and management at all levels take a hands-on approach to identifying and minimizing risk as part of our business culture. We employ a number of risk management processes to monitor our credit, market and operational risk. A global staff of experienced risk management professionals interacts daily with the business units to help ensure that we know our trading counterparties and make informed decisions in this challenging environment.

Our primary risk is counterparty risk. Credit risk arises should a trading partner not deliver or fail to take delivery of a security upon settlement. A credit loss would occur in this event if the cost to replace the trade is greater than the existing trade. We manage this risk by evaluating our trading partners in a number of ways to assess their ability to meet these obligations. These evaluations are based on fundamental credit analysis of the firm’s financial condition, industry conditions and current events. This analysis results in the assignment of obligor credit ratings to our counterparties. Credit ratings are intended to assess the counterparty’s probability of default and are derived using methodologies generally consistent with those employed by external rating agencies. Trading limits are evaluated and sized to take into account our credit assessment of the counterparty, estimated trading activity and potential exposure of the instruments traded.

Market risk is limited since we do not hold material trading inventory or take material proprietary trading positions. From time to time, we may have unmatched positions. These unmatched positions are intended to be disposed of in the short-term. Risk Management monitors our trading desks to assure that trading activities are within the scope of this mandate.

Operational risk refers to the risk of financial or other loss, or potential damage to a firm’s reputation, resulting from inadequate or failed internal processes, people, resources, systems or from external events. We may incur operational risk across the full scope of business activities and support functions. Operational risk policies are designed to reduce the likelihood and/or impact of operational incidents as well as to mitigate legal, regulatory and reputational risks. The framework continually responds to the changing regulatory and business environment. Primary responsibility for the management of operational risk is with the business segments, the control groups and the business managers. The business managers generally maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk.

In addition, our processes address disaster recovery concerns. We operate most of our technology from dual-primary data centers at our two different London locations. Either site alone is capable of running all of our essential systems. In addition, we have technology running from data centers in New Jersey, Connecticut and New York. Replicated instances of this technology are maintained in our London data centers. All data centers are built and equipped to best-practice standards of physical security with appropriate environmental monitoring and safeguards. Failover for the majority of our systems are automated.

Competition

We encounter competition in all aspects of our businesses and compete primarily with other inter-dealer brokers, including for both brokers and suitable acquisition candidates.

Inter-Dealer Brokers

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

Demand for services of brokers is directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. Other significant factors affecting competition in the brokerage industry are the quality and ability of professional personnel, the depth and pricing efficiency of the market displayed by a broker, the strength of the technology used to service and execute on those markets and the relative prices of services and products offered by the brokers and by competing markets and trading processes.

The majority of our inter-dealer broker competitors also sell proprietary market data which compete with our market data offerings. In addition to direct sales, we resell market data through large market data and information providers. These companies have established significant presences on the vast majority of trading desks in our industry. Some of these companies have expanded their product mix to include electronic trading and execution in addition to their traditional market data offerings.

Exchanges

Although our business will often use exchanges to execute transactions brokered in OTC markets, we believe that exchanges will continue to seek to migrate products traditionally traded in OTC markets by inter-dealer brokers to exchanges. However, we believe that when a product goes from OTC to exchange-traded, the underlying OTC market often continues to experience growth in line with the growth of the exchange-traded contract. As revenues related to our 25 percent-owned ELX platform grows its business, we expect it to directly compete with exchanges in the trading of certain contracts.

Software Vendors and Others

Certain exchanges and market data companies, such as NASDAQ OMX, license their technology for use by other market participants, including inter-dealer brokers and other exchanges. Such technology is potentially competitive insofar as we may attempt to license our technology in a similar manner as we have in the case of ELX or to any company or organization that wishes to create or improve a trading system or exchange.

Overall, we believe that we may also face future competition from other large computer software companies, market data and technology companies and some securities brokerage firms, some of which are currently our customers, as well as from any future strategic alliances, joint ventures or other partnerships created by one or more of our potential or existing competitors.

Our existing and potential competitors in fully electronic trading are numerous and include other inter-dealer brokerage firms, multi-dealer trading companies, technology companies and market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity Internet-based trading systems.

Partnership Overview

We believe that our partnership structure is one of the unique strengths of our business. Many of our key brokers have their own capital invested in our business, aligning their interests with our stockholders.

We believe that our partnership structure is an effective tool in recruiting, motivating and retaining key employees. Many brokers are attracted by the opportunity to become partners because the partnership agreement entitles partners to quarterly distributions of income from the partnership. While BGC Holdings limited partnership interests entitle founding/working partners and REU partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such founding/working partner or REU partners are, unless Cantor, in the case of the founding partners, and we, as the general partner of BGC Holdings, otherwise determine, only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account, and not any goodwill or going concern value of BGC Partners’ business. Founding/working partners and REU partners can receive the right to exchange their BGC Holdings limited partnership interests for shares of BGC Partners common stock (if, in the case of founding partners, Cantor so determines (as Cantor has determined to do with respect to a portion of the founding partner interests immediately after the merger) and in the case of working partners and REU partners, the BGC Holdings general partner, with Cantor’s consent, determines otherwise) and thereby realize any higher value associated with BGC Partners common stock. See “Certain Relationships and Related Transactions—Amended and Restated BGC Holdings Limited Partnership Agreement—Exchanges.” We believe that, having invested their own capital in us, partners feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues.

Relationship Between BGC Partners and Cantor

See “Certain Relationships and Related Transactions.”

Regulation

U.S. Regulation

The financial services industry in the United States is subject to extensive regulation under both federal and state laws. As registered broker-dealers and a Futures Commissions Merchant, certain of our subsidiaries are subject to laws and regulations which cover all aspects of financial services, including sales methods, trade practices, use and safekeeping of customers’ funds and securities, minimum capital requirements, recordkeeping, business practices, securities lending and financing of securities purchases and the conduct of associated persons. We and our subsidiaries also are subject to the various anti-fraud provisions of the Securities Act, the Exchange Act, the Commodity Exchange Act, certain state securities laws and the rules and regulations thereunder. We also may be subject to vicarious and controlling person liability for the activities of our subsidiaries and our officers, employees and affiliated persons.

The SEC is the federal agency primarily responsible for the administration of federal securities laws, including adopting rules and regulations applicable to broker-dealers (other than government securities broker-dealers) and enforcing both its rules regarding broker-dealers and the Treasury’s rules regarding government securities broker-dealers. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or have registered to do business. In addition, Treasury rules relating to trading government securities apply to such activities when engaged in by broker-dealers. The CFTC is the federal agency primarily responsible for the administration of federal commodities laws, including the adoption of rules applicable to Futures Commissions Merchants.

Much of the regulation of broker-dealers’ operations in the United States has been delegated to self-regulatory organizations. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the operations of broker-dealers and government securities broker-dealers and conduct periodic inspections and examinations of their operations. In the case of BGC Partners’ U.S. broker-dealer subsidiaries, the principal self-regulatory organization is FINRA. FINRA is a new self-regulatory organization that commenced operations in the third quarter of 2007. It was formed from the consolidation of the NASD’s member regulation operations and the regulatory arm of the NYSE Group to act as the self-regulatory organization for all broker-dealers doing business within the United States. Accordingly, BGC Partners’ U.S. subsidiaries will be subject to both scheduled and unscheduled examinations by the SEC and FINRA. In our futures-related activities, our subsidiaries are also subject to the rules of the CFTC, futures exchanges of which they are members and the NFA, a futures self-regulatory organization.

The changing regulatory environment, new laws that may be passed by Congress, and rules that may be promulgated by the SEC, the Treasury, the Federal Reserve Bank of New York, the CFTC, the NFA, FINRA and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, if adopted, may directly affect our mode of operation and profitability, of our competitors and our customers and of the securities markets in a way that could adversely affect our business.

The SEC, self-regulatory organizations and state securities administrators conduct informal and formal investigations of possible improprieties or illegal action by broker-dealers and their “associated persons,” which could be followed by the institution of administrative, civil and/or criminal proceedings against broker-dealers and/or “associated persons.” Among the sanctions that may result if administrative, civil or criminal proceedings were ever instituted against us or our “associated persons,” are injunctions, censure, fines, the issuance of cease-and-desist orders or suspension or expulsion from the industry and, in rare instances, even imprisonment. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets, rather than to protect broker-dealers, creditors and equity holders. From time to time, our “associated persons” have been and are subject to routine investigations, none of which, to date, have had a material adverse effect on our business.

Throughout 2007, the U.S. securities industry implemented a number of new rules contained in Regulation NMS which made a number of changes to the U.S. national market structure for equity securities. Among other things, Regulation NMS governs how market centers provide access to their quotations in sub-penny increments. Regulations NMS also contains a “Trade-Through Rule” which generally prevents a market center from trading a stock at a price that is worse than an electronically accessible quote for the same security displayed on a competing market.

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

U.K. and European Regulation

The Financial Services and Markets Act 2000, which we refer to as the “FSMA 2000,” along with secondary legislation provides the framework in which all forms of financial services business are authorized and regulated.

The FSA is the statutory regulator for the United Kingdom financial services industry. The FSA is an independent non-governmental body that has been given statutory powers by the FSMA 2000. Currently, we have subsidiaries and branches regulated by the FSA (BGC Brokers L.P., BGC International L.P., BGC International and the U.K. branch of Aurel BGC).

The FSA regulates the financial services industry through its Handbook of Rules and Guidance, which consist of a number of sourcebooks and manuals and is prepared under powers granted by FSMA 2000.

A number of powers are conferred on the FSA by the FSMA 2000. These include the power to investigate, discipline or prosecute breaches of FSMA 2000. For example, the FSA can institute criminal proceedings for market abuse subject to restrictions imposed by the Treasury. Once a firm is authorized by the FSA, it is under an obligation to meet the standards set by the FSA, and the FSA can take disciplinary action against an authorized person. Such disciplinary action may include the imposition of a fine, issuance of public censures, withdrawal or amendment of authorization or prosecution.

As a result of the FSA’s risk assessment of the BGC Partners group’s regulated entities in 2005, the FSA asked that a “skilled person” be appointed to report on various aspects of the finance department’s responsibilities. This process has now been finalized to the satisfaction of the FSA.

There are a number of European directives that have been implemented by European Union member states that affect the financial services industry. These include The Market Abuse Directive, the MIFID, The Third Money Laundering Directive, The Financial Groups Directive and the Capital Requirements Directive. Some of these directives have caused significant changes to the way the financial services industry is regulated in Europe. These directives are important developments in the regulatory environment of the European Union.

Our European regulated group (Aurel BGC, BGC Brokers L.P., BGC International L.P., BGC International, and other intermediate non-regulated holding entities) is subject to The Financial Groups Directive. To meet the FSA’s requirements under this directive, the corporate structure of our European regulated group was reorganized as of July 1, 2007. The restructuring of the regulated European entities under BGC European Holdings does not affect their day-to-day operations as European Holdings is a holding entity.

Other Regulation

Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the United States, in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations
Australia	Australian Securities and Investments Commission and Australian Futures Exchange
Canada	Ontario Securities Commission
China	China Banking Regulatory Commission
Denmark	Financial Supervisory Authority
France	Banque de France and subsidiary agencies, including CECEI (Comité des Établissements de Crédit et des Entreprises d’investissement), CCLRF (Comité Consultatif de la Législation et de la Réglementation Financière), Commission Bancaire and AMF (Autorité des Marchés Financiers)
Hong Kong	Securities and Futures Commission and The Hong Kong Monetary Authority
Japan	Financial Services Agency
Korea	Ministry of Finance and Economy
Mexico	Banking and Securities National Commission
Singapore	Monetary Authority of Singapore
Switzerland	Swiss Federal Banking Commission
Turkey	Capital Markets Board of Turkey
United Kingdom	Financial Services Authority

Capital Requirements

U.S.

Every U.S.-registered broker-dealer is subject to the Uniform Net Capital Requirements. The Uniform Net Capital Requirements is designed to ensure financial soundness and liquidity by prohibiting a broker or dealer from engaging in business at a time when it does not satisfy minimum net capital requirements.

In the United States, net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets, such as a firm’s positions in securities. Among these deductions are adjustments, which we refer to as “haircuts,” in the market value of securities positions to reflect the market risk of such positions prior to their liquidation or disposition. The Uniform Net Capital Requirements also imposes a minimum ratio of equity to subordinated debt which may be included in net capital.

Regulations have been adopted by the SEC that prohibit the withdrawal of equity capital of a broker-dealer, restrict the ability of a broker-dealer to distribute or engage in any transaction with a parent company or an affiliate that results in a reduction of equity capital or to provide an unsecured loan or advance against equity capital for the direct or indirect benefit of certain persons related to the broker-dealer (including partners and affiliates) if the broker-dealer’s net capital is, or would be as a result of such withdrawal, distribution, loan or advance, below specified thresholds of excess net capital. In addition, the SEC’s regulations require certain notifications to be provided in advance of such withdrawals, distributions, reductions, loans and advances that exceed in the aggregate 30% of excess net capital within any 30 day period, and the SEC has the authority to restrict, for up to 20 business days, such withdrawal, distribution or reduction of capital if the SEC concludes that it may be detrimental to the financial integrity of the broker-dealer or may expose its customers or creditors to loss. Notice is required following any such withdrawal, distribution, reduction, loan or advance that exceeds in the aggregate 20% of excess net capital within any 30 day period. The SEC’s regulations limiting withdrawals of excess net capital do not preclude the payment to employees of “reasonable compensation.”

Two of our subsidiaries, including BGC Financial, Inc., are registered with the SEC and are subject to the Uniform Net Capital Requirements and, accordingly, must maintain minimum net capital and comply with the Uniform Net Capital Requirements in all respects. One of such entities uses the “basic method” of calculating net capital and must maintain net capital of not less than the greater of $100,000 or 6.66% of certain of its liabilities and other obligations. BGC Financial, Inc. uses the “alternative method” of calculating net capital and must maintain net capital of not less than the greater of $250,000 or 2% of its aggregate debit items (primarily receivables from customers and other broker-dealers). BGC Financial, Inc. is also a member of the FICC, which imposes capital requirements on its members.

Compliance with the Uniform Net Capital Requirements may limit the extent and nature of our operations requiring the use of our registered broker-dealer subsidiaries’ capital, and could also restrict or preclude our ability to withdraw capital from our broker-dealer subsidiaries.

Non-U.S.

Outside the United States, non-U.S. net capital requirements are essentially defined as statutory capital and reserves, plus qualifying subordinated borrowings less liquidity adjustments arising from the liquidity of non-trading book assets. Further deductions are then taken pertaining to trading book assets and exposures to capture credit, market, foreign exchange and concentration risks. A further requirement is ordinarily imposed on most non-U.S. regulated entities which requires the firm to provide for capital equal to at least its operational costs for a three-month period.

A regulated entity which is dormant or conducts primarily non-trading book activities will still have a minimum capital requirement. This normally takes the form of a solvency test, expenditure-based requirement or is prescribed by the local regulator dependent upon its authorized activities.

In the United Kingdom, the FSA imposes regulatory capital requirements on its regulated entities. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and BGC Capital Markets (Hong Kong), Limited are regulated by the Securities and Futures Commission and The Hong Kong Monetary Authority, respectively. BGC Securities (Hong Kong) LLC is subject to non-U.S. net capital requirements. BGC Capital Markets (Hong Kong) Limited does not currently have a capital requirement and is only required to be solvent. In France, ETC Pollak SAS, EPP Holdings SAS and Aurel Leven; in Denmark, BGC Brokers L.P.’s Danish branch; in Australia, BGC Partners (Australia) Pty Limited; in Japan, BGC Shoken Kaisha Limited; in Singapore, a BGC International branch; and in Turkey, AS Menkul, all have non-U.S. net capital requirements imposed upon them by local regulators. In addition, the Eurex and LCH (LIFFE/LME) clearing organizations, of which BGC Partners is a member, also impose minimum capital requirements.

BGC Partners had equity capital for its regulated subsidiaries of $411.0 million and $350.2 million for the years ended December 31, 2008 and 2007, respectively.

Employees

As of December 31, 2008, we employed 1,289 brokers and 30 eSpeed and BGCantor Market Data salespeople and related staff (front office) and another 958 employees (back office). Approximately 22% of BGC Partners’ brokers are based in the Americas, approximately 52% are based in Europe (including Turkey) and the remaining approximately 26% are based in the Asia-Pacific region. As of December 31, 2008, we had 2,277 total employees. Generally, our employees are not subject to any collective bargaining agreements, except our employees in certain of our European offices, including France, who are covered by national, industry-wide collective bargaining agreements.

Properties

We have 16 offices in 15 countries. Our principal executive offices are located at space at 499 Park Avenue and 110 East 59th Street, New York, New York. For 2008, such rental expense for our executive offices was approximately $0.2 million and anticipated to be approximately $0.2 million in 2009. We also occupy a large space at 199 Water Street, New York, New York. Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the 16-year term of the lease for such spaces.

Our largest presence outside of the New York metropolitan area is in London. In the second quarter of 2006, we relocated our principal London office to One Churchill Place, Canary Wharf.

We occupy a concurrent computing center in Rochelle Park, New Jersey and a Midwest data center in Chicago, Illinois. In March 2007, we opened an additional data center in Trumbull, Connecticut. Our U.S. operations also lease office space in Boston, Massachusetts, Chicago, Illinois, Dallas, Texas, Los Angeles, California and Shrewsbury, New Jersey. In addition to our London location, our foreign operations lease office space in Hong Kong and Singapore. We believe that our facilities are adequate for our current operations and that we could potentially accommodate at least another 400 employees worldwide without acquiring additional space.

Legal Proceedings

See Part I—Item III. Legal Proceedings.

Structure of BGC Partners

We are BGC Partners, Inc., a Delaware corporation (formerly named eSpeed, Inc.), formed on June 3, 1999. Prior to our merger with BGC Partners OldCo on April 1, 2008, we operated under the eSpeed name and our business focused on developing electronic market places and related trading technology. Following the completion of the merger, we were renamed “BGC Partners, Inc.” and continue to conduct these businesses, together with the inter-dealer brokerage, market data, fulfillment revenue and other BGC businesses acquired in the merger, through our subsidiaries. See “Business.”

Separation of BGC Business from Cantor

As an initial step to combining BGC Partners OldCo and eSpeed, Cantor separated the BGC business from the remainder of its businesses and contributed such BGC businesses to BGC Partners OldCo and the Opcos pursuant to the separation agreement entered into by BGC Partners OldCo and Cantor on March 31, 2008. Specifically, Cantor separated the BGC business so that (1) BGC U.S. holds the U.S. businesses, and (2) BGC Global holds the non-U.S. businesses.

Cantor holds interests in BGC U.S. and BGC Global through a combination of its equity interest in BGC Partners and its equity interest in BGC Holdings. In addition, after the separation and prior to the completion of the merger, Cantor redeemed all of the Cantor limited partnership interests held by founding partners in exchange for (1) a portion of the BGC Holdings limited partnership interests that Cantor received in the separation and (2) rights to receive distributions of our Class A common stock from Cantor.

The following diagram illustrates the separation and the redemption which occurred on March 31, 2008, but does not reflect the various subsidiaries of us, BGC U.S., BGC Global, BGC Holdings or Cantor.

The Merger

To acquire BGC Partners OldCo, in the merger with eSpeed, Inc. on April 1, 2008, an aggregate of 133,860,000 shares of our common stock and rights to acquire shares of our common stock were issued. Of these shares and rights to acquire shares, 56,000,000 were in the form of Class B common stock or rights to acquire Class B common stock, and the remaining 77,860,000 were in the form of Class A common stock or rights to acquire Class A common stock. Specifically, in the merger, Cantor elected to have 9,618,764 of the BGC Partners Class B units converted into our Class A common stock, and as a result:

•

each of the BGC Partners Class B units, 21,968,971 of which were outstanding immediately prior to the merger, were converted into 9,618,764 shares of our Class A common stock, and 12,350,207 of our Class B common stock;

•

all of the issued and outstanding shares of Combined Company Class A common stock, 31,424,423 of which were issued and outstanding as of April 1, 2008, and Combined Company Class B common stock, 19,497,800 of which were issued and outstanding as of April 1, 2008, remained outstanding;

•	the one BGC Partners Class C unit which was issued and outstanding immediately prior to the merger was converted into 100 shares of our Class B common stock;

•

the 67,138,052 BGC Holdings exchangeable limited partnership interests which were issued and outstanding immediately prior to the merger became exchangeable with us for Class B common stock or Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments) in accordance with the terms of the BGC Holdings limited partnership agreement; and

•

the 44,757,259 BGC Holdings founding partner interests which were issued and outstanding immediately prior to the merger will not be exchangeable with us unless otherwise determined by Cantor in accordance with the terms of the BGC Holdings limited partnership agreement, and Cantor has provided that certain founding partner interests are exchangeable with us for Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments) in accordance with the terms of the BGC Holdings limited partnership agreement on the basis described in “Certain Relationships and Related Transactions—Amended and Restated BGC Holdings Limited Partnership Agreement—Exchanges.”

In connection with the merger, we contributed our assets and liabilities to BGC U.S. and BGC Global in exchange for limited partnership interests in these entities. As a result of this contribution, we received additional limited partnership interests in each of these entities.

Concurrently with the merger, BGC Holdings issued, and, in the future, as part of our compensation process BGC Holdings expects to also issue, certain REUs and other partnership and equity awards to certain of our executive officers and employees and other persons who provide services to us. See “Certain Relationships and Related Transactions—Amended and Restated BGC Holdings Limited Partnership Agreement—REUs.”

Upon consummation of the merger, 1,569,859 REUs in BGC Holdings were awarded, of which 526,315 were awarded in connection with the 2008 acquisition of Radix, and 2,155,927 RSUs relating to our Class A common stock were awarded. The terms and conditions of the exchangeability for our Class A common stock of 1,043,544 of the REUs which were issued upon the consummation of the merger will be determined by us, as the indirect general partner of BGC Holdings, subject to Cantor’s consent, as the holder of a majority in interest of the BGC Holdings exchangeable limited partnership interest, in accordance with the terms of the BGC Holdings limited partnership agreement, and the 526,315 REUs awarded in connection with the Radix acquisition will become exchangeable over time if certain performance goals are met. Included in the above, in connection with the separation and the merger, Messrs. Lutnick, Amaitis, Lynn, Merkel and West were awarded 265,487, 132,744, 132,744, 41,912 and 21,105 REUs, respectively. Additionally, Mr. West was awarded 11,387 RSUs. These awards were permissible pursuant to the merger agreement which permitted grants of REUs and RSUs prior to the consummation of the merger with an aggregate value: (a) with respect to the fiscal year ended December 31, 2007, of no greater than $22.0 million and (b) with respect to the fiscal year ended December 31, 2008, of no greater than $22.0 million, and for each of clauses (a) and (b), with each such right to receive one RSU or REU valued for these purposes at the closing price of our Class A common stock on the date of the grant of the right, as well as additional REUs or RSUs in connection with acquisitions, as was the case with the issuances of REUs in connection with the Radix acquisition, and the hiring of new employees prior to the merger. As a result of the merger, the consolidated businesses of eSpeed and BGC Partners OldCo are held in two operating subsidiaries: (1) BGC U.S., which holds the U.S. businesses, and (2) BGC Global, which holds the non-U.S. businesses.

The following diagram illustrates the merger of BGC Partners OldCo and eSpeed. The following diagram does not reflect the various subsidiaries of BGC Partners, BGC U.S., BGC Global, BGC Holdings or Cantor or the results of any exchange of BGC Holdings exchangeable limited partnership interests or, to the extent applicable, BGC Holdings founding partner interests or BGC Holdings REU interests.

Structure of BGC Partners

As of March 1, 2009, there were approximately 51,221,759 shares of our Class A common stock outstanding, of which 545,769 were held by Cantor and CF Group Management Group, Inc. (“CFGM”), Cantor’s managing general partner. Each share of Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. In addition, as of March 1, 2009, Cantor and CFGM held 30,148,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 85.6%

of our voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. general partnership interest and the BGC U.S. special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC U.S., and the BGC Global general partnership interest and the BGC Global special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC Global, and serves as the general partner of each of BGC U.S. and BGC Global, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. and BGC Global. BGC Holdings holds its BGC Global general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited. In addition, as of March 1, 2008, we indirectly, through wholly-owned subsidiaries, held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of approximately 81,369,866 units and 81,369,866 units, representing approximately 42.6% and 42.6% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. We are a holding company that holds these interests, serves as the general partner of BGC Holdings, and, through BGC Holdings, acts as the general partner of each of BGC U.S. and BGC Global. As a result of our ownership of the general partnership interest in BGC Holdings and BGC Holdings’ general partnership interest in each of BGC U.S. and BGC Global, we consolidate BGC U.S.’s and BGC Global’s results for financial reporting purposes.

Founding partners and REU partners directly and Cantor indirectly hold BGC Holdings limited partnership interests. BGC Holdings, in turn, holds BGC U.S. limited partnership interests and BGC Global limited partnership interests and, as a result, founding partners, REU partners and Cantor indirectly have, and working partners have interests in BGC U.S. limited partnership interests and BGC Global limited partnership interests.

On April 1, 2009, the 12-month anniversary of the completion of the merger, Cantor is scheduled to distribute an aggregate of 6,430,702 shares of Class A common stock (5,986,205 shares with respect to retained partners and 444,497 shares with respect to founding partners). These share amounts reflect the fact that certain retained partners have terminated service since the completion of the merger, with the result that they are not eligible to receive an accelerated distribution of their distribution rights shares on April 1, 2009. Upon the completion of this scheduled distribution, the aggregate number of remaining shares of Class A common stock that Cantor is required to distribute to retained and founding partners will be 19,715,038 shares of Class A common stock (17,060,553 shares with respect to retained partners and 2,654,485 shares with respect to founding partners).

Cantor may fund the 6,430,702 shares of Class A Common Stock scheduled to be delivered on April 1, 2009 in satisfaction of its distribution rights obligations by using: (i) shares of Class A common stock owned of record by it, (ii) shares of Class A common stock receivable upon conversion by Cantor of shares of Class B common stock, (iii) shares of Class A common stock receivable upon exchange by Cantor of BGC Holdings exchangeable limited partnership units, or (iv) any combination of the above. Cantor has not yet determined how it will fund the 6,430,702 distribution rights shares.

The BGC Holdings limited partnership interests held by Cantor are designated as BGC Holdings exchangeable limited partnership interests. The BGC Holdings limited partnership interests held by the founding partners are designated as BGC Holdings founding partner interests, any BGC Holdings limited partnership interests that may be issued to the working partners will be designated as BGC Holdings working partner interests and any BGC Holdings limited partnership interests that were issued concurrently with the merger or after the merger to the REU partners are or will be designated as REUs.

Beginning March 31, 2009, the first anniversary of the completion of the separation, the BGC Holdings limited partnership interests held by Cantor will be exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Cantor will, however, be able to exchange up to an aggregate of 20 million of its BGC Holdings limited partnership interests prior to March 31, 2009, the first anniversary of the completion of the separation, for shares of our Class A common stock in connection with a broad-based public offering, including all shares received upon such exchange of our Class A common stock underwritten by a nationally recognized investment banking firm.

The BGC Holdings limited partnership interests that Cantor transferred to founding partners in connection with the redemption of their current limited partnership interests in Cantor at the time of the separation are not exchangeable with us unless (1) Cantor reacquires such interests from BGC Holdings upon termination or bankruptcy of the founding partners or redemption of their units by BGC Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for our Class A common stock or Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding partners with us for our Class A common stock, generally on a one-for-one basis (subject to customary anti-dilution adjustments), on terms and conditions to be determined by Cantor, provided that the terms and conditions of such exchange cannot in any way diminish or adversely affect our rights or the rights of our subsidiaries (it being understood that our obligation to deliver shares of our Class A common stock upon exchange will not be deemed to diminish or adversely affect our rights or the rights of our subsidiaries) (Cantor expects to permit such exchange from time to time). Cantor has provided that certain founding partner interests are exchangeable with us for Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), as described in “Certain Relationships and Related Transactions—Amended and Restated BGC Holdings Limited Partnership Agreement—Exchanges” in accordance with the terms of the BGC Holdings limited partnership agreement.

In particular, the BGC Holdings founding partner interests that Cantor has provided are exchangeable with us for Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), in accordance with the terms of the BGC Holdings limited partnership agreement, as follows:

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

•

(1) 1,100,000 of the 3,160,215 BGC Holdings founding partner interests held by Mr. Amaitis at the closing of the merger became exchangeable upon the closing of the merger, (2) 40% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the second anniversary of the closing of the merger, (3) 60% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the third anniversary of the closing of the merger, (4) 80% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the fourth anniversary of the closing of the merger, and (5) 100% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the fifth anniversary of the closing of the merger (and any exchange of founding partner interests by Mr. Amaitis will be subject to the terms and conditions of the BGC Holdings limited partnership agreement and the Amaitis letter agreement), with the shares received by Mr. Amaitis upon exchange being immediately saleable, subject to applicable law. Exchangeability of certain of the shares which would have become exchangeable on the fifth anniversary of the closing of the merger was accelerated in connection with Mr. Amaitis’ donation of shares in connection with the 2008 Charity Day; and

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

No working partner interests were issued at the time of the separation and merger and, as of the date of this report, working partner interests have been issued to one person. Any working partner interests that are issued will not be exchangeable with us unless otherwise determined by us with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement. As of December 31, 2007, 8,064,617 REUs were outstanding, of which 526,315 were issued upon consummation of the merger in connection with our acquisition of Radix. REUs are only exchangeable in accordance with the terms and conditions of the grant of such REU interests, which terms and conditions are determined by us, as the BGC Holdings general partner, with the consent of the BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement. Of the 8,064,617 REUs outstanding as of December 31, 2008, the exchangeability of 7,538,302 REUs will be determined as described above and the 526,315 REUs issued in connection with the Radix acquisition will become exchangeable over time if certain performance goals are met.

The one-for-one exchange ratio between BGC Holdings limited partnership interests and our common stock reflects that, currently, one BGC Holdings limited partnership interest and one share of our common stock represent an equivalent indirect economic interest in the income stream of BGC U.S. and BGC Global. However, depending on our dividend policy and the distribution policy of BGC Holdings, this ratio between BGC Holdings limited partnership interests and our common stock could change. See “Price Range and Dividend Policy of Our Common Stock.” In addition, such a one-for-one ratio enhances the ease of comparing and understanding our per share amounts and BGC U.S. and BGC Global per unit amounts.

With each exchange, our indirect interest in BGC U.S. and BGC Global will proportionately increase, because immediately following an exchange, BGC Holdings will redeem the BGC Holdings unit so acquired for the BGC U.S. limited partnership interest and the BGC Global limited partnership interest underlying such BGC Holdings unit. The acquired BGC U.S. limited partnership interest and BGC Global limited partnership interest will be appropriately adjusted to reflect the impact of any losses of BGC U.S. and BGC Global arising from certain litigation claims (see “Certain Relationships and Related Transactions—Amended and Restated Limited Partnership Agreements of BGC U.S. and BGC Global” and “Business—Legal Proceedings”) and the intention of the parties to the BGC Holdings limited partnership agreement for BGC Holdings (and not us) to realize the economic benefits and burdens of such litigation matters.

The profit and loss of BGC U.S., BGC Global and BGC Holdings, as the case may be, are allocated based on the total number of BGC U.S. units, BGC Global units and BGC Holdings units, as the case may be, outstanding, other than in the case of certain litigation matters.

The following diagram illustrates the ownership structure of our Company as of March 1, 2009. The following diagram does not reflect the various subsidiaries of ours, BGC U.S., BGC Global, BGC Holdings or Cantor, or the results of any exchange of BGC Holdings exchangeable limited partnership interests or, to the extent applicable, BGC Holdings founding partner interests or BGC Holdings REUs:

*	Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 37.7% of the voting power and the public stockholders would hold 62.3% of the voting power (and the indirect economic interests in BGC U.S. and BGC Global would remain unchanged).

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

Since mid-2007, and particularly during the second half of 2008 and into 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by low levels of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. Declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in central bank borrowing rates and other government actions. These market conditions have adversely affected our business and financial condition as customers or potential customers liquidate or consolidate, our ability to borrow money is restricted, the price of our common stock declines and capital and margin requirements for our business lines increase. In addition, our operations may suffer to the extent that ongoing market volatility causes individuals and institutional traders and other market participants to curtail or forego trading activities.

In 2008 and 2009, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited. Overall, during fiscal 2008, the business environment was adverse for our business, and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be adversely affected.

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

We have explored a wide range of strategic alliances, acquisitions or joint ventures with other brokers and with other companies that have interests in businesses in which there are brokerage or other strategic opportunities. For example, in December 2007, we and 11 other leading financial institutions announced the establishment of a new joint venture, ELX. We also may seek to hire brokers for new or existing brokerage desks. In addition, from time to time, we have and we expect to continue to evaluate and potentially pursue possible strategic alliances, acquisitions, joint ventures or broker hires. These acquisitions or new hires may be necessary in order for us to enter into or develop new product and geographic areas.

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

In recent years, there has been substantial consolidation and convergence among companies in the brokerage, exchange and financial services industries, resulting in increased competition. Further, in recent months, credit conditions worsened considerably and the landscape of the U.S. financial services industry changed dramatically. During 2008 and 2009, many major U.S. financial institutions consolidated. For example, Bear Stearns was acquired by J.P. Morgan Chase, Lehman Brothers Holdings Inc. declared bankruptcy, Bank of America Corp. acquired Merrill Lynch & Co., Inc. and Wells Fargo agreed to acquire Wachovia.

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

We had a net loss of $29.7 million for the year ended December 31, 2008. Additionally, certain of our businesses incurred substantial losses in several recent periods as we sought to expand our operations. Our loss of $29.7 million in 2008 was primarily due to first quarter non-cash, non-operating and non-recurring compensation charges in the amount of approximately $84.1 million in relation to redemptions of partnership units to settle outstanding loan obligations of certain of our executive officers to Cantor and other lending institutions, as well as additional grants of founding partner interests to certain executives and the activation of exchangeability of founding partner interests.

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

On November 5, 2008, BGC Partners entered into an Agreement (the “Agreement”) with Cantor. Pursuant to the terms of the Agreement, so long as Cantor is providing Clearing Services to BGC Partners, Cantor shall be entitled to request from BGC Partners, and BGC Partners shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the Agreement. The amounts requested shall reflect CFLP’s reasonable determination of its or its affiliates’ required capital requirements in connection with the Clearing Services and/or potential additional funds which may be required to replace Cantor funds being otherwise utilized to post capital requirements for the benefit of BGC Partners. To date, no amounts have been requested by Cantor.

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

Howard W. Lutnick, who serves as our Chief Executive Officer and Chairman, is also the Chairman of the Board, President and Chief Executive Officer of Cantor and President of CFGM. Stephen M. Merkel, who serves as our Executive Vice President, General Counsel and Secretary, is employed as Executive Managing Director, General Counsel and Secretary of Cantor. These key employees are not subject to employment agreements with the Company or its subsidiary although we do have an employment agreement with our President Shaun Lynn. In addition, Messrs. Lutnick and Merkel also hold offices at various other affiliates of Cantor. Currently Mr. Lutnick spends approximately 50% of his time on our matters, and Mr. Merkel currently spends approximately 50% of his time on our matters, although these percentages may vary depending on business developments at our company or Cantor or any of our or Cantor’s affiliates. As a result, these key employees dedicate only a portion of their professional efforts to our business and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or Cantor. These key employees may not be able to dedicate adequate time to our business and operations and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

The BGC Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of BGC Holdings, may not prevent our key employees, including Messrs. Lutnick and Merkel, who as Cantor partners are not subject to these provisions in the BGC Holdings limited partnership agreement, from resigning or competing against us. See “Certain Relationships and Related Transactions.” In addition, our success has largely been dependent on the efforts of Messrs. Lutnick, Amaitis (our former Co-Chief Executive Officer), and Shaun D. Lynn and other executive officers and former executive officers. Should Mr. Lutnick leave or otherwise become unavailable to render services to us, control of BGC Partners would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick. If any of our key employees, including Messrs. Lutnick and Lynn, were to join an existing competitor, form a competing company, offer services to Cantor that compete with our services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our business, financial condition and results of operations.

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

While we believe that our April 2008 separation and merger has promoted retention and recruitment, some founding partners, REU partners and working partners may be more attracted to the benefits of working at a private, controlled partnership or of being a partner in Cantor, which may adversely affect our ability to retain, recruit and motivate these persons. The impact of the separation on the founding partners, REU partners, working partners and other employee retention and recruitment remains uncertain.

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

Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability. The brokerage and financial services industry, as in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. On a consolidated basis, for the year ended December 31, 2008 and the year ended December 31, 2007, over 90% of our total revenues were generated by brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third and fourth quarters of 2008 and into 2009. Our operations may suffer to the extent that ongoing market volatility causes individuals and institutional traders and other market participants to curtail or forego trading activities. These events could have a material adverse effect on our results and profitability. These factors include:

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

Low trading volume generally results in reduced revenues. Under these conditions, profitability is adversely affected since many costs, including certain aspects of commissions, compensation and bonuses are fixed. In addition, although less common, some of our brokerage revenues are determined on the basis of the value of transactions or on credit spreads. For these reasons, decreases in trading volume or declining prices or credit spreads could have a material adverse effect on our business, financial condition and results of operations.

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

Many aspects of our business, like those of other brokerage firms, are subject to significant capital requirements. In the United States, the U.S. Securities and Exchange Commission, which we refer to as the “SEC,” the Financial Industry Regulatory Authority, which we refer to as “FINRA,” and various other regulatory bodies (including the Commodity Futures Trading Commission, which we refer to as the “CFTC,” and the National Futures Association, which we refer to as the “NFA,”) have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of the broker- dealer’s activities. We currently operate two U.S.-registered broker-dealers. In addition, we hold a 49% limited partnership interest in Aqua Securities, L.P., which we refer to as “Aqua,” a U.S. registered broker-dealer. These broker-dealers are each subject to SEC and FINRA net capital requirements.

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

Changes in legislation and in the rules and regulations promulgated by the SEC, the CFTC, the U.S. Department of Treasury, which we refer to as the “Treasury,” the FSA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions in the way we conduct our business. For example, the U.S. Congress, the Treasury, the Board of Governors of the Federal Reserve System and the SEC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. markets. In Europe, the implementation of the Markets in Financial Instruments Directive in Europe, which we refer to as the “MIFID,” in November 2007 involved wide-ranging changes to European financial services regulation. Future legislation and/or regulation, and uncertainties resulting from the possibility of legislation and/or regulation, could adversely impact our business. Failure to comply with any of these laws, rules or regulations could result in fines, limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon us. Further, new rules and regulations proposed, or which may be proposed, by the new U.S. president and his administration could have a significant impact on our business.

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

Due to our current customer concentration, a loss of more than one of our significant customers could harm our business, financial condition and results of operations.

For each of the years ended December 31, 2008 and 2007, and on a consolidated basis, our top 10 customers, collectively, accounted for approximately 32% and 40% of our total revenues, respectively. We have limited long-term contracts with these customers. If we were to lose more than one of these significant customers for any reason, including the recent consolidation in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our business, financial condition and results of operations would suffer.

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

Decline in the financial markets has also led to the exposure of several cases of financial fraud. If we were to have trading activity on an agency or principal basis with an entity engaged in defrauding investor or counterparties, we could bear the risk that the counterparty would not have the financial resources to meet their obligations, resulting in a credit loss. Similarly, we may engage in financial transactions with third parties that have been victims of financial fraud which may not have the financial resources to meet obligations to us.

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

In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. The exposure we have to less liquid markets, including emerging markets, exacerbates this risk because transactions in these markets tend to be more likely not to settle on a timely basis than transactions in liquid markets. Adverse movements in the prices of securities that are the subject of these transactions can increase the risk. In addition, widespread technological failure, natural disasters (e.g., tsunami and earthquakes) or communication failures, such as those which occurred as a result of the terrorist attacks on September 11, 2001 and the blackout in the eastern portion of the United States in August 2003. Similarly, actual or perceived credit difficulties or the insolvency of one or more large or visible market participants could cause market-wide credit difficulties or other market disruptions such as the events which occurred in 2008 and 2009 as a result of the bankruptcy or consolidation of certain financial institutions and contraction of the credit markets. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not fulfilling their obligations.

Transactions executed on a matched principal basis where the instrument has the same or similar characteristics to the counterparty may expose us to correlation risk. In this case, the counterparty’s inability to meet its obligations will also result in the value of the instrument declining. For example, if we were to enter into a transaction to sell to a customer a bond or structured note where the issuer or credit support provider was such customer’s affiliate, the value of the instrument would decline in value in tandem with the default. This correlation has the effect of magnifying the credit loss.

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

In emerging market countries, we primarily conduct business on an agency and matched principal basis, where the risk of counterparty default, inconvertibility events and sovereign default is greater than in more developed countries.

We enter into transactions in cash and derivative instruments primarily on an agency and matched principal basis with counterparties domiciled in countries in Latin America, Eastern Europe and Asia. Transactions with these counterparties are generally in instruments or contracts of sovereign or corporate issuers located in the same country as the counterparty. This exposes us to a higher degree of sovereign or convertibility risk than in more developed countries. In addition, these risks may be correlated risks. A correlated risk arises when the counterparty’s inability to meet its obligations will also correspond to a decline in the value of the instrument traded. In the case of a sovereign convertibility event or outright default, the counterparty to the trade may be unable to pay or transfer payment of an instrument purchased out of the country when the value of the instrument has declined due to the default or convertibility event. The current global financial crisis heightens the risk of sovereign or convertibility events in emerging markets similar to the events that occurred in previous financial downturns. Risk Management monitors the creditworthiness of emerging countries and counterparties on an ongoing basis and when the risk of inconvertibility or sovereign default is deemed to be too great, correlated transactions or all transactions may be restricted or suspended. However, there can be no assurance that these procedures will be effective in controlling these risks.

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

From a risk management perspective, we monitor risk on an end-of-day basis and desk managers generally monitor such exposure on a continuous basis. Any unmatched positions are intended to be disposed of in the short-term. However, due to a number of factors, including the nature of the position and access to the market on which we trade, we may not be able to match the position or effectively hedge its exposure and often may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market. Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in a loss. In addition, any principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our revenues, financial condition and results of operations for any particular reporting period.

We are generally subject to risks inherent in doing business in the international markets, particularly in the regulated brokerage industry, and any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction and our business could be adversely affected.

We currently provide services and products to customers in North America, Europe and the Asia-Pacific region through offices in New York and London, as well as Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Nyon, Paris, Seoul, Singapore, Sydney, Tokyo and Toronto and we may seek to further expand our operations. On a consolidated basis, revenues from foreign countries were $906.8 million, or 73.8% of total revenues, and $816.5 million, or 73.1% of total revenues, for the years ended December 31, 2008 and 2007, respectively. There are certain additional political, economic, legal, regulatory, operational and other risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

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

Historically, our operations have been substantially located in the United Kingdom and the United States. While we are expanding our business to new geographies, we are still highly concentrated in these geographies. Because we derived approximately 46.2% and approximately 26.2%, respectively, of our total revenues on a consolidated basis, for the year ended December 31, 2008, from our operations in the United Kingdom and the United States, respectively, and approximately 47.3% and approximately 27.0%, respectively, of our total revenues on a consolidated basis, for the year ended December 31, 2007, from our operations in the United Kingdom and the United States, respectively, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. Moreover, due to the concentration of our business in these geographies, our business is less diversified and, accordingly, is subject to greater regional risks than some of our competitors.

Our business is substantially concentrated on rates products and could be significantly affected by any downturn or negative fluctuations in the rates product market.

We offer our services in four broad product categories: rates, credit, foreign exchange and other asset classes. However, our brokerage revenues are substantially derived from our rates products, which accounted for approximately 49.5% and approximately 55.6% of our total brokerage revenues on a consolidated basis, for the years ended December 31, 2008 and 2007, respectively. While we focus on expanding and diversifying our product offerings, we are currently exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our operations on rates products subjects our results to a greater market risk than if we had a more diversified products offering.

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

A portion of our total revenues, approximately 1.6% and 1.7% on a consolidated basis for the years ended December 31, 2008 and 2007, respectively, is derived from the sale of market data to third parties. BGCantor

Market Data (formerly Cantor Market Data) is the exclusive source of real-time proprietary pricing and other data we derive for certain U.S. and European securities and derivatives. If customers cease buying data or making payments, or if new legislation or regulation were enacted affecting our right to sell or distribute this market data, it could have an adverse effect on our business.

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

In November 2007, the BGC Division, comprising the BGC businesses we acquired in the merger, completed a restatement of its financial statements with respect to errors related to accounting for certain intercompany transactions between the BGC Division and certain affiliates. Also in 2007, the management of the BGC Division identified a material weakness in its internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board, including the lack of a formal, documented closing process designed to identify key financial reporting risks. This weakness may have indicated a heightened risk that the BGC Division’s and the Company’s annual or interim financial statements could contain a material misstatement. During the course of 2008, we substantially completed the following initiatives which are aimed at addressing this weakness:

•	establishing what we believe are appropriate internal controls for the monthly closing process, including a more formal schedule and account substantiation and reconciliation tools;

•	establishing a single global general ledger with a standard global chart of accounts; and

•	taking steps aimed at ensuring that we have the appropriate staff within our organization.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.

Ongoing compliance with the Sarbanes-Oxley Act may require significant expenses and management resources that would need to be diverted from our operations and could require a restructuring of our internal controls over financial reporting. Any such expenses, time reallocations or restructuring could have a material adverse effect on our operations.

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

then the court could determine that the separation or the merger, as the case may be (or any component transaction thereof), violated applicable provisions of the U.S. Bankruptcy Code or applicable non-bankruptcy fraudulent transfer or conveyance laws. This determination would permit unpaid creditors, the bankruptcy trustee or debtor-in-possession to rescind the separation or the merger, as the case may be (or component transaction thereof), to recover the consideration transferred or an amount equal to the value thereof from us, or to subordinate or render unenforceable the debt incurred in furtherance thereof, or to require us or the holder of such debt to fund liabilities for the benefit of creditors. Our equity holders and creditors held liable as a result of such a determination would be adversely affected to the extent each is required to surrender value to satisfy its liability.

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

•	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities, including Cantor’s and our brokerage and financial services;

•	labor, tax, employee benefits, indemnification and other matters arising from the separation or the merger;

•	intellectual property matters;

•	business combinations involving us;

•	conflicts between our agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

•	competition between our and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses;

•	the nature, quality and pricing of administrative services to be provided by Cantor and/or Tower Bridge International Services, L.P., which we refer to as “Tower Bridge”; and

•	provision of clearing capital and potential loans.

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

The market price of our Class A common stock has declined substantially in recent months and may continue to fluctuate significantly from time to time as a result of many factors, including:

•	investors’ perceptions of our prospects;

•	investors’ perceptions of the prospects of the brokerage business and more broadly, the financial services industry;

•	decline in general economic conditions;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	fluctuations in quarterly operating results;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	changes or trends in our industry, including price volatility, trading volumes, competitive or regulatory changes or changes in the brokerage business;

•	developments in our business or in the financial sector generally, including the effect of direct governmental action in financial markets generally and with respect to future exchanges in particular;

•	adverse resolution of new or pending litigation against us;

•	additions or departures of key personnel; and

•	broad market fluctuations.

In particular, announcements of potentially adverse developments, such as proposed regulatory changes, new government investigations or the commencement or threat of litigation against us, as well as announced changes in our business plans or those of our competitors, could adversely affect the trading price of our stock, regardless of the likely outcome of those developments. Broad market and industry factors may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. Stock markets in general, and stock prices of participants in the financial services industry in particular, including us, have recently experienced significant price and volume fluctuations that have affected the market price for securities. The market price of our Class A common stock may continue to be subject to similar market fluctuations which may be unrelated to our operating performance or prospects, and increased volatility could result in a decline in the market price of our Class A common stock. Declines in the price of our Class A common stock may adversely affect our ability to recruit and retain key employees, including our working partners and other key professional employees.

The market price of our Class A common stock has fluctuated significantly and the market price of our Class A common stock may fluctuate in the future. In addition, future sales of shares of Class A common stock could adversely affect the market price of our Class A common stock. BGC Partners stockholders, other than Cantor and its affiliates, could be diluted by such future sales and be further diluted upon exchange of BGC Holdings limited partnership interests into our common stock and upon issuance of additional BGC U.S. and BGC Global limited partnership interests to BGC Holdings as a result of future issuances of BGC Holdings limited partnership interests. We have also repurchased shares of our Class A common stock from time to time, and may actively do so or cease doing so at any time.

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

We have registered under the U.S. Securities Act of 1933, as amended, which we refer to as the “Securities Act,” 30,430,000 shares of common stock, which are reserved for issuance upon exercise of options, restricted stock and other incentive compensation granted under our Long-Term Incentive Plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. We may in the future register additional shares of common stock under the Securities Act that become reserved for issuance under our Long-Term Incentive Plan or other benefit plans. In addition, we have registered under the Securities Act 425,000 shares of common stock issuable under our stock purchase plan.

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

•

(1) 1,100,000 of the 3,160,215 BGC Holdings founding partner interests held by Mr. Amaitis at the closing of the merger became exchangeable upon the closing of the merger, (2) 40% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the second anniversary of the closing of the merger, (3) 60% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the third anniversary of the closing of the merger, (4) 80% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the fourth anniversary of the closing of the merger, and (5) 100% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the fifth anniversary of the closing of the merger (and any exchange of founding partner interests by Mr. Amaitis will be subject to the terms and conditions of the BGC Holdings limited partnership agreement and the Amaitis letter agreement), with the shares received by Mr. Amaitis upon exchange being immediately saleable, subject to applicable law. Exchangeability of certain of the shares which would have become exchangeable on the fifth anniversary of the closing of the merger was accelerated in connection with Mr. Amaitis’ donation of shares in connection with the 2008 Charity Day; and

•

(1) 600,000 of the 2,515,898 BGC Holdings founding partner interests held by Mr. Lynn at the closing of the merger became exchangeable upon the closing of the merger, (2) 40% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the second anniversary of the closing of the merger, (3) 50% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the third anniversary of the closing of the merger, (4) 60% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the fourth anniversary of the closing of the merger, (5) 70% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the fifth anniversary of the closing of the merger, (6) 80% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the sixth anniversary of the closing of the merger, (7) 90% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the seventh anniversary of the closing of the merger, and (8) 100% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the eighth anniversary of the closing of the merger (and any exchange of founding partner interests by Mr. Lynn will be subject to the terms and conditions of the BGC Holdings limited partnership agreement and the Lynn letter agreement), with the shares received by Mr. Lynn upon exchange being immediately saleable, subject to applicable law.

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

On April 1, 2009, the 12-month anniversary of the completion of the merger, Cantor is scheduled to distribute an aggregate of 6,430,702 shares of Class A common stock (5,986,205 shares with respect to retained partners and 444,497 shares with respect to founding partners). These share amounts reflect the fact that certain retained partners have terminated service since the completion of the merger, with the result that they are not eligible to receive an accelerated distribution of their distribution rights shares on April 1, 2009. Upon the completion of this scheduled distribution, the aggregate number of remaining shares of Class A common stock that Cantor is required to distribute to retained and founding partners will be 19,715,038 shares of Class A common stock (17,060,553 shares with respect to retained partners and 2,654,485 shares with respect to founding partners).

Cantor may fund the 6,430,702 shares of Class A common stock scheduled to be delivered on April 1, 2009 in satisfaction of its distribution rights obligations by using: (i) shares of Class A common stock owned of record by it, (ii) shares of Class A common stock receivable upon conversion by Cantor of shares of Class B common stock, (iii) shares of Class A common stock receivable upon exchange by Cantor of BGC Holdings exchangeable limited partnership units, or (iv) any combination of the above. Cantor has not yet determined how it will fund the 6,430,702 distribution rights shares.

Anniversary of the merger (April 1, 2008)	Number of shares of our common stock that are required to be distributed by Cantor in respect of the distribution rights(1)
12 month	6,430,702
18 month	6,983,152
24 month	8,328,885
30 month	1,187,837
36 month	2,989,493
108 month	225,671

Total	26,145,740

(1)	As of December 31, 2008.

In addition to the table above, the managing general partner of Cantor will be able to grant earlier distribution of the shares in its discretion, as it did with respect to an additional 6,073,355 shares and 458,369 shares in connection with our public offering in June 2008 and stock repurchases by us in September 2008, respectively. Similarly, in connection with the founding partners’ charitable donations, on December 1, 2008, Cantor agreed to accelerate the distribution of the aggregate 519,276 distribution rights shares solely to permit such founding partners to donate such shares to The Cantor Fitzgerald Relief Fund. Cantor also agreed, on December 1, 2008, to allow one founding partner to exchange 521,957 additional BGC Holdings limited partnership units for 521,957 shares of Class A common stock, and to accelerate the exercisability of 484,445 of Mr. Amaitis’ BGC Holdings limited partnership units (which would have otherwise become exercisable on the fifth anniversary of the Merger) for 484,445 shares of Class A common stock, in each case solely to permit such founding partner to donate such exchange shares to The Cantor Fitzgerald Relief Fund. In addition, the Company, as the general partner of BGC Holdings, agreed to remove the contractual transfer restrictions on the aggregate 1,006,402 exchange shares solely to permit such founding partners to donate such shares to The Cantor Fitzgerald Relief Fund.

In addition, we have issued shares of our common stock, warrants and convertible preferred stock and granted registration rights in connection with certain of our strategic alliances.

As of December 31, 2008, during the 2008 calendar year, we repurchased common stock for a total of $19.2 million. The 4,011,072 reacquired shares were designated treasury shares and will be used for general corporate purposes. As of December 31, 2008, $40.3 million was remaining from the authorization of our board of directors and our audit committee to repurchase our Class A common stock, BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. We are continuing to make stock repurchases in 2009 and from time to time we may actively repurchase shares and may cease making repurchases at anytime.

Because our voting control is concentrated among the holders of Class B common stock, the market price of Class A common stock may be adversely affected by disparate voting rights.

As of December 31, 2008, Cantor beneficially owned 80.3% of our voting power. As long as Cantor beneficially owns a majority of our combined voting power, it will have the ability, without the consent of the public stockholders, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, such as when transferred to an entity controlled by Cantor or Howard W. Lutnick, the shares of Class B common stock issued to Cantor may be transferred without conversion to Class A common stock.

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

We are a holding company with no independent means of generating revenues. Any dividends declared by us and all applicable taxes payable in respect of our net taxable income, if any, are paid from distributions to us from BGC U.S. and BGC Global. To the extent that we need funds to pay dividends or to pay taxes on our share of BGC U.S.’s and BGC Global’s net taxable income, or to repurchase shares of our common stock or BGC Holdings exchangeable limited partnership interests or if we need funds to pay dividends, make repurchases or for any other purpose, and either BGC U.S. or BGC Global or their respective subsidiaries are restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition and results of operations and our ability to declare dividends. In addition, any unanticipated accounting or other charges against net income could adversely affect our ability to pay dividends, taxes and other expenses and to make repurchases.

We may not be able to pay dividends on our common stock.

We are a holding company with no direct operations and will be able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. and BGC Global. BGC U.S. and BGC Global intend to distribute to their limited partners, including us, on a pro rata and quarterly basis, cash that is not required to meet BGC U.S.’s and BGC Global’s anticipated business needs. As a result, BGC U.S.’s and BGC Global’s ability, and in turn our ability, to make any distributions will depend upon the continuing profitability and strategic and operating needs of our business, including various capital adequacy and clearing capital requirements promulgated by regulatory, banking and exchange authorities to which our subsidiaries are subject. We expect to pay not less than 75% of our post-tax distributable earnings per fully diluted share as cash dividends to all common stockholders, with the balance of such distributable earnings to be available to repurchase shares of our common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. Our board of directors and our audit committee have authorized repurchases of our common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor or our executive officers, at the volume weighted average price, to the extent available, of such securities on the date on which such purchase or repurchase is made, or, in some cases, at the closing stock price. As of December 31, 2008, we had $40.3 million remaining under this stock repurchase authorization and are continuing to make stock repurchases in 2009 and from time to time, we may actively repurchase shares and may cease making purchases at anytime. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in BGC U.S.’s and BGC Global’s respective businesses, although we have no current plans to do so nor do we expect to so long as we maintain our current dividend policy. As a result, there can be no assurance that future dividends will be paid. See “Dividend Policy”.

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

Our bylaws provide that special meetings of stockholders may be called only by the Chairman of our board of directors, or in the event the Chairman of our board of directors is unavailable, by the Chief Executive Officer or by the holders of a majority of the voting power of our Class B common stock, which is held by Cantor and CFGM, the managing general partner of Cantor, an entity controlled by our Chairman and Chief Executive Officer, Howard W. Lutnick. In addition, our certificate of incorporation permits us to issue “blank check” preferred stock.

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

We have offices in the United States, United Kingdom and Asia. Our principal executive offices are located at space at 499 Park Avenue, New York, New York. For 2008, such rental expense for our executive offices was approximately $0.2 million and anticipated to be approximately $0.2 million in 2009. We also occupy a large space at 199 Water Street, New York, New York. Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the 16-year term of the lease for such spaces.

Our largest presence outside of the New York metropolitan area is in London. In the second quarter of 2006, we relocated our principal London office to One Churchill Place, Canary Wharf.

We occupy a concurrent computing center in Rochelle Park, New Jersey and a Midwest data center in Chicago, Illinois. In March 2007, we opened an additional data center in Trumbull, Connecticut. Our U.S. operations also lease office space in Boston, Massachusetts, Chicago, Illinois, Dallas, Texas, Los Angeles, California and Shrewsbury, New Jersey. In addition to our London location, our foreign operations lease office space in Hong Kong and Singapore. We believe that our facilities are adequate for our current operations. We believe that out facilities are adequate for our current operations and that we could potentially accommodate at least another 400 employees worldwide without acquiring additional space.

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

Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies, when a legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. Other than what is discussed below, at March 1, 2009 there were no material legal contingencies for which the Company can estimate a possible loss or a range of losses.

The National Australia Bank Limited, which we refer to as “NAB,” has filed a claim against BGC International, which we refer to as “BGCI,” and BGC Capital Markets (Japan) LLC (formerly known as Cantor Fitzgerald LLC), which we refer to as “BGC Capital Markets (Japan).” From September 2001 through January 2004, NAB employees who traded in foreign exchange options allegedly lost substantial amounts of money and allegedly overstated the positions which they held. NAB claims that it was the object of conduct by BGCI and BGC Capital Markets (Japan) and certain traders on NAB’s currency options desk, whereby BGCI and BGC Capital Markets (Japan) allegedly provided misleading and deceptive independent revaluation rates to NAB’s middle office, which were then purportedly relied upon by NAB. NAB alleges that the supply of these revaluation rates prevented NAB from discovering the true position of the currency options portfolio and that it subsequently sustained trading losses of AUD 311 million (or, based on an exchange rate of .6972 at December 31, 2008, approximately $217 million). The 2006 NAB annual report claims that NAB’s total loss amounted to AUD 539 million (or, based on an exchange rate of .6972 at December 31, 2008, approximately $376 million), implying that its consequential losses amounted to AUD 228 million (or, based on an exchange rate of .6972 at December 31, 2008, approximately $159 million). BGCI and BGC Capital Markets (Japan) have investigated and are investigating the legal and factual basis of the NAB allegations. At this time, based on the information provided, BGCI and BGC Capital Markets (Japan) believe that they have substantial defenses in respect of the losses claimed by NAB. Accordingly, BGCI and BGC Capital Markets (Japan) do not believe that they are responsible for the losses claimed by NAB. While no specific request for damages is alleged, the amount claimed is expected to be in excess of $600 million. If BGCI and BGC Capital Markets (Japan) do not prevail, BGCI and BGC Capital Markets (Japan) could be subject to substantial liability, and in any event, would likely incur significant legal and other costs in connection with the defense of any such action; however, at this time, we are unable to estimate a loss or range of losses. Any such losses of BGC U.S. and BGC Global from this litigation will be allocated to BGC Holdings pursuant to the BGC U.S. limited partnership agreement and the BGC Global limited partnership agreement (see “Certain Relationships and Related Transactions—Amended and Restated Limited Partnership Agreements of BGC U.S. and BGC Global—Distributions”). The impact of such a loss could be material to our results of operations, financial condition or cash flows.

On February 15, 2006, the SEC issued a formal order of investigation into trading by certain inter-dealer brokers in the government and fixed income securities markets. The formal order alleges that the broker-dealers named therein, including us (1) may have made fictitious quotations or made false or misleading statements about the prices at which U.S. Treasury or other fixed income securities would be purchased or sold, (2) may have fabricated market quotations or trading activity in U.S. Treasury or other fixed income securities to stimulate trading and to generate commissions, (3) may have engaged in “front running” or “interpositioning,” (4) may have engaged in fraudulent, deceptive or manipulative acts to induce the purchase or sale of government securities, (5) may have failed to keep and preserve certain books and records as required by the SEC and/or the Treasury and (6) may have failed to supervise with a view to preventing violations of applicable rules and regulations as required by the Exchange Act. We are cooperating in the investigation. Our management believes that, based on the currently available information, the final outcome of the investigation will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

In August 2004, TT commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International Ltd., ECCO LLC and ECCO Ware LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes our case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and ECCO’s products fall outside the scope of TT’s patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed and ECCO’s products. As a result, the remaining products at issue in the case were the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since around the end of 2004. TT moved for reconsideration of that summary judgment ruling which the court denied. The trial began on September 10, 2007 and ended on October 4, 2007. On October 10, 2007 a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded damages in the amount of $3.5 million. On January 3, 2008, the court granted eSpeed’s motion for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for new trial. On February 6, 2008, eSpeed’s remittitur motion was conditionally granted and on February 12, 2008, TT accepted the remittitur. Accordingly, the principal amount of the verdict has been reduced to $2,539,468. Additionally, TT’s motion for pre-judgment interest was granted and interest was set at the prime rate, compounded monthly. A hearing on inequitable conduct was held on April 3-4, 2008. On May 7, 2008, the court held that TT did not engage in inequitable conduct during the prosecution of the patents in suit. On May 23, 2008, the court granted TT’s motion for a permanent injunction, and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were taxed in the amount of $3,321,775.78 against eSpeed. eSpeed filed a motion to strike and objections to these costs, which has been stayed pending resolution of the appeals referred to below. Both parties have appealed to the United States Court of Appeals for the Federal Circuit. If TT ultimately prevails in the litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. We are unable to estimate a possible loss or range of losses in connection with an appeal of this matter.

In addition to the matters discussed above, the Company is involved in other legal proceedings that have arisen in the ordinary course of business. None of the currently pending matters is expected to have a material adverse impact on the Company’s financial position but may be material to the Company’s results of operations or cash flows in a given period.

The outcome of such items cannot be determined with certainty; therefore we cannot predict what the eventual loss or range of loss related to such matters will be. Our management believes that, based on currently available information, the final outcome of these current pending matters will not have a material effect on our cash flow, results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 8, 2008, we held our annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting or until their successors have been duly elected and qualified: Howard W. Lutnick, John H. Dalton, Catherine P. Koshland, Barry R. Sloane and Albert M. Weis.

The votes with respect to the election were cast in the following manner:

NAME	FOR	WITHHELD
	(Number of Votes)
Howard W. Lutnick	347,717,212	16,557,056
John H. Dalton	358,818,934	9,455,334
Catherine P. Koshland	354,818,634	9,455,634
Barry R. Sloane	354,816,364	9,457,904
Albert M. Weis	354,803,403	9,470,865

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Class A Common Stock

Our Class A common stock is traded in the Nasdaq Global Market under the symbol “BGCP.” There is no public trading market for our Class B common stock which is held by Cantor. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system.

The Company declared quarterly dividends of $0.13, $0.10 and $0.04 for the second, third and fourth quarters of 2008, respectively.

	High	Low
2009
First Quarter (through March 2, 2009)	$3.24	$1.40

2008
First Quarter	$12.97	$10.62
Second Quarter	$12.11	$6.90
Third Quarter	$7.73	$3.35
Fourth Quarter	$4.59	$2.15

2007
First Quarter	$9.80	$7.22
Second Quarter	$11.28	$8.50
Third Quarter	$9.00	$7.02
Fourth Quarter	$11.64	$8.51

On March 2, 2009, the last reported closing price of our Class A common stock on the NASDAQ Global Market was $1.40. As of March 2, 2009, there were 360 holders of record of our Class A common stock and 2 holders of record of our Class B common stock.

Dividend Policy

Our board of directors has authorized a dividend policy which provides that we expect to pay not less than 75% of our post-tax distributable earnings per fully diluted share (defined below) as cash dividends to all common stockholders, with the balance of such distributable earnings to be available to repurchase shares of our common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. We calculate our “post-tax distributable earnings” generally as our GAAP income (loss) from continuing operations before minority interest and income taxes and excluding certain non-cash compensation and other non-cash expenses as well as non-cash undistributed income or non-cash losses from our equity investments, adjusted to assume that such earnings were taxed at the same effective tax rate as BGC Partners, Inc. (please see below for a more detailed definition of post-tax distributable earnings).

Our board of directors and our audit committee have authorized repurchases of our common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor or our executive officers, at the volume weighted average price, to the extent available of such securities on the date on which such purchase or repurchase is made all of which is currently available. As of December 31, 2008, we had $40.3 million remaining under this authorization and may continue to actively make repurchases or cease to make repurchases, from time to time. We expect to pay such dividends, if and when declared by our board of directors and our audit committee, on a quarterly basis. The dividend to stockholders is expected to be calculated based on post-tax distributable earnings allocated to BGC Partners, Inc. and generated over the fiscal quarter ending prior to the record date for the dividend.

We are a holding company with no direct operations and therefore we are able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. and BGC Global.

The declaration, payment, timing and amount of any future dividends payable by us will be at the sole discretion of our board of directors. Our ability to pay dividends may also be limited by regulatory considerations as well as covenants contained in future financing or other agreements. In addition, under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Accordingly, any unanticipated accounting or other charges against net income may adversely affect our ability to declare dividends. While we intend to declare and pay dividends quarterly, there can be no assurance that our board of directors will declare dividends at all or on a regular basis or that the amount of dividend will not change.

Certain Definitions

“Pre-tax distributable earnings “and “post-tax distributable earnings” are supplemental measures of operating performance used by management to evaluate the financial performance of BGC Partners and its subsidiaries. We believe that distributable earnings best reflects the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers available for distribution to BGC Partners, Inc. and its common stockholders as well as to holders of BGC Holdings partnership units during any period. As compared with “income (loss) from continuing operations before minority interest and income taxes”, “net income (loss) for fully diluted shares,” and “fully diluted earnings per share,” all prepared in accordance with GAAP, distributable earnings calculations exclude certain non-cash compensation and other expenses which do not involve the receipt or outlay of cash by BGC Partners, and which do not dilute existing stockholders, and which do not have economic consequences, as described below.

Pre-tax distributable earnings are defined as GAAP income (loss) from continuing operations before minority interest and income taxes and exclude non-cash, non-dilutive, and non-economic items, including, for example:

•

Non-cash stock based equity compensation charges, for equity granted or issued prior to the merger of BGC Partners with and into eSpeed, as well as post-merger non-cash, non-dilutive equity-based compensation related to founding partner units and REUs;

•	Non-cash undistributed income or non-cash loss from BGC Partners’ equity investments, including Aqua and ELX;

•	Allocation of net income to founding/working partner units and REUs; and

•	Non-cash asset impairment charges, if any.

Since distributable earnings are calculated on a pre-tax basis, management intends to also report “post-tax distributable earnings” and “post-tax distributable earnings per fully diluted share”:

•	Post-tax distributable earnings are defined as pre-tax distributable earnings adjusted to assume that all pre-tax distributable earnings were taxed at the same effective rate.

•	Post-tax distributable earnings per fully diluted share are defined as post-tax distributable earnings divided by the weighted average number of fully diluted shares for the period.

Fully-diluted weighted average shares outstanding for calculating distributable earnings per share include:

•	Basic weighted average shares outstanding for the period

•	Weighted average founding and working partner units outstanding for the period

•	Weighted average BGC Holdings exchangeable limited partnership units held by Cantor outstanding for the period

•	REUs, RSUs, options and warrants determined to be dilutive, as calculated using the treasury stock method, for the period

In addition to the pro rata distribution of net income to BGC Holdings founding partner units and to Cantor for its minority interest, BGC Partners, Inc. also expects to pay a quarterly dividend to its stockholders. The amount of all of these payments is expected to be determined using the same definition of distributable earnings.

Distributable earnings is not meant to be an exact measure of cash generated by operations and available for distribution, nor should it be considered in isolation or as an alternative to cash flow from operations or income (loss) for fully diluted shares. Distributable earnings is a metric that is not necessarily indicative of liquidity or cash to fund our operations.

Pre- and post-tax distributable earnings are not intended to replace the presentation of BGC Partners, Inc.’s GAAP financial results. However, management does believe that they will help provide investors with a clearer understanding of the Company’s financial performance and offer useful information to both management and investors regarding certain financial and business trends related to our financial condition and results from operations. Management believes that distributable earnings and the GAAP measures of the Company’s financial performance should be considered together.

Issuer Purchases of Equity Securities

On August 5, 2004, our Board of Directors authorized the repurchase of up to $100 million of outstanding Class A common stock to replace the remaining $20.5 million authorized from the prior plan. As of December 31, 2008, approximately $40.3 million from this plan was available for further share repurchases. From time to time, we may actively repurchase shares. As of December 31, 2008, we had repurchased an aggregate of 10.4 million shares of our Class A common stock for a total purchase price of approximately $81.3 million. The reacquired shares have been designated treasury shares and will be used for general corporate purposes. We have continued to make purchases in the first quarter of 2009 and may actively purchase shares from time to time.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2008. This selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Revenues:
Commissions	$871,198	$802,956	$599,486	$446,378	$311,787
Principal transactions	247,404	205,049	134,939	119,586	125,272

Total brokerage revenues	1,118,602	1,008,005	734,425	565,964	437,059
Fees from related parties	76,126	53,809	28,638	15,244	11,073
Market data	19,404	18,981	17,409	16,283	14,307
Software solutions	7,780	10,983	16,981	15,534	13,418
Interest income	11,813	22,968	31,086	15,208	4,500
Other revenues	2,276	2,895	26,203	5,155	10,331
(Losses) gains on equity investments	(7,069)	(715)	102	—	—

Total revenues	1,228,932	1,116,926	854,844	633,388	490,688
Expenses:
Compensation and employee benefits	819,413	649,507	560,016	434,862	232,028
Allocation of net income to founding/working partner units	10,849	—	—	—	—
Allocation of net income to REUs	551	—	—	—	—

Total compensation and employee benefits	830,813	649,507	560,016	434,862	232,028
Other expenses	388,345	424,745	392,036	282,356	183,355

Total expenses	1,219,158	1,074,252	952,052	717,218	415,383

Income (loss) from continuing operations before minority interest and income taxes	9,774	42,674	(97,208)	(83,830)	75,305
Minority interest	19,368	2,352	—	—	—
Provision (benefit) for income taxes	20,115	9,320	(1,547)	(9,267)	16,036

(Loss) income from continuing operations	(29,709)	31,002	(95,661)	(74,563)	59,269
Loss from discontinued operations	—	—	(646)	(145)	—
Income tax (provision) benefit from discontinued operations	—	—	(4)	28	—
Cumulative effect of a change in accounting principle	—	—	(10,080)	—	—

Net (loss) income available to common stockholders	$(29,709)	$31,002	$(106,391)	$(74,680)	$59,269

Per share data:
Basic (loss) earnings per share	$(0.28)	$0.17	$(0.58)	$(0.40)	$0.31

Fully diluted (loss) earnings per share	$(0.28)	$0.17	$(0.58)	$(0.40)	$0.31

Basic weighted average shares of common stock outstanding	105,771	184,326	184,074	185,209	188,838

Fully diluted weighted average shares of common stock outstanding	105,771	185,482	184,074	185,209	190,178

Cash and cash equivalents	$204,930	$277,299	$130,888	$164,437	$39,099
Total assets	$1,068,341	$1,377,629	$1,497,624	$1,233,043	$823,785
Long-term debt	$150,000	$196,818	$248,896	$154,318	$—
Total liabilities	$624,560	$905,952	$1,072,764	$744,318	$381,293
Total stockholders’ and members’ equity	$188,250	$469,325	$424,860	$488,725	$442,492

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners, Inc. financial condition and results of operations should be read together with BGC Partners, Inc. consolidated financial statements and notes to those statements, included elsewhere in this document. When used herein, the terms “BGC Partners,” “BGC” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to:

•

our relationship with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”) and any related conflicts of interest, competition for and retention of brokers and other managers and key employees, reliance on Cantor for liquidity and capital and other relationships;

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	liquidity, clearing capital requirements and the impact of recent credit market events;

•	market conditions, including trading volume and volatility, and further deterioration of the equity and debt capital markets;

•	economic or geopolitical conditions or uncertainties;

•	the extensive regulation of the Company’s businesses, changes in regulations relating to the financial services industry, and risks relating to compliance matters;

•	factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk, as well as counterparty failure;

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

•	the ability to hire new personnel;

•	the ability to expand the use of technology for our hybrid platform, including screen-assisted, voice-assisted and fully electronic trading;

•	effectively managing any growth that may be achieved;

•

financial reporting, accounting and internal control factors, including identification of any material weaknesses in our internal controls and our ability to prepare historical and pro forma financial statements and reports in a timely manner;

•	the effectiveness of risk management policies and procedures;

•

the ability to meet expectations with respect to payment of dividends, distributions and repurchases of our common stock or purchases of BGC Holdings, L.P. (“BGC Holdings”) limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, and our employees; and

•	the risks and other factors described herein under the heading “Item 1A—Risk Factors.”

The foregoing risks and uncertainties, as well as those risks discussed under the heading “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the SEC, and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2008, 2007 and 2006, respectively. This discussion is provided to increase the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Report.

Overview

BGC Partners is a leading global inter-dealer broker specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners provides a full range of services, including execution, clearing, processing and other back office services. Through its eSpeed and BGCantor Market Data brands, BGC Partners also offers financial technology solutions and market data and analytics related to select financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks and investment firms. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, screen-assisted, voice-assisted or, where available, fully electronic brokerage services in connection with transactions executed either OTC or through an exchange. BGC Partners has offices in New York and London, as well as in Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Nyon, Paris, Seoul, Singapore, Sydney, Tokyo and Toronto.

Prior to the events of September 11, 2001, BGC Partners’ brokerage business was widely recognized as one of the leading full-service wholesale inter-dealer brokers in the world. After September 11, 2001 and the loss of the majority of its U.S.-based employees, its brokerage business operated primarily in Europe. In August 2004, Cantor announced the restructuring of its inter-dealer brokerage business, renaming it “BGC,” in honor of B. Gerald Cantor, Cantor’s co-founder and a pioneer in screen brokerage services and fixed income market data products. Over the past three years, BGC Partners has re-established its U.S. presence and has continued to expand its global presence through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, BGC Partners has been able to expand its presence in key markets and position its business for sustained growth.

In May 2005, BGC Partners acquired Euro Brokers for approximately $97.3 million. With this acquisition, BGC Partners re-established its presence in the U.S. and added approximately 325 brokers worldwide. In September 2005, BGC Partners completed its acquisition of ETC Pollak, an inter-dealer broker based in Paris, for approximately $13.1 million, adding approximately 70 brokers.

In November 2006, BGC Partners acquired Aurel Leven for $18.2 million. Aurel Leven is an independent inter-dealer broker in Paris, active in the equities, equity derivatives and fixed income markets. This acquisition added scale to BGC Partners’ equity derivatives franchise and expanded its reach into Europe, adding approximately 75 brokers. In December 2006, BGC Partners acquired AS Menkul, an established broker in Turkey, for $1.6 million. AS Menkul is a member of the Istanbul Stock Exchange and, as such, has direct access to the Turkish equities market and the Turkish electronic bond market.

In December 2007, BGC Partners and 11 other leading financial institutions announced the establishment of a fully electronic futures exchange, ELX. BGC Partners, through a subsidiary, holds approximately a 25% interest in the exchange.

In March 2008, BGC Partners acquired Radix for $5.2 million. Radix is an OTC energy broker based in Singapore. This acquisition will enable BGC Partners to offer its clients voice and electronic brokerage services in the world’s energy markets for the first time, with products including crude oil, fuel oil, naptha and middle distillates.

In August 2008, BGC entered into a purchase agreement to acquire Liquidez Distribuidora de Titulos e Valores Mobiliarios Ltda. (“Liquidez”), a Brazilian financial institution and interdealer broker with offices in Sao Paulo and Rio de Janeiro, for approximately $15 million. This acquisition would enable BGC to enter the Brazilian economy, which is fast becoming one of the world’s major economies, and would provide a platform for further expansion in Brazil and Latin America. The purchase transaction is subject to the approval of the Central Bank of Brazil (“Central Bank”), CMN and the President of the Federative Republic of Brazil. The application for approval, which includes a business plan, was submitted to the Central Bank on November 28, 2008 and is pending approval. The parties are currently discussing certain amendments to the financial terms of the purchase agreement. We expect that the closing of the transaction, if any, would be in the first half of 2009; and

In March 2009, we announced that we were granted preliminary approval by the China Banking Regulatory Commission (“CBRC”) to establish a money broking joint venture company with China Credit Trust Co., Ltd. (“CCT”). The joint venture, named China Credit BGC Money Broking Company Limited, will seek final approval later in the year. China Credit BGC will be based in Beijing, China and will be the first broking company of its kind to operate in that city as part of a Chinese government pilot program. Subject to final approval, China Credit BGC plans to provide domestic and international broking services for foreign exchange, bond, money market, and derivatives products. The Company will hold a 33% stake in China Credit BGC, which is the highest percentage shareholding currently permitted to be held by a foreign investor in a Chinese money broker at the present time.

Additionally, BGC Partners has also added departments and staff to many product desks globally to facilitate growth in its business. Through these actions, BGC Partners has been able to expand its presence in key markets and position its business for sustained growth.

The Merger

On April 1, 2008, BGC Partners, LLC merged with and into eSpeed to form BGC Partners. eSpeed is a leader in developing and deploying electronic marketplaces and related trading technology that offers traders access to some of the most liquid, efficient and neutral financial markets in the world. eSpeed is an innovator in its core electronic marketplaces, the government bond markets of the world. The merger combined eSpeed’s electronic marketplaces and related electronic trading technology expertise in the government bond and its other markets with BGC Partners’ inter-dealer brokerage businesses. Management believes this combination will position BGC Partners as one of the few inter-dealer brokers with hybrid capabilities and technology thus allowing them to offer superior execution to its clients and drive higher trading volumes. Prior to the merger, BGC Partners and eSpeed had a strong relationship through the JSA under which revenues for certain services shared. Management believes that the merger will help drive efficiencies and align the interests of both firms so that they can better focus eSpeed’s technology on supporting BGC Partners’ brokerage services.

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

In more recent months and in certain markets in which we broker, this growth has slowed, which has adversely affected the revenue growth for inter-dealer brokers. We believe, however that recent increases in primary issuance suggest an eventual increased secondary market activity across our brokerage desks. For example, as G-20 governments continue to fund financial system rescues and fiscal stimulus packages in order to deal with the global recession, we expect such sovereign debt issuances to increase dramatically through 2009. This would help to grow volumes across our suite of rates products. In addition, there are signs that the investment grade credit markets are thawing, which has led to more U.S. corporate debt issuance in notional terms in January 2009 than in each of the preceding six months. This has helped our credit revenues. While we believe volumes in our key markets will continue to grow over the long-term, we cannot say with certainty exactly when volumes will again accelerate in the near-term.

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

Finally, the heightened levels of volatility in commodity, currency, interest rate, equity and credit markets have led to continued demand for hedging and risk mitigation by market participants, which, in turn, has led to growth in commodity, equity, interest rate and credit derivatives and currency options markets over the past decade. We believe this additional volatility, the increasing utilization of derivatives and the continual development of new products, among other factors, will continue to drive growth in the industry in the long term.

There has recently been a great deal of movement by regulators and market participants towards creating central clearing mechanisms for credit derivatives and other OTC products. We generally favor open and non-discriminatory central clearing in every OTC market in which we broker. This is because we successfully broker OTC products that already have central clearing, such as U.S. Treasuries, which are cleared by the DTCC, and European interest rate swaps, which clear through LCH. In addition, we profitably broker a number of exchange traded and thus centrally cleared products, including listed equities, options, and futures. We also do not receive any revenue for clearing the remainder of our brokered products, which involve name-give-up transactions that are bilaterally cleared by our clients themselves. Therefore, there is no revenue for BGC to lose to a central clearer. It has been our experience that central clearing improves efficiency and leads to higher volumes, which increases revenues, and hastens electronification, which leads to greater profitability. Finally, we get paid significantly faster by clearing organizations for centrally cleared trades than we do on commissions for name-give-up trades. Therefore our receivables should be reduced as central clearing comes to more OTC products, and this would improve our cash position.

As some of our largest customers reduce their staffing levels in many of the markets in which we operate, full-service inter-dealer brokers may see increased opportunity to be the outsourced provider of market intelligence, operational expertise and liquidity to help our clients as these seek to operate in the current uncertain economic climate. BGC Partners has invested significantly to capitalize on the current business environment through acquisitions, technology spending and the hiring of new brokers. The business climate for these acquisitions has been competitive and it is expected that these conditions will persist for the foreseeable future. BGC Partners has been able to attract businesses and brokers to its platform as it believes they recognize that BGC Partners has the scale, technology, experience and expertise to succeed in the current business environment.

Financial Overview

Revenues

Our revenues are derived primarily from brokerage commissions charged for either agency or matched principal transactions, fees charged for market data and analytics products, software solutions, fees from related parties and interest income.

Brokerage

We earn revenues from inter-dealer voice brokerage services on both an agency and matched principal basis. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. Principal transaction revenues are primarily derived from matched principal transactions whereby revenues are earned on the spread between the buy and the sell price of the brokered security, commodity or derivative. Customers either see the buy or sell price on a screen or are given this information over the phone. The brokerage fee is then added to the buy or sell price, which represents the spread we earn as principal transactions revenues. On a limited basis, we enter into unmatched principal transactions to facilitate a customer’s execution needs for transactions initiated by such customers, or for the purpose of proprietary trading. We also provide market date products for selected financial institutions.

We offer our brokerage services in four broad product categories: rates, credit, foreign exchange and other asset classes. The chart below details brokerage revenues by product category and by voice/hybrid versus fully electronic (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Brokerage revenue by product (actual results)(1):
Rates	$554,104	$560,341	$465,747
Credit	307,488	229,121	167,728
Foreign exchange	140,858	135,811	84,063
Other asset classes	116,152	82,732	16,887

Total brokerage revenues	$1,118,602	$1,008,005	$734,425

Brokerage revenue by product (percentage):
Rates	49.5%	55.6%	63.4%
Credit	27.5	22.7	22.8
Foreign exchange	12.6	13.5	11.5
Other asset classes	10.4	8.2	2.3

Total brokerage revenues	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$1,051,498	$915,840	$643,924
Fully electronic	67,104	92,165	90,501

Total brokerage revenues	$1,118,602	$1,008,005	$734,425

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	94.0%	90.9%	87.7%
Fully electronic	6.0	9.1	12.3

Total brokerage revenues	100.0%	100.0%	100.0%

(1)	Reclassifications of revenues across product categories may be reflected retroactively.

As the above table indicates, our brokerage operations in the rates product category produce a significant percentage of our total brokerage revenues. We expect that revenues from rates product brokerage operations will increase in absolute terms, but decline as a percentage of revenues as we continue to invest in expanding in other asset classes such as credit derivatives, foreign exchange, energy, commodities and equity-related products. Our brokerage revenue growth over the past three years was primarily driven by synergies arising from the integration of prior acquisitions and expansions, our broad product knowledge, and new product offerings. These factors have enabled us to provide our client base with robust services across global markets. This environment has resulted in significant growth in our rates, credit and foreign exchange products.

Our position as a leading broker is enhanced by our hybrid brokerage platform. We believe that the more complex, less liquid markets on which we focus often require significant amounts of personal and attentive service from our brokers. In more mature markets, we offer electronic trading capabilities to our customers through our eSpeed branded platform. Our hybrid platform allows our customers to trade on a voice, screen-assisted, voice-assisted or, where available, fully electronic basis, regardless of whether the trade is OTC or exchange-based, and to benefit from the experience and market intelligence of our worldwide brokerage network. Our electronic capabilities include clearing, settlement and other back office services as well as straight-through processing for our customers across several products. Furthermore, we participate in the operational leverage from our fully electronic platform. We believe our hybrid brokerage approach provides a competitive advantage over competitors who do not offer this full range of technology.

Rates

Our rates business is focused on government debt, futures and currency and interest rate derivatives, which are among the largest, most global and most actively traded markets. The main drivers of these markets are global macroeconomic forces such as growth, inflation, government budget policies and the volume of new issuance.

Credit

We provide our brokerage services in a wide range of credit instruments, including asset-backed securities, convertible bonds, corporate bonds, credit derivatives and high yield bonds. Since the introduction of the most fundamental form of credit derivative, the credit default swap, which we refer to as “CDS,” in the mid-1990s there has been substantial growth in this market.

Foreign Exchange

The foreign exchange market is one of the largest financial markets in the world. Foreign exchange transactions can either be undertaken in the spot market, in which one currency is sold and another is bought, or in the derivative market in which future settlement of the identical underlying currencies are traded. Participants range from central banks to individuals, hedge funds and multi-national corporations using foreign exchange trading to manage risk and speculate. Our experience within this market has grown since 2004 to manage increased levels of foreign exchange trading. Our foreign exchange options business now has brokers servicing banking institutions around the world. Headquartered in London, our foreign exchange options team has brokers located in New York, Hong Kong, Singapore, Tokyo and Sydney. We provide full execution OTC brokerage services in most major currencies, including all G8 currencies, emerging market, cross and exotic options currencies.

Other Asset Classes

We provide brokerage services in a range of markets for equity products, including equity derivatives, equity index futures and options on equity products. In addition, we have a small commodities and energy derivatives business.

We increased our presence in equities markets in 2006 with our acquisition of Aurel Leven, one of the leading independent inter-dealer brokers in Paris, active in the equities, equity derivatives and fixed income markets. Volumes in equity products also increased as our clients continued to integrate their trading of certain equity and credit derivative products in an effort to exploit arbitrage and correlation opportunities that arise from the volatility in price fluctuations of debt and equity instruments issued by a company.

Market Data

We complement our trading services by providing our market data to our customers through our BGCantor Market Data product. BGCantor Market Data is the source of real-time pricing and other data derived through BGC Partners and eSpeed for U.S. and European securities and derivatives. Current products include real-time data in live markets for U.S. Treasuries, European government bonds, Eurobonds and U.S. dollar interest rate swaps. These market data services are available across a broad array of distribution channels, including Bloomberg, Reuters, CQG, DTN, and eSignal.

Software Solutions

Through our software solutions business, we provide customized software to broaden distribution capabilities and provide electronic solutions to financial market participants. The software solutions business leverages our global infrastructure, software, systems, portfolio of intellectual property, and electronic trading expertise to provide customers with electronic marketplaces and exchanges and real-time auctions to enhance debt issuance and to customize trading interfaces. We take advantage of the scalability, flexibility and functionality of our eSpeed branded electronic trading system to enable our customers to distribute branded products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network. Using screen-based market solutions, customers are able to develop a marketplace, trade with their customers, issue debt, trade odd lots, access program trading interfaces and access our network and intellectual property.

Fees from Related Parties

We earn fees from related parties for technology services and software licenses provided to affiliates, particularly ELX. We also earn fees from related parties for certain administrative and back office services we provide to Cantor. These administrative and back office services include office space, utilization of fixed assets, accounting services, operational support, human resources, legal services and information technology.

Interest Income

We generate interest income primarily from the investment of our daily cash balances, interest earned on securities owned and reverse repurchase agreements. These investments and transactions are generally short-term in nature.

Expenses

Compensation and Employee Benefits

The majority of our operating costs consist of cash and non-cash compensation expenses, which include base salaries, broker bonuses based on broker production, guaranteed bonuses, and other discretionary bonuses and all related employee benefits and taxes. Our employees consist of brokers, executives and other administrative support. The majority of our brokers receive a base salary and a formula bonus based primarily on a pool of brokers’ production for a particular product or sales desk, as well as on the individual broker’s performance. Members of our sales force receive either a base salary or a draw on commissions. Less- experienced salespeople typically receive base salaries. Compensation and employee benefits also include forgivable loans generally given to new or current employees as they sign new employment agreements with us. These forgivable loans are amortized over the term of the contract, which is generally two or three years or more, and typically include repayment clauses should the employee terminate his or her employment before the end of the term of the loan.

Beginning in 2007, we also entered into deferred compensation agreements with select employees providing service to BGC Partners. The costs associated with such plans are generally amortized over the period in which they vest. See Note 17—“Stock-Based Compensation” in the BGC Partners Inc.’s consolidated financial statements for the years ended December 31, 2008, 2007 and 2006.

Other Operating Expenses

We have various other operating expenses. We incur leasing, equipment and maintenance expenses for our affiliates worldwide. We also incur selling and promotion expenses, which include entertainment, marketing and travel-related expenses. We incur communication expenses for voice and data connections with our clients, clearing agents and general usage; professional and consulting fees for legal, audit and other special projects; and interest expense related to short-term operational funding needs and long-term debt.

Primarily in the United States, we pay fees to Cantor for performing certain administrative and other support, including allocations for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal services and technology infrastructure support. Management believes that these allocations are a reasonable reflection of the utilization of services rendered. However, the expenses allocated for these services are not necessarily indicative of the expenses that would have been incurred if we had not obtained these services from Cantor. In addition, these allocations may not reflect the costs of services we may receive from Cantor in the future. We incur commissions and floor brokerage fees for clearing, brokerage and other transactional expenses for clearing and settlement services. We also incur various other normal operating expenses.

Provision (Benefit) for Income Taxes

We incur tax expenses based on the location, legal structure and jurisdictional taxing authorities of each of our subsidiaries. Certain BGC Partners entities are treated as U.S. partnerships for U.S. federal income tax purposes. As such, much of the income is not subject to U.S. federal and state income taxes because taxes related to income earned by partnerships represent obligations of the individual partners. As such, the partner’s liability or benefit is not reflected in the BGC Partners Inc.’s consolidated financial statements. Outside of the United States, we operate principally through subsidiary corporations subject to local income taxes. Our consolidated financial statements include U.S. federal, state and local income taxes on our allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S.

Financial Highlights

Total revenues were $1,228.9 million and $1,116.9 million for the years ended December 31, 2008 and 2007, respectively, representing a 10.0% increase. The main factors contributing to our growth were:

•	an increase in our brokerage personnel from 1,188 at December 31, 2007 to 1,289 at December 31, 2008;

•	overall volume growth in most of the markets in which we provide brokerage services;

•

a continued focus on, and investment in, growing and higher commission-producing areas that complement our existing brokerage services, including credit products for which revenues increased 34.2% for the year ended December 31, 2008 as compared to the year ended December 31, 2007 and other asset classes, particularly equities and equity derivatives, for which revenues increased 40.4% for the year ended December 31, 2008 as compared to the year ended December 31, 2007;

•	the introduction and continued development and expansion of hybrid brokerage capabilities;

•	fees from technology services and software licenses provided to ELX in conjunction with the technology services agreement, which commenced in January 2008; and

•	the continued development, marketing and sale of our data and analytical products.

For the year ended December 31, 2008, we had a net loss of $29.7 million compared to a net income of $31.0 million for the year ended December 31, 2007. Included in our current year expenses were one-time non-cash, compensation charges of $86.6 million, relating to the redemption of partnership units held by certain of our executive officers to settle outstanding loan obligations as part of the separation, as well as, the activation of exchangeability of founding partner interests held by certain partners. Also included in expense were non-cash compensation charges for REUs and RSUs of $13.3 million and losses from our equity investments of $7.1 million. These variances are discussed in more detail under the discussion of “Results of Operations”.

Results of Operations

The following table sets forth BGC’s Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	For The Year Ended December 31,
	2008		2007		2006
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$871,198	70.9%	$802,956	71.9%	$599,486	70.1%
Principal transactions	247,404	20.1	205,049	18.4	134,939	15.8

Total brokerage revenues	1,118,602	91.0	1,008,005	90.3	734,425	85.9
Fees from related parties	76,126	6.2	53,809	4.8	28,638	3.4
Market data	19,404	1.6	18,981	1.7	17,409	2.0
Software solutions	7,780	0.6	10,983	1.0	16,981	2.0
Interest income	11,813	1.0	22,968	2.1	31,086	3.6
Other revenues	2,276	0.2	2,895	0.3	26,203	3.1
(Losses) gains on equity investments	(7,069)	(0.6)	(715)	(0.2)	102	—

Total revenues	1,228,932	100.0	1,116,926	100.0	854,844	100.0

Expenses:
Compensation and employee benefits	819,413	66.7	649,507	58.1	560,016	65.5
Allocation of net income to founding/working partner units	10,849	0.9	—	—	—	—
Allocation of net income to REUs	551	—	—	—	—	—

Total compensation and employee benefits	830,813	67.6	649,507	58.2	560,016	65.5
Occupancy and equipment	111,906	9.1	115,683	10.4	127,254	14.9
Fees to related parties	15,294	1.2	31,886	2.8	14,563	1.7
Professional and consulting fees	52,016	4.2	64,232	5.8	55,192	6.5
Communications	66,916	5.5	58,335	5.2	55,511	6.5
Selling and promotion	62,087	5.1	55,719	5.0	48,663	5.7
Commissions and floor brokerage	24,600	2.0	22,050	2.0	13,065	1.5
Interest expense	18,950	1.5	26,251	2.3	30,069	3.5
Other expenses	36,576	3.0	50,589	4.5	47,719	5.6

Total expenses	1,219,158	99.2	1,074,252	96.2	952,052	111.4

Income (loss) from continuing operations before minority interest and income taxes	9,774	0.8	42,674	3.8	(97,208)	(11.4)
Minority interest	19,368	1.6	2,352	0.2	—	—
Provision (benefit) for income taxes	20,115	1.6	9,320	0.8	(1,547)	(0.2)

(Loss) income from continuing operations	$(29,709)	(2.4)%	$31,002	2.8%	$(95,661)	(11.2)%

Loss from discontinued operations	—	—	—	—	(646)	—
Income tax benefit from discontinued operations	—	—	—	—	(4)	—
Cumulative effect of a change in accounting principle	—	—	—	—	(10,080)	(1.2)

Net (loss) income available to common stockholders	$(29,709)	(2.4)%	$31,002	2.8%	$(106,391)	(12.4)%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Brokerage Revenues

Total brokerage revenues increased by $110.6 million, or 11.0%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Commission revenues increased by $68.2 million, or 8.5%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Principal transactions revenues increased by $42.4 million, or 20.7%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

The decrease in rates revenues of $6.2 million was primarily attributable to the consolidation among large fixed fee eSpeed U.S. Treasury customers as well as lower industry-wide fully electronic U.S. Treasury volumes, partially offset by an increase in voice and hybrid rates revenue.

The increase in credit brokerage revenues of $78.4 million was driven primarily by continued expansion of our core credit business, including increased brokering of credit default swaps used by the Company’s clients to hedge the underlying cash bonds and by growth in the electronic trading of credit default swaps.

The increase in foreign exchange revenues of $5.0 million was driven primarily by increased brokerage revenues from desks covering retail foreign exchange, G8 currency, emerging market foreign exchange options and exotic foreign exchange options, including our new foreign exchange desks in Asia. The volatility in the currency markets, in response to the weakening Euro and Sterling, also contributed to the increase.

The increase in brokerage revenues from other asset classes of $33.4 million was driven by strong organic growth in equity related products and the acquisition of energy broker Radix.

Fees from Related Parties

Fees from related parties increased by $22.3 million, or 41.5%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was primarily due to revenues earned from technology services and the software license provided to ELX in conjunction with the technology services agreement, which commenced in January 2008, as well as higher fees charged to Cantor for certain administrative and other support, including allocations for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal services and technology infrastructure support. Fees from related parties are dependent upon both the costs incurred by us and the amount of administrative services utilized by Cantor.

Market Data

Market data revenues increased by $0.4 million, or 2.2%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase was primarily due to growth in existing customer usage.

Software Solutions

Software solutions revenues decreased by $3.2 million, or 29.2%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease was primarily due to the expiration of the Wagner Patent in February 2007 and a decrease in other license fees.

Interest Income

Interest revenues decreased by $11.2 million, or 48.6%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was primarily due to lower yields on investments of our excess cash in both money markets and reverse repurchase transactions with Cantor.

Other Revenues

Other revenues decreased by $0.6 million, or 21.4%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease is primarily driven by various one-time transactions in 2007 that did not recur in 2008.

Losses on Equity Investments

Losses on equity investments increased by $6.4 million, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase is primarily driven by our share of losses in non-consolidated investments, including Aqua and ELX.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased $169.9 million, or 26.2%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase was primarily due to non-cash compensation charges of $84.3 million, in the first quarter $47.3 million of which was in relation to the redemption of partnership units held by certain executive officers to settle outstanding loan obligations, and $37.0 million of which was in relation to the activation of exchangeability of founding partner interests held by certain executives, as part of the separation.

The increase was also due to our year-on-year growth in brokerage of $110.6 million, which resulted in higher commissions to brokers of approximately $65.4 million. Additionally, we had $13.2 million in compensation expense related to certain administrative and other support employees who provide services to us, which we lease from Cantor pursuant to an agreement executed in the second quarter of 2008, which had been recorded as part of “Fees to related parties” in prior years.

Allocation of Net Income to Founding/Working Partners Units

Allocation of net income to founding/working partners units increased to $10.8 million for the year ended December 31, 2008 from zero for the year ended December 31, 2007. The recognition of the allocation to founding/working partners units is related to the recapitalization in conjunction with the merger. The allocation of net income to founding/working partners units is based on their pro rata economic ownership, which averaged 22.8% since the merger.

Allocation of Net Income to REUs

Allocation of net income to REUs increased to $0.6 million for the year ended December 31, 2008 from zero for the year ended December 31, 2007. The recognition of the allocation to REUs is related to the recapitalization in conjunction with the merger. The allocation of net income to REUs is based on their pro rata economic ownership, which averaged 1.8% since the merger.

Occupancy and Equipment

Occupancy and equipment expense decreased by $3.8 million, or 3.3%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was primarily due to higher levels of in-progress software development projects, including those related to creation of ELX, which are not yet amortized.

Fees to Related Parties

Fees to related parties decreased by $16.6 million, or 52.0%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was primarily due to an agreement we entered into in conjunction with the merger, whereby we leased certain administrative and other support employees, who provide services to us, from Cantor. As a result of this agreement, the compensation costs related to these employees, which had been recorded as part of “Fees to related parties” in prior years, is now recorded as part of “Compensation and employee benefits”.

Professional and Consulting Fees

Professional and consulting fees decreased by $12.2 million, or 19.0%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was primarily attributable to legal, audit and consulting fees related to the merger, as well as higher consulting fees incurred to upgrade our regulatory reporting infrastructure to comply with FSA requirements, incurred in 2007.

Communications

Communications expense increased by $8.6 million, or 14.7%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $6.4 million, or 11.4%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This expense as a percentage of total revenues remained relatively unchanged at approximately 5.0% across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $2.6 million, or 11.6%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was primarily related to the expansion of our equity derivatives business, which is executed and/or cleared on exchange or via third-party.

Interest Expense

Interest expense decreased by $7.3 million, or 27.8%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was primarily due to the debt restructuring as part of our separation from Cantor, which included the repayment of intercompany loans and the issuance of new senior notes at more favorable interest rates, partially offset by an increase in foreign exchange swap interest costs related to our overall cash management.

Other Expenses

Other expenses decreased $14.0 million, or 27.7%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was primarily due to $6.6 million in merger-related expenses and $6.1 million in litigation reserves that were recognized during 2007, that did not recur in 2008.

Minority Interest

Minority interest increased $17.0 million, or 723.5%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase was due to the recognition of $16.3 million in minority interest for Cantor’s interest in BGC Holdings, which is based on Cantor’s pro rata economic ownership, which averaged 34.7% since the merger, as well as a $0.8 million increase in the minority interest recognized for Cantor’s interest in Tower Bridge.

Provision (Benefit) for Income Taxes

Provision for income taxes increased $10.8 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Income taxes increased due to the utilization of net operating loss carryforwards in 2007 that were not available to the Company in 2008, as well as the non-deductibility of certain non-cash merger related equity-based compensation charges. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Brokerage Revenues

Total brokerage revenues increased by $273.6 million, or 37.3%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Commission revenues increased by $203.5 million, or 33.9%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Principal transactions revenues increased by $70.1 million, or 52.0%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. We had revenue increases in each of our four product categories.

The increase in rates revenues of $94.6 million was primarily attributable to growth from brokerage desks covering futures, interest rate derivatives, interest rate swaps, dollar derivatives, repurchase agreements, non-deliverable forwards, non-deliverable swaps and U.S. swaps primarily in the United Kingdom and the United States.

The increase in credit brokerage revenues of $61.4 million was driven primarily by the expansion of our credit business in the United States, as well as growth in our U.S. emerging market bonds business.

The increase in foreign exchange revenues of $51.8 million was driven primarily by increased brokerage revenues from brokerage desks covering retail foreign exchange, G8 currency, emerging market foreign exchange options and exotic foreign exchange options in the United Kingdom and the United States, as well as new foreign exchange products introduced since December 31, 2006.

The increase in brokerage revenues from other asset classes of $65.8 million was driven by the addition of the Aurel Leven brokerage desk. Aurel Leven contributed $54.9 million of the total increase in other brokerage revenues.

Fees from Related Parties

Fees from related parties increased by $25.2 million, or 87.9%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase in revenues was primarily due to higher fees charged to Cantor for certain administrative and other support, including allocations for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal services and technology infrastructure support in the year ended December 31, 2007. Fees from related parties are dependent upon both the costs incurred by us and the amount of administrative services utilized by Cantor.

Market Data

Market data revenues increased by $1.6 million, or 9.0%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was due to growth in existing customer usage.

Software Solutions

Software solutions revenues decreased by $6.0 million, or 35.3%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This decrease was primarily due to the expiration of the Wagner Patent on February 20, 2007. Wagner Patent related revenues were $1.6 million in 2007 as compared with $11.7 million in 2006.

Interest Income

Interest revenues decreased by $8.1 million, or 26.1%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The decrease was due to a decrease in the average reverse repurchase transactions in 2007 compared to 2006.

Other Revenues

Other revenues decreased by $23.3 million, or 89.0%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The decrease was primarily due to one-time events in 2006, including realized gains on our investment security shares in the London Stock Exchange plc. of $8.9 million; a legal settlement received in the amount of $4.4 million that occurred in 2006; insurance proceeds received by Cantor in the amount $3.5 million relating to the events of September 11th; and grant income of $3.1 million related to World Trade Center Business Recovery and the World Trade Center Job Creation and Retention Program. We do not expect to receive additional insurance proceeds relating to the events of September 11th or income from this grant.

Losses on Equity Investments

Losses on equity investments increased by $0.8 million, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase is primarily driven by our share of Aqua losses incurred in 2007, the year in which Aqua was formed.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased $89.5 million, or 16.0%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase in these expenses was primarily due to increased performance bonuses. The increase in performance bonuses was driven by increased brokerage revenues. The brokerage revenues increase was driven by a combination of new desks and existing product growth. The most significant new desk added during the period came as a result of the acquisition of Aurel Leven. Incremental salary and bonus expense in connection with the Aurel Leven acquisition was $31.7 million. The increase in salary and performance bonus expense excluding Aurel Leven, was approximately $57.8 million. Compensation and employee benefit expense also increased due to annual pay increases, headcount growth due to front office expansion and growth in technology headcount to support our growing hybrid voice-assisted and fully electronic businesses, severance payments and expenses related to the acceleration of unvested restricted stock units, and the granting of fully vested stock options and restricted stock units. This increase was offset by Cantor’s decision in 2006 to pay out a majority of the grant unit liability accrued for our employees in conjunction with the separation from Cantor. As a result of that determination, Cantor calculated the fair value of the liability based on a payout assumption, resulting in a non-cash expense charge of $18.2 million in 2006. This charge did not recur in 2007.

Total compensation and employee benefits as a percentage of total revenues decreased to 58.1% for the year ended December 31, 2007 from 65.5% during the year ended December 31, 2006. The improvement in the compensation ratio was due primarily to increased brokerage revenues realized as brokerage desks and individual brokers hired and retained through BGC Partners’ acquisition and expansion activities improved their productivity over the period of time it takes for experienced brokers to establish themselves on a new platform.

Occupancy and Equipment

Occupancy and equipment expense decreased by $11.6 million, or 9.1%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. In 2006, we moved to our new London offices at

Canary Wharf. Charges included paying duplicate rent on BGC Partners’ prior space and breaking and/or subletting our then-current leases at One America Square and 133 Houndsditch in London, accelerated depreciation on the abandoned leasehold improvements and the costs of moving to and furnishing the new offices. For the year ended December 31, 2006, these charges were $20.2 million. This decrease was partially offset by increased occupancy cost associated with the acquisition of Aurel Leven. During 2007, the acquisition of Aurel Leven added occupancy expense of $4.8 million. Occupancy and equipment expense also increased due to increased rent and other occupancy charges associated with the new offices at Canary Wharf, depreciation expense related to fixed asset expenditures and our continued global expansion efforts.

Fees to Related Parties

Fees to related parties increased by $17.3 million, or 119.0%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This was due to increased fees paid to Cantor for providing back office support services for our increased activity and headcount. Fees to related parties are dependent upon both the costs incurred by Cantor and the amount of administrative services we utilize.

Professional and Consulting Fees

Professional and consulting fees increased by $9.0 million, or 16.4%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was primarily attributable to ongoing litigation costs as well as increased consulting and audit expenses in 2007 versus 2006.

Communications

Communications expenses increased by $2.8 million, or 5.1%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. As a percentage of total revenues, communications decreased to 5.2% at December 31, 2007 from 6.5% at December 31, 2006. The percentage decrease in relation to total revenues was driven by efficiency gains in managing our communication networks.

Selling and Promotion

Selling and promotion expense increased by $7.1 million, or 14.5%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This expense as a percentage of total revenues decreased for the year ended December 31, 2007 to 5.0% from 5.7% for the year ended December 31, 2006. This decrease was primarily due to our efforts to lower these costs relative to total brokerage revenues.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $9.0 million, or 68.8%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was primarily due to additional clearing costs associated with our increased principal transaction revenues.

Interest Expense

Interest expense decreased by $3.8 million, or 12.7%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The decrease was primarily due to reduced levels of outstanding long-term debt.

Other Expenses

Other expenses increased $2.9 million, or 6.0%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was primarily due to higher recruiting fees.

Minority Interest

Minority interest increased $2.4 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was due to the establishment of Tower Bridge in January 2007 to provide back office support services to BGC Partners and Cantor. We own 52% of Tower Bridge and consolidate it. Cantor owns 48% and pays actual costs for the services provided to it and a mark-up currently at 7.5%. We recognize minority interest for the investment held by Cantor. For the year ended December 31, 2007, minority interest for Cantor’s share of the cumulative net income in Tower Bridge was $2.4 million.

Provision (Benefit) for Income Taxes

Provision for income taxes increased by $10.9 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Our effective tax rate was 21.8% for the year ended December 31, 2007 as compared to an effective tax rate of 1.6% for the year ended December 31, 2006. The increase in effective tax rate was due to our increased earnings as well as the geographic distribution and mix of earnings.

Cumulative Effect of a Change in Accounting Principle

The cumulative effect of a change in accounting principle represents a charge incurred as result of our initial adoption of Statement of Financial Accounting Standards No. 123R, which we refer to as “SFAS 123R,” in 2006. SFAS 123R requires us to account for our grant units as a liability and record an expense for the liability awards at fair value at each reporting period. We adopted the modified prospective method which does not require us to restate prior periods. As a result of implementation, we recognized a non-cash charge of $10.1 million in the year ended December 31, 2006 that did not reoccur in 2007.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenues:
Commissions	$179,144	$225,482	$212,541	$254,031	$217,908	$204,233	$190,711	$190,104
Principal transactions	80,614	48,832	66,062	51,896	23,370	70,406	58,263	53,010
Fees from related parties	17,205	19,409	18,599	20,913	21,167	13,851	7,898	10,893
Market data	3,917	4,842	5,101	5,544	4,741	4,508	5,359	4,373
Software solutions	2,134	2,109	1,454	2,083	1,926	2,715	2,778	3,564
Interest income	3,010	1,019	3,931	3,853	3,083	4,873	5,945	9,067
Other revenues	1,545	1,085	(940)	586	36	(1,208)	2,002	2,065
Losses on equity investments	(2,087)	(1,910)	(1,276)	(1,796)	(408)	(262)	(95)	51

Total revenues	285,482	300,868	305,472	337,110	271,823	299,116	272,861	273,127

Expenses:
Compensation and employee benefits	190,208	177,739	176,921	274,545	162,595	168,592	159,613	158,707
Allocation of net income to founding/working partner units	—	3,716	7,133	—	—	—	—	—
Allocation of net income to REUs	—	299	252	—	—	—	—	—

Total compensation and employee benefits	190,208	181,754	184,306	274,545	162,595	168,592	159,613	158,707
Occupancy and equipment	26,723	25,686	28,775	30,722	27,696	28,957	29,581	29,449
Fees to related parties	2,731	2,883	3,140	6,540	10,778	10,145	4,607	6,356
Professional and consulting fees	9,207	15,460	11,803	15,546	22,820	17,558	14,329	9,525
Communications	15,696	17,459	17,041	16,720	15,972	14,295	13,950	14,118
Selling and promotion	15,520	16,262	15,070	15,235	15,183	13,737	13,795	13,004
Commissions and floor brokerage	11,284	3,418	6,185	3,713	290	7,213	2,588	5,378
Interest expense	5,442	2,217	3,628	7,663	11,730	2,354	9,065	9,683
Other expenses	9,347	17,603	3,391	6,235	9,204	21,522	14,485	5,379

Total expenses	286,158	282,742	273,339	376,919	276,268	284,373	262,013	251,599
(Loss) income from continuing operations before minority interest and income taxes	(676)	18,126	32,133	(39,809)	(4,445)	14,743	10,848	21,528
Minority interest	777	6,511	11,426	654	928	375	894	155
(Benefit) provision for income taxes	(1,440)	4,762	8,723	8,070	5,786	3,899	(2,697)	2,332

Net (loss) income available to common stockholders	$(13)	$6,853	$11,984	$(48,533)	$(11,159)	$10,469	$12,651	$19,041

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $201.6 million for the year ended December 31, 2008, as compared to $223.1 million for the year ended December 31, 2007, a decrease of $21.5 million. This decrease was primarily due to increased working capital utilization of $39.2 million and decreased net income of $60.7 million. The decrease in net income was primarily attributable to non-cash compensation charges in the amount of $86.6 million in the current year. Net income for the year ended December 31, 2008 excluding the one-time non-cash compensation charge increased by $25.9 million when compared to net income for the year ended December 31, 2007. Working capital utilization, excluding the one-time non-cash compensation charge, for the year ended December 31, 2008 decreased by $47.4 million from the year ended December 31, 2007. This decrease was primarily due to our exiting the proprietary FX trading business in 2007 which provided sources of liquidity not available to us in 2008.

Net cash used in investing activities was $96.6 million for the year ended December 31, 2008, as compared to $24.7 million for the year ended December 31, 2007, an increase of $71.9 million. This increase was primarily due to changes in investing activities with Cantor.

Net cash used in financing activities was $177.3 million for the year ended December 31, 2008, as compared to $51.9 million for the year ended December 31, 2007, an increase of $125.4 million. During the year ended December 2008, the net cash used in financing activities was primarily comprised of activities related to the separation, merger and primary offering that occurred during the first half of 2008, including the settlement of $196.8 million of long-term debt obligations to Cantor, capital distributions to Cantor of $130.0 million and the assumption of $150.0 million of Cantor’s senior notes, partially offset by the receipt of net proceeds from the offering of $77.2 million. During the year ended December 31, 2007, the net cash used in financing activities was primarily comprised of net intercompany loan repayments to Cantor in the amount of $52.1 million. During the year ended December 31, 2008, we repurchased shares of our outstanding Class A common stock for an aggregate purchase price of $19.2 million, made earnings distributions to founding/working partner units, REUs and Cantor of $35.3 million and paid dividends of $18.6 million. The Company’s dividend policy, as described under Item. 5 provides that dividends are expected to be paid based upon the distributable earnings generated by the Company, as defined. The current policy is that 75% of post-tax distributable earnings will be paid out in dividends or in earnings distributions to founding/working partner units, REUs and Cantor. The balance of distributable earnings is to be made available for the repurchase of our common stock or other equity interests.

Long-Term Debt

On March 31, 2008, we entered into a Note Purchase Agreement pursuant to which $150.0 million principal amount of Senior Notes were issued to the investors named in the Note Purchase Agreement. The Senior Notes are due April 1, 2010, with interest payable semiannually at the rate of 5.19% per annum; provided, however, that this rate is increased by 0.25% per annum for any fiscal quarter during which our consolidated debt exceeds 55% but not 60% of our consolidated capitalization, as such terms are defined in the Company guaranty. In addition, the interest rate increases by 0.50% per annum during any period in which any holder of a note is required under applicable insurance regulations to post reserves with respect to the Senior Notes greater than the reserve requirement, as such term is defined in the Note Purchase Agreement, in effect immediately prior to March 31, 2008. Under the terms of the guaranty, we are required to maintain consolidated capital of at least $227.5 million as of the end of each fiscal quarter and cannot permit our consolidated debt to exceed 60% of our consolidated capitalization. Also, pursuant to the separation agreement, we will make semi-annual payments to Cantor during the term of the Senior Notes equal to the difference between 7.5% and the applicable interest rate of the Senior Notes.

Clearing Capital

Following the merger, Cantor has continued to clear U.S. Treasury and U.S. Government Agency securities transactions on our behalf. In November 2008, we entered into a clearing capital agreement with Cantor. See

Note 11—“Related Party Transactions” in the BGC Partners Inc.’s consolidated financial statements for the years ended December 31, 2008, 2007 and 2006. Pursuant to the terms of this agreement, so long as Cantor is providing Clearing Services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the Agreement.

We intend to continue this relationship with Cantor. Accordingly, we expect that Cantor will continue to post clearing capital on our behalf and we will either post clearing capital with Cantor as requested under the clearing capital agreement or continue to invest our excess via reverse repurchase agreements or in other overnight investments. We rely upon Cantor to provide Clearing Services and, in the absence of a clearing capital agreement, we would have to secure an alternative third-party clearing arrangement to provide such Clearing Services, which might be at higher rates or on less favorable terms. In the absence of such an arrangement, we may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of these transactions. The increased capital requirements required in connection with the clearing of our securities transactions could have a material adverse impact on our ability to make distributions, repurchase our stock or affect strategic acquisitions or other opportunities. However, Management believes that the clearing capital agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude the Company from meeting its cash needs in the near term. To date, no amounts have been requested by Cantor pursuant to the clearing capital agreement.

Since the merger, we have not posted clearing capital with Cantor. We have continued to invest our excess cash, either with Cantor via reverse repurchase agreements or in other overnight investments. Since April 1, 2008, our average daily overnight investment of excess cash has been $168.7 million.

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

As of December 31, 2008, $291.0 million of net assets were held by regulated subsidiaries. As of December 31, 2008, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $191.8 million.

Primary and Secondary Offerings

On June 10, 2008, we closed an underwritten public offering of additional shares of our Class A common stock. The offering was comprised of a primary offering (the “Primary Offering”) of 10,000,000 newly issued shares offered by us and a secondary offering (the “Secondary Offering”) of 10,000,000 issued and outstanding shares offered by Cantor and certain limited partners of Cantor and founding partners of BGC Holdings (the “Selling Stockholders”). In the Secondary Offering, 3,926,178 shares were offered by Cantor and 6,073,822 shares were offered by certain limited partners of Cantor and founding partners of BGC Holdings.

The offering price to the public was $8.00 per share, and the price, net of underwriters’ discount of 3.5%, was $7.72 per share. We received proceeds of $77.2 million as a result of the Primary Offering. Offering expenses, other than underwriters’ discounts, of approximately $4.9 million were incurred by us. We did not receive any net proceeds from the sales of Class A common stock sold by the Selling Stockholders in the Secondary Offering.

Immediately following the Primary Offering, we repurchased 175,000 shares of Class A common stock from one of our executive officers for $7.72 per share, totaling approximately $1.4 million. We contributed the remaining net proceeds from the Primary Offering to BGC US and BGC Global in exchange for additional partnership interests on a one-for-one basis. BGC US and BGC Global expect to use such proceeds for general corporate purposes, including potential acquisitions.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $100.0 million of outstanding Class A common stock.

Stock repurchase activity for the year ended December 31, 2008 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2008—March 31, 2008	—	$—	—	$58,202,695
April 1, 2008—June 30, 2008	175,000	$7.72	—	$58,202,695
July 1, 2008—July 31, 2008	—	$—	—	$58,202,695
August 1, 2008—August 31, 2008	—	$—	—	$58,202,695
September 1, 2008—September 30, 2008	3,163,072	$4.80	3,163,072	$42,950,645
October 1, 2008—October 31, 2008	673,000	$3.90	673,000	$40,305,815
November 1, 2008—November 30, 2008	—	$—	—	$40,305,815
December 1, 2008—December 31, 2008	—	$—	—	$40,305,815

During the year ended December 31, 2008, we repurchased 4,011,072 shares of our Class A common stock. These repurchases included 3,836,072 shares repurchased under the buyback plan approved by our Board of Directors for an aggregate purchase price of approximately $17.9 million. Included in the buyback repurchases were 1,261,491 shares repurchased from certain limited partners of BGC Holdings and Cantor on September 22, 2008 at a price of $4.00 per share, for an aggregate purchase price of approximately $5.0 million.

The 1,261,491 shares were purchased as follows: (i) 198,487 shares were purchased from partners of Cantor, which shares were transferred pursuant to distribution rights that Cantor granted in connection with the separation and merger of BGC Partners; (ii) 259,882 shares were purchased from founding partners of BGC Holdings, which shares were transferred to them pursuant to distribution rights that Cantor granted in connection with the separation and merger; and (iii) 803,122 shares were purchased from founding partners of BGC Partners and were issued upon exchange of exchangeable founding partner units in that such founding partners received in connection with the separation and merger.

In connection with the stock repurchase, Cantor agreed to accelerate the distribution of the distribution rights shares solely to permit such partners to sell such shares to us. We, as the general partner of BGC Holdings, further removed the contractual resale restrictions on such shares solely to permit such founding partners to sell such shares to us.

During the year ended December 31, 2007, we did not repurchase any shares of our Class A common stock under this plan.

At December 31, 2008, we had approximately $40.3 million remaining from our $100 million buyback authorization and from time to time, we actively continue to repurchase shares. In connection with the our stock repurchase program, as of the date of this filing, we repurchased an aggregate of 3,481,888 shares of our Class A common stock for an aggregate purchase price of approximately $6.5 million during the first quarter of 2009. From time to time, we have retained Cantor Fitzgerald & Co. as agent in connection with these purchases. In March 2009, as part of our existing stock repurchase program, management was authorized to repurchase shares from all holders, including Cantor and its partners, employees and affiliates or The Cantor Fitzgerald Relief Fund. Included in these first quarter repurchases was a purchase on March 12, 2009 of an aggregate of 2,600,000 shares of our Class A common stock at an aggregate price of $5,174,000 from The Cantor Fitzgerald Relief Fund, a portion of which shares had been donated by certain founding partners in connection with the 2008 Charity Day and a portion of which had been donated by Cantor. As of March 13, 2009, we had approximately $33.8 million available under our original $100 million stock repurchase program.

We anticipate, based on management’s experience and current industry trends, that our existing cash resources, together with the proceeds we received from the Primary Offering, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We expect that our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends paid pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support operations;

•	support continued growth in our business;

•	effect acquisitions;

•	develop new or enhanced services and markets;

•	respond to competitive pressures;

•	respond to unanticipated requirements; and

•	clear our securities transactions.

We cannot guarantee that we will be able to obtain additional financing when needed on terms that are acceptable to us, if at all.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	4Q07	1Q08	2Q08	3Q08	4Q08
Volume (in billions)
Fully Electronic Volume—Excluding New Products(1)	$12,669	$14,525	$13,062	$12,308	$6,376
Fully Electronic Volume—New Products(2)	30	35	35	104	72

Total Fully Electronic Volume	12,699	14,560	13,097	12,412	6,448
Voice-Assisted Volume	9,769	12,967	13,010	13,476	11,462
Screen-Assisted Volume	7,503	9,016	8,956	9,030	7,262

Total Hybrid Volume(3)	17,272	21,983	21,966	22,506	18,724

Total Volume	$29,971	$36,543	$35,063	$34,918	$25,172

Transaction Count (in thousands, except for days)
Fully Electronic Transactions—Excluding New Products(1)	2,936	4,112	3,860	4,112	2,618
Fully Electronic Transactions—New Products(2)	1	2	1	4	2

Total Fully Electronic Transactions	2,937	4,114	3,861	4,116	2,620
Voice-Assisted Transactions	202	232	207	184	149
Screen-Assisted Transactions	117	136	134	136	110

Total Hybrid Volume	319	368	341	320	259

Total Transactions	3,256	4,482	4,202	4,436	2,879

Trading Days	62	61	64	64	62

U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$35,044	$41,815	$35,689	$36,300	$26,257
Average Daily U.S. Treasury Volume	$565	$685	$558	$567	$423

(1)	Defined as U.S. Treasuries, Canadian Sovereigns and European Government Bonds, Repos, Foreign Exchange Spot and Futures.
(2)	New products are defined as foreign exchange Options, Credit Default Swaps, and Interest Rate Swaps.
(3)	Defined as notional volume from hybrid transactions conducted by BGC brokers using the eSpeed system, exclusive of voice-only transactions.

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

Annual Market Activity

Fully electronic volume on the eSpeed system, excluding new products, was $46.3 trillion for the year December 31, 2008, down 4.4% from $48.4 trillion for the year ended December 31, 2007. Fully electronic volume on the eSpeed system, including new products, was $46.5 trillion for the year ended December 31, 2008, down 8.7% from $50.9 trillion for the year ended December 31, 2007. Our combined voice-assisted and screen-assisted volume in the year ended December 31, 2008 was $131.7 trillion, an increase of 26.7% from $103.9 trillion in the year ended December 31, 2007.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at December 31, 2008 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$183,635	$19,210	$35,351	$34,967	$94,107
Long-term debt(2)	150,000	—	150,000	—	—
Interest on long-term debt(2)	9,731	7,785	1,946	—	—
Debt arrangement fee on long-term debt(3)	4,331	3,465	866	—	—

Total contractual obligations	$347,697	$30,460	$188,163	$34,967	$94,107

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space.
(2)	Long-term debt reflects the issuance of $150.0 million of Senior Notes in connection with our separation from Cantor. See Note 16, Long-Term Notes, in BGC Partners’ Inc.’s consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 for more information regarding this long-term debt, including timing of payments and compliance with debt covenants.
(3)	See Note 11, Related Party Transactions, in BGC Partners’ Inc.’s consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 for more information regarding this debt arrangement fee payable to Cantor.

Off-Balance Sheet Arrangements

As of December 31, 2008 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Pronouncements

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

•

Cash Instruments—Our cash instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government securities, certain sovereign government obligations, and active listed equities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include agency securities, most investment-grade and high-yield corporate bonds, certain sovereign government obligations, money market securities, and less liquid listed equities, state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

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

See Note 2, Fair Value of Financial Assets and Liabilities, in BGC Partners, Inc.’s consolidated financial statements for the years ended December 31, 2008 and 2007.

SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for BGC Partners as of January 1, 2008. The Company did not elect the fair value option for any assets or liabilities and therefore the adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

New Accounting Pronouncements

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

SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective as of January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial condition, results of operations or cash flows.

SFAS No. 161: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

FASB Staff Position (“FSP”) No. 142-3: In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material effect on the its consolidated financial condition, results of operations or cash flows.

SFAS No. 162: In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles “. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial condition, results of operations or cash flows.

FASB Staff Position (“FSP”) EITF No.03-6-1: In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company does not expect the adoption of EITF 03-6-1 to have a material effect on its consolidated financial condition, results of operations, cash flows or earnings per share.

EITF No. 07-5: In June 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), which provides guidance about whether an instrument should be classified as equity and not marked to market for accounting purposes. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-5 to have a material effect on its consolidated financial condition, results of operations or cash flows.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices or other factors will result in losses for a specified position. In the normal course of business, BGC Partners holds investment securities and equity investments which are recorded as assets on the accompanying Consolidated Statements of Financial Condition. BGC Partners is exposed to the risk that securities prices may fluctuate. BGC Partners enters into transactions to sell securities not yet purchased, which are recorded as liabilities on the accompanying Consolidated Statement of Financial Condition. BGC Partners is exposed to the risk that potential market price increases may cause the ultimate liability for such commitments to exceed the amount recognized on the accompanying Consolidated Statement of Financial Condition. BGC Partners holds derivative contracts and faces potential market risks related to fluctuations in the interest rates, foreign exchange rates and securities prices that these derivative contracts are tied to.

Foreign Currency Risk

BGC Partners is exposed to risks associated with changes in foreign exchange rates. As foreign currency exchange rates change, the U.S. dollar equivalent of revenues and expenses denominated in foreign currencies change. BGC Partners’ U.K. operations generate a majority of its revenues in British Pounds and Euros. On a daily basis, all cash balances except those necessary to pay short-term expenses are converted to U.S. dollars. Changes in the remeasurement of BGC Partners’ net assets are recorded as part of its results of operations and fluctuate with changes in foreign currency conversion rates. BGC Partners does not consider the related economic risk to be material to its results of operations.

A substantial part of BGC Partners’ foreign currency-related business is on a name give-up basis resulting in no market or credit risks. BGC Partners runs a very small principal business in foreign currency. The focus in this business is not to take market risks but to facilitate customer flows with liquidity providers on the other side of the transaction, providing the offsets.

The majority of BGC Partners’ derivative business is concentrated in spot foreign currency transactions with a relatively minor portion in short-dated forwards and options contracts. Exposure to non-performance in BGC Partners’ foreign currency and derivative contracts is minor given that BGC Partners’ counterparties are highly rated major banking institutions.

The accounting for derivative contracts is established in SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires that an entity recognize all derivative contracts as either an asset or liability and measure those instruments at fair value. The fair values of BGC Partners’ derivative contracts are determined from quoted market prices or other public price sources. BGC Partners does not designate any of its derivative contracts as hedges for accounting purposes. The change in fair value of derivative contracts is reported as part of “Principal transactions” on the accompanying consolidated statements of operations. All derivative contracts are recorded on a net-by-counterparty basis where management believes a legal right of setoff exists under an enforceable netting agreement.

Interest Rate Risk

BGC Partners had $150.0 million in fixed-rate debt outstanding as of December 31, 2008. These debt obligations are not subject to fluctuations in interest rates.

Credit Risk

Credit risk arises from potential non-performance by counterparties and customers. BGC Partners has established policies and procedures to manage its exposure to credit risk. BGC Partners maintains a thorough credit approval process to limit exposure to counterparty risk and employ stringent monitoring to control the market and counterparty risk from its matched principal and agency businesses. BGC Partners’ credit approval process generally includes verification of key financial information and operating data and anti-money laundering verification checks. BGC Partners’ credit review process includes consideration of independent credit agency reports and a visit to the entity’s premises, if necessary. BGC Partners has developed and utilizes an electronic credit monitoring system.

Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. On-going credit monitoring procedures include reviewing current audited financial statements and publicly available information on the client, collecting data from credit rating agencies, where available, and reviewing any changes in ownership, title or capital of the client.

Principal Transaction Risk

Through its subsidiaries, BGC Partners executes matched principal transactions in which it acts as a “middleman” by serving as counterparty to both a buyer and a seller in matching back-to-back trades. These transactions are then settled through a third-party clearing organization. Settlement typically occurs within one to three business days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. In a limited number of circumstances, BGC Partners may settle a principal transaction on a free-of-payment basis or by physical delivery of the underlying instrument.

The number of matched principal trades BGC Partners executes has continued to grow as compared to prior years. Matched principal trades in the less liquid markets on which BGC Partners focuses are less likely to settle on a timely basis than transactions in more liquid markets. Receivables from brokers, dealers and clearing organizations and payables to brokers, dealers and clearing organizations on BGC Partners’ accompanying Consolidated Statement of Financial Condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC Partners’ experience has been that substantially all of these transactions ultimately settle.

Matched principal transactions expose BGC Partners to risks. In executing matched principal transactions, BGC Partners is exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. BGC Partners’ focus on less liquid and OTC markets, including emerging markets, exacerbates this risk because transactions in these markets are less likely to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase risk. In addition, widespread technological, natural disasters (e.g., tsunamis and earthquakes) or communication failures, such as those which occurred as a result of the terrorist attacks on September 11, 2001 and the blackout in the eastern portion of the United States in August 2003. Similarly, actual or perceived credit difficulties or the insolvency of one or more large or visible market participants could cause market-wide credit difficulties or other market disruptions such as the events which occurred in 2008 and 2009 as a result of the bankruptcy or consolidation of certain financial institutions and contraction of credit markets. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

Transactions executed on a matched principal basis where the instrument has the same or similar characteristics to the counterparty may expose us to correlation risk. In this case, the counterparty’s inability to meet its obligations will also result in the value of the instrument declining. For example, if we were to enter into a transaction to sell to a customer a bond or structured note where the issuer or credit support provider was such customer’s affiliate, the value of the instrument would decline in value in tandem with the default. This correlation has the effect of magnifying the credit loss.

BGC Partners is subject to financing risk in these circumstances because if a transaction does not settle on a timely basis, the resulting unmatched position may need to be financed, either directly by BGC Partners or through one of its clearing organizations, at BGC Partners’ expense. These charges may be recoverable from the failing counterparty, but sometimes are not. Finally, in instances where the unmatched position or failure to deliver is prolonged or widespread due to rapid or widespread declines in liquidity for an instrument, there may also be regulatory capital charges required to be taken by BGC Partners, which depending on their size and duration, could limit its business flexibility or even force the curtailment of those portions of its business requiring higher levels of capital. Credit or settlement losses of this nature could adversely affect its consolidated financial condition or results of operations.

In the process of executing matched principal transactions, miscommunications and other errors by BGC Partners’ clients or BGC Partners can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving BGC Partners with either a long or short unmatched position. These unmatched positions are referred to as “out trades,” and they create a potential liability for BGC Partners. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to BGC Partners is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, BGC Partners’ policy is to have the unmatched position disposed of promptly, whether or not this disposition would result in a loss to BGC Partners. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on BGC Partners’ consolidated financial condition and results of operations.

In addition, liability for unmatched principal transactions could adversely affect BGC Partners’ consolidated financial condition and results of operations. BGC Partners allows certain of its brokerage desks to enter into unmatched principal transactions in the ordinary course of business, primarily for the purpose of facilitating clients’ execution needs, adding liquidity to a market or attracting additional order flow. As a result, BGC Partners has market risk exposure on these unmatched principal transactions. BGC Partners’ exposure varies based on the size of its overall positions, the terms of the instruments brokered and the amount of time the positions are held before they are disposed of. BGC Partners does not track its exposure to unmatched positions on an intra-day basis; however, it attempts to mitigate its market risk on these positions by hedging its exposure. These unmatched positions are intended to be held short term. However, due to a number of factors, including the nature of the position and access to the market on which it trades, BGC Partners may not be able to match the position and it may be forced to hold the position overnight. To the extent these unmatched positions are not disposed of intra-day, BGC Partners marks these positions to market.

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

Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on BGC Partners’ consolidated financial condition and results of operations for any particular reporting period.

BGC Partners also attempts to mitigate the risks associated with principal transactions through its credit approval and credit monitoring processes. BGC Partners maintains a credit approval process as described above under the discussion of “Credit Risk” as a means of mitigating exposure to counterparty risk. In addition, BGC Partners’ credit risk department regularly monitors concentration of market risk to financial instruments, countries or counterparties and regularly monitors trades that have not settled within prescribed settlement periods or volume thresholds. BGC Partners has developed and utilizes an electronic risk monitoring system, which provides management with twice daily credit reports that analyze credit concentration.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BGC Partners, Inc. and Subsidiaries

Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited the accompanying consolidated statement of financial condition of BGC Partners, Inc. (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ and members’ equity and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGC Partners, Inc. at December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BGC Partners Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG, LLP

New York, New York

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.

We have audited BGC Partners, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BGC Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BGC Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of BGC Partners, Inc. as of December 31, 2008 and the related consolidated statements of operations, stockholders’ and members’ equity and cash flows for the period ended December 31, 2008 of BGC Partners, Inc. and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

New York, New York

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the management of BGC Partners, Inc.,

We have audited the consolidated statements of financial condition of BGC Partners, Inc., formerly eSpeed, Inc. (the “Company”), as of December 31, 2007, and the related consolidated statements of operations, cash flows, and changes in stockholders’ and members’ equity for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of eSpeed, Inc. and BGC Partners, LLC on April 1, 2008, which has been accounted for as a business combination of entities under common control similar to a pooling of interests as described in Note 1 to the consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BGC Partners, Inc. at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, after giving retroactive effect to the merger of eSpeed, Inc. with BGC Partners, LLC as described in Note 1 to the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America.

/s/     DELOITTE & TOUCHE LLP

New York, New York

April 16, 2008

PART I—FINANCIAL INFORMATION

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$204,930	$277,299
Cash segregated under regulatory requirements	5,101	2,683
Reverse repurchase agreements	—	7,560
Reverse repurchase agreements with related parties	151,224	140,689
Loan receivables from related parties	980	65,000
Securities owned	887	31,735
Marketable securities	920	2,353
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	177,831	221,079
Accrued commissions receivable, net	127,639	140,887
Forgivable loans and other receivables from employees and partners	80,597	63,304
Fixed assets, net	136,812	137,815
Investments	26,559	12,264
Goodwill	63,500	62,826
Other intangible assets, net	17,066	15,676
Receivables from related parties	14,780	131,811
Other assets	59,515	64,648

Total assets	$1,068,341	$1,377,629

Liabilities, Redeemable Partnership Interest, Minority Interest and Stockholders’ and Members’ Equity
Accrued compensation	$113,547	$85,470
Securities sold, not yet purchased	321	—
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	119,262	270,465
Payables to related parties	50,316	139,500
Accounts payable, accrued and other liabilities	177,340	206,847
Deferred revenue	13,774	6,852
Long-term debt to related parties (Note 15)	—	196,818
Long-term debt (Note 16)	150,000	—

Total liabilities	624,560	905,952
Commitments, contingencies and guarantees (Note 18)	—	—
Redeemable partnership interest (Note 2)	102,579	—
Minority interest (Note 2)	152,952	2,352
Stockholders’ and members’ equity (Note 2)
Members’ equity	—	235,454
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 61,735 and 36,796 shares issued at December 31, 2008 and 2007, respectively; and 51,222 and 30,294 shares outstanding at December 31, 2008; and 2007, respectively	617	368
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 30,148 and 20,498 shares issued and outstanding at December 31, 2008 and 2007, respectively, convertible into Class A common stock	301	205
Additional paid-in capital	271,161	313,238
Treasury stock, at cost: 10,513 and 6,502 shares of Class A common stock at December 31, 2008 and 2007, respectively	(81,845)	(62,597)
Retained earnings (deficit)	1,958	(17,282)
Accumulated other comprehensive loss	(3,942)	(61)

Total stockholders’ and members’ equity	188,250	469,325

Total liabilities, redeemable partnership interest, minority interest and stockholders’ and members’ equity	$1,068,341	$1,377,629

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Commissions	$871,198	$802,956	$599,486
Principal transactions	247,404	205,049	134,939
Fees from related parties	76,126	53,809	28,638
Market data	19,404	18,981	17,409
Software solutions	7,780	10,983	16,981
Interest income	11,813	22,968	31,086
Other revenues	2,276	2,895	26,203
(Losses) gains on equity investments	(7,069)	(715)	102

Total revenues	1,228,932	1,116,926	854,844
Expenses:
Compensation and employee benefits	819,413	649,507	560,016
Allocation of net income to founding/working partner units	10,849	—	—
Allocation of net income to REUs	551	—	—

Total compensation and employee benefits	830,813	649,507	560,016
Occupancy and equipment	111,906	115,683	127,254
Fees to related parties	15,294	31,886	14,563
Professional and consulting fees	52,016	64,232	55,192
Communications	66,916	58,335	55,511
Selling and promotion	62,087	55,719	48,663
Commissions and floor brokerage	24,600	22,050	13,065
Interest expense	18,950	26,251	30,069
Other expenses	36,576	50,589	47,719

Total expenses	1,219,158	1,074,252	952,052

Income (loss) from continuing operations before minority interest and income taxes	9,774	42,674	(97,208)
Minority interest	19,368	2,352	—
Provision (benefit) for income taxes	20,115	9,320	(1,547)

(Loss) income from continuing operations	$(29,709)	$31,002	$(95,661)

Loss from discontinued operations	—	—	(646)
Income tax benefit from discontinued operations	—	—	(4)
Cumulative effect of a change in accounting principle	—	—	(10,080)

Net (loss) income available to common stockholders	$(29,709)	$31,002	$(106,391)

Per share data:
Basic (loss) earnings per share
Net (loss) income available to common stockholders	$(29,709)	$31,002	$(106,391)

Basic (loss) earnings per share	$(0.28)	$0.17	$(0.58)

Basic weighted average shares of common stock outstanding	105,771	184,326	184,074

Fully diluted (loss) earnings per share
Net (loss) income for fully diluted shares	$(29,709)	$31,002	$(106,391)

Fully diluted (loss) earnings per share	$(0.28)	$0.17	$(0.58)

Fully diluted weighted average shares of common stock outstanding	105,771	185,482	184,074

Dividends declared per share of common stock	$0.27	$—	$—

Dividends declared and paid per share of common stock	$0.23	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Net (loss) income available to common stockholders	$(29,709)	$31,002	$(106,391)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Compensation related to partner redemptions and exchangeability of founding partner units	84,063	—	—
Allocations of net income to founding/working partner units and REUs	11,400	—	—
Fixed asset depreciation and intangible asset amortization	57,131	61,127	61,049
Forgivable loan amortization	29,800	34,439	37,158
Grant units	—	509	31,357
Gain on insurance recovery from related parties	—	—	(3,500)
Charitable contributions	6,387	—	—
Non-cash charge relating to the acceleration of the exchangeability of founding partner units	993	—	—
Stock-based compensation	8,454	17,647	2,712
Impairment of fixed assets	5,002	4,757	1,861
Other investment losses	7,069	—	—
Minority interest	19,368	2,352	—
Deferred tax benefit	(10,530)	(4,970)	(2,380)
Deferred compensation plan expense	—	—	138
Recognition of deferred revenue	(12,268)	(5,412)	(7,292)
Other	—	(287)	(67)
Changes in operating assets and liabilities:
(Increase) decrease in cash segregated under regulatory requirements	(2,418)	1,436	(1,741)
Decrease (increase) in reverse repurchase agreements	7,560	6,286	(3,826)
Decrease (increase) in reverse repurchase agreements with related parties	80,883	(60,683)	(14,100)
Decrease in securities owned	30,848	37,266	447
Decrease (increase) in receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	43,248	231,846	(143,416)
Decrease (increase) in accrued commissions receivable, net	13,248	(27,104)	(19,016)
(Increase) decrease in receivables from related parties	(268)	56,567	(49,174)
(Increase) in forgivable loans and other receivables from employees and partners	(47,093)	(44,621)	(32,529)
Decrease (increase) in other assets	5,698	(1,495)	(13,452)
Decrease in securities sold, not yet purchased	321	—	—
(Increase) decrease in payables to brokers, dealers, clearing organizations, customers and related broker-dealers	(151,203)	(140,369)	125,861
Increase in accrued compensation	27,526	31,127	4,725
Decrease in securities loaned to related parties	—	—	(8,201)
(Decrease) increase in securities sold under agreements to repurchase	—	(25,313)	20,490
Increase in deferred revenue	7,145	4,150	3,397
(Decrease) increase in accounts payable, accrued and other liabilities	(23,550)	(6,197)	65,261
Increase in payables to related parties	32,469	19,039	19,522

Net cash provided by (used in) operating activities	201,574	223,099	(31,107)

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Secured loan to related party	—	(185,000)	—
Payment of secured loan by related party	65,000	120,000	—
Investment of cash with related party	(91,418)	106,203	(24,644)
Purchases of fixed assets	(38,863)	(41,437)	(52,094)
Decrease in restricted cash	—	1,827	—
Purchase of investment	—	(1,363)	—
Capitalization of software development costs	(19,823)	(21,053)	(17,213)
Capitalization of patent defense and registration costs	(2,476)	(1,504)	(1,270)
Payments for acquisitions, net of cash acquired	(5,000)	—	(6,714)
Insurance recovery from related parties	—	—	3,500
Increase in loan receivables from related parties	(980)	—	—
Investment in unconsolidated entities	(3,036)	—	—
Proceeds from the sale of equities brokerage business to related parties	—	—	2,556
Purchase of marketable securities	—	(2,414)	—

Net cash used in investing activities	(96,596)	(24,741)	(95,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	—	8,098
Capital distributions	(130,000)	—	(1,610)
Repayment of short-term borrowings	—	—	(8,470)
Long-term borrowings	150,000	—	—
Long-term borrowings with related parties	—	57,000	94,578
Repayments of long-term borrowings with related parties	(196,818)	(109,078)	—
Proceeds from primary offering of class A common stock, net	72,342	—	—
Repurchase of Class A common stock	(19,248)	(373)	(93)
Proceeds from exercises of stock options and warrants	1,174	810	1,346
Proceeds from working partner unit purchases	1,000	—	—
Excess tax benefit from stock-based compensation	13	158	11
Earnings distributions to Cantor, founding/working and REU partners	(35,327)	—	—
Dividends to stockholders	(18,600)	—	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,883)	(464)	(423)

Net cash (used in) provided by financing activities	(177,347)	(51,947)	93,437

Net (decrease) increase in cash and cash equivalents	(72,369)	146,411	(33,549)
Cash and cash equivalents at beginning of period	277,299	130,888	164,437

Cash and cash equivalents at end of period	$204,930	$277,299	$130,888

Supplemental cash information:
Cash paid during the period for taxes	$26,742	$7,043	$5,444

Cash paid during the period for interest	$17,102	$26,191	$33,165

Supplemental non-cash information
Conversion of Class B common stock into Class A common stock	$27	$—	$—
Investment of non-cash assets in ELX	18,333	—	—
Issuance of equity instruments upon merger	(233,747)	—	—
Forgiveness/settlement of receivables from and payables to related parties, net, in conjunction with the separation and merger	4,354	—	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except share amounts)

	Members’ Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in-Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ and Members’ Equity
Balance, January 1, 2006	$244,979	$343	$221	$293,395	$(62,486)	$12,273	$—	$488,725
Net loss attributable to members	(111,043)	—	—	—	—	—	—	(111,043)
Net income attributable to common stockholders	—	—	—	—	—	4,652	—	4,652
Member contributions	8,098	—	—	—	—	—	—	8,098
Member withdrawals deemed dividends	(1,610)	—	—	—	—	—	—	(1,610)
Distribution on grant units	3,125	—	—	—	—	—	—	3,125
Grant units—impact of SFAS 123R	28,232	—	—	—	—	—	—	28,232
Stock-based compensation	—	—	—	2,300	—	—	—	2,300
Issuance of Horizon warrants	—	—	—	3,000	—	—	—	3,000
Horizon deemed dividend	—	—	—	—	—	(1,500)	—	(1,500)
Conversion of Class B common stock to Class A common stock, 1,641,470 shares	—	16	(16)	—	—	—	—	—

Issuance of treasury shares, 38,056 shares	—	—	—	(354)	354	—	—	—
Vesting of restricted stock units, 173,377 shares	—	2	—	(2)	—	—	—	—
Exercise of employee stock options, 204,911 shares	—	3	—	1,343	—	—	—	1,346
Reclassification of unearned compensation upon adoption of SFAS 123R	—	—	—	—	—	—	—	—
Repurchase of Class A common stock, 52,239 shares	—	—	—	—	(465)	—	—	(465)

Balance, December 31, 2006	$171,781	$364	$205	$299,682	$(62,597)	$15,425	$—	$424,860

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except share amounts)

	Members’ Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in-Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ and Members’ Equity
Balance, January 1, 2007	$171,781	$364	$205	$299,682	$(62,597)	$15,425	$—	$424,860
Fin 48 adjustment to beginning retained earnings	—	—	—	—	—	(209)	—	(209)

Adjusted Balance, January 1, 2007	171,781	364	205	299,682	(62,597)	15,216	—	424,651

Net income attributable to members	63,500	—	—	—	—	—	—	63,500
Net loss attributable to common stockholders	—	—	—	—	—	(32,498)	—	(32,498)
Unrealized loss on marketable securities	—	—	—	—	—	—	(61)	(61)

Other comprehensive gain	63,500	—	—	—	—	(32,498)	(61)	30,941
Distribution on grant units	53	—	—	—	—	—	—	53
Grant units—impact of SFAS 123R	456	—	—	—	—	—	—	456
Issuance of restricted stock and equity units	—	—	—	—	—	—	—	—
Other capital related transactions	(336)	—	—	—	—	—	—	(336)
Stock-based compensation	—	—	—	12,612	—	—	—	12,612
Issuance of Class A common stock related to 401(k), 15,800 shares	—	—	—	138	—	—	—	138

Vesting of restricted stock units, 218,178 shares	—	2	—	(2)	—	—	—	—
Exercise of employee stock options, 156,320 shares	—	2	—	808	—	—	—	810
Balance, December 31, 2007	$235,454	$368	$205	$313,238	$(62,597)	$(17,282)	$(61)	$469,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except share amounts)

	Members’ Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in-Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ and Members’ Equity
Balance, January 1, 2008	$235,454	$368	$205	$313,238	$(62,597)	$(17,282)	$(61)	$469,325

Net loss attributable to members’ equity	(48,078)							(48,078)
Net income available to common stockholders	—	—	—	—	—	18,369	—	18,369
Capital distribution to Cantor upon separation/merger	(130,000)	—	—	—	—	—	—	(130,000)
Contribution of common stock from Cantor upon separation/merger (9,618,764 Class A common stock and 12,350,307 Class B common stock)	(23,946)	97	123	23,726	—	—	—	—
Settlement of intercompany balances upon separation/merger	4,354	—	—	—	—	—	—	4,354
Redemption of founding partner units upon separation/merger	84,063	—	—	—	—	—	—	84,063
Recapitalization upon merger; allocation of equity to founding partners and Cantor	(121,847)	—	—	(93,309)	—	—	—	(215,156)
Conversion of Class B common stock to Class A common stock	—	27	(27)	—	—	—	—	—
Primary offering of Class A common stock, net of portion attributable to minority interest, 10,000 shares	—	100		28,403	—	—	—	28,503

Capital contribution by founding partners to cover 2008 Charity Day	—	—	—	6,191	—	—	—	6,191
Repurchase of Class A common stock, 4,011,072 shares	—	—	—		(19,248)			(19,248)
Dividends to stockholders	—	—	—	(19,468)	—	868	—	(18,600)
Stock-based compensation	—	4	—	5,927	—	—	—	5,931
Issuance of Class A common stock upon exchange of founding partner units and distribution rights, 1,809,524 shares	—	18	—	6,783	—	—	—	6,801
Change in CTA	—		—	—	—	—	(2,448)	(2,448)
Unrealized loss on marketable securities	—	—	—	—	—	—	(1,433)	(1,433)
Other	—	3	—	(330)	—	3	—	(324)

Balance, December 31, 2008	$—	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$188,250

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

On April 1, 2008, BGC Partners, LLC merged with and into eSpeed, Inc. (“eSpeed”), which survived the merger and was renamed BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”). In the merger, an aggregate of 133,860,000 shares of common stock and rights to acquire shares of BGC Partners were issued. Of these, 56,000,000 were in the form of Class B common stock or rights to acquire Class B common stock, and the remaining 77,860,000 were in the form of Class A common stock or rights to acquire Class A common stock. Stockholders of eSpeed held the same number and class of shares of BGC Partners common stock immediately after the merger that they held in eSpeed immediately prior to the merger. BGC Partners’ Class A common stock trades on the Nasdaq Global Market under the symbol “BGCP.”

BGC Partners is a global inter-dealer broker specializing in trading financial instruments and related derivative products. BGC Partners provides integrated voice and electronic (“hybrid”) execution and other brokerage services to banks, broker-dealers, investment banks and investment firms for a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equity derivatives, credit derivatives, futures, structured products and other instruments. Through its eSpeed and BGCantor Market Data brands, the Company also offers financial technology solutions, market data and analytics related to select financial instruments and markets. The Company’s brokerage services include execution, clearing, processing and other back office services. BGC Partners has offices in New York and London, as well as Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Nyon, Paris, Seoul, Singapore, Sydney, Tokyo and Toronto.

The merger has been accounted for as a combination of entities under common control. eSpeed was deemed the acquirer and BGC Partners, LLC was deemed the acquiree. According to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, since the merger was a transaction between entities under common control, the assets and liabilities of BGC Partners, LLC were transferred at historical cost and the results of operations and cash flows have been reflected in the accompanying consolidated financial statements as if the merger occurred as of the earliest period presented.

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements include the Company’s accounts and all subsidiaries in which the Company has more than a 50% equity ownership. Intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements reflect the historical financial position, results of operations and cash flows of BGC Partners as if the merger occurred as of the earliest period presented, with the exception of certain capital and tax modifications which became effective as of April 1, 2008. Specifically, the historical financial statements of BGC Partners, for the periods prior to April 1, 2008, do not give effect to the following matters, which are described in more detail in Note 2, The Separation, Merger and Recapitalization, Note 18, Tax Restructuring and Note 4, Earnings Per Share:

•	The capitalization of the acquired net assets of BGC Partners, LLC;

•	Modification in tax structure;

•	Allocations of net income to founding/working partner units and REUs;

•	Redeemable partnership interest;

•	Minority interest held by Cantor; and

•	Basic and fully diluted earnings per share calculations.

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

•

Cash Instruments—The Company’s cash instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government securities, certain sovereign government obligations and active listed equities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, including agency securities, most investment-grade and high-yield corporate bonds, certain sovereign government obligations, money market securities, and less liquid listed equities, state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

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

See Note 5 for further information on SFAS 157.

SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company as of January 1, 2008. The Company did not elect the fair value option for any assets or liabilities and therefore the adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective as of January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial condition, results of operations or cash flows.

SFAS No. 161: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of SFAS 161 to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

FASB Staff Position (“FSP”) No. 142-3: In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material effect on the its consolidated financial condition, results of operations or cash flows.

SFAS No. 162: In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial condition, results of operations or cash flows.

FASB Staff Position (“FSP”) EITF No.03-6-1: In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company does not expect the adoption of EITF 03-6-1 to have a material effect on its consolidated financial condition, results of operations, cash flows or earnings per share.

EITF No. 07-5: In June 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), which provides guidance about whether an instrument should be classified as equity and not marked to market for accounting purposes. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-5 to have a material effect on its consolidated financial condition, results of operations or cash flows.

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

As a result of the separation and merger, the following four economic ownership classes of the Company were established:

Founding/working partner units

Founding/working partners have a limited partnership interest in BGC Holdings. Prior to the merger, this interest was accounted for as a component of stockholders’ and members’ equity section of the consolidated statements of financial condition. With effect from the merger, the Company accounts for founding/working partnership interest outside of permanent capital, as “Redeemable partnership interest”, in the consolidated statements of financial condition. This classification is in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), which requires that preferred securities, or other equity instruments, including common stock, derivative instruments, noncontrolling interests, and share-based payment arrangements that are classified as equity, that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. EITF D-98 is applicable to founding/working partnership interest because founding/working partner units are redeemable upon termination of a partner, which includes the termination of employment, which can be at the option of the partner and not within the control of the issuer.

Founding/working partner units receive quarterly allocations of net income based on their weighted average pro rata share of economic ownership. This allocation is reflected in the Company’s consolidated statements of operations as “Allocation of net income to founding/working partner units”, which is a separate component of compensation expense. However, in quarterly periods in which the Company has a net loss, the Company does not reflect an allocation of the loss to founding/working partner units. Rather, the allocation of the net loss is reflected as a component of “Minority interest” in the consolidated statements of operations.

At the Company’s discretion, the founding/working partner units may become exchangeable for Class A common stock on a one-for-one basis.

REU holders

BGC Holdings issues REUs to certain of its limited partners. The REUs entitle the holder to participate in distributions of BGC Holdings’ income and to receive post-termination payments equal to the notional value of the grant in four equal yearly installments after the holder’s termination. REUs receive allocations of net income for each quarterly period. This allocation is reflected in the Company’s consolidated statements of operations as “Allocation of net income to REUs”, which is a separate component of compensation expense. However, in quarterly periods in which the Company has a net loss, the Company does not reflect an allocation of the loss to REUs. Rather, the allocation of the net loss is reflected as a component of “Minority interest” in the consolidated statements of operations.

At the Company’s discretion, the REUs may become exchangeable for Class A common stock on a one-for-one basis.

Cantor

Cantor’s limited partnership interest in BGC Holdings as a result of its contribution of the BGC Division is reflected as a component of “Minority interest” in the Company’s consolidated statements of financial condition. Cantor receives allocations of net income based on its weighted average pro rata share of economic ownership for each quarterly period. This allocation is reflected as a component of “Minority interest” in the Company’s consolidated statements of operations.

In quarterly periods in which the Company has a net loss, the amount reflected as a component of “Minority interest” in the Company’s consolidated statements of operations represents the allocation for founding/working partner units, REUs and Cantor’s limited partnership interest.

Common stockholders

Common stockholders’ interest is the interest held by the public, including Cantor, in the form of Class A and Class B common stock. This interest is reflected as “Stockholders’ equity” in the Company’s consolidated statements of financial condition.

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

The offering price to the public was $8.00 per share, and the price, net of underwriters’ discount of 3.5%, was $7.72 per share. The Company received proceeds of $77.2 million as a result of the Primary Offering. Offering expenses, other than underwriters’ discounts, of approximately $4.9 million were incurred by the Company. The Company did not receive any net proceeds from the sales of Class A common stock sold by the Selling Stockholders in the Secondary Offering.

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

3.	Summary of Significant Accounting Policies

Use of Estimates: The preparation of the accompanying consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in these consolidated financial statements. Management believes that the estimates utilized in preparing these consolidated financial statements are reasonable. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from the estimates included in the accompanying consolidated financial statements.

Revenue Recognition: BGC Partners derives its revenues primarily through commissions from brokerage services, the spread between the buy and sell prices on matched principal transactions, fees from certain information products, fees for the provision of certain software solutions and fees from related parties.

Commissions: Commission revenues are derived from agency brokerage transactions, whereby the Company connects buyers and sellers in the OTC and exchange markets and assists in the negotiation of the price and other material terms of transactions. Commission revenues and the related expenses are recognized on a trade-date basis.

Principal Transactions: Principal transaction revenues are primarily derived from matched principal transactions, whereby the Company simultaneously agrees to buy securities from one customer and sell them to another customer. A very limited number of trading businesses are allowed to enter into unmatched principal transactions to facilitate a customer’s execution needs for transactions initiated by such customers, or for the purpose of proprietary trading. Revenues earned from principal transactions represent the spread between the buy and sell price of the brokered security, commodity or derivative. Principal transaction revenues and related expenses are recognized on a trade-date basis. Positions held as part of a principal transaction are marked to market on a daily basis.

Market Data: Market data revenues primarily consist of subscription fees and fees from customized one-time sales provided to customers either directly or via third-party vendors. Market data revenues are recognized ratably over the contract term, except for revenues derived from customized one-time sales, which are recognized as services are rendered.

Software Solutions and Licensing Fees: Pursuant to various services agreements, the Company receives up-front and/or periodic fees for the use of the eSpeed technology platform. Such fees are deferred, and included in the accompanying Consolidated Statements of Financial Condition as “Deferred revenue”, and recognized as revenue ratably over the term of the licensing agreement or over the period in which such fees are earned. The Company also receives fees for its front-end trading software and patent licenses. Such fees are recognized as income ratably over the license period.

Fees from Related Parties: Fees from related parties consist of allocations for back office services provided to Cantor and its affiliates, including occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services and information technology, as well as fees for providing maintenance services to support the trading platform of ELX. Revenues are recognized as earned on an accrual basis.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition, other than those used for trading purposes, to be cash equivalents.

Cash Segregated Under Regulatory Requirements: Cash segregated under regulatory requirements represents funds received in connection with customer activities that the Company is obligated to segregate or set aside to comply with regulations mandated by the Financial Industry Regulatory Authority in the U.S. (“FINRA”) and the Financial Services Authority in the U.K. (the “FSA”) that have been promulgated to protect customer assets.

Reverse Repurchase Agreements: Securities purchased under agreements to resell (“reverse repurchase agreements”) are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under reverse repurchase agreements. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. Certain of the Company’s reverse repurchase agreements are with Cantor (see Note 11, Related Party Transactions, for more information regarding these agreements).

Securities Owned and Securities Sold, Not Yet Purchased: Securities owned, securities sold, not yet purchased are comprised of positions held in connection with customer facilitation and liquidity trading and are classified as trading and marked to market daily based on current listed market prices or broker quotes with the resulting gains and losses included in operating income in the current period. Unrealized and realized gains and losses from securities owned and securities sold, not yet purchased in connection with customer facilitation and liquidity trading are included as part of “Principal transactions” on the accompanying Consolidated Statements of Operations.

Marketable Securities: Marketable securities are comprised of securities held for investment purposes and are accounted for in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale and reported at fair value. Unrealized gains and losses are included as part of “Accumulated other comprehensive loss” on the accompanying Consolidated Statement of Financial Condition.

The Company can pledge securities it owns in order to satisfy deposit requirements at various exchanges or clearing organizations, to collateralize secured short-term borrowings to finance inventory positions and to collateralize securities lending arrangements.

Receivables from and Payables to Brokers, Dealers, Clearing Organizations, Customers and Related Broker-Dealers: Receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers primarily represent principal transactions for which the stated settlement dates have not yet been reached and principal transactions which have not settled as of their stated settlement dates, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges. Also included are amounts related to open derivative contracts executed on behalf of the Company’s customers. A portion of the unsettled principal transactions and open derivative contracts that constitute receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers are with related parties (see Note 11, Related Party Transactions, for more information regarding these receivables and payables).

Accrued Commissions Receivable: Accrued commissions receivable represent amounts due from brokers, dealers, banks and other financial and non-financial institutions for the execution of securities, foreign exchange and derivative agency transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $2.2 million, $1.1 million and $0.8 million as of December 31, 2008, 2007 and 2006, respectively. The allowance is based on management’s estimate and is reviewed periodically based on the facts and circumstances of each outstanding receivable.

Forgivable Loans and Other Receivables from Employees and Partners: Forgivable loans and other receivables from employees and partners primarily consist of loan contracts between the Company and employees and partners that provide for the return of the loan if employment is terminated prior to the expiration of the contract. The forgivable loans are stated at historical value net of amortization, which is calculated using the straight-line method over the term of the contract, which is generally two or three years. Also included in “Forgivable loans and other receivables from employees and partners” on the accompanying Consolidated Statements of Operations are advances on bonuses and salaries and other loan contracts that the Company may, from time to time, execute with employees and partners. The Company expects to fully recover the forgivable loans if employees or partners terminate their employment prior to the expiration of the contract, and expects to fully recover other advances and loans as agreed under the contracts. As such, the Company does not have an allowance related to forgivable loans and other receivables from employees and partners (see Note 11, Related Party Transactions, for more information regarding these loans and other receivables).

Fixed Assets: Fixed assets are carried at cost net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Internal and external direct costs of developing applications and obtaining software for internal use are capitalized and amortized over three years. Computer equipment is depreciated over three to five years. Leasehold improvements are depreciated over the shorter of their estimated economic useful lives or the remaining lease term. Routine repairs and maintenance are expensed as incurred. When fixed assets are retired or otherwise disposed of, the related gain or loss is included in operating income. The Company has asset retirement obligations related to certain of its leasehold improvements, which it accounts for using the guidance in SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the long-term composite risk-free interest rate in effect when the liability was initially recognized.

Investments: The Company’s investments in which it does not have a controlling interest or is not the primary beneficiary are accounted for under the equity method. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the Company would also consolidate any variable interest entities (“VIEs”) of which it is the primary beneficiary.

Long-Lived Assets: The Company periodically evaluates potential impairment of long-lived assets and amortizable intangibles, when a change in circumstances occurs, by applying the concepts of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets. If the undiscounted future cash flows were less than the carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. The Company concluded that there was no impairment of its long-lived assets for the years ended December 31, 2008, 2007 and 2006.

Goodwill and Intangible Assets: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. As prescribed in SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangible assets are no longer amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. The Company performed impairment evaluations for the years ended December 31, 2008, 2007 and 2006, and concluded that there was no impairment of its goodwill or indefinite lived intangible assets.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Definite lived intangible assets arising from business acquisitions include customer relationships, internally developed software, covenants not to compete and trademarks. Also included in the definite lived intangible assets are purchased patents. The costs of acquired patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method.

Income Taxes: The Company accounts for income taxes using the asset and liability method pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership’s income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ liability or benefit is not reflected in the Company’s consolidated financial statements. The tax related assets, liabilities, provisions or benefits included in the Company’s consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is no longer subject to United States federal, state and local, or non-U.S. income tax examination by tax authorities for the years prior to 2003, 2000, and 1999, respectively.

Stock-Based Compensation: Effective January 1, 2006, the Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS

123(R)”), using the modified prospective method. Under the modified prospective method, stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The grant-date fair value of stock-based awards is amortized to expense ratably over the awards’ vesting periods. SFAS 123(R) also requires that the Company record an expense for the change in the fair value of the liability awards for each reporting period and that the change in fair value be reflected as stock-based compensation expense in the Company’s Consolidated Statements of Operations. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reviewed for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units: Restricted stock units (“RSUs”) provided to certain employees by the Company are accounted for as equity awards, and, under SFAS 123(R), the Company is required to record an expense for the portion of the RSUs that is ultimately expected to vest. The grant-date fair value of RSUs is amortized to expense ratably over the awards’ vesting periods. The amortization is reflected as non-cash equity-based compensation expense in the Company’s consolidated statement of operations. In addition, quarterly dividends on such RSUs are included in the Company’s compensation expense.

REUs: Limited partnership interests in BGC Holdings provided to certain employees by the Company, termed REUs, are accounted for as liability awards, and, under SFAS 123(R), the Company is required to record an expense for the liability awards based on their fair value at each reporting date. The change in fair value of the liability awards is reflected as non-cash equity-based compensation expense at each reporting date until settlement in the Company’s consolidated statement of operations. In addition, quarterly distributions on such REUs are included in the Company’s compensation expense.

Grant Units: Partnership units granted by Cantor to certain employees of the Company prior to the separation/merger are accounted for as liability awards, and, under SFAS 123(R), the Company is required to record an expense for the liability awards based on their fair value at each reporting date. The change in fair value of the liability awards of Cantor is reflected as non-cash equity-based compensation expense at each reporting date until settlement in the Company’s consolidated statement of operations. In addition, quarterly distributions on such partnership units are included in the Company’s compensation expense.

Foreign Currency Transactions: Assets and liabilities denominated in non-U.S. currencies are remeasured at rates of exchange prevailing on the date of the consolidated statement of financial condition, and revenues and expenses are remeasured at average rates of exchange for the period. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is the U.S. dollar, are included in the accompanying Consolidated Statements of Operations as part of “Other expenses”. Gains or losses on remeasurement of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included as part of “Accumulated other comprehensive loss” on the accompanying Consolidated Statements of Financial Condition.

Derivative Financial Instruments: Derivative contracts are instruments, such as futures, forwards or swaps contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be listed and traded on an exchange, or they may be privately negotiated contracts, which are often referred to as OTC derivatives. Derivatives may involve future commitments to purchase or sell financial instruments or commodities, or to exchange currency or interest payment streams. The amounts exchanged are based on the specific terms of the contract with reference to specified rates, securities, commodities, currencies or indices.

The accounting for derivative contracts is established in SFAS 133. SFAS 133 requires that an entity recognize all derivative contracts as either assets or liabilities in the consolidated statements of financial condition and measure those instruments at fair value. The fair value of all derivative contracts is recorded on a net-by-counterparty basis where management believes a legal right of setoff exists under an enforceable netting agreement. Derivative contracts are recorded as part of “Receivables from or payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the accompanying Consolidated Statements of Financial Condition.

4.	Earnings Per Share

SFAS No. 128, Earnings Per Share (“SFAS 128”), establishes standards for computing and presenting earnings per share (“EPS”). SFAS 128 requires the dual presentation of basic and diluted EPS on the face of the accompanying Consolidated Statements of Operations and requires a reconciliation of numerators (net income (loss)) and denominators (weighted-average shares of common stock outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average shares of common stock outstanding. From April 1, 2008, net income is allocated to each of the four economic ownership classes described above, based on each class’s pro rata economic ownership. The weighted-average shares of common stock outstanding have been retroactively restated to all periods prior to April 1, 2008 to give effect to the shares issued in connection with the merger. There were no net income allocations to founding/working partners units, REUs, or Cantor for the periods prior to April 1, 2008 as it is assumed that all of the Company’s net income (loss) for those periods was allocated to all economic owners, including common stockholders.

The Company’s earnings for the years ended December 31, 2008, 2007 and 2006 were allocated as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net income allocable to founding/working partner units	$10,849	$—	$—
Net income allocable to REUs	551	—	—
Net income allocable to Cantor	16,259	—	—
Net (loss) income available to common stockholders(1)	(29,709)	31,002	(106,391)

The following is a reconciliation of the Company’s basic and fully diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Basic (loss) earnings per share:
Net (loss) income available to common stockholders	$(29,709)	$31,002	$(106,391)

Basic weighted average shares of common stock outstanding(1)	105,771	184,326	184,074

Basic (loss) earnings per share	$(0.28)	$0.17	$(0.58)

(1)	The weighted average shares outstanding for the years ended December 31, 2008, 2007 and 2006 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for those periods, allocations to founding/working partners, REUs and Cantor have not been deducted from net income.

Fully diluted earnings (loss) per share is calculated utilizing net income (loss) available for common stockholders plus net income allocations to the founding/working partner units, REUs, and Cantor; and dividing it by the weighted average number of BGC Holdings units held by founding/working partners and Cantor, the Company’s weighted average outstanding shares of common stock, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including REUs, options, RSUs and warrants, were exercised/exchanged, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. However, in periods where there is a net loss, as there was for the year ended December 31, 2008, the adjustments to net income available to common stockholders and the adjustments to basic weighted average shares of common stock outstanding are excluded as their effect would be anti-dilutive. The following is a reconciliation of the Company’s fully diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2008(1)	2007	2006
Fully diluted (loss) earnings per share:
Net (loss) income available to common stockholders	$(29,709)	$31,002	$(106,391)
Allocation of net income to founding/working partner units	—	—	—
Allocation of net income to REUs	—	—	—
Allocation of net income to Cantor	—	—	—

Net (loss) income for fully diluted shares	$(29,709)	$31,002	$(106,391)

Basic weighted average shares of common stock outstanding(2)	105,771	185,482	184,074
Stock options/restricted stock units/warrants	—	—	—
BGC Holdings units held by founding/working partners	—	—	—
REUs	—	—	—
BGC Holdings units held by Cantor	—	—	—

Fully diluted weighted average shares of common stock outstanding	105,771	185,482	184,074

Fully diluted (loss) earnings per share	$(0.28)	$0.17	$(0.58)

(1)	Allocations of net income to founding/working partner units, REUs and Cantor have been excluded from the calculation of net income (loss) for fully diluted shares for the year ended December 31, 2008 because the Company had a net loss for the period.
(2)	The weighted average shares outstanding for the years ended December 31, 2008, 2007 and 2006 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for those periods, allocations to founding/working partners and minority interest to Cantor have not been deducted from net income.

For the years ended December 31, 2008, 2007 and 2006, approximately 23.6 million, 12.8 million and 16.0 million REUs, options, RSUs and warrants, respectively, were not included in the computation of fully diluted earnings (loss) per share.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $100.0 million of outstanding Class A common stock.

Stock repurchase activity for the year ended December 31, 2008 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2008—March 31, 2008	—	$—	—	$58,202,695
April 1, 2008—June 30, 2008	175,000	$7.72	—	$58,202,695
July 1, 2008—July 31, 2008	—	$—	—	$58,202,695
August 1, 2008—August 31, 2008	—	$—	—	$58,202,695
September 1, 2008—September 30, 2008	3,163,072	$4.82	3,163,072	$42,950,645
October 1, 2008—October 31, 2008	673,000	$3.90	673,000	$40,305,815
November 1, 2008—November 30, 2008	—	$—	—	$40,305,815
December 1, 2008—December 31, 2008	—	$—	—	$40,305,815

During the year ended December 31, 2008, the Company repurchased 4,011,072 shares of its Class A common stock. These repurchases included 3,836,072 shares repurchased under the buyback plan approved by the Company’s Board of Directors for an aggregate purchase price of approximately $17.9 million. Included in the buyback plan repurchases were 1,261,491 shares repurchased from certain limited partners of BGC Holdings and Cantor on September 22, 2008 at a price of $4.00 per share, for an aggregate purchase price of approximately $5.0 million.

The 1,261,491 shares were purchased as follows: (i) 198,487 shares were purchased from partners of Cantor, which shares were transferred pursuant to distribution rights that Cantor granted in connection with the separation and merger of BGC Partners; (ii) 259,882 shares were purchased from founding partners of BGC Holdings, which shares were transferred to them pursuant to distribution rights that Cantor granted in connection with the separation and merger; and (iii) 803,122 shares were purchased from founding partners of BGC Partners and were issued upon exchange of exchangeable Founding Partner Units in BGC Holdings that such founding partners received in connection with the separation and merger.

In connection with this stock repurchase, Cantor agreed to accelerate the distribution of the distribution rights shares solely to permit such partners to sell such shares to the Company. The Company, as the general partner of BGC Holdings, further removed the contractual resale restrictions on such shares solely to permit such founding partners to sell such shares to the Company.

During the year ended December 31, 2007, the Company did not repurchase any shares of its Class A common stock At December 31, 2008, we had approximately $40.3 million remaining from our $100 million buyback authorization and from time to time, the Company may actively continue to repurchase shares.

5.	Fair Value of Financial Assets and Liabilities

The following table sets forth the Company’s financial assets, including those pledged as collateral, and financial liabilities at fair value (in thousands):

	December 31, 2008
	Assets	Liabilities
Corporate debt	$75	$—
Sovereign obligations	805	—
Equities	927	321
Foreign exchange swaps	2,864	683

Total	$4,671	$1,004

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under SFAS 157 at December 31, 2008 (in thousands):

	Assets at Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Corporate debt	$—	$75	$—	$—	$75
Sovereign obligations	—	805	—	—	805
Equities	927	—	—	—	927
Foreign exchange swaps	—	2,864	—	—	2,864

Total	$927	$3,744	$—	$—	$4,671

	Liabilities at Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Corporate debt	$—	$ —	$—	$—	$—
Sovereign obligations	—	—	—	—	—
Equities	321	—	—	—	321
Foreign exchange swaps	—	683	—	—	683

Total	$321	$ 683	$—	$—	$1,004

(1)	As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. (See Note 1, Organization and Basis of Presentation, for further information on the fair value hierarchy.)

6.	Securities Owned and Securities Sold, Not Yet Purchased

The Company allows certain of its brokerage desks to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating transactions, adding liquidity, improving customer satisfaction, increasing revenue opportunities, attracting additional order flow and, in a limited number of instances and subject to risk management limits, for the purpose of proprietary trading. Total unmatched principal transactions were $1.2 million and $31.7 million as of December 31, 2008 and 2007, respectively.

Securities owned consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Corporate debt	$75	—
Government debt	805	30,511
Equities	7	—
Other	—	1,224

Total	$887	$31,735

As of December 31, 2008 and 2007, the Company had pledged $0.8 million and $31.4 million of securities owned, respectively, to satisfy deposit requirements at various exchanges or clearing organizations.

Securities sold, not yet purchased consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Equities	$321	$—
Other	—	—

Total	$321	$—

7.	Marketable Securities

Marketable securities consisted of the Company’s ownership of 4,350,000 shares of Class A common stock of Patsystems, plc, which were purchased during 2007. The investment, which had a fair value of $0.9 million and $2.4 million as of December 31, 2008 and 2007, is recorded in the accompanying Consolidated Statements of Financial Condition as “Marketable Securities”.

8.	Collateralized Transactions

Securities purchased under agreements to resell (“Reverse Repurchase Agreements”) are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest.

For Reverse Repurchase Agreements, it is the Company’s policy to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under Reverse Repurchase Agreements. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. Certain Reverse Repurchase Agreements are with Cantor (see Note 11, Related Party Transactions, for more information regarding these agreements).

As of December 31, 2008, the Company had received, as collateral, U.S. Treasury or other fixed income securities with a fair value of $184.6 million, all of which pertained to overnight Reverse Repurchase Agreements with Cantor that were transacted as part of the Company’s cash management strategy.

As of December 31, 2007, the Company had received, as collateral, U.S. Treasury and agency securities with a fair value of $150.7 million, of which $61.0 million pertained to overnight Reverse Repurchase Agreements with Cantor that were transacted as part of the Company’s cash management strategy, $61.4 million pertained to Reverse Repurchase Agreements with Cantor to cover pending settlements and $20.8 million pertained to Reverse Repurchase Agreements with Cantor to satisfy security deposit requirements at exchanges or clearing organizations. The remaining $7.5 million pertained to Reverse Repurchase Agreements with third parties to satisfy security deposit requirements at various exchanges or clearing organizations.

9.	Receivables from and Payables to Brokers, Dealers, Clearing Organizations, Customers and Related Broker-Dealers

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

The receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$101,389	$93,146
Open derivative contracts	2,864	23,094
Receivables from clearing organizations	61,377	81,574
Other receivables from brokers, dealers and customers	12,201	23,265

Total	$177,831	$221,079

Payables to brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$99,264	$88,873
Net pending trades	5,902	56,231
Open derivative contracts	683	23,450
Payables to clearing organizations	235	23,747
Other payables to brokers, dealers and customers	13,178	78,164

Total	$119,262	$270,465

A portion of these receivables and payables is with Cantor (see Note 11, Related Party Transactions, for additional information related to these receivables and payables).

Substantially all open fails to deliver and fails to receive transactions as of December 31, 2008 have subsequently settled at the contracted amounts.

10.	Derivatives

The Company has both OTC and exchange-traded derivative contracts. These derivative contracts primarily consist of bond futures, commodities, interest rate and foreign exchange futures, options, forwards and swaps. The Company enters into derivative contracts to facilitate client transactions, to hedge principal positions and to facilitate hedging activities of affiliated companies. Open derivative contracts are recognized at the fair value of the related assets and liabilities as part of “Receivables from and Payables to brokers, dealers, clearing organizations, customers and related broker dealers” in the accompanying Consolidated Statements of Financial Condition.

Fair values of derivative contracts are determined from quoted market prices or other public price sources. The Company does not designate any derivative contracts as hedges for accounting purposes. The change in fair value of derivative contracts is reported as part of “Principal transactions” in the accompanying Consolidated Statements of Operations.

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Forward settlement contracts	$—	$—	$110	$98
Foreign exchange swaps	2,864	683	22,503	22,975
Futures	—	—	328	224
Option contracts	—	—	153	153

Total	$2,864	$683	$23,094	$23,450

Transactions with off-balance-sheet risk are primarily short-term in duration. At December 31, 2008 and December 31, 2007, the notional amounts of derivative instruments used for trading purposes were $329.3 million and $2.2 billion, respectively. These contracts had remaining maturities of less than one year.

A portion of the Company’s derivative contracts is with Cantor. The fair value of derivative financial instruments with Cantor is set forth below (in thousands):

	December 31, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Forward settlement contracts	$—	$—	$78	$—
Foreign exchange swaps	2,864	683	3,282	4,734
Futures	—	—	328	224

Total	$2,864	$683	$3,688	$4,958

At December 31, 2008 and December 31, 2007, the notional amounts outstanding for derivative contracts with Cantor totaled $329.3 million and $933.5 million, respectively.

The replacement cost of contracts in a gain position at December 31, 2008, summarized by counterparty credit ratings, is as follows (in thousands):

Rating(a)	Net Replacement Cost (in thousands):
A	$—
Other(b)	2,864

(a)	Credit ratings based on Standard & Poor’s.
(b)	“Other” indicates counterparties for which no credit rating was available from an independent third-party source. It does not necessarily indicate that the counterparties’ credit is below investment grade.

11.	Related Party Transactions

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

The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the accompanying Consolidated Statements of Operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the accompanying Consolidated Statements of Operations.

For the years ended December 31, 2008, 2007 and 2006, the Company was charged $28.5 million, $31.9 million, and $14.6 million, respectively, for the services provided by Cantor and its affiliates, of which $13.2 million was to cover compensation to leased employees for the year ended December 31, 2008.

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

In addition, prior to the merger, the Company had certain agreements with Cantor. Under these agreements, which were terminated upon closing of the merger, eSpeed was entitled to receive a portion of Cantor’s and CO2e.com, LLC (“CO2e”) CO2e’s revenues as fees for providing electronic brokerage services, voice-assisted brokerage services, fulfillment services and related services such as credit risk management, oversight of customer suitability and regulatory compliance, sales position of products and other services customary to marketplace intermediary operations.

For the years ended December 31, 2008, 2007 and 2006, the Company recognized related party revenues pursuant to these agreements of $57.9 million, $53.8 million and $28.6 million, respectively. These revenues are included as part of “Fees from related parties” on the accompanying Consolidated Statements of Operations. As of December 31, 2008 and 2007 minority interest for Cantor’s share of the cumulative net income in Tower Bridge was $3.1 million and $2.4 million, respectively. Cantor’s minority interest is included as part of “Minority interest” on the accompanying Consolidated Statements of Financial Condition.

Employee Lease Agreement

Effective as of April 1, 2008, the Company was authorized to enter into an employee lease agreement with Cantor Fitzgerald Securities, pursuant to which certain employees of Cantor Fitzgerald Securities are deemed to be “leased employees” of the Company, which has the powers and rights of a common law employer of such employees.

Clearing Agreement

Following the merger on April 1, 2008, the Company received regulatory approval from FINRA for self-clearing its own securities transactions, and has begun self-clearing transactions in mortgage-backed securities, equities, corporate and other DTC-eligible bonds and repurchase agreements. However, the Company has not begun to clear its own transactions in U.S. Treasury and Agency securities.

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

The Agreement is terminable by either party on 90 days’ notice. The Company shall be entitled to withdraw a portion of the provided assets from time to time with mutual agreement by Cantor that such funds are in excess of the amounts reasonably required by Cantor. As soon as practicable following termination of the Agreement by either party, Cantor has agreed to return the provided assets to the Company. To date, no amounts have been requested by Cantor.

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

The Company intends to continue this relationship with Cantor. Accordingly, the Company expects that Cantor will continue to post clearing capital on our behalf and we will either post clearing capital with Cantor as requested under the Agreement or continue to invest our excess via Reverse Repurchase Agreements or in other overnight investments. In the absence of such an arrangement, the Company may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of these transactions. The increased capital requirements required in connection with the clearing of the Company’s securities transactions could have a material adverse impact on the Company’ ability to make distributions, repurchase its stock or affect strategic acquisitions or other opportunities. However, the Company believes that the Agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude the Company from meeting its cash needs in the near term.

Debt Guaranty Agreements

On April 1, 2008, in connection with the Note Purchase Agreement, which authorized the issue and sale of $150.0 million principal amount of the Company’s Senior Notes, Cantor provided a guaranty of payment and performance on such notes. Cantor charges the Company an amount equal to 2.3% of the outstanding principal amount of the loans for the provision of the guaranty. The fees paid to Cantor for the guaranty are included as part of “Fees to related parties” in the accompanying Consolidated Statements of Operations.

For the year ended December 31, 2008, the Company recognized expense of approximately $2.6 million in relation to this charge. The Company did not recognize any expense for the years ended December 31, 2007 and 2006.

Receivables from and Payables to Brokers, Dealers, Clearing Organizations, Customers and Related Broker-Dealers

In Europe and the United States, certain trades executed by the Company are cleared and settled by Cantor. Additionally, in the UK, BGC Partners places certain trades on behalf of Cantor and its affiliates.

Amounts due from or to Cantor for undelivered securities or open derivative contracts are included as part of “Receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers” on the accompanying Consolidated Statements of Financial Condition. As of December 31, 2008 and 2007, the Company had receivables from Cantor of $2.9 million and $3.7 million, respectively. Additionally, as of December 31, 2008 and 2007, the Company had payables to Cantor of $1.8 million and $5.0 million, respectively.

Forgivable Loans and Other Receivables from Employees and Partners

The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive forgivable loans. As of December 31, 2008 and 2007, the unamortized balance of these forgivable loans was $69.5 million and $55.8 million, respectively. These forgivable loans are included as part of “Forgivable and other loan receivables from employees and partners” in the accompanying Consolidated Statements of Financial Condition. Amortization expense for these forgivable loans for the years ended December 31, 2008, 2007 and 2006 was $29.8 million, $34.4 million and $37.2 million, respectively. Amortization expense for forgivable loans is included as part of “Compensation and employee benefits” on the accompanying Consolidated Statements of Operations.

Additionally, from time to time, the Company may enter into agreements with employees and partners to grant bonus and salary advances or other types of loans that are non-forgivable. These advances and loans are repayable in the timeframes outlined in the underlying agreements. As of December 31, 2008 and 2007, the balance of these advances and non-forgivable loans was $11.1 million and $7.5 million, respectively. These advances and non-forgivable loans are included as part of “Forgivable loans and other receivables from employees and partners” in the accompanying Consolidated Statements of Financial Condition.

Reverse Repurchase Agreements

From time to time, the Company enters into Reverse Repurchase Agreements with Cantor, whereby the Company receives U.S. Treasury, agency or other fixed income securities as collateral. As of December 31, 2008 and 2007, the Company had $151.2 million and $140.7 million, respectively, of Reverse Repurchase Agreements with Cantor, of which the fair value of the collateral received from Cantor was $184.6 million and $143.2 million, respectively.

Secured Loan to Cantor

On July 26, 2007, the Company entered into a Secured Promissory Note and Pledge Agreement (the “Secured Loan”) with Cantor in which the Company agreed to lend to Cantor up to $100.0 million (the “Secured Loan Amount”) on a secured basis from time to time. The Secured Loan was guaranteed by a pledge of the Company’s Class A common stock or Class B common stock owned by Cantor equal to 125% of the outstanding Secured Loan amount, as determined on a next day basis. The Secured Loan earned interest at the market rate for equity repurchase agreements plus 0.25% and was payable on demand. The Secured Loan was approved by the Company’s Audit Committee. In September 2008, the Company was authorized to increase the amount available under its Secured Loan with Cantor from up to $100.0 million to all excess cash other than that amount needed for regulatory purposes, and to also accept, as security, pledges of any securities in addition to pledges of Class A or Class B common stock of the Company provided for under the original Secured Loan. At December 31, 2008, there was no outstanding Secured Loan balance. At December 31, 2007, the outstanding balance of the Secured Loan was $65.0 million.

Notes Payable

Historically, the Company had various subordinated loans and notes payable outstanding to Cantor. At December 31, 2007, the amount of outstanding notes payable to Cantor was $196.8 million. All of these notes were repaid upon BGC Partners’ separation from Cantor on March 31, 2008.

For the years ended December 31, 2008, 2007 and 2006, the Company incurred interest expense related to the notes payable to Cantor of $4.0 million, $19.3 million and $16.0 million, respectively. Interest expense related to these notes is recorded as part of “Interest expense” in the accompanying Consolidated Statements of Operations.

Grant Units

Prior to the merger, Cantor provided awards to certain employees of the Company in the form of grant units in Cantor (“grant units”). Grant units entitled the employees to participate in quarterly distributions of Cantor’s net income and to receive certain post-termination payments. See Note 17, Stock-Based Compensation, for more information regarding grant units.

Other Transactions

In February 2006, a subsidiary of Cantor acquired all of the assets of IDT Horizon GT, Inc. (“Horizon”). Immediately prior to the closing of the acquisition, the Company entered into a software license agreement with Horizon pursuant to which Horizon granted the Company a perpetual, fully paid up, non-transferrable (except to affiliates of the Company) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities (the “Horizon License”). In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant, which warrant was not transferred to Cantor. See Note 14, Goodwill and Other Intangible Assets, for more information regarding this transaction.

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

In January 2007, the Company announced the formation of Aqua Securities, L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Cantor and the Company have collectively contributed financial, professional and technology assets to the venture, which included all of the Company’s former equities order routing business. On August 21, 2008, the Company entered into a two-year Subordinated Loan Agreement, whereby the Company agreed to lend Aqua the principal sum of $1.0 million, at the applicable rate of six month LIBOR plus 200 basis points. The cash proceeds covered by this Agreement shall be used and dealt with by Aqua as part of its capital and shall be subject to the risks of the business. The loan is recorded as part of “Loan receivables from related parties” in the accompanying Consolidated Statements of Financial Condition.

In June 2008, the Company was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. The Company was further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. As of December 31, 2008, the Company had not entered into any arrangements for the Aqua business.

The Company has a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings. See Note 11, Investments and Joint Ventures, for information regarding this transaction.

On December 21, 2007, the Company and 11 other leading financial institutions announced the formation of a limited partnership that is establishing a fully-electronic futures exchange. The Company holds an approximate 25% interest in ELX. The Company has also entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX.

For the year ended December 31, 2008, the Company recognized revenues of $18.2 million for the services provided to ELX. These revenues are included as of “Fees from related parties” in the accompanying Consolidated Statements of Operations.

In April 2008, the Company was authorized to enter into short-term arrangements with Cantor to cover any failed U.S. treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2008, the Company had not entered into any arrangements to cover any failed U.S. treasury transactions.

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

In connection with its sale of 3,926,178 shares of Class A common stock in the June 2008 Offering, Cantor did not exchange any of its BGC Holdings limited partnership units. Therefore, Cantor remains able to exchange up to an aggregate of 20,000,000 of its BGC Holdings limited partnership units prior to the first anniversary of the completion of the separation for shares of Class A common stock in connection with a broad-based public offering, including all shares of Class A common stock received upon such exchange, underwritten by a nationally recognized investment banking firm. In connection with the June 2008 Offering, Cantor determined to accelerate the distribution of 6,248,331 shares of Class A common stock, distributable pursuant to distribution rights provided by Cantor to retained and founding partners, solely to permit such partners to sell such shares in the June 2008 Offering. The Company repurchased 175,000 of these shares from an executive officer of the Company at a price of $7.72 per share for an aggregate purchase price of approximately $1.4 million. Additionally, in order to enable a founding partner to sell 467 shares of Class A common stock in the June 2008 Offering, the Company, as the general partner of BGC Holdings, determined to remove the resale restrictions on such shares.

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

The remaining net proceeds to the Company from the June 2008 Offering, after the repurchase of the 175,000 shares, $75.9 million, were contributed to BGC US and BGC Global in exchange for BGC US limited partnership interests and BGC Global limited partnership interests. Prior to the Company’s contribution to BGC US and BGC Global, Cantor notified the Company and BGC Holdings that it had no intention of exercising any of its pre-emptive rights which would enable Cantor to reacquire additional BGC Holdings limited partnership interests; therefore, no pre-emptive rights were triggered in Cantor when the Company made this contribution.

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

Effective as of September 1, 2008, the Company was authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the ratio of the total net amount of exposure for the Company and Cantor. In the event of any net amount of exposure for each of Cantor and the Company, the ratio of gross exposures between Cantor and the Company will be utilized to determine the shares of profit or loss allocated to each for the period.

On September 22, 2008, Cantor accelerated the distribution of 198,487 shares of Class A common stock to retained partners of Cantor and 259,882 shares of Class A common stock to founding partners of BGC Holdings. Cantor agreed to accelerate the distribution of the 458,369 aggregate shares of Class A common stock solely to permit such partners to sell such distribution rights shares to the Company pursuant to the Company’s previously announced stock repurchase program. In connection with Cantor’s agreement to accelerate the distribution of the distribution rights shares, the Company, as the general partner of BGC Holdings, agreed to remove the contractual resale restrictions from 803,122 shares of Class A common stock receivable by founding partners upon exchange of BGC Holdings limited partnership units solely to permit such founding partners to sell such shares to the Company pursuant to the Company’s repurchase program. The Company purchased the 1,261,491 aggregate shares of Class A common stock from the partners at $4.00 per share, for an aggregate purchase price of $5,045,963. As required by the Cantor Limited Partnership Agreement and the BGC Holdings Limited Partnership Agreement, as applicable, an aggregate of $2,120,356 of the partners’ proceeds of such sales of distribution rights shares and exchange shares was used to repay indebtedness or other obligations of such partners to Cantor or to third-party lenders guaranteed by Cantor, incurred in connection with the acquisition of the original Cantor limited partnership units in respect of which the partners had received their distribution rights and BGC Holdings limited partnership units in connection with the separation.

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

Cantor has the right to purchase from BGC Holdings any non-exchangeable BGC Holdings limited partnership units held by any founding partner that are redeemed by BGC Holdings upon termination or bankruptcy of the founding partner. Any such BGC Holdings limited partnership units purchased by Cantor from BGC Holdings will be exchangeable by Cantor for shares of Class B common stock or, at Cantor’s election, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments), from the Company, on the same basis as Cantor’s other BGC Holdings limited partnership units. As of the date of this filing, as a result of the termination of 16 founding partners, BGC Holdings has the right to redeem an aggregate of 799,880 BGC Holdings limited partnership units. Accordingly, upon the redemption of any of the founding partners’ BGC Holdings limited partnership units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units pursuant to terms yet to be determined.

On December 1, 2008, certain founding partners of BGC Holdings, including Lee M. Amaitis, then an executive officer and director of the Company, donated an aggregate of 1,629,190 shares of Class A Common stock to The Cantor Fitzgerald Relief Fund. The founding partners’ donation covers the approximately $6.2 million in final net proceeds raised by employees of the Company on its annual September 11, 2008 Charity Day. Cantor separately donated 1,000,000 shares of Class A common stock to The Cantor Fitzgerald Relief Fund on December 1, 2008.

The shares of Class A common stock donated by the founding partners of BGC Holdings consisted of the following: (i) 103,512 shares previously owned by Mr. Amaitis; (ii) an aggregate of 519,276 shares (including 412,043 shares from Mr. Amaitis) donated by founding partners, which shares were transferred to them by Cantor pursuant to distribution rights that they received in connection with the separation and merger; and (iii) an aggregate of 1,006,402 shares (including 484,445 shares from Mr. Amaitis) donated by founding partners, which shares were issued to them by the Company upon exchange of founding partner units that they received in connection with the separation and merger. The aggregate 519,276 shares of Class A common stock transferred to founding partners by Cantor pursuant to distribution rights, and the 1,000,000 shares of Class A common stock donated by Cantor to The Cantor Fitzgerald Relief Fund, were issued to Cantor by the Company upon the conversion by Cantor of 1,519,276 shares of Class B common stock on December 1, 2008. In addition, on December 1, 2008, Cantor converted an additional 180,724 shares of Class B common stock into 180,724 shares of Class A common stock, 50,000 of which shares were donated by Cantor to a charitable organization on December 3, 2008. In the aggregate, on December 1, 2008, Cantor converted 1,700,000 shares of Class B common stock into 1,700,000 shares of Class A common stock.

In connection with the founding partners’ charitable donations, on December 1, 2008, Cantor agreed to accelerate the distribution of the aggregate 519,276 distribution rights shares solely to permit such founding partners to donate such shares to The Cantor Fitzgerald Relief Fund. Cantor also agreed, on December 1, 2008, to allow one founding partner to exchange 521,957 additional BGC Holdings limited partnership units for 521,957 shares of Class A common stock, and to accelerate the exchangeability of 484,445 of Mr. Amaitis’ founding partner units (which would have otherwise become exchangeable on the fifth anniversary of the merger) for 484,445 shares of Class A common stock, in each case solely to permit such founding partner to donate such shares to The Cantor Fitzgerald Relief Fund. In addition, the Company, as the general partner of BGC Holdings, agreed to remove the contractual resale restrictions on the aggregate 1,006,402 exchange shares solely to permit such founding partners to donate such shares to The Cantor Fitzgerald Relief Fund.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as such brokerage services were provided in the ordinary course and on terms no less than favorable to the receiving party than such services are provided to typical third-party customers. In no event shall the foregoing arrangement supersede any arrangements concerning brokerage or commissions previously agreed between BGC Partners and Cantor.

12.	Investments and Joint Ventures

The Company’s investments consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
ELX	$14,711	$—
Freedom International Brokerage	9,767	9,913
Aqua	1,225	1,529
EIP Holdings	856	822

Total investments	$26,559	$12,264

The Company’s share of losses related to its investments was $7.1 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively. The Company’s share of income related to its investments was $0.1 million for the year ended December 31, 2006. The Company’s share of the income/losses is recorded under the caption “(Losses) gains on equity investments” in the accompanying Consolidated Statements of Operations.

13.	Fixed Assets, net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Computer and communications equipment	$168,186	$149,224
Software, including software development costs	141,651	129,847
Leasehold improvements and other fixed assets	119,863	113,029

	429,700	392,100
Less: accumulated depreciation and amortization	292,888	254,285

Fixed assets, net	$136,812	$137,815

Depreciation expense was $37.8 million, $38.1 million and $34.8 million for years ended December 31, 2008, 2007 and 2006, respectively. Depreciation is included as part of “Occupancy and equipment” in the accompanying Consolidated Statements of Operations. Impairment charges of $5.0 million, $4.8 million and $1.9 million were recorded for the years ended December 31, 2008, 2007 and 2006, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are recorded under the caption “Other expenses” in the accompanying Consolidated Statements of Operations.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the years ended December 31, 2008, 2007 and 2006, software development costs totaling $19.8 million, $21.1 million and $17.2 million, respectively, were capitalized. Amortization of software development costs totaled $15.3 million, $17.0 million and $23.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The amortization of software development costs for year ended December 31, 2006 included approximately $1.2 million of accelerated amortization due to the anticipated early retirement of certain of the Company’s internally developed software which was replaced in the second quarter of 2006. The years ended December 31, 2008 and 2007 do not include any accelerated amortization charges.

14.	Goodwill and Other Intangible Assets

In March 2008, the Company acquired Radix Energy (Singapore) Pte Ltd (“Radix”) for $5.0 million in cash. Radix is an OTC energy broker based in Singapore. This acquisition will enable the Company to offer its clients voice and electronic brokerage services in the world’s energy markets for the first time, with products including crude oil, fuel oil, naptha and middle distillates. Through this acquisition, the Company added approximately 30 brokers who continue to be based in Singapore, serving clients throughout the region and beyond. In addition, certain employees of Radix received awards of REUs with notional value of $5.0 million issued upon closing of the merger. 526,315 REUs, which vest and become exchangeable into shares of Class A common stock over time as certain performance goals are met, were issued to the employees.

The $5.0 million in cash paid was originally allocated to goodwill. The Company’s review of the initial recorded fair values, purchase price allocation adjustments and final purchase price allocations are as follows (in thousands):

	As Previously Reported	Adjustments	Final Purchase Price Allocation
Fixed assets, net	$—	$2	$2
Intangible assets
Customer related intangibles	—	3,610	3,610
Goodwill	5,000	(2,776)	2,224

Total assets acquired	5,000	836	5,836
Deferred tax liability	—	650	650

Total liabilities assumed	—	650	650

Net assets acquired	$5,000	$186	$5,186

The results of operations of Radix have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The changes in the carrying amount of goodwill for the year ended December 31, 2008 were as follows (in thousands):

Balance at December 31, 2007	$62,826
Radix acquisition	2,224
Adjustment to ETC Pollak acquisition goodwill	(1,550)

Balance December 31, 2008	$63,500

Other intangible assets consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Definite life intangible assets:
Patents	$34,910	$32,474
Customer base/relationships	15,076	11,464
Internally developed software	5,722	5,722
Covenant not to compete	1,628	1,628
Trademarks	1,315	1,315

Total gross definite life intangible assets	58,651	52,603
Accumulated amortization	(43,085)	(38,427)

Net definite life intangible assets	15,566	14,176

Horizon license	1,500	1,500

Total net intangible assets	$17,066	$15,676

Amortization expense was $4.7 million, $5.5 million and $9.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Intangible amortization is included as part of “Other expenses” in the accompanying Consolidated Statements of Operations. The estimated aggregate amortization for each of the next five fiscal years is as follows: $4.5 million in 2009, $3.1 million in 2010, $2.2 million in 2011, $1.9 million in 2012 and $5.4 million thereafter.

15.	Long-Term Notes to Related Parties

Historically, the Company had various subordinated loans and notes payable outstanding to Cantor. At December 31, 2007, the amount of outstanding notes payable to Cantor was $196.8 million. All of these notes were repaid upon the separation from Cantor on March 31, 2008.

Long-term notes payable to related parties are summarized as follows (in thousands):

	Original Maturity	December 31, 2008	December 31, 2007
Euro Brokers promissory notes	2012	$—	$108,318
Other Cantor notes	2008-2014	—	88,500

		—	196,818
Less: Current portion		—	39,500

		$—	$157,318

The Company incurred interest expense related to long-term notes payable to related parties of $4.0 million, $19.3 million and $16.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Interest expense for long-term notes payable to related parties is recorded as part of “Interest expense” on the accompanying Consolidated Statements of Operations. The Company’s long-term notes payable to related parties do not contain financial or operating covenants.

16.	Long-Term Notes

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes to a number of investors. The Senior Notes are due April 1, 2010, with interest payable semiannually at the rate of 5.19% per annum. The Senior Notes are subject to certain covenants, including capital covenants that require the Company to maintain consolidated capital at an amount not less than $227.5 million and debt covenants that require that the Company’s consolidated debt not to exceed 60% of its consolidation capitalization; provided, however, that if the Company’s consolidated debt exceeds 55%, then the applicable interest rate of the Senior Notes will be increased by 0.25% per annum. As of December 31, 2008, the Company was in compliance with all debt covenants.

The Company recorded interest expense related to the Senior Notes of $5.8 million for the year ended December 31, 2008.

17.	Stock-Based Compensation

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2005	323,589	$9.00
Granted	270,435	8.79
Less: Vested units	220,609	8.74
Less: Forfeited units	22,876	8.00

Balance at December 31, 2006	350,539	$9.06
Granted	319,469	10.20
Less: Vested units	293,267	9.30
Less: Forfeited units	34,416	8.80

Balance at December 31, 2007	342,325	$9.79
Granted	2,957,846	9.76
Less: Vested units	959,119	11.56
Less: Forfeited units	234,536	11.35

Balance at December 31, 2008	2,106,516	$8.91	1.91

The fair value of RSUs awarded to employees and directors is determined on the date of grant based on the market value of the Company’s Class A common stock, and is recognized, net of the effect of estimated forfeitures, ratably over the vesting period. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and non-employee RSUs. Each RSU is converted into one share of Class A common stock upon completion of the vesting period.

During the years ended December 31, 2008, 2007 and 2006, the Company issued approximately 2,957,846, 319,469 and 270,435, respectively, of RSUs with aggregate estimated grant date fair values of $28.9 million, $3.3 million and $2.4 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses.

For RSUs that vested during 2008, 2007 and 2006, the Company withheld shares valued at $1.4 million, $0.5 million and $0.4 million, respectively to pay payroll taxes due at the time of vesting.

RSUs granted to employees and directors have historically vested in a range of one to three years from date of grant. RSUs granted to these individuals during 2008 and 2007 generally vest over a three-year period, with 33.3% vesting on each of the anniversary dates. RSUs granted during 2006 generally vested over a two-year period, with 67% vesting on the first anniversary date.

In December 2007, the Board of Directors accelerated the vesting of most outstanding RSUs granted in 2006 and prior. The Company recorded $0.8 million of expense in 2007 associated with this acceleration.

The estimated fair value of the RSUs that were issued upon closing of the merger was determined based on the market value of eSpeed’s Class A common stock as of the reporting date until the RSUs were granted upon closing of the merger, at which time the fair value was determined based on the market value of the Company’s

Class A common stock at merger date. The fair value of the RSUs is recognized net of the effect of estimated forfeitures over the vesting period. The BGC Division uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates.

As of December 31, 2008 and December 31, 2007, the aggregate estimated grant date fair value of outstanding RSUs was $18.8 million and $3.3 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $6.5 million, $2.4 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2005	14,683,185	$15.20
Granted	1,065,068	8.71
Less: Exercised options	204,911	6.58
Less: Forfeited options	378,460	15.47

Balance at December 31, 2006	15,164,882	$14.86
Granted	1,014,170	10.81
Less: Exercised options	156,320	5.18
Less: Forfeited options	495,833	16.92

Balance at December 31, 2007	15,526,899	$14.63
Granted	—	—
Less: Exercised options	145,525	8.07
Less: Forfeited options	327,869	14.16

Balance at December 31, 2008	15,053,505	$14.71	4.1	$ —

Options exercisable at December 31, 2008	15,051,817	$14.71	4.1	$ —

The Company did not grant any options during the year ended December 31, 2008. During the years ended December 31, 2007 and 2006, respectively, the Company granted options to purchase 1.0 million and 1.1 million shares of Class A common stock pursuant to the LT Plan. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options generally vest ratably and on a quarterly basis over four years from the grant date.

The weighted average grant date fair value of options granted during the year ended December 31, 2007 and 2006 was $4.95 and $4.78, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A common stock for in-the-money options. At December 31, 2008 there were no in-the-money options. During the years ended December 31, 2007 and 2006, the aggregate intrinsic value of options exercised was $0.8 million, and $0.5 million, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options granted to employees generally vest ratably and on a quarterly basis over four years from the grant date. Options granted to each non-employee director on an annual basis, in consideration for services provided, vest one year from date of grant provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. In addition, options received by each non-employee director for their appointment or initial election to the Board of Directors vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date.

In December 2007, the Board of Directors accelerated the vesting of most outstanding options granted in 2006 and prior, $3.7 million in expense was included in our Consolidated Statement of Operations for 2007 associated with this acceleration. Additionally, Mr. Howard Lutnick, the Chief Executive Officer, was granted 1.0 million fully vested options and the Company recorded $4.9 million in expense during 2007. Total compensation expense related to stock options before associated income taxes, including the expense related to the options granted to the Chief Executive Officer, was approximately $10.0 million and $0.4 million for the years ended December 31, 2007 and 2006 respectively.

The fair value of each stock option award granted is estimated as of the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are estimated using historical volatility of the Company’s Class A common stock over a preceding period commensurate with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding. For options granted subsequent to the adoption of SFAS 123R, the expected term of options granted is derived from the simplified method allowed by Staff Accounting Bulletin No. 107 because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield was assumed to be zero in the option pricing formula since the Company has not historically paid dividends. In addition, the Company uses consolidated data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for the year ended December 31, 2008 was immaterial. Groups of award recipients that have different exercise behavior are considered separately for valuation purposes.

The following table presents the assumptions that were used in the Black-Scholes option pricing model for the respective periods:

Year	Weighted Average Grant Date Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2007	$4.95	3.28%	5.00	48%	None
2006	$4.78	4.61%	6.05	52%	None

The following table provides further details relating to the Company’s stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$5.10—$8.73	2,474,612	$5.49	3.4	2,473,487	$5.49
$8.74—$15.40	6,351,235	12.08	5.9	6,350,672	12.08
$15.41—$23.10	6,073,682	20.67	2.7	6,073,682	20.67
$23.11—$30.80	57,076	25.22	3.3	57,076	25.22
$30.81—$77.00	96,900	42.64	1.5	96,900	42.64

Total	15,053,505	$14.71	4.1	15,051,817	$14.71

Grant Units

Prior to 2008, Cantor provided awards to certain employees of the Company in the form of grant units. Grant units entitled the employees to participate in quarterly distributions of Cantor’s net income and to receive certain post-termination payments. Grant units awarded to employees of the Company in 2005 vested immediately upon receipt by the employee. Grant units awarded to employees of the Company in 2006 and 2007 generally vested over a four-year period. Grant units are accounted for as liability awards under SFAS 123R. The liability incurred for such grant units is re-measured at the end of every reporting period. The Company is allocated its share of such expense by Cantor relating to grant units that are held by employees of the Company.

In connection with BGC Partners’ separation from Cantor, the unvested portion of the grant units that had been awarded to individuals whose partnership interests were contributed to BGC Holdings were transferred to BGC Holdings on March 31, 2008.

As of December 31, 2008 and December 31, 2007, the estimated fair value of the grant units held by the Company’s employees was $3.3 million and $2.8 million, respectively. As of December 31, 2008 and December 31, 2007, the notional amount of grant units outstanding was $6.6 million and $7.2 million, respectively.

As a result of adopting SFAS 123R on January 1, 2006, the Company incurred a non-cash expense of $10.1 million in the first quarter of 2006 in conjunction with the fair value of the liability incurred by Cantor for the grant units that were held by BGC employees. There was no tax impact associated with this charge. Fair value was determined by utilizing the age of each grant unit holder, the expected retirement age and forfeiture rate and discounted using the U.S. Treasury rate zero coupon yield curve at measurement date. The impact of the initial adoption of SFAS 123R is recorded as “Cumulative effect of a change in accounting principle” on the accompanying Consolidated Statements of Operations. During the third quarter December 31, 2006, Cantor redeemed substantially all of the grant units that were held by BGC employees and the Company recorded non-cash compensation expense of $16.0 million due to the acceleration of the grant award payment of substantially all of the grant awards plus the fair value of the remaining unpaid grant awards.

For the year ended December 31, 2006, the initial adoption of SFAS 123R and the acceleration of the grant payment awards resulted in a total non-cash compensation expense of $28.2 million. Non-cash compensation expense for the changes in estimated fair value for the years ended December 31, 2008 and 2007 was $0.6 million and $0.7 million, respectively.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded an expense of $0.1 million, $0.8 million and $3.6 million, respectively, relating to grant unit distributions. Grant unit distributions are included as part of “Compensation and employee benefits” on the accompanying Consolidated Statements of Operations.

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

In 2007, certain employees of the Company were informed that they could expect to receive approximately 500,000 REUs with an aggregate notional value of $4.6 million upon the closing of the merger in lieu of a portion of their discretionary bonuses for 2007 and/or 2008. In satisfaction of this, the Company issued 522,783 REUs with an aggregate notional value of $5.3 million upon the closing of the merger on April 1, 2008. These REUs vest over a three-year period.

In addition, in 2007, certain executives of the Company were informed that they could expect to receive approximately 600,000 REUs with an aggregate notional value of $6.7 million upon closing of the merger in lieu of a portion of their discretionary bonuses for 2007 and/or 2008. In satisfaction of this, the Company issued 530,975 REUs with an aggregate notional value of $6.0 million upon the closing of the merger on April 1, 2008. These REUs vested immediately.

Upon the closing of the merger, the Company also issued 526,315 REUs in connection with the acquisition of Radix on March 3, 2008. These REUs, which vest over time as certain performance goals of the Radix employees are met, had an aggregate notional value of $5.0 million.

During 2008, the Company issued 4,138,119 REUs to certain employees in lieu of a portion their salaries, commission and/or discretionary or guaranteed bonuses. These REUs, which vest over a three-year period, had an aggregate notional value of $27.0 million.

During 2008, the Company issued 2,346,425 REUs to certain executives in lieu of a portion of their discretionary bonuses. These REUs had an aggregate notional value of $8.8 million. An aggregate of 577,935 of these REUs vested immediately upon issuance and 1,768,490 of these REUs vest over a three-year period.

As of December 31, 2008, the aggregate estimated fair value of the REUs held by executives and non-executive employees was $9.3 million.

Compensation expense related to REUs is recognized over the stated service period. The Company recognized compensation expense, before associated income taxes, related to REUs of $6.5 million and $2.8 million for the years ended December 31, 2008 and 2007, respectively. No compensation expense related to REUs was recorded for the year ended December 31, 2006.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2005	2,073	$28.89
Granted	313	8.87
Less: Exercised warrants	—	—
Less: Forfeited warrants	400	22.43

Balance at December 31, 2006	1,986	$27.04
Granted	—	—
Less: Exercised warrants	—	—
Less: Forfeited warrants	—	—

Balance at December 31, 2007	1,986	$27.04
Granted	—	—
Less: Exercised warrants	—	—
Less: Forfeited warrants	—	—

Balance at December 31, 2008	1,986	$27.04	2.8

The Company did not recognize any expense related to the business partner warrants for the years ended December 31, 2008 and 2007, respectively.

Horizon

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

UBS

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

Deutsche Bank

In connection with an agreement with Deutsche Bank AG (“Deutsche Bank”), the Company previously sold Series C Redeemable Convertible Preferred Stock (“Series C Preferred”) to Deutsche Bank. On July 30th of each year of the five-year agreement in which Deutsche Bank fulfills its liquidity and market making obligations for specified products, one-fifth of such Series C Preferred stock would have automatically converted into warrants to purchase shares of the Company’s Class A common stock.

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

Based on certain communications and Deutsche Bank’s inactivity with regards to this arrangement to comply with the agreement since March 28, 2003, the Company further notified Deutsche Bank that it believes it has terminated its right to receive warrants under the agreement for the remaining commitment periods. The 600 shares of Series C Preferred stock with respect to the 12 month periods ended July 31, 2003, 2004 and 2005 were redeemable by the Company for 6,000 shares of Class A common stock. On March 17, 2008, the Company redeemed all outstanding shares of its Series C Redeemable Convertible Preferred Stock by issuing to Deutsche Bank AG 6,000 shares of its Class A common stock.

Freedom

Total expense related to business partner warrants and non-employee stock options, before associated income taxes, was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Non-employee stock options	—	—	19

Total	$—	$—	$19

18.	Commitments, Contingencies and Guarantees

Operating Leases

The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2021. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2008 minimum lease payments under these arrangements are as follows (in thousands):

Net Lease Commitment
2009	$19,210
2010	17,919
2011	17,432
2012	17,405
2013	17,562
2014 and thereafter	94,107

Total	$183,635

In addition to the above obligations under non-cancelable operating leases, the Company is also obligated to Cantor for rental payments under Cantor’s various non-cancelable leases with third parties, principally for office space and computer equipment, expiring at various dates through 2020. Certain of these leases have renewal terms at the Company’s option and/or escalation clauses (primarily based on the Consumer Price Index). Cantor allocates a portion of the rental payments to the Company based on square footage used.

The Company also allocates a portion of the rental payments for which it is obligated under non-cancelable operating leases to Cantor and its affiliates. These allocations are based on square footage used.

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $23.2 million, $23.3 million and $26.0 million, respectively. Rent expense is included as part of “Occupancy and equipment” on the accompanying Consolidated Statements of Operations.

BGC Partners entered into a sub-lease agreement for the leasehold it vacated at One America Square in July 2005. The Company began to receive sub-lease rental payments under this arrangement in 2008.

The following table summarizes certain of our contractual obligations at December 31, 2008 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$183,635	$19,210	$35,351	$34,967	$94,107
Long-term debt(2)	150,000	—	150,000	—	—
Interest on long-term debt(2)	9,731	7,785	1,946	—	—
Debt arrangement fee on long-term debt(3)	4,331	3,465	866	—	—

Total contractual obligations	$347,697	$30,460	$188,163	$34,967	$94,107

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space.
(2)	Long-term debt reflects the issuance of $150.0 million of senior notes in connection with our separation from Cantor. (See Note 16, Long-Term Notes, for more information regarding this long-term debt, including timing of payments and compliance with debt covenants.)
(3)	See Note 11, Related Party Transactions, for more information regarding this debt arrangement fee payable to Cantor.

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

Other Matters

The National Australia Bank Limited, which we refer to as “NAB,” has filed a claim against BGC International, which we refer to as “BGCI,” and BGC Capital Markets (Japan) LLC (formerly known as Cantor Fitzgerald LLC), which we refer to as “BGC Capital Markets (Japan).” From September 2001 through January 2004, NAB employees who traded in foreign exchange options allegedly lost substantial amounts of money and allegedly overstated the positions which they held. NAB claims that it was the object of conduct by BGCI and BGC Capital Markets (Japan) and certain traders on NAB’s currency options desk, whereby BGCI and BGC Capital Markets (Japan) allegedly provided misleading and deceptive independent revaluation rates to NAB’s middle office, which were then purportedly relied upon by NAB. NAB alleges that the supply of these revaluation rates prevented NAB from discovering the true position of the currency options portfolio and that it subsequently sustained trading losses of AUD 311 million (or, based on an exchange rate of .6972 at December 31, 2008, approximately $217 million). The 2006 NAB annual report claims that NAB’s total loss amounted to AUD 539 million (or, based on an exchange rate of .6972 at December 31, 2008, approximately $376 million), implying that its consequential losses amounted to AUD 228 million (or, based on an exchange rate of .6972 at December 31, 2008, approximately $159 million). BGCI and BGC Capital Markets (Japan) have investigated and are investigating the legal and factual basis of the NAB allegations. At this time, based on the information provided, BGCI and BGC Capital Markets (Japan) believe that they have substantial defenses in respect of the losses claimed by NAB. Accordingly, BGCI and BGC Capital Markets (Japan) do not believe that they are responsible for the losses claimed by NAB. While no specific request for damages is alleged, the amount claimed is expected to be in excess of $600 million. If BGCI and BGC Capital Markets (Japan) do not prevail, BGCI and BGC Capital Markets (Japan) could be subject to substantial liability, and in any event, would likely incur significant legal and other costs in connection with the defense of any such action; however, at this time, we are unable to estimate a loss or range of losses. Any such losses of BGC U.S. and BGC Global from this litigation will be allocated to BGC Holdings pursuant to the BGC U.S. limited partnership agreement and the BGC Global limited partnership agreement (see “Certain Relationships and Related Transactions—Amended and Restated Limited Partnership Agreements of BGC U.S. and BGC Global—Distributions”). The impact of such a loss could be material to our results of operations, financial condition or cash flows.

On February 15, 2006, the SEC issued a formal order of investigation into trading by certain inter-dealer brokers in the government and fixed income securities markets. The formal order alleges that the broker-dealers named therein, including us, (1) may have made fictitious quotations or made false or misleading statements about the prices at which U.S. Treasury or other fixed income securities would be purchased or sold, (2) may have fabricated market quotations or trading activity in U.S. Treasury or other fixed income securities to stimulate trading and to generate commissions, (3) may have engaged in “front running” or “interpositioning,” (4) may have engaged in fraudulent, deceptive or manipulative acts to induce the purchase or sale of government securities, (5) may have failed to keep and preserve certain books and records as required by the SEC and/or the Treasury and (6) may have failed to supervise with a view to preventing violations of applicable rules and regulations as required by the Exchange Act. We are cooperating in the investigation. Our management believes that, based on the currently available information, the final outcome of the investigation will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

In August 2004, TT commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringe U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International Ltd., ECCO LLC and ECCO Ware LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes our case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and ECCO’s products fall outside the scope of TT’s patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed and ECCO’s products. As a result, the remaining products at issue in the case were the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since around the end of 2004. TT moved for reconsideration of that summary judgment ruling which the court denied. The trial began on September 10, 2007 and ended on October 4, 2007. On October 10, 2007 a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded damages in the amount of $3.5 million. On January 3, 2008, the court granted eSpeed’s motion for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for new trial. On February 6, 2008, eSpeed’s remittitur motion was conditionally granted and on February 12, 2008, TT accepted the remittitur. Accordingly, the principal amount of the verdict has been reduced to $2,539,468. Additionally, TT’s motion for pre-judgment interest was granted and interest was set at the prime rate, compounded monthly. A hearing on inequitable conduct was held on April 3-4, 2008. On May 7, 2008, the court held that TT did not engage in inequitable conduct during the prosecution of the patents in suit. On May 23, 2008, the court granted TT’s motion for a permanent injunction, and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were taxed in the amount of $3,321,775.78 against eSpeed. eSpeed filed a motion to strike and objections to these costs, which has been stayed pending resolution of the appeals referred to below. Both parties have appealed to the United States Court of Appeals for the Federal Circuit. If TT ultimately prevails in the litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. We are unable to estimate a possible loss or range of losses in connection with an appeal of this matter.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which we transact, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2008, the Company was contingently liable for $57.8 million under these letters of credit, and paid an average fee of 0.7% on them. During the year ended December 31, 2008, the Company renewed its letter of credit for the benefit of Euroclear, at which time the fee was increased from 0.38% to 0.75%.

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

Guarantees

The Company provides guarantees to securities clearing houses and exchanges which meet the definition of a guarantee under FASB Interpretations No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under these standard securities clearing house and exchange membership agreements, members are required to guarantee, collectively, the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the clearing house or exchange, all other members would be required to meet the shortfall. In the opinion of management, the Company’s liability under these agreements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential of being required to make payments under these arrangements is remote. Accordingly, no contingent liability was recorded in the accompanying Consolidated Statements of Financial Condition for these agreements.

19.	Income Taxes

The provision/(benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
U.S. federal	$3,831	$2	$(506)
U.S. state and local	569	276	17
Foreign	23,840	12,215	246
UBT	2,405	1,797	1,080

	30,645	14,290	837
Deferred:
U.S. federal	(2,848)	(5,747)	(452)
U.S. state and local	(661)	(1,217)	(138)
Foreign	(7,035)	1,994	(1,790)
UBT	14	—	—

	(10,530)	(4,970)	(2,380)

Provision (benefit) for income taxes	$20,115	$9,320	$(1,543)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal income tax expense/(benefit) at 34% statutory rate	$2,259	$(12,351)	$(5,146)
State corporate income tax (benefit)	(150)	(752)	(117)
Foreign income tax expense (benefit), net of federal benefit	16,741	12,581	(2,389)
UBT taxes	2,419	1,797	1,079
Other non-deductible take out/items	2,106	1,083	1,375
Adjustment in valuation allowance	(5,156)	10,224	74
Federal tax benefit of research and development credit	(530)	(51)	(455)
Tax benefit of foreign and federal net operating loss not currently recognized	—	1,588	5,186
Tax benefit of foreign and federal net operating loss currently recognized	—	(4,436)	(774)
Deferred tax expense/other	2,426	(363)	(376)

Provision (benefit) for income taxes	$20,115	$9,320	$(1,543)

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007
Deferred tax assets
Fixed assets	$6,834	$1,045
Non-deductible warrant expense	12,236	12,260
Deferred income	1,270	1,273
Basis difference of investments	1,785	1,789
Non-employee stock options	1,171	1,173
Other deferred and accrued expenses	12,441	12,547
Foreign deferred and accrued expenses	(40)	(40)
Net operating loss carry-forwards	68,060	64,309

Total deferred tax assets	103,757	94,356
Valuation allowance	(78,253)	(78,936)

Net deferred tax assets	25,504	15,420

Deferred tax liability
Software capitalization	9,659	9,254
Gain on replacements of assets	1,509	1,512
Depreciation of fixed assets	(375)	473
Other	76	76

Total deferred tax liability	10,869	11,315

Net deferred tax asset	$14,635	$4,105

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the year ended December 31, 2008 is as follows (in millions):

Amount
Balance, January 1, 2008 (excluding interest and penalties of $1.418 million)	$3,625
Decreases in gross unrecognized tax benefits pertaining to tax positions taken during prior years	—
Increases in gross unrecognized tax benefits pertaining to tax positions taken during the current year	581
Decreases in gross unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to gross unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—

Balance, December 31, 2008 (excluding interest and penalties of $1.4 million)	$4,206

The amount of unrecognized tax benefits at December 31, 2008 that, if recognized, would favorably affect the effective tax rate is $4.2 million. Such amount excludes $1.4 million of interest and penalties accrued in the statement of financial condition, of which $0.3 million was recognized in the current year.

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

20.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December 31, 2008, the U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the FSA and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of December 31, 2008, the European subsidiaries had financial resources in excess their requirements.

Certain other subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2008, $291.0 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $191.8 million.

21.	Segment and Geographic Information

Segment Information

The Company currently operates its business in one reportable segment that of providing integrated voice and electronic brokerage services to the wholesale, inter-dealer markets in a broad range of products and services, including brokerage services for global fixed income securities, equities, futures, foreign exchange, derivatives and other instruments, including complementary proprietary market data offerings.

Geographic Information

The Company offers products and services in the United States, Europe and the AMEA region (defined as Africa, Middle East and Asia-Pacific). Information regarding revenues for the years ended December 31, 2008, 2007 and 2006, respectively, and information regarding long-lived assets (defined as forgivable loans, fixed assets, net of accumulated depreciation, investment, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in geographic areas as of December 31, 2008 and 2007, respectively, are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenues:
United Kingdom	$567,706	$529,120	$345,507
United States	322,108	301,162	321,649
France	131,638	104,939	53,839
AMEA	179,660	152,063	97,999
Other Europe	23,441	17,181	31,308
Other Americas	4,379	13,176	4,440

Total revenues	$1,228,932	$1,117,641	$854,742

	December 31, 2008	December 31, 2007
Long-lived assets:
United Kingdom	$144,837	$125,613
United States	126,392	127,184
France	14,874	26,880
AMEA	25,930	16,618
Other Europe	3,272	3,311
Other Americas	558	1,037

Total long-lived assets	$315,863	$300,643

22.	Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows (in thousands):

	December 31, 2008	December 31, 2007
Other assets:
Prepaid expenses	$20,069	$15,038
Taxes receivable	2,381	16,956
Rent and other deposits	17,614	15,097
Restricted cash	—	302
Other	19,451	17,255

Total other assets	$59,515	$64,648

	December 31, 2008	December 31, 2007
Accounts payable, accrued and other liabilities:
Taxes payable	$89,861	$105,415
Vacant property provision	1,432	6,689
Accounts payable	9,231	4,150
Accrued expenses	42,383	31,342
Accrued professional fees	10,912	17,807
Litigation reserve	7,969	4,846
Asset retirement obligation	2,447	3,574
Other	13,105	33,024

Total accounts payable, accrued and other liabilities	$177,340	$206,847

23.	Subsequent Events

Acquisition of Liquidez

In August 2008, BGC entered into a purchase agreement to acquire Liquidez Distribuidora de Titulos e Valores Mobiliarios Ltda. (“Liquidez”), a Brazilian financial institution and interdealer broker with offices in Sao Paulo and Rio de Janeiro for approximately $15 million. This acquisition would enable BGC to enter the Brazilian economy, which is fast becoming one of the world’s major economies, and would provide a platform for further expansion in Brazil and Latin America. The purchase transaction is subject to the approval of the Central Bank of Brazil (“Central Bank”), CMN and the President of the Federative Republic of Brazil. The application for approval, which includes a business plan, was submitted to the Central Bank on November 28, 2008 and is pending approval. The parties are currently discussing certain amendments to the financial terms of the purchase agreement. We expect that the closing of the transaction, if any, would be in the first half of 2009.

Fourth Quarter Dividend

On February 25, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share payable on March 20, 2009 to Class A and Class B common stockholders of record as of March 6, 2009. This is in addition to the second and third quarter dividends of $0.13 and $0.10, respectively.

Stock Repurchases

In connection with the Company’s stock repurchase program, as of the date of this filing, the Company repurchased an aggregate of 3,481,888 shares of its Class A common stock for an aggregate purchase price of approximately $6.5 million during the first quarter of 2009. From time to time, the Company has retained Cantor Fitzgerald & Co. as agent in connection with these purchases. In March 2009, as part of its existing stock repurchase program, management was authorized to repurchase shares from all holders, including Cantor and its partners, employees and affiliates or the Cantor Fitzgerald Relief Fund. Included in these first quarter repurchases was the Company’s purchase on March 12, 2009 of an aggregate of 2,600,000 shares of its Class A common stock at an aggregate price of $5,174,000 from the Cantor Fitzgerald Relief Fund, a portion of which shares had been donated by certain founding partners in connection with the 2008 Charity Day and a portion of which had been donated by Cantor. As of March 13, 2009, the Company had approximately $33.8 million available under its original $100 million stock repurchase program.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, summarized, accumulated and communicated to its management, including its Chairman, Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chairman, Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Chairman, Chief Executive Officer and Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

eSpeed’s independent registered public accounting firm issued a report concluding that its internal control over financial reporting was effective at December 31, 2007.

In November 2007, the BGC Division, comprising the BGC businesses we acquired in the merger, completed a restatement of its financial statements with respect to errors related to accounting for certain intercompany transactions between the BGC Division and certain affiliates. Also in 2007, the management of the BGC Division identified a material weakness in its internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board, including the lack of a formal, documented closing process designed to identify key financial reporting risks. This weakness may have indicated a heightened risk that the BGC Division’s and the Company’s annual or interim financial statements could contain a material misstatement. During the course of 2008, we substantially completed the following initiatives which were aimed at addressing this weakness:

•	establishing what we believe are appropriate internal controls for the monthly closing process, including a more formal schedule and account substantiation and reconciliation tools;

•	establishing a single global general ledger with a standard global chart of accounts; and

•	taking steps aimed at ensuring that we have the appropriate staff within our organization.

Based on the results of our 2008 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information as of March 1, 2009 regarding our directors and executive officers.

Name	Age	Title
Howard W. Lutnick	48	Chairman of the Board, Chief Executive Officer
Shaun D. Lynn	46	President
Stephen M. Merkel	50	Executive Vice President, General Counsel, Secretary
Robert K. West	49	Chief Financial Officer
Sean A. Windeatt	35	Chief Operating Officer
John H. Dalton	67	Director(1)(2)
Catherine P. Koshland	58	Director(1)(2)
Barry R. Sloane	54	Director(1)(2)
Albert M. Weis	81	Director(1)(2)

(1)	Non-employee director
(2)	Member of the Audit and Compensation Committees

Each director shall serve until our next annual meeting of stockholders and each executive officer shall serve at the pleasure of our Board of Directors.

Howard W. Lutnick. Mr. Lutnick is the Chairman of our Board of Directors and Chief Executive Officer, positions in which he has served since June 1999. Mr. Lutnick was our President from September 2001 to May 2004 and January 2007 to April 1, 2008. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992. Mr. Lutnick’s company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Managers of Haverford College, the Board of Directors of the Fisher Center for Alzheimer Research Foundation at the Rockefeller University, the Executive Committee of the USS Intrepid Museum Foundation’s Board of Trustees, a member of the Board of Directors of the Solomon Guggenheim Museum Foundation, a member of the Board of Directors of the Horace Mann School and a member of the Board of Directors of the National September 11 Memorial & Museum. In addition, Mr. Lutnick is on the supervisory board of Electronic Liquidity Exchange.

Shaun D. Lynn. Mr. Lynn has been our President since April 1, 2008. Until that time, Mr. Lynn had been President of BGC Partners, L.P. since 2004 and served as Executive Managing Director of BGC International (formerly Cantor Fitzgerald International) from 2002 to 2004. Mr. Lynn also served as Senior Managing Director of European Government Bonds and Managing Director of European Government Bonds from 1999 to 2002 for BGC Partners, L.P. From 1989 to 1999, Mr. Lynn held various business management positions at Cantor and its affiliates. Prior to joining Cantor in 1989, Mr. Lynn served as a Desk Head for Fundamental Brokers International in 1989 and was Associate Director for Purcell Graham from 1983 to 1989. Mr. Lynn is on the supervisory board for Electronic Liquidity Exchange.

Stephen M. Merkel. Mr. Merkel has been our Executive Vice President, General Counsel and Secretary since September 2001 and was our Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel served as a director of our company from September 2001 until October 2004. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is on the Board of

Directors of Freedom International Brokerage Company. In addition, Mr. Merkel is on the supervisory board of the Electronic Liquidity Exchange.

Robert K. West. Mr. West has been our Chief Financial Officer since April 1, 2008. Before April 1, 2008, Mr. West had been the Chief Financial Officer of BGC Partners, L.P. beginning on May 1, 2007. From 2001 until April 2007, Mr. West served as the Chief Financial Officer of Thomas Weisel Partners Group, Inc. From 1997 to 2001, Mr. West was Global Controller and Managing Director of Barclays Global Investors. From 1989 to 1997, he held various positions with Salomon Smith Barney, including Business Unit Controller and Vice President of Global Equity, European Business Units Controller and Vice President, Group Manager of Corporate and Subsidiary Accounting and Vice President, and various Holding Company Accounting positions. From 1987 to 1989, he was an Audit Manager for Deloitte & Touche LLP.

Sean A. Windeatt. Mr. Windeatt became our Chief Operating Officer effective January 1, 2009. Mr. Windeatt has been Executive Managing Director and Vice President of BGC Partners since 2007 and served as a Director of Cantor Fitzgerald International from 2004 to 2007. Mr. Windeatt also served as a Business Manager and member of the Finance department of Cantor Fitzgerald International from 1997 to 2003.

John H. Dalton. Mr. Dalton has been a director of our company since February 2002. In January 2005, Mr. Dalton became the President of the Housing Policy Council of the Financial Services Roundtable, a trade association and lobbying organization composed of large financial services companies. Mr. Dalton was President of IPG Photonics Corp., a company that designs, develops and manufactures a range of advanced amplifiers and lasers for the telecom and industrial markets, from September 2000 to December 2004. Mr. Dalton served as Secretary of the United States Navy from July 1993 to November 1998. He also serves on the Board of Directors of IPG Photonics Corp., NorthStar Financial Services, LLC, a provider of long-term savings and retirement products in the United States, and Fresh Del Monte Produce, Inc., a producer and marketer of fresh produce. He also serves on the Board of Directors of Washington First Bank.

Catherine P. Koshland. Dr. Koshland has been a director of our company since November 2007. Dr. Koshland has been the Vice-Provost of Academic Planning and Facilities at the University of California, Berkeley since April 2004, a Professor of Environmental Health Sciences in the School of Public Health and a Professor in the Energy and Resources Group since 1997 and the Wood-Calvert Professor in Engineering since 1995. She joined the Berkeley faculty in 1984. Dr. Koshland served as Chair and Vice-Chair of the Berkeley Division, Academic Senate from 2002 to 2003 and from 2001 to 2002, respectively. From 1994 to 2006, Dr. Koshland was a director of the Combustion Institute. Since 2001, Dr. Koshland has served as a member of the Integrated Human Exposure Committee of the EPA’s Science Advisory Board. From 1998 to 2002, Dr. Koshland served on the California Air Resources Board Research Screening Committee and currently serves as Associate Director of the University of California, Berkeley Superfund Basic Research Program. Dr. Koshland has been a member of the Board of Managers of Haverford College since 1994, serving as Vice-Chair from 1999 to 2005 and Co-Chair since 2005. Dr. Koshland serves on the Board of Directors of the UC Berkeley Faculty Club and the Board of Trustees of the University of California, Berkeley Art Museum and Pacific Film Archive.

Barry R. Sloane. Mr. Sloane has been a director of our company since September 2006. Mr. Sloane has been Co-President and Co-Chief Executive Officer of Century Bancorp, Inc. since April 2006 and Co-President and Co-Chief Executive Officer of Century Bank since April 2005. From April 2004 to April 2005, Mr. Sloane was Executive Vice President and Co-Chief Operating Officer of Century Bank and its holding company, Century Bancorp, Inc. From October 2001 to March 2004, he was a Managing Director of Steinberg, Priest and Sloane Capital Management, LLC. Mr. Sloane is a Trustee and Chairman of the Investment Committee of the Fisher Center for Alzheimer Research Foundation at the Rockefeller University, a Trustee of the Beth Israel Deaconess Medical Center, a Trustee of the Savings Bank Employees Retirement Association, a Trustee of the Wheeler School and a member of the Dean’s Council of the John F. Kennedy School of Government at Harvard University.

Albert M. Weis. Mr. Weis has been a director of our company since October 2002. Mr. Weis has been President of A.M. Weis & Co., Inc., a money management company, since 1976. Mr. Weis was Chairman of the New York Cotton Exchange from 1997 to 1998, 1981 to 1983 and 1977 to 1978. From 1998 to 2000, Mr. Weis was Chairman of the New York Board of Trade. From 1996 to 1999, Mr. Weis was a director and chairman of the Audit Committee of Synetic, Inc., a company that designs and manufactures data storage products, and, from 1999 to 2001, he was a director and chairman of the Audit Committee of Medical Manager Corporation (successor to Synetic, Inc.).

Meetings and Committees of our Board of Directors

Our Board of Directors held 13 meetings during the year ended December 31, 2008. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time.

Our Board of Directors has an Audit Committee. The members of the Audit Committee are currently Messrs. Dalton, Sloane and Weis and Dr. Koshland, all of whom qualify as “independent” in accordance with the published listing requirements of NASDAQ. The members of the Audit Committee also each qualify as “independent” under special standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by our Board of Directors to also meet the qualifications of an “audit committee financial expert” in accordance with the SEC rules. Messrs. Weis and Sloane are independent directors who have been determined to be “audit committee financial experts.” The Audit Committee operates pursuant to an Audit Committee Charter which is available at www.bgcpartners.com/legal/disclaimers/ or upon written request from BGC free of charge.

The Audit Committee selects our independent registered public accounting firm (“our Auditors”), consults with our Auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our Auditors. The Audit Committee held 21 meetings during the year ended December 31, 2008.

During 2008, our Audit Committee engaged Ernst & Young, LLP (“Ernst & Young”) to be our Auditors for the year ending December 31, 2008. Ernst & Young was also approved to perform reviews, pursuant to Statement on Auditing Standards No. 100, of our third and fourth quarter quarterly financial reports for the year ending December 31, 2008, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve all audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, subject to the minimum exception for permitted non-audit services that are approved by the Audit Committee prior to completion of the audit.

The Board of Directors also has a Compensation Committee. The members of the Compensation Committee are currently Messrs. Dalton, Sloane and Weis and Dr. Koshland, all of whom are non-employee directors. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the BGC Holdings, L.P. Participation Plan (the “Participation Plan”), our Amended and Restated Long Term Incentive Plan (“Equity Plan”) and our Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (“Incentive Plan”). BGC does not have a Compensation Committee charter. The Compensation Committee held 14 meetings during the year ended December 31, 2008.

During 2008, no director, except for Mr. Amaitis, attended fewer than 75% of the total number of meetings of the Board of Directors and the committees of which he or she was a member. Mr. Amaitis, our former Co-Chief Executive Officer, did not stand for reelection at the 2008 Annual Meeting and became our non-executive Vice Chairman in December 2008.

Nominating Process

Our Board of Directors does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. As a result, all directors participate in the consideration of director nominees that are recommended for selection by a majority of the independent directors as defined by the published listing requirements of NASDAQ. The Board believes that such participation of all directors is appropriate given the size of the Board and the level of participation of our independent directors in the nomination process. The Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors and, absent special circumstances, the Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth in this Annual Report on Form 10-K under the section below entitled “Communications with our Board of Directors.”

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

Executive Sessions

In order to comply with NASDAQ rules, the Board of Directors has resolved that it will continue to schedule at least two meetings a year in which the independent directors will meet without the directors who are executive officers of the Company.

Annual Meetings

The Board of Directors has not adopted any specific policy with respect to the attendance of directors at annual meetings of stockholders of the Company. At the 2008 annual meeting of stockholders, held on December 8, 2008, all of the Company’s directors were in attendance.

Communications with our Board of Directors

Stockholders may contact any member of our Board of Directors, including to recommend a candidate for director, by addressing their correspondence to the director, c/o BGC Partners, Inc., 499 Park Avenue, New York, NY 10022, Attention: Secretary. The Secretary will forward all such correspondence to the named director.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2008, Cantor Fitzgerald, L.P., CF Group Management, Inc., Howard W. Lutnick and Lee M. Amaitis filed one of their respective Forms 4 two days late.

Code of Ethics and Whistleblower Procedures

In 2004, we adopted the eSpeed Code of Business Conduct and Ethics which was renamed the BGC Partners Code of Business Conduct and Ethics upon the consummation of the merger (the “Code of Ethics”), a code of ethics that applies to members of our Board of Directors, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller, other executive officers and our other employees. The Code of Ethics is publicly available on our website at www.bgcpartners.com/legal/disclaimers/ under the heading “Investor Info.” If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors or executive officers, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

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

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Our executive compensation program is designed to integrate compensation with the achievement of our short-term and long-term business objectives and to assist us in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance. Different programs are geared to short-term and longer-term performance with the goal of increasing stockholder value over the long term.

We believe that the compensation of our executive officers should reflect their success in attaining key operating objectives, such as growth or maintenance of market position, success in attracting and retaining qualified brokers, increasing revenues and/or profitability, development of new products and marketplaces, completing and integrating acquisitions, meeting established goals for operating earnings and earnings per share, maintenance and development of customer relationships and long-term competitive advantage. We also believe that executive compensation should reflect achievement of individual goals established for specific executive officers at the beginning of the fiscal year as well as reflect specific achievements by such individuals over the course of the year, such as development of specific products or customer relationships or agreements or executing or integrating acquisitions and strategic arrangements. We believe that the performance of the executives in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not generally be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long term, reflect our operating performance, and ultimately, the management of our company by our executives. We believe that the long-term performance of our stock is reflected in executive compensation through our stock option, restricted stock units, REUs and other equity or partnership incentive programs.

On April 1, 2008, BGC Partners, LLC (“BGC Partners OldCo”) and eSpeed merged. We sometimes refer to the Company after its merger with eSpeed as the “Combined Company”. Prior to the merger, executive compensation for the executive officers of eSpeed (Messrs. Lutnick, Amaitis and Merkel) was determined by the Compensation Committee of eSpeed. Elements of compensation for the executive officers of the Combined Company who were not also officers of eSpeed (Messrs. Lynn and West) were determined by Cantor and its affiliates. For executive officers of both the Combined Company and eSpeed (Messrs. Lutnick, Amaitis and Merkel), the portion of such executive officer’s compensation paid by eSpeed was determined by eSpeed’s Compensation Committee and the portion of such executive officer’s compensation paid by BGC Partners OldCo was determined by Cantor and its affiliates. In some cases, executive compensation was paid at one rate by BGC OldCo and reduced to a rate established by the Special Committee effective as of the closing of the merger. The following compensation discussion and analysis for the Combined Company is set forth on a combined basis, except that to the extent useful and appropriate, compensation for the executive officers of eSpeed and the Combined Company is set forth separately. For 2008, our Compensation Committee determined that Messrs. Lutnick, Amaitis, Lynn, Merkel and West were our executive officers. Effective December 19, 2008, Mr. Amaitis was named our non-executive Vice Chairman and resigned as Co-Chief Executive Officer. Mr. Amaitis is not an executive officer for 2009. Effective January 1, 2009, Mr. Windeatt was named our Chief Operating Officer. For 2009, our Compensation Committee has determined that Messrs. Lutnick, Lynn, Merkel, West and Windeatt are our executive officers.

Overview of Compensation and Process

Executive compensation is composed of the following components: (i) a base salary, which is designed to attract talented employees and contribute to retaining, motivating and rewarding individual performance; (ii) an incentive cash bonus, which is intended to tie financial reward with the achievement of our short-term performance objectives; and (iii) a long-term incentive program, including options, restricted stock units, REUs or other equity or partnership grants, which is designed to promote the achievement of long-term performance goals and to align the long-term interests of our executive officers with those of our stockholders. From time to time, we have also used employment agreements, including some specified bonus components, and other discretionary bonuses to attract and retain talented employees, and we currently have an employment agreement with our President, Shaun Lynn, and our Chief Operating Officer, Sean Windeatt. Executive officers also receive health and dental insurance, life insurance, and disability coverage consistent with that offered to our other employees in the office in which such executive officer is primarily located. Executives are also expected to be offered the opportunity to make contributions to BGC Holdings in exchange for partnership interests or be granted equity-based awards in BGC Holdings under the Participation Plan or otherwise as described below.

Our Compensation Committee reviews and recommends to our Board of Directors for its approval the salaries and bonuses of our executive officers. In addition, the Compensation Committee approves grants to executive officers and otherwise administers our Equity Plan, Incentive Plan and the Participation Plan. From time to time, the Compensation Committee has engaged in discussions with a compensation consultant in connection with its compensation decisions. In 2008, James F. Reda & Associates, LLC advised our Compensation Committee.

Base salaries for the following year are generally set for our executive officers at the year-end meetings of our Compensation Committee or in the early part of the next year. At these meetings, our Compensation Committee also approves the incentive bonuses and any discretionary bonuses for executive officers and grants restricted stock units, REUs, stock option awards or other equity or partnership awards to our executive officers. At the year-end Compensation Committee meetings, our Chairman and Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to our executive officers. Such executive officers are not present at the time of these deliberations. Our Chairman, Mr. Lutnick also makes recommendations with respect to his own compensation as Chief Executive Officer, and for the other Co-Chief Executive Officer during 2008, Mr. Amaitis, in conjunction with the Chairman of the Compensation Committee. The Compensation Committee deliberates on compensation decisions of all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick and in some cases certain other executive officers, and separately in executive session, as to all executive officers, including the Chief Executive Officer. The Compensation Committee may accept or adjust such recommendations and makes the sole determination of the compensation of all of our executive officers.

During the first quarter of each fiscal year, it has been the practice of our Compensation Committee to establish incentive performance goals for executive officers, although the practice of the Compensation Committee has been to retain negative discretion to reduce or withhold bonus compensation at the end of the year. All executive officers in office at that time are eligible to participate.

We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentives for our executive officers to focus on long-term strategic goals as well as short-term performance. The amount of each element of compensation is determined by or under the direction of our Compensation Committee, which considers a number of personal factors to determine the amount of salary, bonus and other benefits to pay each executive officer, including the following: performance in light of corporate and individual objectives; performance of general management responsibilities; operating earnings and earnings per share; maintenance and development of customer relationships; long-term competitive advantage; value of individual skills in support of long-term and short-term performance of our objectives; and management, leadership and client relationships and satisfaction. In addition, corporate performance factors are considered in determining compensation policies, including achievement of revenues, operating profit; improvement in market position or other financial results or metrics reported by us; strategic business criteria, including goals relating to acquisitions or client relationships; stock price and other matters. The Compensation Committee is aware that certain of our executive officers, including Mr. Lutnick, also receive compensation from our affiliates, including Cantor, but it generally does not specifically review the amount or nature of such compensation.

Our policy for allocating between currently paid and long-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for BGC Partners and its stockholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of bonus compensation to reward superior performance against specific short-term goals or in the discretion of the Compensation Committee. We provide equity compensation to reward superior performance against specific objectives and long-term strategic goals and to assist in retaining executive officers and aligning the interests of BGC Partners and its stockholders. For Messrs. Amaitis and Lynn, our combined compensation package in 2008 was weighted approximately 61% and 60%, respectively, in cash compensation and 39% and 40%, respectively, in equity compensation. For Mr. West, our combined compensation package in 2008 was weighted approximately 62% in cash compensation and 48% in equity compensation. Our combined compensation package for 2008 was weighted 21% in equity compensation and 79% in cash compensation for Mr. Merkel. With respect to Mr. Lutnick, his combined compensation package for 2008 consisted of 58% in cash compensation and 42% in equity compensation.

We generally intend that compensation paid to our Chief Executive Officer and our other executive officers not be subject to the limitation on tax deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended, the “Code,” so long as this can be achieved in a manner consistent with the Compensation Committee’s other objectives. Subject to certain exceptions, Section 162(m) of the Code eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1 million, unless the payments are qualified “performance-based” compensation as defined in Section 162(m) of the Code. We periodically review the potential consequences of Section 162(m) of the Code and may structure the performance-based portion of executive compensation to comply with certain exemptions in Section 162(m) of the Code. However, the Compensation Committee retains negative discretion to reduce or withhold bonus compensation to our executive officers and also reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) of the Code when it believes that such payments are appropriate, after taking into consideration changing business conditions or the executive officer’s performance.

Base Salary Compensation

We believe that the retention of executive officers who have developed the skills and expertise required to lead our organization is vital to our competitive strength. We further believe that attracting other key employees who can supplement the efforts of our existing executives is absolutely critical. To this end, it is our policy to generally establish base pay at levels comparable to competitors or other companies who employ similarly skilled personnel. We determine these levels by reviewing publicly available information with respect to our peer group of companies and others. We have not traditionally engaged in benchmarking. Our executive officers receive base salaries intended to reflect their skills, roles and responsibilities. Subject to any applicable employment agreements, base salaries and subsequent adjustments, if any, will be reviewed and approved by our Compensation Committee annually, based on a variety of factors, which may include, from time to time, a review of relevant salaries of executives at our peer group of companies, including Compagnie Financiere Tradition, Chicago Mercantile Exchange Holdings Inc., GFI Group Inc., ICAP plc, MarketAxess Holdings Inc. and The NASDAQ OMX Group, Inc. and each executive officer’s performance for the prior year, as well as each executive officer’s experience.

Base Salaries Awarded in 2008

In setting base salaries for fiscal 2008, we considered qualifications, experience and responsibilities of our executive officers. Base salaries for 2008 were established at the closing of the merger and equal $1,000,000 each for Messrs. Lutnick, Amaitis, Lynn and Merkel and $550,000 for Mr. West. The Combined Company also entered into an employment agreement with Mr. Lynn at the closing of the merger. See “—Employment Agreement.” For the first quarter of 2008, base salaries for Messrs. Lutnick, Amaitis and Merkel were paid by both eSpeed (at the rate previously established by eSpeed’s Compensation Committee) and BGC Partners OldCo (at the rate previously established by Cantor) until the closing of the merger on April 1, 2008 and thereafter were paid by BGC Partners. Prior to April 1, 2008, base salaries for Messrs. Lynn and West were paid by BGC Partners OldCo at the pre-existing rates and thereafter paid by BGC Partners at the rates established at the closing of the merger.

For 2008, the Compensation Committee made certain adjustments agreed in the merger to executive officer base salaries which had been previously paid by eSpeed as compared to 2007. For 2008, Mr. Amaitis received an aggregate base salary of $1,339,410, of which $589,410 was paid by BGC Partners OldCo prior to the merger and $750,000 was paid by BGC Partners post-merger as compared to a 2007 base salary of $250,000 from eSpeed which was established by its Compensation Committee and of $3,223,260 which was paid by BGC Partners OldCo in 2007. For 2008, Mr. Lynn received an aggregate base salary of $1,113,750, of which $363,750 was paid by BGC Partners OldCo prior to the merger and $750,000 was paid by BGC Partners post-merger as compared to a 2007 base salary of $1,505,469 which was paid by BGC Partners OldCo. For 2008, Mr. Merkel received an aggregate base salary of $975,000, of which $225,000 was paid by BGC Partners OldCo and eSpeed prior to the merger and $750,000 was paid by BGC Partners post-merger as compared to a 2007 base salary of $600,000 from eSpeed and of $325,500 which was paid by BGC Partners OldCo. For 2008, Mr. West received an aggregate base salary of $528,415, of which $115,915 was paid by BGC Partners OldCo prior to the merger and $412,500 was paid by BGC Partners post-merger as compared to a 2007 base salary of $318,667 which was paid by BGC Partners OldCo in 2007. Salaries paid by the BGC Partners OldCo prior to the merger were determined by Cantor based on individual performance, peer pay practices and similar factors. With respect to Mr. Lutnick, eSpeed’s Compensation Committee also specifically considered salaries and total compensation packages of executives in our peer group of companies as described above in determining his 2008 base salary as Chief Executive Officer for eSpeed of $1,000,000. For 2008, Mr. Lutnick received an aggregate base salary of $2,000,000, of which $1,250,000 was paid by BGC Partners OldCo prior to the merger and $750,000 was paid by BGC Partners post-merger as compared to a 2007 base salary of $1,000,000 from eSpeed and of $4,000,000 which was paid by BGC Partners OldCo and determined by Cantor.

During 2008, Mr. Lutnick spent approximately 50% of his time on BGC Partners matters, Mr. Amaitis spent approximately 75% of his time on BGC Partners matters and Mr. Merkel spent approximately 50% of his time on BGC Partners matters. Messrs. Lynn and West each spent 100% of their time on BGC Partners matters.

Base Salaries Awarded in 2009

Base salaries for 2009 were established at the end of 2008 by the BGC Partners Compensation Committee and equal $1,000,000 each for Messrs. Lutnick, Lynn and Merkel, $300,000 for Mr. West and £200,000 for Mr. Windeatt. Effective January 1, 2009, Mr. Amaitis serves as our non-executive Vice Chairman.

We currently expect that in 2009 Mr. Lutnick and Mr. Merkel will each spend approximately 50% of their time on BGC Partners matters, although, these percentages may vary depending on business developments at BGC Partners or Cantor or any of their affiliates. Messrs. Lynn, Windeatt and West are each expected to spend 100% of their time on BGC Partners matters. In 2009, as our non-executive Vice Chairman, Mr. Amaitis is expected to spend at least 25% and up to 50% of his time on certain BGC Partners matters and will not continue to serve as a member of the Board or an executive officer.

Bonus Compensation

We believe that compensation should vary with corporate performance and that a significant portion of compensation should continue to be linked to the achievement of business goals. Our Incentive Plan provides a means for the payment of Section 162(m) of the Code qualified “performance-based” compensation in the form of bonuses to our executive officers while preserving our tax deduction.

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

Incentive Bonus Targets for 2008

In connection with the merger, the Combined Company established an annual target cash bonuses for 2008 of up to the percentages set forth below:

•	400% of annual base salary for Howard W. Lutnick;

•	375% of annual base salary for Lee M. Amaitis;

•	300% of annual base salary for Shaun D. Lynn;

•	100% of annual base salary for Stephen M. Merkel; and

•	100% of annual base salary for Robert K. West.

In addition to the target cash bonuses set forth above, the executive officers are eligible for additional incentive compensation to be paid in the form of equity, partnership units or otherwise.

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

Bonuses Awarded in 2008

In the first quarter of 2008, prior to the closing of the merger, BGC Partners OldCo granted the following cash bonuses to the executive officers: Mr. Lutnick, $1,000,000; Mr. Amaitis, $500,000; Mr. Lynn, $500,000; Mr. Merkel, $125,000, and Mr. West, $25,000.

On September 8, 2008, the Compensation Committee awarded the following interim bonuses to be paid in lieu of cash: Mr. Lutnick, a bonus of 350,263 REUs; Mr. Amaitis, a bonus of 140,106 REUs; and Mr. Lynn, a bonus of 87,566 REUs. The REUs were fully-vested at the time of grant. The grants of REUs have Post-Termination Payments, as defined in the limited partnership of BGC Holdings, L.P. of, $2,000,000, $800,000 and $500,000, respectively. The Compensation Committee had previously expected to award the bonuses in cash at the end of the fourth quarter, but the executives agreed to accept the bonuses in REUs in lieu of cash in the third quarter of 2008. These interim bonuses were taken into account when the Compensation Committee considered bonuses for these executives at the end of the 2008 calendar year and reduced the cash bonuses paid to such executives by like amounts. These REUs are non-exchangeable and would become exchangeable for Class A common stock at our discretion as the general partner of BGC Holdings, L.P., with the consent of Cantor.

In December 2008, having decided that both identified goals established in the first quarter of 2008 and the targets established in connection with the merger were met for 2008, the Compensation Committee of BGC Partners awarded further 2008 cash bonus compensation to Messrs. Lutnick and Amaitis of $2,500,000 each and to Mr. Lynn and Mr. Merkel of $1,995,000 and $500,000, respectively. The Compensation Committee declined to provide additional cash bonus compensation to Mr. West in excess of the cash bonus and equity compensation he had previously received in 2008.

In its discretion, BGC Partners’ Compensation Committee awarded cash bonuses for 2008 based upon achievement of both identified goals established in the first quarter of 2008 and the targets established in connection with the merger. With such corporate performance goals having been met, variations in bonus awards for each BGC Partners executive officer were based further on general performance objectives identified by Mr. Lutnick, BGC Partners’ Chief Executive Officer, such as performance, quality of work product, management and motivation of employees and other general factors relevant to the individual office, the general status of the economy and certain trends in the marketplace, as well as participation in certain significant initiatives in 2008. In addition, in establishing bonus targets in connection with the closing of the merger and in reviewing 2008 year-end bonus opportunities, BGC Partners’ Compensation Committee considered several factors in establishing bonus awards for executive officers for 2008, including pay practices of the peer group identified in the annual meeting proxy statement performance graph and otherwise, including a compensation study prepared by the compensation consultant, individual performance levels, changes in pre-tax operating earnings per share from the prior year, individual contributions toward achievement of strategic goals and our overall financial and operating results. In determining the 2008 cash bonuses for Messrs. Lutnick, Amaitis and Lynn, the Compensation Committee focused specifically on increases in BGC Partners’ pre-tax profits and distributable earnings from 2007 to 2008. In determining Mr. Merkel’s bonus, the Compensation Committee also noted his significant role in the merger. In declining to give additional cash bonuses, the Compensation Committee considered the REU and other cash grants which had previously been made to Messrs. Merkel and West as well as certain grants of REUs and RSUs which had been made to such officers at the closing of the merger.

In 2008, the incentive cash bonuses for individual executive officers as a percentage of the overall total cash compensation paid to such executive officers by the Combined Company was 64% to Mr. Lutnick, 69% to Mr. Amaitis, 69% to Mr. Lynn, 39% to Mr. Merkel and 5% to Mr. West.

Incentive Bonus Targets for 2009

In the first quarter of 2009, the Compensation Committee determined that the executive officers of the Combined Company, including Messrs. Lutnick, Lynn, Merkel, Windeatt and West, would be participating executives for 2009 in our Incentive Plan. The Compensation Committee used the same performance criteria for all executive officers and set 2009 bonus opportunities at a maximum of $10,000,000, which was the maximum annual amount allowed for 2009 for each individual pursuant to the terms of the Incentive Plan, provided that the Company (i) achieves operating profits or distributable earnings for 2009, as calculated on substantially the same basis as the 2008 earnings release, or (ii) in 2009, the Company achieves improvement or percentage growth in gross revenue or total transaction volumes in any product as compared to 2008 over any of its previously identified peer group members as reported in the Company’s 2009 earnings release, in each case calculated on substantially the same basis as the 2008 earnings release and compared to the most recently available peer group information. The Compensation Committee did not establish any specific thresholds or measures of improvement required to meet such performance criteria as it believed that the specified goals addressed existing business objectives at that time. The Compensation Committee, in its sole and absolute discretion, retained the right to reduce the amount of any bonus payment based upon any factors it determined, regardless of whether identified performance objectives had been achieved.

Grants of Options, Restricted Stock Units and Partnership Interests

It is our general policy to award options, restricted stock units, other equity-based compensation or partnership interests to our executive officers in order to align their interests with those of our long-term investors and to help attract and retain these persons. Our Equity Plan is designed to reward employees for increases in our stock price and to provide us with optimal flexibility in the way that we do so. It permits our Compensation Committee to grant stock options, stock appreciation rights, deferred stock, bonus stock, performance awards, dividend equivalents, other stock-based awards, and partnership interests, including REUs. It is our goal to preserve these incentives as an effective tool in motivating and retaining executives.

We intend that our Equity Plan and the Participation Plan will be the primary vehicles for offering long-term equity incentives to reward our executive officers, including where the Compensation Committee pays out bonuses under the Incentive Plan in the form of equity interests under the Equity Plan or Participation Plan. We also regard our equity award program as a key retention tool. This is a very important factor in our determination of the type of award to grant and the number of underlying shares that are granted in connection with that award. Because of the direct relationship between the value of an option and the market price of our Class A common stock, we believe that granting stock options is one of the best methods of motivating the executive officers to manage our company in a manner that is consistent with the interests of BGC Partners and its stockholders. However, because of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to us to retain our executive officers, we realize that it is important that we utilize other forms of equity and partnership interest awards as and when we may deem necessary, and our Compensation Committee retains the right to grant a combination of forms of equity and partnership awards to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of equity awards. The Compensation Committee has also granted authority to Mr. Lutnick, our Chairman and Chief Executive Officer, to grant options or restricted stock units to the non-executive officers and employees of our company and to establish sub-plans. RSUs generally have dividend equivalents beginning with the first full quarter in which they are outstanding, although certain grants may have different terms and certain sub-plans may be established from time to time in different jurisdictions to comply with local law. These equity-based awards are generally granted and priced on the same date and terms as the grants to executive officers although the Compensation Committee retains discretion to provide for different terms for individual situations. On November 5, 2008, our Board of Directors and Compensation Committee agreed to amend and restate the BGC

Partners Incentive Bonus Compensation Plan to clarify that bonus awards under the Incentive Plan may be paid in the form of REUs and other partnership interests in BGC Holdings, in addition to exchangeable partnership interests in BGC Holdings. The amended and restated Incentive Plan is effective for bonus awards paid in 2008 and future periods.

Officers and employees are also expected to be offered the opportunity to make contributions to BGC Holdings in exchange for partnership interests or be granted equity-based awards in BGC Holdings under the Participation Plan described below. Investments in partnership interests or grants pursuant to the Participation Plan are intended to attract, retain, motivate and reward executive officers by enabling them to acquire or increase their ownership interests in BGC Holdings. Participation by executive officers and the terms of any grants or investments by such executive officers will be subject to the approval of our Compensation Committee. Our Compensation Committee will have the discretion to determine the price of the purchase right, which may be set at preferential or historical prices that are less than the prevailing fair market value of our common stock. The Compensation Committee has also granted authority to Mr. Lutnick, our Chairman and Chief Executive Officer, to grant partnership interests as compensation awards in BGC Holdings under the Participation Plan to officers and employees of BGC Partners. These partnership interests and REU awards are generally granted and priced on the same date and terms as the grants to executive officers.

Options, Restricted Stock Units and REUs Granted in 2008

We grant awards to our executive officers based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain our long term goals. However, there is no set formula for the granting of compensation awards to individual executive officers. Our Compensation Committee has taken the view in prior periods that equity awards for our executive officers will have the long-term effect of maximizing stock price and stockholder value.

In December 2008, our Compensation Committee, in consultation with a compensation consultant, also granted REU interests to certain of our executive officers. Each of Messrs. Lutnick and Amaitis received a bonus of 643,087 REUs and Mr. Lynn received 482,316 REUs. The REUs vest over a three-year period. The REUs had Post-Termination Payments of $2,000,000, $2,000,000 and $1,500,000, respectively. These REUs are non-exchangeable and would become exchangeable for Class A common stock at our discretion, as the general partner of BGC Holdings, L.P. with the consent of Cantor. The REUs for Messrs. Lutnick, Amaitis and Lynn were granted in light of increases in pre-tax operating earnings per share from the prior year and incentives to meet other performance goals in the future. These REU grants were in addition to the interim REU grants made in lieu of cash in September 2008.

In December 2007, Mr. Merkel was awarded REUs having a post-termination payment amount of $427,500 and Mr. West was awarded REUs having a post-termination payment amount of $225,000. The right to receive payment upon redemption of these REUs for Messrs. West and Merkel vests over a three-year period, with 33.3% vesting on each of the anniversary dates. Post-termination payment amounts in each case were determined based on the eSpeed stock price on the date of each award. Each of these REUs was issued upon the closing of the merger on April 1, 2008 and was considered by the Compensation Committee to be part of each of their 2008 compensation. Additionally, in 2007 effective upon the closing of the merger, Mr. West was granted 11,387 RSUs at a price of $10.20 per share. In 2008, Mr. Windeatt received a grant of 58,624 REUs having a post-termination amount of $161,802. These REUs vest over three years and are not eligible for distributions.

Effective in or during 2008, BGC Holdings granted 8,064,617 REUs having an aggregate Post-Termination value of $52.2 million. Of the REUs granted approximately 35.7% were awarded to executive officers of BGC Partners, including 15.6% issued to Mr. Lutnick.

Timing of Grants

Compensation awards to our executive officers are typically granted annually in conjunction with the review of the individual performance of our executive officers, although interim grants may be considered and approved from time to time such as the ones made in September of 2008 to certain executive officers. This review generally takes place at periodic or year-end meetings of the Compensation Committee, which are generally held in a series of meetings in December of each fiscal year, although they may be held at any time and from time to time throughout the year. Our policy is to award year-end grants to all employee recipients on the same date and at the same price as grants to our executive officers. Grants, if any, to newly hired employees are effective on the employee’s first day of employment. The exercise price of all stock options is set at the closing price of our Class A common stock on NASDAQ on the date of grant. With respect to restricted stock units, REUs or other Participation Plan awards, grants are generally made based on a dollar value, and, where applicable, the number of shares is determined using the closing price of our Class A common stock on NASDAQ on the date of grant. From time to time, grants may be made on a mid-year or other basis in the event of business developments, changing compensation or other factors, subject to the approval of the Compensation Committee.

Perquisites

Historically, from time to time, BGC Partners OldCo has provided certain of our named executive officers with perquisites and other personal benefits that we believe are reasonable. While we do not view perquisites as a significant element of our comprehensive compensation structure, we do believe they can be useful in attracting, motivating and retaining the executive talent for which we compete, especially for executives who perform services abroad as expatriates. However, we do not generally provide pension arrangements, post-retirement health coverage or similar benefits for our executive officers or employees. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for our executive officers in appropriate circumstances, and we may consider their use in the future. All present or future practices regarding perquisites will be subject to periodic review by our Compensation Committee.

With respect to BGC Partners OldCo, the perquisites and other personal benefits, if any, provided to our named executive officers (other than Mr. Amaitis) historically have not had an aggregate incremental cost to us per individual that exceeds $10,000. BGC Partners OldCo has historically provided Mr. Amaitis, whose primary office location is in London and who travels frequently on our business to New York and elsewhere, with a car and driver in London and a rental apartment in New York that we subsidize. On limited occasions, Mr. Amaitis’ family has joined him at the New York apartment. Our senior management carefully evaluated our costs associated with the New York apartment and determined that the cost-sharing arrangement has historically been cost effective for us due to the significant number of days that Mr. Amaitis spends in New York on our business. As such, we intend to continue this arrangement, subject to periodic evaluation. In 2008, the value of these payments to Mr. Amatis was approximately $70,000. In addition, in prior years, we have paid for the expenses, including salary and benefits, associated with household staff at Mr. Amaitis’ London home, but our senior management determined to discontinue this arrangement effective December 31, 2006. Certain executive officers working in our London headquarters have also received the use of parking spaces allocated to our headquarters lease and in some cases, from time to time, we have provided to certain employees a car lease, automobile insurance and apartment lease, which in certain circumstances has tax benefits to the employee in certain jurisdictions.

We do offer medical, dental, life insurance and short term disability to all employees on a non-discriminatory basis. Medical insurance premiums are charged to employees at varying levels based on total cash compensation, and all of our executive officers were charged at the maximum contribution level in light of their compensation. Certain of our executive officers living in London have received certain immaterial additional private medical benefits.

In the future, we may provide certain perquisites to our executive officers as an element of their overall compensation structure. While perquisites are not expected to be a significant element of the compensation structure, they may be useful in attracting, motivating and retaining the executive talent for which we compete, especially for executives who perform services abroad as expatriates. From time to time these perquisites might include travel, transportation benefits and housing, particularly for executives who travel frequently to our office locations. These additional benefits are expected to assist our executives in performing their duties and provide time efficiencies. Any practices of in providing perquisites will be subject to periodic review by our Compensation Committee.

Post-Employment Compensation

Pension Benefits

We do not currently provide pension arrangements or post-retirement health coverage for our executives or employees, although we may consider such benefits in the future.

Retirement Benefits

Our executive officers in the U.S. are generally eligible to participate in our 401(k) contributory defined contribution plan, which we refer to as the “Deferral Plan.” Pursuant to the Deferral Plan, all U.S. eligible employees, including executive officers, are provided with a means of saving for their retirement.

Nonqualified Deferred Compensation

We do not provide any nonqualified defined contribution although we may consider such benefits in the future.

Other Post-Employment Payments

We are not obligated to provide post-employment health coverage or other benefits to our executive officers, other than certain post-employment benefits under the change in control agreements and employment agreement described under “—Change in Control Agreements” and “—Employment Agreement.”

Change in Control Agreements

Each of Messrs. Lutnick, Merkel and Amaitis entered into change in control agreements with us on March 31, 2008, effective upon the closing of the merger. Under these agreements, if a change in control of the Combined Company occurs (which will occur in the event that Cantor or one of its affiliates ceases to have a controlling interest in us) and Messrs. Lutnick, Merkel or Amaitis, as the case may be, elect to terminate their employment with us, such executive will receive in a lump sum in cash an amount equal to two times such executive’s annual salary base and the annual bonus paid or payable by BGC Partners for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred and receive medical benefits for two years after the termination of their employment (provided that, if Messrs. Lutnick, Merkel or Amaitis, as the case may be, becomes re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits will be secondary to the latter) or, in the case of Mr. Amaitis, either his annual base salary and bonus in respect of the most recently completed fiscal year or his annual base salary and projected bonus in respect of the fiscal year in which the change of control occurs, with the determination whether to base this calculation on Mr. Amaitis’ bonus in respect of the most recently completed fiscal year or his projected bonus in respect of the fiscal year in which the change in control occurs, as well as the determination of the projected amount of such bonus, to be made by Howard W. Lutnick in his sole and absolute discretion. If a change in control occurs and Messrs. Lutnick, Merkel or Amaitis, as the case may be, do not so elect to terminate their employment with us, such executive will receive in a lump sum in cash an amount equal to such executive’s annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred and receive medical benefits, provided, that in the event that, during the three-year period following the change in control, such executive’s employment is terminated by us (and other than by reason of such executive’s death or disability), such executive will receive in a lump sum in cash an amount equal to such executive’s annual base salary and any bonus or portion thereof that has been deferred or the annual bonus paid or payable for the most recently completed fiscal year. Mr. Lynn has similar change of control provisions in his employment agreement.

In addition, these executives will be entitled to a gross-up for any taxes imposed as a result of the application of Section 4999 of the Code. In the event of death or disability, such executive will be paid accrued salary to the date of death or disability.

Potential Payments Upon Change of Control

The following table provides information regarding the estimated amounts payable to the individuals named below upon either termination or continued employment upon a change of control, under the change of control and employment agreements, described under “—Employment Agreement” and “—Change in Control Agreements” as if such agreements were in effect and that the change of control had occurred on December 31, 2008 and using the closing market price of BGC Partners Class A common stock as of December 31, 2008.

Name	Salary ($)	Bonus ($)	Vesting of Equity Compensation ($)	Welfare Benefit Continuation ($)	Gross-Up Payment ($)	Total ($)
Howard W. Lutnick
Termination of Employment	2,000,000	8,000,000	—	35,525	7,727,353	17,762,878
Extension of Employment	1,000,000	4,000,000	—	—	3,863,677	8,863,677

Lee M. Amaitis
Termination of Employment	2,000,000	7,500,000	—	47,640	6,601,695	16,149,335
Extension of Employment	1,000,000	3,750,000	—	—	3,300,847	8,050,847

Shaun D. Lynn
Termination of Employment	2,000,000	6,000,000	—	7,476	5,559,322	13,566,798
Extension of Employment	1,000,000	3,000,000	—	—	2,779,661	6,779,661

Stephen M. Merkel
Termination of Employment	2,000,000	2,000,000	110,785	35,525	3,090,941	7,237,251
Extension of Employment	1,000,000	1,000,000	110,785	—	1,631,078	3,741,863

Cantor Partnership Grants

Two of our executive officers, Messrs. Lutnick and Merkel, are currently partners of Cantor and have a significant portion of their net worth directly invested in Cantor’s business. In addition to personal investments, Cantor granted to certain employees awards of partnership grants. In 2007, Cantor awarded a partnership grant to Mr. Merkel, $36,167 of which was attributed to BGC Partners OldCo. The awarded Cantor partnership units entitled the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination, provided that the employee has not engaged in any competitive activity with Cantor, eSpeed, BGC or any of their affiliates prior to the date each payment is due. These partnership units contain restrictive covenants such as non-competition clauses that provide us with an important retention tool. The other awards of partnership units in Cantor were fully vested on date of grant. In connection with the merger, any such grant awards held by an employee who provides services exclusively to BGC Partners OldCo were redeemed for a new interest in BGC Holdings, which continues to vest according to its original schedule.

The partnership unit awards described in the preceding paragraph are accounted for as liability awards under Statement of Financial Accounting Standards No. 123 (Revised), Share Based Payment (“SFAS123R”). For the awards that are not fully vested at grant date, we recognize non-cash compensation expense for the fair value of the awards as the awards are amortized over the stated vesting periods. For the awards that are fully vested on the date of grant, we recognize non-cash compensation expense at grant date for the fair value of the awards. In addition, the quarterly distributions on such units are included in our compensation expense as a non-cash charge. None of the costs of the various benefits provided under the partnership units in Cantor have been or will be paid by us; however, we record a non-cash charge on our income for the amounts that have been or will be paid to the employees by Cantor, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by Cantor.

Our Compensation Committee was not involved in the grants of these partnership unit awards by Cantor. The Compensation Committee was, however, aware of these grants at the time that it made compensation decisions for 2008 and made compensation determinations in light of all factors, including achievement of specified performance goals.

As part of the discretionary compensation paid to executive officers and other key employees, our Compensation Committee may from time to time authorize the issuance of BGC Holdings units, which are subject to the accounting rules set forth in SFAS 123R.

In connection with the merger, Cantor granted to Messrs. Amaitis and Lynn 1,100,000 and 200,000, respectively, of BGC Holdings founding partner units which became exchangeable upon the closing of the merger into shares of our Class A common stock on a one-to-one basis (subject to customary anti-dilution adjustments), with all of the shares received by either of them upon exchange being immediately saleable, subject to applicable law. These grants are intended to incentivize Messrs. Amaitis and Lynn and are in addition to any compensation that may be granted to Mr. Lynn pursuant to his employment agreement described below or to Messrs. Amaitis and Lynn pursuant to the Incentive Plan and/or the Participation Plan for 2008. For a description of the BGC Holdings founding partner units held by Messrs. Amaitis and Lynn, including the terms of the exchangeability of such units, see “Certain Relationships and Related Transactions—Amended and Restated BGC Holdings Limited Partnership Agreement—Exchanges.” In the third quarter of 2007, BGC and certain of its subsidiaries entered into agreements with certain of their non-executive employees pursuant to which the employees agreed to exchange an aggregate of approximately $7.9 million of their compensation earned in 2007 for the delivery in 2008 of 990,734 RSUs, which were issued upon the closing of the merger. These RSUs vest over a two-year period, with 50% vesting on each of the anniversary dates. In the fourth quarter of 2007, certain non-executive employees of BGC and other persons who provide services to BGC Partners OldCo were informed that they could expect to receive an aggregate of 295,816 REU interests in lieu of a portion of their discretionary bonus for 2007 having a post-termination payment amount of $3.0 million and 153,736 REU interests to be considered as part of their total 2008 compensation having a post-termination payment amount of $1.6 million, in each case to be delivered in 2008 and issued upon the closing of the merger. The right to receive payment upon redemption of these REU interests vests over a three-year period, with 33.3% vesting on each of the anniversary dates. The REU interests will only be exchangeable for our Class A common stock in accordance with terms and conditions of the grant of such REU interests, which terms and conditions will be determined by us, as the indirect general partner of BGC Holdings, subject to Cantor’s consent, as the holder of a majority in interest of the BGC Holdings exchangeable limited partnership interest, in accordance with the terms of the BGC Holdings limited partnership agreement. In addition, in the fourth quarter of 2007, certain non-executive employees of BGC Partners Old Co. and other persons who provide services to BGC Partners Old Co. were informed that they could expect to receive an aggregate of 169,747 RSUs in lieu of a portion of their discretionary bonus for 2007 having an aggregate estimated value of $1.7 million and 984,059 RSUs to be considered as part of their total 2008 compensation having an aggregate estimated value of $10.0 million, in each case delivered in 2008 and issued upon the closing of the merger. These RSUs vest over a three-year period with 33.3% vesting on each of the anniversary dates. Generally, REUs were issued to persons who became founding partners in BGC Holdings and RSUs were issued to persons who were employees of eSpeed and back office employees of BGC Partners or Cantor who had been providing services to BGC Partners Old Co. Aggregate estimated values in each case were determined based on the eSpeed stock price on the date of each award.

In addition, in the fourth quarter of 2007, certain of our executive officers were informed that they could expect to receive an aggregate of 593,992 REU interests (265,487 for Howard W. Lutnick, 132,744 for Lee Amaitis, 132,744 for Shaun Lynn, 41,912 for Stephen M. Merkel and 21,105 for Robert K. West) for delivery in 2008, which were issued upon the closing of the merger. These REU interests have a post-termination payment amount of $6.6 million ($3.0 million for Howard W. Lutnick, $1.5 million for Lee Amaitis, $1.5 million for Shaun Lynn, $0.4 million for Stephen M. Merkel and $0.2 million for Robert K. West). The REUs will only be exchangeable for Class A common stock in accordance with terms and conditions of the grant of such REU interests, which terms and conditions will be determined by us, as the indirect general partner of BGC Holdings, subject to Cantor’s consent, as the holder of a majority in interest of the BGC Holdings exchangeable limited partnership interest, in accordance with the terms of the BGC Holdings limited partnership agreement. The right to receive post-termination payment amounts upon redemption of these REU interests for Messrs. Lutnick, Amaitis and Lynn immediately vested upon the closing of the merger. The right to receive post-termination payment amounts upon redemption of these REUs for Messrs. Merkel and West vest over a three-year period with 33.3% vesting on each of the anniversary dates. Post-termination payment amounts in each case were determined based on the eSpeed stock price on the date of each award. Mr. West was also informed that he could expect to receive 11,387 RSUs to be considered as part of his 2008 compensation having an aggregate estimated value of $0.1 million, to be delivered in 2008 and issued upon the closing of the merger. These RSUs vest over a three-year period with 33.3% vesting on each of the anniversary dates.

As discussed above under “—Bonuses Awarded in 2008,” in September 2008, the Compensation Committee awarded the following interim bonuses in REUs: Mr. Lutnick: 350,263 REUs, Mr. Amaitis: 140,106 REUs and Mr. Lynn: 87,566 REUs.

BGC Holdings Participation Plan

BGC Partners has adopted the Participation Plan as a means to attract, retain, motivate and reward present founding partners, present or prospective REU partners and prospective working partners and executive officers of BGC Partners by enabling such founding/working partners, such REU partners and executive officers to acquire or increase their ownership interests in BGC Holdings.

The Participation Plan is administered by our Compensation Committee or its designee. The Participation Plan provides for the grant of BGC Holdings limited partnership interests issuable pursuant to the BGC Holdings limited partnership agreement as of the date of the Participation Plan or as may thereafter be issuable thereunder. The total number of BGC Holdings limited partnership interests issuable under the Participation Plan will be determined from time to time by our Board of Directors, provided, that interests exchangeable for or otherwise representing the right to acquire our common stock may only be granted to the extent such shares are available for issuance under the BGC Partners Long Term Incentive Plan, as amended and restated. The Compensation Committee has broad administrative authority to, among other things, select present founding partners, present or prospective REU partners or prospective working partners and executive officers entitled to receive bonus or purchase awards, determine the number and type of partnership interests covered by such awards, including whether such partnership interests will be exchangeable for or otherwise represent the right to receive our Class A common stock, determine the purchase period and other terms and conditions of any purchase rights and interpret and administer the Participation Plan. The Compensation Committee has the discretion to determine the price of any purchase right, which may be set at preferential or historical prices that are less than the prevailing fair market value of Class A common stock.

The Participation Plan provides that the Compensation Committee may at any time amend or terminate the Participation Plan, provided that, without the participant’s written consent, no such amendment or termination will adversely affect any outstanding purchase rights. Amendments to the Participation Plan require stockholder approval only if required by applicable laws or applicable regulatory requirements.

Impact of Accounting Changes on Compensation Policy

Our management and our Compensation Committee recognize that we are be subject to certain SFAS 123R and other accounting charges with respect to its executive officers and other employees; however, our management and our Compensation Committee do not believe that these accounting charges should be taken into account in the determination of appropriate levels and types of compensation to be made available, even though certain of these accounting charges, both cash and non-cash, will be disclosed in the compensation tables and narratives because they do provide various payments and rights to executive officers that are covered by those tables.

Paul Saltzman Separation Agreement

On January 23, 2008, Paul Saltzman resigned as eSpeed’s Chief Operating Officer. In connection with his resignation, Mr. Saltzman entered into an employment separation agreement in which (i) he agreed to provide consulting services to us over a three-year period for total cash compensation of $2.1 million provided he complies with certain affirmative and restrictive covenants; (ii) Mr. Saltzman’s 7,239 RSUs issued in December 2007 were immediately vested; (iii) his December 2004 option to purchase 150,000 shares of our Class A common stock at an exercise price of $11.47 per share was be extended to expire on the termination date of his consulting period; and (iv) Mr. Saltzman will received an additional restricted stock unit grant having a value of $100,000 on the third anniversary of his termination date in the event that he has complied with all of his obligations under the foregoing agreement.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) set forth in this Annual Report on Form 10-K with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

Dated: March 9, 2009

THE COMPENSATION COMMITTEE

Barry R. Sloane, Chairman

John H. Dalton

Catherine P. Koshland

Albert M. Weis

Executive Compensation

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards, REUs and Cantor Partnership Units ($)(1)	(f) Option Awards ($)(2)	(g) Non-Equity Incentive Plan Compensation ($)(3)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)(4)	(j) Total ($)
Howard W. Lutnick,	2008	2,000,000	—	1,743,173	—	3,500,000	—	—	7,243,173
Chairman of the Board and Chief Executive Officer	2007 2006	5,000,000 1,540,000	— —	1,180,932 —	9,822,186 146,793	500,000 500,000	— —	— 3,000	16,503,118 2,189,793

Lee M. Amaitis,	2008	1,339,410	—	806,271	—	3,000,000	—	70,000	5,215,681
Co-Chief Executive Officer(5)	2007 2006	3,473,260 1,808,333	255,735 2,479,566	859,706 18,465	— —	— —	— —	76,029 277,730	4,664,730 4,584,094

Shaun D. Lynn,	2008	1,113,750	—	550,319	—	2,495,000	—	—	4,159,069
President	2007	1,505,469	1,538,942	668,228	—	—	—	3,265	3,715,904
	2006	1,205,684	1,903,000	39,147	—	—	—	709	3,148,540

Stephen M. Merkel,	2008	975,000	—	104,684	—	625,000	—	—	1,704,684
Executive Vice President, General Counsel and Secretary	2007 2006	925,500 820,246	397,833 175,414	59,986 1,389	— —	200,000 150,000	— —	— 3,000	1,583,319 1,150,049

Robert K. West,	2008	528,415	—	75,731	—	25,000	—	—	629,146
Chief Financial Officer(6)	2007	318,667	200,000	4,113	—	—	—	—	522,780
	2006	—	—	—	—	—	—	—	—

Frank V. Saracino,	2008	131,923	—	—	—	—	—	—	131,923
Former Chief Accounting Officer(7)	2007 2006	225,000 160,000	— 140,000	10,348 278	— —	75,000 —	— —	— —	310,348 300,278

(1)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008, 2007 and 2006 respectively, in accordance with SFAS 123R, of RSU, REU and Cantor partnership unit awards for services to eSpeed or BGC Partners OldCo or BGC Partners pursuant to the Equity Plan or otherwise and thus may include amounts from awards granted in and prior to 2007 and 2006, respectively. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For more information used in the calculations of these amounts, see the footnotes to BGC Partners’ audited consolidated financial statements, included in the Annual Report accompanying this 10-K. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.
(2)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008, 2007 and 2006, respectively, in accordance with SFAS 123R, of options granted pursuant to the Equity Plan and thus may include amounts from options granted in and prior to 2008, 2007 and 2006, respectively. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For more information used in the calculations of these amounts, see the footnotes to BGC Partner’s audited consolidated financial statements, included in this 10-K. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.
(3)	The amounts in column (g) reflect the cash awards to the named executive officers under the Incentive Plan, which is discussed in further detail under the heading “—Compensation Discussion and Analysis—Bonus Compensation.”
(4)	BGC has historically provided Mr. Amaitis, whose primary office location is in London and who travels frequently on our business to New York and elsewhere, with a car and driver and insurance in London and, for 2007 and 2006, a rental apartment in New York that we subsidized.
(5)	Mr. Amaitis resigned as Co-Chief Executive Officer on December 19, 2008 and became our non-executive Vice Chairman.
(6)	Mr. West was appointed Chief Financial Officer on May 16, 2007.
(7)	Mr. Saracino resigned as Chief Accounting Officer in July, 2008.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers with respect to the year ended December 31, 2008:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units(#)(2)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock, Unit and Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)(1)	Threshold ($)	Target (#)	Maximum (#)
Howard W. Lutnick	—	—	—	10,000,000	—	—	—	—	—	—	—
Lee M. Amaitis	—	—	—	10,000,000	—	—	—	—	—	—	—
Shaun D. Lynn	—	—	—	10,000,000	—	—	—	—	—	—	—
Stephen M. Merkel	—	—	—	10,000,000	—	—	—	—	—	—	—
Robert K. West	4/1/08	—	—	10,000,000	—	—	—	11,387	—	—	133,797
Frank V. Saracino	—	—	—	—	—	—	—	4,780	—	—	56,165

(1)	The amounts shown in column (e) reflect the maximum payment under our Incentive Plan. During 2008, there were no specific minimum and target levels under our Incentive Plan. The $10,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2008, and members of our Compensation Committee retain negative discretion to award less than this amount even if the performance criteria are met. Actual amounts paid for 2008 are set forth in column (g) of the Summary Compensation Table.
(2)	The amounts shown do not include REU awards which were issued upon the closing of the merger on April 1, 2008, to Messrs. Lutnick, Amaitis, Lynn, Merkel and West of 265,487, 132,744, 132,744, 41,912 and 21,105, respectively. These grants of REUs have post-termination payments of $3,000,000, $1,500,000, $265,487, $427,500 and $225,000. They further do not include REU awards to Messrs. Lutnick, Amaitis and Lynn in the amounts of 350,263, 140,106 and 87,566, respectively having post-termination payments of $2,000,000, $800,000 and $500,000 granted in September 2008 or REU awards in December 2008 to Messrs. Lutnick, Amaitis and Lynn in the amounts of 643,087, 643,087 and 482,315 respectively having post-termination awards of $2,000,000, $2,000,000 and $1,500,000 respectively.
(3)	More information used in the calculations of these amounts is included in footnotes to BGC Partners’ audited consolidated financial statements.

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options and restricted stock units that had not vested for each of the named executive officers as of December 31, 2008:

(a) Name	Option Awards					Stock Awards(3)
	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#) (2)(3)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	2,000,000	—	—	22.00	12/10/2009	—	—	—	—
	625,000	—	—	16.88	11/28/2010	—	—	—	—
	1,500,000	—	—	5.10	10/19/2011	—	—	—	—
	1,000,000	—	—	14.39	12/9/2012	—	—	—	—
	1,000,000	—	—	21.42	12/9/2013	—	—	—	—
	1,000,000	—	—	13.00	12/20/2014	—	—	—	—
	250,000	—	—	8.42	8/22/2016	—	—	—	—
	800,000	—	—	8.80	12/15/2016	—	—	—	—
	1,000,000	—	—	10.82	12/28/2017	—	—	—	—

Lee M. Amaitis	325,000	—	—	22.00	12/9/2009	—	—	—	—
	50,000	—	—	15.13	11/24/2010	—	—	—	—
	118,750	—	—	5.10	10/19/2011	—	—	—	—
	150,000	—	—	14.39	12/9/2012	—	—	—	—
	200,000	—	—	21.42	12/9/2013	—	—	—	—
	250,000	—	—	11.47	12/20/2014	—	—	—	—

Shaun D. Lynn	—	—	—	—	—	—	—	—	—

Stephen M. Merkel	100,000	—	—	22.00	12/10/2009	—	—	—	—
	100,000	—	—	16.88	11/28/2010	—	—	—	—
	110,000	—	—	5.10	10/19/2011	—	—	—	—
	100,000	—	—	14.39	12/9/2012	—	—	—	—
	100,000	—	—	21.42	12/9/2013	—	—	—	—
	100,000	—	—	11.47	12/20/2014	—	—	—	—
	—	—	—	—	—	6,536	18,039	—	—

Robert K. West	—	—	—	—	—	7,592	20,954	—	—

Frank V. Saracino	7,500	—	—	11.47	12/20/2014	—	—	—	—

(1)	All options listed above are fully vested.
(2)	All RSUs listed above vest annually from the date of grant over a three-year period, with 33% vesting on the first anniversary date.
(3)	The amounts shown do not include 265,487, 132,744 and 132,744, respectively, of REU awards that were issued upon the closing of the merger on April 1, 2008, to Messrs. Lutnick, Amaitis, Lynn, Merkel and West, which have post-termination payments of $3,000,000, $1,500,000, $1,500,000, $427,500 and $225,000, respectively. They further do not include REU awards to Messrs. Lutnick, Amaitis and Lynn in the amounts of 350,263, 140,106 and 87,566, respectively having post-termination payments of $2,000,000, $800,000 and $500,000 granted in September 2008 or REU awards in December 2008 to Messrs. Lutnick, Amaitis and Lynn in the amounts of 643,087, 643,087 and 482,315 respectively having post-termination awards of $2,000,000, $2,000,000 and $1,500,000 respectively.

Option Exercises and Stock Vested; Pension Benefits and Nonqualified Deferred Compensation

Restricted stock units of 7,063 vested for our named executive officers during 2008. None of our named executives exercised stock options in 2008 and none of our named executive officers received any retirement pension benefits or nonqualified deferred compensation from BGC Partners during the 2008 fiscal year.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)
Howard W. Lutnick	—	—	—	—
Lee M. Amaitis	—	—	—	—
Shaun D. Lynn	—	—	—	—
Stephen M. Merkel	—	—	3,268	9,608
Robert K. West	—	—	3,795	12,448
Frank V. Saracino	—	—	—	—

Employment Arrangements

In 2008, in connection with the merger, we agreed that each of Howard W. Lutnick, Lee M. Amaitis, Shaun D. Lynn and Stephen M. Merkel would receive an annual base salary of $1,000,000 per year, and Mr. West would receive an annual base salary of $550,000 and annual target cash bonuses of up to the percentages set forth below:

•	400% of annual base salary for Howard W. Lutnick;

•	375% of annual base salary for Lee M. Amaitis;

•	300% of annual base salary for Shaun D. Lynn;

•	100% of annual base salary for Stephen M. Merkel; and

•	100% of annual base salary for Robert K. West.

In addition to the target cash bonuses set forth above, the executive officers are eligible for additional incentive compensation to be paid in the form of equity, partnership units or otherwise. With respect to Mr. Lynn, we have entered into an employment agreement. Mr. Lynn’s employment agreement has a five-year term and provides for a base salary of $1,000,000 per year, subject to annual review and increase by the compensation committee, with a target cash bonus for 2008 of 300% of base salary. The target bonus for Mr. Lynn will be reviewed annually by the compensation committee. Upon death, disability or termination in the absence of a change of control, an executive will be paid only accrued salary to the date of death, disability or termination. We currently expect that Mr. Lutnick will spend approximately 50% of his time each year on BGC Partners matters, that beginning in 2009, Mr. Amaitis, our non-executive Vice Chairman, will spend approximately 25-50% of his time each year on BGC Partners matters and that Mr. Merkel will spend approximately 50% of his time each year on BGC Partners matters, although, these percentages may vary depending on business developments at BGC Partners or Cantor or any of their affiliates. Messrs. Lynn and West, and Mr. Windeatt, who became our Chief Operating Officer on January 1, 2009, are each expected to spend 100% of their time on BGC Partners matters.

Employment Agreements

Prior to the merger, Mr. Lynn and BGC International were parties to an employment agreement, dated August 13, 2004, which we refer to as the “pre-merger employment agreement.” Under the pre-merger employment agreement, Mr. Lynn received an annual base salary of £500,000 per year and was eligible to receive a bonus equal to 15% of the pre-tax profits of the BGC businesses managed by him. The pre-merger employment agreement terminated upon Mr. Lynn entering into the employment agreement with BGC Brokers L.P. described below.

Mr. Lynn entered into an employment agreement with BGC Brokers L.P., which we refer to as “BGC Brokers,” on March 31, 2008, effective upon the closing of the merger, which we refer to as the “Lynn employment agreement.” The Lynn employment agreement has an initial six-year term and will thereafter be extended automatically for successive periods of one year on the same terms and conditions unless either BGC Brokers or Mr. Lynn provides notice of non-renewal. Pursuant to the Lynn employment agreement, Mr. Lynn will receive a base salary of $1,000,000 per year, subject to annual review by BGC Partners’ Compensation Committee, with a target bonus for each year during the term of the agreement of 300% of base salary. To the extent he is eligible to receive a bonus, the first $1,000,000 of such bonus will be paid in cash, with the remainder, if any, to be paid in cash or a contingent non-cash grant, as determined by BGC Partners’ Compensation Committee. The target bonus for Mr. Lynn will be reviewed annually by BGC Partners’ Compensation Committee. In the event of a change of control of BGC Partners (which will occur in the event that BGC Partners is no longer controlled by Cantor or a person or entity controlled by, controlling or under common control with Cantor), the individual or entity which acquires control of BGC Partners will have the option to either extend the term of Mr. Lynn’s employment for a period of three years from the date the change of control took effect (if the remaining term of the Lynn employment agreement at the time of the change of control is less than three years) or to terminate Mr. Lynn’s employment. If the term of Mr. Lynn’s employment is extended, Mr. Lynn will receive an amount equal to his aggregate compensation for the most recent full fiscal year in addition to any other compensation that Mr. Lynn may be entitled to under the Lynn employment agreement. If the continuing company opts to terminate Mr. Lynn’s employment, he will receive two times his aggregate compensation under the Lynn employment agreement for the most recent full fiscal year in full and final settlement of all claims. In each case, he will receive full vesting of all stock options and restricted stock units of BGC Partners (unless otherwise provided in the applicable award agreement) and welfare benefit continuation for two years and a pro rata bonus for the year of termination. In addition, in the event that Mr. Lynn remains employed by BGC Brokers on the second anniversary of the change of control (unless he is not employed on such date solely as a result of dismissal by BGC Brokers under circumstances that constitute a fundamental breach of contract by BGC Brokers), Mr. Lynn will receive an additional payment equal to the payment he received at the time of the change of control.

Mr. Windeatt, our Chief Operating Officer, has a standard employment agreement with us which is currently in effect and pursuant to which he is paid 200,000 GBP per year, or $286,380 (based on a U.S. dollar exchange rate of USD 1.00=GBP 1.43190 in effect on March 1, 2009). In addition to his salary and discretionary bonus payments, we provide to Mr. Windeatt a automotive insurance allowance having a value of approximately $1,217 per year and a premium apartment lease in the amount of approximately $67,536 per year. The premium lease is an agreement between us and his landlord in which we pay the lease amount on behalf of Mr. Windeatt for the period of the lease. In September 2007, Mr. Windeatt received 18,628 RSUs of BGC Partners which vest over two years. In 2008, Mr. Windeatt received 11,800 REUs of BGC Holdings which vest over three years and have a Post Termination amount of $120,355. None of the REUs is currently exchangeable. As a partner of BGC Holdings, Mr. Windeatt’s capital account as has a value of approximately $425,000. He does not have any outstanding loans. In connection with the merger, Mr. Windeatt received 26,052 rights to shares from Cantor and 130,260 founding partner units. On March 31, 2008, Mr. Windeatt repaid his outstanding High Distribution II and High Distribution III Accounts in the total amount of $262,351 together with an outstanding special loss allocation of $4,500 to Cantor by redemption of all of his distribution right shares and 16,473 founding partner units. As of March 1, 2009, Mr. Windeatt held no distribution rights shares and 113,787 founding partner units, of which 9,579 are currently exchangeable into shares of Class A common stock.

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as directors. Under our current policy, we pay to each non-employee director an annual cash retainer of $25,000 and, beginning in 2009, an annual stipend of $5,000 for the chair of our Compensation Committee and $10,000 for the chair of our Audit Committee. We also pay $2,000 for each meeting of our Board and $1,000 for each meeting of a committee of our Board actually attended, whether in person or by telephone. Under our policy, none of our non-employee directors is paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or committees of our Board.

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

We also grant to each non-employee director annually on the date of his or her re-election, in consideration for services provided, at the option of such non-employee director, either (i) restricted stock units equal to the value of shares of our Class A common stock that could be purchased for $35,000 at the closing price of such Class A common stock on the trading date immediately preceding the date of the appointment or initial selection of the non-employee director (rounded down to the next whole share) or (ii) options having an equivalent value, based on a Black-Scholes formula, of shares of our Class A common stock that could be purchased for $35,000 at the closing price of such Class A common stock on the trading date of such meeting (rounded down to the next whole share). These restricted stock units granted on an annual basis vest on the first anniversary of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. These options granted on an annual basis vest on the first anniversary of the grant date, provided that the optionee is still a non-employee director of our Board at the opening of business on such date.

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

The table below summarizes the compensation paid by the company to non-employee directors for the year ended December 31, 2008:

(a) Name(1)	(b) Fees Earned or Paid in Cash ($)(2)	(c) Stock Awards ($)(3)	(d) Option Awards ($)(4)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings	(g) All Other Compensation ($)	(h) Total ($)
Albert M. Weis,	130,000	—	—	—	—	—	130,000
Director

John H. Dalton,	130,000	—	—	—	—	—	130,000
Director

Barry R. Sloane,	130,000	34,997	—	—	—	—	164,997
Director

Catherine P. Koshland,	102,000	34,997	—	—	—	—	136,997
Director

(1)	Howard Lutnick, Chairman of the Board and Chief Executive Officer, and Lee Amaitis, a director and our Co-Chief Executive Officer during a portion of 2008, are not included in this table as they are employees of our Company and thus received no compensation for their services as directors. The compensation received by Messrs. Lutnick and Amaitis as employees of our Company is shown in the Summary Compensation Table.
(2)	Includes the following amounts earned in 2008 by the following directors who served as eSpeed’s special committee in connection with the merger: Albert M. Weis: $14,000; John H. Dalton: $14,000; and Barry Sloane: $14,000.
(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with SFAS 123R, and thus may include amounts from awards granted in and prior to 2008. In 2008, the fair value of the stock awards granted to each director was as follows: Albert M. Weis: $35,003; John H. Dalton: $35,003; Barry R. Sloane: $35,003; and Catherine P. Koshland: $35,003. More information used in the calculation of these amounts is included in the footnotes to BGC Partners’ audited consolidated financial statements included in this 10-K. As of December 31, 2008, each director had the following number of restricted stock units outstanding: Albert M. Weis: 16,452; John H. Dalton: 9,916; Barry R. Sloane: 9,916; and Catherine P. Koshland: 9,916.
(4)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with SFAS 123R, and thus includes amounts from options granted in and prior to 2008. In 2008, the fair value of the awards granted to each director was as follows: Albert M. Weis: none; John H. Dalton: none; Barry R. Sloane: none; and Catherine P. Koshland: none. More information used in the calculation of these amounts is included in the footnotes to BGC Partners’ audited consolidated financial statements included in this 10-K. As of December 31, 2008, each director had the following number of options outstanding: Albert M. Weis: 74,619; John H. Dalton: 84,619; Barry R. Sloane: none; and Catherine P. Koshland: none.

Compensation Committee Interlocks and Insider Participation

During 2008, the Compensation Committee of our Board of Directors consisted of Messrs. Dalton, Sloane and Weis and Dr. Koshland. All of the members who served on our Compensation Committee during 2008 were non-employee directors and were not former officers of our Company. No member of the Compensation Committee had any relationship with the Company during 2008 pursuant to which disclosure would be required under applicable SEC rules pertaining to the disclosure of transactions with related persons. During 2008, none of our executive officers served as a member of the Board of Directors or on the Compensation Committees, or similar body, of a corporation where any of its executive officers served on our Compensation Committee or on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 1, 2009, with respect to the beneficial ownership of our Common Equity by: (i) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of any class of our outstanding capital stock, (ii) each director, (iii) each of the named executive officers and (iv) all executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, directors and named executive officers identified below is located at 499 Park Avenue, New York, NY 10022. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of Class A common stock for purposes of this table.

As described elsewhere in this Annual Report on Form 10-K, Cantor is currently scheduled to distribute on April 1, 2009, an aggregate of 6,430,702 distribution rights shares of Class A common stock to retained and founding partners. As a result, certain of these distribution rights shares are included both in the number of shares beneficially owned directly by Cantor and indirectly by CF Group Management, Inc. (“CFGM”), and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick, Mr. Merkel and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor distributes these 6,430,702 distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor; instead, beneficial ownership of the shares will be reported by CFGM and Mr. Lutnick as a result of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of Cantor, KBCR Management Partners, LLC (“KBCR”) and LFA LLC (“LFA”), and by the other recipients of the distribution rights shares.

Name	Class B Common Stock				Class A Common Stock
	Shares		%		Shares		%
5% Beneficial Owners(1)

Cantor Fitzgerald, L.P.(2)	88,599,362	(3)	99.9	%(4)	97,394,371	(3)(5)	65.6	%(6)
CF Group Management, Inc.	88,648,107	(3)(7)	100.0	%(4)	98,515,327	(3)(8)	66.0	%(6)
PAR Investment Partners, L.P.	—		—		4,794,899	(9)	9.4	%(10)
Downtown Associates, L.L.C.	—		—		4,726,500	(11)	9.2	%(10)
Heartland Advisors, Inc.	—		—		3,415,000	(12)	6.5	%(10)

Directors and Executive Officers(1):
Executive Officers
Howard W. Lutnick	88,648,107	(3)(13)	100.0	%(4)	112,299,556	(3)(14)	69.4	%(15)
Lee M. Amaitis	—		—		2,193,750	(16)	4.1	%(17)
Shaun D. Lynn	—		—		792,188	(18)	1.5	%(19)
Stephen M. Merkel	—		—		637,745	(20)	1.2	%(21)
Robert K. West	—		—		2,239	(22)	*
Sean A. Windeatt	—		—		9,314	(23)	*
Frank V. Saracino	—		—		—		—

Directors
John H. Dalton	—		—		116,335	(24)	*
Albert M. Weis	—		—		196,119	(25)	*
Barry R. Sloane	—		—		—		—
Catherine P. Koshland	—		—		19,423	(26)	*
All directors and executive officers as a group (11 persons)	88,648,107		100.0%		115,966,592		70.8	%(27)

*	Less than 1%.
(1)	Based upon information supplied by directors and executive officers and filings under Sections 13 and 16(a) of the Securities Exchange Act of 1934, as amended, with respect to 5% beneficial owners.
(2)	Cantor has pledged to us, pursuant to a Pledge Agreement, dated as of July 26, 2007, such number of shares of our Class A common stock and our Class B common stock as equals 125% of the principal amount of the loan amount outstanding on any given date, as security for loans we agreed to make to Cantor from time to time. In September 2008, we were authorized to increase the amount available under the secured loan and Pledge Agreement with Cantor from up to $100.0 million to all excess cash other than that amount needed for regulatory purposes, and to also accept, as security, pledges of any securities in addition to pledges of our Class A common stock or Class B common stock provided for under the original secured loan and Pledge Agreement. As of March 1, 2009, there was no loan amount outstanding, and there are no shares of Class A or Class B common stock pledged under the Pledge Agreement.
(3)

Includes 58,500,000 rights to acquire shares of our Class B common stock and/or our Class A common stock pursuant to the exchange of BGC Holdings exchangeable limited partnership interests. Beginning March 31, 2009, the one-year anniversary of the completion of the separation, a total of 67,138,052 BGC Holdings exchangeable limited partnership interests will be exchangeable with us at any time for shares of our Class B common stock (or, at Cantor’s option, or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). As of March 1, 2009, there were 58,500,000 authorized but unissued shares of our Class B common stock. Cantor is able to exercise its exchange rights with respect to up to 20,000,000 of its BGC Holdings exchangeable limited partnership interests for shares of our Class A common stock prior to March 31, 2009 in connection with a registered public offering.

(4)	Percentage based on 88,648,107 shares of our Class B common stock outstanding, which includes 30,148,107 shares of our Class B common stock outstanding and 58,500,000 rights to acquire shares of our Class B common stock and/or our Class A common stock pursuant to the exchange of BGC Holdings exchangeable limited partnership interests. After March 31, 2009, the one year anniversary of the completion of the separation, BGC Holdings exchangeable limited partnership interests will be exchangeable at any time for shares of our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments).
(5)	Consists of (i) 156,957 shares of our Class A common stock and (ii) 97,237,414 shares of our Class B common stock, which includes (a) 30,099,362 shares of our Class A common stock acquirable upon conversion of 30,099,362 shares of our Class B common stock and (b) 67,138,052 shares of our Class A common stock receivable, beginning March 31, 2009, upon exchange of BGC Holdings exchangeable limited partnership interests (or, upon conversion of 58,500,000 shares of our Class B common stock and 8,638,052 shares of our Class A common stock receivable upon exchange of 67,138,052 BGC Holdings exchangeable limited partnership interests).
(6)	Percentage based on (i) 51,221,759 shares of our Class A common stock outstanding, (ii) 30,148,107 shares of our Class A common stock acquirable upon conversion of 30,148,107 shares of our Class B common stock outstanding and (iii) 67,138,052 shares of our Class A common stock receivable, beginning March 31, 2009, upon exchange of 67,138,052 BGC Holdings exchangeable limited partnership interests (or, upon conversion of 58,500,000 shares of our Class B common stock and 8,638,052 shares of our Class A common stock receivable upon exchange of 67,138,052 BGC Holdings exchangeable limited partnership interests).
(7)	Consists of (i) 48,745 shares of our Class B common stock held by CFGM, (ii) 30,099,362 shares of our Class B common stock held by Cantor and (iii) 58,500,000 shares of our Class B common stock receivable, beginning March 31, 2009, upon exchange by Cantor of BGC Holdings exchangeable limited partnership interests. CFGM is the managing general partner of Cantor.
(8)

Consists of (i) 388,812 shares of our Class A common stock held by CFGM, (ii) 48,745 shares of our Class A common stock acquirable upon conversion of 48,745 shares of our Class B common stock held by CFGM, (iii) 156,957 shares of our Class A common stock held by Cantor, (iv) 30,099,362 shares of our

Class A common stock acquirable by Cantor upon conversion of 30,099,362 shares of our Class B common stock held by Cantor, (v) 67,138,052 shares of our Class A common stock receivable, beginning March 31, 2009, upon exchange of 67,138,052 BGC Holdings exchangeable limited partnership interests (or, upon conversion of 58,500,000 shares of our Class B common stock and 8,638,052 shares of our Class A common stock receivable upon exchange of 67,138,052 BGC Holdings exchangeable limited partnership interests) and (vi) 683,399 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights held by CFGM.

(9)	As set forth in a Schedule 13G filed with the SEC on February 17, 2009. According to the Schedule 13G, the shares of our Class A common stock are held by PAR Investment Partners, L.P., PAR Group, L.P., and PAR Capital Management, Inc. The business address of each of these entities is One International Place, Boston, Massachusetts 02110.
(10)	Percentage based on 52,221,759 shares of our Class A common stock outstanding on March 1, 2009.
(11)	As set forth in a Schedule 13G filed with the SEC on February 17, 2009. According to the Schedule 13G, the shares of our Class A common stock are held by Downtown Associates I, L.P., Downtown Associates II, L.P. and Downtown Associates V, L.P. (collectively, the “Downtown Funds”). The general partner of the Downtown Funds is Downtown Associates, L.L.C. (the “Downtown general partner”). Ronald J. Juvonen, as the managing member of the Downtown general partner, has sole power to vote and direct the disposition of all shares of our Class A common stock held by the Downtown Funds. The business address of Mr. Juvonen, the Downtown general partner and the Downtown Funds is c/o Downtown Associates, L.L.C., 674 Unionville Road, Suite 105, Kennett Square, Pennsylvania 19348.
(12)	As set forth in a Schedule 13G filed with the SEC on February 11, 2009. According to the Schedule 13G, the shares of our Class A common stock are beneficially owned by Heartland Advisors, Inc. and William J. Nasgovitz, as the President and principal shareholder of Heartland Advisors. The business address of each of the reporting persons is 789 North Water Street, Milwaukee, Wisconsin 53202.
(13)	Consists of (i) 48,745 shares of our Class B common stock held by CFGM, (ii) 30,099,362 shares of our Class B common stock held by Cantor and (iii) 58,500,000 shares of our Class B common stock receivable, beginning March 31, 2009, upon exchange by Cantor of BGC Holdings exchangeable limited partnership interests. Mr. Lutnick is the President and sole stockholder of CFGM. CFGM is the managing general partner of Cantor.
(14)

Consists of (i) 815,373 shares of our Class A common stock held directly by Mr. Lutnick, (ii) 9,175,000 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2009, (iii) 220,981 shares of our Class A common stock held in Mr. Lutnick’s 401(k) account, (iv) 175,589 shares of our Class A common stock held by a trust for the benefit of descendants of Mr. Lutnick (the “Trust”) of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees, (v) 388,812 shares of our Class A common stock held by CFGM, (vi) 48,745 shares of our Class A common stock acquirable upon conversion of 48,745 shares of our Class B common stock held by CFGM, (vii) 156,957 shares of our Class A common stock held by Cantor, (viii) 30,099,362 shares of our Class A common stock acquirable upon conversion of 30,099,362 shares of our Class B common stock held by Cantor, (ix) 67,138,052 shares of our Class A common stock receivable, beginning March 31, 2009, upon exchange of 67,138,052 BGC Holdings exchangeable limited partnership interests (or, upon conversion of 58,500,000 shares of our Class B common stock and 8,638,052 shares of our Class A common stock receivable upon exchange of 67,138,052 BGC Holdings exchangeable limited partnership interests), (x) 2,125,611 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights held by Mr. Lutnick, (xi) 683,399 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights held by CFGM, (xii) 536,727 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights held by the Trust, (xiii) 682,667 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights held by the KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor, and (xiv) 52,281 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights held by the LFA, by virtue of Mr. Lutnick being the managing member of LFA. This amount excludes (a) 5,616,714 shares receivable pursuant to distribution rights held by Mr. Lutnick, (b) 1,366,798 shares receivable pursuant to distribution rights held by CFGM,

(c) 1,365,333 shares receivable pursuant to distribution rights held by KBCR, (d) 113,792 shares receivable pursuant to distribution rights held by LFA, (e) 1,073,455 shares receivable pursuant to distribution rights held by the Trust, and (f) 7,025 shares receivable pursuant to distribution rights held by KLK Trust, a trust for the benefit of Kent Karosen, of which Mr. Lutnick serves as trustee. Mr. Lutnick is the President and sole stockholder of CFGM and CFGM is the managing general partner of Cantor. In addition, Mr. Lutnick is the managing member of each of KBCR and LFA and has limited powers to remove and replace the trustees of the Trust.

(15)	Percentage based on (i) 51,221,759 shares of our Class A common stock outstanding, (ii) 30,148,107 shares of our Class A common stock acquirable upon conversion of 30,148,107 shares of our Class B common stock outstanding and (iii) 67,138,052 shares of our Class A common stock receivable, beginning March 31, 2009, upon exchange of 67,138,052 BGC Holdings exchangeable limited partnership interests (or, upon conversion of 58,500,000 shares of our Class B common stock and 8,638,052 shares of our Class A common stock receivable upon exchange of 67,138,052 BGC Holdings exchangeable limited partnership interests), (iv) 9,175,000 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2009, (v) 2,125,611 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights held by Mr. Lutnick, (vi) 683,399 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights held by CFGM, (vii) 536,727 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights held by the Trust, (viii) 682,667 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights held by the KBCR, and (ix) 52,281 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights held by the LFA.
(16)	Consists of (i) 1,093,750 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2009, (ii) 1,100,000 of BGC Holdings founding partner interests immediately exchangeable into our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments). This amount excludes 1,575,765 of BGC Holdings founding partner interests held by Mr. Amaitis, which are exchangeable into shares of Class A common stock, over a period of time, subject to certain conditions.
(17)	Percentage based on (i) 51,221,759 shares of our Class A common stock outstanding, (ii) 1,093,750 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2009 and (iii) 1,100,000 of BGC Holdings founding partner interests exchangeable into our Class A common stock on a one-for-one basis. Excludes 1,575,765 of BGC Holdings founding partner interests which are exchangeable into shares of Class A common stock, over a period of time, subject to certain conditions.
(18)	Consists of (i) 192,188 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2009 and (ii) 600,000 of BGC Holdings founding partner interests immediately exchangeable into our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments). Excludes 1,915,898 of BGC Holdings founding partner interests held by Mr. Lynn, which are exchangeable into shares of Class A common stock, over a period of time, subject to certain conditions.
(19)	Percentage based on (i) 51,221,759 shares of our Class A common stock outstanding, (ii) 192,188 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2009 and (iii) 600,000 BGC Holdings founding partner interests exchangeable into our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments). Excludes 1,915,898 of BGC Holdings founding partner interests which are exchangeable into shares of Class A common stock, over a period of time, subject to certain conditions.
(20)	Consists of (i) 610,000 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2009, (ii) 17,669 shares of our Class A common stock held directly by Mr. Merkel, (iii) 5,293 shares of our Class A common stock held in Mr. Merkel’s 401(k) account, (iv) 2,250 shares of our Class A common stock beneficially owned by Mr. Merkel’s spouse and (v) 3,368 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights held by Mr. Merkel. Excludes 57,315 shares receivable pursuant to additional distribution rights held by Mr. Merkel.

(21)	Percentage based on (i) 51,221,759 shares of our Class A common stock outstanding, (ii) 610,000 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2009 and (iii) 3,368 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights held by Mr. Merkel.
(22)	Consists of 2,239 shares of our Class A common stock held directly by Mr. West.
(23)	Consists of 9,314 shares of our Class A common stock held directly by Mr. Windeatt and 22,757 BGC Holdings founding partner interest immediately exchangeable into our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments).
(24)	Consists of (i) 31,716 shares of our Class A common stock held directly by Mr. Dalton and (ii) 84,619 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2009.
(25)	Consists of (i) 114,500 shares of our Class A common stock held directly by Mr. Weis, (ii) 74,619 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2009 and (iii) 7,000 shares of our Class A common stock, of which 1,000 shares are beneficially owned by Mr. Weis’ spouse, 3,000 shares are held in trust for Mr. Weis’ children and 3,000 shares are beneficially owned by Mr. Weis’ children.
(26)	Consists of 19,423 shares of our Class A common stock held directly by Dr. Koshland.
(27)	Percentage based on (i) 51,221,759 shares of our Class A common stock outstanding, (ii) 30,148,107 shares of our Class A common stock acquirable upon conversion of 30,148,107 shares of our Class B common stock outstanding, (iii) 67,138,052 shares of our Class A common stock receivable, beginning March 31, 2009, upon exchange of 67,138,052 BGC Holdings exchangeable limited partnership interests (or, upon conversion of 58,500,000 shares of our Class B common stock and 8,638,052 shares of our Class A common stock receivable upon exchange of 67,138,052 BGC Holdings exchangeable limited partnership interests), (iv) 11,230,176 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2009, (v) 1,700,000 BGC Holdings founding partner interests immediately exchangeable into shares of our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), and (vi) 4,084,053 shares of our Class A common stock receivable on April 1, 2009 pursuant to distribution rights.

Equity Compensation Plan Information as of December 31, 2008

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Plan (approved by security holders)	17,158,333	14.00	22,841,667
Equity compensation plans not approved by security holders	—	—	—

Total	17,158,333	14.00	22,841,667

PERFORMANCE GRAPH

The performance graph below shows a comparison of the cumulative total stockholder return, on a dividend reinvestment basis, of $100 invested on December 31, 2003 measured on December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007 and December 31, 2008. Our old peer group consisted of CME Group Inc., Compagnie Financière Tradition, GFI Group Inc., ICAP PLC, MarketAxess Holdings Inc., and Nasdaq OMX Group Inc. It once also included International Securities Exchange Inc. and CBOT Holdings, Inc., but they were removed from the old peer group because they were acquired in 2007. Our new peer group consists of Tullett Prebon PLC, GFI Group Inc., Financière Tradition, ICAP PLC and MarketAxess Holdings Inc. The returns of the peer group companies have been weighted according to their stock market capitalization for purposes of arriving at a peer group average.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

Review, Approval and Ratification of Transactions with Related Persons

The general policy of the Company and its Audit Committee is that all material transactions with a related party, including transactions with Cantor, the relationship between us and Cantor and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers (see “—Repurchases and Purchases”) are subject to prior review and approval by our audit committee, which will determine whether such transactions or proposals are fair and reasonable to our stockholders. In general, potential related-party transactions are identified by our management and discussed with the Audit Committee at Audit Committee meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, are provided to the Audit Committee with respect to each issue under consideration and decisions are made by the Audit Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Audit Committee requests further information and, from time to time, requests guidance or confirmation from internal or external counsel or auditors. The Company’s policies and procedures regarding related party transactions are set forth in the Audit Committee Charter and the Company’s Code of Business Conduct and Ethics, both of which are publicly available on our website at www.bgcpartners.com/legal/disclaimers/ under the heading “Investor Info.”

Until six months after Cantor ceases to hold 5% of our voting power, transactions or arrangements between us and Cantor will be subject to prior approval by a majority of our board of directors that we have found to qualify as “independent” in accordance with the published listing requirements of NASDAQ. See “—Potential Conflicts of Interest and Competition with Cantor.”

Independence of Directors

Our board of directors has determined that each of Messrs. Dalton, Sloane, and Weis and Dr. Koshland qualifies as an “independent director” in accordance with the published listing requirements of NASDAQ. The NASDAQ independence definition consists of a series of objective tests, one of which is that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by NASDAQ rules, our board of directors has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our board reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board of Directors were members.

The Merger and the Merger Agreement

The Merger

We completed the merger of BGC Partners OldCo with and into us, pursuant to which we were renamed “BGC Partners, Inc.” on April 1, 2008. In the merger, BGC Partners units were converted into Combined Company common stock and eSpeed common stock remained outstanding as Combined Company common stock. In addition, the BGC Holdings exchangeable limited partnership interests became exchangeable with the Combined Company for Combined Company Class B common stock or Combined Company Class A common stock in accordance with the terms of the BGC Holdings limited partnership agreement and BGC Holdings founding partner interests became exchangeable with the Combined Company as described in “—Amended and Restated BGC Holdings Limited Partnership Agreement—Exchanges,” and as otherwise determined by Cantor in accordance with the terms of the BGC Holdings limited partnership agreement.

The dollar value of the merger was $1,231,512,000 as of May 29, 2007 (the date of execution of the merger agreement) and $1,548,090,900 as of April 1, 2008 (the closing date of the transaction), respectively, based on the number of shares and rights to acquire shares of Combined Company common stock issued in the transaction multiplied by the average price of eSpeed common stock on such dates.

In connection with the merger, we contributed our assets and liabilities to BGC U.S. and BGC Global in exchange for limited partnership interests in these entities. As a result of this contribution, we received limited partnership interests in each of these entities.

Concurrently with the merger, we also entered into the related agreements and assumed all of the rights and obligations of BGC Partners OldCo under such related agreements. In addition, the following agreements automatically terminated:

•	the JSA, under which revenue for certain services was shared;

•

the administrative services agreement, dated as of December 15, 1999, by and among Cantor, Cantor Fitzgerald International, eSpeed, eSpeed Securities, Inc., eSpeed Markets, Inc. and eSpeed Securities International Limited; and

•	the CO2e.com/eSpeed Services Agreement, dated as of October 1, 2002, by and between eSpeed and CO2e.

License

We granted Cantor a non-exclusive, perpetual, irrevocable, worldwide, non-transferable and royalty-free license to all software, technology and intellectual property in connection with the operation of Cantor’s business on and after the closing date of the merger. We entered into a license agreement with Cantor on April 1, 2008 with respect to such license. The license does not constitute an assignment or transfer of any software, technology or intellectual property owned by a third party if both (a) such assignment or transfer would be ineffective or would constitute a default under, or other contravention of, the provisions of a contract without the approval or consent of a third party and (b) such approval or consent is not obtained, provided, however, that the Combined Company agrees to use its commercially reasonable efforts to obtain any such approval or consent.

Any enhancements and upgrades of the software, technology and intellectual property provided under the license will be provided free of charge to any licensee under the license until April 1, 2009, one year after the closing date of the merger. The license will not be transferable except to any purchaser of all or substantially all of the business or assets of Cantor or its subsidiaries or to any purchaser of a business, division or subsidiary of Cantor or its subsidiaries pursuant to a bona fide acquisition of a line of business of Cantor or its subsidiaries (provided that (a) such purchaser agrees not to use the software, technology and intellectual property provided under the license to create a fully electronic brokerage system that competes with eSpeed’s fully electronic systems for U.S. Treasuries and foreign exchange, (b) we are a third-party beneficiary of the transferee’s agreement in clause (a) above and (c) Cantor enforces its rights against the purchaser to the extent that it breaches its obligations under clause (a) above).

Cantor also agreed that it will not use or grant any aspect of the license to create a fully electronic brokerage system that competes with our fully electronic systems for U.S. Treasuries and foreign exchange.

Corporate Governance Matters

Until six months after Cantor ceases to hold 5% of BGC Partners’ voting power, transactions or arrangements between us and Cantor will be subject to prior approval by a majority of the members of our board of directors who have been found to qualify as “independent” in accordance with the published listing requirements of NASDAQ.

During the same timeframe, we and Cantor also agreed not to employ or engage any officer or employee of the other party without the other party’s written consent. However, either party may employ or engage any person who responds to a general solicitation for employment. Cantor may also hire any of our employees who are not brokers and who devote a substantial portion of their time to Cantor or Cantor-related matters or who manage or supervise any such employee, unless such hiring precludes us from maintaining and developing our intellectual property in a manner consistent with past practice. Cantor will provide a list of such persons to us promptly following the closing date of the merger.

Prior to the contribution of the BGC business in the separation, one or more members of the BGC Partners group could borrow an amount of cash up to the aggregate amount of cash held in the BGC Partners group prior to the contribution of the BGC business in the separation. We refer to this loan as the “pre-contribution loan.” At the request of Cantor, eSpeed funded the pre-contribution loan on or prior to the closing date of the separation. An aggregate of $115 million was borrowed, all of which was repaid in full on April 4, 2008. See “—Separation Agreement—Other Actions in Connection with the Separation—Pre-Contribution Loan.”

Fees and Expenses

Each party bore its own costs and expenses, including attorneys’ and other advisors’ fees, incurred in connection with the merger (it being understood that the costs and expenses of BGC Partners or Cantor incurred before the merger were, as applicable, reflected in the calculation of the closing cash and closing net equity).

Indemnification and Allocation of Losses

All representations and warranties made by BGC Partners OldCo, Cantor, BGC Partners, L.P (“BGC U.S.”), BGC Global Holdings, L.P. (“BGC Global” and, together with BGC U.S., the “Opcos”) and BGC Holdings contained in the merger agreement, its schedules or in any certificate, document or other instrument delivered in connection with the merger agreement survive the closing of the merger until April 1, 2009, the first anniversary of the closing date of the merger. The representations and warranties by BGC Partners relating to capitalization survive the closing of the merger and continue to be in full force and effect indefinitely. None of the representations and warranties made by eSpeed in the merger agreement, its schedules or in any certificate, document or other instrument delivered in connection with the merger agreement survived the effective time of the merger. Covenants that contemplate or may involve actions to be taken or obligations in effect after the closing of the merger survive in accordance with their terms.

Cantor agreed to indemnify the Opcos, their heirs, executors, successors and assigns from losses to the extent resulting from or arising out of:

•

the breach of any representation or warranty of BGC Partners OldCo, Cantor, the Opcos or BGC Holdings, but only if a claim is presented before the applicable indemnity period terminates (it being understood that for purposes of determining the amount of such loss from a breach or inaccuracy of any representation or warranty, but not, for the avoidance of doubt, for purposes of determining whether there has been a breach or inaccuracy, all references to material and material adverse effect or similar qualifications as to materiality will be deleted therefrom, and certain specified actions will not be taken into account); or

•

the breach of any covenant or agreement in the merger agreement to be performed by BGC Partners OldCo, Cantor, the Opcos or BGC Holdings (except that Cantor is not obligated to indemnify for any losses from or arising out of certain litigation matters, and Cantor’s indemnification obligations with respect to other specified matters are limited to losses resulting from the imposition of any fine or other monetary penalty, for the payment of any amount in settlement, resulting from such actions).

From and after the closing of the merger, any losses of the Opcos arising from certain litigation matters are allocated to BGC Holdings pursuant to the BGC U.S. limited partnership agreement and BGC Global limited partnership agreement which in turn will be allocated to the capital accounts of the limited partnership interests held by Cantor, the founding/working partners and the REU partners (and not BGC Partners), pursuant to the terms of the BGC Holdings limited partnership agreement (see “—Amended and Restated Limited Partnership Agreements of BGC U.S. and BGC Global”).

Cantor’s indemnification obligations are subject to the following limitations:

•

Cantor is not required to indemnify a party with respect to any claim arising out of its indemnification obligations related to the breach of any representation or warranty unless the aggregate of all indemnifiable losses exceeds $20 million, in which case Cantor is responsible only for losses in excess of such amount (provided that Cantor is not required to indemnify a party with respect to any claim arising out of its indemnification obligations related to the breach of any representation or warranty to the extent the aggregate amount of indemnifiable losses (taking into account for these purposes any losses excluded as a result of the $20 million deductible amount or the de minimis amount described in the bullet below) are in excess of an amount equal to $170 million (it being agreed that the indemnified parties bear the first $20 million of such losses) minus the amount of indemnification payments made pursuant to Cantor’s indemnification obligations prior to such claim minus the lesser of (1) $85 million and (2) the amount of losses allocated to BGC Holdings through the allocation mechanism described above prior to the time of the final resolution of such claim); and

•

Cantor is not required to indemnify a party for losses arising out of its indemnification obligations if such losses are less than $50,000 or are included as a liability in the final closing balance sheet.

The merger agreement specifies procedures with respect to claims subject to indemnification and related matters.

Amendment and Waiver

The merger agreement may not be modified or amended, and no waiver, consent or approval may occur by or on behalf of BGC Partners, except if in writing signed by each party to the merger agreement and by the Audit Committee of BGC Partners.

Separation Agreement

Separation and Contribution

At the closing of the separation, on March 31, 2008, Cantor, in a manner that is expected to be tax-free, contributed, conveyed, transferred, assigned and delivered to BGC Partners OldCo and its subsidiaries (including the Opcos), and BGC Partners OldCo and its subsidiaries (including the Opcos) acquired and accepted from Cantor, all of the right, title and interest of Cantor to the transferred assets:

•	specified equity interests related to the BGC businesses;

•	specified contracts related to the BGC businesses, including employment agreements with transferred employees;

•	certain rights under the JSA, including rights and obligations in respect of clearance, settlement and fulfillment services, to the extent related to the inter-dealer brokerage business;

•	all intellectual property primarily related to the BGC businesses being transferred;

•

all books and records (other than tax returns), files, papers, tapes, disks, manuals, keys, reports, plans, catalogs, sales and promotional materials and all other printed and written materials, to the extent available and primarily related to the BGC businesses; and

•	all permits or licenses issued by any governmental authority to the extent primarily related to the BGC businesses and permitted by applicable law to be transferred.

Cantor retained ownership to certain excluded assets, which included the following, which we refer to as the “excluded assets”:

•

all cash, cash equivalents and marketable securities (including any cash, cash equivalents and marketable securities held by any of the transferred entities), except for cash borrowed pursuant to the pre-contribution loan (as described under “—Other Actions in Connection with the Separation—Pre-Contribution Loan”);

•	any litigation claim or insurance recovery relating to specified matters, and any insurance policy and proceeds covering any excluded asset or any excluded liability (as defined below);

•	certain specified equity interests;

•

all intellectual property or hardware of Cantor not primarily used in the BGC businesses, including any rights (ownership, licensed or otherwise) to use the mark “Cantor” or “Cantor Fitzgerald” and any other trademarks, service marks, brand names, Internet domain names, logos, trade dress, trade names, corporate names and other indicia of origin, any derivatives of the foregoing, all registrations and applications for registration of any of the foregoing, in each case, not primarily related to the BGC businesses and all goodwill associated with and symbolized by the foregoing;

•

all books, records and other data that cannot, without unreasonable efforts or expense, be separated from the books and records maintained by Cantor in connection with businesses other than the BGC businesses or to the extent that such books, records and other data related to excluded assets, excluded liabilities or business employees who do not become transferred business employees and all personnel files and records; and

•	any asset relating to the other businesses of Cantor (other than any of the transferred assets described in the bullets above).

BGC Partners OldCo, BGC U.S. and/or BGC Global assumed and became liable for and will pay, perform and discharge as they become due, the transferred liabilities:

•

all liabilities primarily relating to, arising from or in connection with any transferred business or any transferred asset, regardless of when or where such liability arose and regardless of where or against whom such liability is asserted or determined;

•

certain liabilities under the JSA to the extent related to the inter-dealer brokerage business, including liabilities related to rights and obligations in respect of clearance, settlement and fulfillment services primarily related to the inter-dealer brokerage business;

•

all liabilities primarily relating to, arising from or in connection with the transferred businesses’ employees and their employment, including all compensation, benefits, severance, workers’ compensation and welfare benefit claims and other employment-related liabilities primarily arising from or relating to the conduct of any transferred business; and

•

certain indebtedness, the total amount of which was $150 million. The indebtedness consisted of BGC U.S. assuming the liabilities of Cantor pursuant to the note purchase agreement in respect of $150 million of Cantor’s senior notes.

Cantor retained and became liable for, and will pay, perform and discharge as they become due, the certain excluded liabilities, which include the following, which we refer to as the “excluded liabilities”:

•	any liability of Cantor relating to excluded assets or any retained businesses, except the liabilities assumed by BGC Partners OldCo;

•	any guarantee by Cantor to a third-party in respect of certain indebtedness specified in the separation agreement; and

•	other specified excluded liabilities.

The parties to the separation agreement agreed to execute and deliver one or more agreements of assignment and assumption and/or bills of sale or such other instruments of transfer as Cantor may request for the purpose of effecting the separation.

Other Actions in Connection with the Separation

Transfer of Assets to Tower Bridge

Prior to the separation, BGC Partners OldCo contributed certain assets to Tower Bridge. Tower Bridge provides certain services to Cantor pursuant to the Tower Bridge administrative services agreement. Tower Bridge is a consolidated subsidiary of BGC Partners.

Redemption of Cantor Partners

In connection with the separation, Cantor redeemed certain limited partnership interests in Cantor held by certain of its limited partners for (a) new limited partnership interests in Cantor and rights to receive, following the merger, distributions of our common stock held by Cantor or (b) limited partnership interests in BGC Holdings and rights to receive, following the merger, distributions of our common stock held by Cantor, in each case subject to Cantor’s terms and conditions.

Conversion

In connection with the separation and the merger, BGC Partners OldCo was converted from a corporation to a limited liability company for tax purposes prior to the merger. In the conversion of BGC Partners OldCo from a corporation to a limited liability company, each share of BGC Partners OldCo common stock was converted into a BGC Partners unit.

Repurchase of Certain Cantor Limited Partnership Interests or BGC Partners OldCo Units and Distribution Rights and Repayment of Certain Obligations

Following the separation, but prior to the merger, certain limited partners of Cantor and certain founding partners sold to Cantor for cash all or a portion of the distribution rights and/or BGC Holdings founding partner interests held by such persons, or, in the case of Mr. Lee Amaitis, his limited partnership interests in Cantor were redeemed by Cantor for cash and used some of the proceeds that they received in respect of the purchases of distribution rights and/or BGC Holdings founding partner interests and/or redemption of their Cantor limited partnership interests to repay certain loans made or guaranteed by Cantor for repayment of borrowings to their applicable lenders or for payment of required capital contributions, for the substantial majority of which Cantor was the lender, or in the case of capital contributions, the recipient, and the remainder of which were guaranteed by Cantor, all as described below under “—Repayment of Existing Loans and Required Capital Contributions” and contemplated by the separation agreement.

Pre-Contribution Loan

Prior to Cantor’s contribution of the transferred assets, one or more members of the BGC Partners group borrowed cash up to the aggregate amount of cash in the BGC Partners group prior to the contribution for regulatory and other business reasons, in order to establish the post-merger capital structure desired by the parties in a manner that permits certain regulated subsidiaries of BGC Partners OldCo to maintain required regulatory capital. Under the merger agreement, at Cantor’s request, eSpeed funded the pre-contribution loan on or prior to the closing date of the separation. An aggregate of $115 million was borrowed, all of which was repaid on April 4, 2008.

No Representations and Warranties

No party made any representations or warranties of any kind concerning the transactions contemplated by the separation agreement, transferred assets, transferred liabilities or transferred business or any consents or approvals required in such connection. The parties agreed that BGC Partners OldCo will bear the economic and legal risk that the conveyance of the transferred assets is insufficient or that the title to those assets is not good, marketable and free from encumbrances.

Commissions; Market Data; Clearing

Cantor has the right to be a customer of ours and to pay the lowest commission paid by any other of our customers or our affiliates, whether by volume, dollar or other applicable measurement. However, this right will terminate upon the earlier of a change of control of Cantor and the last day of the calendar quarter during which Cantor represents one of our 15 largest customers in terms of transaction volume. Cantor also has an unlimited right to internally use market data from BGCantor Market Data without cost, but Cantor does not have the right to furnish such data to any third party.

Until March 31, 2011, three years from the closing of the separation, Cantor will provide us with services that we reasonably determine are reasonably necessary in connection with the clearance, settlement and fulfillment of futures transactions by us. We are entitled to receive from Cantor all of the economic benefits and burdens associated with Cantor’s performance of such services. We will use our commercially reasonable efforts to reduce and eliminate our need for such services from Cantor.

Reinvestments in the Opcos; Co-Investment Rights; Distributions to Holders of Our Common Stock

In order to maintain our economic interest in the Opcos, any net proceeds received by us from any subsequent issuances of our common stock other than upon exchange of BGC Holdings exchangeable limited partnership interests will be indirectly contributed to BGC U.S. and BGC Global in exchange for BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of a number of BGC U.S. units and BGC Global units that will equal the number of shares of our common stock issued.

In addition, we may elect to purchase from the Opcos an equal number of BGC U.S. units and BGC Global units through cash or non-cash consideration. In the future, from time to time, we also may use cash on hand and funds received from distributions from BGC U.S. and BGC Global to purchase shares of common stock or BGC Holdings exchangeable limited partnership interests.

In the event that we acquire any additional BGC U.S. limited partnership interests and BGC Global limited partnership interests from BGC U.S. or BGC Global, Cantor would have the right to cause BGC Holdings to acquire additional BGC U.S. limited partnership interests and BGC Global limited partnership interests from BGC U.S. and BGC Global, respectively, up to the number of BGC U.S. units and BGC Global units that would preserve Cantor’s relative indirect economic percentage interest in BGC U.S. and BGC Global compared to our interests immediately prior to the acquisition of such additional partnership units by us, and Cantor would acquire an equivalent number of additional BGC Holdings limited partnership interests to reflect such relative indirect interest. The purchase price per BGC U.S. unit and BGC Global unit for any such BGC U.S. limited partnership interests and BGC Global limited partnership interests issued indirectly to Cantor pursuant to its co-investment rights will be equal to the price paid by us per BGC U.S. unit and BGC Global unit. Any such BGC Holdings limited partnership interests issued to Cantor will be designated as exchangeable limited partnership interests.

Cantor will have 10 days after the related issuance of BGC U.S. limited partnership interests and BGC Global limited partnership interests to elect such reinvestment and will have to close such election no later than 120 days following such election.

In addition, the Participation Plan provides for issuances, in the discretion of our Compensation Committee or its designee, of BGC Holdings limited partnership interests to current or prospective working partners and executive officers of BGC Partners. Any net proceeds received by BGC Holdings for such issuances generally will be contributed to BGC U.S. and BGC Global in exchange for BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of a number of BGC U.S. units and BGC Global units equal to the number of BGC Holdings limited partnership interests being issued so that the cost of such compensation award, if any, is borne pro rata by all holders of the BGC U.S. units and BGC Global units, including by us. Any BGC Holdings limited partnership interests acquired by the working partners, including any such interests acquired at preferential or historical prices that are less than the prevailing fair market value of our Class A common stock, will be designated as BGC Holdings working partner interests and will generally receive distributions from BGC U.S. and BGC Global on an equal basis with all other limited partnership interests.

To the extent that any BGC U.S. units and BGC Global units are issued pursuant to the reinvestment and co-investment rights described above, an equal number of BGC U.S. units and BGC Global units will be issued. It is the non-binding intention of us, BGC U.S., BGC Global and BGC Holdings that the aggregate number of BGC U.S. units held by the BGC Holdings group at a given time divided by the aggregate number of BGC Holdings units issued and outstanding at such time is at all times equal to one, which ratio is referred to in this proxy statement as the “BGC Holdings ratio,” and that the aggregate number of BGC U.S. units held by the BGC Partners group at a given time divided by the aggregate number of shares of our common stock issued and outstanding as of such time is at all times equal to one, which ratio is referred to in this proxy statement as the “BGC Partners ratio.” In furtherance of such non-binding intention, in the event of any issuance of BGC U.S. limited partnership interests and BGC Global limited partnership interests to us pursuant to voluntary reinvestment, immediately following such an issuance, we will generally declare a pro rata stock dividend to our stockholders, and in the event of any issuance of BGC U.S. limited partnership interests and BGC Global limited partnership interests to BGC Holdings pursuant to its co-investment rights, BGC Holdings will generally issue a pro rata unit distribution to its partners.

License

Cantor granted to us a non-exclusive, perpetual, irrevocable, worldwide, non-transferable and royalty-free license to all intellectual property used in connection with our business operations. The license does not constitute an assignment or transfer of any intellectual property owned by a third party if both (a) such assignment or transfer would be ineffective or would constitute a default under, or other contravention of, contract provisions without the approval or consent of a third party and (b) such approval or consent is not obtained, provided that Cantor will use its commercially reasonable best efforts to obtain any such approval or consent. The license is not transferable except to a purchaser of all or substantially all of our business or assets or our business, division or subsidiaries pursuant to a bona fide acquisition of our line of business.

Intercompany Agreements; Guarantee Obligations

Certain contracts, licenses, commitments or other arrangements between Cantor and any entity transferred to BGC Partners OldCo in the separation will be terminated. The parties will terminate or cause us to be substituted in all respects for Cantor in respect of all obligations of Cantor under any transferred liabilities for which Cantor may be liable, as guarantor, original tenant, primary obligor or otherwise, except, in each case, for the indebtedness guarantees and any excluded liability. We (a) will indemnify and hold harmless Cantor for any resulting identifiable losses and (b) will not renew, extend the term of, increase its obligations under, or transfer to a third party, without Cantor’s prior written consent, any loan, lease, contract or other obligation for which Cantor may be liable.

New BGC Partners

In order to facilitate the tax-free exchanges of the BGC Holdings exchangeable limited partnership interests, Cantor has a one-time right at BGC Holdings’ expense to (a) incorporate, or cause the incorporation of, a newly-

formed wholly-owned subsidiary of ours, which we refer to as “New BGC Partners,” (b) incorporate, or cause the incorporation of, a newly-formed wholly-owned subsidiary of New BGC Partners, which we refer to as “New BGC Partners Sub” and (c) cause the merger of New BGC Partners Sub with us, with the surviving corporation being a wholly-owned subsidiary of New BGC Partners. In connection with such a merger, our Class A common stock and Class B common stock will each hold equivalent common stock in New BGC Partners, with identical rights to the applicable class of shares held prior to such merger. As a condition to such merger, we will have received an opinion of counsel, reasonably satisfactory to its audit committee, to the effect that such merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. Cantor will indemnify us to the extent that we incur any material income taxes as a result of the transactions related to such merger.

Indemnification

In the separation agreement, Cantor agreed to indemnify BGC Partners OldCo and its affiliates and representatives, as well as the Opcos and BGC Holdings and each of their affiliates and representatives, from any breach of any covenant or agreement of Cantor contained in the separation agreement and any excluded asset or excluded liability.

In the separation agreement, BGC Partners OldCo agreed to indemnify Cantor, the Opcos and BGC Holdings and each of their affiliates and representatives from any breach of any covenant or agreement of BGC Partners OldCo contained in the separation agreement.

In the separation agreement, the Opcos agreed to indemnify Cantor, BGC Partners and BGC Holdings and their affiliates and representatives from any breach of any covenant or agreement of the Opcos made in the separation agreement and any transferred asset, transferred liability or any BGC business, and BGC Holdings agreed to indemnify Cantor and the Opcos and their affiliates and representatives from any breach of any covenant or agreement of BGC Holdings made in the separation agreement.

Any out-of-pocket actual liabilities suffered or incurred by a party related to certain litigation matters, including reasonable fees, costs or expenses of enforcing any indemnity, will be allocated to BGC Holdings (and allocated to the capital accounts of the limited partnership interests of BGC Holdings held by Cantor, the founding/working partners and the REU partners (and not us) pursuant to the terms of the BGC Holdings limited partnership agreement) (see “—Amended and Restated BGC Holdings Limited Partnership Agreement—Distributions”).

The separation agreement specifies procedures with respect to claims subject to indemnification and related matters.

Employee Matters

In general, any employee engaged in the conduct of the BGC businesses immediately prior to the closing of the separation, except those employees employed by Cantor primarily in corporate or executive level functions, was transferred to BGC Partners OldCo. As promptly as practicable following each fiscal quarter, our management will provide a report to our Audit Committee specifying all of the founding partners who have been terminated by us. Our management will also give our Audit Committee notice prior to such termination if the capital account underlying the BGC Holdings founding partner interests held by a founding partner or, in the case of a series of related terminations, by a group of founding partners, exceeds $2.0 million on the date of termination.

Amendment

The separation agreement may be amended and modified only by a written agreement, signed by all parties to the separation agreement, provided that any amendment or modification will require prior written approval of the Audit Committee of BGC Partners.

Amended and Restated BGC Holdings Limited Partnership Agreement

On March 31, 2008, the limited partnership agreement of BGC Holdings was amended and restated and was further amended on February 25, 2009.

Management

BGC Holdings is managed by its general partner. We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitles us to control BGC Holdings and to remove and appoint the general partner of BGC Holdings.

Under the BGC Holdings limited partnership agreement, we, as the BGC Holdings general partner, manage the business and affairs of BGC Holdings. However, Cantor’s consent is required for amendments to the BGC Holdings limited partnership agreement, to decrease distributions to BGC Holdings limited partners to less than 100% of net income received by BGC Holdings (other than with respect to selected extraordinary items as described above), to transfer any BGC U.S. or BGC Global partnership interests beneficially owned by BGC Holdings and to take any other actions that may adversely affect Cantor’s exercise of its co-investment rights to acquire BGC Holdings limited partnership interests, its right to purchase BGC Holdings founding partner interests and its right to exchange the BGC Holdings exchangeable limited partnership interests. Cantor’s consent is also required in connection with transfers of BGC Holdings limited partnership interests by other limited partners and the issuance of additional BGC Holdings limited partnership interests outside of the Participation Plan. As described below under “—Exchanges,” BGC Holdings founding partner interests are only exchangeable if Cantor so determines.

No working partner interests were issued at the time of the separation and merger and as of the date of this report, working partner interests have been issued to only one individual. Any working partner interests that are issued will not be exchangeable with us unless otherwise determined by us with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.

As described below under “—Exchanges,” the REU interests will only be exchangeable for our Class A common stock in accordance with the terms and conditions of the grant of such REU interests, which terms and conditions will be determined by the BGC Holdings general partner with the written consent of the BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.

The BGC Holdings limited partnership agreement also provides that BGC Holdings, in its capacity as the general partner of each of BGC U.S. and BGC Global, requires Cantor’s consent to amend the terms of the BGC U.S. or BGC Global limited partnership agreements or take any other action that may interfere with Cantor’s exercise of its co-investment rights to acquire BGC Holdings limited partnership interests (and the corresponding investment in BGC U.S. and BGC Global by BGC Holdings) or its rights to exchange the BGC Holdings exchangeable limited partnership interests. Founding/working partners and REU partners do not have any voting rights with respect to their ownership of BGC Holdings limited partnership interests, other than limited consent rights concerning amendments to the terms of the BGC Holdings limited partnership agreement.

Classes of Interests in BGC Holdings

As of December 31, 2008, BGC Holdings had the following outstanding interests:

•	a general partnership interest, which is held indirectly by us;

•	BGC Holdings exchangeable limited partnership interests, which are held by Cantor;

•	BGC Holdings founding partner interests, which are limited partnership interests held by founding partners;

•	BGC Holdings REU interests, which are limited partnership interests held by REU partners;

•	a special voting limited partnership interest, which is held by us and which entitles us to remove and appoint the general partner of BGC Holdings; and

•	BGC Holdings working partner interests held by one Working Partner.

In February 2009, BGC Holdings authorized the creation of a separate class of working partner units called Restricted Partnership Units (“RPUs”) in an amendment to the limited partnership agreement. The RPU interests have similar features to existing REU interests except that (i) the maximum amount of income to be allocated to each RPU interest within each 12 month period shall be limited to 15% of the Post-Termination Payment of such unit and (ii) RPUs shall not be entitled to distributions in the event of dissolution of BGC Holdings. For purposes of the summary of terms of the RPUs, except for the two factors mentioned above, please refer to the general summary of working partner units.

For a description of the exchange rights and obligations, see “—Exchanges.” No BGC Holdings founding partner interests will be issued after the merger. The BGC Holdings founding/working partner interests held by founding/working partners are designated in various classes, reflecting in general the terms of classes of units that the founding partners previously held in Cantor. See “—Distributions—Classes of Founding/Working Partner Interests.”

The aggregate number of authorized BGC Holdings units is 600 million, and in the event that the total number of authorized BGC U.S. units under the BGC U.S. limited partnership agreement is increased or decreased after March 31, 2008, the total number of authorized BGC Holdings units will be correspondingly increased or decreased by the same number by the general partner so that the number of authorized BGC Holdings units equals the number of authorized BGC U.S. units.

Any authorized but unissued BGC Holdings units may be issued:

•	pursuant to the contribution and the separation;

•

to Cantor and members of the Cantor group, in connection with a reinvestment in BGC Holdings as described in “—Separation Agreement—Reinvestments in the Opcos; Co-Investment Rights; Distributions to Holders of Our Common Stock”;

•

with respect to BGC Holdings founding/working partner interests, to an eligible recipient, which means any limited partner or member of the Cantor group or any affiliate, employee or partner thereof, in each case as directed by a BGC Holdings exchangeable limited partner majority in interest (provided that such person or entity is not primarily engaged in a business that competes with BGC Holdings or its subsidiaries);

•

as otherwise agreed by us, as general partner, and a BGC Holdings exchangeable limited partner majority in interest (by the affirmative vote of a BGC Holdings exchangeable limited partnership interest majority in interest);

•

pursuant to the Participation Plan (as described in “—Separation Agreement—Reinvestments in the Opcos; Co-Investment Rights; Distributions to Holders of Our Common Stock” and “—BGC Holdings Participation Plan”);

•	to any then-current founding/working partner or REU partner pursuant to the BGC Holdings limited partnership agreement;

•	to any BGC Holdings partner in connection with a conversion of an issued unit and interest into a different class or type of unit and interest; and

•

to Cantor in the event of a termination or bankruptcy of a founding/working partner or REU partner or the redemption of a founding/working partner interest or REU partner interest pursuant to the BGC Holdings limited partnership agreement.

Exchanges

After March 31, 2009, the first anniversary of the completion of the separation, the BGC Holdings limited partnership interests held by Cantor will be exchangeable with us for BGC Partners Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of BGC Partners Class B common stock, BGC Partners Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Cantor is permitted to exchange up to an aggregate of 20 million of its BGC Holdings limited partnership interests prior to March 31, 2009, the first anniversary of the completion of the separation, for shares of BGC Partners Class A common stock in connection with a broad-based public offering including all shares of BGC Partners Class A common stock received upon such exchange, underwritten by a nationally recognized investment banking firm. In addition, prior to the merger, a portion of the BGC Holdings founding partner interests held by Mr. Lynn and two other individuals who are employed by one or more of our affiliates, were sold to Cantor for cash, and the aggregate net proceeds of such sales were used as described in “—Repayment of Existing Loans and Required Capital Contributions.” Upon acquiring such BGC Holdings founding partner interests from these select persons, Cantor exchanged them for equity interests in BGC Partners on a one-for-one basis, and prior to the merger, BGC Partners redeemed such BGC Partners equity interests from Cantor for cash equal to the amount paid by Cantor to the select persons in respect of such interests. See “—Repayment of Existing Loans and Required Capital Contributions.”

The BGC Holdings limited partnership interests that Cantor transferred to founding partners in connection with the redemption of their current limited partnership interests in Cantor at the time of the separation are not exchangeable with us unless (1) Cantor reacquires such interests from BGC Holdings upon termination or bankruptcy of the founding partners or redemption of their units (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with BGC Partners for BGC Partners Class A common stock or Class B common stock as described above or (2) Cantor determines that such interests can be exchanged by such founding partners with us for BGC Partners Class A common stock, generally on a one-for-one basis (subject to customary anti-dilution adjustments), on terms and conditions to be determined by Cantor, provided that the terms and conditions of such exchange cannot in any way diminish or adversely affect our rights or rights of our subsidiaries (it being understood that an obligation by BGC Partners to deliver shares of BGC Partners Class A common stock upon exchange will not be deemed to diminish or adversely affect the rights of us or our subsidiaries) (which exchange of certain interests Cantor expects to permit from time to time). Once a BGC Holdings founding partner interest becomes exchangeable, such founding partner interest is automatically exchanged for our Class A common stock upon termination or bankruptcy of such partner or upon redemption by BGC Holdings.

In particular, the BGC Holdings founding partner interests that Cantor has provided are exchangeable with us for our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), in accordance with the terms of the BGC Holdings limited partnership agreement, as follows:

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

•

(1) 1,100,000 of the 3,160,215 BGC Holdings founding partner interests held by Mr. Amaitis at the closing of the merger became exchangeable upon the closing of the merger, (2) 40% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the second anniversary of the closing of the merger, (3) 60% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the third anniversary of the closing of the merger, (4) 80% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the fourth anniversary of the closing of the merger, and (5) 100% of such BGC Holdings founding partner interests (less the Amaitis applicable shares)

will become exchangeable on the fifth anniversary of the closing of the merger (and any exchange of founding partner interests by Mr. Amaitis will be subject to the terms and conditions of the BGC Holdings limited partnership agreement and the Amaitis letter agreement), with the shares received by Mr. Amaitis upon exchange being immediately saleable, subject to applicable law. Exchangeability of certain of the shares which would have become exchangeable on the fifth anniversary of the closing of the merger was accelerated in connection with Mr. Amaitis’ donation of shares in connection with the 2008 Charity Day; and

•

(1) 600,000 of the 2,515,898 BGC Holdings founding partner interests held by Mr. Lynn at the closing of the merger became exchangeable upon the closing of the merger, (2) 40% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the second anniversary of the closing of the merger, (3) 50% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the third anniversary of the closing of the merger, (4) 60% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the fourth anniversary of the closing of the merger, (5) 70% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the fifth anniversary of the closing of the merger, (6) 80% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the sixth anniversary of the closing of the merger, (7) 90% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the seventh anniversary of the closing of the merger, and (8) 100% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the eighth anniversary of the closing of the merger (and any exchange of founding partner interests by Mr. Lynn will be subject to the terms and conditions of the BGC Holdings limited partnership agreement and the Lynn letter agreement), with the shares received by Mr. Lynn upon exchange being immediately saleable, subject to applicable law.

Any working partner interests (including RPU interests) that are issued will not be exchangeable with us unless we otherwise determine with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.

The REU interests will only be exchangeable for BGC Partners Class A common stock in accordance with terms and conditions of the grant of such REU interests, which terms and conditions will be determined in our sole discretion, as the general partner of BGC Holdings, with the written consent of the BGC Holdings exchangeable limited partnership interest majority in interest with respect to the grant of any exchange right, in accordance with the terms of the BGC Holdings limited partnership agreement.

The one-for-one exchange ratio between BGC Holdings units and BGC Partners Class B common stock and Class A common stock will not be adjusted to the extent that we have made a dividend, subdivision, combination, distribution or issuance to maintain the BGC Partners ratio pursuant to a reinvestment by BGC Partners or its subsidiaries pursuant to its reinvestment right.

Upon our receipt of any BGC Holdings exchangeable limited partnership interest or BGC Holdings founding partner interest, BGC Holdings REU interest or BGC Holdings working partner interest that is exchangeable, pursuant to an exchange, such interest being so exchanged will cease to be outstanding and will be automatically and fully cancelled, and such interest will automatically be designated as a BGC Holdings regular limited partnership interest, will have all rights and obligations of a holder of BGC Holdings regular limited partnership interests and will cease to be designated as a BGC Holdings exchangeable interest or BGC Holdings founding partner interest, BGC Holdings REU interest or BGC Holdings working partner interest that is exchangeable, and will not be exchangeable.

With each exchange, our indirect interest in BGC U.S. and BGC Global will proportionately increase, because immediately following an exchange, BGC Holdings will redeem the BGC Holdings unit so acquired for the BGC U.S. limited partnership interest and the BGC Global limited partnership interest underlying such BGC

Holdings unit. The acquired BGC U.S. limited partnership interest and BGC Global limited partnership interest will be appropriately adjusted to reflect the impact of certain litigation matters and the intention of the parties to the BGC Holdings limited partnership agreement for BGC Holdings (and not BGC Partners) to realize the economic benefits and burdens of such potential claims.

In addition, upon a transfer of a BGC Holdings exchangeable limited partnership interest that is not permitted by the BGC Holdings limited partnership agreement (see “—Transfers of Interests”), such interest will cease to be designated as a BGC Holdings exchangeable limited partnership interest and will automatically be designated as a regular limited partnership interest.

In the case of an exchange of an exchangeable limited partnership interest or a founding partner interest (or portion thereof), the aggregate capital account of the BGC Holdings unit so exchanged will equal a pro rata portion of the total aggregate capital account of all exchangeable limited partner units and founding partner units then outstanding, reflecting the portion of all such exchangeable limited partner units and founding partner units then outstanding represented by the units so exchanged. The aggregate capital account of such exchanging partner in such partner’s remaining exchangeable limited partner units and/or founding partner units will be reduced by an equivalent amount. If the aggregate capital account of such partner is insufficient to permit such a reduction without resulting in a negative capital account, the amount of such insufficiency will be satisfied by reallocating capital from the capital accounts of the exchangeable limited partners and the founding partners to the capital account of the units so exchanged, pro rata based on the number of units underlying the outstanding exchangeable limited partnership interests and the founding partner interests or based on other factors as determined by a BGC Holdings exchangeable limited partnership interest majority in interest.

In the case of an exchange of an REU interest or working partner interest or portion thereof, the aggregate capital account of the BGC Holdings units so exchanged will equal the capital account of the REU interest or working partner interest (or portion thereof), as the case may be, represented by such BGC Holdings units.

We agreed to reserve, out of our authorized but unissued BGC Partners Class B common stock and BGC Partners Class A common stock, a sufficient number of shares of BGC Partners Class B common stock and BGC Partners Class A common stock solely to effect the exchange of all then outstanding BGC Holdings exchangeable limited partnership interests, the BGC Holdings founding partner interests, if exchangeable, and BGC Holdings REU interests into shares of BGC Partners Class B common stock and BGC Partners Class A common stock pursuant to the exchanges (subject, in the case of BGC Partners Class B common stock, to the maximum number of shares authorized but unissued under BGC Partners certificate of incorporation as then in effect) and a sufficient number of shares of BGC Partners Class A common stock to effect the exchange of shares of BGC Partners Class B common stock issued or issuable in respect of exchangeable BGC Holdings limited partnership interests. We have agreed that all shares of BGC Partners Class B common stock and BGC Partners Class A common stock issued in an exchange will be duly authorized, validly issued, fully paid and non-assessable and will be free from pre-emptive rights and free of any encumbrances.

Distributions

General

The profit and loss of BGC U.S. and BGC Global are generally allocated based on the total number of BGC U.S. units and BGC Global units outstanding, other than in the case of certain litigation matters, the impact of which would be allocated to the BGC U.S. and BGC Global partners who are members of the BGC Holdings group as described in “—Amended and Restated Limited Partnership Agreements of BGC U.S. and BGC Global.” The profit and loss of BGC Holdings are generally allocated based on the total number of BGC Holdings units outstanding, other than the impact of certain litigation matters, which will be allocated to the BGC Holdings partners who are members of the Cantor group, or who are founding/working partners or who are REU partners. The maximum amount of income to be allocated to each RPU interest within each 12 month period shall be limited to 15% of the Post-Termination Payment of such unit.

BGC Holdings distributes to holders of the BGC Holdings limited partnership interests (subject to the allocation of certain litigation matters, to BGC Holdings partners who are members of the Cantor group, or who are founding/working partners or who are REU partners (and not to us)):

•

with respect to partners who are members of the Cantor group and the founding/working partners, on or prior to each estimated tax due date (the 15th day of each April, June, September and December in the case of a partner that is not an individual, and the 15th day of each April, June, September and January in the case of a partner who is an individual), such partner’s estimated proportionate quarterly tax distribution for such fiscal quarter; and

•

as promptly as practicable after the end of each fiscal quarter, an amount equal to the excess, if any, of (a) the net positive cumulative amount allocated to such partner’s capital account pursuant to the BGC Holdings limited partnership agreement, over (b) the amount of any prior distributions to such partner.

Pursuant to the terms of the BGC Holdings limited partnership agreement, distributions by BGC Holdings to its partners may not be decreased below 100% of net income received by BGC Holdings from BGC U.S. and BGC Global (other than with respect to selected extraordinary items with respect to founding/working partners or REU partners, such as the disposition directly or indirectly of partnership assets outside of the ordinary course of business) unless we determine otherwise, subject to Cantor’s consent (as the holder of the BGC Holdings exchangeable limited partnership interest majority in interest). The BGC Holdings general partner, with the consent of Cantor, as the holder of the BGC Holdings exchangeable limited partnership interest majority in interest, may direct BGC Holdings to distribute all or part of any amount distributable to a founding/working partner or an REU partner in the form of a distribution of publicly traded shares, including shares of any capital stock of any other entity if such shares are listed on any national securities exchange or included for quotation in any quotation system in the United States, which we refer to as “publicly traded shares,” or in other property.

In addition, the BGC Holdings general partner, with the consent of Cantor, as holder of a majority of the BGC Holdings exchangeable limited partnership interests, in its sole and absolute discretion, may direct BGC Holdings, upon a founding/working partner’s or an REU partner’s death, retirement, withdrawal from BGC Holdings or other full or partial redemption of BGC Holdings units, to distribute to such partner (or to his or her personal representative, as the case may be) a number of publicly traded shares or an amount of other property that BGC Holdings general partner determines is appropriate in light of the goodwill associated with such partner and his, her or its BGC Holdings units, such partner’s length of service, responsibilities and contributions to BGC Holdings and/or other factors deemed to be relevant by BGC Holdings general partner. Any such distribution of publicly traded shares or other property to a partner as described in the prior sentence will result in a net reduction in such partner’s capital account and adjusted capital account, unless otherwise determined by BGC Holdings general partner in its sole and absolute discretion, provided that any gain recognized as a result of such distribution will not affect such partner’s adjusted capital account, unless otherwise determined by both the BGC Holdings general partner and Cantor.

The separation agreement and the BGC Holdings limited partnership agreement, however, provide that any and all items of income, gain, loss or deduction resulting from certain specified items allocated entirely to the capital accounts of the limited partnership interests in BGC U.S. and BGC Global held by BGC Holdings will be allocated entirely to the capital accounts of BGC Holdings limited partnership interests held by its founding/working partners, its REU partners and Cantor as described below under “—Amended and Restated Limited Partnership Agreements of BGC U.S. and BGC Global—Distributions.” In addition, in the discretion of the BGC Holdings general partner, distributions with respect to selected extraordinary transactions, as described below, may be withheld from the founding/working partners and the REU partners and distributed over time subject to the satisfaction of conditions set by us, as the general partner of BGC Holdings, such as continued service to us. See “—Redemption of BGC Holdings Founding/Working Partner Interests and REU Interests.” These distributions that may be withheld relate to income items from non-recurring events, including, without limitation, items that would be considered “extraordinary items” under U.S. GAAP and recoveries with respect to claims for expenses, costs and damages (excluding any recovery that does not result in monetary payments to

BGC Holdings) attributable to extraordinary events affecting BGC Holdings (such events may include, unless otherwise determined by the BGC Holdings general partner, any disposition, directly or indirectly (including deemed sales), of capital stock of any affiliate owned by BGC Holdings, whether or not recurring in nature). The BGC Holdings general partner may also deduct from these withheld amounts all or a portion of any extraordinary expenditures from non-recurring events that it determines are to be treated as extraordinary expenditures, including, without limitation, any distribution or other payment (including a redemption payment) to a BGC Holdings partner, the purchase price or other cost of acquiring any asset, any other non-recurring expenditure of BGC Holdings, items that would be considered “extraordinary items” under U.S. GAAP, and expenses, damages or costs attributable to extraordinary events affecting BGC Holdings (including actual, pending or threatened litigation). Any amounts that are withheld from distribution and forfeited by the founding/working partners and the REU partners with respect to such extraordinary transactions will be distributed to Cantor in respect of the BGC Holdings limited partnership interests held by Cantor.

No partner may charge or encumber its BGC Holdings limited partnership interest or otherwise subject such interest to any encumbrance, except those created by the BGC Holdings limited partnership agreement. However, a BGC Holdings exchangeable limited partner may encumber its BGC Holdings exchangeable limited partnership interest in connection with any bona fide bank financing transaction.

Classes of Founding/Working Partner Interests

Founding/working partners currently hold five classes of BGC Holdings units underlying such partner’s BGC Holdings founding partner interests and BGC Holdings working partner interests, respectively: High Distribution, High Distribution II, High Distribution III, High Distribution IV, and Grant. In addition, there is a separate class of working partner interest called an RPU. In general, the rights and obligations of founding/working partners with respect to their BGC Holdings units are similar, but not identical, to the rights and obligations of the founding partners, prior to the separation and merger, as limited partners in Cantor with respect to their Cantor units. See “Risk Factors—Risks Related to our Business—The impact of the recent separation and merger on the founding partners, REU partners and future working partners may adversely affect our ability to retain, recruit and motivate these persons” and “—REUs.” Each class of BGC Holdings units held by founding/working partners generally entitles the holder to receive a pro rata share of the distributions of income received by BGC Holdings. See “—Distributions.” High Distribution II and High Distribution III units differ from High Distribution units, however, in that holders of High Distribution II and High Distribution III units paid at their original issuance, or the original issuance of their predecessor interests in Cantor, only a portion (generally approximately 20% in the case of High Distribution II Units and 14.3% in the case of High Distribution III Units) of the amount that would have been paid by a holder of a High Distribution unit as of that date, with the remaining amount (increased by a stated rate), which we refer to as a “HD II Account Obligation” or “HD III Account Obligation,” as applicable, paid, on a stated schedule (generally four years in the case of High Distribution II units and seven years in the case of High Distribution III units). With respect to High Distribution II Units and High Distribution III Units issued in redemption of similar units in Cantor, the applicable HD II Account Obligation or HD III Account Obligation will be paid to Cantor rather than to BGC Holdings. High Distribution IV units differ from High Distribution units in that holders of High Distribution IV units are entitled to receive an additional payment following redemption, as described in “—Redemption of BGC Holdings Founding/Working Partner Interests and REU Interests.” Grant Units and Matching Grant Units differ from the other classes of BGC Holdings units in the calculation and the compensatory tax treatment of amounts payable upon redemption of such units. The RPU interests have similar features to existing REU interests except that (i) the maximum amount of income to be allocated to each RPU interest within each 12 month period shall be limited to 15% of the Post-Termination Payment of such unit and (ii) RPUs shall not be entitled to distributions in the event of dissolution of BGC Holdings.

REUs

Each grant of REUs will have associated with it an “REU post-termination amount,” which represents an amount payable to the REU holder upon redemption of such units. A partner’s entitlement to the REU post-

termination amount will vest ratably over three years or according to such schedule as determined by BGC Holdings at the time of grant. In lieu of paying all or a portion of the REU post-termination amount, BGC Holdings may cause the REUs held by a redeemed partner to be automatically exchanged for shares of BGC Partners Class A common stock at the applicable exchange ratio. The value of such shares may be more or less than the applicable post-termination amount. These payments of cash and/or shares are conditioned on the former REU holder not violating his or her partner obligations or engaging in any competitive activity prior to the date such payments are made, and are subject to reduction if any losses are allocated to such REUs. From time to time, the terms of specific grants of REUs will vary, which variations may include limitations on the income or distributions.

Partner Obligations

Each of the founding/working partners and each of the REU partners is subject to certain partner obligations, which we refer to as “partner obligations.” The partner obligations constitute an undertaking by each of the founding/working partners and each of the REU partners have a duty of loyalty to BGC Holdings and that, during the period from the date on which a person first becomes a partner through the applicable specified period following the date on which such partner ceases, for any reason, to be a partner, not to, directly or indirectly (including by or through an affiliate):

•

breach a founding/working partner’s or REU partner’s, as the case may be, duty of loyalty to BGC Holdings, through the four-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or REU partner, as the case may be;

•

engage in any activity of the nature set forth in clause (1) of the definition of the competitive activity (as defined below) through the two-year period following the date on which such partner ceases for any reason to be a founding/working partner or REU partner, as the case may be;

•

engage in any activity of the nature set forth in clauses (2) through (5) of the definition of competitive activity (as defined below) or take any action that results directly or indirectly in revenues or other benefit for that founding/working partner or REU partner, as the case may be or any third party that is or could be considered to be engaged in any activity of the nature set forth in clauses (2) through (5) of the definition of competitive activity, except as otherwise agreed to in writing by BGC Holdings general partner, in its sole and absolute discretion, for the one-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or REU partner, as the case may be.

A founding/working partner or REU partner, as the case may be, is considered to have engaged in a “competitive activity” if such partner (including by or through his, her or its affiliates), during the applicable restricted period, which we collectively refer to as the “competitive activities”:

(1)	directly or indirectly, or by action in concert with others, solicits, induces, or influences, or attempts to solicit, induce or influence, any other partner, employee or consultant of Cantor, BGC Partners or any member of the Cantor group or affiliated entity to terminate their employment or other business arrangements with Cantor, BGC Partners or any member of the Cantor group or affiliated entity, or to engage in any competing business (as defined below) or hires, employs, engages (including as a consultant or partner) or otherwise enters into a competing business with any such person;

(2)	solicits any of the customers of Cantor, BGC Partners or any member of the Cantor group or affiliated entity (or any of their employees), induces such customers or their employees to reduce their volume of business with, terminate their relationship with or otherwise adversely affect their relationship with, Cantor, BGC Partners or any member of the Cantor group or affiliated entity;

(3)	does business with any person who was a customer of Cantor, BGC Partners or any member of the Cantor group or affiliated entity during the 12-month period prior to such partner becoming a terminated or bankrupt partner if such business would constitute a competing business;

(4)	directly or indirectly engages in, represents in any way, or is connected with, any competing business, directly competing with the business of Cantor, BGC Partners or any member of the Cantor group or affiliated entity, whether such engagement will be as an officer, director, owner, employee, partner, consultant, affiliate or other participant in any competing business; or

(5)	assists others in engaging in any competing business in the manner described in the foregoing clause (4).

“Competing business” means an activity that (a) involves the development and operations of electronic trading systems, (b) involves the conduct of the wholesale or institutional brokerage business, (c) consists of marketing, manipulating or distributing financial price information of a type supplied by Cantor, BGC Partners, or any member of the Cantor group or affiliated entity to information distribution services or (d) competes with any other business conducted by Cantor, BGC Partners, any member of the Cantor group or affiliated entity if such business was first engaged in by Cantor or BGC Partners took substantial steps in anticipation of commencing such business and prior to the date on which such founding/working partner or REU partner, as the case may be, ceases to be a founding/working partner or REU partner, as the case may be.

•

make or participate in the making of (including through the applicable partner’s or any of his, her or its affiliates, respective agents or representatives) any comments to the media (print, broadcast, electronic or otherwise) that are disparaging regarding BGC Partners or the senior executive officers of BGC Partners or are otherwise contrary to the interests of BGC Partners as determined by BGC Holdings general partner in its sole and absolute discretion, for the four-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or an REU partner, as the case may be;

•

except as permitted with respect to corporate opportunities and fiduciary duties in the BGC Holdings limited partnership agreement (see “—Corporate Opportunity; Fiduciary Duty”) take advantage of, or provide another person with the opportunity to take advantage of, a BGC Partners “corporate opportunity” (as such term would apply to BGC Holdings if it were a corporation) including opportunities related to intellectual property, which for this purpose requires granting BGC Partners a right of first refusal to acquire any assets, stock or other ownership interest in a business being sold by any partner or affiliate of such partner if an investment in such business would constitute a “corporate opportunity” (as such term would apply to BGC Holdings if it were a corporation), that has not been presented to and rejected by BGC Partners or that BGC Partners rejects but reserves for possible further action by BGC Partners in writing, unless otherwise consented to by BGC Holdings general partner in writing in its sole and absolute discretion, for a four-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or an REU partner, as the case may be; or

•

otherwise take any action to harm, that harms or that reasonably could be expected to harm, BGC Partners for a four-year period following the date on which a founding/working partner or an REU partner, as the case may be, ceases, for any reason, to be a founding/working partner or an REU partner, as the case may be, including any breach of its confidentiality obligations.

Notwithstanding anything to the contrary, and unless Cantor determines otherwise, none of such partner obligations apply to any founding/working partner or REU partner that is also a Cantor company or any of its affiliates or any partner or member of a Cantor company or any of its affiliates. Such partners are exempt from these partner obligations.

The determination of whether a founding/working partner or REU partner has breached his or her partner obligations will be made in good faith by the BGC Holdings general partner in its sole and absolute discretion, which determination will be final and binding. If a founding/working partner or an REU partner breaches his, her or its partner obligations, then, in addition to any other rights or remedies that the BGC Holdings general partner may have, and unless otherwise determined by the BGC Holdings general partner in its sole and absolute discretion, BGC Holdings will redeem all of the units held by such partner for a redemption price equal to their base amount, and such partner will have no right to receive any further distributions, or payments of cash, stock or property, to which such partner otherwise might be entitled.

Any founding/working partner or REU partner, as the case may be, that breaches his or her partner obligations is required to indemnify BGC Holdings for and pay any resulting attorneys’ fees and expenses, as well as any and all damages resulting from such breach. In addition, upon breach of the BGC Holdings limited partnership agreement by or the termination or bankruptcy of a founding/working or an REU partner, as the case may be, that is subject to the partner obligations, or if any such partner owes any amount to BGC Holdings or to any affiliated entity or fails to pay any amount to any other person with respect to which amount BGC Holdings or any affiliated entity is a guarantor or surety or is similarly liable (in each case whether or not such amount is then due and payable), BGC Holdings has the right to set off the amount that such partner owes to BGC Holdings or any affiliated entity or any such other person under any agreement or otherwise and the amount of any cost or expense incurred or projected to be incurred by BGC Holdings in connection with such breach, such termination or bankruptcy or such indebtedness (including attorneys’ fees and expenses and any diminution in value of any BGC Holdings assets and including in each case both monetary obligations and the fair market value of any non-cash item and amounts not yet due or incurred) against any amounts that it owes to such partner under the BGC Holdings limited partnership agreement or otherwise, or to reduce the capital account, the base amount and/or the distributions (quarterly or otherwise) of such partner by any such amount.

A founding/working partner or an REU partner, as the case may be, will become a terminated partner upon (a) the actual termination of the employment of such partner, so that such partner is no longer an employee of BGC U.S., BGC Global or any affiliated entity, with or without cause by the employer, by such partner or by reason of death, (b) the termination by the BGC Holdings general partner, which may occur without the termination of a partner’s employment, of such partner’s status as a partner by reason of a determination by the BGC Holdings general partner that such partner has breached the BGC Holdings limited partnership agreement or that such partner has ceased to provide substantial services to BGC Holdings or any affiliated entity, even if such cessation is at the direction of BGC Holdings or any affiliated entity or (c) ceasing to be a partner for any reason. With respect to a corporate or other entity partner, such partner will also be considered terminated upon the termination of the beneficial owner, grantor, beneficiary or trustee of such partner.

A founding/working partner or an REU partner, as the case may be, will become a bankrupt partner upon (a) making an assignment for the benefit of creditors, (b) filing a voluntary petition in bankruptcy, (c) the adjudication of such partner as bankrupt or insolvent, or the entry against such partner of an order for relief in any bankruptcy or insolvency proceeding; provided that such order for relief or involuntary proceeding is not stayed or dismissed within 120 days, (d) the filing by such partner of a petition or answer seeking for himself, herself or itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any bankruptcy statute, law or regulation, (e) the filing by such partner of an answer or other pleading admitting or failing to contest the material allegations of a petition filed against it in any proceeding of that nature or (f) the appointment of or seeking of the appointment of (in each case by any person) a trustee, receiver or liquidator of it or of all or any substantial part of the properties of such founding/working partner. With respect to a corporate founding/working partner, bankruptcy will also include the occurrence of any of the foregoing events with respect to the beneficial owner of the majority of the stock of such partner. Notwithstanding the foregoing, no event constitutes a bankruptcy of a founding/working partner or REU partner, as the case may be, unless the BGC Holdings general partner so determines in its sole and absolute discretion.

Redemption of BGC Holdings Founding/Working Partner Interests and REU Interests

Unlike the BGC Holdings limited partnership interests held by Cantor, the classes of BGC Holdings limited partnership interests held by founding partners, working partners and REU partners (in each case, to the extent such interests have not become exchangeable) are subject to purchase and redemption by BGC Holdings in the following circumstances (subject to Cantor’s right to purchase such interests from BGC Holdings as described in “—Cantor’s Right to Purchase Redeemed Interests”):

•

except as otherwise agreed to by each of the BGC Holdings general partner, the BGC Holdings exchangeable limited partners (by a majority of the BGC Holdings exchangeable limited partnership interests) and the applicable founding partner, upon any termination or bankruptcy of a founding partner (or the termination or bankruptcy of the beneficial owner of the stock or other ownership interest of any such founding partner that is a corporation or other entity), BGC Holdings will purchase and redeem from such founding partner or his, her or its representative, and such founding partner or his, her or its representative will sell to BGC Holdings, all of the founding partner interests held by such founding partner (and, with the consent of the BGC Holdings general partner and Cantor, BGC Holdings may assign its right to purchase such founding partner interests to another partner); and

•

except as otherwise agreed to by each of the BGC Holdings general partner and the applicable working partner or REU partner, as the case may be, upon (1) any termination or bankruptcy of a working partner or REU partner, as the case may be (or the termination or bankruptcy of the beneficial owner of the stock or other ownership interest of any such working partner or REU partner that is a corporation or other entity) or (2) an election of the BGC Holdings general partner for any reason or for no reason whatsoever, BGC Holdings will purchase and redeem from such working partner or his, her or its representative, and such working partner or his, her or its representative will sell such REUs to BGC Holdings, all of the working partner interests held by such working partner (and, with the consent of the BGC Holdings general partner and Cantor, BGC Holdings may assign its right to purchase such partner interests to another partner).

Founding/working partner interests or REU interests, as the case may be, will be redeemed at a pre-determined formula redemption price. The redemption price for a BGC Holdings founding/working partner interest or REU partner interest, as the case may be, generally reflects the purchase price paid by such partner for his or her interest, adjusted to reflect such partner’s share of changes in the book value of BGC Holdings. For purposes of determining the redemption price, the book value is determined in accordance with the BGC Holdings limited partnership agreement, which in general does not take into account goodwill or going concern value. In the circumstances described above, BGC Holdings limited partnership interests held by founding partners, working partners and REU partners that have become exchangeable will be automatically exchanged for BGC Partners Class A common stock.

Each grant of REUs will have associated with it an “REU post-termination amount,” which represents an amount payable to the REU holder upon redemption of such units. A partner’s entitlement to the REU post- termination amount will vest ratably over three years or according to such schedule as determined by BGC Holdings at the time of grant. In lieu of paying all or a portion of the REU post-termination amount, BGC Holdings may cause the REUs held by a redeemed partner to be automatically exchanged for shares of BGC Partners Class A common stock at the applicable exchange ratio. The value of such shares may be more or less than the applicable post-termination amount. These post-termination payments are conditioned on the former REU holder not violating his or her partner obligations or engaging in any competitive activity prior to the date such payments are made, and are subject to reduction if any losses are allocated to such REUs.

The aggregate redemption price for a founding partner interest is generally equal to the adjusted capital account of such interest.

In general, with respect to founding partner interests, working partner interests or REU partner interests that have not become exchangeable and that are held by terminated or bankrupt founding/working partners or terminated or bankrupt REU partners, as the case may be, a portion of the redemption price, which we refer to as the “base amount,” is to be paid within 90 days of redemption, with the remainder of the redemption price paid on each of the following four anniversaries. The base amount of BGC Holdings founding/working partner interests and BGC Holdings REU interests designated as Grant Units, High Distribution III Units and High Distribution IV Units will each at all times be zero. The base amount is calculated pursuant to a formula, and it reflects a larger percentage of the total redemption price for working partners who have been partners for a longer period in BGC Holdings. The portion of the redemption price that is to be paid to a terminated or bankrupt founding/working partner or terminated or bankrupt REU partner, as the case may be, on each of the four anniversaries following a redemption is conditioned on such partner not having engaged in a competitive activity or violated his or her partner obligations.

The general partner of BGC Holdings may also withhold each founding/working partner’s or REU partner’s, as the case may be, share of distributions attributable to income and loss with respect to selected extraordinary transactions, such as the disposition directly or indirectly of partnership assets outside the ordinary course of business. With respect to terminated or bankrupt founding/working partners or terminated or bankrupt REU interests, as the case may be, such partner whose limited partnership interests in BGC Holdings are redeemed will receive payments reflecting these extraordinary items only to the extent that such partner’s right to receive these payments has vested (with 30% vesting on the third anniversary of the applicable event or, if later, the date of acquisition of interests in BGC Holdings and the remainder vesting ratably over a seven year vesting schedule, provided that the BGC Holdings general partner may, in its sole and absolute discretion, accelerate the vesting of such amounts), with payments made on each of the first five anniversaries of the redemption of such limited partner interests. These payments are conditioned on such partner not violating his or her partner obligations or engaging in any competitive activity, prior to the date such payments are completed and are subject to prepayment at the sole and absolute discretion of the BGC Holdings general partner at any time. Any amounts that are withheld from distribution and forfeited by such partners will be distributed to Cantor in respect of its BGC Holdings limited partnership interests.

Any distribution to a holder of High Distribution II Units or High Distribution III Units, including with respect to additional amounts payable upon redemption, may be reduced in the discretion of the BGC Holdings general partner to satisfy such holder’s HD II Account Obligation or HD III Account Obligation, as applicable, as described above in “—Classes of Founding/Working Partner Interests.” Upon the purchase by Cantor of High Distribution II Units or High Distribution III Units issued in redemption of similar units in Cantor, the amount payable by Cantor to acquire such units will be reduced by an amount equal to the HD II Account Obligation or HD III Account Obligation, as applicable, with respect to such units.

In addition, holders of High Distribution IV Units (all of which are being issued in exchange for High Distribution IV Units previously issued by Cantor to such holders) are entitled to receive an additional payment, one-fourth of such amount being payable on each of the first four anniversaries of redemption, reflecting a fixed amount determined as of the date of the original issuance of the predecessor High Distribution IV Units by Cantor.

BGC Holdings may in its discretion make redemption payments in property, including in BGC Partners units, rather than in cash and may in its discretion accelerate the amount of these payments and, with the consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in recognition of a founding/working partner’s or REU partner’s, as the case may be, contributions to the business, increase these payments to reflect BGC Holdings’ goodwill or going concern value.

In the event of such a redemption or purchase by BGC Holdings of any BGC Holdings founding/working partner interests, BGC Holdings will cause BGC U.S. and BGC Global to redeem and purchase from BGC Holdings a number of BGC U.S. units and BGC Global units, in each case, equal to (1) the number of units underlying the redeemed or purchased BGC Holdings founding/working partner interests or REU interests, as the case may be, multiplied by (2) the Holdings ratio as of immediately before the redemption or purchase of such

BGC Holdings founding/working partner interests or REU interests, as the case may be. The purchase price paid to BGC U.S. and BGC Global will be an amount of cash equal to the amount required by BGC Holdings to redeem or purchase such interest. Upon mutual agreement of the BGC Holdings general partner, the BGC U.S. general partner and the BGC Global general partner, BGC U.S. and BGC Global may, instead of cash, pay all or a portion of such aggregate purchase price, in publicly traded shares.

Cantor’s Right to Purchase Redeemed Interests

BGC Holdings Founding Partner Interests

Cantor has a right to purchase any BGC Holdings founding partner interests that have not become exchangeable that are redeemed by BGC Holdings upon termination or bankruptcy of a founding partner or upon mutual consent of the general partner of BGC Holdings and Cantor. Cantor has the right to purchase such BGC Holdings founding partner interests at a price equal to the lesser of (1) the amount that BGC Holdings would be required to pay to redeem and purchase such BGC Holdings founding partner interests and (2) the amount equal to (x) the number of units underlying such founding partner interests, multiplied by (y) the exchange ratio as of the date of such purchase, multiplied by (z) the then current market price of BGC Partners Class A common stock. Cantor may pay such price using cash, publicly traded shares or other property, or a combination of the foregoing. If Cantor (or the other member of the Cantor group acquiring such founding partner interests, as the case may be) so purchases such founding partner interests at a price equal to clause (2) above, neither Cantor nor any member of the Cantor group nor BGC Holdings nor any other person is obligated to pay BGC Holdings or the holder of such founding partner interests any amount in excess of the amount set forth in clause (2) above.

Any BGC Holdings founding partner interests acquired by Cantor, while not exchangeable in the hands of the founding partner absent a determination by Cantor to the contrary, will be exchangeable by Cantor for shares of BGC Partners Class B common stock or, at Cantor’s election, shares of BGC Partners Class A common stock, in each case, on a one-for-one basis (subject to customary anti-dilution adjustments), on the same basis as the Cantor interests, and will be designated as BGC Holdings exchangeable limited partnership interests when acquired by Cantor. This may permit Cantor to receive a larger share of income generated by BGC Partners’ business at a less expensive price than through purchasing shares of BGC Partners Class A common stock, which is a result of the price payable by Cantor to a founding partner upon acquisition of such partner’s founding partner interests.

As of the date of this 10-K, as a result of the termination of 16 BGC Holdings founding partners, BGC Holdings has the right to redeem an aggregate of 799,880 BGC Holdings limited partnership units. Accordingly, upon the redemption of any of the founding partners’ BGC Holdings limited partnership units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units pursuant to terms yet to be determined.

BGC Holdings Working Partner Interests and BGC Holdings REU Interests

Cantor has a right to purchase any BGC Holdings working partner interests or BGC Holdings REU interests (in each case that have not become exchangeable), as the case may be, that (1) are redeemed by BGC Holdings upon termination or bankruptcy of a working partner or (2) are redeemed by BGC Holdings, in each case, if BGC Holdings elects to transfer the right to purchase such interests to a BGC Holdings partner rather than redeem such interests itself. Cantor has the right to purchase such interests on the same terms that such BGC Holdings partner would have a right to purchase such interests.

Transfers of Interests

In general, subject to the exceptions described below, no BGC Holdings partner may transfer or agree or otherwise commit to transfer all or any portion of, or any rights, title and interest in and to, its interest in BGC Holdings.

Regular limited partners (other than the special voting limited partner of BGC Holdings), including exchangeable limited partners, of BGC Holdings may transfer limited partnership interests in the following circumstances:

•	in connection with the contribution and the separation;

•	in connection with an exchange with BGC Partners, if applicable;

•	if the transferor limited partner is a member of the Cantor group, to any person; or

•

with the prior written consent of the general partner and the exchangeable limited partners (by affirmative vote of a BGC Holdings exchangeable limited partnership interest majority in interest, not to be unreasonably withheld or delayed).

With respect to any exchangeable limited partnership interest transferred by Cantor to another person, Cantor may elect, prior to or at the time of such transfer, either (1) that such person will receive such interest in the form of an exchangeable limited partnership interest and that such person will thereafter be an exchangeable limited partner so long as such person continues to hold such interest or (2) that such person will receive such interest in the form of a regular limited partnership interest (other than an exchangeable limited partnership interest or a special voting limited partnership interest of BGC Holdings), including as a founding partner interest, working partner interest or otherwise, and that such person will not be an exchangeable limited partner as a result of holding such interest.

Founding partners may transfer BGC Holdings founding partner interests in the following circumstances:

•	in connection with the contribution and the separation;

•	in connection with an exchange with BGC Partners, if applicable;

•	pursuant to a redemption;

•

if the transferee limited partner is a member of the Cantor group (except that in the event such transferee ceases to be a member of the Cantor group, such interest will automatically transfer to Cantor);

•	with the consent of the BGC Holdings exchangeable limited partnership interest majority in interest, to any other founding partner; or

•

with the mutual consent of the general partner and the BGC Holdings exchangeable limited partnership interest majority in interest (which consent may be withheld for any reason or no reason), to any other person.

Working partners and REU partners may transfer BGC Holdings working partner interests or BGC Holdings REU interests, as the case may be, in the following circumstances:

•	pursuant to a redemption, in the case of working partners, and pursuant to the grants concurrently with the merger, in the case of REU partners;

•	in connection with an exchange with BGC Partners, if applicable;

•

if the transferee limited partner is a member of the Cantor group (except that in the event such transferee ceases to be a member of the Cantor group, such interest will automatically transfer to Cantor); or

•	with the mutual consent of the general partner and the BGC Holdings exchangeable limited partnership interest majority in interest.

The special voting limited partner may transfer the special voting limited partnership interest in connection with the contribution and the separation or to a wholly owned subsidiary of BGC Partners (except that in the event such transferee ceases to be a wholly owned subsidiary of BGC Partners, the special voting partnership interest will automatically be transferred to BGC Partners, without any further action required on part of BGC Holdings, BGC Partners or any other person).

The general partner may transfer its general partnership interest in the following circumstances:

•	in connection with the contribution and separation;

•	to a new general partner as described below; or

•	with the special voting limited partner’s prior written consent, to any other person.

The special voting limited partner may, in its sole and absolute discretion, remove any general partner, with or without cause. The general partner may resign as the general partner of BGC Holdings for any reason or no reason, except that as a condition to any removal or resignation, the special voting limited partner will first appoint a new general partner who will be admitted to BGC Holdings as the new general partner, and the resigning or removed general partner will transfer its entire general partnership interest to the new general partner.

Amendments

The BGC Holdings limited partnership agreement cannot be amended except with the approval of each of the general partner and the exchangeable limited partners (by the affirmative vote of a BGC Holdings exchangeable limited partnership interest majority in interest) of BGC Holdings. In addition, the BGC Holdings limited partnership agreement cannot be amended to:

•	amend any provisions which require the consent of a specified percentage in interest of the limited partners without the consent of that specified percentage in interest of the limited partners;

•

alter the interest of any partner in the amount or timing of distributions or the allocation of profits, losses or credits, if such alteration would either materially adversely affect the economic interest of a partner or would materially adversely affect the value of interests, without the consent of the partners holding at least two-thirds of all units, in the case of an amendment applying in, substantially similar manner to all classes of interests, or two-thirds in interest of the affected class or classes of the partners, in the case of any other amendment; or

•	alter the special voting limited partner’s ability to remove a general partner.

The general partner of BGC Holdings may authorize any amendment to correct any technically incorrect statement or error apparent on the face thereof in order to further the parties’ intent or to correct any formality or error or incorrect statement or defect in the execution of the BGC Holdings limited partnership agreement.

In the event of any material amendment to the BGC Holdings limited partnership agreement that materially adversely affects the interest of a founding/working partner or an REU partner, as the case may be, in the partnership or the value of founding/working partner interests or REU interests, as the case may be, held by such partner in the amount or timing of distributions or the allocation of profits, losses or credit, then such partner who does not vote in favor of such amendment has a right to elect to become a terminated partner of BGC Holdings, regardless of whether there is an actual termination of the employment of such partner. The BGC Holdings general partner will have a right, in the event of such election by a founding/working partner or an REU partner, as the case may be, to revoke and terminate such proposed amendment to the BGC Holdings limited partnership agreement.

Corporate Opportunity; Fiduciary Duty

The BGC Holdings limited partnership agreement contains similar corporate opportunity provisions to those included in BGC Partners’ certificate of incorporation with respect to BGC Partners and/or Cantor and their respective representatives. See “Description of Capital Stock—Anti-Takeover Effects of Our Certificate of Incorporation and Bylaws and Delaware Law—Corporate Opportunity.”

Parity of Interests

The BGC Holdings limited partnership agreement provides that it is the non-binding intention of BGC Holdings and each of the partners of BGC Holdings that the BGC Holdings ratio at all times equals one. It is the non-binding intention of each of the partners of BGC Holdings and of BGC Holdings that there be a parallel issuance or repurchase transaction by BGC Holdings in the event of any issuance or repurchase by BGC U.S. of BGC U.S. units to or held by BGC Holdings so that the BGC Holdings ratio at all times equals one. In August 2008, we were authorized to cause BGC Holdings to issue REUs in connection with acquisitions and to provide for such acquisitions to be done in only one of BGC U.S. or BGC Global when appropriate. In such event, we would not expect to maintain parity with respect to outstanding units in such entities.

Amended and Restated Limited Partnership Agreements of BGC U.S. and BGC Global

Effective as of September 1, 2008, each of BGC U.S. and BGC Global entered into amended and restated limited partnership agreements. On September 26, 2008, the limited partnership agreement of BGC U.S. and the limited partnership agreement of BGC Global were amended, effective as of September 1, 2008, to provide that, at our election, in connection with a repurchase of our Class A common stock or similar actions, BGC U.S. and BGC Global will redeem and repurchase from us a number of units in BGC U.S. and BGC Global equivalent to the number of shares of Class A common stock repurchased by us in exchange for cash in the amount of the gross proceeds to be paid in connection with such stock repurchase. The proportion of such amount to be paid by BGC U.S. or BGC Global will be determined by BGC Partners. Certain technical amendments were also made to conform such limited partnership agreements to the BGC Holdings limited partnership agreement.

Management

BGC U.S. and BGC Global each are managed by their general partner, which is BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. general partnership interest and the BGC U.S. special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC U.S., and the BGC Global general partnership interest and the BGC Global special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC Global, and serves as the general partner of each of BGC U.S. and BGC Global, which entitles BGC Holdings (and thereby, BGC Partners) to control each of BGC U.S. and BGC Global, subject to limited consent rights of Cantor and to the rights of BGC Holdings as the special voting limited partner. BGC Holdings holds its BGC U.S. general partnership interest through a Delaware limited liability company, BGC Holdings, LLC, and holds its BGC Global general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited.

“Cantor’s consent rights” means that BGC Holdings, in its capacity as general partner of each of BGC U.S. and BGC Global, is required to obtain Cantor’s consent to amend the terms of the BGC U.S. limited partnership agreement or BGC Global limited partnership agreement or take any other action that may adversely affect Cantor’s exercise of its co-investment rights (See “—Separation Agreement—Reinvestments in the Opcos; Co-Investment Rights; Distributions to Holders of Our Common Stock”) to acquire BGC Holdings limited partnership interests (and the corresponding investment in BGC U.S. and BGC Global by BGC Holdings) or right to exchange BGC Holdings exchangeable limited partnership interests. BGC Partners, in its capacity as the general partner of BGC Holdings, will not cause BGC Holdings, in its capacity as the general partner of BGC

U.S. and BGC Global, to make any amendments (other than ministerial or other immaterial amendments) to the limited partnership agreement of either BGC U.S. or BGC Global unless such action is approved by a majority of BGC Partners’ independent directors.

Classes of Interests in the Opcos

As of the date of this proxy statement, BGC U.S. and BGC Global each had the following outstanding interests:

•	a general partnership interest, which is held by BGC Holdings;

•	limited partnership interests, which are directly and indirectly held by BGC Partners and BGC Holdings; and

•

a special voting limited partnership interest, which is held by BGC Holdings and which entitles the holder thereof to remove and appoint the general partner of BGC U.S. or BGC Global, as the case may be.

The aggregate number of authorized units in each of BGC U.S. and BGC Global is 600 million, and in the event that the total number of authorized shares of BGC Partners common stock under BGC Partners’ certificate of incorporation is increased or decreased after March 31, 2008, the total number of authorized units in each of BGC U.S. and BGC Global, as the case may be, will be correspondingly increased or decreased by the same number so that the number of authorized BGC U.S. units and BGC Global units, as the case may be, equals the number of authorized shares of BGC Partners common stock.

Any authorized but unissued BGC U.S. units or BGC Global units, as the case may be, may be issued:

•	pursuant to the contribution and the separation;

•

to BGC Partners and/or BGC Holdings and members of their group, as the case may be, in connection with an investment in BGC U.S. and BGC Global as described above in “—Separation Agreement—Reinvestments in the Opcos; Co-Investment Rights; Distributions to Holders of our Common Stock”;

•

to BGC Holdings or members of its group in connection with a redemption pursuant to the BGC Holdings limited partnership agreement as described in “—Amended and Restated BGC Holdings Limited Partnership Agreement—Redemption of BGC Holdings Founding/Working Partner Interests and REU Interests”;

•

as otherwise agreed by each of the general partner and the limited partners (by affirmative vote of the limited partners holding a majority of the units underlying limited partnership interests outstanding of BGC U.S. or BGC Global, as the case may be (except that if BGC Holdings and its group holds a majority in interest and Cantor and its group holds a majority of units underlying the BGC Holdings exchangeable limited partnership interests, then majority of interest means Cantor), which we refer to as an “Opcos majority in interest”;

•	to BGC Partners or BGC Holdings in connection with a grant of equity by BGC Partners or BGC Holdings; and

•	to any BGC U.S. or BGC Global partner, as the case may be, in connection with a conversion of an issued unit and interest into a different class or type of unit and interest.

There will be no additional classes of partnership interests in BGC U.S. or BGC Global.

Distributions

The profit and loss of BGC U.S. and BGC Global are generally allocated based on the total number of BGC U.S. units and BGC Global units outstanding, other than in the case of certain litigation matters, the impact of which is allocated to the BGC U.S. and BGC Global partners who are members of the BGC Holdings group.

BGC U.S. and BGC Global each distribute to each of its partners (subject to the allocation of certain litigation matters to BGC U.S. and BGC Global partners, as the case may be, who are members of the BGC Holdings group):

•

on or prior to each estimated tax due date (the 15th day of each April, June, September and December, in the case of a partner that is not an individual, and the 15th day of each April, June, September and January in the case of a partner who is an individual, or, in each case, if earlier with respect to any quarter, the date on which BGC Partners is required to make an estimated tax payment), such partner’s estimated proportionate quarterly tax distribution for such fiscal quarter;

•

on or prior to each estimated tax due date for partners who are members of the BGC Holdings group, an amount (positive or negative) for such fiscal quarter in respect of items of income, gain, loss or deduction allocated in respect of certain litigation matters; and

•

as promptly as practicable after the end of each fiscal quarter, an amount equal to the excess, if any, of (a) the net positive cumulative amount allocated to such partner’s capital account pursuant to the BGC U.S. limited partnership agreement or BGC Global limited partnership agreement, as the case may be, after the date of such agreement over (b) the amount of any prior distributions to such partner.

BGC U.S. or BGC Global, as the case may be, may, with the prior written consent of the holders of an Opcos majority in interest of the limited partnership interests, decrease the total amount distributed by BGC U.S. or BGC Global, as the case may be. In addition, if BGC U.S. or BGC Global, as the case may be, is unable to make the distributions required above as a result of any losses of the Opcos arising from the certain litigation claims, then BGC U.S. or BGC Global, as the case may be, will use reasonable best efforts to borrow such amounts as are necessary to make distributions that would have been received by the BGC Partners group in the absence of any such potential litigation claims and to make the estimated proportionate quarterly tax distribution to the Cantor group. The borrowing costs of any such borrowing will be treated as part of such potential litigation claims.

The limited partnership agreements of BGC U.S. and BGC Global also provide that at the election of BGC Partners, in connection with a repurchase of its Class A Common Stock or similar actions, BGC U.S. and BGC Global may redeem and repurchase from BGC Partners a number of units equivalent to the number of shares of common stock repurchased by BGC Partners in exchange for cash in the amount of the gross proceeds to be paid in connection with such stock repurchase. The proportion of such amount to be paid by BGC U.S. and BGC Global shall be determined by BGC Partners.

Transfers of Interests

In general, subject to the exceptions described below, no BGC U.S. partner or BGC Global partner, as the case may be, may transfer or agree to transfer all or any portion of, or any rights, title and interest in and to, its interest in BGC U.S. or BGC Global, as the case may be.

Limited partners of BGC U.S. and BGC Global may transfer their limited partnership interests in the following circumstances:

•	in connection with the contribution and the separation;

•	if the transferee limited partner will be a member of the BGC Partners group or the BGC Holdings group; or

•	with the prior written consent of the general partner and the limited partners (by affirmative vote of an Opcos majority in interest, not to be unreasonably withheld or delayed).

The special voting limited partner may transfer the special voting limited partnership interest in connection with the contribution and the separation or to a wholly owned subsidiary of BGC Holdings (except that in the event such transferee ceases to be a wholly-owned subsidiary of BGC Holdings, the special voting partnership interest will automatically be transferred to BGC Holdings, without any further action required on part of BGC U.S. or BGC Global, as the case may be, BGC Holdings or any other person).

The general partner may transfer its general partnership interest in the following circumstances:

•	in connection with the contribution and separation;

•	to a new general partner; or

•	with the special voting limited partner’s prior written consent.

The special voting limited partner may in its sole and absolute discretion remove any general partner, with or without cause. The general partner may resign as the general partner of BGC U.S. or BGC Global, as the case may be, for any reason, except that as a condition to any removal or resignation, the special voting limited partner will first appoint a new general partner who will be admitted to BGC U.S. or BGC Global, as the case may be, and the resigning or removed general partner will transfer its entire general partnership interest to the new general partner.

No partner may charge or encumber its BGC U.S. or BGC Global interest, as the case may be, or otherwise subject such interest to any encumbrance, except those created by the BGC U.S. limited partnership agreement or BGC Global limited partnership agreement, as the case may be.

Amendments

Each of the BGC U.S. and BGC Global limited partnership agreements cannot be amended except with the approval of each of the general partner and the limited partners (by the affirmative vote of an Opcos majority in interest) of BGC U.S. or BGC Global, as the case may be. In addition, each of the BGC U.S. and BGC Global limited partnership agreements cannot be amended to:

•	amend any provisions which require the consent of a specified percentage in interest of the limited partners without the consent of that specified percentage in interest of the limited partners;

•

alter the interest of any partner in the amount or timing of distributions or the allocation of profits, losses or credits, if such alteration would either materially adversely affect the economic interest of a partner or would materially adversely affect the value of interests, without the consent of the partners holding at least two-thirds of all units, in the case of an amendment applying in, substantially similar manner to all classes of interests, or two-thirds in interest of the affected class or classes of the partners, in the case of any other amendment; or

•	alter the special voting limited partner’s ability to remove a general partner.

The general partner of BGC U.S. or BGC Global, as the case may be, may authorize any amendment to correct any technically incorrect statement or error in order to further the parties’ intent or to correct any formality or error or defect in the execution of the BGC U.S. or BGC Global limited partnership agreement, as the case may be.

Corporate Opportunity; Fiduciary Duty

The BGC U.S. limited partnership agreement and BGC Global limited partnership agreement contain similar corporate opportunity provisions to those included in the BGC Partners certificate of incorporation with respect to BGC Partners and/or BGC Holdings and their respective representatives. See “Description of Capital Stock—Anti-Takeover Effects of Our Certificate of Incorporation and Bylaws and Delaware Law—Corporate Opportunity.”

Parity of Interests

The BGC U.S. limited partnership agreement and BGC Global limited partnership agreement provide that it is the non-binding intention of each of the partners of BGC U.S. and BGC Global and each of BGC Global and BGC U.S. that the number of outstanding BGC U.S. units equals the number of outstanding BGC Global units. It is the non-binding intention of each of the partners of BGC U.S. and BGC Global and each of BGC Global and BGC U.S. that there be a parallel issuance or repurchase transaction by BGC U.S. or BGC Global in the event of any issuance or repurchase by the other Opco so that the number of outstanding BGC U.S. units at all times equals the number of outstanding BGC Global units.

In August 2008, we were authorized to cause BGC Holdings to issue REUs in connection with acquisitions and to provide for such acquisitions to be done in only one of BGC U.S. or BGC Global when appropriate. In such event, we would not expect to maintain parity with respect to outstanding units in such entities.

Administrative Services Agreements

The Tower Bridge administrative services agreement and the administrative services agreement, which we collectively refer to as the “administrative services agreements,” have an initial term of three years, starting on January 1, 2007 and March 31, 2008, respectively. Thereafter, the administrative services agreements renew automatically for successive one-year terms, unless any party provides written notice to the other parties of its desire to terminate the agreement, in the case of the Tower Bridge administrative services agreement, at least 180 days, or, in the case of the administrative services agreement, 120 days, before the end of any such year ending during the initial or extended term, in which event the administrative services agreement will end with respect to the terminating party on the last day of such term. In addition, any particular service provided under the administrative services agreements may be cancelled by any party, with at least 90 days’ prior written notice to the providing party, with no effect on the other services. The terminating party will be charged a termination fee equal to the costs incurred by the party providing services as a result of such termination, including, any severance or cancellation fees.

Cantor is entitled to continued use of hardware and equipment it used prior to the date of the applicable administrative services agreements on the terms and conditions provided even in the event BGC Partners terminates the administrative services agreements, though there is no requirement to repair or replace.

During the term of the administrative services agreements, the parties will provide administrative and technical support services to each other, including:

•	administration and benefits services;

•	employee benefits, human resources, and payroll services;

•	financial and operations services;

•	internal auditing services;

•	legal related services;

•	risk and credit services;

•	accounting and general tax services;

•	space, personnel, hardware and equipment services;

•	communication and data facilities;

•	facilities management services;

•	promotional, sales and marketing services;

•	procuring of insurance coverage; and

•	any miscellaneous services to which the parties reasonably agree.

The administrative services agreements include provisions for allowing a provider or affiliate to arrange for a third party to provide for the services.

In consideration for the services provided, the providing party generally charges the other party an amount (including any applicable taxes) based on (1) the amount equal to direct cost that the providing party estimates it will incur or actually incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree. In addition, the Tower Bridge administrative services agreement provides that the receiving party will pay a mark-up on such costs in an amount to be agreed by the parties from time to time.

The administrative services agreements provide that the services recipient generally indemnifies the services provider for liabilities that it incurs arising from the provision of services other than liabilities arising from fraud or willful misconduct of the service provider.

We will continue to provide assets (principally computer equipment), systems/infrastructure and office space in the United Kingdom and Europe to Cantor, and, to the extent applicable, we and our affiliates will continue to do the same in Asia as well. It is expected, however, that certain of those assets and office space will be transferred to Tower Bridge or another service entity (subject to necessary third-party consents). We will provide these assets and office space to Tower Bridge to allow it to conduct its business. We will charge Cantor on the same basis as it charges Tower Bridge (although we will charge Tower Bridge without any mark-up). Tower Bridge will charge Cantor on the basis described above for such assets and office space once such assets and office space are transferred to Tower Bridge. These assets may be subject to operating leases with third-party leasing companies. We believe that the rate on such leases, subleases or licenses are no greater than would be incurred with a third party on an arm’s-length basis.

Tax Receivable Agreement

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

For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing our actual income and franchise tax liability to the amount of such taxes that we would have been required to pay had there been no depreciation or amortization deductions available to us that were attributable to an increase in tax basis (or any imputed interest) as a result of an exchange and had BGC Partners OldCo not entered into the tax receivable agreement. The tax receivable agreement was entered into on March 31, 2008, in connection with the transactions contemplated by the separation agreement, and will continue until all such tax benefits have been utilized or expired, unless we (with the approval by a majority of our independent directors) exercise our right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement, provided that if Cantor and we cannot agree upon a value, the agreement will remain in full force and effect. The actual amount and timing of any payment under the tax receivable agreement will vary depending on a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income.

Any amendment to the tax receivable agreement will be subject to approval by a majority of our independent directors.

REU Issuances

In the fourth quarter of 2007, certain non-executive employees of BGC Partners OldCo and other persons who provide services to BGC Partners OldCo were informed that they could expect to receive an aggregate of 295,816 REU interests in lieu of a portion of their discretionary bonus for 2007 having a post-termination payment amount of $3,017,279 and 153,736 REU interests to be considered as part of their total 2008 compensation having a post-termination payment amount of $1,567,998, in each case to be delivered in 2008 and issued upon the closing of the merger. The right to receive payment upon redemption of these REU interests vests over a three-year period, with 33.3% vesting on each of the anniversary dates. The REU interests will only be exchangeable for BGC Partners OldCo Class A common stock in accordance with the terms and conditions of the grant of such REU interests, which terms and conditions will be determined by the BGC Holdings general partner, with the written consent of the BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement. Post-termination payment amounts in each case were determined based on the eSpeed stock price on the date of each award.

Upon the closing of the merger, certain executive officers received an aggregate of 593,992 REU interests (265,487 for Howard W. Lutnick, 132,744 for Lee Amaitis, 132,744 for Shaun Lynn, 41,912 for Stephen M. Merkel and 21,105 for Robert K. West). These REU interests have an aggregate post-termination payment of $6,652,500 ($3,000,000 for Howard W. Lutnick, $1,500,000 for Lee Amaitis, $1,500,000 for Shaun Lynn, $427,500 for Stephen M. Merkel and $225,000 for Robert K. West). The REUs will only be exchangeable our Class A common stock in accordance with terms and conditions of the grant of such REU interests, which terms and conditions will be determined by us, as the indirect general partner of BGC Holdings, subject to Cantor’s consent, as the holder of a majority in interest of the BGC Holdings exchangeable limited partnership interest, in accordance with the terms of the BGC Holdings limited partnership agreement. The right to receive payment upon redemption of these REU interests for Messrs. Lutnick, Amaitis and Lynn immediately vested upon the closing of the merger. The right to receive payment upon redemption of these REUs for Messrs. West and

Merkel vests over a three-year period, with 33.3% vesting on each of the anniversary dates. Post-termination payments and the number of REUs in each case were determined based on the eSpeed stock price on the date of each award.

Pre-Merger Administrative Services Agreements

Under the pre-merger administrative services agreement, Cantor provided certain administrative and management services to eSpeed. Cantor made available to eSpeed some of its administrative and other staff, including its internal audit, treasury, legal, tax, insurance, human resources, facilities, corporate development and accounting staffs. Members of these staffs arranged for eSpeed’s insurance coverage and provide a wide array of services, including administration of eSpeed’s personnel and payroll operations, benefits administration, internal audits, facilities management, promotional sales and marketing, legal, risk management, accounting and tax preparation and other services. eSpeed reimbursed Cantor for the actual costs incurred by Cantor, plus other reasonable costs, including reasonably allocated overhead and any applicable taxes. eSpeed also entered into arrangements with Cantor under which eSpeed had the right to use certain assets, principally computer equipment, from Cantor. These assets may be subject to operating leases with third-party leasing companies. eSpeed also had arrangements with Cantor under which it shares office space provided by Cantor at their offices. Under the pre-merger administrative services agreement, eSpeed provided sales, marketing and public relations services to Cantor. Cantor reimbursed eSpeed for the actual costs incurred by eSpeed, plus other reasonable costs, including reasonably allocated overhead and any applicable taxes. The pre-merger administrative services agreement had an initial three-year term, had been renewed for three successive one-year renewal terms and would have continued to renew automatically for successive one-year terms unless canceled by either eSpeed or Cantor upon six months’ prior notice; provided, however, that eSpeed’s right to use the London office space would expire at the earlier of (1) the time Cantor’s lease expires in 2016 or (2) until Cantor ceases to be an affiliate of ours and Cantor asks us to vacate.

Pursuant to this pre-merger administrative services agreement, Cantor was required to obtain for eSpeed, among other things, property and casualty insurance of not less than $40 million and business interruption insurance of $25 million. Cantor had procured property insurance coverage for eSpeed covering its fixed assets and business interruption insurance of at least these coverage amounts. However, eSpeed was listed on this insurance policy as one of several insured parties, together with Cantor and several of its affiliates. This insurance policy was for aggregate amounts in excess of the amounts set forth above. This pre-merger administrative services agreement did not provide for the allocation of the proceeds among the named insured parties. Insurance proceeds paid to date were paid or to be paid to Cantor on behalf of all parties named on the policy, and Cantor had allocated these proceeds among the insured parties. As a result of the terrorist attacks of September 11, 2001, which we refer to as the “September 11 Events,” eSpeed’s offices in the World Trade Center were destroyed and eSpeed lost 180 of its employees, including many members of its senior management. As of December 31, 2006, eSpeed had received approximately $25.7 million of replacement property insurance proceeds in settlement for property damage related to the September 11 Events. eSpeed was entitled to reimbursement by Cantor for certain replacement assets, which replacement is nearing completion.

In the merger, this pre-merger administrative services agreement was terminated.

We are a party to an administrative services agreement, dated as of November 12, 2004, with eSpeed Brokerage. Under this agreement, eSpeed Brokerage agrees to compensate us for the actual cost (plus reasonable other costs, including reasonably allocated overhead and any applicable taxes) of certain services provided by us, including office space, personnel and certain corporate services, including, without limitation, cash management, internal audit, facilities management, legal, payroll, benefits administration and other administrative services. This agreement remains in effect until terminated upon the mutual agreement of all parties.

In connection with the Aqua transaction (described below), we, Cantor and Aqua entered into a services agreement. Pursuant to that agreement, Cantor provides certain services, including office space, personnel and corporate services such as cash management, internal audit, legal, payroll, benefits administration and other administrative services to Aqua. We provide technology support, infrastructure and development services for the actual cost (plus reasonable other costs, including reasonably allocated overhead and any applicable taxes).

Aqua

On May 30, 2007, the Financial Industry Regulatory Authority (“FINRA”) approved the partial ownership change and name change of Aqua (formerly known as eSpeed Securities, Inc.). Pursuant to such approval, we and Cantor entered into an agreement whereby we are entitled to a 49% interest in Aqua, and Cantor is entitled to a 51% interest in Aqua. Aqua is also authorized to receive clearing and administrative services from Cantor and technology infrastructure services from us. Aqua is authorized to pay sales commissions to brokers of Cantor or other brokers who participate in the sales process. On October 2, 2007, FINRA provided approval for Aqua to operate as an Alternative Trading System and to provide Direct Market Access for institutional block equity buyside and sellside firms.

Registration Rights Agreements

Pursuant to a registration rights agreement entered into by Cantor and us in connection with our formation and a registration rights agreement entered into by BGC Partners OldCo in connection with the separation and assumed by us in the merger, Cantor has received piggyback and demand registration rights.

Formation Registration Rights Agreement

Under the formation registration rights agreement, the piggyback registration rights allow Cantor to register the shares of Class A common stock issued or issuable to it in connection with the conversion of its shares of Class B common stock whenever we propose to register any shares of our Class A common stock for our own or another’s account under the Securities Act for a public offering, other than any shelf registration of shares of our Class A common stock to be used as consideration for acquisitions of additional businesses and registrations relating to employee benefit plans.

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

We have agreed to pay all costs of one demand and all piggyback registrations, other than underwriting discounts and commissions. We have also agreed to indemnify Cantor and any transferee for certain liabilities they may incur in connection with the exercise of their registration rights. All of these registration rights are subject to conditions and limitations, including (1) the right of underwriters of an offering to limit the number of shares included in that registration, (2) our right not to effect any demand registration within six months of a public offering of our securities and (3) that Cantor agrees to refrain from selling its shares during the period from 15 days prior to and 90 days after the effective date of any registration statement for the offering of our securities.

Separation Registration Rights Agreement

In connection with the separation, BGC Partners OldCo entered into the separation registration rights agreement with Cantor which provides that the holders of our common stock, issued or to be issued upon exchange of the BGC Holdings exchangeable limited partnership interests held by Cantor and for any shares of our common stock issued or issuable in respect of or in exchange for any shares of our common stock, are granted registration rights. We refer to these shares as “registrable securities,” and we refer to the holders of these registrable securities as “holders.”

The separation registration rights agreement provides that, after exchange of the BGC Holdings exchangeable limited partnership interests or conversion of Class B common stock into Class A common stock, as the case may be, each holder is entitled to unlimited piggyback registration rights, meaning that each holder can include his or her registrable securities in registration statements filed by us, subject to certain limitations. Cantor exercised such piggyback rights to participate in the June 2008 offering.

The separation registration rights agreement also grants Cantor four demand registration rights requiring that we register the shares of Class A common stock held by Cantor, provided that the amount of securities subject to such demand constitutes at least 10% of the shares of Class A common stock outstanding or has an aggregate market value in excess of $20 million and no more than one demand registration during any twelve-month period.

We will pay the costs but the holders will pay for any underwriting discounts or commissions or transfer taxes associated with all such registrations.

We have agreed to indemnify the holders registering shares pursuant to the separation registration rights agreement against certain liabilities under the Securities Act.

Freedom

We and Cantor formed Freedom to acquire a 66.7% interest in Freedom International Brokerage, a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, in April 2001. As of the closing of the merger, we became entitled to 100% of Freedom’s capital interest in Freedom International Brokerage and we assumed 100% of Freedom’s cumulative profits. As of December 31, 2008, the investment in Freedom International Brokerage was $9.8 million.

We also entered into the Freedom services agreements with Freedom International Brokerage.

Other Agreements

Services Agreements

Under the JSA, the Freedom services agreements and CO2e services agreement, eSpeed owned and operated the electronic trading systems and was responsible for providing electronic brokerage services, and Cantor and BGC Partners, Freedom and CO2e provided or provides voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. Pursuant to the terms of the merger agreement, the JSA and the CO2e services agreement terminated upon the completion of the merger. A description of the revenue sharing arrangements under these agreements that are or were in existence is or was as set forth below.

Revenue Sharing Arrangements

Under the JSA, as well as under the CO2e services agreement and the Freedom services agreements, eSpeed owned and operated the electronic trading systems and was responsible for providing electronic brokerage services, and BGC Partners, Freedom and CO2e provided or provides voice-assisted brokerage services, fulfillment services, such as clearance and settlement, and related services, such as credit risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to marketplace intermediary operations. In general, for fully electronic transactions in U.S. Treasuries, eSpeed received 65% of the transaction revenues and Cantor, BGC Partners or Freedom received 35% of the transaction revenues. From July 1, 2006, the 65%/35% revenue share between eSpeed and Freedom was paid on net transaction revenues, which were calculated after deductions of all electronic business-related broker commission payments (up to a 45% broker payout).

With respect to other fully electronic transactions, the following provisions were applicable:

•

With respect to foreign exchange transactions, the 65%/35% revenue share between eSpeed and Cantor was paid after the payment of any revenue share amount to certain participants on the foreign exchange market, which we refer to as the “foreign exchange” or “forex” market platform, and after payment of fees relating to clearance, settlement and fulfillment services provided by Cantor. Such clearing and settlement fees were shared 65%/35% in the event that the average cost of such services exceeded the average costs associated with clearing and settling cash transactions in U.S. Treasuries.

•

eSpeed had agreed to divide revenues with Cantor with respect to European government bonds traded electronically as follows: (1) the first $1.5 million of gross revenues from European government bonds traded electronically was shared 65% to eSpeed and 35% to Cantor, (2) from July 1, 2005 through June 30, 2009, net revenues for European government bonds derived from gross revenues in excess of $1.5 million was shared 50% to eSpeed and 50% to Cantor and (3) after June 30,2009, net revenues from European government bonds derived from gross revenues in excess of $1.5 million were to be then shared 65% to eSpeed and 35% to Cantor. Net revenues were calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses were not to exceed 50% of European government bonds electronic revenues.

•

eSpeed had agreed to divide revenues between it and Cantor with respect to all products other than benchmark U.S. Treasury securities, spot foreign exchange or European government bonds that would become electronically traded in the future (or until earlier termination upon completion of the merger) as follows: eSpeed received no less than 50% of the net revenues for such products for a period of four years from the date a customer entered an order on the eSpeed system for such products, or four years from the date of the amendment in the case of products which were then-currently voice- assisted for BGC Partners customers. At the end of such four-year period, the revenue share would have reverted to a payment to eSpeed of 65% of the net revenues for such products. Net revenues were calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses were not to exceed 50% of such electronic revenues.

•

With respect to the equity order routing business conducted for Cantor, eSpeed and Cantor each had traditionally received 50% of the revenues, after deduction of specified marketing, sales and other costs and fees. In addition, any eSpeed equity order routing business that was not conducted for Cantor was treated as a fully electronic transaction in which eSpeed would receive 65% of the revenues of any such business and Cantor would receive 35% of such revenues.

•

CO2e shared with eSpeed 50% of the fully electronic revenues. With respect to (1) certain network access facilities services agreements and (2) other circumstances in which Cantor referred network access facility services business to eSpeed, 60% of net revenues from such business was paid to Cantor and 40% of such revenues was paid to eSpeed. This revenue sharing arrangement was made after deduction of all sales commissions, marketing, helpdesk, clearing and direct third-party costs, including circuits and maintenance.

•

With respect to private labeling of the eSpeed system to Cantor parties, the net revenues between eSpeed and Cantor with respect to such privately labeled businesses were shared 50% to eSpeed and 50% to Cantor for a period of four years from the date such customer had begun trading. Thereafter, net revenues were shared 65% to eSpeed and 35% to Cantor. Net revenues were calculated after deduction of all electronic business-related broker payouts, commissions and other related compensation expenses, which payouts, commissions and compensation expenses were not to exceed 50% of such electronic revenues.

•

eSpeed was authorized to pay directly to BGC Partners brokers up to 10% of gross revenues on increased electronic trading on the eSpeed system by customers of such brokers in certain products. These payments were intended to provide incentive to voice brokers to encourage additional electronic trading on the eSpeed system by their customers and was solely in the discretion of our management. In addition, BGC Partners was authorized to pay directly to eSpeed sales personnel, or to eSpeed or its affiliates, discretionary payments of commissions generated by eSpeed sales personnel. These payments were intended to provide incentive to eSpeed sales personnel to encourage additional voice brokered and hybrid trading.

Effective October 1, 2005, eSpeed had amended its arrangement with Cantor with respect to Cantor’s gaming businesses to allow the Cantor parties to provide their own gaming development services. With that, former eSpeed technical personnel who had been primarily engaged in providing gaming development services for Cantor’s gaming businesses were hired directly by Cantor. Consequently, the payment provisions in the JSA were amended to provide eSpeed with a 12.5% share of the gaming transaction revenues. In exchange for such revenues share, eSpeed provided to Cantor all gaming-related ancillary IT services consistent with the ancillary information technology services as were then-currently provided by eSpeed, and all reasonable replacement ancillary information technology. Further, Cantor had reimbursed eSpeed for 100% of all direct costs expended by eSpeed for additional items requested by Cantor, in writing, which were solely dedicated to Cantor’s gaming business. eSpeed also provided to Cantor access to its business and property, including property, technology, software and hardware in order to engage in development with respect to Cantor’s gaming business.

In December 2005, eSpeed entered into an agreement with BGC Partners to provide the technology and support for the first integrated voice and electronic U.S. dollar repo trading platform for the primary dealer community. eSpeed and BGC Partners had split gross revenues generated by the new platform 50%/50% after a deduction of total broker compensation associated with the extra commission paid to BGC Partner’s brokers up to a cap of 50% of gross revenues.

In July 2006, eSpeed and Cantor entered into an agreement whereby eSpeed provided its ECCO products to Cantor free of charge until December 31, 2007, and eSpeed provided to Cantor new features and customized development work that it requested in writing with respect to its ECCO product and Cantor paid eSpeed for the cost of the development of those new features. Additionally, eSpeed was authorized to enter into an agreement with Cantor to provide a commission for third-party sales by a Cantor or BGC Partners salesperson equal to the equivalent amount that would be paid if the salesperson was a salesperson of eSpeed.

In general, for voice-assisted brokerage transactions, eSpeed received 7% of the transaction revenues, in the case of BGC Partners transactions, and received 35% of the transaction revenues, in the case of Freedom transactions. For CO2e, eSpeed received 20% of the transaction revenues. For screen-assisted open outcry brokerage transactions, eSpeed received 2.5% of the transaction revenues in the case of BGC Partners transactions, and on behalf of CO2e, eSpeed received 20% of the transaction revenues. In addition, until completion of the merger, BGC Partners was authorized to pay commissions to eSpeed sales personnel which complete voice-assisted transactions or to an eSpeed entity for the benefit of such persons.

Under various services agreements, eSpeed agreed to provide Cantor, BGC Partners, Freedom and CO2e technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, eSpeed charged Cantor, BGC Partners and Freedom the actual direct and indirect costs, including overhead, of providing such services and received payment on a monthly basis. These services were provided to CO2e and to Cantor with respect to its gaming business at no additional cost other than the revenue sharing arrangement set forth above. Also, in connection with Cantor’s gaming business, eSpeed had agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its written request in exchange for payment by Cantor of all of the direct costs for such items.

Under the terms of the JSA, eSpeed had agreed with Cantor to certain arrangements, including commission structures, pursuant to which Cantor and its affiliates participated in certain eSpeed marketplaces by posting quotations for their accounts and by acting as principal on trades. Such activity was intended, among other things, to assist these parties in managing their proprietary positions, and to facilitate transactions, add liquidity, increase commissions and attract additional order flow to the eSpeed system and revenues to both eSpeed and Cantor and its affiliates.

Non-Competition and Market Opportunity Provisions

The JSA imposed performance obligations on eSpeed and restricted its ability to compete with Cantor and Cantor’s ability to compete with it in markets that it and Cantor traditionally operated. eSpeed and Cantor agreed to exclude the TradeSpark and Freedom marketplaces from the provisions of the JSA in order to enable eSpeed to enter into separate agreements in connection with these marketplaces.

As noted above, the JSA terminated upon the completion of the merger. In addition, for a description of the corporate opportunity provisions of the Combined Company certificate of incorporation, please see “—Potential Conflicts of Interest and Competition with Cantor.”

Software Solutions Services

eSpeed provided to Cantor, BGC Partners, Freedom and CO2e, Software Solutions services, including (1) systems administration; (2) internal network support; (3) support and procurement for desktops of end-user equipment; (4) operations and disaster recovery services; (5) voice and data communications; (6) support and development of systems for clearance, settlement and other fulfillment services; (7) systems support for brokers; (8) electronic applications systems and network support and development; and (9) provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, eSpeed charged Cantor, BGC Partners and Freedom the actual direct and indirect costs, including overhead costs, that it incurred in performing these services. These services were provided to CO2e and to Cantor with respect to its gaming business at no additional cost other than the revenue sharing arrangement set forth above. With respect to Cantor’s gaming business, eSpeed had agreed to provide additional items such as hardware, machinery, personnel, communications lines and similar dedicated items to Cantor at its request in exchange for payment by Cantor of all of the direct costs for such items.

In connection with the merger, these arrangements with BGC Partners and CO2e were terminated.

Intellectual Property

Cantor had granted eSpeed a license covering Cantor’s patents and patent applications that related to the eSpeed system. The license was perpetual, irrevocable, worldwide and royalty-free and was exclusive, except in the event that (1) eSpeed was unwilling to provide to Cantor any requested services covered by the patents with respect to a marketplace and Cantor elected not to require eSpeed to do so, or eSpeed was unable to provide such services, or (2) eSpeed did not exercise its right of first refusal to provide to Cantor electronic brokerage services with respect to a marketplace, in which event, Cantor had a limited right to use the patents and patent applications solely in connection with the operation of that marketplace. Cantor cooperated with eSpeed, at its expense, in any attempt by eSpeed to prevent any third-party infringement of eSpeed’s patent rights under the license. Cantor had also granted to eSpeed a non-exclusive, perpetual, irrevocable, worldwide, royalty-free right and license to use the service marks “Cantor Exchange®,” “Interactive Matching® ,” “MOLESM” and “CX®.”

At the completion of the merger, the above mentioned licenses were terminated. Pursuant to the separation agreement, Cantor granted to BGC Partners a license in intellectual property that the Combined Company assumed in the merger. In addition, all intellectual property primarily related to the BGC businesses was transferred to BGC Partners pursuant to the separation agreement.

Tower Bridge

Currently, the principal activities of one of BGC Partners’ U.K. subsidiaries, Tower Bridge, is the provision of administrative and corporate services in Europe and Asia to BGC Partners and its direct and indirect, current and future, subsidiaries and to Cantor and its direct and indirect, current and future, subsidiaries. Tower Bridge is not regulated by the FSA, and, therefore, this assists the Combined Company in maximizing the efficiency of its regulatory capital usage in the United Kingdom.

Tower Bridge is a U.K. limited partnership, which is owned 52% by the Combined Company and 48% by Cantor. The right to share in profits and losses and receive distributions from Tower Bridge is divided between the Combined Company (and on behalf of its nominated entities) and Cantor (and on behalf of its nominated entities) based on these ownership interests.

The transfer to Tower Bridge is taking place in one or more phases. On December 31, 2006, BGC Partners completed the first phase by creating Tower Bridge and transferring the services businesses from one of BGC Partners’ U.K. subsidiaries to Tower Bridge for $4.5 million. The transferred services businesses included the support services that had been provided by such subsidiary at that time to the operating and regulated companies and partnerships owned and controlled by Cantor (including BGC Partners) and other entities where applicable, including administration and benefits services, employee benefits services, human resources and payroll services, financial services, financial operations services (including such subsidiary’s back office employees engaged mainly or wholly in the services businesses at that time) and the goodwill of such subsidiary in connection therewith but excluding related debts and liabilities. The transferred services business did not include any real property leased or licensed by such subsidiary or other assets held by such subsidiary (including leasehold improvements and computer assets). In subsequent phases (and subject to necessary third-party consents), on as yet unspecified dates, the Combined Company intends to transfer building leases, leasehold improvements and other fixed assets (for example, computer equipment). It is intended that the transfer take place on as neutral a basis as possible from tax and other cost perspectives. This may not be achievable and, therefore, the subsidiary might incur taxes and other costs, including capital gains tax and stamp duty land tax.

Tower Bridge provides these services to Cantor pursuant to the Tower Bridge administrative services agreement that Cantor entered into in connection with the separation. See “—Administrative Services Agreements.” Tower Bridge charges each recipient of services for actual costs incurred for services provided plus a mark-up (if any), as the parties may agree from time to time. Each recipient of services remains responsible for its own regulatory and other compliance functions.

Additional Previous Transactions

On June 5, 2000, each of Williams Energy Marketing & Trading, which we refer to as “Williams,” and Dynegy Inc., which we refer to as “Dynegy,” purchased a unit consisting of (a) 789,071 shares of our Class A common stock and (b) warrants exercisable for the purchase of up to 666,666 shares of our Class A common stock, for an aggregate purchase price for the unit of $25.0 million. The warrants have a per share exercise price of $35.20 and a 10-year term, and all of the warrants are currently exercisable. At such time as Williams and Dynegy (or their permitted affiliate assignees) have made an aggregate equity investment in us of an amount equal to at least $100.0 million, valued on a cost basis (and for so long as such parties maintain ownership of equity securities having such cost basis), Cantor is obligated to use its best efforts to cause one designee jointly selected by Williams and Dynegy to be nominated to our board of directors and to vote its shares of common equity in favor of such designee. In addition, we have provided Williams and Dynegy with piggyback registration rights for the Class A common stock underlying the warrants.

We have a 15% investment in EIP Holdings, LLC, which we refer to as “EIP Holdings,” which in turn has a 99.5% investment in TradeSpark, L.P., which we refer to as “TradeSpark,” a voice brokerage business in certain energy products. The business of TradeSpark has been wound up. Cantor has an 85% investment in EIP Holdings.

In connection with a transaction fee agreement dated August 21, 2002 that Cantor entered into with UBS AG and certain named affiliates, which we collectively refer to as “UBS,” we issued to UBS a warrant to purchase 300,000 shares of our Class A common stock which has been exercised with respect to 125,000 shares. The warrant has a term of 10 years and has an exercise price equal to $8.75, the market value of the underlying Class A common stock on the date of issuance. The warrant to purchase the remaining 175,000 is fully vested and non-forfeitable, and is exercisable nine years and six months after issuance. In addition, we have provided UBS with piggyback registration rights for the Class A common stock underlying the warrants.

On July 30, 2001, we entered into an agreement to form a business partner relationship with Deutsche Bank AG, which we refer to as “Deutsche Bank,” whereby Deutsche Bank agreed to channel its electronic market-making engines and liquidity for specified European fixed income products through our electronic trading platform. In connection with the agreement, Deutsche Bank purchased 750 shares of our Series C Redeemable Convertible Preferred Stock, which we refer to as “Series C Preferred,” at its par value of $0.01 per share. Each share of the Series C Preferred was convertible at the option of Deutsche Bank into 10 shares of the Company’s Class A common stock at any time during the five years ended July 31, 2006. At the end of each year of the five-year agreement in which Deutsche Bank fulfilled its liquidity and market-making obligations for specified products, 150 shares of Series C Preferred would automatically convert into warrants to purchase 150,000 shares of our Class A common stock at an exercise price of $14.79 per share. At the end of the five-year period, to the extent that Deutsche Bank had not fulfilled its obligations under the agreement and Series C Preferred shares remained outstanding, we had the option to redeem each share of the Series C Preferred outstanding in exchange for 10 shares of our Class A common stock. Deutsche Bank was deemed to have fulfilled its obligations under the agreement for the 12 months ended July 30, 2002, and, accordingly, a warrant to purchase 150,000 shares of our Class A common stock was issued by us. We informed Deutsche Bank that it was not in compliance with the agreement for the 12 months ended July 30, 2003, and a warrant was not issued for such period. Based on certain communications and Deutsche Bank’s inactivity with regards to this arrangement, we have further notified Deutsche Bank that we believe Deutsche Bank has terminated its right to receive warrants under the agreement for the remaining commitment periods. On March 17, 2008, we redeemed any and all outstanding shares of our Series C Redeemable Convertible Preferred Stock by issuing to Deutsche Bank AG 6,000 shares of our Class A common stock. In addition, we have provided Deutsche Bank with piggyback registration rights.

Indemnification by Cantor

Although we do not expect to incur any losses with respect to pending lawsuits or supplemental allegations relating to Cantor and Cantor’s limited partnership agreement, in connection with our initial public offering, Cantor agreed to indemnify us with respect to any liabilities it incurs as a result of such lawsuits or allegations.

Other Transactions

We enter into reverse repurchase agreements and other financing transactions with Cantor as short-term investments as part of our overall cash management strategy. These reverse repurchase agreements generally mature on a next-day basis. Interest rates for the reverse repurchase agreements are reset daily at approximate market rates, which are based on the Fed Funds Rate and the quality of the underlying collateral. It is our and Cantor’s policy to obtain collateral, which is valued daily, with a market rate equal to or in excess of the principal amount loaned under these reverse repurchase agreements. As an alternative to our ongoing policy of investing its cash in reverse repurchase agreements and other financing transactions with Cantor, on July 26, 2007 we entered into a secured promissory note and pledge agreement, which we refer to as the “secured loan,” with Cantor in which we agreed to lend Cantor up to $100.0 million on a secured basis from time to time, which we refer to as the “secured loan amount.” The secured loan is guaranteed by a pledge of our Class A or Class B common stock owned by Cantor equal to 125% of the outstanding secured loan amount, as determined on a next-day basis. The secured loan bears interest at the market rate for equity repurchase agreements plus 0.25% and is payable on demand. In September 2008, we were authorized to increase the amount of such secured loan from up to $100.0 million to all excess cash other than that needed for regulatory purposes and to accept as security pledges of any securities in addition to pledges of shares of our Class A or Class B common stock provided for under the original secured loan and pledge agreement. As of December 31, 2008, the reverse repurchase agreements between us and Cantor totaled $151.2 million, and there was no outstanding balance on the secured loan.

Cantor has granted certain of our employees, including Mr. Saltzman, our former Chief Operating Officer, awards of partnership units in Cantor with a notional value of $1.1 million. Such partnership units entitle the employee to participate in quarterly distributions of income by Cantor and receive post-termination payments equal to the notional value of the award in four equal installments on the first, second, third and fourth anniversaries of the employee’s termination provided that the employee has not engaged in any competitive activity with us or our affiliates prior to the date each payment is due. Mr. Saltzman’s entitlement to such post-termination payments vested in six equal annual installments beginning July 1, 2007, provided that, as of each such anniversary date, Mr. Saltzman was still employed by us or one of our affiliates and had not breached this agreement. Mr. Saltzman terminated his employment on January 23, 2008. The other Cantor partnership units held by Mr. Saltzman were fully vested on date of grant.

In February 2006, in conjunction with Cantor’s acquisition of IDT Horizon GT, Inc., which we refer to as “Horizon,” we entered into a software license agreement, which we refer to as the “Horizon License,” with Horizon, pursuant to which Horizon granted us a perpetual, fully paid-up, non-transferable (except to our affiliates) license of Horizon’s GovREPO software, a multi-currency, multi-entity, multi-portfolio, collateral management and trading system for fixed income securities. Management has estimated the fair value of the Horizon License at $1.5 million. The Horizon License permits us to use the software worldwide in connection with the processing of trades in our product offerings, provided that the software may not be used for the processing of the business of any other person, firm or entity. The Horizon License provides that, in the event Cantor sells the Horizon business, it will pay us an amount equal to 23% of the total consideration received in connection with such sale, up to a maximum of $1.5 million. In consideration for the Horizon License and support services to be provided under the Horizon License, we issued to Horizon a warrant to acquire 312,937 shares of Class A common stock, which warrant was not transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal of $8.87 per share.

On August 10, 2006, we entered into a Sponsored Research Agreement with a researcher and a U.S. university in which we agreed to pay $100,000 per year for five years in exchange for research and certain patent rights. In October 2006, we agreed with Cantor and BGC Partners OldCo that they would pay 75% of all payments made by us in connection with the Sponsored Research Agreement, and that to the extent, if any, that we make any charitable contributions to the university, Cantor and BGC Partners OldCo would make a proportional charitable contribution. In exchange for this agreement, we retain a non-exclusive license to all patents and patent applications resulting from the Sponsored Research Agreement within the field of fully electronic financial services, we have a license to the patents and patent applications in all financial services fields other than fully electronic, and Cantor has patent rights to all other patents and patent applications. We further agreed that, in the event that we or Cantor grants a license to such technology in the field of fully electronic financial services, we and Cantor will each receive 50% of all revenues from any such license.

Effective as of April 1, 2008, we were authorized to enter into an employee lease agreement with Cantor Fitzgerald Securities, pursuant to which certain employees of Cantor Fitzgerald Securities, will be deemed “leased employees” of BGC Partners, who will have the powers and rights of a common law employer of such employees.

In April 2008, we were authorized to enter into an indemnity agreement with Cantor with respect to the guarantee by Cantor of any liabilities associated with our application for a brokering license in China.

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

Effective as of September 1, 2008, we were authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor Fitzgerald, L.P. and its affiliates and us. The amount allocated to each party is based on the ratio of the total net amount of exposure for us and Cantor. In the event of any net amount of exposure for each of Cantor and us, the ratio of gross exposures between Cantor and us will be utilized to determine the shares of profit or loss allocated to each for the period. Each calculation is made monthly and is determined for a particular month using the weighted average for the prior month in the succeeding month.

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

Cantor has the right to purchase from BGC Holdings any non-exchangeable BGC Holdings limited partnership units held by any founding partner that are redeemed by BGC Holdings upon termination or bankruptcy of the founding partner. Any such BGC Holdings limited partnership units purchased by Cantor from BGC Holdings will be exchangeable by Cantor for shares of Class B common stock or, at Cantor’s election, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments), from the Company, on the same basis as Cantor’s other BGC Holdings limited partnership units. As of the date of this filing, as a result of the termination of 15 founding partners, BGC Holdings has the right to redeem an aggregate of 661,520 BGC Holdings limited partnership units. Accordingly, upon the redemption of any of the founding partners’ BGC Holdings limited partnership units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units pursuant to terms yet to be determined.

On December 1, 2008, certain founding partners of BGC Holdings, including Lee M. Amaitis, an executive officer and then-director of the Company, donated an aggregate of 1,629,190 shares of Class A Common Stock to The Cantor Fitzgerald Relief Fund. The founding partners’ donation covers the approximately $6.2 million in final net proceeds raised by employees of the Company on its annual September 11, 2008 Charity Day. Cantor separately donated 1,000,000 shares of Class A Common Stock to The Cantor Fitzgerald Relief Fund on December 1, 2008.

The shares of Class A Common Stock donated by the founding partners of BGC Holdings consisted of the following: (i) 103,512 shares previously owned by Mr. Amaitis; (ii) an aggregate of 519,276 shares (including 412,043 shares from Mr. Amaitis) donated by founding partners, which shares were transferred to them by Cantor pursuant to distribution rights that they received in connection with the separation and merger; and (iii) an aggregate of 1,006,402 shares (including 484,445 shares from Mr. Amaitis) donated by founding partners, which shares were issued to them by the Company upon exchange of founding partner units that they received in connection with the separation and merger. The aggregate 519,276 shares of Class A Common Stock transferred to founding partners by Cantor pursuant to distribution rights, and the 1,000,000 shares of Class A Common Stock donated by Cantor to The Cantor Fitzgerald Relief Fund, were issued to Cantor by the Company upon the conversion by Cantor of 1,519,276 shares of Class B Common Stock on December 1, 2008. In addition, on December 1, 2008, Cantor converted an additional 180,724 shares of Class B Common Stock into 180,724 shares of Class A Common Stock, 50,000 of which shares were donated by Cantor to a charitable organization on December 3, 2008. In the aggregate, on December 1, 2008, Cantor converted 1,700,000 shares of Class B Common Stock into 1,700,000 shares of Class A Common Stock.

In connection with the founding partners’ charitable donations, on December 1, 2008, Cantor agreed to accelerate the distribution of the aggregate 519,276 distribution rights shares solely to permit such founding partners to donate such shares to The Cantor Fitzgerald Relief Fund. Cantor also agreed, on December 1, 2008, to allow one founding partner to exchange 521,957 additional founding partner units for 521,957 shares of Class A Common Stock, and to accelerate the exchangeability of 484,445 of Mr. Amaitis’ founding partner units (which would have otherwise become exchangeable on the fifth anniversary of the Merger) for 484,445 shares of Class A Common Stock, in each case solely to permit such founding partner to donate such shares to The Cantor Fitzgerald Relief Fund. In addition, the Company, as the general partner of BGC Holdings, agreed to remove the contractual resale restrictions on the aggregate 1,006,402 shares solely to permit such founding partners to donate such shares to The Cantor Fitzgerald Relief Fund.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as such brokerage services were provided in the ordinary course and on terms no less than favorable to the receiving party than such services are provided to typical third-party customers. In no event shall the foregoing arrangement supersede any arrangements concerning brokerage or commissions previously agreed between BGC Partners and Cantor.

June 2008 Public Offering

On April 18, 2008, we filed a registration statement on Form S-1 with the SEC in respect of a proposed primary and secondary offering of our Class A common stock, which closed on June 10, 2008 (the “June 2008 Offering”). Cantor exercised its piggyback rights under the separation registration rights agreement to participate in the June 2008 Offering. In the June 2008 Offering an aggregate of 20,000,000 shares of Class A common stock, consisting of (a) 10,000,000 shares of Class A common stock sold by us and (b) an aggregate of 10,000,000 shares of Class A common stock sold by the selling stockholders, including 3,926,178 shares of Class A common stock sold by Cantor, were sold to the underwriters of such offering. The transaction resulted in aggregate net proceeds to Cantor, before underwriting discounts and commissions and counsel fees, of $30,310,094. Pursuant to the separation registration rights agreement, all expenses of the June 2008 Offering, except for underwriting discounts and commissions and counsel fees of the selling stockholders, were borne by us.

Cantor Fitzgerald & Co. and CastleOak Securities, L.P., which are affiliates of ours, Cantor, CFGM and Mr. Lutnick, acted as underwriters in the June 2008 Offering. As underwriters, Cantor Fitzgerald & Co. and CastleOak Securities, L.P. purchased from us and/or the selling stockholders 6,435,000 shares of Class A common stock and 200,000 shares of Class A common stock, respectively, and received discounts and commissions totaling $1,801,800 and $56,000, respectively.

Pursuant to the underwriting agreement entered into in connection with the offering, we and Cantor, as a selling stockholder, granted the underwriters an option, exercisable not later than 30 days after June 5, 2008, to purchase up to 3,000,000 additional shares of Class A common stock at a price of $7.72 per share. The option shares were to be sold by us or Cantor, or a combination thereof, at our election, however, the underwriters did not exercise this option.

In connection with its sale of 3,926,178 shares of Class A common stock in the June 2008 Offering, Cantor did not exchange any of its BGC Holdings limited partnership units. Therefore, Cantor remains able to exchange up to an aggregate of 20,000,000 of its BGC Holdings limited partnership units prior to the first anniversary of the completion of the separation for shares of Class A common stock in connection with a broad-based public offering, including all shares of Class A common stock received upon such exchange, underwritten by a nationally recognized investment banking firm. In connection with the June 2008 Offering, Cantor determined to accelerate the distribution of 6,248,331 shares of Class A common stock, distributable pursuant to distribution rights provided by Cantor to retained and founding partners, solely to permit such partners to sell such shares in the June 2008 Offering. In order to enable a founding partner to sell 467 shares of Class A common stock in the June 2008 Offering, we, as the general partner of BGC Holdings, determined to remove the resale restrictions on such shares.

Cantor also determined to accelerate the distribution of 175,000 shares of Class A common stock, distributable pursuant to distribution rights granted by Cantor to Mr. Merkel, solely to permit Mr. Merkel to sell such shares to us. Pursuant to a Stock Purchase Agreement, dated June 2, 2008, by and between Mr. Merkel and us, Mr. Merkel agreed to sell, and we agreed to purchase, 175,000 shares of Class A common stock. On June 10, 2008, we used a portion of the net proceeds received by us in the June 2008 Offering to purchase the 175,000 shares of Class A common stock from Mr. Merkel at a price of $7.72 per share. The sale resulted in aggregate proceeds to Mr. Merkel of $1,351,000. As a result of the transactions described above, the number of shares of Class A common stock receivable from Cantor by Mr. Merkel was 60,683 distribution rights, after deducting the 175,000 shares of Class A common stock he received from Cantor and sold to the Company.

The remaining net proceeds to us from the June 2008 Offering were contributed to BGC U.S. and BGC Global in exchange for BGC U.S. limited partnership interests and BGC Global limited partnership interests, which proceeds BGC U.S. and BGC Global intends to use for general corporate purposes. Prior to our contribution to BGC U.S. and BGC Global, Cantor notified us and BGC Holdings that it had no intention of exercising any of its co-investment rights described above under “—Separation Agreement” that might arise as a result of the June 2008 Offering; therefore, no co-investment rights were triggered in Cantor when we made this contribution.

As required by the Cantor Limited Partnership Agreement and the BGC Holdings Limited Partnership Agreement, as applicable, the partners who sold distribution rights shares and exchange shares in the June 2008 Offering used an aggregate of $55.6 million of their proceeds to repay indebtedness or other obligations owed to Cantor or to third-party lenders guaranteed by Cantor, incurred in connection with the acquisition of the original Cantor limited partnership units in respect of which the partners had received their distribution rights and BGC Holdings limited partnership units in connection with the separation.

Clearing Arrangements

Following its merger on April 1, 2008, BGC Partners, Inc. and its affiliates (collectively “BGC Partners”) BGC Partners received regulatory approval from FINRA for self-clearing its own securities transactions, and have begun self-clearing transactions in mortgage-backed securities, equities, corporate and other DTC-eligible bonds and repurchase agreements. However, BGC Partners has not begun to clear its own transactions in U.S. Treasury and U.S. Government Agency securities.

Accordingly, since the closing of the merger, BGC Partners has continued to receive from Cantor Fitzgerald, L.P. and its affiliates (“Cantor”) certain clearing services in the U.S. pursuant to its pre-existing clearing agreement (“Clearing Services”). These Clearing Services have been provided since April 1, 2008 in exchange for payment by BGC Partners of third-party clearing costs and allocated costs.

On November 5, 2008, BGC Partners entered into an Agreement (the “Agreement”) with Cantor. Pursuant to the terms of the Agreement, so long as Cantor is providing Clearing Services to BGC Partners, Cantor shall be entitled to request from BGC Partners, and BGC Partners shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the Agreement. The amounts requested shall reflect CFLP’s reasonable determination of its or its affiliates’ required capital requirements in connection with the Clearing Services and/or potential additional funds which may be required to replace Cantor funds being otherwise utilized to post capital requirements for the benefit of BGC Partners. To date, Cantor has not requested any amounts under the Agreement.

The Agreement shall not require BGC Partners to provide cash or property which is required to be maintained by BGC Partners to meet the capital requirements of its regulated entities or the needs of the ordinary operation of its businesses. Cantor shall not be required to pay interest on the amounts provided by BGC Partners.

The Agreement is terminable by either party on 90 days’ notice. BGC Partners shall be entitled to withdraw a portion of the provided assets from time to time with mutual agreement by Cantor that such funds are in excess of the amounts reasonably required by Cantor. As soon as practicable following termination of the Agreement by either party, Cantor has agreed to return the provided assets to BGC Partners.

BGC Partners has further agreed to formalize its agreement to pay Cantor to clear its securities transactions at Cantor’s cost, which shall include all direct and third-party costs, as well as allocated costs. These amounts have been paid to Cantor since April 1, 2008.

BGC Partners relies upon Cantor to provide Clearing Services and, in the absence of the Agreement, it would have to secure an alternative third-party clearing arrangement to provide such Clearing Services, which might be at higher rates or otherwise on less favorable terms.

We intend to continue this relationship with Cantor. Accordingly, we expect that Cantor will continue to post clearing capital on our behalf and we will either post clearing capital with Cantor as requested under the Agreement or continue to invest our excess via reverse repurchase agreements or in other overnight investments. In the absence of such an arrangement, BGC Partners may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of these transactions. The increased capital requirements required in connection with the clearing of our securities transactions could have a material adverse impact on BGC Partners’ ability to pay dividends, repurchase its stock or affect strategic acquisitions or other opportunities. However, BGC Partners believes that the Agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude the Company from meeting its cash needs in the near term.

Potential Conflicts of Interest and Competition with Cantor

Various conflicts of interest between us and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of capital stock, sales or distributions of shares of our common stock and the exercise by Cantor of control over our management and affairs.

Cantor will continue to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our common stock or other securities. This control will be subject to the approval of our independent directors on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of the Company. This control will also be exercised because:

•

Cantor is, in turn, controlled by CFGM, its managing general partner, and, ultimately, by Mr. Lutnick, who serves as our Chief Executive Officer and Chairman. Mr. Lutnick is also the Chairman of the Board and Chief Executive Officer of Cantor and the President and controlling stockholder of CFGM;

•

Mr. Amaitis, who served as our Co-Chief Executive Officer until December 19, 2008 and currently serves as our non-executive Vice Chairman, is also the President and Chief Executive Officer of the gaming businesses of Cantor Fitzgerald and its affiliates; and

•	Mr. Merkel, who serves as our Executive Vice President, General Counsel and Secretary, is employed as Executive Managing Director, General Counsel and Secretary of Cantor.

Messrs. Lutnick and Merkel have holdings in Cantor through partnership unit ownership, including distribution rights.

The service of officers or partners of Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from Cantor, and its affiliates, could create conflicts of interest when we and those directors or officers are faced with decisions that could have different implications for Cantor and us. In addition, although in connection with the separation Cantor redeemed all of the Cantor limited partnership interests held by founding partners for BGC Holdings limited partnership interests and distribution rights, Messrs. Lutnick and Merkel continue to hold Cantor limited partnership and other interests in Cantor and its affiliates, including distribution rights, and were not redeemed for BGC Holdings limited partnership interests in connection with the separation or the merger.

It is also expected that Cantor will manage its ownership of our company so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of common stock or securities convertible or exchangeable into shares of common stock that would dilute the voting power in us of the holders of BGC Holdings exchangeable limited partnership interests.

Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:

•	potential acquisitions and dispositions of businesses;

•	our issuance or disposition of securities;

•	the election of new or additional directors to our board of directors;

•

the payment of dividends by us (if any), distribution of profits by BGC U.S., BGC Global and/or BGC Holdings and repurchases of shares of our common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers;

•	business operations or business opportunities of us and Cantor that would compete with the other party’s business opportunities, including brokerage and financial services by us and Cantor;

•	labor, tax, employee benefits, indemnification and other matters arising from the separation or the merger;

•	intellectual property matters;

•	business combinations involving us;

•	the terms of the merger agreement, the separation agreement and the related agreements we entered into in connection with the separation and merger;

•	conflicts between our agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

•	competition between our and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses; and

•	the nature, quality and pricing of administrative services to be provided by Cantor and/or Tower Bridge.

In addition, Cantor has from time to time in the past considered possible strategic realignments of the business relationships that exist between and among Cantor and the businesses comprising the Company and may do so in the future. Any future related-party transactions or arrangements between us and Cantor, until Cantor ceases to hold 5% of our voting power, are subject to the prior approval by a majority of our independent directors, but generally will not otherwise require the separate approval of our stockholders, and if such approval were required, Cantor would retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders.

Agreements and other arrangements with Cantor, including the separation agreement, may be amended upon agreement of the parties to those agreements and approval of our audit committee. During the time that we are controlled by Cantor, Cantor may be able to require us to agree to amendments to these agreements. We may not be able to resolve any potential conflicts and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. As a result, the prices charged to or by us for services provided under agreements with Cantor may be higher or lower than prices that may be charged to or by third parties, and the terms of these agreements may be more or less favorable to us than those that we could have negotiated with third parties.

In order to address potential conflicts of interest between us and Cantor and our representatives, our certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve Cantor and its representatives, and our powers, rights, duties and liabilities in connection with our relationship with Cantor and its affiliates, officers, directors, general partners or employees and representatives.

Our certificate of incorporation provides that no Cantor Company (as defined below) or any of the representatives (as defined below) of a Cantor Company will owe any fiduciary duty to, nor will any Cantor Company or any of their respective representatives be liable for breach of fiduciary duty to, us or any of our stockholders. To the extent that any representative of a Cantor Company also serves as our director or officer, such person will owe fiduciary duties to us in his or her capacity as our director or officer. In addition, none of any Cantor Company or any of their representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as us, or doing business with any of our clients or customers.

If a third party presents a corporate opportunity (as defined below) to a person who is a representative of us and a representative of a Cantor Company, expressly and solely in such person’s capacity as a representative of us, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person:

•	will be deemed to have fully satisfied and fulfilled any fiduciary duty that person has to us;

•	will not be liable to us or any of our stockholders for breach of fiduciary duty by reason of such person’s action or inaction with respect to the corporate opportunity;

•	will be deemed to have acted in good faith and in a manner that such person reasonably believed to be in, and not opposed to, our best interests; and

•	will be deemed not to have breached such person’s duty of loyalty to us and our stockholders, and not to have derived an improper personal benefit therefrom.

A Cantor Company may pursue such a corporate opportunity if we decide not to.

If a corporate opportunity is not presented to a person who is both a representative of us and a representative of a Cantor Company and, expressly and solely in such person’s capacity as a representative of us, such person will not be obligated to present the corporate opportunity to us or to act as if such corporate opportunity belongs to us, and such person:

•	will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as a representative of us with respect to such corporate opportunity;

•	will not be liable to us or any of our stockholders for breach of fiduciary duty by reason of such person’s action or inaction with respect to such corporate opportunity;

•	will be deemed to have acted in good faith and in a manner that such person reasonably believed to be in, and not opposed to, our best interests; and

•	will be deemed not to have breached a duty of loyalty to us and our stockholders and not to have derived an improper personal benefit therefrom.

For purposes of the above:

•	“Cantor Company” means Cantor and any of its affiliates (other than, if applicable, the Company and its affiliates);

•	“representatives” means, with respect to any person, the directors, officers, employees, general partners or managing member of such person; and

•

“corporate opportunity” means any business opportunity that we are financially able to undertake that is, from its nature, in our lines of business, is of practical advantage to us and is one in which we have an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of Cantor or their respective representatives will be brought into conflict with our self-interest.

Leases

We have offices in the United States, United Kingdom and Asia. Our principal executive offices are located at contiguous space at 499 Park Avenue, New York, New York. For 2008, such rental expense was approximately $0.2 million and anticipated to be approximately $0.2 million in 2009. We also occupy a large space at 199 Water Street, New York, New York. Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the 16-year term of the lease for such spaces.

Our largest presence outside of the New York metropolitan area is in London. In the second quarter of 2006, we relocated our principal London office to One Churchill Place, Canary Wharf.

We occupy a concurrent computing center in Rochelle Park, New Jersey and a Midwest data center in Chicago, Illinois. In March 2007, we opened an additional data center in Trumbull, Connecticut. Our U.S. operations also lease office space in Boston, Massachusetts, Chicago, Illinois, Dallas, Texas, Los Angeles,

California and Shrewsbury, New Jersey. In addition to our London location, our foreign operations lease office space in Hong Kong and Singapore. We believe that our facilities are adequate for our current operations. We believe that out facilities are adequate for our current operations and that we could potentially accommodate at least another 400 employees worldwide without acquiring additional space.

Certain Acquisitions and Dispositions of Interests in our Capital Stock by Cantor

Our board of directors has determined that Cantor is a “deputized” director of the Company for purposes of Rule 16b-3 under the Exchange Act with respect to the transactions contemplated by the separation and the merger. Rule 16b-3 exempts from the short-swing profits liability provisions of Section 16(b) of the Exchange Act certain transactions in an issuer’s securities between the issuer or its majority-owned subsidiaries and its officers and directors if, among other things, the transaction is approved in advance by the issuer’s board of directors or a disinterested committee of the issuer’s board of directors. The Rule 16b-3 exemption extends to any such transactions by an entity beneficially owning more than 10% of a class of an issuer’s equity securities if the entity is a “deputized” director because it has a representative on the issuer’s board of directors. Our board of directors’ intent in determining that Cantor is a “deputized” director is that Cantor’s acquisitions or dispositions of shares of our common stock or interests in our common stock from or to us or their respective majority-owned subsidiaries will be eligible for the Rule 16b-3 exemption from the short-swing profits liability provisions of Section 16(b) of the Exchange Act.

Repurchases and Purchases

Our board of directors and our Audit Committee have authorized repurchases of our common stock, and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries and as of December 31, 2008, approximately $40.3 million was remaining in such authorization. These repurchases may include those held by Cantor or our executive officers or other related entities, at the volume weighted average price, to the extent available, of such securities on the date on which such purchase or repurchase is made or, in some cases, at the closing price. We may actively continue to make purchases from time to time.

On September 22, 2008, we repurchased an aggregate of 1,261,491 shares of our Class A common stock at $4.00 per share, for an aggregate purchase price of $5,045,964. Also in September 2008, we repurchased an additional 1,901,581 shares for an aggregate price of $10,206,086. These stock repurchases were pursuant to our existing stock repurchase program.

The 1,261,491 shares were purchased from partners of Cantor and BGC Holdings as follows: (i) 198,487 shares were purchased from partners of Cantor, which partners had received distribution rights from Cantor in connection with the separation and merger of BGC Partners; (ii) 259,882 shares were purchased from founding partners of BGC Holdings, which shares were transferred to them pursuant to distribution rights from Cantor in connection with the separation and merger; and (iii) 803,122 shares were purchased from founding partners of BGC Holdings and were issued upon exchange of exchangeable founding partner units in BGC Holdings that such founding partners received in connection with the separation and merger.

In connection with the stock repurchase, Cantor agreed to accelerate the distribution of the distribution rights shares solely to permit such partners to sell such shares to us. We, as the general partner of BGC Holdings, further removed the contractual resale restrictions on the exchange shares solely to permit such founding partners to sell such shares us. In addition, as required by the Cantor Limited Partnership Agreement and the BGC Holdings Limited Partnership Agreement, as applicable, an aggregate of $2,120,356 of the partners’ proceeds of the sales of the 458,369 distribution rights shares and the 803,122 exchange shares was used to repay indebtedness or other obligations of such partners to Cantor or to third-party lenders guaranteed by Cantor, incurred in connection with the acquisition of the original Cantor limited partnership units in respect of which the partners had received their distribution rights and BGC Holdings limited partnership units in connection with the separation.

In connection with the Company’s stock repurchase program, in February and March of 2009, the Company repurchased an aggregate of 3,481,888 shares of its Class A common stock for an aggregate purchase price of $6.5 million. From time to time, the Company has retained Cantor Fitzgerald & Co. as agent in connection with these purchases. In March 2009, as part of its existing stock repurchase program, management was authorized to repurchase shares from all holders, including Cantor and its partners, employees and affiliates or the Cantor Fitzgerald Relief Fund. Included in these first quarter repurchases was the Company’s purchase on March 12, 2009 of an aggregate of 2,600,000 shares of its Class A Common Stock at an aggregate price of $5,174,000 from the Cantor Fitzgerald Relief Fund, a portion of which shares had been donated by certain founding partners in connection with the 2008 Charity Day and a portion of which had been donated by Cantor. As of March 13, 2009, the Company had approximately $33.8 million available under its original $100 million stock repurchase program.

Repayment of Existing Loans and Required Capital Contributions

Following the separation, but prior to the merger, certain limited partners of Cantor and certain founding partners sold to Cantor for cash all or a portion of the distribution rights and/or BGC Holdings founding partner interests held by such persons, or, in the case of Mr. Lee Amaitis, his limited partnership interests in Cantor were redeemed by Cantor for cash. Specifically, in connection with the separation and prior to the merger, Messrs. Amaitis, Lynn and Merkel, as well as two other individuals who are employed by us or one or more of our affiliates, used some of the proceeds that they received in respect of the purchases of distribution rights and/or BGC Holdings founding partner interests and/or redemption of their Cantor limited partnership interests to repay certain loans made or guaranteed by Cantor for repayment of borrowings to their applicable lenders or for payment of required capital contributions, for the substantial majority of which Cantor was the lender, or in the case of capital contributions, the recipient, and the remainder of which were guaranteed by Cantor. With respect to Mr. Amaitis, he funded the loan repayment using the cash or other property that he received from Cantor in connection with the redemption of a portion of his Cantor limited partnership interests. With respect to the other individuals, they funded the loan repayment using the BGC Holdings limited partnership interests and/or distribution rights provided to them in connection with the redemption of their Cantor limited partnership interests in connection with the separation. Specifically, such individuals sold some of their BGC Holdings limited partnership interests and/or distribution rights to Cantor based on the closing price of eSpeed Class A common stock on the date of closing of the merger, which price was $11.75 per share. With respect to the distribution rights that Cantor acquired, Cantor immediately sold the BGC Partners units underlying such distribution rights to BGC Partners OldCo for the same price per unit that it paid to the individuals for the distribution rights, which price was $11.75 per share. Cantor then immediately exchanged the BGC Holdings limited partnership interests that it purchased for BGC Partners units on a one-for-one basis and sold such units to BGC Partners for the same price per unit that it paid to individuals for their BGC Holdings limited partnership interests. The right to the proceeds, net of applicable taxes, was assigned in connection with the merger by these individuals for repayment of borrowings to their applicable lenders or for payment of required capital contributions prior to the merger, for the substantial majority of which Cantor was the lender, or in the case of capital contributions, the recipient, and the remainder of which were guaranteed by Cantor in the amount of, including accrued interest, $46,282,680 for Mr. Amaitis, $8,095,534 for Mr. Lynn, $466,397 for Mr. Merkel, $2,935,730 for one of the other individuals who is employed by the Company or one of its affiliates, and $329,354 for the other individual who is employed by the Company or one of its affiliates, respectively. Following these transactions and repayments, Messrs. Amaitis and Lynn held 3,160,215 and 2,515,898 founding partner interests respectively; and Messrs. Lutnick, Merkel and West did not hold any founding partner interests. Messrs. Lutnick, Amaitis and Merkel also held distribution rights to receive from Cantor, over time, 7,742,325 shares, 412,043 shares and 235,683 shares respectively, of our common stock. Messrs. Lynn and West did not hold any distribution rights. In addition, CFGM, the managing general partner of Cantor, KBCR, a general partner of Cantor, LFA, a limited liability company whose members include Mr. Lutnick’s wife, and the Trust hold distribution rights to receive from Cantor, over time, 2,050,197 shares, 2,048,000 shares, 171,842 shares and 1,610,182 shares, respectively, of the Combined Company’s Common Stock. Mr. Lutnick is the President and sole stockholder of CFGM, the managing member of each of KBCR and LFA and has limited powers to remove and replace the trustees of the Trust. Cantor’s exchange of the BGC Holdings limited partnership interests that it acquired from Mr. Lynn, and the other two individuals was an exception to the general restriction on exchanges by Cantor until March 31, 2009, one year after the completion of the separation, other than in an amount of up to 20 million in connection with a broad-based public offering including all shares of BGC Partners Class A common stock received upon such exchange underwritten by a nationally recognized investment banking firm.

Following the transactions and repayments described above, Messrs. Amaitis and Lynn held 3,160,215 and 2,515,898 BGC Holdings founding partner interests, respectively. These amounts include 1,100,000 and 200,000 of BGC Holdings founding partner units granted to Messrs Amaitis and Lynn, respectively, by Cantor which became exchangeable upon the closing of the merger into shares of our Class A common stock on a one-to-one basis (subject to customary anti-dilution adjustments), with all of the shares received by either of them upon exchange being immediately saleable, subject to applicable law. For a description of the BGC Holdings founding partner units held by Messrs. Amaitis and Lynn, including the terms of the exchangeability of such interests, see “—Amended and Restated BGC Holdings Limited Partnership Agreement—Exchanges.”

Mr. Windeatt, who will be our Chief Operating Officer effective January 1, 2009, has a standard employment agreement with us which is currently in effect and pursuant to which he is paid 200,000 GBP per year, or $286,380 (based on a U.S. dollar exchange rate of USD 1.00=GBP 1.43190 in effect on November 6, 2008). In addition to his salary and discretionary bonus payments, we provide to Mr. Windeatt automotive insurance allowance having a value of approximately $1,217 per month and a premium apartment lease in the amount of approximately $67,536 per year. The premium lease is an agreement between us and his landlord in which we pay the lease amount on behalf of Mr. Windeatt for the period of the lease. In September 2007, Mr. Windeatt received 18,628 RSUs of BGC Partners which vest over two years. In 2008, Mr. Windeatt received 11,800 REUs of BGC Holdings which vest over three years and have a post termination amount of $120,355. None of the REUs is currently exchangeable. As a partner of BGC Holdings, Mr. Windeatt’s capital account as has a value of approximately $425,000. He does not have any outstanding loans. In connection with the merger, Mr. Windeatt received 26,052 rights to shares from Cantor and 130,260 founding partner units. On March 31, 2008, Mr. Windeatt repaid his outstanding High Distribution II and High Distribution III Accounts in the total amount of $262,351 together with an outstanding special loss allocation of $4,500 to Cantor by redemption of all of his distribution right shares and 16,473 founding partner units. As of December 31, 2008, Mr. Windeatt held no distribution rights shares and 113,787 founding partner units, of which 9,579 are currently exchangeable into shares of Class A common stock. In December 2008, he received 58,624 REUs, vesting over three years.

BGC Partners Restricted Stock Units

Prior to the merger, in the third quarter of 2007, BGC and certain of its subsidiaries entered into agreements with certain of their employees pursuant to which the employees agreed to exchange an aggregate of approximately $7,915,312 of their compensation earned in 2007 for the delivery in 2008 of 990,734 RSUs, which would be issued upon the closing of the merger. These RSUs vest over a two-year period, with 50% vesting on each of the anniversary dates. In addition, in the fourth quarter of 2007, certain employees of BGC and other persons who provide services to BGC Partners OldCo were informed that they could expect to receive an aggregate of 169,747 RSUs in lieu of a portion of their discretionary bonus for 2007 having an aggregate estimated value of $1,706,020 and 995,446 RSUs to be considered as part of their total 2008 compensation having an aggregate estimated value of $10,149,802, in each case to be delivered in 2008 and issued upon the closing of the merger. These RSUs vest over a three-year period, with 33.3% vesting on each of the anniversary dates. Aggregate estimated values in each case are determined based on the eSpeed stock price on the date of each award.

These issuances were in addition to the 133,860,000 shares of BGC Partners common stock and rights to acquire common stock issued in the merger and are dilutive to all stockholders. The shares ultimately issuable pursuant to the RSUs will be shares of BGC Partners Class A common stock issued pursuant to the BGC Partners Long-Term Incentive Plan or similar plan.

Continuing Interests in Cantor

The founding partners and other limited partners of Cantor, including Messrs. Lutnick, Amaitis, Lynn, Merkel and West, received distribution rights in the separation. The distribution rights of founding partners, including Messrs. Amaitis, Lynn and West, entitle the holder to receive a fixed number of shares of the BGC Partners Class A common stock, with one-third of such shares distributable on each of the first, second and third anniversaries of the merger. The distribution rights of the other limited partners in Cantor who did not become founding partners, including Messrs. Lutnick and Merkel, generally entitle the holder to receive a distribution of a fixed number of shares of BGC Partners common stock on April 1, 2017, subject to acceleration in certain circumstances, as follows:

•

with respect to distribution rights received in respect of units in Cantor, including units acquired at any time as a result of reinvestment in respect thereof, held three years or longer as of the completion of the merger, one-third of the shares underlying the distribution right on each of the 12-, 18- and 24-month anniversaries of April 1, 2008; and

•

with respect to distribution rights received in respect of units in Cantor, including units acquired at any time as a result of reinvestment in respect thereof, held less than three years as of the completion of the merger, one-fifth of the shares underlying the distribution right on each of the 12-, 18-, 24-, 30- and 36-month anniversaries of April 1, 2008.

In addition, the managing general partner of Cantor will be able to grant earlier distribution of the shares to founding partners and the other limited partners of Cantor. The ownership of these distribution rights and underlying shares of common stock is not dependent upon continued employment with BGC Partners or Cantor, although, in the case of Cantor limited partners that did not become founding partners, the continuing provision of services to Cantor will, in the absence of a breach of the partner obligations, result in accelerated receipt of the shares underlying these distribution rights as described above.

In connection with our June 2008 public offering, Cantor distributed 6,073,355 shares of our Class A common stock such offering. In connection with the stock repurchase from partners of Cantor and BGC Holdings described above under “- Repurchases and Purchases”, Cantor agreed to accelerate the distribution of an aggregate of 458,369 distribution rights shares solely to permit such partners to sell such shares to us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young, LLP (“Ernst & Young”) during the year ended December 31, 2008 and Deloitte & Touche LLP (“Deloitte”) during the year ended December 31, 2007:

	Year Ended December 31,
	2008		2007(e)
Audit fees(a)	$3,262,645		$6,091,118
Audit-related fees(b)	82,937		26,686
Tax fees	—		—
All other fees	104,250	(c)	640,000	(d)

Total	$3,449,832		$6,757,804

(a)	Audit fees consist of: (i) the integrated audit of our consolidated financial statements included in our Annual Report on Form 10-K, including the audit of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002; (ii) reviews of the interim condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q; and (iii) statutory and regulatory audits and other services related to SEC matters.
(b)	Fees for audit-related services consisted of compliance reviews and due diligence engagements.
(c)	Fees consist of U.K. regulatory advisory services.
(d)	Fees for services rendered in connection with the merger.
(e)	Fees for the year ended December 31, 2007 reflect fees incurred by eSpeed and by the BGC Division.

Audit Committee’s Pre-Approval Policies and Procedures

During 2008, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ending December 31, 2008. Ernst & Young was also approved to perform reviews, pursuant to Statement on Auditing Standards No. 100, of our quarterly financial reports for the third and fourth fiscal quarters within the year ended December 31, 2008 and certain other audit related services such as accounting consultations. Pursuant to our Audit Committee charter, the Audit Committee will pre-approve all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to certain minimum exceptions set forth in the charter.

Change In Independent Registered Public Accounting Firm

On June 25, 2008, the Company determined to replace Deloitte with Ernst & Young as the Company’s independent registered public accounting firm effective August 11, 2008, the date of the completion of Deloitte’s review of the Company’s interim condensed consolidated financial statements for the fiscal quarter ending June 30, 2008. On July 1, 2008, the Audit Committee engaged Ernst & Young as the Company’s independent registered public accounting firm, commencing with the review of the Company’s interim condensed consolidated financial statements for the fiscal quarter ending September 30, 2008. The decision to change auditors was approved by the Audit Committee and was previously reported on a Current Report on Form 8-K filed with the SEC by the Company on July 1, 2008 and an amendment to such Form 8-K filed with the SEC by the Company on August 15, 2008.

Except as described below, (1) Deloitte’s audit reports on the Company’s consolidated financial statements for the two fiscal years ended December 31, 2007 and the Company’s internal control over financial reporting as of December 31, 2006 and 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, (2) during the Company’s two fiscal years ended December 31, 2007, and through August 11, 2008, there were no disagreements between the Company and Deloitte on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte’s satisfaction, would have caused it to make reference to the matter in conjunction with its reports on the Company’s consolidated financial statements for the relevant year and the Company’s internal control over financial reporting for the relevant year, and (3) during the Company’s two fiscal years ended December 31, 2007, and through August 11, 2008, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

As has been previously disclosed by the Company, subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2006, its management became aware that certain revenues and expenses related to a portion of the development of related-party software covered under the amended and restated joint services agreement, dated October 1, 2005 (the “JSA”), between the Company and Cantor required restatement. On August 23, 2007, the Company filed an Amendment to its Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K/A”), to reflect the restatement of its audited financial statements for the years ended December 31, 2006, 2005 and 2004, the financial information in the Selected Financial Data for the five-year period ended December 31, 2006, the unaudited selected quarterly financial information for each quarter in the years ended December 31, 2006 and 2005, and related financial information and disclosures, including a revised Management’s Annual Report on Internal Control Over Financial Reporting and the accompanying Report of Independent Registered Public Accounting Firm included in Item 9A, originally filed with the SEC on Form 10-K on March 15, 2007. As a result of this restatement, the Company’s management determined that a material weakness existed in the Company’s internal control over financial reporting with respect to controls over the proper application of generally accepted accounting principles for certain revenues and expenses related to a portion of the development of related-party software covered under the JSA; the management’s revised report on internal controls, included in Item 9A of the 2006 10-K/A, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006; and Deloitte’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, also included in Item 9A of the 2006 10-K/A, contained an adverse opinion on the effectiveness of such controls as of December 31, 2006. As disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as of December 31, 2007, the material weakness described above had been remediated, and Deloitte issued a report concluding that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Furthermore, as previously disclosed by the Company, the management of BGC Partners OldCo, which was merged with and into eSpeed, Inc. on April 1, 2008 in a combination of entities under common control identified a material weakness in BGC Partners OldCo’s internal control over financial reporting, including the lack of a formal, documented closing process designed to identify key financial reporting risks. During the course of 2008, we substantially completed the following initiatives which are aimed at addressing this weakness:

•	establishing what we believe are appropriate internal controls for the monthly closing process, including a more formal schedule and account substantiation and reconciliation tools;

•	establishing a single global general ledger with a standard global chart of accounts; and

•	taking steps aimed at ensuring that we have the appropriate staff within our organization.

The Audit Committee has authorized Deloitte to respond fully to any inquiries of the Company’s successor independent registered public accounting firm, Ernst & Young.

During the Company’s two fiscal years ended December 31, 2007, and through June 30, 2008, neither the Company, nor anyone on its behalf, consulted with Ernst & Young with respect to either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided by Ernst & Young to the Company that Ernst & Young concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue, or (2) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

We have been informed by Ernst & Young that their firm has no direct financial interest nor any material indirect financial interest in us or any of our affiliated companies. Ernst & Young has not had any connection during the past three years with us or any of our affiliated companies in the capacity of promoter, underwriter, voting trustee, director, officer or employee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. See Index to Financial Statements on page 105.

(a)(2) Schedule I, Parent Company Only Financial Statements. All other schedules are omitted because they are not applicable, not required or the required information is in the financial statements or the notes thereto.

(a)(3) The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. Schedules and similar attachments to the exhibits designated by a double asterisk (**) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. BGC Partners, Inc. will supplementally furnish a copy of them to the SEC upon request. We have requested confidential treatment as to certain portions of the Exhibits designated by a cross (+), which portions have been omitted and filed separately with the Securities and Exchange Commission.

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate Form of Underwriting Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant issued to Dynegy, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

Exhibit Number	Exhibit Title
4.3	Warrant issued to Williams Energy Marketing & Trading Company (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.4	Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

4.5	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.6	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.7	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.8	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.9	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.10	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.11	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.6	Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

Exhibit Number	Exhibit Title
10.7	Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.8	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

10.9	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.10	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.11	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.12	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.13	eSpeed, Inc. Amended and Restated Incentive Bonus Compensation Plan, dated as of January 1, 2007 (incorporated by reference to Annex A to the Registrant’s Proxy Statement dated November 17, 2007)

10.14	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.15	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.16	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.17	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.18	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.19	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.20	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title
10.21	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.22	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.23	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.24	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.25	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.26	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.27	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.28	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.29	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.30	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.31	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel

10.32	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P.

10.33	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.35	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.36	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

Exhibit Number	Exhibit Title
10.37	Amendment of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.38	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008

10.39	First Amendment to Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P. dated as of March 1, 2009

10.40	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc.

21.1	List of Subsidiaries of BGC Partners, Inc.

23.1	Consent of Deloitte & Touche LLP, independent auditors

23.2	Consent of Ernst & Young LLP, independent auditors

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Principal Financial Officer Relating to a Periodic Report Containing Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2009.

BGC Partners, Inc.

By:	/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

Powers Of Attorney

Each person whose signature appears below hereby authorizes and constitutes Howard W. Lutnick and Stephen M. Merkel, and each of them singly, his or her true or her and lawful attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign and file any and all amendments to this Annual Report Form 10-K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and he or she hereby ratifies and confirms all that said attorney-in-fact or either of them, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date

/S/ HOWARD W. LUTNICK Howard W. Lutnick	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/S/ ROBERT K. WEST Robert K. West	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/S/ JOHN H. DALTON John H. Dalton	Director	March 13, 2009

/S/ CATHERINE P. KOSHLAND Catherine P. Koshland	Director	March 13, 2009

/S/ BARRY R. SLOANE Barry R. Sloane	Director	March 13, 2009

/S/ ALBERT M. WEIS Albert M. Weis	Director	March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the management of BGC Partners, Inc.,

We have audited the consolidated financial statements of BGC Partners, Inc., formerly eSpeed, Inc. (the “Company”), as of December 31, 2007, and for each of the two years in the period ended December 31, 2007, and have issued our report thereon dated April 16, 2008. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

April 16, 2008

BGC PARTNERS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$281	$35,923
Reverse repurchase agreements with related parties	—	503
Secured loan receivable from related party	—	65,000
Fixed assets, net	—	51,840
Investments	859	7,064
Investments in subsidiaries	196,665	404,083
Other intangible assets, net	—	4,546
Receivables from related parties	4,313	41,951
Other assets	2,223	66,684

Total assets	$204,341	$677,594

Liabilities and Stockholders’ Equity
Payables to related parties	16,091	$152,645
Accounts payable, accrued and other liabilities	—	48,772
Deferred revenue	—	6,852

Total liabilities	16,091	208,269
Total stockholders’ and members’ equity	188,250	469,325

Total liabilities and stockholders’ equity	$204,341	$677,594

See accompanying Notes to Condensed Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Transaction revenues	$2,544	$11,083	$14,351
Fees from related parties	5,341	17,617	16,182
Software solutions	1,562	6,339	14,430
Insurance recovery from related parties	—	—	3,500
Grant income	—	—	3,100
Interest income	4	—	261
Other revenues	26	3,274	—

Total revenues	9,477	38,313	51,824

Expenses:
Compensation and employee benefits	6,971	47,253	31,970
Occupancy and equipment	—	3,909	1,491
Fees to related parties	2,058	8,459	5,207
Acquisition related costs	—	6,641	2,026
Interest expense	477	9,671	8,785
Other expenses	12,590	53,239	46,389

Total expenses	22,096	129,172	95,868
Loss from continuing operations before income taxes	(12,619)	(90,859)	(44,044)
Equity (loss) income of subsidiaries	(24,040)	118,695	(79,702)
Benefit for income taxes	(6,950)	(3,166)	(17,355)

Net (loss) income available to common stockholders	$(29,709)	$31,002	$(106,391)

Per share data:
Basic (loss) earnings per share	$(0.28)	$0.17	$(0.58)

Basic weighted average shares of common stock outstanding	105,771	184,326	184,074

Fully diluted (loss) earnings per share	$(0.28)	$0.17	$(0.58)

Fully diluted weighted average shares of common stock outstanding	105,771	185,482	184,074

See accompanying Notes to Condensed Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Net (loss) income available to common stockholders	$(29,709)	$31,002	$(106,391)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	6,117	26,042	30,011
Gain on insurance recovery from related parties	—	—	(3,500)
Equity-based compensation	16	12,806	2,306
Equity in net losses (gains) of unconsolidated investments	24,040	(117,861)	79,664
Deferred income tax (benefit) expense	(3,490)	(3,044)	692
Recognition of deferred revenue	(1,973)	(5,412)	(7,292)
Other	1,784	3,909	1,491
Changes in operating assets and liabilities:
(Increase) decrease in reverse repurchases agreements with related parties	(49)	336	1,991
(Increase) decrease in receivables from related parties	(140,450)	38,257	(2,190)
(Increase) in other assets	(28,873)	(13,544)	(26,916)
(Decrease) increase in accounts payable, accrued and other liabilities	(23,289)	29,916	4,929
Increase (decrease) in payables to related parties	39,674	(24,202)	45,117
Increase in deferred revenue	764	4,150	3,398

Net cash (used in) provided by operating activities	(155,438)	(17,645)	23,310

CASH FLOWS FROM INVESTING ACTIVITIES
Secured loan to related party	—	(185,000)	—
Payments of secured loan by related party	65,000	120,000	—
Purchase of fixed assets	(1,641)	(13,099)	(10,279)
Capitalization of software development costs	(3,560)	(20,320)	(16,231)
Capitalization of patent defense and registration costs	(537)	(1,504)	(1,270)
Decrease in restricted cash	—	1,827	—
Increase in investment in unconsolidated subsidiary	(28,568)	(1,363)	—
Insurance recovery from related parties	—	—	3,500

Net cash provided by (used in) investing activities	30,694	(99,459)	(24,280)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from subsidiaries	44,154	152,879	—
Proceeds from primary offering of Class A common stock, net	72,342	—	—
Issuance of Class A common stock upon exchange of founding partner units and distribution rights	3,824	—	—
Repurchase of Class A common stock	(19,248)	(373)	(93)
Proceeds from exercises of stock options and warrants	1,174	810	1,346
Stock-based compensation	6,887	158	(423)
Cancellation of RSUs in satisfaction of withholding tax requirements	(1,431)	(464)	11
Dividends to stockholders	(18,600)	—	—

Net cash provided by financing activities	89,102	153,010	841

Net (decrease) increase in cash and cash equivalents	(35,642)	35,906	(129)
Cash and cash equivalents at beginning of period	35,923	17	146

Cash and cash equivalents at end of period	$281	$35,923	$17

Supplemental non-cash information
Contribution of eSpeed operations to subsidiary upon merger	$(298,178)	$—	$—

See accompanying Notes to Condensed Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

1. Organization and Basis of Presentation

The accompanying Parent Company Only Condensed Financial Statements of BGC Partners, Inc. (formerly known as eSpeed, Inc.) (“BGC Partners” or the “Company”) should be read in conjunction with the Consolidated Financial Statements of BGC Partners, Inc. and subsidiaries and the notes thereto.

On April 1, 2008, BGC Partners, LLC merged with and into eSpeed, which survived the merger and was renamed BGC Partners. In connection with the merger, eSpeed contributed its assets, liabilities and operations to BGC Partners, L.P. and BGC Global Holdings, L.P., in exchange for limited partnership interests in these entities.

2. Commitments, Contingencies and Guarantees

On March 31, 2008, BGC Partners, L.P. , a subsidiary of the Company, entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of Senior Notes to a number of investors. The Notes are due April 1, 2010, with interest payable semiannually at the rate of 5.19% per annum.

In connection with the issuance of these Notes, the Company provided a guarantee of payment and performance of BGC Partners L.P’s obligations pursuant to the Note Purchase Agreement.

As of December 31, 2008, the Company has not been called upon to fulfill any obligations under the guarantee.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant issued to Dynegy, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.3	Warrant issued to Williams Energy Marketing & Trading Company (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.4	Warrant Agreement, dated as of April 4, 2001, among eSpeed, Inc. and the Freedom participants named therein (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

4.5	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.6	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.7	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit Number	Exhibit Title
4.8	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.9	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.10	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.11	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.6	Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.7	Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.8	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

10.9	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.10	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

Exhibit Number	Exhibit Title
10.11	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.12	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.13	eSpeed, Inc. Amended and Restated Incentive Bonus Compensation Plan, dated as of January 1, 2007 (incorporated by reference to Annex A to the Registrant’s Proxy Statement dated November 17, 2007)

10.14	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.15	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.16	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.17	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.18	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.19	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.20	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.21	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.22	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.23	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.24	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.25	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title
10.26	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.27	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.28	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.29	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.30	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.31	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel

10.32	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P.

10.33	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.35	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.36	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.37	Amendment of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.38	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008

10.39	First Amendment to Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P. dated as of March 1, 2009

10.40	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc.

21.1	List of Subsidiaries of BGC Partners, Inc.

23.1	Consent of Deloitte & Touche LLP, independent auditors

23.2	Consent of Ernst & Young LLP, independent auditors

Exhibit Number	Exhibit Title
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Principal Financial Officer Relating to a Periodic Report Containing Financial Statements.