Form 10-Q
period 2009-03-31
BGC Partners, Inc.
filed 2009-05-11
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On May 6, 2009, the registrant had 47,689,501 shares of Class A common stock, $0.01 par value, and 30,148,107 shares of Class B common stock, $0.01 par value, outstanding.

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

PART I—FINANCIAL INFORMATION

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$300,874	$204,930
Cash segregated under regulatory requirements	2,437	5,101
Reverse repurchase agreements with related parties	63,011	151,224
Loan receivables from related parties	980	980
Securities owned	4,801	887
Marketable securities	1,106	920
Securities borrowed	23,734	—
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	250,755	177,831
Accrued commissions receivable, net	129,628	127,639
Forgivable loans and other receivables from employees and partners	90,634	80,597
Fixed assets, net	135,433	136,812
Investments	25,287	26,559
Goodwill	63,500	63,500
Other intangible assets, net	16,240	17,066
Receivables from related parties	29,102	14,780
Other assets	58,161	59,515

Total assets	$1,195,683	$1,068,341

Liabilities, Redeemable Partnership Interest, and Total Equity
Accrued compensation	$128,108	$113,547
Securities sold, not yet purchased	1,151	321
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	224,615	119,262
Payables to related parties	61,268	50,316
Accounts payable, accrued and other liabilities	169,744	177,340
Deferred revenue	12,896	13,774
Long-term debt (Note 14)	150,000	150,000

Total liabilities	747,782	624,560
Redeemable partnership interest (Note 2)	112,859	102,579
Equity (Note 2)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 61,735 and 61,735 shares issued at March 31, 2009 and December 31, 2008, respectively; and 47,685 and 51,222 shares outstanding at March 31, 2009 and December 31, 2008, respectively	617	617
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 30,148 and 30,148 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively, convertible into Class A common stock	301	301
Additional paid-in capital	269,641	271,161
Treasury stock, at cost: 14,050 and 10,513 shares of Class A common stock at March 31, 2009 and December 31, 2008, respectively	(88,540)	(81,845)
Retained earnings	10,038	1,958
Accumulated other comprehensive loss	(3,408)	(3,942)

Total stockholders’ equity	188,649	188,250

Noncontrolling interest in subsidiaries (Note 2)	146,393	152,952

Total equity	335,042	341,202

Total liabilities, redeemable partnership interest, and equity	$1,195,683	$1,068,341

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Commissions	$172,280	$254,031
Principal transactions	91,261	51,896
Fees from related parties	14,924	20,913
Market data	4,462	5,544
Software solutions	1,498	2,083
Interest income	1,312	3,853
Other revenues	320	586
Losses on equity investments	(2,143)	(1,796)

Total revenues	283,914	337,110
Expenses:
Compensation and employee benefits	175,837	274,545
Allocation of income to founding/working partner units	4,227	—
Allocation of income to REUs	852	—

Total compensation and employee benefits	180,916	274,545
Occupancy and equipment	25,824	30,722
Fees to related parties	4,335	6,540
Professional and consulting fees	7,484	15,546
Communications	15,324	16,720
Selling and promotion	15,004	15,235
Commissions and floor brokerage	3,675	3,713
Interest expense	2,397	7,663
Other expenses	7,630	6,235

Total expenses	262,589	376,919
Income (loss) from continuing operations before income taxes	21,325	(39,809)
Provision for income taxes	7,031	8,070

Consolidated net income (loss)	14,294	(47,879)

Less: Net income attributable to noncontrolling interest in subsidiaries	6,214	654

Net income (loss) available to common stockholders	$8,080	$(48,533)

Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$8,080	$(48,533)

Basic earnings (loss) per share	$0.10	$(0.26)

Basic weighted average shares of common stock outstanding	80,561	184,967

Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$19,892	$(48,533)

Fully diluted earnings (loss) per share	$0.10	$(0.26)

Fully diluted weighted average shares of common stock outstanding	199,981	184,967

Dividends declared per share of common stock	$0.09	$—

Dividends declared and paid per share of common stock	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Consolidated net income (loss)	$14,294	$(47,879)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Compensation related to partner redemptions and exchangeability of founding partner units	—	84,063
Allocation of income to founding/working partner units and REUs	5,079	—
Fixed asset depreciation and intangible asset amortization	13,078	15,123
Forgivable loan amortization	7,185	7,974
Stock-based compensation	2,686	3,580
Other investment losses	2,143	1,796
Deferred tax benefit	(2,883)	(78)
Recognition of deferred revenue	(3,412)	(2,611)
Other	501	1,281
Changes in operating assets and liabilities:
Decrease in cash segregated under regulatory requirements	2,664	463
Decrease in reverse repurchase agreements	—	7,560
Increase in reverse repurchase agreements with related parties	(3,009)	(242,929)
Increase in securities borrowed	(23,734)	—
Increase in securities owned	(3,967)	(1,067)
(Increase) decrease in receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	(76,162)	31,113
Increase in accrued commissions receivable, net	(2,398)	(36,483)
Increase in receivables from related parties	(14,055)	(13,461)
Increase in forgivable loans and other receivables from employees and partners	(17,316)	(13,550)
Decrease (increase) in other assets	2,232	(5,593)
Increase in securities sold, not yet purchased	830	—
Increase in payables to brokers, dealers, clearing organizations, customers and related broker-dealers	107,362	133,401
Increase in accrued compensation	13,471	24,061
Increase in deferred revenue	2,534	671
Decrease in accounts payable, accrued and other liabilities	(4,856)	(473)
Increase (decrease) in payables to related parties	10,952	(110,611)

Net cash provided by (used in) operating activities	33,219	(163,649)

(Continued)

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of secured loan by related party	—	65,000
Reverse repurchase agreements with related party	91,222	21,182
Purchases of fixed assets	(5,895)	(5,805)
Decrease in restricted cash	—	302
Capitalization of software development costs	(4,091)	(4,155)
Capitalization of patent defense and registration costs	(363)	(520)
Increase in loan receivables from related parties	—	(980)
Investment in unconsolidated entities	(871)	—

Net cash provided by investing activities	80,002	75,024

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	76,232
Long-term borrowings	—	150,000
Repayments of long-term borrowings with related parties	—	(196,818)
Repurchase of Class A common stock	(6,695)	—
Proceeds from exercises of stock options and warrants	—	1,105
Excess tax benefit from stock-based compensation	—	13
Earnings distributions to Cantor, founding/working and REU partners	(5,155)	—
Dividends to stockholders	(3,255)	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	—	(273)

Net cash (used in) provided by financing activities	(15,105)	30,259

Effect of exchange rate changes on cash	(2,172)	—
Net increase (decrease) in cash and cash equivalents	95,944	(58,366)
Cash and cash equivalents at beginning of period	204,930	277,299

Cash and cash equivalents at end of period	$300,874	$218,933

Supplemental cash information:
Cash paid during the period for taxes	$5,895	$2,611

Cash paid during the period for interest	$450	$7,761

Supplemental non-cash information
Conversion of Class B common stock into Class A common stock	$—	$10
Investment of non-cash assets in ELX	$—	$18,333

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2008

(in thousands, except share amounts)

(unaudited)

	Members' Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in- Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries
Balance, January 1, 2008	$235,454	$368	$205	$313,238	$(62,597)	$(17,282)	$(61)	$2,352
Capital distribution to Cantor upon separation/merger	(130,000)	—	—	—	—	—	—	—
Contribution of common stock from Cantor upon separation/merger (9,618,764 Class A common stock and 12,350,307 Class B common stock)	(23,946)	97	123	23,726	—	—	—	—
Settlement of intercompany balances upon separation/merger	4,354	—	—	—	—	—	—	—
Redemption of founding partner units upon separation/merger	84,063	—	—	—	—	—	—	—
Recapitalization upon merger; allocation of equity to founding partners and Cantor	(121,847)	—	—	(93,309)	—	—	—	113,038
Conversion of Class B common stock to Class A common stock	—	27	(27)	—	—	—	—	—
Primary offering of Class A common stock, net	—	100	—	28,403	—	—	—	43,839
Capital contribution by founding partners to cover 2008 Charity Day	—	—	—	6,191	—	—	—	—
Repurchase of Class A common stock, 4,011,072 shares	—	—	—	—	(19,248)	—	—	—
Dividends to stockholders	—	—	—	(19,468)	—	868	—	—
Earnings distributions to Cantor, founding/working and REU partners	—	—	—	—	—	—	—	(24,478)
Stock-based compensation	—	4	—	5,927	—	—	—	—
Issuance of Class A common stock upon exchange of founding partner units and distribution rights, 1,809,524 shares	—	18	—	6,783	—	—	—	—
Other	—	3	—	(330)	—	3	—	(1,167)
Comprehensive income:
Consolidated net (loss) income	(48,078)	—	—	—	—	18,369	—	19,368
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(2,448)	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(1,433)	—

Comprehensive (loss) income	(48,078)	—	—	—	—	18,369	(3,881)	19,368

Balance, December 31, 2008	$—	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$152,952

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2009

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, December 31, 2008	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$152,952	$341,202
Repurchase of Class A common stock, 3,537,258 shares	—	—	—	(6,695)	—	—	—	(6,695)
Stock-based compensation	—	—	1,722	—	—	—	—	1,722
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	(6,053)	(6,053)
Dividends to stockholders	—	—	(3,255)	—	—	—	—	(3,255)
Earnings distributions to Cantor, founding/working and REU partners	—	—	—	—	—	—	(5,155)	(5,155)
Other	—	—	13	—	—	—	—	13
Comprehensive income:
Consolidated net income	—	—	—	—	8,080	—	6,214	14,294
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	89	(1,271)	(1,182)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	445	(294)	151

Comprehensive income	—	—	—	—	8,080	534	4,649	13,263

Balance, March 31, 2009	$617	$301	$269,641	$(88,540)	$10,038	$(3,408)	$146,393	$335,042

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

The merger has been accounted for as a combination of entities under common control. eSpeed was deemed the acquirer and BGC Partners, LLC was deemed the acquiree. According to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, since the merger was a transaction between entities under common control, the assets and liabilities of BGC Partners, LLC were transferred at historical cost and the results of operations and cash flows have been reflected in the unaudited condensed consolidated financial statements as if the merger occurred as of the earliest period presented.

The Company’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008.

The unaudited condensed consolidated financial statements reflect the historical financial position, results of operations and cash flows of BGC Partners as if the merger occurred as of the earliest period presented, with the exception of certain capital and tax modifications which became effective as of April 1, 2008. Specifically, the historical financial statements of BGC Partners, for the periods prior to April 1, 2008, do not give effect to the following matters, which are described in more detail in Note 2, The Separation, Merger and Recapitalization, Note 3, Earnings Per Share and Note 17, Income Taxes:

•	The capitalization of the acquired net assets of BGC Partners, LLC;

•	Modification in tax structure;

•	Allocations of net income to founding/working partner units and REUs;

•	Redeemable partnership interest;

•	Noncontrolling interest in subsidiaries held by Cantor; and

•	Basic and fully diluted earnings per share calculations.

The unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated statements of financial condition, the condensed consolidated statements of operations, the condensed consolidated statements of cash flows, and the condensed consolidated statements of changes in equity of the Company for the interim periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on December 31, 2009.

Recently Adopted Accounting Pronouncements:

SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest of the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective as of January 1, 2009. The Company adopted the provisions of SFAS 160 when they became effective on January 1, 2009.

SFAS No. 161: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

FASB Staff Position (“FSP”) No. 142-3: In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

FASB Staff Position (“FSP”) EITF No.03-6-1: In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not have a material effect on the Company’s consolidated financial condition, results of operations, cash flows or earnings per share.

EITF No. 07-5: In June 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), which provides guidance about whether an instrument should be classified as equity and not marked to market for accounting purposes. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

Founding/working partner units receive quarterly allocations of net income based on their weighted average pro rata share of economic ownership. This allocation is reflected in the Company’s condensed consolidated statements of operations as “Allocation of income to founding/working partner units”, which is a separate component of compensation expense. However, in quarterly periods in which the Company has a net loss, the Company does not reflect an allocation of the loss to founding/working partner units. Rather, the allocation of the net loss is reflected as a component of “Noncontrolling interest in subsidiaries”.

At the Company’s discretion, the founding/working partner units may become exchangeable for Class A common stock on a one-for-one basis.

REU holders

BGC Holdings issues REUs to certain of its limited partners. The REUs entitle the holder to participate in distributions of BGC Holdings’ income and to receive post-termination payments equal to the notional value of the grant in four equal yearly installments after the holder’s termination. REUs receive allocations of net income for each quarterly period. This allocation is reflected in the Company’s condensed consolidated statements of operations as “Allocation of income to REUs”, which is a separate component of compensation expense. However, in quarterly periods in which the Company has a net loss, the Company does not reflect an allocation of the loss to REUs. Rather, the allocation of the net loss is reflected as a component of “Noncontrolling interest in subsidiaries”.

At the Company’s discretion, the REUs may become exchangeable for Class A common stock on a one-for-one basis.

Cantor

Cantor’s limited partnership interest in BGC Holdings as a result of its contribution of the BGC Division is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s condensed consolidated statements of financial condition. Cantor receives allocations of net income based on its weighted average pro rata share of economic ownership for each quarterly period. This allocation is reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s condensed consolidated statements of operations.

In quarterly periods in which the Company has a net loss, the amount reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” represents the allocation for founding/working partner units, REUs and Cantor’s limited partnership interest.

Common stockholders

Common stockholders’ interest is the interest held by the public, including Cantor, in the form of Class A and Class B common stock. This interest is reflected as “Total stockholders’ equity” in the Company’s consolidated statements of financial condition.

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

SFAS No. 128, Earnings Per Share (“SFAS 128”), establishes standards for computing and presenting earnings per share (“EPS”). SFAS 128 requires the dual presentation of basic and diluted EPS on the face of the Company’s condensed consolidated statements of operations and requires a reconciliation of numerators (net income (loss)) and denominators (weighted-average shares of common stock outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average shares of common stock outstanding. From April 1, 2008, net income is allocated to each of the four economic ownership classes described above in Note 2, based on each class’s pro rata economic ownership. The weighted-average shares of common stock outstanding have been retroactively restated to all periods prior to April 1, 2008 to give effect to the shares issued in connection with the merger. There were no net income allocations to founding/working partners units, REUs, or Cantor for the periods prior to April 1, 2008 as it is assumed that all of the Company’s net income (loss) for those periods was allocated to all economic owners, including common stockholders.

The Company’s earnings for the three months ended March 31, 2009 and 2008 were allocated as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Allocation of income to founding/working partner units	$4,227	$—
Allocation of income to REUs	852	—
Allocation of income to Cantor	6,733	—
Net income (loss) available to common stockholders (1)	8,080	(48,533)

The following is a reconciliation of the Company’s basic earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$8,080	$(48,533)

Basic weighted average shares of common stock outstanding (1)	80,561	184,967

Basic earnings (loss) per share	$0.10	$(0.26)

(1)	The weighted average shares outstanding for the three months ended March 31, 2008 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for that period, allocations to founding/working partners, REUs and Cantor have not been deducted from net income.

Fully diluted earnings (loss) per share is calculated utilizing net income (loss) available for common stockholders plus net income allocations to the founding/working partner units, REUs, and Cantor; and dividing it by the weighted average number of BGC Holdings units held by founding/working partners and Cantor, the weighted average number of REUs outstanding, the Company’s weighted average outstanding shares of common stock, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including options, RSUs and warrants, were exercised, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. The following is a reconciliation of the Company’s fully diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Fully diluted earnings (loss) per share:
Net income (loss) available to common stockholders	$8,080	$(48,533)
Allocation of income to founding/working partner units	4,227	—
Allocation of income to REUs	852	—
Allocation of income to Cantor	6,733	—

Net income (loss) for fully diluted shares	$19,892	$(48,533)

Basic weighted average shares of common stock outstanding (1)	80,561	184,967
Restricted stock units	1,642	—
BGC Holdings units held by founding/working partners	42,148	—
REUs	8,492	—
BGC Holdings units held by Cantor	67,138	—

Fully diluted weighted average shares of common stock outstanding	199,981	184,967

Fully diluted earnings (loss) per share	$0.10	$(0.26)

(1)	The weighted average shares outstanding for the three months ended March 31, 2008 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for that period, allocations to founding/working partner units and Cantor’s noncontrolling interest have not been deducted from net income.

For the three months ended March 31, 2009 and 2008, approximately 31.0 million and 9.4 million options, RSUs and warrants, respectively, were not included in the computation of fully diluted earnings (loss) per share because their effect would have been anti-dilutive.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $100.0 million of outstanding Class A common stock.

Stock repurchase activity for the three months ended March 31, 2009 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2009 – January 31, 2009	—	$—	—	$40,305,815
February 1, 2009 – February 28, 2009	—	$—	—	$40,305,815
March 1, 2009 – March 31, 2009	3,537,258	$1.89	3,537,258	$33,629,570

During the three months ended March 31, 2009, the Company repurchased 3,537,258 shares of its Class A common stock. These repurchases included 2,600,000 shares repurchased from The Cantor Fitzgerald Relief

Fund at a price of $1.99 per share, for an aggregate purchase price of approximately $5.2 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2008 Charity Day.

During the three months ended March 31, 2008, the Company did not repurchase any shares of its Class A common stock.

At March 31, 2009, the Company had approximately $33.6 million remaining from its $100 million buyback authorization and from time to time, the Company may actively continue to repurchase shares.

4.	Securities Owned and Securities Sold, Not Yet Purchased

The Company allows certain of its brokerage desks to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating transactions, adding liquidity, improving customer satisfaction, increasing revenue opportunities, attracting additional order flow and, in a limited number of instances and subject to risk management limits, for the purpose of proprietary trading. Total unmatched principal transactions were $6.0 million and $1.2 million as of March 31, 2009 and December 31, 2008, respectively.

Securities owned consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Corporate debt	$4,287	$75
Government debt	244	805
Equities	270	7

Total	$4,801	$887

As of March 31, 2009 and December 31, 2008, the Company had pledged $0.2 million and $0.8 million of securities owned, respectively, to satisfy deposit requirements at various exchanges or clearing organizations.

Securities sold, not yet purchased consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Corporate debt	$376	$—
Equities	775	321

Total	$1,151	$321

5.	Marketable Securities

Marketable securities consisted of the Company’s ownership of 4,350,000 shares of Class A common stock of Patsystems, plc, which were purchased during 2007. The investment, which had a fair value of $1.1 million and $0.9 million as of March 31, 2009 and December 31, 2008, is recorded in the Company’s condensed consolidated statements of financial condition as “Marketable Securities”.

6.	Collateralized Transactions

Securities Purchased Under Agreements to Resell

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

As of March 31, 2009, the Company had received, as collateral, U.S. Treasury or other fixed income securities with a fair value of $75.3 million, of which $72.3 million pertained to overnight Reverse Repurchase Agreements with Cantor that were transacted as part of the Company’s cash management strategy and $3.0 million pertained to a Reverse Repurchase Agreement to cover pending settlements.

As of December 31, 2008, the Company had received, as collateral, U.S. Treasury or other fixed income securities with a fair value of $184.6 million, all of which pertained to overnight Reverse Repurchase Agreements with Cantor that were transacted as part of the Company’s cash management strategy.

Securities Borrowed

Securities borrowed transactions are recorded at the contractual amount for which the securities will be returned plus accrued interest.

As of March 31, 2009, the Company entered into securities borrowed transactions to cover pending settlements, and the Company received, as collateral, government debt securities with a fair value of $23.8 million.

As of December 31, 2008, the Company had not entered into any securities borrowed transactions.

7.	Receivables from and Payables to Brokers, Dealers, Clearing Organizations, Customers and Related Broker-Dealers

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

The receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$196,600	$101,389
Open foreign exchange swaps	592	2,864
Receivables from clearing organizations	42,632	61,377
Other receivables from brokers, dealers and customers	10,931	12,201

Total	$250,755	$177,831

Payables to brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$183,236	$99,264
Net pending trades	22,672	5,902
Open foreign exchange swaps	3,683	683
Payables to clearing organizations	3,250	235
Other payables to brokers, dealers and customers	11,774	13,178

Total	$224,615	$119,262

A portion of these receivables and payables is with Cantor (see Note 10, Related Party Transactions, for additional information related to these receivables and payables).

Substantially all open fails to deliver and fails to receive transactions as of March 31, 2009 have subsequently settled at the contracted amounts.

8.	Derivatives

The Company has both OTC and exchange-traded derivative contracts. These derivative contracts primarily consist of foreign exchange swaps. The Company enters into derivative contracts to facilitate client transactions, to hedge principal positions and to facilitate hedging activities of affiliated companies. Open derivative contracts are recognized at the fair value of the related assets and liabilities as part of “Receivables from and Payables to brokers, dealers, clearing organizations, customers and related broker dealers” in the Company’s condensed consolidated statements of financial condition.

Fair values of derivative contracts are determined from quoted market prices or other public price sources. The Company does not designate any derivative contracts as hedges for accounting purposes. The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s condensed consolidated statements of operations.

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2009		December 31, 2008
	Assets	Liabilities	Assets	Liabilities
Foreign exchange swaps	$592	$3,683	$2,864	$683

Total	$592	$3,683	$2,864	$683

Transactions with off-balance-sheet risk are primarily short-term in duration. At March 31, 2009 and December 31, 2008, the notional amounts of derivative instruments used for trading purposes were $420.3 million and $329.3 million, respectively. These contracts had remaining maturities of less than one year.

All of the Company’s derivative contracts are with Cantor.

The replacement cost of contracts in a gain position at March 31, 2009, summarized by counterparty credit ratings, is as follows (in thousands):

Rating (a)	Net Replacement Cost (in thousands):
A	$—
Other (b)	$592

(a)	Credit ratings based on Standard & Poor’s.
(b)	“Other” indicates counterparties for which no credit rating was available from an independent third-party source. It does not necessarily indicate that the counterparties’ credit is below investment grade.

9.	Fair Value of Financial Assets and Liabilities

The following table sets forth the Company’s financial assets, including those pledged as collateral, and financial liabilities at fair value (in thousands):

	March 31, 2009
	Assets	Liabilities
Corporate debt	$4,287	$376
Government debt	244	—
Equities	1,376	775
Foreign exchange swaps	592	3,683

Total	$6,499	$4,834

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under SFAS 157 (in thousands):

	Assets at Fair Value at March 31, 2009
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Corporate debt	$—	$4,287	$—	$—	$4,287
Government debt	—	244	—	—	244
Equities	1,376	—	—	—	1,376
Foreign exchange swaps	—	592	—	—	592

Total	$1,376	$5,123	$—	$—	$6,499

	Liabilities at Fair Value at March 31, 2009
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Corporate debt	$—	$376	$—	$—	$376
Government debt	—	—	—	—	—
Equities	775	—	—	—	775
Foreign exchange swaps	—	3,683	—	—	3,683

Total	$775	$4,059	$—	$—	$4,834

(1)	As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

10.	Related Party Transactions

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

The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s condensed consolidated statements of operations.

For the three months ended March 31, 2009 and 2008, the Company was charged $9.2 million and $6.5 million, respectively, for the services provided by Cantor and its affiliates, of which $4.9 million was to cover compensation to leased employees for the three months ended March 31, 2009.

Throughout Europe and Asia, the Company provides Cantor with administrative services and other support for which the Company charges Cantor based on the cost of providing such services plus a mark-up, currently 7.5%. Such support includes allocations for occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services. In the United Kingdom (“U.K.”), the Company provides these services to Cantor through Tower Bridge International Services L.P. (“Tower Bridge”). The Company established Tower Bridge on December 21, 2006, and as of the beginning of January 2007, transferred all of its current U.K. administrative employees and operations to Tower Bridge. The Company owns 52% of Tower Bridge and consolidates it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s condensed consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s condensed consolidated statements of operations.

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

For the three months ended March 31, 2009 and 2008, the Company recognized related party revenues pursuant to these agreements of $10.3 million and $16.5 million, respectively. These revenues are included as part of “Fees from related parties” in the Company’s condensed consolidated statements of operations.

As of March 31, 2009 and December 31, 2008 Cantor’s cumulative share of the net income of Tower Bridge was $4.9 million and $5.5 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s condensed consolidated statements of financial condition.

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

On November 5, 2008, the Company entered into an Agreement (the “Agreement”) with Cantor. Pursuant to the terms of the Agreement, so long as Cantor is providing Clearing Services to the Company, Cantor shall be entitled to request from the Company, and the Company shall post as soon as practicable, clearing capital in the form of cash or other property, acceptable to Cantor in the amount reasonably requested by Cantor under the Agreement. The amounts requested shall reflect Cantor’s reasonable determination of its or its affiliates’ required capital requirements in connection with the Clearing Services and/or potential additional funds which may be required to replace Cantor funds being otherwise utilized to post capital requirements for the benefit of the Company.

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

Debt Guaranty Agreements

On April 1, 2008, in connection with the Note Purchase Agreement, which authorized the issue and sale of $150.0 million principal amount of the Company’s Senior Notes, Cantor provided a guaranty of payment and performance on such notes. Cantor charges the Company an amount equal to 2.3% of the outstanding principal amount of the loans for the provision of the guaranty. The fees paid to Cantor for the guaranty are included as part of “Fees to related parties” in the Company’s condensed consolidated statements of operations.

For the three months ended March 31, 2009, the Company recognized expense of approximately $0.9 million in relation to this charge. The Company did not recognize any expense for the three months ended March 31, 2008.

Receivables from and Payables to Brokers, Dealers, Clearing Organizations, Customers and Related Broker-Dealers

In Europe and the United States, certain trades executed by the Company are cleared and settled by Cantor. Additionally, in the UK, BGC Partners places certain trades on behalf of Cantor and its affiliates.

Amounts due from or to Cantor for undelivered securities or open derivative contracts are included as part of “Receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the Company’s condensed consolidated statements of financial condition. As of March 31, 2009 and December 31, 2008, the Company had receivables from Cantor of $2.6 million and $2.9 million, respectively. Additionally, as of March 31, 2009 and December 31, 2008, the Company had payables to Cantor of $3.7 million and $1.8 million, respectively.

Forgivable Loans and Other Receivables from Employees and Partners

The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive forgivable loans. As of March 31, 2009 and December 31, 2008, the unamortized balance of these forgivable loans was $69.4 million and $69.5 million, respectively. These forgivable loans are included as part of “Forgivable and other loan receivables from employees and partners” in the Company’s condensed consolidated statements of financial condition. Amortization expense for these forgivable loans for the three months ended March 31, 2009 and 2008 was $7.2 million and $8.0 million, respectively. Amortization expense for forgivable loans is included as part of “Compensation and employee benefits” in the Company’s condensed consolidated statements of operations.

Additionally, from time to time, the Company may enter into agreements with employees and partners to grant bonus and salary advances or other types of loans that are non-forgivable. These advances and loans are repayable in the timeframes outlined in the underlying agreements. As of March 31, 2009 and December 31, 2008, the balance of these advances and non-forgivable loans was $21.2 million and $11.1 million, respectively. These advances and non-forgivable loans are included as part of “Forgivable loans and other receivables from employees and partners” in the Company’s condensed consolidated statements of financial condition.

Reverse Repurchase Agreements

From time to time, the Company enters into Reverse Repurchase Agreements with Cantor, whereby the Company receives U.S. Treasury, agency or other fixed income securities as collateral. As of March 31, 2009 and December 31, 2008, the Company had $63.0 million and $151.2 million, respectively, of Reverse Repurchase Agreements with Cantor, of which the fair value of the collateral received from Cantor was $75.3 million and $184.6 million, respectively.

Secured Loan to Cantor

On July 26, 2007, the Company entered into a Secured Promissory Note and Pledge Agreement (the “Secured Loan”) with Cantor in which the Company agreed to lend to Cantor up to $100.0 million (the “Secured Loan Amount”) on a secured basis from time to time. The Secured Loan was guaranteed by a pledge of the Company’s Class A common stock or Class B common stock owned by Cantor equal to 125% of the outstanding Secured Loan amount, as determined on a next day basis. The Secured Loan earned interest at the market rate for equity repurchase agreements plus 0.25% and was payable on demand. The Secured Loan was approved by the Company’s Audit Committee. In September 2008, the Company was authorized to increase the amount available under its Secured Loan with Cantor from up to $100.0 million to all excess cash other than that amount needed for regulatory purposes, and to also accept, as security, pledges of any securities in addition to pledges of Class A or Class B common stock of the Company provided for under the original Secured Loan. At March 31, 2009 and December 31, 2008, there was no outstanding Secured Loan balance.

Notes Payable

Historically, the Company had various subordinated loans and notes payable outstanding to Cantor. All of these notes were repaid upon BGC Partners’ separation from Cantor on March 31, 2008.

For the three months ended March 31, 2009, the Company did not incur any interest expense related to notes payable to Cantor; and for the three months ended March 31, 2008, the Company incurred interest expense related to the notes payable to Cantor of $4.0 million. Interest expense related to these notes is recorded as part of “Interest expense” in the Company’s condensed consolidated statements of operations.

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

In January 2007, the Company announced the formation of Aqua Securities, L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Cantor and the Company have collectively contributed financial, professional and technology assets to the venture, which included all of the Company’s former equities order routing business. On August 21, 2008, the Company entered into a two-year Subordinated Loan Agreement, whereby the Company agreed to lend Aqua the principal sum of $1.0 million, at the applicable rate of six month LIBOR plus 200 basis points. The cash proceeds covered by this Agreement shall be used and dealt with by Aqua as part of its capital and shall be subject to the risks of the business. The loan is recorded as part of “Loan receivables from related parties” in the Company’s condensed consolidated statements of financial condition.

In June 2008, the Company was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. The Company was further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. As of March 31, 2009, the Company had not entered into any arrangements for the Aqua business.

During the first quarter of 2009, the Company made a $0.9 million cash contribution to Aqua. This contribution is recorded as part of “Investments” in the Company’s condensed consolidated statements of financial condition.

The Company has a 15% investment in EIP Holdings, LLC (“EIP Holdings”), which in turn has a 99.5% investment in TradeSpark, L.P. (“TradeSpark”), a voice brokerage business in certain energy products. Cantor has an 85% investment in EIP Holdings. See Note 11, Investments, for information regarding this transaction.

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

For the three months ended March 31, 2009 and 2008, the Company recognized revenues of $4.6 million and $4.4 million, respectively, for the services provided to ELX. These revenues are included as of “Fees from related parties” in the Company’s condensed consolidated statements of operations.

In April 2008, the Company was authorized to enter into short-term arrangements with Cantor to cover any failed U.S. treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of March 31, 2009, the Company had not entered into any arrangements to cover any failed U.S. treasury transactions.

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

Effective as of September 1, 2008, the Company was authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company will be utilized to determine the shares of profit or loss allocated to each for the period.

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

Cantor has the right to purchase from BGC Holdings any non-exchangeable BGC Holdings limited partnership units held by any founding partner that are redeemed by BGC Holdings upon termination or bankruptcy of the founding partner. Any such BGC Holdings limited partnership units purchased by Cantor from BGC Holdings will be exchangeable by Cantor for shares of Class B common stock or, at Cantor’s election, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments), from the Company, on the same basis as Cantor’s other BGC Holdings limited partnership units. As of the date of this filing, as a result of the termination of 20 founding partners, BGC Holdings has the right to redeem an aggregate of 1,272,060 BGC Holdings limited partnership units. Accordingly, upon the redemption of any of the founding partners’ BGC Holdings limited partnership units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units pursuant to terms yet to be determined.

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

11.	Investments

The Company’s investments consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
ELX	$13,374	$14,711
Freedom International Brokerage	9,751	9,767
Aqua	1,293	1,225
EIP Holdings	869	856

Total investments	$25,287	$26,559

The Company’s share of losses related to its investments was $2.1 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. The Company’s share of the income/losses is recorded under the caption “Losses on equity investments” in the Company’s condensed consolidated statements of operations.

12.	Fixed Assets, net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Computer and communications equipment	$169,601	$168,186
Software, including software development costs	146,701	141,651
Leasehold improvements and other fixed assets	123,684	119,863

	439,986	429,700
Less: accumulated depreciation and amortization	304,553	292,888

Fixed assets, net	$135,433	$136,812

Depreciation expense was $8.4 million and $9.7 million for three months ended March 31, 2009 and 2008, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s condensed consolidated statements of operations.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended March 31, 2009 and 2008, software development costs totaling $4.1 million and $4.2 million, respectively, were capitalized. Amortization of software development costs totaled $3.5 million and $4.1 million for the three months ended March 31, 2009 and 2008, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s condensed consolidated statements of operations.

13.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Goodwill	$63,500	$63,500

Definite life intangible assets:
Patents	35,273	34,910
Customer base/relationships	15,076	15,076
Internally developed software	5,722	5,722
Covenant not to compete	1,628	1,628
Trademarks	1,315	1,315

Total gross definite life intangible assets	59,014	58,651
Less: accumulated amortization	44,274	43,085

Net definite life intangible assets	14,740	15,566

Horizon license	1,500	1,500

Total net intangible assets	$16,240	$17,066

Amortization expense was $1.2 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s condensed consolidated statements of operations.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

14.	Long-Term Notes

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes to a number of investors. The Senior Notes are due April 1, 2010, with interest payable semiannually at the rate of 5.19% per annum. The Senior Notes are subject to certain covenants, including capital covenants that require the Company to maintain consolidated capital at an amount not less than $227.5 million and debt covenants that require that the Company’s consolidated debt not to exceed 60% of its consolidation capitalization; provided, however, that if the Company’s consolidated debt exceeds 55%, then the applicable interest rate of the Senior Notes will be increased by 0.25% per annum. As of March 31, 2009, the Company was in compliance with all debt covenants.

The Company recorded interest expense related to the Senior Notes of $1.9 million for the three months ended March 31, 2009.

15.	Stock-Based Compensation

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2008	2,106,516	$8.91
Granted	781,080	2.08
Less: Delivered units	—	—
Less: Forfeited units	5,215	11.23

Balance at March 31, 2009	2,882,381	$7.08	2.30

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

During the three months ended March 31, 2009, the Company issued 781,080 RSUs with aggregate estimated grant date fair values of approximately $1.6 million to employees. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses.

As of March 31, 2009, the aggregate estimated grant date fair value of outstanding RSUs was approximately $20.4 million.

Compensation expense related to RSUs, before associated income taxes, was approximately $2.8 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2008	15,053,505	$14.71	3.9
Granted	—	—
Less: Exercised options	—	—
Less: Forfeited options	87,472	10.09

Balance at March 31, 2009	14,966,033	$14.74		$—

Options exercisable at March 31, 2009	14,964,157	$14.74	3.9	$—

The Company did not grant any options during the three months ended March 31, 2009.

Total compensation expense related to stock options before associated income taxes was negligible for the three months ended March 31, 2009 and 2008.

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

As of March 31, 2009 the estimated fair value of the grant units held by the Company’s employees was $3.2 million; and the notional amount of grant units outstanding was $6.5 million.

Non-cash compensation expense for the changes in estimated fair value for the three months ended March 31, 2009 and 2008 was $0.1 million and $0.2 million, respectively.

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

As of March 31, 2009, the aggregate estimated fair value of the REUs held by executives and non-executive employees was $10.1 million and the notional amount of the REUS outstanding was $54.2 million.

Compensation expense related to REUs is recognized over the stated service period. The Company recognized compensation expense, before associated income taxes, related to REUs of $1.0 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2008	1,986	$27.04
Granted	—	—
Less: Exercised warrants	—	—
Less: Forfeited warrants	—	—

Balance at March 31, 2009	1,986	$27.04	2.6

The Company did not recognize any expense related to the business partner warrants for the three months ended March 31, 2009 and 2008, respectively.

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

Other Matters

The National Australia Bank Limited, which we refer to as “NAB,” has filed a claim against BGC International, which we refer to as “BGCI,” and BGC Capital Markets (Japan) LLC (formerly known as Cantor Fitzgerald LLC), which we refer to as “BGC Capital Markets (Japan).” From September 2001 through January 2004, NAB employees who traded in foreign exchange options allegedly lost substantial amounts of money and allegedly overstated the positions which they held. NAB claims that it was the object of conduct by BGCI and BGC Capital Markets (Japan) and certain traders on NAB’s currency options desk, whereby BGCI and BGC Capital Markets (Japan) allegedly provided misleading and deceptive independent revaluation rates to NAB’s middle office, which were then purportedly relied upon by NAB. NAB alleges that the supply of these revaluation rates prevented NAB from discovering the true position of the currency options portfolio and that it subsequently sustained trading losses of AUD 311 million (or, based on an exchange rate of .6832 at March 31, 2009, approximately $212 million). The 2006 NAB annual report claims that NAB’s total loss amounted to AUD 539 million (or, based on an exchange rate of .6832 at March 31, 2009, approximately $368 million), implying that its consequential losses amounted to AUD 228 million (or, based on an exchange rate of .6832 at March 31, 2009, approximately $156 million). BGCI and BGC Capital Markets (Japan) have investigated and are investigating the legal and factual basis of the NAB allegations. At this time, based on the information provided, BGCI and BGC Capital Markets (Japan) believe that they have substantial defenses in respect of the losses claimed by NAB. Accordingly, BGCI and BGC Capital Markets (Japan) do not believe that they are responsible for the losses claimed by NAB. While no specific request for damages is alleged, the amount claimed is expected to be in excess of $600 million. If BGCI and BGC Capital Markets (Japan) do not prevail, BGCI and BGC Capital Markets (Japan) could be subject to substantial liability, and in any event, would likely incur significant legal and other costs in connection with the defense of any such action; however, at this time, we are unable to estimate a loss or range of losses. Any such losses of BGC US and BGC Global from this litigation will be allocated to BGC Holdings pursuant to the BGC US limited partnership agreement and the BGC Global limited partnership agreement (see “Certain Relationships and Related Transactions—Amended and Restated Limited Partnership Agreements of BGC US and BGC Global—Distributions”). The impact of such a loss could be material to our results of operations, financial condition or cash flows.

On February 15, 2006, the SEC issued a formal order of investigation into trading by certain inter-dealer brokers in the government and fixed income securities markets. The formal order alleges that the broker-dealers named therein, including us, (1) may have made fictitious quotations or made false or misleading statements about the prices at which U.S. Treasury or other fixed income securities would be purchased or sold, (2) may have fabricated market quotations or trading activity in U.S. Treasury or other fixed income securities to stimulate trading and to generate commissions, (3) may have engaged in “front running” or “interpositioning,”

(4) may have engaged in fraudulent, deceptive or manipulative acts to induce the purchase or sale of government securities, (5) may have failed to keep and preserve certain books and records as required by the SEC and/or the Treasury and (6) may have failed to supervise with a view to preventing violations of applicable rules and regulations as required by the Exchange Act. We are cooperating in the investigation. Our management believes that, based on the currently available information, the final outcome of the investigation will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In August 2004, TT commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International Ltd., ECCO LLC and ECCO Ware LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes our case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and ECCO’s products fall outside the scope of TT’s patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed and ECCO’s products. As a result, the remaining products at issue in the case were the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since around the end of 2004. TT moved for reconsideration of that summary judgment ruling which the court denied. The trial began on September 10, 2007 and ended on October 4, 2007. On October 10, 2007 a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded damages in the amount of $3.5 million. On January 3, 2008, the court granted eSpeed’s motion for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for new trial. On February 6, 2008, eSpeed’s remittitur motion was conditionally granted and on February 12, 2008, TT accepted the remittitur. Accordingly, the principal amount of the verdict has been reduced to $2,539,468. Additionally, TT’s motion for pre-judgment interest was granted and interest was set at the prime rate, compounded monthly. A hearing on inequitable conduct was held on April 3-4, 2008. On May 7, 2008, the court held that TT did not engage in inequitable conduct during the prosecution of the patents in suit. On May 23, 2008, the court granted TT’s motion for a permanent injunction, and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were taxed in the amount of $3,321,775.78 against eSpeed. eSpeed filed a motion to strike any objections to these costs, which has been stayed pending resolution of the appeals referred to below. Both parties have appealed to the United States Court of Appeals for the Federal Circuit. If TT ultimately prevails in the litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. We are unable to estimate a possible loss or range of losses in connection with an appeal of this matter.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which we transact, that are used in lieu of margin and deposits with those clearing organizations. As of March 31, 2009, the Company was contingently liable for $52.1 million under these letters of credit, and paid an average fee of 0.7% on them.

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

Guarantees

The Company provides guarantees to securities clearing houses and exchanges which meet the definition of a guarantee under FASB Interpretations No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under these standard securities clearing house and exchange membership agreements, members are required to guarantee, collectively, the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the clearing house or exchange, all other members would be required to meet the shortfall. In the opinion of management, the Company’s liability under these agreements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential of being required to make payments under these arrangements is remote. Accordingly, no contingent liability was recorded in the Company’s condensed consolidated statements of financial condition for these agreements.

17.	Income Taxes

eSpeed was a U.S. corporation and reported and paid U.S. federal income taxes as well as taxes to other jurisdictions in which it or its subsidiaries conducted business. Historically, much of BGC Partners, LLC had operated through entities that were treated as partnerships for U.S. federal income tax purposes. As such, much of the income was not subject to U.S. federal and state income taxes because taxes related to income earned by partnerships represent obligations of the individual partners. BGC Partners, LLC did have certain companies that were incorporated and subject to U.S. federal, state and local income tax and they did report and pay U.S. federal, state and local income taxes. Outside the United States, BGC Partners, LLC had operated principally through subsidiary corporations subject to local income taxes. Prior to April 1, 2008, income taxes reported in the consolidated financial statements for BGC Partners, LLC were primarily attributable to taxes incurred by its incorporated U.S. entities and by non-U.S. entities. Subsequent to the merger, the consolidated financial statements of the Company include U.S. federal, state and local income taxes on its allocable share of the U.S. results of operations, giving effect to the post-merger structure, as well as taxes payable to jurisdictions outside the U.S.

Income taxes are accounted for using the asset and liability method, as prescribed in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership’s income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ liability or benefit is not reflected in the Company’s condensed consolidated financial statements. The tax related assets, liabilities, provisions or benefits included in the Company’s condensed consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not those assets will not be realized. No deferred U.S. federal income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Effective January 1, 2007, the Company, adopted Financial Accounting Standards Board Interpretation No. 48, Accounting For Uncertainty in Income Taxes—an interpretation of SFAS No. 109 (“FIN 48”). It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of March 31, 2009, the Company had $4.2 million of unrecognized tax benefits all of which would affect the Company’s effective tax rate if recognized. During the three months ended March 31, 2009, the Company did not have any material changes with respect to interest and penalties. The Company does not anticipate any significant change in the total amount of unrecognized benefits (excluding interest and penalties) over the next twelve months.

18.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2009, the U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the FSA and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of March 31, 2009, the European subsidiaries had financial resources in excess their requirements.

Certain other subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2009, $301.9 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $215.4 million.

19.	Segment and Geographic Information

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

Geographic Information

The Company offers products and services in the United States, Europe and the AMEA region (defined as Africa, Middle East and Asia-Pacific). Information regarding revenues for the three months ended March 31, 2009 and 2008, respectively, and information regarding long-lived assets (defined as forgivable loans, fixed assets, net of accumulated depreciation, investment, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in geographic areas as of March 31, 2009 and December 31, 2008, respectively, are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Revenues:
United Kingdom	$122,174	$140,734
United States	73,715	106,901
France	43,942	36,416
AMEA	38,465	46,910
Other Europe	4,845	4,753
Other Americas	773	1,396

Total revenues	$283,914	$337,110

	March 31, 2009	December 31, 2008
Long-lived assets:
United Kingdom	$144,843	$144,837
United States	122,370	126,392
France	12,446	14,874
AMEA	37,854	25,930
Other Europe	2,865	3,272
Other Americas	451	558

Total long-lived assets	$320,829	$315,863

20.	Subsequent Events

Acquisition of Liquidez

In August 2008, BGC entered into a purchase agreement to acquire Liquidez Distribuidora de Titulos e Valores Mobiliarios Ltda. (“Liquidez”), a Brazilian financial institution and interdealer broker with offices in Sao Paulo and Rio de Janeiro for approximately $15 million. This acquisition would enable BGC to enter the Brazilian economy, which is fast becoming one of the world’s major economies, and would provide a platform for further expansion in Brazil and Latin America. The purchase transaction is subject to the approval of the Central Bank of Brazil (“Central Bank”), CMN and the President of the Federative Republic of Brazil. The application for approval, which includes a business plan, was submitted to the Central Bank on November 28, 2008 and is pending approval. The parties are currently discussing certain amendments to the financial terms of the purchase agreement. We expect that the closing of the transaction, if any, will be in the first half of 2009.

Fourth Quarter Dividend

On May 4, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share payable on May 28, 2009 to Class A and Class B common stockholders of record as of May 18, 2009.

Saleability of BGC Holdings Founding Partnership Units

On April 21, 2009, the Board, Audit Committee and Compensation Committee of the Company, as the general partner of BGC Holdings, L.P. agreed to remove the contractual transfer restrictions on the sale of shares of Class A Common Stock of the Company receivable by partners of BGC Holdings upon exchange of their exchangeable Founding Partnership Units.

At the April 1, 2008 closing of the Company’s merger with eSpeed, 20% of the BGC Holdings founding partner interests held by each founding partner, other than Lee Amaitis and Shaun Lynn, became exchangeable into Class A Common Stock, less any shares previously exchanged. One-third, or 2,252,744 of such shares receivable by a founding partner upon a full exchange became saleable on each of the first, second and third anniversaries of the closing of the merger. The Company has agreed to accelerate the right to sell these shares at any time, which results in an additional 4,505,487 shares eligible for exchange and sale currently. While these shares are authorized for sale, the Company does not have an indication at this time of the number of partnership interests that may be exchanged and sold by partners pursuant to this agreement and the Company does not anticipate this changing the fully diluted number of shares outstanding.

Stock Repurchases

On April 21, 2009, in connection with the Company’s stock repurchase program, the Company repurchased 486,701 shares of its Class A common stock for an aggregate purchase price of approximately $1.2 million. The shares of Class A common stock repurchased consisted of 486,701 shares issued by the Company upon exchange of founding partner units issued in connection with the separation and merger.

As of April 30, 2009, the Company had approximately $32.4 million available under its original $100 million stock repurchase program.

Stock Issuance

On May 7, 2009, the Company issued an aggregate of 1,793,946 shares of Class A common stock of the Company to founding partners of BGC Holdings upon exchange of their exchangeable founding partnership units in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. All of these shares were eligible for sale beginning on May 7, 2009 when the Company’s restrictions on employee stock transactions were lifted. The Company does not anticipate this issuance changing the fully diluted number of shares outstanding. The Company had $32.4 million remaining on its authorized share repurchase program as of April 30, 2009 and may actively purchase its shares in the market or in private transactions, including from partners of BGC Holdings, Cantor Fitzgerald and/or their affiliates from time to time and may cease making any such purchases at any time.

In order to facilitate receipt of the shares by the partners of BGC Holdings and receipt of distribution rights shares to be received by partners of BGC Holdings and Cantor Fitzgerald, L.P., the Company and Cantor have made arrangements for such partners to open brokerage accounts with an investment bank. These accounts will facilitate repayment by any such partners of any partnership loans or other amounts payable to Cantor or the Company in connection with any sale of exchange shares or distribution rights shares.

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

The foregoing risks and uncertainties, as well as those risks discussed under the heading “Item 3—Quantitative and Qualitative Disclosures About Market Risk” and the Company’s Form 10-Q, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the SEC, and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2009 and 2008. This discussion is provided to increase the understanding of, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Report.

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

Business Environment

The inter-dealer broker sector has been a competitive area that has experienced robust growth from 2001 through the beginning of 2009 due to several factors. One factor is the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing holders to guard against gains or losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices or commodity products. Demand from financial institutions, financial services intermediaries and large corporations have increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for inter-dealer brokers.

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

The continuing credit crises and ensuing global economic slowdown, has resulted in consolidation among some of the larger market participants. Most have curtailed risk taking, de-levered, and/or seen a decline in trading activity across many of their products. As a result, there has been an industry-wide slowdown in growth or outright decline in the volumes for many of the OTC and listed products we broker. At the same time, the continued high volatility by historical standards and decrease in the number of market participants has led to widening spreads.

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

Financial Highlights

Revenue Growth

Total revenues were $283.9 million and $337.1 million for the three months ended March 31, 2009, and 2008 respectively, representing a 15.8% decrease.

The main factors contributing to the decline were:

•	reduced volumes across global interest rate and foreign exchange option markets;

•	a decrease in the number of fixed-fee eSpeed fully electronic U.S. Treasury customers due to some industry consolidation; and

•	an increase in the value of the U.S. dollar relative to other major currencies.

These declines were offset by:

•	expansion across both product lines and geography;

•	an increase in brokerage personnel year-over-year from 1,201 to 1,270;

•	higher Credit revenue related to BGC’s strength in cash bonds; and

•	wider spreads across most asset classes.

These variances are discussed in more detail under the discussion of “Results of Operations”.

Results of Operations

The following table sets forth BGC’s Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009		2008
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$172,280	60.7%	$254,031	75.4%
Principal transactions	91,261	32.1	51,896	15.4

Total brokerage revenues	263,541	92.8	305,927	90.8
Fees from related parties	14,924	5.3	20,913	6.2
Market data	4,462	1.6	5,544	1.6
Software solutions	1,498	0.5	2,083	0.6
Interest income	1,312	0.5	3,853	1.1
Other revenues	320	0.1	586	0.2
Losses on equity investments	(2,143)	(0.8)	(1,796)	(0.5)

Total revenues	283,914	100.0	337,110	100.0
Expenses:
Compensation and employee benefits	175,837	61.9	274,545	81.4
Allocation of income to founding/working partner units	4,227	1.5	—	—
Allocation of income to REUs	852	0.3	—	—

Total compensation and employee benefits	180,916	63.7	274,545	81.4
Occupancy and equipment	25,824	9.1	30,722	9.1
Fees to related parties	4,335	1.5	6,540	1.9
Professional and consulting fees	7,484	2.6	15,546	4.6
Communications	15,324	5.4	16,720	5.0
Selling and promotion	15,004	5.3	15,235	4.5
Commissions and floor brokerage	3,675	1.3	3,713	1.1
Interest expense	2,397	0.9	7,663	2.3
Other expenses	7,630	2.7	6,235	1.8

Total expenses	262,589	92.5	376,919	111.7

Income (loss) from continuing operations before income taxes	21,325	7.5	(39,809)	(11.8)
Provision for income taxes	7,031	2.5	8,070	2.4

Consolidated net income (loss)	14,294	5.0	(47,879)	(14.2)

Less: Net income attributable to noncontrolling interest in subsidiaries	6,214	2.2	654	0.2

Net income (loss) available to common stockholders	$8,080	2.8%	$(48,533)	(14.4)%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $42.4 million, or 13.9%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Commission revenues decreased by $81.8 million, or 32.2%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Principal transactions revenues increased by $39.4 million, or 75.9%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

The decrease in rates revenues of $28.9 million was primarily driven by a reduction in industry-wide market turnover in interest rate products. For example, during the first quarter of 2009, volumes for CME U.S. Treasury futures, CME Eurodollar contracts, and trading by U.S. Federal Reserve primary dealers were down 57.4%, 49.7%, and 47.6%, respectively. In addition, there has been some consolidation amongst major customers, including fixed-fee fully electronic U.S. Treasury customers.

The increase in credit brokerage revenues of $4.1 million was driven primarily by continued expansion of our core credit business across all geographies, as well as our historical strength in broking cash bonds and growth in electronically executed transactions.

Foreign exchange revenues declined by $15.1 million. This was primarily due to volatility in the market place resulting in reduced industry-wide foreign exchange option turnover.

Despite the global slowdown in equity markets, revenues from other asset classes fell by only $2.5 million due to our continued growth in equity products across all geographies.

Fees from Related Parties

Fees from related parties decreased by $6.0 million, or 28.6%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was primarily due to lower fees charged to Cantor for certain administrative and other support services in the first quarter of 2009 as a result of lower costs incurred by us to provide those services, partly related to reductions in temporary staff and consulting costs.

Market Data

Market data revenues decreased by $1.1 million, or 19.5%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was primarily due to a decline in existing customer usage, as well as the expiration of certain contracts and lower audit revenues.

Software Solutions

Software solutions revenues decreased by $0.6 million, or 28.1%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was primarily due to a decline in license fees.

Interest Income

Interest income decreased by $2.5 million, or 65.9%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was primarily due to the repayment of intercompany loans by Cantor to us as part of our separation from Cantor in 2008, as well as lower yields on investments of our excess cash in both money markets and reverse repurchase agreements during the first quarter of 2009.

Other Revenues

Other revenues decreased by $0.3 million, or 45.4%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was primarily driven by various one-time transactions in 2008 that did not recur in 2009.

Losses on Equity Investments

Losses on equity investments increased by $0.3 million, or 19.3%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The increase was primarily driven by our share of losses in non-consolidated investments, including Aqua and ELX.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $98.7 million, or 36.0%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was primarily due to non-cash compensation charges of $84.1 million, in the first quarter of 2008, specifically $47.3 million of which was in relation to the redemption of partnership units held by certain executive officers to settle outstanding loan obligations and $36.8 million of which was in relation to the activation of exchangeability of founding partner interests held by certain executives, as part of the separation, which did not recur in 2009.

Additionally, we had $4.9 million in compensation expense related to certain administrative and other support employees who provide services to us, which we lease from Cantor pursuant to an agreement executed as part of the merger. This compensation expense had been recorded as part of “Fees to related parties” in the first quarter of 2008.

Allocation of Income to Founding/Working Partner Units

Allocation of income to founding/working partner units was $4.2 million for the three months ended March 31, 2009. The recognition of the allocation to founding/working partners units is related to the recapitalization in conjunction with the merger. The allocation of income to founding/working partner units is based on their pro rata economic ownership, which averaged 21.3% during the first quarter of 2009.

Allocation of Income to REUs

Allocation of income to REUs was $0.9 million for the three months ended March 31, 2009. The recognition of the allocation to REUs is related to the recapitalization in conjunction with the merger. The allocation of income to REUs is based on their pro rata economic ownership, which averaged 4.3% during the first quarter of 2009.

Occupancy and Equipment

Occupancy and equipment expense decreased by $4.9 million, or 15.9%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was primarily due to lower rent expense recognized in our foreign locations resulting from a stronger U.S. dollar during the first quarter of 2009, as well as a decline in non-capitalizable hardware and software purchases and lower depreciation expense due to the retirement of certain assets at the end of 2008.

Fees to Related Parties

Fees to related parties decreased by $2.2 million, or 33.7%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was primarily due to an agreement we entered into in conjunction with the merger, whereby we leased certain administrative and other support employees, who provide services to us, from Cantor. As a result of this agreement, the compensation costs related to these employees, which had been recorded as part of “Fees to related parties” in prior years, is now recorded as part of “Compensation and employee benefits”.

Professional and Consulting Fees

Professional and consulting fees decreased by $8.1 million, or 51.9%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was primarily due to higher legal, audit and consulting fees related to the merger, as well as higher consulting fees related to the upgrade of our regulatory reporting infrastructure to comply with FSA requirements, incurred during the first quarter of 2008.

Communications

Communications expense decreased by $1.4 million, or 8.3%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. As a percentage of total revenues, communications remained relatively unchanged at approximately 5.0% across the two periods.

Selling and Promotion

Selling and promotion expense decreased by $0.2 million, or 1.5%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. As a percentage of total revenues, selling and promotion expense remained relatively unchanged at approximately 5.0% across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased marginally for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Interest Expense

Interest expense decreased by $5.3 million, or 68.7%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was primarily due to the debt restructuring as part of our separation from Cantor in 2008, which included the repayment of intercompany loans and the issuance of new senior notes at more favorable interest rates.

Other Expenses

Other expenses increased by $1.4 million, or 22.4%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The increase was primarily due to additional litigation reserves recorded during the first quarter 2009.

Noncontrolling Interest in Subsidiaries

Noncontrolling interest in subsidiaries increased by $5.6 million, or 850.2%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The increase was due to the recognition of $6.7 million in income attributable to Cantor’s interest in BGC Holdings, which is based on Cantor’s pro rata economic ownership, which averaged 33.9% during the first quarter of 2009, as well as a $1.1 million decrease in the income attributable to Cantor’s interest in Tower Bridge.

Provision for Income Taxes

Provision for income taxes decreased by $1.0 million, or 12.9%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Income taxes decreased due to the non-deductibility of certain non-cash merger related compensation charges in the first quarter of 2008. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Quarterly Results of Operations

The following table sets forth, our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(in thousands)
Revenues:
Commissions	$172,280	$179,144	$225,482	$212,541	$254,031	$217,908	$204,233	$190,711
Principal transactions	91,261	80,614	48,832	66,062	51,896	23,370	70,406	58,263
Fees from related parties	14,924	17,205	19,409	18,599	20,913	21,167	13,851	7,898
Market data	4,462	3,917	4,842	5,101	5,544	4,741	4,508	5,359
Software solutions	1,498	2,134	2,109	1,454	2,083	1,926	2,715	2,778
Interest income	1,312	3,010	1,019	3,931	3,853	3,083	4,873	5,945
Other revenues	320	1,545	1,085	(940)	586	36	(1,208)	2,002
Losses on equity investments	(2,143)	(2,087)	(1,910)	(1,276)	(1,796)	(408)	(262)	(95)

Total revenues	283,914	285,482	300,868	305,472	337,110	271,823	299,116	272,861
Expenses:
Compensation and employee benefits	175,837	190,208	177,739	176,921	274,545	162,595	168,592	159,613
Allocation of income to founding/working partner units	4,227	—	3,716	7,133	—	—	—	—
Allocation of income to REUs	852	—	299	252	—	—	—	—

Total compensation and employee benefits	180,916	190,208	181,754	184,306	274,545	162,595	168,592	159,613
Occupancy and equipment	25,824	26,723	25,686	28,775	30,722	27,696	28,957	29,581
Fees to related parties	4,335	2,731	2,883	3,140	6,540	10,778	10,145	4,607
Professional and consulting fees	7,484	9,207	15,460	11,803	15,546	22,820	17,558	14,329
Communications	15,324	15,696	17,459	17,041	16,720	15,972	14,295	13,950
Selling and promotion	15,004	15,520	16,262	15,070	15,235	15,183	13,737	13,795
Commissions and floor brokerage	3,675	11,284	3,418	6,185	3,713	290	7,213	2,588
Interest expense	2,397	5,442	2,217	3,628	7,663	11,730	2,354	9,065
Other expenses	7,630	9,347	17,603	3,391	6,235	9,204	21,522	14,485

Total expenses	262,589	286,158	282,742	273,339	376,919	276,268	284,373	262,013
Income (loss) from continuing operations before income taxes	21,325	(676)	18,126	32,133	(39,809)	(4,445)	14,743	10,848
Provision (benefit) for income taxes	7,031	(1,440)	4,762	8,723	8,070	5,786	3,899	(2,697)

Consolidated net income (loss)	14,294	764	13,364	23,410	(47,879)	(10,231)	10,844	13,545

Less: Net income attributable to noncontrolling interest in subsidiaries	6,214	777	6,511	11,426	654	928	375	894

Net income (loss) available to common stockholders	$8,080	$(13)	$6,853	$11,984	$(48,533)	$(11,159)	$10,469	$12,651

The tables below detail our brokerage revenues by product category (in thousands):

	For the three months ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Brokerage revenue by product (actual results):
Rates	$123,556	$116,392	$142,162	$143,100	$152,450	$117,844	$162,375	$140,611
Credit	91,334	83,258	67,923	69,114	87,193	63,439	57,963	55,857
Foreign exchange	22,349	30,910	38,434	34,048	37,466	34,417	36,132	32,215
Other asset classes	26,302	29,198	25,795	32,341	28,818	25,578	18,169	20,291

Total brokerage revenues	$263,541	$259,758	$274,314	$278,603	$305,927	$241,278	$274,639	$248,974

Brokerage revenue by product (percentage):
Rates	46.9%	44.8%	51.8%	51.4%	49.8%	48.8%	59.1%	56.5%
Credit	34.6	32.0	24.8	24.8	28.5	26.3	21.1	22.4
Foreign exchange	8.5	12.0	14.0	12.2	12.2	14.3	13.2	12.9
Other asset classes	10.0	11.2	9.4	11.6	9.5	10.6	6.6	8.2

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$248,413	$244,298	$255,143	$262,195	$289,862	$217,839	$252,294	$227,263
Fully electronic	15,128	15,460	19,171	16,408	16,065	23,439	22,345	21,711

Total brokerage revenues	$263,541	$259,758	$274,314	$278,603	$305,927	$241,278	$274,639	$248,974

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	94.3%	94.0%	93.0%	94.1%	94.7%	90.3%	91.9%	91.3%
Fully electronic	5.7	6.0	7.0	5.9	5.3	9.7	8.1	8.7

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $33.2 million for the three months ended March 31, 2009, compared to net cash used by operating activities of $163.7 million for the three months ended March 31, 2008, an increase of $196.9 million. This increase was primarily due to increased working capital utilization of $134.7 million and increased consolidated net income of $62.2 million. The increase in net income was primarily attributable to a one-time non-cash compensation charge in the amount of $84.1 million in the three months ending March 31, 2008. Working capital utilization, excluding the one-time non-cash compensation charge, for the three months ended March 31, 2009 increased by $218.8 million from the three months ended March 31, 2008. This increase was due to our repayment of intercompany borrowings from Cantor during the three months ending March 31, 2008 in conjunction with the separation from Cantor on March 31, 2008.

Net cash provided by investing activities was $80.0 million for the three months ended March 31, 2009, compared to net cash provided by investing activities of $75.0 million for the three months ended March 31, 2008, an increase of $5.0 million. This increase was primarily due to changes in investing activities with Cantor.

Net cash used in financing activities was $15.1 million for the three months ended March 31, 2009, compared to net cash provided by financing activities of $30.3 million for the three months ended March 31, 2008, an decrease of $45.4 million. During the three months ended March 31, 2008, the net cash provided by financing activities was primarily comprised of activities related to the separation from Cantor that occurred on March 31, 2008, including the settlement of $196.8 million of long-term debt obligations to Cantor, capital contributions from Cantor of $76.2 million, and the assumption of $150.0 million of Cantor’s senior notes. During the three months ended March 31, 2009, the net cash used in financing activities was primarily comprised of repurchases of Class A Common Stock in the amount of $6.7 million, earnings distributions to founding/working partner units, REUs and Cantor of $5.2 million and paid dividends of $3.3 million.

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

As of March 31, 2009, $301.9 million of net assets were held by regulated subsidiaries. As of March 31, 2009, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $215.4 million.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $100.0 million of outstanding Class A common stock.

Stock repurchase activity for the three months ended March 31, 2009 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2009 – January 31, 2009	—	$—	—	$40,305,815
February 1, 2009 – February 28, 2009	—	$—	—	$40,305,815
March 1, 2009 – March 31, 2009	3,537,258	$1.89	3,537,258	$33,629,570

During the three months ended March 31, 2009, the Company repurchased 3,537,258 shares of its Class A common stock. These repurchases included 2,600,000 shares repurchased from The Cantor Fitzgerald Relief Fund at a price of $1.99 per share, for an aggregate purchase price of approximately $5.2 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2008 Charity Day.

During the three months ended March 31, 2008, the Company did not repurchase any shares of its Class A common stock.

At March 31, 2009, the Company had approximately $33.6 million remaining from its $100 million buyback authorization and from time to time, the Company may actively continue to repurchase shares.

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

Issuance of Shares

As previously reported, on April 1, 2008, in connection with the separation of the businesses of BGC Partners, LLC (the “separation”) and the merger of BGC Partners, LLC and eSpeed, Inc. (the “merger”), the Company issued an aggregate of 133,860,000 shares of Class A common stock and Class B common stock of the Company and rights to acquire shares of Class A common stock and Class B common stock of the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. As also previously reported, certain of those rights to acquire were issued in the merger to certain former partners of Cantor who became founding partners of BGC Holdings in connection with the separation and now underlie exchangeable Founding Partner Units of BGC Holdings.

On May 7, 2009, the Company issued an aggregate of 1,793,946 shares of Class A common stock of the Company to founding partners of BGC Holdings upon exchange of their exchangeable founding partner units in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. The Company does not anticipate this issuance changing the fully diluted number of shares outstanding.

As previously reported, in connection with the exchange of the 1,793,946 exchangeable founding partner units, the Company lifted the contractual restrictions on resale of the shares of Class A common stock of the Company issuable upon such exchange. The Company had $32.4 million remaining on its authorized share repurchase program on April 30, 2009 and may actively purchase its shares in the market or in private transactions, including from partners of BGC Holdings, Cantor, and/or their affiliates from time to time.

In order to facilitate receipt of exchange shares issued by the Company to the founding partners of BGC Holdings and receipt of distribution rights shares distributed by Cantor to partners of BGC Holdings and Cantor, the Company and Cantor have made arrangements for such partners to open brokerage accounts with an investment bank. These accounts will facilitate repayment by any such partners of any partnership loans or other amounts payable to Cantor or the Company in connection with any sale of exchange shares or distribution rights shares.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	1Q 2009	4Q 2008	3Q 2008	2Q 2008	1Q 2008
Volume (in billions)
Fully Electronic Volume—Excluding New Products (1)	$7,846	$6,376	$12,308	$13,062	$14,525
Fully Electronic Volume—New Products (2)	60	72	104	35	35

Total Fully Electronic Volume	7,906	6,448	12,412	13,097	14,560

Total Hybrid Volume (3)	19,914	18,724	22,506	21,966	21,983

Total Fully Electronic and Hybrid Volume	$27,820	$25,172	$34,918	$35,063	$36,543

Transaction Count (in thousands, except for days)
Fully Electronic Transactions—Excluding New Products (1)	2,823	2,618	4,112	3,860	4,112
Fully Electronic Transactions—New Products (2)	2	2	4	1	2

Total Fully Electronic Transactions	2,825	2,620	4,116	3,861	4,114

Total Hybrid Transactions	301	258	320	341	368

Total Transactions	3,126	2,878	4,436	4,202	4,482

Trading Days	61	62	64	64	61

U.S. Primary Dealer Treasury Volume (in billions)
U.S. Treasury Volume	$21,891	$26,257	$36,300	$35,689	$41,815
Average Daily U.S. Treasury Volume	$359	$423	$567	$558	$685

(1)	Defined as U.S. Treasuries, Canadian Sovereigns and European Government Bonds, Repos, Foreign Exchange Spot and Futures. CBOT Futures volume calculated based on per contract notional value of $200,000.
(2)	New products are defined as Foreign Exchange Options, Credit Default Swaps, and Interest Rate Swaps.
(3)	Defined as notional volume from hybrid transactions conducted by BGC brokers using the eSpeed system, exclusive of voice-only transactions.

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

Quarterly Market Activity

Fully electronic volume on the eSpeed system, excluding new products, was $7.8 trillion for the three months ended March 31, 2009, down 46.0% from $14.5 trillion for the three months ended March 31, 2008. Fully electronic volume on the eSpeed system, including new products, was $7.9 trillion for the three months ended March 31, 2009, down 45.7% from $14.6 trillion for the three months ended March 31, 2008. Our hybrid volume in the three months ended March 31, 2009 was $19.9 trillion, an decrease of 9.4% from $22.0 trillion in the three months ended March 31, 2008.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at March 31, 2009 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$177,001	$19,740	$36,057	$33,676	$87,528
Long-term debt (2)	150,000	—	150,000	—	—
Interest on long-term debt (2)	7,785	7,785	—	—	—
Debt arrangement fee on long-term debt (3)	3,465	3,465	—	—	—

Total contractual obligations	$338,251	$30,990	$186,057	$33,676	$87,528

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space.
(2)	Long-term debt reflects the issuance of $150.0 million of Senior Notes in connection with our separation from Cantor. See Note 14, Long-Term Notes, in BGC Partners’ Inc.’s condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 for more information regarding this long-term debt, including timing of payments and compliance with debt covenants.
(3)	See Note 10, Related Party Transactions, in BGC Partners’ Inc.’s condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 for more information regarding this debt arrangement fee payable to Cantor.

Off-Balance Sheet Arrangements

As of March 31, 2009 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Pronouncements:

SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest of the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective as of January 1, 2009. The Company adopted the provisions of SFAS 160 when they became effective on January 1, 2009.

SFAS No. 161: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

FASB Staff Position (“FSP”) No. 142-3: In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

FASB Staff Position (“FSP”) EITF No. 03-6-1: In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not have a material effect on the Company’s consolidated financial condition, results of operations, cash flows or earnings per share.

EITF No. 07-5: In June 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), which provides guidance about whether an instrument should be classified as equity and not marked to market for accounting purposes. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices or other factors will result in losses for a specified position. In the normal course of business, BGC Partners holds investment securities and equity investments which are recorded as assets in the Company’s condensed consolidated statements of financial condition. BGC Partners is exposed to the risk that securities prices may fluctuate. BGC Partners enters into transactions to sell securities not yet purchased, which are recorded as liabilities in the Company’s condensed consolidated statements of financial condition. BGC Partners is exposed to the risk that potential market price increases may cause the ultimate liability for such commitments to exceed the amount recognized in the Company’s condensed consolidated statements of financial condition. BGC Partners holds derivative contracts and faces potential market risks related to fluctuations in the interest rates, foreign exchange rates and securities prices that these derivative contracts are tied to.

Foreign Currency Risk

BGC Partners is exposed to risks associated with changes in foreign exchange rates. As foreign currency exchange rates change, the U.S. dollar equivalent of revenues and expenses denominated in foreign currencies change. BGC Partners’ UK operations generate a majority of its revenues in British Pounds and Euros. On a daily basis, all cash balances except those necessary to pay short-term expenses are converted to U.S. dollars. Changes in the remeasurement of BGC Partners’ net assets are recorded as part of its results of operations and fluctuate with changes in foreign currency conversion rates. BGC Partners does not consider the related economic risk to be material to its results of operations.

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

The accounting for derivative contracts is established in SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires that an entity recognize all derivative contracts as either an asset or liability and measure those instruments at fair value. The fair values of BGC Partners’ derivative contracts are determined from quoted market prices or other public price sources. BGC Partners does not designate any of its derivative contracts as hedges for accounting purposes. The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s condensed consolidated statements of operations. All derivative contracts are recorded on a net-by-counterparty basis where management believes a legal right of setoff exists under an enforceable netting agreement.

Interest Rate Risk

BGC Partners had $150.0 million in fixed-rate debt outstanding as of March 31, 2009. These debt obligations are not subject to fluctuations in interest rates.

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

The number of matched principal trades BGC Partners executes has continued to grow as compared to prior years. Matched principal trades in the less liquid markets on which BGC Partners focuses are less likely to settle on a timely basis than transactions in more liquid markets. Receivables from brokers, dealers and clearing organizations and payables to brokers, dealers and clearing organizations on BGC Partners’ condensed consolidated statements of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC Partners’ experience has been that substantially all of these transactions ultimately settle.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chairman, Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the disclosure controls and procedures of the Company (as such term is defined in Rules 13a-15(e) and 15d-15(d) under the Exchange Act), as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Legal Matters in Note 16 “Commitments, Contingencies and Guarantees” to the condensed consolidated financial statements included in Item 1 of this Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Other than as disclosed below, there have been no material changes in our risk factors from those disclosed in our 2008 annual report on Form 10-K. See “Risk Factors” in Part I, Item 1A of our 2008 annual report on Form 10-K.

Risks Related to Our Business

If the value of the dollar against the other currencies in which we pay expenses or if the value of the dollar against the other currencies in which we earn revenues changes dramatically, our financial results could suffer.

Because our business is global, dramatic exchange rate fluctuations are able to impact our results. Significant movements in the U.S. dollar against other currencies, including the Euro and the British Pound, as experienced since October 2008, in which we pay expenses or earn profits, may have an adverse effect on our financial results. Potential movements in the U.S. dollar against other currencies in which we earn revenues could also adversely affect our financial results.

Risks Related to Our Class A Common Stock and Our Structure

The market price of our Class A common stock has fluctuated significantly and the market price of our Class A common stock may fluctuate in the future. In addition, future sales of shares of Class A common stock could adversely affect the market price of our Class A common stock. BGC Partners stockholders, other than Cantor and its affiliates, could be diluted by such future sales and be further diluted upon exchange of BGC Holdings limited partnership interests into our common stock and upon issuance of additional BGC US and BGC Global limited partnership interests to BGC Holdings as a result of future issuances of BGC Holdings limited partnership interests. We have also repurchased shares of our Class A common stock from time to time, and may actively do so or cease doing so at any time.

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

Beginning on March 31, 2009, the first anniversary of the completion of the separation, Cantor was permitted to exchange all of its BGC Holdings limited partnership interests.

The BGC Holdings founding partner interests that Cantor has provided are exchangeable with us for Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), in accordance with the terms of the BGC Holdings limited partnership agreement, are as follows:

•

20% of the BGC Holdings founding partner interests held by each founding partner (other than Messrs. Amaitis and Lynn) became exchangeable upon the closing of the merger, with one-third of the shares receivable by such BGC Holdings founding partner upon a full exchange becoming saleable on each of the first, second and third anniversaries of the closing of the merger, subject to applicable law. These contractual restrictions were lifted on April 21, 2009 and these exchangeable founding partner interests are exchangeable at any time.

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

In addition, the following table reflects the timetable for distributions by Cantor of shares of our common stock that it holds or will hold in respect of the distribution rights that Cantor provided to limited partners of Cantor, including to the founding partners, in connection with the separation and merger. All of these shares of our common stock will be distributed by Cantor. Cantor expects to use shares of our Class A common stock received upon its conversion of Class B common stock, shares of our Class A common stock received upon exchange of BGC Holdings exchangeable limited partnership interests and purchases of shares of our Class A common stock in the open market to satisfy its distribution obligation under the distribution rights.

On April 1, 2009, the 12-month anniversary of the completion of the Merger, Cantor was required to distribute an aggregate of 6,317,385 shares of Class A Common Stock (5,872,888 shares with respect to retained partners and 444,497 shares with respect to founding partners) not including shares previously sold. In connection with the issuance of distribution rights shares, Cantor offered to its partners the opportunity to elect to defer their receipt of the distribution right shares and for Cantor to continue to hold their rights to distribution rights shares in the Cantor partnership and receive any income from such rights through partnership distributions rather than making an immediate issuance of such shares in the form of Class A Common Stock. Cantor partners who elected to defer their right to such shares are entitled to exchange such partnership interests for shares of Class A Common Stock upon written notice. Exchanges will occur on such subsequent dates as shall be determined by Cantor in its administrative discretion and Cantor shall have a right to defer such exchanges for up to 3 months. Accordingly, of the 6,317,385 distribution rights shares to be distributed by Cantor in April 2009, partners having rights to 5,567,725 of such distribution rights shares elected to defer their receipt of shares. In May 2009, Cantor exchanged shares of Class B Common Stock and delivered 527,344 shares of Class A Common Stock in satisfaction of its distribution rights obligations effective April 1, 2009. The remaining 222,316 shares will be distributed by Cantor upon completion of administration materials.

Upon completion of this distribution, the aggregate number of remaining shares of Class A Common Stock that Cantor will be required to distribute to retained and founding partners will be 25,618,396 shares of Class A Common Stock (22,819,305 shares with respect to retained partners and 2,799,091 shares with respect to founding partners).

Cantor may fund the Class A common stock scheduled to be delivered in satisfaction of its distribution rights obligations by using: (i) shares of Class A common stock owned of record by it, (ii) shares of Class A common stock receivable upon conversion by Cantor of shares of Class B common stock, (iii) shares of Class A common stock receivable upon exchange by Cantor of BGC Holdings exchangeable limited partnership units, or (iv) any combination of the above.

Anniversary of the merger (April 1, 2008)	Number of shares of our common stock that are required to be distributed by Cantor in respect of the distribution rights (1)
12 month	6,317,385
18 month	7,150,706
24 month	8,419,659
30 month	1,228,250
36 month	3,029,740

Total	26,145,740

(1)	As of March 31, 2009. Includes distribution rights shares which certain Cantor partners have elected to defer until a later time.

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

As of April 30, 2009, during the first four months of 2009, we repurchased common stock for a total of $7.9 million. The 4,023,959 reacquired shares were designated treasury shares and will be used for general corporate purposes. As of April 30, 2009, $32.4 million was remaining from the authorization of our board of directors and our audit committee to repurchase our Class A common stock, BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. We are continuing to make stock repurchases in 2009 and from time to time we may actively repurchase shares and may cease making repurchases at anytime.

On May 7, 2009, BGC Partners, Inc. (the “Company”) issued an aggregate of 1,793,946 shares of Class A Common Stock of the Company to partners of BGC Holdings, L.P. upon exchange of their exchangeable Founding Partnership Units. All of these shares are eligible for sale beginning on May 7, 2009 when the Company’s restrictions on employee stock transactions are lifted.

In order to facilitate receipt of the shares by the partners of BGC Holdings and receipt of distribution rights shares to be received by partners of BGC Holdings and Cantor, the Company and Cantor have made arrangements for such partners to open brokerage accounts with an investment bank. These accounts will facilitate repayment by any such partners of any partnership loans or other amounts payable to Cantor or the Company.

We are a holding company, and accordingly we are dependent upon distributions from BGC US and BGC Global to pay dividends, taxes and other expenses and to make repurchases.

We are a holding company with no independent means of generating revenues. Any dividends declared by us and all applicable taxes payable in respect of our net taxable income, if any, are paid from distributions to us from BGC US and BGC Global. To the extent that we need funds to pay dividends or to pay taxes on our share of BGC US’s and BGC Global’s net taxable income, or to repurchase shares of our common stock or BGC Holdings exchangeable limited partnership interests or if we need funds to pay cash dividends, make repurchases or for any other purpose, and either BGC US or BGC Global or their respective subsidiaries are restricted from making such distributions under applicable law or regulation, would be taxed on the distribution or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition and results of operations and our ability to declare cash dividends. In addition, any unanticipated accounting, tax or other charges or expenses against net income could adversely affect our ability to pay dividends, taxes and other expenses and to make repurchases.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this item is set forth in Part 2 of Item 1 and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement, dated November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2009 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/s/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: May 11, 2009

[Signature page to the Quarterly Report on Form 10-Q for the period ending March 31, 2009 dated May 11, 2009]

Exhibit Index

Exhibit No.	Description
10.1	Employment Agreement, dated November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002