Form 10-Q
period 2009-06-30
BGC Partners, Inc.
filed 2009-08-10
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On August 4, 2009, the registrant had 50,558,488 shares of Class A common stock, $0.01 par value, and 29,148,107 shares of Class B common stock, $0.01 par value, outstanding.

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

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	liquidity, clearing capital requirements and the impact of recent credit market events;

•	market conditions, including trading volume and volatility, and further deterioration of the debt capital markets;

•	economic or geopolitical conditions or uncertainties;

•	the extensive regulation of the Company’s businesses, changes in regulations relating to the financial services industry, and risks relating to compliance matters;

•	factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk, counterparty failure, and the impact of fraud and unauthorized trading;

•

the costs and expenses of developing, maintaining and protecting intellectual property, including judgments or settlements paid or received in connection with intellectual property, or employment or other litigation and their related costs;

•

certain financial risks, including the possibility of future losses and negative cash flow from operations, potential liquidity and other risks relating to the ability to obtain financing or refinancing of existing debt and risks of the resulting leverage, as well as interest and currency rate fluctuations;

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

•	the effectiveness of risk management policies and procedures, and the impact of unexpected market moves and similar events;

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

PART I—FINANCIAL INFORMATION

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$349,773	$204,930
Cash segregated under regulatory requirements	2,185	5,101
Reverse repurchase agreements with related parties	26,071	151,224
Loan receivables from related parties	980	980
Securities owned	627,654	887
Marketable securities	1,498	920
Securities borrowed	54,116	—
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	600,850	177,831
Accrued commissions receivable, net	127,477	127,639
Forgivable loans and other receivables from employees and partners	103,263	80,597
Fixed assets, net	133,760	136,812
Investments	26,513	26,559
Goodwill	75,726	63,500
Other intangible assets, net	15,456	17,066
Receivables from related parties	14,642	14,780
Other assets	54,549	59,515

Total assets	$2,214,513	$1,068,341

Liabilities, Redeemable Partnership Interest, and Total Equity
Accrued compensation	$150,957	$113,547
Securities sold, not yet purchased	—	321
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	1,195,600	119,262
Payables to related parties	68,322	50,316
Accounts payable, accrued and other liabilities	185,601	177,340
Deferred revenue	12,107	13,774
Notes Payable	150,000	150,000

Total liabilities	1,762,587	624,560
Redeemable partnership interest (Note 2)	110,940	102,579
Equity (Note 2)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 65,040 and 61,735 shares issued at June 30, 2009 and December 31, 2008, respectively; and 50,503 and 51,222 shares outstanding at June 30, 2009 and December 31, 2008, respectively	649	617
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 29,148 and 30,148 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively, convertible into Class A common stock	291	301
Additional paid-in capital	269,443	271,161
Treasury stock, at cost: 14,537 and 10,513 shares of Class A common stock at June 30, 2009 and December 31, 2008, respectively	(89,756)	(81,845)
Retained earnings	18,106	1,958
Accumulated other comprehensive loss	(1,462)	(3,942)

Total stockholders’ equity	197,271	188,250

Noncontrolling interest in subsidiaries (Note 2)	143,715	152,952

Total equity	340,986	341,202

Total liabilities, redeemable partnership interest, and equity	$2,214,513	$1,068,341

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Commissions	$164,305	$212,541	$336,585	$466,572
Principal transactions	106,438	66,062	197,699	117,958
Fees from related parties	13,232	18,599	28,156	39,512
Market data	4,402	5,101	8,864	10,645
Software solutions	2,770	1,454	4,268	3,537
Interest income	702	3,931	2,014	7,784
Other revenues	2,139	(940)	2,459	(354)
Losses on equity investments	(1,852)	(1,276)	(3,995)	(3,072)

Total revenues	292,136	305,472	576,050	642,582

Expenses:
Compensation and employee benefits	180,591	176,921	356,428	451,466
Allocation of income to founding/working partner units	4,125	7,133	8,352	7,133
Allocation of income to REUs	2,065	252	2,917	252

Total compensation and employee benefits	186,781	184,306	367,697	458,851
Occupancy and equipment	27,522	28,775	53,346	59,497
Fees to related parties	2,929	3,140	7,264	9,680
Professional and consulting fees	7,305	11,803	14,789	27,349
Communications	15,646	17,041	30,970	33,761
Selling and promotion	12,751	15,070	27,755	30,305
Commissions and floor brokerage	4,075	6,185	7,750	9,898
Interest expense	2,512	3,628	4,909	11,291
Other expenses	10,990	3,391	18,620	9,626

Total expenses	270,511	273,339	533,100	650,258
Income (loss) from continuing operations before income taxes	21,625	32,133	42,950	(7,676)
Provision for income taxes	6,944	8,723	13,975	16,793

Consolidated net income (loss)	14,681	23,410	28,975	(24,469)

Less: Net income attributable to noncontrolling interest in subsidiaries	6,613	11,426	12,827	12,080

Net income (loss) available to common stockholders	$8,068	$11,984	$16,148	$(36,549)

Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$8,068	$11,984	$16,148	$(36,549)

Basic earnings (loss) per share	$0.10	$0.16	$0.20	$(0.28)

Basic weighted average shares of common stock outstanding	78,929	75,194	79,745	130,081

Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$21,120	$30,069	$41,012	$(18,464)

Fully diluted earnings (loss) per share	$0.10	$0.16	$0.20	$(0.10)

Fully diluted weighted average shares of common stock outstanding	211,074	190,121	205,678	186,045

Dividends declared per share of common stock	$0.09	$—	$0.13	$—

Dividends declared and paid per share of common stock	$0.09	$—	$0.13	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$28,975	$(24,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Compensation related to partner redemptions and exchangeability of founding partner units	(1,472)	84,063
Allocation of income to founding/working partner units and REUs	11,269	7,385
Fixed asset depreciation and intangible asset amortization	26,285	28,821
Forgivable loan amortization	15,178	15,065
Stock-based compensation	9,331	4,129
Other investment losses	3,995	3,072
Deferred tax (benefit) expense	(4,594)	790
Recognition of deferred revenue	(7,016)	(4,488)
Other	788	(69)
Changes in operating assets and liabilities:
Decrease in cash segregated under regulatory requirements	2,916	574
Decrease in reverse repurchase agreements	—	1,059
Increase in reverse repurchase agreements with related parties	—	(87,825)
Increase in securities borrowed	(54,116)	—
(Increase) decrease in securities owned	(626,767)	2,416
(Increase) in receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	(415,235)	(397,409)
Decrease (Increase) in accrued commissions receivable, net	378	(16,101)
Decrease (Increase) in receivables from related parties	138	(88,278)
Increase in forgivable loans and other receivables from employees and partners	(37,844)	(19,726)
Decrease (increase) in other assets	5,502	(2,125)
Decrease in securities sold, not yet purchased	(321)	—
Increase in securities loaned	—	289,117
Increase in payables to brokers, dealers, clearing organizations, customers and related broker-dealers	1,073,943	130,035
Increase in accrued compensation	18,676	14,804
Increase in deferred revenue	5,189	2,367
Increase in accounts payable, accrued and other liabilities	12,674	940
Increase in payables to related parties	18,006	102,665

Net cash provided by operating activities	85,878	46,812

(Continued)

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of secured loan by related party	—	65,000
Decrease in reverse repurchase agreements with related parties	125,153	57,806
Purchases of fixed assets	(11,277)	(20,117)
Decrease in restricted cash	—	302
Capitalization of software development costs	(8,979)	(8,438)
Capitalization of patent defense and registration costs	(757)	(1,057)
Investment in Liquidez, net of cash acquired	(5,140)	—
Investment in Radix	—	(5,000)
Investment in unconsolidated entities	(3,949)	(2,153)

Net cash provided by investing activities	95,051	86,343

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distribution upon separation / merger	—	(130,000)
Notes Payable	—	150,000
Repayments of long-term borrowings with related parties	—	(196,818)
Proceeds from primary offering of Class A common stock, net	—	72,342
Repurchase of Class A common stock	(7,911)	(1,351)
Proceeds from exercises of stock options and warrants	—	1,138
Excess tax benefit from stock-based compensation	—	13
Earnings distributions to Cantor, founding/working and REU partners	(17,073)	—
Dividends to stockholders	(10,416)	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	—	(273)

Net cash (used in) provided by financing activities	(35,400)	(104,949)

Effect of exchange rate changes on cash	(686)	—
Net increase in cash and cash equivalents	144,843	28,206
Cash and cash equivalents at beginning of period	204,930	277,299

Cash and cash equivalents at end of period	$349,773	$305,505

Supplemental cash information:
Cash paid during the period for taxes	$10,379	$7,108

Cash paid during the period for interest	$4,909	$9,404

Supplemental non-cash information
Conversion of Class B common stock into Class A common stock	$10	$10
Investment of non-cash assets in ELX	$—	$18,333
Issuance of equity instruments upon merger	$—	$(281,650)
Fees related to primary offering of Class A common stock included in accounts payable and other accrued liabilities	$—	$(4,858)
Forgiveness / net settlement of receivables from and payables to related parties, net	$—	$4,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2008

(in thousands, except share amounts)

(unaudited)

	Members’ Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in- Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2008	$235,454	$368	$205	$313,238	$(62,597)	$(17,282)	$(61)	$2,352	$471,677
Capital distribution to Cantor upon separation/merger	(130,000)	—	—	—	—	—	—	—	(130,000)
Contribution of common stock from Cantor upon separation/merger (9,618,764 Class A common stock and 12,350,307 Class B common stock)	(23,946)	97	123	23,726	—	—	—	—	—
Settlement of intercompany balances upon separation/merger	4,354	—	—	—	—	—	—	—	4,354
Redemption of founding partner units upon separation/merger	84,063	—	—	—	—	—	—	—	84,063
Recapitalization upon merger; allocation of equity to founding partners and Cantor	(121,847)	—	—	(93,309)	—	—	—	113,038	(102,118)
Conversion of Class B common stock to Class A common stock	—	27	(27)	—	—	—	—	—	—
Primary offering of Class A common stock, net	—	100	—	28,403	—	—	—	43,839	72,342
Capital contribution by founding partners to cover 2008 Charity Day	—	—	—	6,191	—	—	—	—	6,191
Repurchase of Class A common stock, 4,011,072 shares	—	—	—	—	(19,248)	—	—	—	(19,248)
Dividends to stockholders	—	—	—	(19,468)	—	868	—	—	(18,600)
Earnings distributions to Cantor, founding/working and REU partners	—	—	—	—	—	—	—	(24,478)	(24,478)
Stock-based compensation	—	4	—	5,927	—	—	—	—	5,931
Issuance of Class A common stock upon exchange of founding partner units and distribution rights, 1,809,524 shares	—	18	—	6,783	—	—	—	—	6,801
Other	—	3	—	(330)	—	3	—	(1,167)	(1,491)
Comprehensive income:
Consolidated net (loss) income	(48,078)	—	—	—	—	18,369	—	19,368	(10,341)
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(2,448)	—	(2,448)
Unrealized loss on marketable securities	—	—	—	—	—	—	(1,433)	—	(1,433)

Comprehensive (loss) income	(48,078)	—	—	—	—	18,369	(3,881)	19,368	(14,222)

Balance, December 31, 2008	$—	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$152,952	$341,202

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2009

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, December 31, 2008	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$152,952	$341,202
Repurchase of Class A common stock, 4,023,959 shares	—	—	—	(7,911)	—	—	—	(7,911)
Conversion of Class B common stock to Class A common stock, 1,000,000 shares	10	(10)
Stock-based compensation	—	—	4,637	—	—	—	—	4,637
Issuance of Class A common stock upon exchange of founding partner units and distribution rights, 2,285,650 shares	22		5,471				(2,318)	3,175
Re-allocation of equity due to additional investment by founding/working partners	—	—	(1,359)	—	—	—	(6,053)	(7,412)
Dividends to stockholders	—	—	(10,416)	—	—	—	—	(10,416)
Earnings distributions to Cantor, founding/working and REU partners	—	—	—	—	—	—	(12,846)	(12,846)
Other	—	—	(51)	—	—	—	1	(50)
Comprehensive income:
Consolidated net income	—	—	—	—	16,148	—	12,827	28,975
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	1,589	(544)	1,045
Unrealized gain (loss) on marketable securities	—	—	—	—	—	891	(304)	587

Comprehensive income	—	—	—	—	16,148	2,480	11,979	30,607

Balance, June 30, 2009	$649	$291	$269,443	$(89,756)	$18,106	$(1,462)	$143,715	$340,986

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

BGC Partners is a leading global financial intermediary to the financial markets specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. Through its eSpeed and BGCantor Market Data brands, BGC Partners also offers financial technology solutions and market data and analytics related to select financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, screen-assisted, voice-assisted or, where available, fully electronic brokerage services in connection with transactions executed either OTC or through an exchange. BGC Partners has offices in New York and London, as well as in Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Nyon, Paris, Rio de Janeiro, Sao Paulo, Singapore, Seoul, Sydney, Tokyo and Toronto.

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

The unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated statements of financial condition, the condensed consolidated statements of operations, the condensed consolidated statements of cash flows, and the condensed consolidated statements of changes in equity of the Company for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year, which will end on December 31, 2009.

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

SFAS No. 141(R): In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and non-contractual contingencies. SFAS 141(R) also amends the recognition criteria for contingent consideration. The Company adopted the provisions of SFAS 141(R) when they became effective on January 1, 2009.

SFAS No. 165: In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement establishes general standards for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements and 3) The disclosures that an entity should make about events that occurred after the balance sheet date. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows. See Note 20, Subsequent Events for the required disclosures.

New Accounting Pronouncements:

SFAS No. 166: In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). The key amendments resulting from SFAS 166 are the removal of the concept of a qualifying special-purpose entity (QSPE) from Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) and the elimination of the exception for QSPEs from the consolidation guidance of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). SFAS 166 also clarifies the unit of account eligible for sale accounting and requires that a transferor recognize and initially measure at fair value, all financial assets obtained and liabilities incurred as a result of a transfer of an entire financial asset (or group of entire financial assets) accounted for as a sale. In addition SFAS 166 requires enhanced disclosures to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective as of January 1, 2010 for calendar year reporting entities. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 166 on its consolidated financial statements.

SFAS No. 167: In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 addresses the effects of eliminating the QSPE concept from SFAS 140 and clarifies and amends certain key provisions of FIN 46(R), including the transparency of an enterprise’s involvement with variable interest entities (VIEs). The key changes resulting from SFAS 167 are the requirement of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, the requirement of continuous assessments as to whether an enterprise is the primary beneficiary of a VIE, amendments to certain guidance in FIN 46(R) related to the determination as to which entities are deemed VIEs, and the amendment of FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE. SFAS 167 also requires enhanced disclosures to provide more transparent information regarding an enterprise’s involvement with a VIE. SFAS 167 is effective as of January 1, 2010 for calendar year reporting entities and early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 167 on its consolidated financial statements.

SFAS No. 168: In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FAS Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its consolidated financial condition, results of operations or cash flows.

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

REU holders

BGC Holdings issues REUs to certain of its limited partners. Generally, REUs entitle the holder to participate in distributions of BGC Holdings’ income and to receive post-termination payments equal to the notional value of the grant in four equal yearly installments after the holder’s termination. REUs that are entitled to distributions receive allocations of net income for each quarterly period. This allocation is reflected in the Company’s condensed consolidated statements of operations as “Allocation of income to REUs”, which is a separate component of compensation expense. However, in quarterly periods in which the Company has a net loss, the Company does not reflect an allocation of the loss to REUs. Rather, the allocation of the net loss is reflected as a component of “Noncontrolling interest in subsidiaries”.

At the Company’s discretion, REUs may become exchangeable for Class A common stock on a one-for-one basis.

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

The Company’s earnings for the three and six months ended June 30, 2009 and 2008 were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Allocation of income to founding/working partner units	$4,125	$7,133	$8,352	$7,133
Allocation of income to REUs	2,065	252	2,917	252
Allocation of income to Cantor	6,862	10,700	13,595	10,700
Net income (loss) available to common stockholders (1)	8,068	11,984	16,148	(36,549)

The following is a reconciliation of the Company’s basic earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$8,068	$11,984	$16,148	$(36,549)

Basic weighted average shares of common stock outstanding (1)	78,929	75,194	79,745	130,081

Basic earnings (loss) per share	$0.10	$0.16	$0.20	$(0.28)

(1)	The weighted average shares outstanding for the six months ended June 30, 2008 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for that period, allocations to founding/working partners, REUs and Cantor have not been deducted from net income.

Fully diluted earnings (loss) per share is calculated utilizing net income (loss) available for common stockholders plus net income allocations to the founding/working partner units, REUs, and Cantor; and dividing it by the weighted average number of BGC Holdings units held by founding/working partners and Cantor, the weighted average number of REUs eligible for distributions, the Company’s weighted average outstanding shares of common stock, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including options, RSUs and warrants, were exercised, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. The following is a reconciliation of the Company’s fully diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Fully diluted earnings (loss) per share:
Net income (loss) available to common stockholders	$8,068	$11,984	$16,148	$(36,549)
Allocation of income to founding/working partner units	4,125	7,133	8,352	7,133
Allocation of income to REUs	2,065	252	2,917	252
Allocation of income to Cantor	6,862	10,700	13,595	10,700

Net income (loss) for fully diluted shares	$21,120	$30,069	$41,012	$(18,464)

Basic weighted average shares of common stock outstanding (1)	78,929	75,194	79,745	130,081
Restricted stock units	3,289	2,905	2,617	—
BGC Holdings units held by founding/working partners	41,004	44,757	41,575	22,322
REUs	20,714	131	14,603	160
BGC Holdings units held by Cantor	67,138	67,134	67,138	33,482

Fully diluted weighted average shares of common stock outstanding	211,074	190,121	205,678	186,045

Fully diluted earnings (loss) per share	$0.10	$0.16	$0.20	$(0.10)

(1)	The weighted average shares outstanding for the six months ended June 30, 2008 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for that period, allocations to founding/working partners, REUs and Cantor’s noncontrolling interest have not been deducted from net income.

For the three months ended June 30, 2009 and 2008, approximately 16.6 million and 7.3 million options, RSUs and warrants, respectively, were not included in the computation of fully diluted earnings (loss) per share because their effect would have been anti-dilutive.

Stock Issuance

On April 21, 2009, the Company issued an aggregate of 491,701 shares of its Class A common stock upon exchange of founding partner units issued in connection with the separation and merger. The Company subsequently repurchased 486,701 of these shares of its Class A common stock for an aggregate purchase price of approximately $1.2 million.

On May 7, 2009, the Company issued an aggregate of 1,793,946 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partnership units in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. All of these shares were eligible for sale beginning on May 7, 2009 when the Company’s restrictions on employee stock transactions were lifted. This issuance did not change the amount of fully diluted shares outstanding.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $100.0 million of outstanding Class A common stock.

Stock repurchase activity for the six months ended June 30, 2009 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2009 – March 31, 2009	3,537,258	$1.89	3,537,258	$33,629,570
April 1, 2009 – April 30, 2009	486,701	$2.50	486,701	$32,412,817
May 1, 2009 – May 31, 2009	—	$—	—	$32,412,817
June 1, 2009 – June 30, 2009	—	$—	—	$32,412,817

During the six months ended June 30, 2009, the Company repurchased 4,023,959 shares of its Class A common stock. These repurchases included 2,600,000 shares repurchased from The Cantor Fitzgerald Relief Fund at the market price of $1.99 per share, for an aggregate purchase price of approximately $5.2 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2008 Charity Day.

During the six months ended June 30, 2008, the Company did not repurchase any shares of its Class A common stock.

At June 30, 2009, the Company had approximately $32.4 million remaining from its $100 million buyback authorization and from time to time, the Company may actively continue to repurchase shares.

4.	Securities Owned

The Company allows certain of its brokerage desks to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating transactions, adding liquidity, improving customer satisfaction, increasing revenue opportunities, attracting additional order flow and, in a limited number of instances and subject to risk management limits, for the purpose of proprietary trading. As of June 30, 2009 the Company had approximately $627.1 million of international equity positions that are hedged with short term derivatives. The Company has no market risk associated with these positions. The Company incurs limited credit risk on these derivatives given their short duration. All of these equity positions have subsequently been sold and the derivative hedges have matured and settled. Including these positions, total securities owned was $627.7 million and $0.8 million as of June 30, 2009 and December 31, 2008, respectively.

Securities owned consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Corporate debt	$92	$75
Government debt	263	805
Equities	627,299	7

Total	$627,654	$887

As of June 30, 2009 and December 31, 2008, the Company had pledged $0.3 million and $0.8 million of securities owned, respectively, to satisfy deposit requirements at various exchanges or clearing organizations.

5.	Marketable Securities

Marketable securities consisted of the Company’s ownership of 4,350,000 shares of Class A common stock of Patsystems, plc, which were purchased during 2007. The investment, which had a fair value of $1.5 million and $0.9 million as of June 30, 2009 and December 31, 2008, is classified as available-for-sale and recorded at fair value. Unrealized gains or losses are included as part of “accumulated other comprehensive loss” on the accompanying consolidated statement of financial condition. This investment is recorded in the Company’s condensed consolidated statements of financial condition as “Marketable Securities”.

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

As of June 30, 2009, the Company had received, as collateral, U.S. Treasury or other fixed income securities with a fair value of $30.7 million, all of which pertained to overnight Reverse Repurchase Agreements with Cantor that were transacted as part of the Company’s cash management strategy.

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

As of June 30, 2009, the Company entered into securities borrowed transactions to cover pending settlements, and the Company received, as collateral, government debt securities with a fair value of $54.1 million.

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

The receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$527,582	$101,389
Open derivative contracts	13,813	2,864
Receivables from clearing organizations	54,273	61,377
Other receivables from brokers, dealers and customers	5,182	12,201

Total	$600,850	$177,831

Payables to brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$543,033	$99,264
Net pending trades	635,726	5,902
Open derivative contracts	695	683
Payables to clearing organizations	762	235
Other payables to brokers, dealers and customers	15,384	13,178

Total	$1,195,600	$119,262

A portion of these receivables and payables is with Cantor (see Note 10, Related Party Transactions, for additional information related to these receivables and payables).

Substantially all open fails to deliver and fails to receive transactions as of June 30, 2009 have subsequently settled at the contracted amounts.

8.	Derivatives

The Company has entered into both OTC and exchange-traded derivative contracts. These derivative contracts primarily consist of equity derivatives and foreign exchange swaps. The Company enters into derivative contracts to facilitate client transactions, to hedge principal positions and to facilitate hedging activities of affiliated companies. Open derivative contracts are recognized at the fair value of the related assets and liabilities as part of “Receivables from and Payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the Company’s condensed consolidated statements of financial condition.

Fair values of derivative contracts are determined from quoted market prices or other public price sources. The Company does not designate any derivative contracts as hedges for accounting purposes. The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s condensed consolidated statements of operations.

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2009		December 31, 2008
	Assets	Liabilities	Assets	Liabilities
Equity option contracts	$13,615	—	—	—
Foreign exchange swaps	198	695	2,864	683

Total	$13,813	$695	$2,864	$683

Transactions with off-balance-sheet risk are primarily short-term in duration. At June 30, 2009 and December 31, 2008, the notional amounts of derivative instruments used for trading purposes were $1,417.1 million and $329.3 million, respectively. These contracts had remaining maturities of less than one year.

All of the Company’s foreign exchange swaps are with Cantor. The notional amount of the foreign exchange swap transactions at June 30, 2009 and December 31, 2008 was $362.1 million and $329.3 million, respectively.

The replacement cost of contracts in a gain position at June 30, 2009, summarized by counterparty credit ratings, is as follows (in thousands):

Rating (a)	Net Replacement Cost (in thousands):
A	$13,615
Other (b)	$198

(a)	Credit ratings based on Standard & Poor’s.
(b)	“Other” indicates counterparties for which no credit rating was available from an independent third-party source. It does not necessarily indicate that the counterparties’ credit is below investment grade.

9.	Fair Value of Financial Assets and Liabilities

The following table sets forth the Company’s financial assets, including those pledged as collateral, and financial liabilities at fair value (in thousands):

	June 30, 2009
	Assets	Liabilities
Corporate debt	$92	$—
Government debt	263	—
Equities	628,797	—
Options	13,615	—
Foreign exchange swaps	198	695

Total	$642,965	$695

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under SFAS 157 (in thousands):

	Assets at Fair Value at June 30, 2009
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Corporate debt	$—	$92	$—	$—	$92
Government debt	—	263	—	—	263
Equities	628,797	—	—	—	628,797
Options	—	13,615	—	—	13,615
Foreign exchange swaps	—	198	—	—	198

Total	$628,797	$14,168	$—	$—	$642,965

	Liabilities at Fair Value at June 30, 2009
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	—	695	—	—	695

Total	$	$695	$—	$—	$695

(1)	As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

10.	Related Party Transactions

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

For the three months ended June 30, 2009 and 2008, the Company was charged $7.7 million and $7.9 million, respectively, for the services provided by Cantor and its affiliates, of which $4.8 million was to cover compensation to leased employees for the three months ended June 30, 2009 and June 30, 2008. For the six months ended June 30, 2009 and 2008, the Company was charged $16.9 million and $14.5 million, respectively, for the services provided by Cantor and its affiliates, of which $9.6 million and $4.8 million was to cover compensation to leased employees for the six months ended June 30, 2009 and June 30, 2008, respectively.

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

For the three months ended June 30, 2009 and 2008, the Company recognized related party revenues pursuant to these agreements of $8.6 million and $14.0 million, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized related party revenues pursuant to these agreements of $18.9 million and $30.5 million, respectively. These revenues are included as part of “Fees from related parties” in the Company’s condensed consolidated statements of operations.

As of June 30, 2009 and December 31, 2008 Cantor’s cumulative share of the net income of Tower Bridge was $4.7 million and $5.5 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s condensed consolidated statements of financial condition.

Clearing Agreement

Following the merger on April 1, 2008, the Company received regulatory approval from FINRA for self-clearing its own securities transactions, and has begun self-clearing transactions in mortgage-backed securities, equities, corporate and other DTC-eligible bonds and repurchase agreements. However, the Company does not clear its own transactions in U.S. Treasury and Agency securities.

Accordingly, since the closing of the merger, the Company has continued to receive certain clearing services from Cantor in the U.S. pursuant to its pre-existing clearing agreement (“Clearing Services”). These Clearing Services have been provided since April 1, 2008 in exchange for payment by the Company of third-party clearing costs and allocated costs.

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

The Company has agreed to pay Cantor to clear its securities transactions at Cantor’s cost, which shall include all direct and third-party costs, as well as allocated costs. These amounts have been paid to Cantor since April 1, 2008.

The Company relies upon Cantor to provide Clearing Services and, in the absence of the Agreement, it would have to secure an alternative third-party clearing arrangement to provide such Clearing Services, which might be at higher rates or on less favorable terms.

The Company intends to continue this relationship with Cantor. Accordingly, the Company expects that Cantor will continue to post clearing capital on our behalf and we will either post clearing capital with Cantor as requested under the Agreement or continue to invest our excess cash via Reverse Repurchase Agreements or in other overnight investments. In the absence of such an arrangement, the Company may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of these transactions. The increased capital requirements required in connection with the clearing of the Company’s securities transactions could have a material adverse impact on the Company’ ability to make distributions, repurchase its stock or affect strategic acquisitions or other opportunities. However, the Company believes that the Agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude the Company from meeting its cash needs in the near term.

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

For the three months ended June 30, 2009 and 2008, the Company recognized expense of approximately $0.9 million in relation to this charge. For the six months ended June 30, 2009 and 2008, the Company recognized expense of approximately $1.7 million and $0.9 million in relation to this charge, respectively.

Receivables from and Payables to Brokers, Dealers, Clearing Organizations, Customers and Related Broker-Dealers

In Europe and the United States, certain trades executed by the Company are cleared and settled by Cantor. Additionally, in the UK, BGC Partners places certain trades on behalf of Cantor and its affiliates.

Amounts due from or to Cantor for undelivered securities or open derivative contracts are included as part of “Receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the Company’s condensed consolidated statements of financial condition. As of June 30, 2009 and December 31, 2008, the Company had receivables from Cantor of $2.7 million and $2.9 million, respectively. Additionally, as of June 30, 2009 and December 31, 2008, the Company had payables to Cantor of $0.7 million and $1.8 million, respectively.

Forgivable Loans and Other Receivables from Employees and Partners

The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive forgivable loans. As of June 30, 2009 and December 31, 2008, the unamortized balance of these forgivable loans was $66.4 million and $69.5 million, respectively. These forgivable loans are included as part of “Forgivable and other loan receivables from employees and partners” in the Company’s condensed consolidated statements of financial condition. Amortization expense for these forgivable loans for the three months ended June 30, 2009 and 2008 was $8.0 million and $7.1 million, respectively. Amortization expense for these forgivable loans for the six months ended June 30, 2009 and 2008 was $15.2 million and $15.1 million, respectively. Amortization expense for forgivable loans is included as part of “Compensation and employee benefits” in the Company’s condensed consolidated statements of operations.

Additionally, from time to time, the Company may enter into agreements with employees and partners to grant bonus and salary advances or other types of loans that are non-forgivable. These advances and loans are repayable in the timeframes outlined in the underlying agreements. As of June 30, 2009 and December 31, 2008, the balance of these advances and non-forgivable loans was $36.9 million and $11.1 million, respectively. These advances and non-forgivable loans are included as part of “Forgivable loans and other receivables from employees and partners” in the Company’s condensed consolidated statements of financial condition.

Reverse Repurchase Agreements

From time to time, the Company enters into Reverse Repurchase Agreements with Cantor, whereby the Company receives U.S. Treasury, agency or other fixed income securities as collateral. As of June 30, 2009 and December 31, 2008, the Company had $26.1 million and $151.2 million, respectively, of Reverse Repurchase Agreements with Cantor, of which the fair value of the collateral received from Cantor was $30.7 million and $184.6 million, respectively.

Secured Loan to Cantor

On July 26, 2007, the Company entered into a Secured Promissory Note and Pledge Agreement (the “Secured Loan”) with Cantor in which the Company agreed to lend to Cantor up to $100.0 million (the “Secured Loan Amount”) on a secured basis from time to time. The Secured Loan was guaranteed by a pledge of the Company’s Class A common stock or Class B common stock owned by Cantor equal to 125% of the outstanding Secured Loan amount, as determined on a next day basis. The Secured Loan earned interest at the market rate for equity repurchase agreements plus 0.25% and was payable on demand. The Secured Loan was approved by the Company’s Audit Committee. In September 2008, the Company was authorized to increase the amount available under its Secured Loan with Cantor from up to $100.0 million to all excess cash other than that amount needed for regulatory purposes, and to also accept, as security, pledges of any securities in addition to pledges of Class A or Class B common stock of the Company provided for under the original Secured Loan. At June 30, 2009 and December 31, 2008, there was no outstanding Secured Loan balance.

Notes Payable

Historically, the Company had various subordinated loans and notes payable outstanding to Cantor. All of these notes were repaid upon BGC Partners’ separation from Cantor on March 31, 2008.

For the three months ended June 30, 2009 and 2008, the Company did not incur any interest expense related to notes payable to Cantor. For the six months ended June 30, 2009, the Company did not incur any interest expense related to notes payable to Cantor; and for the six months ended June 30, 2008, the Company incurred interest expense related to the notes payable to Cantor of $4.0 million. Interest expense related to these notes is recorded as part of “Interest expense” in the Company’s condensed consolidated statements of operations.

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

In June 2008, the Company was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. The Company was further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. As of June 30, 2009, the Company had not entered into any arrangements for the Aqua business.

During the six months ended June 30, 2009, the Company made a $1.5 million cash contribution to Aqua. This contribution is recorded as part of “Investments” in the Company’s condensed consolidated statements of financial condition.

On December 21, 2007, the Company and 11 other leading financial institutions announced the formation of a limited partnership that has established a fully-electronic futures exchange. The Company holds an approximate 25% interest in ELX. The Company has also entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX.

For the three months ended June 30, 2009 and 2008, the Company recognized revenues of $4.7 million and $4.6 million, respectively, for the services provided to ELX. For the six months ended June 30, 2009 and 2008, the Company recognized revenues of $9.4 million and $9.0 million, respectively, for the services provided to ELX. These revenues are included as part of “Fees from related parties” in the Company’s condensed consolidated statements of operations.

In April 2008, the Company was authorized to enter into short-term arrangements with Cantor to cover any failed U.S. treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of June 30, 2009, the Company had not entered into any arrangements to cover any failed U.S. treasury transactions.

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

Cantor has the right to purchase from BGC Holdings any non-exchangeable BGC Holdings limited partnership units held by any founding partner that are redeemed by BGC Holdings upon termination or bankruptcy of the founding partner. Any such BGC Holdings limited partnership units purchased by Cantor from BGC Holdings will be exchangeable by Cantor for shares of Class B common stock or, at Cantor’s election, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments), from the Company, on the same basis as Cantor’s other BGC Holdings limited partnership units. As of the date of this filing, as a result of the termination of 23 founding partners, BGC Holdings has the right to redeem an aggregate of 1,350,266 BGC Holdings limited partnership units. Accordingly, upon the redemption of any of the founding partners’ BGC Holdings limited partnership units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units pursuant to terms yet to be determined.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less than favorable to the receiving party than such services are provided to typical third-party customers.

In May 2009, the Company was authorized to enter into intercompany unsecured loan arrangements from time to time between the Company and/or any of its subsidiaries or affiliates, including BGC Holdings, BGC US Opco and BGC Global Opco, which loans shall bear interest at the LIBOR rate for the applicable period + 400 basis points for the period of the loan, resetting at each renewal period.

11.	Investments

The Company’s investments consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
ELX	$12,130	$14,711
Freedom International Brokerage	9,791	9,767
China Credit BGC Money Broking Company Limited	2,429	—
Aqua	1,286	1,225
EIP Holdings	877	856

Total investments	$26,513	$26,559

The Company’s share of losses related to its investments was $1.9 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively. The Company’s share of losses related to its investments was $4.0 million and $3.1 million for the six months ended June 30, 2009 and 2008, respectively. The Company’s share of the income/losses is recorded under the caption “Losses on equity investments” in the Company’s condensed consolidated statements of operations.

In March 2009, the Company was granted preliminary approval by the China Banking Regulatory Commission (“CBRC”) to establish a money broking joint venture company with China Credit Trust Co., Ltd. (“CCT”). The joint venture, named China Credit BGC Money Broking Company Limited, (“China Credit BGC”) will seek final approval later in the year. In May 2009, in accordance with the preliminary approval, the Company contributed the USD equivalent of RMB16.5 million in cash (approximately $2.4 million) into China Credit BGC. Subject to final approval, China Credit BGC plans to provide domestic and international broking services for foreign exchange, bond, money market, and derivatives products. The Company will hold a 33% stake in China Credit BGC. The Company did not record any gains or losses in 2009 in connection with its investment in China Credit BGC.

12.	Fixed Assets, net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Computer and communications equipment	$174,513	$168,186
Software, including software development costs	153,123	141,651
Leasehold improvements and other fixed assets	115,036	119,863

	442,672	429,700
Less: accumulated depreciation and amortization	308,912	292,888

Fixed assets, net	$133,760	$136,812

Depreciation expense was $8.8 million and $9.1 million for three months ended June 30, 2009 and 2008, respectively. Depreciation expense was $17.2 million and $18.8 million for six months ended June 30, 2009 and 2008, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s condensed consolidated statements of operations.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended June 30, 2009 and 2008, software development costs totaling $4.9 million and $5.5 million, respectively, were capitalized. For the six months ended June 30, 2009 and 2008, software development costs totaling $9.0 million and $8.4 million, respectively, were capitalized. Amortization of software development costs totaled $3.3 million and $3.7 million for the three months ended June 30, 2009 and 2008, respectively, and $6.8 million and $7.8 million for the six months ended June 30, 2009 and 2008, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s condensed consolidated statements of operations.

13.	Goodwill and Other Intangible Assets

In June 2009, the Company acquired all of the outstanding shares of Liquidez Distribuidora de Titulos e Valores Mobiliarios Ltda. (“Liquidez”), a Brazilian financial institution and interdealer broker with offices in Sao Paulo and Rio de Janeiro. The purchase price for Liquidez is $15.6 million plus an additional contingent payment subject to achievement of certain profit targets through 2013. As part of the purchase price, the Company issued an aggregate of 1,750,000 REUs to certain shareholders of Liquidez, a portion of which will become exchangeable into shares of the Company’s Class A Common Stock. An additional 250,000 REUs were issued to brokers and accounted for as compensation.

The goodwill attributed to this acquisition was $12.2 million.

The results of operations of Liquidez have been included in the Company’s condensed consolidated financial statements subsequent to the date of the acquisition.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The changes in the carrying amount of goodwill at June 30, 2009 were as follows (in thousands):

June 30, 2009
Balance at December 31, 2008	$63,500

Liquidez acquisition	12,226

Balance at June 30, 2009	$75,726

Other intangible assets consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Definite life intangible assets:
Patents	35,667	34,910
Customer base/relationships	15,076	15,076
Internally developed software	5,722	5,722
Covenant not to compete	1,628	1,628
Trademarks	1,315	1,315

Total gross definite life intangible assets	59,408	58,651
Less: accumulated amortization	45,452	43,085

Net definite life intangible assets	13,956	15,566

Horizon license	1,500	1,500

Total net intangible assets	$15,456	$17,066

Amortization expense was $1.1 million for the three months ended June 30, 2009 and 2008, and was $2.4 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s condensed consolidated statements of operations.

14.	Notes Payable

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes to a number of investors. The Senior Notes are due April 1, 2010, with interest payable semiannually at the rate of 5.19% per annum. The Senior Notes are subject to certain covenants, including capital covenants that require the Company to maintain consolidated capital at an amount not less than $227.5 million and debt covenants that require that the Company’s consolidated debt not to exceed 60% of its consolidation capitalization; provided, however, that if the Company’s consolidated debt exceeds 55%, then the applicable interest rate of the Senior Notes will be increased by 0.25% per annum. As of June 30, 2009, the Company was in compliance with all debt covenants.

The Company recorded interest expense related to the Senior Notes of $1.9 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively, and $3.9 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively.

15.	Stock-Based Compensation

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2008	2,106,516	$8.91
Granted	2,275,270	2.13
Less: Delivered units	115,669	7.14
Less: Forfeited units	119,461	8.37

Balance at June 30, 2009	4,146,656	$5.32	1.96

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

During the six months ended June 30, 2009, the Company issued approximately 2.3 million RSUs with aggregate estimated grant date fair values of approximately $4.8 million to employees. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses.

As of June 30, 2009, the aggregate estimated grant date fair value of outstanding RSUs was approximately $22.0 million.

Compensation expense related to RSUs, before associated income taxes, was approximately $3.4 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively, and $6.1 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2008	15,053,505	$14.71	3.9
Granted	—	—
Less: Exercised options	—	—
Less: Forfeited options	486,575	14.17

Balance at June 30, 2009	14,566,930	$14.73		$—

Options exercisable at June 30, 2009	14,566,492	$14.73	3.7	$—

The Company did not grant any options during the six months ended June 30, 2009.

Total compensation expense related to stock options before associated income taxes was negligible for the three and six months ended June 30, 2009 and 2008, respectively.

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

As of June 30, 2009 the estimated fair value of the grant units held by the Company’s employees was $3.0 million; and the notional amount of grant units outstanding was $6.5 million.

Non-cash compensation expense for the changes in estimated fair value for the three months ended June 30, 2009 and 2008 was $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2009 and 2008, the company recorded total non-cash compensation expense of $0.3 million and $0.0 million, respectively.

REUs

The Company provides limited partnership interests in BGC Holdings, termed REUs, to certain employees. Generally, these REUs entitle the holder to participate in distributions of BGC Holdings’ income and to receive post-termination payments equal to the notional value of the grant in four equal yearly installments after the holder’s termination provided that the holder has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. Generally, REUs may also be exchangeable for Class A common stock in accordance with the terms and conditions of the grant of such REUs. REUs are accounted for by the Company as liability awards under SFAS 123R. The liability incurred for REUs is re-measured at the end of each reporting period. Non-cash compensation is recorded to account for changes in the estimated fair value of REUs.

As of June 30, 2009, the aggregate estimated fair value of the REUs held by executives and non-executive employees awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $12.4 million and the notional amount of the REUs outstanding was $85.1 million.

Compensation expense related to REUs is recognized over the stated service period. The Company recognized compensation expense, before associated income taxes, related to REUs of $2.4 million and a nominal amount for the three months ended June 30, 2009 and 2008, respectively. The Company recognized compensation expense, before associated income taxes, related to REUs of $3.4 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively.

RPUs

In February 2009, BGC Holdings was authorized to create a separate class of working partner units called Restricted Partnership Units (“RPUs”) in an amendment to the limited partnership agreement, which was authorized to be further amended in August 2009. The RPUs have similar features to existing REU interests except that they provide for a minimum distribution of $0.005 per quarter. The RPUs also provide that if BGC Holdings were to be dissolved, the obligation to provide Post-Termination Payments to terminated partners holding RPUs is cancelled. The 15% cap on distributions which had been a feature of the RPUs was also eliminated. Further amendments to the limited partnership of BGC Holdings were also authorized to amend future and existing classes of partnership interests to create separate classes. As of June 30, 2009, 27,098 RPUs had been approved for issuance, which are subject to the amended terms.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2008	1,986	$27.04
Granted	—	—
Less: Exercised warrants	—	—
Less: Forfeited warrants	—	—

Balance at June 30, 2009	1,986	$27.04	1.3

The Company did not recognize any expense related to the business partner warrants for the three and six months ended June 30, 2009 and 2008, respectively.

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

Other Matters

The National Australia Bank Limited, which we refer to as “NAB,” has filed a claim against BGC International, which we refer to as “BGCI,” and BGC Capital Markets (Japan) LLC (formerly known as Cantor Fitzgerald LLC), which we refer to as “BGC Capital Markets (Japan).” From September 2001 through January 2004, NAB employees who traded in foreign exchange options allegedly lost substantial amounts of money and allegedly overstated the positions which they held. NAB claims that it was the object of conduct by BGCI and BGC Capital Markets (Japan) and certain traders on NAB’s currency options desk, whereby BGCI and BGC Capital Markets (Japan) allegedly provided misleading and deceptive independent revaluation rates to NAB’s middle office, which were then purportedly relied upon by NAB. NAB alleges that the supply of these revaluation rates prevented NAB from discovering the true position of the currency options portfolio and that it subsequently sustained trading losses of AUD 311 million (or, based on an exchange rate of .8085 at June 30, 2009, approximately $251 million). The 2006 NAB annual report claims that NAB’s total loss amounted to AUD 539 million (or, based on an exchange rate of .8085 at June 30, 2009, approximately $436 million), implying that its consequential losses amounted to AUD 228 million (or, based on an exchange rate of .8085 at June 30, 2009, approximately $184 million). BGCI and BGC Capital Markets (Japan) have investigated and are investigating the legal and factual basis of the NAB allegations. At this time, based on the information provided, BGCI and BGC Capital Markets (Japan) believe that they have substantial defenses in respect of the losses claimed by NAB. Accordingly, BGCI and BGC Capital Markets (Japan) do not believe that they are responsible for the losses claimed by NAB. While no specific request for damages is alleged, the amount claimed is expected to be in excess of $600 million. If BGCI and BGC Capital Markets (Japan) do not prevail, BGCI and BGC Capital Markets (Japan) could be subject to substantial liability, and in any event, would likely incur significant legal and other costs in connection with the defense of any such action; however, at this time, we are unable to estimate a loss or range of losses. Any such losses of BGC US and BGC Global from this litigation will be allocated to BGC Holdings pursuant to the BGC US limited partnership agreement and the BGC Global limited partnership agreement (see “Certain Relationships and Related Transactions—Amended and Restated Limited Partnership Agreements of BGC US and BGC Global—Distributions”). The impact of such a loss could be material to our results of operations, financial condition or cash flows.

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

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International Ltd., ECCO LLC and ECCO Ware LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes our case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and ECCO’s products fall outside the scope of TT’s patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed and ECCO’s products. As a result, the remaining products at issue in the case were the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since around the end of 2004. TT moved for reconsideration of that summary judgment ruling which the court denied. The trial began on September 10, 2007 and ended on October 4, 2007. On October 10, 2007 a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded damages in the amount of $3.5 million. On January 3, 2008, the court granted eSpeed’s motion for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for new trial. On February 6, 2008, eSpeed’s remittitur motion was conditionally granted and on February 12, 2008, TT accepted the remittitur. Accordingly, the principal amount of the verdict has been reduced to $2,539,468. Additionally, TT’s motion for pre-judgment interest was granted and interest was set at the prime rate, compounded monthly. A hearing on inequitable conduct was held on April 3-4, 2008. On May 7, 2008, the court held that TT did not engage in inequitable conduct during the prosecution of the patents in suit. On May 23, 2008, the court granted TT’s motion for a permanent injunction, and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were taxed in the amount of $3,321,775.78 against eSpeed. eSpeed filed a motion to strike any objections to these costs, which has been stayed pending resolution of the appeals referred to below. Both parties have appealed to the United States Court of Appeals for the Federal Circuit which will hear arguments in the case on August 4, 2009. If TT ultimately prevails in the litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. We are unable to estimate a possible loss or range of losses in connection with an appeal of this matter.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which we transact, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2009, the Company was contingently liable for $52.5 million under these letters of credit.

Risk and Uncertainties

The Company generates revenues by providing financial intermediary and securities trading and brokerage activities to institutional customers and by executing and, in some cases, clearing transactions for institutional counterparties. Revenues for these services are transaction-based. As a result, revenues could vary based on the transaction volume of global financial markets. Additionally, financing is sensitive to interest rate fluctuations, which could have an impact on its overall profitability.

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

Income taxes are accounted for using the asset and liability method, as prescribed in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership’s income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ liability or benefit is not reflected in the Company’s condensed consolidated financial statements. The tax related assets, liabilities, provisions or benefits included in the Company’s condensed consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not those assets will not be realized. No deferred U.S. federal income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Effective January 1, 2007, the Company, adopted Financial Accounting Standards Board Interpretation No. 48, Accounting For Uncertainty in Income Taxes—an interpretation of SFAS No. 109 (“FIN 48”). It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2009, the Company had $4.4 million of unrecognized tax benefits all of which would affect the Company’s effective tax rate if recognized. During the three and six months ended June 30, 2009, the Company did not have any material changes with respect to interest and penalties. The Company does not anticipate any significant change in the total amount of unrecognized benefits (excluding interest and penalties) over the next twelve months.

18.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2009, the U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the FSA and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of June 30, 2009, the European subsidiaries had financial resources in excess their requirements.

Certain other subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2009, $312.0 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $212.5 million.

19.	Segment and Geographic Information

Segment Information

The Company currently operates its business in one reportable segment, that of providing financial intermediary services to the financial markets, integrated voice and electronic brokerage and trade execution services in a broad range of products and services, including global fixed income securities, equities, futures, foreign exchange, derivatives and other instruments, including proprietary market data offerings.

Geographic Information

The Company offers products and services in the United States, Europe and the AMEA region (defined as Africa, Middle East and Asia-Pacific). Information regarding revenues for the three months and six months ended June 30, 2009 and 2008, respectively, and information regarding long-lived assets (defined as forgivable loans, fixed assets, net of accumulated depreciation, investment, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in geographic areas as of June 30, 2009 and December 31, 2008, respectively, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
United Kingdom	$129,557	$153,796	$251,730	$294,530
United States	63,808	63,289	137,523	170,190
France	52,353	34,762	96,295	71,178
AMEA	38,654	44,625	77,119	91,535
Other Europe	7,009	7,503	11,854	12,256
Other Americas	755	1,497	1,529	2,893

Total revenues	$292,136	$305,472	$576,050	$642,582

	June 30, 2009	December 31, 2008
Long-lived assets:
United Kingdom	$137,791	$144,837
United States	130,192	126,392
France	12,342	14,874
AMEA	47,448	25,930
Other Europe	2,308	3,272
Other Americas	12,655	558

Total long-lived assets	$342,736	$315,863

20.	Subsequent Events

The Company has evaluated subsequent events through August 7, 2009, the date on which these interim financial statements are being issued.

Second Quarter Dividend

On August 3, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share payable on August 31, 2009 to Class A and Class B common stockholders of record as of August 17, 2009.

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

•

factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk, as well as counterparty failure, and the impact of fraud and unauthorized trading;

•

the costs and expenses of developing, maintaining and protecting intellectual property, including judgments or settlements paid or received in connection with intellectual property, or employment or other litigation and their related costs;

•

certain financial risks, including the possibility of future losses and negative cash flow from operations, potential liquidity and other risks relating to the ability to obtain financing or refinancing of existing debt and risks of the resulting leverage, as well as interest and currency rate fluctuations;

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

•	the effectiveness of risk management policies and procedures and the impact of unexpected market moves and similar events;

•

the ability to meet expectations with respect to payment of dividends, distributions and repurchases of our common stock or purchases of BGC Holdings, L.P. (“BGC Holdings”) limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, and our employees; and

•	the risks and other factors described herein under the heading “Item 1A—Risk Factors as set forth in this and other reports on Form 10-Q and in our Annual Report on Form 10-K”

The foregoing risks and uncertainties, as well as those risks discussed under the heading “Item 3—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in the Company’s Form 10-Q, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the SEC, and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2009 and 2008. This discussion is provided to increase the understanding of, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Report.

Overview

BGC Partners is a leading global financial intermediary to the financial markets specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. Through its eSpeed and BGCantor Market Data brands, BGC Partners also offers financial technology solutions and market data and analytics related to select financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, screen-assisted, voice-assisted or, where available, fully electronic brokerage services in connection with transactions executed either OTC or through an exchange. BGC Partners has offices in New York and London, as well as in Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Nyon, Paris, Rio de Janeiro, Sao Paulo, Singapore, Seoul, Sydney, Tokyo and Toronto.

Prior to the events of September 11, 2001, BGC Partners’ brokerage business was widely recognized as one of the leading full-service wholesale inter-dealer brokers in the world. After September 11, 2001 and the loss of the majority of its U.S.-based employees, its brokerage business operated primarily in Europe. In August 2004, Cantor announced the restructuring of its inter-dealer brokerage business, renaming it “BGC,” in honor of B. Gerald Cantor, Cantor’s co-founder and a pioneer in screen brokerage services and fixed income market data products. Over the past several years, BGC Partners has re-established its U.S. presence and has continued to expand its global presence through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, BGC Partners has been able to expand its presence in key markets and position its business for sustained growth.

On April 1, 2008, BGC Partners, LLC merged with and into eSpeed Inc. to form BGC Partners. eSpeed is a leader in developing and deploying electronic marketplaces and related trading technology that offers traders access to some of the most liquid, efficient and neutral financial markets in the world. eSpeed is an innovator in its core electronic marketplaces, the government bond markets of the world. The merger combined eSpeed’s electronic marketplaces and related electronic trading technology expertise in the government bond and its other markets with BGC Partners’ traditional inter-dealer brokerage businesses. Management believes this combination will position BGC Partners as one of the few financial intermediaries with hybrid capabilities and technology thus allowing them to offer superior execution to its clients and drive higher trading volumes. Prior to the merger, BGC Partners and eSpeed had a strong relationship through a Joint Services Agreement (“JSA”) under which revenues for certain services were shared. Management believes that the merger has helped drive efficiencies and align the interests of both firms so that they can better focus eSpeed’s technology on supporting BGC Partners’ brokerage services.

Business Environment

The financial intermediary sector has been a competitive area that has had strong revenue growth over the period from 2001 through the middle of 2008 due to several factors. One factor is the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing holders to guard against gains or losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. Demand from financial institutions, financial services intermediaries and large corporations have increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

Another key factor in the growth of the financial intermediary sector has been the increase in the number of new products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments are developed. These new securities and derivatives are not immediately ready for more liquid and standardized electronic markets, and generally increase the need for trading and require broker-assisted execution.

The continuing credit crisis and ensuing global economic slowdown, has resulted in consolidation among some of the larger market participants. Most have curtailed risk taking, de-levered, and/or seen a decline in trading activity across many of their products. As a result, there has been an industry-wide slowdown in growth or outright decline in the volumes for many of the OTC and listed products we broker. At the same time, the continued high volatility by historical standards and decrease in the number of market participants has led to widening spreads in certain markets.

As some of our largest customers reduce their staffing levels in many of the markets in which we operate, full-service financial intermediaries may see increased opportunity to be the outsourced provider of market intelligence, operational expertise and liquidity to help our clients as they seek to operate in the current uncertain economic climate. BGC Partners has invested significantly to capitalize on the current business environment through acquisitions, technology spending and the hiring of new brokers. The business climate for these acquisitions has been competitive and it is expected that these conditions will persist for the foreseeable future. BGC Partners has been able to attract businesses and brokers to its platform as it believes they recognize that BGC Partners has the scale, technology, experience and expertise to succeed in the current business environment.

Financial Highlights

Revenue Growth

Total revenues were $292.1 million and $305.5 million for the three months ended June 30, 2009, and 2008 respectively, representing a 4.4% decrease. Total revenues were $576.1 million and $642.6 million for the six months ended June 30, 2009, and 2008 respectively, representing a 10.4% decrease. The Company’s revenues for the second quarter would have been approximately $19 million or approximately 6% higher if not for the increase in the value of the US dollar relative to other major currencies year-on-year. The main factors contributing to the decline were:

•	an increase in the value of the U.S. dollar relative to other major currencies;

•	reduced volumes across global interest rate and foreign exchange option markets;

•	a decrease in the number of fixed-fee eSpeed fully electronic U.S. Treasury customers due to some industry consolidation; and

These declines were offset by:

•	expansion across both product lines and geography;

•	an increase in brokerage personnel year-over-year from 1,247 to 1,411;

•	higher Credit revenue related to BGC’s strength in cash bonds; and

•	wider spreads across most asset classes.

These variances are discussed in more detail under the discussion of “Results of Operations”.

Results of Operations

The following table sets forth BGC’s Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$164,305	56.2%	$212,541	69.6%	$336,585	58.5%	$466,572	72.6%
Principal transactions	106,438	36.5	66,062	21.6	197,699	34.3	117,958	18.4

Total brokerage revenues	270,743	92.7	278,603	91.2	534,284	92.8	584,530	91.0
Fees from related parties	13,232	4.5	18,599	6.1	28,156	4.9	39,512	6.1
Market data	4,402	1.5	5,101	1.7	8,864	1.5	10,645	1.7
Software solutions	2,770	1.0	1,454	0.5	4,268	0.7	3,537	0.6
Interest income	702	0.2	3,931	1.3	2,014	0.4	7,784	1.2
Other revenues	2,139	0.7	(940)	(0.4)	2,459	0.4	(354)	(0.1)
Losses on equity investments	(1,852)	(0.6)	(1,276)	(0.4)	(3,995)	(0.7)	(3,072)	(0.5)

Total revenues	292,136	100.0	305,472	100.0	576,050	100.0	642,582	100.0
Expenses:
Compensation and employee benefits	180,591	61.8	176,921	57.9	356,428	61.9	451,466	70.3
Allocation of income to founding/working partner units	4,125	1.4	7,133	2.3	8,352	1.4	7,133	1.1
Allocation of income to REUs	2,065	0.7	252	0.1	2,917	0.5	252	0.0

Total compensation and employee benefits	186,781	63.9	184,306	60.3	367,697	63.8	458,851	71.4
Occupancy and equipment	27,522	9.4	28,775	9.4	53,346	9.3	59,497	9.3
Fees to related parties	2,929	1.0	3,140	1.0	7,264	1.3	9,680	1.5
Professional and consulting fees	7,305	2.5	11,803	3.9	14,789	2.6	27,349	4.3
Communications	15,646	5.4	17,041	5.6	30,970	5.4	33,761	5.3
Selling and promotion	12,751	4.4	15,070	5.0	27,755	4.8	30,305	4.7
Commissions and floor brokerage	4,075	1.4	6,185	2.0	7,750	1.3	9,898	1.5
Interest expense	2,512	0.9	3,628	1.2	4,909	0.8	11,291	1.8
Other expenses	10,990	3.7	3,391	1.1	18,620	3.2	9,626	1.4

Total expenses	270,511	92.6	273,339	89.5	533,100	92.5	650,258	101.2

Income (loss) from continuing operations before income taxes	21,625	7.4	32,133	10.5	42,950	7.5	(7,676)	(1.2)
Provision for income taxes	6,944	2.4	8,723	2.9	13,975	2.5	16,793	2.6

Consolidated net income (loss)	14,681	5.0	23,410	7.6	28,975	5.0	(24,469)	(3.8)
Less: Net income attributable to non-controlling interest in subsidiaries	6,613	2.2	11,426	3.7	12,827	2.2	12,080	1.9
Net income (loss) available to common stockholders	$8,068	2.8%	$11,984	3.9%	$16,148	2.8%	$(36,549)	(5.7)%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $7.9 million, or 2.8%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Commission revenues decreased by $48.2 million, or 22.7%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Principal transactions revenues increased by $40.4 million, or 61.1%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

The decrease in rates revenues of $16.3 million was primarily driven by a reduction in industry-wide market turnover in interest rate products. For example, during the second quarter of 2009, volumes for CME U.S. Treasury futures, CME Eurodollar contracts, and trading by U.S. Federal Reserve primary dealers were down 42.6%, 34.2%, and 29.3%, respectively, when compared to the year earlier quarter. In addition, there has been some consolidation among major customers, including fixed-fee fully electronic U.S. Treasury customers.

The increase in credit brokerage revenues of $21.7 million was driven primarily by continued expansion of our core credit business across all geographies, as well as our historical strength in broking cash bonds and growth in electronically executed transactions.

Foreign exchange revenues declined by $13.1 million. This was primarily due to volatility in the market place resulting in reduced industry-wide foreign exchange option turnover.

Despite the global slowdown in equity markets, revenues from other asset classes fell by only $0.1 million due to our continued growth in equity products across all geographies.

Fees from Related Parties

Fees from related parties decreased by $5.4 million, or 28.9%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease was primarily due to lower fees charged to Cantor for certain administrative and other support services in the second quarter of 2009 as a result of lower costs incurred by us to provide those services, partly related to reductions in temporary staff and consulting costs.

Market Data

Market data revenues decreased by $0.7 million, or 13.7%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease was primarily due to a decline in existing customer usage, consolidation among clients, lower audit revenues, partially offset by additional business from new clients.

Software Solutions

Software solutions revenues increased by $1.3 million, or 90.5%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase was primarily due to higher licensing fees during the second quarter of 2009 including a one-time adjustment.

Interest Income

Interest income decreased by $3.2 million, or 82.1%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease was primarily due to lower yields on investments of our excess cash in both money markets and reverse repurchase agreements during the second quarter of 2009.

Other Revenues

Other revenues increased by $3.1 million, or 327.6%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase was primarily driven by various one-time transactions in 2009, including legal settlements received by us from our competitors.

Losses on Equity Investments

Losses on equity investments increased by $0.6 million, or 45.1%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase was primarily driven by our share of losses in a non-consolidated investment.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $3.7 million, or 2.1%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase was primarily due to the Company replacing outside vendors and consultants with full-time employees, which also contributed to quarter over quarter reduction in professional and consulting fees and lower overall expenses.

Allocation of Income to Founding/Working Partner Units

Allocation of income to founding/working partner units decreased by $3.0 million, or 42.2%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease is attributable to a reduction in net income allocable to fully diluted shares as well as a reduction in Founding/Working Partner pro rata economic ownership in 2009.

Allocation of Income to REUs

Allocation of income to REUs increased by $1.8 million, or 719.4%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase is attributable to an increase in REUs pro rata economic ownership in 2009 partially offset by a reduction in net income allocable to fully diluted shares. The increase in REU pro rata ownership is due to the impact of the issuance of approximately 21 million REUs over the 15 month period since the merger.

Occupancy and Equipment

Occupancy and equipment expense decreased by $1.3 million, or 4.4%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease was primarily due to lower rent expense in our foreign locations due to consolidation of offices. In addition depreciation expense is lower due to the retirement of certain assets at the end of 2008.

Fees to Related Parties

Fees to related parties decreased by $0.2 million, or 6.7%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease was primarily due lower back office costs in Cantor leading to lower cost allocations to us in the three months ended June 30, 2009.

Professional and Consulting Fees

Professional and consulting fees decreased by $4.5 million, or 38.1%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease was primarily due to a reduction in consulting and temporary staff for the three months ended June 30, 2009 and was in part due to the Company replacing outside vendors and consultants with full-time employees.

Communications

Communications expense decreased by $1.4 million, or 8.2%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. As a percentage of total revenues, communications remained relatively unchanged at approximately 5.5% across the two periods.

Selling and Promotion

Selling and promotion expense decreased by $2.3 million, or 15.4%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. As a percentage of total revenues, selling and promotion expense remained relatively unchanged across the two periods. The decrease was primarily the result of lower travel and entertainment expenses incurred in the three months ended June 30, 2009.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $2.1 million, or 34.1% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to a reduction in the market for structured products leading to lower commissions paid to brokers.

Interest Expense

Interest expense decreased by $1.1 million, or 30.8%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease was primarily due to a more favorable interest rates environment in 2009.

Other Expenses

Other expenses increased by $7.6 million, or 224.1%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase was primarily due to higher foreign currency revaluation expense in the three months ended June 30, 2009 and the write back of reserves in the three months ended June 30, 2008.

Noncontrolling Interest in Subsidiaries

Noncontrolling interest in subsidiaries decreased by $4.8 million, or 42.1%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease was due to a decrease of $3.8 million in income attributable to Cantor’s interest in BGC Holdings as well as a $1.0 million decrease in the income attributable to Cantor’s interest in Tower Bridge.

The decrease attributable to Cantor’s interest in BGC Holdings is due to a reduction in net income allocable to fully diluted shares as well as a reduction in Cantor’s pro rata economic ownership in 2009.

Provision for Income Taxes.

Provision for income taxes decreased by $1.8 million, or 20.4%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Income taxes decreased due the reduction in taxable income in the three months ended June 30, 2009. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $50.2 million, or 8.6%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Commission revenues decreased by $130.0 million, or 27.9%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Principal transactions revenues increased by $79.7 million, or 67.6%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

The decrease in rates revenues of $45.2 million was primarily driven by a reduction in industry-wide market turnover in interest rate products. For example, during the first six months of 2009, volumes for CME U.S. Treasury futures, CME Eurodollar contracts, and trading by U.S. Federal Reserve primary dealers were down 50.8%, 42.5%, and 39.2%, respectively. In addition, there has been some consolidation amongst major customers, including fixed-fee fully electronic U.S. Treasury customers.

The increase in credit brokerage revenues of $25.8 million was driven primarily by continued expansion of our core credit business across all geographies, as well as our historical strength in broking cash bonds and growth in electronically executed transactions.

Foreign exchange revenues declined by $28.2 million. This was primarily due to volatility in the market place resulting in reduced industry-wide foreign exchange option turnover.

Despite the global slowdown in equity markets, revenues from other asset classes fell by only $2.6 million due to our continued growth in equity products across all geographies.

Fees from Related Parties

Fees from related parties decreased by $11.4 million, or 28.7%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The decrease was primarily due to lower fees charged to Cantor for certain administrative and other support services in the first six months of 2009 as a result of lower costs incurred by us to provide those services, partly related to reductions in temporary staff and consulting costs.

Market Data

Market data revenues decreased by $1.8 million, or 16.7%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The decrease was primarily due to a decline in existing customer usage, consolidation among clients, the expiration of certain contracts, lower audit revenues, partially offset by additional business from new clients.

Software Solutions

Software solutions revenues increased by $0.7 million, or 20.7%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase was primarily due to higher licensing fees during the second quarter of 2009 including a one-time adjustment.

Interest Income

Interest income decreased by $5.8 million, or 74.1%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The decrease was primarily due to the repayment of intercompany loans by Cantor to us as part of our separation from Cantor in 2008, as well as lower yields on investments of our excess cash in both money markets and reverse repurchase agreements during six months of 2009.

Other Revenues

Other revenues increased by $2.8 million, or 794.6%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase was primarily driven by various one-time transactions in 2009, including legal settlements.

Losses on Equity Investments

Losses on equity investments increased by $0.9 million, or 30.0%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase was primarily driven by our share of losses in non-consolidated investments.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $95.0 million, or 21.1%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The decrease was primarily due to non-cash compensation charges of $84.1 million, in the first quarter of 2008, specifically $47.3 million of which was in relation to the redemption of partnership units held by certain executive officers to settle outstanding loan obligations and $36.8 million of which was in relation to the activation of exchangeability of founding partner interests held by certain executives, as part of the separation, which did not recur in 2009. In addition, another factor which led to lower compensation expenses was a decrease in revenues in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

These decreases were partially offset by a $4.9 million increase in compensation expense related to certain administrative and other support employees who provide services to us, which we lease from Cantor pursuant to an agreement executed as part of the merger. This compensation expense had been recorded as part of “Fees to related parties” in the first quarter of 2008.

Allocation of Income to Founding/Working Partner Units

Allocation of income to founding/working partner units increased by $1.2 million, or 17.1%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase is attributable to an increase in net income allocable to fully diluted shares partially offset by a reduction in Founding/Working Partner pro rata economic ownership in 2009.

Allocation of Income to REUs

Allocation of income to REUs increased by $2.7 million, or 1,057.5%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase is attributable to an increase in net income allocable to fully diluted shares in the amount of $10.9 million and an increase in REUs pro rata economic ownership in 2009. The increase in REU pro rata ownership is due to the impact of the issuance of approximately 21 million REUs over a 15 month period since the merger.

Occupancy and Equipment

Occupancy and equipment expense decreased by $6.2 million, or 10.3%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The decrease was primarily due to lower rent expense recognized in our foreign locations primarily resulting from a stronger U.S. dollar during the six months of 2009, as well as a decline in non-capitalizable hardware and software purchases and lower depreciation expense due to the retirement of certain assets at the end of 2008.

Fees to Related Parties

Fees to related parties decreased by $2.4 million, or 25.0%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The decrease was primarily due to an agreement we entered into in conjunction with the merger, whereby we leased certain administrative and other support employees, who provide services to us, from Cantor. As a result of this agreement, the compensation costs related to these employees, which had been recorded as part of “Fees to related parties” in prior years, is now recorded as part of “Compensation and employee benefits”. In addition, there were lower back office costs in Cantor leading to lower cost allocations to us in the six months ended June 30, 2009

Professional and Consulting Fees

Professional and consulting fees decreased by $12.6 million, or 45.9%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. During the six months ended June 30, 2008, we incurred higher legal, audit and consulting fees related to the merger, as well as higher consulting fees related to the upgrade of our regulatory reporting infrastructure to comply with FSA requirements.

Communications

Communications expense decreased by $2.8 million, or 8.3%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. As a percentage of total revenues, communications remained relatively unchanged at approximately 5% across the two periods.

Selling and Promotion

Selling and promotion expense decreased by $2.6 million, or 8.4%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. As a percentage of total revenues, selling and promotion expense remained relatively unchanged at approximately 5% across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $2.1 million, or 21.7% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily due to a reduction in the market for structured products leading to lower commissions paid to brokers.

Interest Expense

Interest expense decreased by $6.4 million, or 56.5%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The decrease was primarily due to the debt restructuring as part of our separation from Cantor in 2008, which included the repayment of intercompany loans and the issuance of new senior notes at more favorable interest rates. In addition, the decrease resulted from a more favorable interest rates environment in 2009.

Other Expenses

Other expenses increased by $9.0 million, or 93.4%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase was primarily due to higher foreign currency revaluation expense in the six months ended June 30, 2009 and the write back of reserves in the six months ended June 30, 2008.

Noncontrolling Interest in Subsidiaries

Noncontrolling interest in subsidiaries increased by $0.7 million, or 6.2%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase was due to an increase of $2.9 million in income attributable to Cantor’s interest in BGC Holdings as well as a $2.2 million decrease in the income attributable to Cantor’s interest in Tower Bridge.

The increase attributable to Cantor’s interest in BGC Holdings is due to an increase in net income allocable to fully diluted shares partially offset by a reduction in Cantor’s pro rata economic ownership in 2009.

Provision for Income Taxes

Provision for income taxes decreased by $2.8 million, or 16.8%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Income taxes decreased due the reduction in taxable income in the six months ended June 30, 2009. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Quarterly Results of Operations

The following table sets forth, our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(in thousands)
Revenues:
Commissions	$164,305	$172,280	$179,144	$225,482	$212,541	$254,031	$217,908	$204,233
Principal transactions	106,438	91,261	80,614	48,832	66,062	51,896	23,370	70,406
Fees from related parties	13,232	14,924	17,205	19,409	18,599	20,913	21,167	13,851
Market data	4,402	4,462	3,917	4,842	5,101	5,544	4,741	4,508
Software solutions	2,770	1,498	2,134	2,109	1,454	2,083	1,926	2,715
Interest income	702	1,312	3,010	1,019	3,931	3,853	3,083	4,873
Other revenues	2,139	320	1,545	1,085	(940)	586	36	(1,208)
Losses on equity investments	(1,852)	(2,143)	(2,087)	(1,910)	(1,276)	(1,796)	(408)	(262)

Total revenues	292,136	283,914	285,482	300,868	305,472	337,110	271,823	299,116
Expenses:
Compensation and employee benefits	180,591	175,837	190,208	177,739	176,921	274,545	162,595	168,592
Allocation of income to founding/working partner units	4,125	4,227	—	3,716	7,133	—	—	—
Allocation of income to REUs	2,065	852	—	299	252	—	—	—

Total compensation and employee benefits	186,781	180,916	190,208	181,754	184,306	274,545	162,595	168,592
Occupancy and equipment	27,522	25,824	26,723	25,686	28,775	30,722	27,696	28,957
Fees to related parties	2,929	4,335	2,731	2,883	3,140	6,540	10,778	10,145
Professional and consulting fees	7,305	7,484	9,207	15,460	11,803	15,546	22,820	17,558
Communications	15,646	15,324	15,696	17,459	17,041	16,720	15,972	14,295
Selling and promotion	12,751	15,004	15,520	16,262	15,070	15,235	15,183	13,737
Commissions and floor brokerage	4,075	3,675	11,284	3,418	6,185	3,713	290	7,213
Interest expense	2,512	2,397	5,442	2,217	3,628	7,663	11,730	2,354
Other expenses	10,990	7,630	9,347	17,603	3,391	6,235	9,204	21,522

Total expenses	270,511	262,589	286,158	282,742	273,339	376,919	276,268	284,373
Income (loss) from continuing operations before income taxes	21,625	21,325	(676)	18,126	32,133	(39,809)	(4,445)	14,743
Provision (benefit) for income taxes	6,944	7,031	(1,440)	4,762	8,723	8,070	5,786	3,899

Consolidated net income (loss)	14,681	14,294	764	13,364	23,410	(47,879)	(10,231)	10,844

Less: Net income attributable to noncontrolling interest in subsidiaries	6,613	6,214	777	6,511	11,426	654	928	375

Net income (loss) available to common stockholders	$8,068	$8,080	$(13)	$6,853	$11,984	$(48,533)	$(11,159)	$10,469

The tables below detail our brokerage revenues by product category (in thousands):

	For the three months ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Brokerage revenue by product (actual results):
Rates	$126,767	$123,556	$116,392	$142,162	$143,100	$152,450	$117,844	$162,375
Credit	90,768	91,334	83,258	67,923	69,114	87,193	63,439	57,963
Foreign exchange	20,963	22,349	30,910	38,434	34,048	37,466	34,417	36,132
Other asset classes	32,245	26,302	29,198	25,795	32,341	28,818	25,578	18,169

Total brokerage revenues	$270,743	$263,541	$259,758	$274,314	$278,603	$305,927	$241,278	$274,639

Brokerage revenue by product (percentage):
Rates	46.8%	46.9%	44.8%	51.8%	51.4%	49.8%	48.8%	59.1%
Credit	33.5	34.6	32.0	24.8	24.8	28.5	26.3	21.1
Foreign exchange	7.8	8.5	12.0	14.0	12.2	12.2	14.3	13.2
Other asset classes	11.9	10.0	11.2	9.4	11.6	9.5	10.6	6.6

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$252,918	$248,413	$244,298	$255,143	$262,195	$289,862	$217,839	$252,294
Fully electronic	17,825	15,128	15,460	19,171	16,408	16,065	23,439	22,345

Total brokerage revenues	$270,743	$263,541	$259,758	$274,314	$278,603	$305,927	$241,278	$274,639

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	93.4%	94.3%	94.0%	93.0%	94.1%	94.7%	90.3%	91.9%
Fully electronic	6.6	5.7	6.0	7.0	5.9	5.3	9.7	8.1

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $85.9 million for the six months ended June 30, 2009, compared to net cash provided by operating activities of $46.8 million for the six months ended June 30, 2008, an increase of $39.1 million. This increase was primarily due to decreased working capital utilization of $14.3 million and increased consolidated net income of $53.4 million. The increase in net income was primarily attributable to a one-time non-cash compensation charge in the amount of $84.1 million in the six months ending June 30, 2008. Working capital utilization, excluding the one-time non-cash compensation charge, for the six months ended June 30, 2009 increased by $69.8 million from the six months ended June 30, 2008. This increase was due to a reduction in cash utilized in the financing of pending settlements.

Net cash provided by investing activities was $95.0 million for the six months ended June 30, 2009, compared to net cash provided by investing activities of $86.3 million for the six months ended June 30, 2008, an increase of $8.7 million. This increase was primarily due to reduced purchases of fixed assets in the six months ended June 30, 2009. Additionally, we acquired Liquidez in the six months ended June 30, 2009 for $5.1 million, net of cash acquired and we acquired Radix in the six months ended June 30, 2008 for $5.0 million.

Net cash used in financing activities was $35.4 million for the six months ended June 30, 2009, compared to net used in financing activities of $104.9 million for the six months ended June 30, 2008, a decrease of $69.5 million. During the six months ended June 30, 2008, the net cash used in financing activities was primarily comprised of activities related to the separation from Cantor that occurred on March 31, 2008, including the settlement of $196.8 million of long-term debt obligations to Cantor, capital contributions from Cantor of $130.0 million, and the assumption of $150.0 million of Cantor’s senior notes. Additionally we received $77.2 million in proceeds, net of underwriting fees, from a primary offering of Class A common stock. During the six months ended June 30, 2009, the net cash used in financing activities was primarily comprised of repurchases of Class A Common Stock in the amount of $7.9 million, earnings distributions to founding/working partner units, REUs and Cantor of $17.1 million and paid dividends of $10.4 million.

Notes Payable

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

Regulatory Requirements

Our liquidity and available cash resources are restricted by regulatory requirements of our operating subsidiaries. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer. In addition, self-regulatory organizations such as the FINRA and the NFA along with statutory bodies such as the FSA and the SEC require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with broker-dealers and are not designed to specifically protect stockholders. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

As of June 30, 2009, $312.0 million of net assets were held by regulated subsidiaries. As of June 30, 2009, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $212.5 million.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $100.0 million of outstanding Class A common stock.

Stock repurchase activity for the six months ended June 30, 2009 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2009 – March 31, 2009	3,537,258	$1.89	3,537,258	$33,629,570
April 1, 2009 – April 30, 2009	486,701	$2.50	486,701	$32,412,817
May 1, 2009 – May 31, 2009	—	$—	—	$32,412,817
June 1, 2009 – June 30, 2009	—	$—	—	$32,412,817

During the six months ended June 30, 2009, the Company repurchased 4,023,959 shares of its Class A common stock. These repurchases included 2,600,000 shares repurchased from The Cantor Fitzgerald Relief Fund at a price of $1.99 per share, for an aggregate purchase price of approximately $5.2 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2008 Charity Day.

During the six months ended June 30, 2008, the Company did not repurchase any shares of its Class A common stock.

At June 30, 2009, the Company had approximately $32.4 million remaining from its $100 million buyback authorization and from time to time, the Company may actively continue to repurchase shares.

We anticipate, based on management’s experience and current industry trends, that our existing cash resources, together with the proceeds received by our public offering, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support operations;

•	support continued growth in our business;

•	effect acquisitions;

•	develop new or enhanced services and markets;

•	respond to competitive pressures;

•	refinance maturing notes payable; and

•	clear our securities transactions.

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

On April 21, 2009, the Company issues an aggregate of 491,701 share of its Class A common stock upon exchange of founding partner units issued in connection with the separation and merger. The Company subsequently repurchased 486,701 of these shares of its Class A common stock for an aggregate purchase price of approximately $1.2 million.

On May 7, 2009, the Company issued an aggregate of 1,793,946 shares of Class A common stock of the Company to founding partners of BGC Holdings upon exchange of their exchangeable founding partner units in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. This issuance did not change the amount of fully diluted shares outstanding.

As previously reported, in connection with the exchange of the 1,793,946 exchangeable founding partner units, the Company lifted the contractual restrictions on resale of the shares of Class A common stock of the Company issuable upon such exchange. The Company had $32.4 million remaining on its authorized share repurchase program on June 30, 2009 and may actively purchase its shares in the market or in private transactions, including from partners of BGC Holdings, Cantor, and/or their affiliates from time to time. On April 21, 2009, the Company issues an aggregate of 491,701 share of its Class A common stock upon exchange of founding partner units issued in connection with the separation and merger. The Company subsequently repurchased 486,701 of these shares of its Class A common stock for an aggregate purchase price of approximately $1.2 million.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	2Q 2009	1Q 2009	4Q 2008	3Q 2008	2Q 2008	1Q 2008
Volume (in billions)
Fully Electronic Volume—Excluding New Products (1)	$9,705	$7,846	$6,376	$12,308	$13,062	$14,525
Fully Electronic Volume—New Products (2)	79	60	72	104	35	35

Total Fully Electronic Volume	9,784	7,906	6,448	12,412	13,097	14,560

Total Hybrid Volume (3)	18,637	19,914	18,724	22,506	21,966	21,983

Total Fully Electronic and Hybrid Volume	$28,421	$27,820	$25,172	$34,918	$35,063	$36,543

Transaction Count (in thousands, except for days)
Fully Electronic Transactions—Excluding New Products (1)	3,623	2,823	2,618	4,112	3,860	4,112
Fully Electronic Transactions—New Products (2)	3	2	2	4	1	2

Total Fully Electronic Transactions	3,626	2,825	2,620	4,116	3,861	4,114

Total Hybrid Transactions	337	301	258	320	341	368

Total Transactions	3,963	3,126	2,878	4,436	4,202	4,482

Trading Days	63	61	62	64	64	61

(1)	Defined as U.S. Treasuries, Canadian Sovereigns and European Government Bonds, Repos, Foreign Exchange Spot and Futures. CBOT Futures volume calculated based on per contract notional value of $200,000.
(2)	New products are defined as Foreign Exchange Options, Credit Default Swaps, and Interest Rate Swaps.
(3)	Defined as notional volume from hybrid transactions conducted by BGC brokers using the eSpeed system, exclusive of voice-only transactions.

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

Quarterly Market Activity

Fully electronic volume on the eSpeed system, excluding new products, was $17.6 trillion for the six months ended June 30, 2009, down 36.4% from $27.6 trillion for the six months ended June 30, 2008. Fully electronic volume on the eSpeed system, including new products, was $17.7 trillion for the six months ended June 30, 2009, down 36.0% from $27.7 trillion for the six months ended June 30, 2008. Our hybrid volume in the six months ended June 30, 2009 was $38.6 trillion, a decrease of 12.2% from $43.9 trillion in the six months ended June 30, 2008.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at June 30, 2009 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$182,858	$20,827	$37,804	$35,973	$88,254
Notes payable (2)	150,000	150,000
Interest on notes payable (2)	5,839	5,839
Debt arrangement fee on notes payable (3)	2,599	2,599

Total contractual obligations	$341,296	$179,265	$37,804	$35,973	$88,254

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space.
(2)	Notes Payable reflects the issuance of $150.0 million of Senior Notes in connection with our separation from Cantor. See Note 14, Notes Payable, in BGC Partners’ Inc.’s condensed consolidated financial statements as of June 30, 2009 and 2008 for more information regarding this Notes Payable, including timing of payments and compliance with debt covenants.
(3)	See Note 10, Related Party Transactions, in BGC Partners’ Inc.’s condensed consolidated financial statements as of June 30, 2009 and 2008 for more information regarding this debt arrangement fee payable to Cantor.

Off-Balance Sheet Arrangements

As of June 30, 2009 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

SFAS No. 165: In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement establishes general standards for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements and 3) The disclosures that an entity should make about events that occurred after the balance sheet date. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows. See Note 20, Subsequent Events for the required disclosures.

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

SFAS No. 141(R): In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and non-contractual contingencies. SFAS 141(R) also amends the recognition criteria for contingent consideration. The Company adopted the provisions of SFAS 141(R) when they became effective on January 1, 2009.

New Accounting Pronouncements:

SFAS No. 166: In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). The key amendments resulting from SFAS 166 are the removal of the concept of a qualifying special-purpose entity (QSPE) from Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) and the elimination of the exception for QSPEs from the consolidation guidance of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). SFAS 166 also clarifies the unit of account eligible for sale accounting and requires that a transferor recognize and initially measure at fair value, all financial assets obtained and liabilities incurred as a result of a transfer of an entire financial asset (or group of entire financial assets) accounted for as a sale. In addition SFAS 166 requires enhanced disclosures to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective as of January 1, 2010 for calendar year reporting entities. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 166 on its consolidated financial statements.

SFAS No. 167: In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 addresses the effects of eliminating the QSPE concept from SFAS 140 and clarifies and amends certain key provisions of FIN 46(R), including the transparency of an enterprise’s involvement with variable interest entities (VIEs). The key changes resulting from SFAS 167 are the requirement of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, the requirement of continuous assessments as to whether an enterprise is the primary beneficiary of a VIE, amendments to certain guidance in FIN 46(R) related to the determination as to which entities are deemed VIEs, and the amendment of FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE. SFAS 167 also requires enhanced disclosures to provide more transparent information regarding an enterprise’s involvement with a VIE. SFAS 167 is effective as of January 1, 2010 for calendar year reporting entities and early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 167 on its consolidated financial statements.

SFAS No. 168: In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FAS Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles

(GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company does not expect the adoption of SFAS 168 to have a material effect on its consolidated financial condition, results of operations or cash flows.

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

Foreign Currency Risk

BGC Partners is exposed to risks associated with changes in foreign exchange rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of revenues and expenses in particular with regard to British Pounds and Euros. In addition changes in the remeasurement of BGC Partners’ foreign currency denominated net assets are recorded as part of its results of operations and fluctuate with changes in foreign currency rates. BGC monitors the net exposure in foreign currencies on a daily basis and hedges it’s exposure as deemed appropriate with highly rated major financial institutions.

Interest Rate Risk

BGC Partners had $150.0 million in fixed-rate debt outstanding as of June 30, 2009. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing, such debt could be subject to changes in interest rates.

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

In executing matched principal transactions, BGC Partners is exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. BGC Partners’ focus on less liquid and OTC markets, including emerging markets, exacerbates this risk because transactions in these markets are less likely to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase risk. In addition, widespread technological, natural disasters (e.g., tsunamis and earthquakes) or communication failures, such as those which occurred as a result of the terrorist attacks on September 11, 2001 and the blackout in the eastern portion of the United States in August 2003, or adverse economic conditions can increase risk. Similarly, actual or perceived credit difficulties or the insolvency of one or more large or visible market participants could cause market-wide credit difficulties or other market disruptions such as the events which occurred in 2008 and 2009 as a result of the bankruptcy or consolidation of certain financial institutions and contraction of credit markets. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

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

In the process of executing matched principal transactions, miscommunications and other errors by BGC Partners’ clients or BGC Partners can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving BGC Partners with either a long or short unmatched position. These unmatched positions are referred to as “out trades,” and they create a potential liability for BGC Partners. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to BGC Partners is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, BGC Partners’ policy is to have the unmatched position disposed of promptly, whether or not this disposition would result in a loss to BGC Partners. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on BGC Partners’ consolidated financial condition and results of operations. In addition, financial fraud, unauthorized trading activity, or similar incidents, particularly if undiscovered over a long period of time, could have a material adverse effect on our financial condition and results of operations.

In addition, liability for unmatched principal transactions could adversely affect BGC Partners’ consolidated financial condition and results of operations. BGC Partners allows certain of its desks to enter into unmatched principal transactions in the ordinary course of business, primarily for the purpose of facilitating clients’ execution needs, adding liquidity to a market or attracting additional order flow. As a result, BGC Partners has market risk exposure on these unmatched principal transactions. BGC Partners’ exposure varies based on the size of its overall positions, the terms of the instruments brokered and the amount of time the positions are held before they are disposed of. BGC Partners does not track its exposure to unmatched positions on an intra-day basis; however, it attempts to mitigate its market risk on these positions by hedging its exposure. These unmatched positions are intended to be held short term. However, due to a number of factors, including the nature of the position and access to the market on which it trades, BGC Partners may not be able to match the position and it may be forced to hold the position overnight or, on occasion, for longer periods. To the extent these unmatched positions are not disposed of intra-day, BGC Partners marks these positions to market.

On a limited basis, our desks enter into unmatched principal transactions in the ordinary course of business due to errors or to facilitate transactions, add liquidity, improve customer satisfaction, increase revenue opportunities, attract additional order flow and, in a limited number of instances and subject to risk management limits, for the purpose of proprietary trading. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered and the amount of time the positions are held before we dispose of the position. This exposure may be enhanced in the event of fraud, unauthorized trading or similar incidents.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chairman, Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the disclosure controls and procedures of the Company (as such term is defined in Rules 13a-15(e) and 15d-15(d) under the Exchange Act), as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures were not effective.

During the quarter ended June 30, 2009 the Company’s management identified a material weakness in its internal controls related to four unauthorized trades and failure to submit confirmations in one of our foreign offices. We have determined that we lacked certain controls with respect to the activities of the broker and that the operational and risk management controls in place to monitor the broker’s activities were not properly performed in this instance and therefore were not effective with respect to this event. Performance of secondary controls resulted in the identification of these trades, which management believes was an isolated occurrence. We are in the process of implementing the following control enhancements to remediate this weakness: improving management oversight controls to enable increased awareness of unauthorized or unmatched activity; increased controls around monitoring and recording of client instructions and settlements; automated procedures for pre and post trade matching and trade confirmation processes; implementing a process to ensure that all pre and post trade date reconciliation procedures are being properly performed and reviewed; and improved management reporting regarding compliance and risk monitoring and P&L.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the second fiscal quarter of 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting, with the exception of the initiatives aimed at addressing the material weakness that was identified during the second quarter of 2009 for BGC Partners, Inc. and described above.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Legal Matters in Note 16 “Commitments, Contingencies and Guarantees” to the condensed consolidated financial statements included in Item 1 of this Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Other than as disclosed below, there have been no material changes in our risk factors from those disclosed in our 2008 annual report on Form 10-K and Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2009. See “Risk Factors” in Part I, Item 1A of our 2008 annual report on Form 10-K and Part II, Item 1A of our quarterly report Form 10-Q for the quarter ended March 31, 2009.

Risks Related to Our Business

We face strong competition from brokerages, broker-dealers, financial services firms and exchanges, many of which have greater market presence, marketing capabilities and technological and personnel resources than we have, which could lead to pricing pressures that could adversely impact our revenues and as a result could materially adversely affect our business, financial condition and results of operations.

The brokerage and financial services industries are intensely competitive, and are expected to remain so. We primarily compete with four major, diversified inter-dealer brokers and financial intermediaries. These inter-dealer brokers are ICAP plc, Tullett Prebon plc, GFI Group Inc. and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. Other inter-dealer broker and financial intermediary competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies. We also compete with companies that provide alternative products, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities and other securities. We increasingly compete with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, options and options on futures. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution. Some of our competitors have greater market presence, marketing capabilities and financial, technological and personnel resources than we have and, as a result, our competitors may be able to:

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

Our operations also include the sale of pricing and transactional information produced by our brokerage operations to securities information processors and/or vendors. There is a high degree of competition in pricing and transaction reporting products and services, and such businesses may become more competitive in the future. Competitors and customers of our brokerage businesses have together and individually offered market information services in competition with those offered and expected to be offered by us. See also “Risk Factors—Our business, financial condition and results of operations could be adversely affected by new regulations or by changes in other regulations or the application thereof.”

Our business, financial condition and results of operations could be adversely affected by new regulations or by changes in other regulations or the application thereof.

The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. In light of current conditions in the U.S. and global financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. We are unable to predict whether any of these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

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

Additionally, recent events in the over the counter derivatives markets have led to numerous calls by the U.S. Executive Branch, E.U. and other countries’ officials, legislators and regulators for increased oversight and possible regulation of the OTC markets. In particular, portions of the credit default swap market, among other derivative markets, may be required to be centrally cleared. While the situation is dynamic, the U.S. Executive Branch White Paper contemplates legislation requiring trading through an exchange or an electronic platform. In the event that the U.S. government, E.U. or other countries’ authorities ultimately were to mandate central clearing or exchange trading for large portions of the OTC markets and we were unable to arrange for the execution of transactions for us and for our customers through those required forums, or to do so on a competitive basis, our business would be negatively impacted.

The industry in which we operate is subject to significant regulation and as a result we are subject to regulatory capital requirements on our regulated entities, and a significant operating loss or any extraordinary charge against capital could adversely affect our ability to expand or, depending upon the magnitude of the loss or charge, even to maintain the current level of our business.

Many aspects of our business, like those of other financial intermediary firms, are subject to significant capital requirements. In the United States, the U.S. Securities and Exchange Commission, which we refer to as the “SEC,” the Financial Industry Regulatory Authority, which we refer to as “FINRA,” and various other regulatory bodies (including the Commodity Futures Trading Commission, which we refer to as the “CFTC,” and the National Futures Association, which we refer to as the “NFA,”) have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of the broker- dealer’s activities. We currently operate two U.S.-registered broker-dealers. In addition, we hold a 49% limited partnership interest in Aqua Securities, L.P., which we refer to as “Aqua,” a U.S. registered broker-dealer. These broker-dealers are each subject to SEC and FINRA net capital requirements.

Our international operations are also subject to capital requirements, which we refer to as “non-U.S. net capital requirements.” Certain of our subsidiaries that are incorporated in the United Kingdom are subject to capital requirements established by the U.K. Financial Services Authority, which we refer to as the “FSA.” The FSA also applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital requirements enforced by the FSA are likely to change with the implementation of the FSA’s response to the Turner Review (A regulatory response to the global banking crisis) and our U.K. subsidiaries will be required to adhere to these changes. The UK group will also need to adhere to new liquidity provisions that may impact the ability to transfer cash assets to other group members. In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. These regulations often include minimum capital requirements which are subject to change. Similar requirements are applied to certain of our other subsidiaries which are regulated in other countries such as Australia, France and Hong Kong.

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

Changes in legislation and in the rules and regulations promulgated by the SEC, the CFTC, the U.S. Department of Treasury, which we refer to as the “Treasury,” the FSA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions in the way we conduct our business. For example, the U.S. Congress, the Treasury, the Board of Governors of the Federal Reserve System and the SEC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. markets. In Europe, the implementation of the Markets in Financial Instruments Directive in Europe, which we refer to as the “MIFID,” in November 2007 involved wide-ranging changes to European financial services regulation. Future legislation and/or regulation, and uncertainties resulting from the possibility of legislation and/or regulation, could adversely impact our business. Failure to comply with any of these laws, rules or regulations could result in fines, limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon us. Further, new rules and regulations proposed, or which may be proposed, by the new U.S. president and his administration could have a significant impact on our business. See also “Risk Factors—Our business, financial condition and results of operations could be adversely affected by new regulations or by changes in other regulations or the application thereof.”

In addition, financial intermediary firms are subject to numerous conflicts of interests or perceived conflicts, including for example principal trading and trading to make markets. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and we will regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs and additional operational personnel. Failure to adhere to these policies, controls and procedures may result in regulatory sanctions or customer litigation.

Our activities are subject to credit and performance risks, which could result in us incurring significant losses and as a result could materially adversely affect our business, financial condition and results of operations.

Our activities are subject to credit and performance risks. For example, our customers may not deliver securities to one of our operating subsidiaries which has sold those securities to another customer. If the securities due to be delivered have increased in value, there is a risk that we may have to expend our own funds in connection with the purchase of other securities to consummate the transaction. While we will take steps to ensure that our customers and counterparties have high credit standings and that financing transactions are adequately collateralized, the large dollar amounts that may be involved in our broker-dealer and financing transactions could subject us to significant losses if, as a result of customer or counterparty failures to meet commitments, we were to incur significant losses in liquidating or covering our positions in the open market.

We have adopted policies and procedures to identify, monitor and manage credit risk, in both agency and principal transactions, through reporting and control procedures and by monitoring credit standards applicable to our customers or counterparties. These policies and procedures, however, may not be fully effective, particularly against fraud, unauthorized trading and similar incidents. Some of these risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are, or may be, exposed, our financial condition and results of operations could be materially adversely affected. In addition, our insurance policies will not provide coverage for these risks.

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

Financial problems experienced by third parties could affect the markets in which we provide brokerage services. In addition, a disruption in the credit derivative market could affect our revenues.

Problems experienced by third parties could also affect the markets in which we provide financial intermediary services. For example, in recent years, hedge funds have increasingly begun to make use of credit and other derivatives as part of their trading strategies. As a result, an increasing percentage of our business, directly or indirectly, results from trading activity by hedge funds. Hedge funds typically employ a significant amount of leverage to achieve their results and, in the past, certain hedge funds have had difficulty managing this leverage, which has resulted in market-wide disruptions. If one or more hedge funds that is a significant participant in a derivatives market experienced similar problems in the future, including as a result of the recent volatility in this market, the volumes in that market could be adversely affected and, accordingly, our brokerage revenues from that market could decrease.

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

We have market risk exposure from unmatched principal transactions entered into by some of our desks, which could result in losses and have a disproportionate effect on our revenues, financial condition and results of operations for any particular reporting period. In addition, financial fraud or unauthorized trading activity could also impact our revenues, financial condition or results of operations.

On a limited basis, our desks enter into unmatched principal transactions in the ordinary course of business to facilitate transactions, add liquidity, improve customer satisfaction, increase revenue opportunities, attract additional order flow or in certain instances as the result of an error and, in a limited number of instances and subject to risk management limits, for the purpose of proprietary trading. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered and the amount of time the positions are held before we dispose of the position. This exposure could be more significant in the event that any unauthorized trading activity, financial fraud or similar incidents were to occur.

From a risk management perspective, we monitor risk on an end-of-day basis and desk managers generally monitor such exposure on a continuous basis. Any unmatched positions are intended to be disposed of in the short-term. However, due to a number of factors, including the nature of the position and access to the market on which we trade, we may not be able to match the position or effectively hedge its exposure and often may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market. Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in a loss. In the event of any unauthorized trading activity or financial fraud that is not detected by management or our auditors, it is possible that these unmatched positions could be outstanding for a longer period. Any principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our revenues, financial condition and results of operations for any particular reporting period.

Defaults by Cantor or another large financial institution or vendor could adversely affect us or financial markets generally.

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

As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us. Similarly, our vendors, including insurance companies and other providers, are subject to normal business risks as well as risks related the recent U.S. and international markets and economic conditions. Failure of one of these vendor institutions could also adversely affect us.

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

In November 2007, the BGC Division, comprising the BGC businesses we acquired in the merger, completed a restatement of its financial statements with respect to errors related to accounting for certain intercompany transactions between the BGC Division and certain affiliates. Also in 2007, the management of the BGC Division identified a material weakness in its internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board, including the lack of a formal, documented closing process designed to identify key financial reporting risks. This weakness may have indicated a heightened risk that the BGC Division’s and the Company’s annual or interim financial statements could contain a material misstatement. During the course of 2008, we substantially completed the following initiatives which are aimed at addressing this weakness: establishing what we believe are appropriate internal controls for the monthly closing process, including a more formal schedule and account substantiation and reconciliation tools; establishing a single global general ledger with a standard global chart of accounts; and taking steps aimed at ensuring that we have the appropriate staff within our organization.

During the quarter ended June 30, 2009 the Company’s management identified a material weakness in its internal controls related to four unauthorized trades and failure to submit confirmations in one of our foreign offices. We have determined that we lacked certain controls with respect to the activities of the broker and that the operational and risk management controls in place to monitor the broker’s activities were not properly performed in this instance and therefore were not effective with respect to this event. Performance of secondary controls resulted in the identification of these trades, which management believes was an isolated occurrence. We are in the process of implementing the following control enhancements to remediate this weakness: improving management oversight controls to enable increased awareness of unauthorized or unmatched activity; increased controls around monitoring and recording of client instructions and settlements; automated procedures for pre and post trade matching and trade confirmation processes; implementing a process to ensure that all pre and post trade date reconciliation procedures are being properly performed and reviewed; and improved management reporting regarding compliance and risk monitoring and P&L.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.

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

We are a holding company with no independent means of generating revenues. Any dividends declared by us and all applicable taxes payable in respect of our net taxable income, if any, are paid from distributions to us from BGC U.S. and BGC Global. To the extent that we need funds to pay dividends or to pay taxes on our share of BGC U.S.’s and BGC Global’s net taxable income, or to repurchase shares of our common stock or BGC Holdings exchangeable limited partnership interests or if we need funds to pay dividends, make repurchases or for any other purpose, and either BGC U.S. or BGC Global or their respective subsidiaries are restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition and results of operations and our ability to declare dividends. In addition, any unanticipated accounting, tax or other charges against net income could adversely affect our ability to pay dividends, taxes and other expenses and to make repurchases.

We may not be able to pay dividends on our common stock.

We are a holding company with no direct operations and will be able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. and BGC Global. BGC U.S. and BGC Global intend to distribute to their limited partners, including us, on a pro rata and quarterly basis, cash that is not required to meet BGC U.S.’s and BGC Global’s anticipated business needs. As a result, BGC U.S.’s and BGC Global’s ability, and in turn our ability, to make any distributions will depend upon the continuing profitability and strategic and operating needs of our business, including various capital adequacy and clearing capital requirements promulgated by regulatory, banking and exchange authorities to which our subsidiaries are subject. We expect to pay not less than 75% of our post-tax distributable earnings per fully diluted share as cash dividends to all common stockholders, with the balance of such distributable earnings to be available to repurchase shares of our common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. Our board of directors and our audit committee have authorized repurchases of our common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor or our executive officers, at the volume weighted average price, to the extent available, of such securities on the date on which such purchase or repurchase is made, or, in some cases, at the closing stock price. As of June 30, 2009, we had $32.4 million remaining under this stock repurchase authorization and may continue to make stock repurchases in 2009 and from time to time, we may actively repurchase shares and may cease making purchases at anytime. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in BGC U.S.’s and BGC Global’s respective businesses, although we have no current plans to do so nor do we expect to so long as we maintain our current dividend policy. As a result, there can be no assurance that future dividends will be paid. See “Dividend Policy”.

Our business is global and exchange rate fluctuations impact our results.

BGC Partners is exposed to risks associated with changes in foreign exchange rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of revenues and expenses in particular with regard to British Pounds and Euros. In addition changes in the remeasurement of BGC Partners’ foreign currency denominated net assets are recorded as part of its results of operations and fluctuate with changes in foreign currency rates. BGC monitors the net exposure in foreign currencies on a daily basis and hedges it’s exposure as deemed appropriate with highly rated major financial institutions.

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

Our indebtedness could have important consequences, including:

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

•

there would be a material adverse effect on our business, financial condition and results of operations if we were unable to service our indebtedness or obtain additional financing or refinance our existing debt, as needed or on terms which are less favorable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this item is set forth in MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Item 2 of Part 1) and is incorporated by reference herein.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2009 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/s/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: August 7, 2009

[Signature page to the Quarterly Report on Form 10-Q for the period ending June 30, 2009 dated August 7, 2009]

Exhibit Index

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002