Form 10-Q
period 2009-09-30
BGC Partners, Inc.
filed 2009-11-05
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

On November 4, 2009, the registrant had 55,403,244 shares of Class A common stock, $0.01 par value, and 26,448,107 shares of Class B common stock, $0.01 par value, outstanding.

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

•	the ability to hire new personnel;

•	the ability to expand the use of technology for hybrid and fully electronic trading;

•	effectively managing any growth that may be achieved;

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

The foregoing risks and uncertainties, as well as those risks discussed under the headings “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3—Quantitative and Qualitative Disclosures About Risk” and elsewhere in this Form 10-Q, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the SEC, and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	(unaudited) September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$423,419	$204,930
Cash segregated under regulatory requirements	2,199	5,101
Reverse repurchase agreements	47,059	—
Reverse repurchase agreements with related parties	3,126	151,224
Loan receivables from related parties	980	980
Securities owned	1,443	887
Marketable securities	1,565	920
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	545,947	177,831
Accrued commissions receivable, net	123,670	127,639
Forgivable loans and other receivables from employees and partners	98,329	80,597
Fixed assets, net	134,120	136,812
Investments	25,451	26,559
Goodwill	75,851	63,500
Other intangible assets, net	14,451	17,066
Receivables from related parties	10,847	14,780
Other assets	54,399	59,515

Total assets	$1,562,856	$1,068,341

Liabilities, Redeemable Partnership Interest, and Total Equity
Accrued compensation	$150,613	$113,547
Securities sold, not yet purchased	2,121	321
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	537,288	119,262
Payables to related parties	46,702	50,316
Accounts payable, accrued and other liabilities	200,728	177,340
Deferred revenue	11,252	13,774
Notes payable and collateralized borrowings	169,000	150,000

Total liabilities	1,117,704	624,560
Redeemable partnership interest (Note 2)	103,917	102,579
Equity (Note 2)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 69,543 and 61,735 shares issued at September 30, 2009 and December 31, 2008, respectively; and 55,006 and 51,222 shares outstanding at September 30, 2009 and December 31, 2008, respectively	695	617
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 26,448 and 30,148 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively, convertible into Class A common stock	264	301
Additional paid-in capital	288,345	271,161
Treasury stock, at cost: 14,537 and 10,513 shares of Class A common stock at September 30, 2009 and December 31, 2008, respectively	(89,756)	(81,845)
Retained earnings	2,689	1,958
Accumulated other comprehensive income (loss)	532	(3,942)

Total stockholders’ equity	202,769	188,250

Noncontrolling interest in subsidiaries (Note 2)	138,466	152,952

Total equity	341,235	341,202

Total liabilities, redeemable partnership interest, and equity	$1,562,856	$1,068,341

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Commissions	$175,219	$225,482	$511,804	$692,054
Principal transactions	90,608	48,832	288,307	166,790
Fees from related parties	14,945	19,409	43,101	58,921
Market data	4,824	4,842	13,688	15,487
Software solutions	1,759	2,109	6,027	5,646
Interest income	2,189	1,019	4,203	8,803
Other revenues	1,642	1,085	4,101	731
Losses on equity investments	(1,747)	(1,910)	(5,742)	(4,982)

Total revenues	289,439	300,868	865,489	943,450
Expenses:
Compensation and employee benefits	181,479	177,739	537,907	629,205
Allocation of income to founding/working partner units	1,065	3,716	9,417	10,849
Allocation of income to REUs	662	299	3,579	551

Total compensation and employee benefits	183,206	181,754	550,903	640,605
Occupancy and equipment	27,653	25,686	80,999	85,183
Fees to related parties	3,208	2,883	10,472	12,563
Professional and consulting fees	6,852	15,460	21,641	42,809
Communications	16,880	17,459	47,850	51,220
Selling and promotion	14,432	16,262	42,187	46,567
Commissions and floor brokerage	4,084	3,418	11,834	13,316
Interest expense	2,476	2,217	7,385	13,508
Other expenses	22,593	17,603	41,213	27,229

Total expenses	281,384	282,742	814,484	933,000
Income from continuing operations before income taxes and noncontrolling interest in subsidiaries	8,055	18,126	51,005	10,450
Provision for income taxes	3,310	4,762	17,285	21,555

Consolidated net income (loss)	4,745	13,364	33,720	(11,105)

Less: Net income attributable to noncontrolling interest in subsidiaries	2,570	6,511	15,397	18,591

Net income (loss) available to common stockholders	$2,175	$6,853	$18,323	$(29,696)

Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$2,175	$6,853	$18,323	$(29,696)

Basic earnings (loss) per share	$0.03	$0.08	$0.23	$(0.26)

Basic weighted average shares of common stock outstanding	79,891	82,432	79,794	114,198

Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$5,967	$16,446	$47,263	$(29,696)

Fully diluted earnings (loss) per share	$0.03	$0.08	$0.23	$(0.26)

Fully diluted weighted average shares of common stock outstanding	215,620	196,574	208,813	114,198

Dividends declared per share of common stock	$0.09	$0.10	$0.22	$0.23

Dividends declared and paid per share of common stock	$0.09	$—	$0.22	$0.13

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$33,720	$(11,105)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Compensation related to partner redemptions and exchangeability of founding partner units	(1,079)	84,255
Allocation of income to founding/working partner units and REUs	12,995	11,400
Fixed asset depreciation and intangible asset amortization	39,470	43,414
Forgivable loan amortization	22,416	22,339
Charitable contributions	10,070	6,387
Stock-based compensation	16,915	5,854
Other investment losses	5,742	4,982
Deferred tax (benefit)	(5,797)	(1,331)
Recognition of deferred revenue	(10,383)	(7,703)
Other	196	—

Changes in operating assets and liabilities:
Decrease in cash segregated under regulatory requirements	2,902	2,305
(Increase) decrease in reverse repurchase agreements	(47,059)	1,052
Increase in reverse repurchase agreements with related parties	—	(20)
(Increase) decrease in securities owned	(556)	14,511
Increase in receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	(360,332)	(361,100)
Decrease (increase) in accrued commissions receivable, net	4,185	(15,688)
Decrease (increase) in receivables from related parties	3,933	(24,563)
Increase in forgivable loans and other receivables from employees and partners	(40,148)	(38,678)
Increase in loan receivables from related parties	—	(980)
Decrease in other assets	5,528	3,347
Increase in securities sold, not yet purchased	1,800	2,301
Increase in payables to brokers, dealers, clearing organizations, customers and related broker-dealers	415,631	317,868
Increase in accrued compensation	14,684	18,346
Increase in deferred revenue	7,766	3,814
Increase (decrease) in accounts payable, accrued and other liabilities	20,143	(20,530)
(Decrease) increase in payables to related parties	(3,614)	21,232

Net cash provided by operating activities	149,128	81,709

(Continued)

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of secured loan by related party	—	65,000
Decrease in reverse repurchase agreements with related parties	148,098	—
Purchases of fixed assets	(19,798)	(30,866)
Capitalization of software development costs	(12,373)	(15,339)
Capitalization of patent defense and registration costs	(916)	(1,697)
Investment in Liquidez, net of cash acquired	(5,140)	—
Investment of cash with related party	—	(62,156)
Investment in Radix	—	(5,000)
Investment in unconsolidated entities	(4,634)	(3,036)

Net cash provided/(used) by investing activities	105,237	(53,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distribution upon separation / merger	—	(130,000)
Notes Payable and collateralized borrowings	19,000	150,000
Repayments of long-term borrowings with related parties	—	(196,818)
Proceeds from primary offering of Class A common stock, net	—	72,342
Repurchase of Class A common stock	(7,911)	(16,603)
Proceeds from exercises of stock options and warrants	—	1,174
Excess tax benefit from stock-based compensation	—	13
Earnings distributions to Cantor, founding/working and REU partners	(30,486)	(20,797)
Dividends to stockholders	(17,589)	(11,673)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	—	(1,418)

Net cash used in financing activities	(36,986)	(153,780)

Effect of exchange rate changes on cash	1,110	—
Net increase (decrease) in cash and cash equivalents	218,489	(125,165)
Cash and cash equivalents at beginning of period	204,930	277,299

Cash and cash equivalents at end of period	$423,419	$152,134

Supplemental cash information:
Cash paid during the period for taxes	$13,716	$13,759

Cash paid during the period for interest	$5,438	$11,232

Supplemental non-cash information
Conversion of Class B common stock into Class A common stock (par value)	$37	$10
Repurchase of Class A common stock	—	$(5,046)
Investment of non-cash assets in ELX	—	$18,333
Issuance of equity instruments upon merger	—	$(281,650)
Fees related to primary offering of Class A common stock included in accounts payable and other accrued liabilities	—	$(2,045)
Forgiveness / net settlement of receivables from and payables to related parties, net, in conjunction with the separation and merger	—	$4,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2008

(in thousands, except share amounts)

(unaudited)

	Members’ Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in- Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2008	$235,454	$368	$205	$313,238	$(62,597)	$(17,282)	$(61)	$2,352	$471,677
Capital distribution to Cantor upon separation/merger	(130,000)	—	—	—	—	—	—	—	(130,000)
Contribution of common stock from Cantor upon separation/merger (9,618,764 Class A common stock and 12,350,307 Class B common stock)	(23,946)	97	123	23,726	—	—	—	—	—
Settlement of intercompany balances upon separation/merger	4,354	—	—	—	—	—	—	—	4,354
Redemption of founding partner units upon separation/merger	84,063	—	—	—	—	—	—	—	84,063
Recapitalization upon merger; allocation of equity to founding partners and Cantor	(121,847)	—	—	(93,309)	—	—	—	113,038	(102,118)
Conversion of Class B common stock to Class A common stock	—	27	(27)	—	—	—	—	—	—
Primary offering of Class A common stock, net	—	100	—	28,403	—	—	—	43,839	72,342
Capital contribution by founding partners to cover 2008 Charity Day	—	—	—	6,191	—	—	—	—	6,191
Repurchase of Class A common stock, 4,011,072 shares	—	—	—	—	(19,248)	—	—	—	(19,248)
Dividends to stockholders	—	—	—	(19,468)	—	868	—	—	(18,600)
Earnings distributions to Cantor, founding/working and REU partners	—	—	—	—	—	—	—	(24,478)	(24,478)
Stock-based compensation	—	4	—	5,927	—	—	—	—	5,931
Issuance of Class A common stock upon exchange of founding partner units and distribution rights, 1,809,524 shares	—	18	—	6,783	—	—	—	—	6,801
Other	—	3	—	(330)	—	3	—	(1,167)	(1,491)
Comprehensive income:
Consolidated net (loss) income	(48,078)	—	—	—	—	18,369	—	19,368	(10,341)
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(2,448)	—	(2,448)
Unrealized loss on securities available-for-sale	—	—	—	—	—	—	(1,433)	—	(1,433)

Comprehensive (loss) income	(48,078)	—	—	—	—	18,369	(3,881)	19,368	(14,222)

Balance, December 31, 2008	$—	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$152,952	$341,202

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2009

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, December 31, 2008	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$152,952	$341,202
Repurchase of Class A common stock, 4,023,959 shares	—	—	—	(7,911)	—	—	—	(7,911)
Conversion of Class B common stock to Class A common stock, 3,700,000 shares	37	(37)	—	—	—	—	—	—
Stock-based compensation	—	—	9,627	—	—	—	—	9,627
Issuance of Class A common stock upon exchange of founding partner units and distribution rights, 3,682,163 shares	37	—	8,916	—	—	—	2,325	11,278
Re-allocation of equity due to additional investment by founding/working partners	—	—	(1,359)	—	—	—	(10,192)	(11,551)
Dividends to stockholders	—	—	—	—	(17,589)	—	—	(17,589)
Earnings distributions to Cantor, founding/working and REU partners	—	—	—	—	—	—	(22,134)	(22,134)

Other	4	—	—	—	(3)	—	(1)	—
Comprehensive income:
Consolidated net income	—	—	—	—	18,323	—	15,397	33,720
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	3,534	399	3,933
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	940	(280)	660

Comprehensive income	—	—	—	—	18,323	4,474	15,516	38,313

Balance, September 30, 2009	$695	$264	$288,345	$(89,756)	$2,689	$532	$138,466	$341,235

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

The merger has been accounted for as a combination of entities under common control. eSpeed was deemed the acquirer and BGC Partners, LLC was deemed the acquiree. According to Financial Accounting Standards Board (“FASB”) guidance on Business Combinations, since the merger was a transaction between entities under common control, the assets and liabilities of BGC Partners, LLC were transferred at historical cost and the results of operations and cash flows have been reflected in the unaudited condensed consolidated financial statements as if the merger occurred as of the earliest period presented.

BGC Partners is a leading global financial intermediary to the financial markets specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. Through its eSpeed and BGCantor Market Data brands, BGC Partners also offers financial technology solutions and market data and analytics related to select financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either over the counter (“OTC”) or through an exchange. BGC Partners has offices in New York and London, as well as in Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Sao Paulo, Seoul, Singapore, Sydney, Tokyo and Toronto.

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

Recently Adopted Accounting Pronouncements:

In December 2007, the FASB issued guidance on Noncontrolling Interest in Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest of the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company adopted the provisions of this FASB guidance when it became effective on January 1, 2009.

In March 2008, the FASB issued guidance, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under separate FASB guidance on the Accounting for Derivative Instruments and Hedging Activities and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The new disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

In April 2008, the FASB issued guidance on Determining the Useful Life of Intangible Assets, which amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. This guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2008, the FASB issued guidance on Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB guidance on Earnings per Share which requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. This FASB guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial condition, results of operations, cash flows or earnings per share.

In June 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which provides guidance about whether an instrument should be classified as equity and not marked to market for accounting purposes. This guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued guidance on Business Combinations which retains the fundamental requirements in that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This guidance amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and non-contractual contingencies. This FASB guidance also amends the recognition criteria for contingent consideration. The Company adopted this FASB guidance when it became effective on January 1, 2009.

In May 2009, the FASB issued guidance on Subsequent Events which establishes general standards for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This FASB guidance sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements and 3) The disclosures that an entity should make about events that occurred after the balance sheet date. This FASB guidance is effective for interim and annual financial periods ending after June 15, 2009. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows. See Note 20, Subsequent Events, for the required disclosures.

In June 2009, the FASB issued guidance on their Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This FASB guidance establishes their Accounting Standards Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this FASB guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

New Accounting Pronouncements:

In June 2009, the FASB issued an amendment to its guidance on Accounting for Transfers of Financial Assets. The key amendments of this guidance are the removal of the concept of a qualifying special-purpose entity (QSPE) from FASB guidance on, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and the elimination of the exception for QSPEs from the consolidation guidance of Variable Interest Entities. This FASB guidance also clarifies the unit of account eligible for sale accounting and requires that a transferor recognize and initially measure at fair value, all financial assets obtained and liabilities incurred as a result of a transfer of an entire financial asset (or group of entire financial assets) accounted for as a sale. In addition, this guidance requires enhanced disclosures to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This FASB guidance is effective as of January 1, 2010 for calendar year reporting entities. Early adoption is not permitted. The Company does not expect the adoption of this FASB guidance to have a material effect on its consolidated financial statements.

In June 2009 the FASB issued guidance that addresses the effects of eliminating the QSPE concept from existing accounting guidance and clarifies and amends certain key provisions, including the transparency of an enterprise’s involvement with variable interest entities (VIEs). The key changes resulting from this new FASB guidance are the requirement of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, the requirement of continuous assessments as to whether an enterprise is the primary beneficiary of a VIE, amendments to certain existing guidance related to the determination as to which entities are deemed VIEs, and the amendment of existing consideration of related party relationships in the determination of the primary beneficiary of a VIE. This FASB guidance also requires enhanced disclosures to provide more transparent information regarding an enterprise’s involvement with a VIE. This FASB guidance is effective as of January 1, 2010 for calendar year reporting entities and early adoption is not permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

As a result of the separation and merger, the following four economic ownership classes of the Company were established:

Founding/working partner units

Founding/working partners have a limited partnership interest in BGC Holdings. Prior to the merger, this interest was accounted for as a component of stockholders’ and members’ equity section of the consolidated statements of financial condition. With effect from the merger, the Company accounts for founding/working partnership interest outside of permanent capital, as “Redeemable partnership interest”, in the consolidated statements of financial condition. This classification is in accordance with EITF guidance, Classification and Measurement of Redeemable Securities, which requires that preferred securities, or other equity instruments, including common stock, derivative instruments, and share-based payment arrangements that are classified as equity, that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. This guidance is applicable to founding/working partner interest because founding/working partner units are redeemable upon termination of a partner, which includes the termination of employment, which can be at the option of the partner and not within the control of the issuer.

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

Certain founding/working partner units have been granted exchangeability into Class A common stock on a one-for-one basis and at the Company’s or Cantor’s (with respect to founding partner units) discretion, additional founding/working partner units may become exchangeable for Class A common stock on a one-for-one basis.

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

3. Earnings Per Share

The FASB guidance on, Earnings Per Share (“EPS”), establishes standards for computing and presenting EPS. This guidance requires the dual presentation of basic and diluted EPS on the face of the Company’s condensed consolidated statements of operations and requires a reconciliation of numerators (net income (loss)) and denominators (weighted-average shares of common stock outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average shares of common stock outstanding. From April 1, 2008, net income is allocated to each of the four economic ownership classes described above in Note 2, based on each class’s pro rata economic ownership. The weighted-average shares of common stock outstanding have been retroactively restated to all periods prior to April 1, 2008 to give effect to the shares issued in connection with the merger. There were no net income allocations to founding/working partner units, REUs, or Cantor, nor dividend equivalents to restricted stock units (“RSUs”) for the periods prior to April 1, 2008 as it is assumed that all of the Company’s net income (loss) for those periods was allocated to all economic owners, including common stockholders.

The Company’s earnings for the three and nine months ended September 30, 2009 and 2008 were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Allocation of income to founding/working partner units	$1,065	$3,716	$9,417	$10,849
Allocation of income to REUs	662	299	3,579	551
Allocation of BGC income to Cantor	1,827	5,578	15,422	16,278
Net income (loss) available to common stockholders (1)	2,175	6,853	18,323	(29,696)

The following is a reconciliation of the Company’s basic earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$2,175	$6,853	$18,323	$(29,696)

Basic weighted average shares of common stock outstanding (1)	79,891	82,432	79,794	114,198

Basic earnings (loss) per share	$0.03	$0.08	$0.23	$(0.26)

(1)	The weighted average shares outstanding for the nine months ended September 30, 2008 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for the first three months of that period, allocations to founding/working partners, REUs and Cantor’s noncontrolling interest have not been deducted from net income.

Fully diluted earnings (loss) per share is calculated utilizing net income (loss) available for common stockholders plus net income allocations to the founding/working partner units, REUs and Cantor and dividend equivalents to RSUs and dividing it by the weighted average number of BGC Holdings units held by founding/working partners and Cantor, the weighted average number of REUs eligible for distributions, the Company’s weighted average outstanding shares of common stock, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including options, RSUs and warrants, were exercised, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. However, in periods where there is a net loss, as there was for the nine months ended September 30, 2008, the adjustments to net income available to common stockholders and the adjustments to basic weighted average shares of common stock outstanding are excluded as their effect would be anti-dilutive. The following is a reconciliation of the Company’s fully diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008 (1)
Fully diluted earnings (loss) per share:
Net income (loss) available to common stockholders	$2,175	$6,853	$18 323	$(29,696)
Allocation of income to founding/working partner units	1,065	3,716	9,417	—
Allocation of income to REUs	662	299	3,579	—
Allocation of BGC income to Cantor	1,827	5,578	15,422	—
Dividend equivalents to RSUs	238	—	522	—

Net income (loss) for fully diluted shares	$5,967	$16,446	$47,263	$(29,696)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008 (1)
Basic weighted average shares of common stock outstanding (2)	79,891	82,432	79,794	114,198
Restricted stock units	3,071	2,137	2,566	—
BGC Holdings units held by founding/working partners	40,698	44,702	41,281	—
REUs	24,822	209	18,034	—
BGC Holdings units held by Cantor	67,138	67,094	67,138	—

Fully diluted weighted average shares of common stock outstanding	215,620	196,574	208,813	114,198

Fully diluted earnings (loss) per share	$0.03	$0.08	$0.23	$(0.26)

(1)	Allocations of net income to founding/working partner units, REUs and Cantor have been excluded from the calculation of net income (loss) for fully diluted shares for the nine months ended September 30, 2008 because the Company had a net loss for the period.

(2)	The weighted average shares outstanding for the nine months ended September 30, 2008 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for the first three months of that period, allocations to founding/working partners, REUs and Cantor’s noncontrolling interest have not been deducted from net income.

For the three months ended September 30, 2009 and 2008, approximately 18.0 million and 22.4 million options, RSUs and warrants, respectively, were not included in the computation of fully diluted earnings (loss) per share because their effect would have been anti-dilutive.

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

On September 24, 2009, the Company issued an aggregate of 1,396,516 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partner units issued by the Company to such founding partners on April 1, 2008. All of these shares are eligible for sale beginning on November 4, 2009 when the Company’s restrictions on employee stock transactions are lifted. This issuance did not change the amount of fully diluted shares outstanding.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $100.0 million of outstanding Class A common stock.

Stock repurchase activity for the nine months ended September 30, 2009 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2009 – March 31, 2009	3,537,258	$1.89	3,537,258	$33,629,570
April 1, 2009 – April 30, 2009	486,701	$2.50	486,701	$32,412,817
May 1, 2009 – May 31, 2009	—	$—	—	$32,412,817
June 1, 2009 – June 30, 2009	—	$—	—	$32,412,817
July 1, 2009 – September 30, 2009	—	$—	—	$32,412,817

During the nine months ended September 30, 2009, the Company repurchased 4,023,959 shares of its Class A common stock. These repurchases included 2,600,000 shares repurchased from The Cantor Fitzgerald Relief Fund at the market price of $1.99 per share, for an aggregate purchase price of approximately $5.2 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2008 Charity Day.

During the nine months ended September 30, 2008, the Company did not repurchase any shares of its Class A common stock.

At September 30, 2009, the Company had approximately $32.4 million remaining from its $100 million buyback authorization and from time to time, the Company may actively continue to repurchase shares.

4. Securities Owned and Securities Sold, Not Yet Purchased

The Company allows certain of its brokerage desks to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating transactions, adding liquidity, improving customer satisfaction, increasing revenue opportunities and attracting additional order flow. Total securities owned was $1.4 million and $0.9 million as of September 30, 2009 and December 31, 2008, respectively.

Securities owned consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Corporate debt	$88	$75
Government debt	—	805
Equities	1,355	7

Total	$1,443	$887

As of September 30, 2009 and December 31, 2008, the Company had pledged $0.0 million and $0.8 million of securities owned, respectively, to satisfy deposit requirements at various exchanges or clearing organizations.

Total securities sold, not yet purchased was $2.1 million and $0.3 million as of September 30, 2009 and December 31, 2008, respectively.

Securities sold, not yet purchased consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Equities	$2,121	$321

5. Marketable Securities

Marketable securities consisted of the Company’s ownership of 4,350,000 shares of Class A common stock of Patsystems, plc, which were purchased during 2007. The investment, which had a fair value of $1.6 million and $0.9 million as of September 30, 2009 and December 31, 2008, is classified as available-for-sale and recorded at fair value. Unrealized gains or losses are included as part of “Accumulated other comprehensive income (loss)” on the accompanying condensed consolidated statements of financial condition. This investment is recorded in the Company’s condensed consolidated statements of financial condition as “Marketable securities”.

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

As of September 30, 2009, the Company had received, as collateral, U.S. Treasury or other fixed income securities with a fair value of $50.3 million, of which $3.1 million pertained to overnight Reverse Repurchase Agreements with Cantor, and $47.2 million pertained to Reverse Repurchase Agreements with unrelated parties to cover pending settlements.

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

The receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$483,611	$101,389
Open derivative contracts	1,141	2,864
Net pending trades	5,207	—
Receivables from clearing organizations	51,007	61,377
Other receivables from brokers, dealers and customers	4,981	12,201

Total	$545,947	$177,831

Payables to brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$465,310	$99,264
Net pending trades	—	5,902
Open derivative contracts	888	683
Payables to clearing organizations	54,603	235
Other payables to brokers, dealers and customers	16,487	13,178

Total	$537,288	$119,262

A portion of these receivables and payables is with Cantor (see Note 10, Related Party Transactions, for additional information related to these receivables and payables).

Substantially all open fails to deliver and fails to receive transactions as of September 30, 2009 have subsequently settled at the contracted amounts.

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

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2009		December 31, 2008
	Assets	Liabilities	Assets	Liabilities
Foreign exchange swaps	$1,141	$888	$2,864	$683

All of the Company’s foreign exchange swaps are with Cantor. The notional amount of the foreign exchange swap transactions at September 30, 2009 and December 31, 2008 was $363.6 million and $329.3 million, respectively.

The replacement cost of contracts in a gain position at September 30, 2009, summarized by counterparty credit ratings, is as follows (in thousands):

Rating (a)	Net Replacement Cost (in thousands):
BBB	$1,141

(a)	Credit ratings based on Standard & Poor’s.

9. Fair Value of Financial Assets and Liabilities

The following table sets forth the Company’s financial assets, including those pledged as collateral, and financial liabilities at fair value (in thousands):

	September 30, 2009
	Assets	Liabilities
Corporate debt	$88	$—
Equities	2,920	2,121
Foreign exchange swaps	1,141	888

Total	$4,149	$3,009

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at September 30, 2009 (in thousands):

	Assets at Fair Value at September 30, 2009
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Corporate debt	$—	$88	$—	$—	$88
Equities	2,920	—	—	—	2,920
Foreign exchange swaps	—	1,141	—	—	1,141

Total	$2,920	$1,229	$—	$—	$4,149

	Liabilities at Fair Value at September 30, 2009
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Equities	$2,121	$—	$—	$—	$2,121
Foreign exchange swaps	—	888	—	—	888

Total	$2,121	$888	$—	$—	$3,009

The following table sets forth the Company’s financial assets, including those pledged as collateral, and financial liabilities at fair value (in thousands):

	December 31, 2008
	Assets	Liabilities
Corporate debt	$75	$—
Sovereign obligations	805	—
Equities	927	321
Foreign exchange swaps	2,864	683

Total	$4,671	$1,004

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at December 31, 2008 (in thousands):

	Assets at Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Corporate debt	$—	$75	$—	$—	$75
Sovereign obligations	—	805	—	—	805
Equities	927	—	—	—	927
Foreign exchange swaps	—	2,864	—	—	2,864

Total	$927	$3,744	$—	$—	$4,671

	Liabilities at Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Equities	$321	$—	$—	$—	$321
Foreign exchange swaps	—	683	—	—	683

Total	$321	$683	$—	$—	$1,004

(1)	As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

For the three months ended September 30, 2009 and 2008, the Company was charged $7.8 million and $7.6 million, respectively, for the services provided by Cantor and its affiliates, of which $4.6 million and $4.7 million was to cover compensation to leased employees for the three months ended September 30, 2009 and September 30, 2008, respectively. For the nine months ended September 30, 2009 and 2008, the Company was charged $24.7 million and $22.1 million, respectively, for the services provided by Cantor and its affiliates, of which $14.2 million and $9.5 million was to cover compensation to leased employees for the nine months ended September 30, 2009 and September 30, 2008, respectively.

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

For the three months ended September 30, 2009 and 2008, the Company recognized related party revenues pursuant to these agreements of $9.7 million and $19.4 million, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized related party revenues pursuant to these agreements of $28.7 million and $58.9 million, respectively. These revenues are included as part of “Fees from related parties” in the Company’s condensed consolidated statements of operations.

As of September 30, 2009 and December 31, 2008 Cantor’s cumulative share of the net income of Tower Bridge was $5.4 million and $5.5 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s condensed consolidated statements of financial condition.

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

On November 5, 2008, the Company entered into an Agreement (the “Agreement”) with Cantor. Pursuant to the terms of the Agreement, so long as Cantor is providing Clearing Services to the Company, Cantor shall be entitled to request from the Company, and the Company shall post as soon as practicable, clearing capital in the form of cash or other property, acceptable to Cantor, in the amount reasonably requested by Cantor under the Agreement. The amounts requested shall reflect Cantor’s reasonable determination of its or its affiliates’ required capital requirements in connection with the Clearing Services and/or potential additional funds which may be required to replace Cantor funds being otherwise utilized to post capital requirements for the benefit of the Company.

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

The Company intends to continue this relationship with Cantor. Accordingly, the Company expects that Cantor will continue to post clearing capital on our behalf and we will post clearing capital with Cantor as requested under the Agreement or invest our excess cash via Reverse Repurchase Agreements or in other overnight investments. In the absence of such an arrangement, the Company may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of these transactions. The increased capital requirements required in connection with the clearing of the Company’s securities transactions could have a material adverse impact on the Company’ ability to make distributions, repurchase its stock or affect strategic acquisitions or other opportunities. However, the Company believes that the Agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude the Company from meeting its cash needs in the near term.

Debt Guaranty Agreements

On April 1, 2008, in connection with the Note Purchase Agreement, which authorized the issue and sale of $150.0 million principal amount of the Company’s Senior Notes, Cantor provided a guaranty of payment and performance on such notes. Cantor charges the Company an amount equal to 2.31% of the outstanding principal amount of the loans for the provision of the guaranty. The fees paid to Cantor for the guaranty are included as part of “Fees to related parties” in the Company’s condensed consolidated statements of operations.

For the three months ended September 30, 2009 and 2008, the Company recognized expense of approximately $0.9 million and $0.9 million, respectively, in relation to this charge. For the nine months ended September 30, 2009 and 2008, the Company recognized expense of approximately $2.6 million and $1.7 million in relation to this charge, respectively.

Receivables from and Payables to Brokers, Dealers, Clearing Organizations, Customers and Related Broker-Dealers

In Europe and the United States, certain trades executed by the Company are cleared and settled by Cantor. Additionally, in the UK, BGC Partners places certain trades on behalf of Cantor and its affiliates.

Amounts due from or to Cantor for undelivered securities or open derivative contracts are included as part of “Receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the Company’s condensed consolidated statements of financial condition. As of September 30, 2009 and December 31, 2008, the Company had receivables from Cantor of $1.1 million and $2.9 million, respectively. Additionally, as of September 30, 2009 and December 31, 2008, the Company had payables to Cantor of $0.9 million and $1.8 million, respectively.

Forgivable Loans and Other Receivables from Employees and Partners

The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive forgivable loans. As of September 30, 2009 and December 31, 2008, the unamortized balance of these forgivable loans was $58.5 million and $69.5 million, respectively. These forgivable loans are included as part of “Forgivable loans and other loan receivables from employees and partners” in the Company’s condensed consolidated statements of financial condition. Amortization expense for these forgivable loans for the three months ended September 30, 2009 and 2008 was $7.2 million and $7.3 million, respectively. Amortization expense for these forgivable loans for the nine months ended September 30, 2009 and 2008 was $22.4 million and $22.3 million, respectively. Amortization expense for forgivable loans is included as part of “Compensation and employee benefits” in the Company’s condensed consolidated statements of operations.

Additionally, from time to time, the Company may enter into agreements with employees and partners to grant bonus and salary advances or other types of loans that are non-forgivable. These advances and loans are repayable in the timeframes outlined in the underlying agreements. As of September 30, 2009 and December 31, 2008, the balance of these advances and non-forgivable loans was $39.8 million and $11.1 million, respectively. These advances and non-forgivable loans are included as part of “Forgivable loans and other receivables from employees and partners” in the Company’s condensed consolidated statements of financial condition.

Reverse Repurchase Agreements

From time to time, the Company enters into Reverse Repurchase Agreements with Cantor, whereby the Company receives U.S. Treasury, agency or other fixed income securities as collateral. As of September 30, 2009 and December 31, 2008, the Company had $3.1 million and $151.2 million, respectively, of Reverse Repurchase Agreements with Cantor, of which the fair value of the collateral received from Cantor was $3.1 million and $184.6 million, respectively.

Secured Loan to Cantor

On July 26, 2007, the Company entered into a Secured Promissory Note and Pledge Agreement (the “Secured Loan”) with Cantor in which the Company agreed to lend to Cantor up to $100.0 million (the “Secured Loan Amount”) on a secured basis from time to time. The Secured Loan was guaranteed by a pledge of the Company’s Class A common stock or Class B common stock owned by Cantor equal to 125% of the outstanding Secured Loan amount, as determined on a next day basis. The Secured Loan earned interest at the market rate for equity repurchase agreements plus 0.25% and was payable on demand. The Secured Loan was approved by the Company’s Audit Committee. In September 2008, the Company was authorized to increase the amount available under its Secured Loan with Cantor from up to $100.0 million to all excess cash other than that amount needed for regulatory purposes, and to also accept, as security, pledges of any securities in addition to pledges of Class A or Class B common stock of the Company provided for under the original Secured Loan. At September 30, 2009 and December 31, 2008, there was no outstanding Secured Loan balance.

Notes Payable

Historically, the Company had various subordinated loans and notes payable outstanding to Cantor. All of these notes were repaid upon BGC Partners’ separation from Cantor on March 31, 2008.

For the three months ended September 30, 2009 and 2008, the Company did not incur any interest expense related to notes payable to Cantor. For the nine months ended September 30, 2009, the Company did not incur any interest expense related to notes payable to Cantor; and for the nine months ended September 30, 2008, the Company incurred interest expense related to the notes payable to Cantor of $4.0 million. Interest expense related to these notes is recorded as part of “Interest expense” in the Company’s condensed consolidated statements of operations.

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

In June 2008, the Company was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. The Company was further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. As of September 30, 2009, the Company had not entered into any arrangements for the Aqua business.

During the nine months ended September 30, 2009, the Company made a $2.2 million cash contributions to Aqua. This contribution is recorded as part of “Investments” in the Company’s condensed consolidated statements of financial condition.

On December 21, 2007, the Company and 11 other leading financial institutions announced the formation of a limited partnership that has established a fully-electronic futures exchange. The Company holds an approximate 25% interest in ELX Futures LP (“ELX”). The Company has also entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX.

For the three months ended September 30, 2009 and 2008, the Company recognized revenues of $5.2 million and $4.6 million, respectively, for the services provided to ELX. For the nine months ended September 30, 2009 and 2008, the Company recognized revenues of $14.6 million and $13.6 million, respectively, for the services provided to ELX. These revenues are included as part of “Fees from related parties” in the Company’s condensed consolidated statements of operations.

In April 2008, the Company was authorized to enter into short-term arrangements with Cantor to cover any failed U.S. treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of September 30, 2009, the Company had not entered into any arrangements to cover any failed U.S. treasury transactions.

In April 2008, the Company was authorized to enter into an indemnity agreement with Cantor with respect to the guarantee by Cantor of any liabilities associated with our application for a brokering license in China.

In August 2008, the Company was authorized to cause BGC Holdings to issue REUs in connection with acquisitions and to provide for such acquisitions to be done in only one of the operating entities when appropriate. In such event, the Company would not be required to maintain parity with respect to outstanding units in such operating entities.

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

Cantor has the right to purchase from BGC Holdings any non-exchangeable BGC Holdings founding partner units that are redeemed by BGC Holdings upon termination or bankruptcy of the founding partner. Any such BGC Holdings founding partner units purchased by Cantor from BGC Holdings will be exchangeable by Cantor for shares of Class B common stock or, at Cantor’s election, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments), from the Company, on the same basis as Cantor’s other BGC Holdings limited partnership units. As of the date of this filing, as a result of the termination of 31 founding partners, BGC Holdings has the right to redeem an aggregate of 2,128,040 BGC Holdings founding partner units. Accordingly, upon the redemption of any BGC Holdings founding partner units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units pursuant to terms yet to be determined.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less than favorable to the receiving party than such services are provided to typical third-party customers.

In May 2009, the Company was authorized to enter into intercompany unsecured loan arrangements from time to time between the Company and/or any of its subsidiaries or affiliates, including BGC Holdings, BGC US and BGC Global, which loans shall bear interest at the LIBOR rate for the applicable period plus 400 basis points for the period of the loan, resetting at each renewal period.

11. Investments

The Company’s investments consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
ELX	$11,031	$14,711
Freedom International Brokerage	9,789	9,767
China Credit BGC Money Broking Company Limited	2,429	—
Aqua	1,317	1,225
EIP Holdings	885	856

Total investments	$25,451	$26,559

The Company’s share of losses related to its investments was $1.7 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively. The Company’s share of losses related to its investments was $5.7 million and $5.0 million for the nine months ended September 30, 2009 and 2008, respectively. The Company’s share of the income/losses is recorded under the caption “Losses on equity investments” in the Company’s condensed consolidated statements of operations.

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

12. Fixed Assets, net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Computer and communications equipment	$181,320	$168,186
Software, including software development costs	157,389	141,651
Leasehold improvements and other fixed assets	115,849	119,863

Total fixed assets	454,558	429,700
Less: accumulated depreciation and amortization	320,438	292,888

Fixed assets, net	$134,120	$136,812

Depreciation expense was $9.0 million and $9.9 million for three months ended September 30, 2009 and 2008, respectively. Depreciation expense was $26.2 million and $28.7 million for nine months ended September 30, 2009 and 2008, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s condensed consolidated statements of operations.

In accordance with FASB guidance on Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended September 30, 2009 and 2008, software development costs totaling $3.4 million and $6.9 million, respectively, were capitalized. For the nine months ended September 30, 2009 and 2008, software development costs totaling $12.4 million and $15.3 million, respectively, were capitalized. Amortization of software development costs totaled $3.0 million and $3.9 million for the three months ended September 30, 2009 and 2008, respectively, and $9.8 million and $11.7 million for the nine months ended September 30, 2009 and 2008, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s condensed consolidated statements of operations.

13. Goodwill and Other Intangible Assets, Net

In June 2009, the Company acquired all of the outstanding shares of Liquidez Distribuidora de Titulos e Valores Mobiliarios Ltda. (“Liquidez”), a Brazilian financial institution and interdealer broker with offices in Sao Paulo and Rio de Janeiro. The purchase price for Liquidez is $15.6 million including an additional contingent payment subject to achievement of certain profit targets through 2013. As part of the purchase price, the Company issued an aggregate of 1,750,000 REUs to certain shareholders of Liquidez, a portion of which will become exchangeable into shares of the Company’s Class A Common Stock. An additional 250,000 REUs were issued to brokers and accounted for as compensation.

The goodwill attributed to this acquisition was $12.4 million.

The results of operations of Liquidez have been included in the Company’s condensed consolidated financial statements subsequent to the date of the acquisition.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

The changes in the carrying amount of goodwill at September 30, 2009 were as follows (in thousands):

September 30, 2009
Balance at December 31, 2008	$63,500

Liquidez acquisition	12,351

Balance at September 30, 2009	$75,851

Other intangible assets consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Definite life intangible assets:
Patents	$35,826	$34,910
Customer base/relationships	15,076	15,076
Internally developed software	5,722	5,722
Covenant not to compete	1,628	1,628
Trademarks	1,315	1,315

Total gross definite life intangible assets	59,567	58,651
Less: accumulated amortization	46,616	43,085

Net definite life intangible assets	12,951	15,566

Horizon license	1,500	1,500

Total net intangible assets	$14,451	$17,066

Amortization expense was $1.2 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and was $3.5 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s condensed consolidated statements of operations.

14. Notes Payable and Collateralized Borrowings

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes to a number of investors. The Senior Notes are due April 1, 2010, with interest payable semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision as discussed in note 10, Related Party Transactions). The Senior Notes are subject to certain covenants, including capital covenants that require the Company to maintain consolidated capital at an amount not less than $227.5 million and debt covenants that require that the Company’s consolidated debt not to exceed 60% of its consolidation capitalization; provided, however, that if the Company’s consolidated debt exceeds 55%, then the applicable interest rate of the Senior Notes will be increased by 0.25% per annum.

The Company recorded interest expense related to the Senior Notes of $1.9 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $5.8 million and $3.9 million for the nine months ended September 30, 2009 and 2008, respectively.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement with General Electric Capital Corporation, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment to General Electric Capital Corporation in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement is repayable in thirty six consecutive monthly installments at a fixed rate of 8.09% per annum. The loan is guaranteed by BGC Partners, Inc.

As of September 30, 2009, the Company was in compliance with all debt covenants.

15. Stock-Based Compensation

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2008	2,106,516	$8.91
Granted	2,873,765	2.54
Less: Delivered units	672,759	10.12
Less: Forfeited units	153,373	7.25

Balance at September 30, 2009	4,154,149	$4.42	1.71

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

During the nine months ended September 30, 2009, the Company issued approximately 2.9 million RSUs with aggregate estimated grant date fair values of approximately $7.3 million to employees. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses.

As of September 30, 2009, the aggregate estimated grant date fair value of outstanding RSUs was approximately $18.4 million.

Compensation expense related to RSUs, before associated income taxes, was approximately $4.7 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $10.6 million and $5.5 million for the nine months ended September 30, 2009 and 2008, respectively

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2008	15,053,505	$14.71	4.1
Granted	—	—
Less: Exercised options	—	—
Less: Forfeited options	488,013	14.14

Balance at September 30, 2009	14,565,492	$14.73		$—

Options exercisable at September 30, 2009	14,565,492	$14.73	3.5	$—

The Company did not grant any options during the nine months ended September 30, 2009.

Total compensation expense related to stock options before associated income taxes was negligible for the three and nine months ended September 30, 2009 and 2008, respectively.

Grant Units

Prior to 2008, Cantor provided awards to certain employees of the Company in the form of grant units. Grant units entitled the employees to participate in quarterly distributions of Cantor’s net income and to receive certain post-termination payments. Grant units awarded to employees of the Company in 2005 vested immediately upon receipt by the employee. Grant units awarded to employees of the Company in 2006 and 2007 generally vested over a four-year period. Grant units are accounted for as liability awards under FASB guidance on stock based compensation. The liability incurred for such grant units is re-measured at the end of every reporting period. The Company is allocated its share of such expense by Cantor relating to grant units that are held by employees of the Company.

In connection with BGC Partners’ separation from Cantor, the unvested portion of the grant units that had been awarded to individuals whose partnership interests were contributed to BGC Holdings were transferred to BGC Holdings on March 31, 2008.

As of September 30, 2009, the estimated fair value of the grant units held by the Company’s employees was $3.0 million and the notional amount of grant units outstanding was $6.4 million.

Non-cash compensation expense for the changes in estimated fair value for the three months ended September 30, 2009 and 2008 was $0.1million and $0.2 million, respectively. For the nine months ended September 30, 2009, the Company recorded a non-cash compensation benefit of $0.2 million. For the nine months ended September 30, 2008, the company recorded total non-cash compensation expense of $0.2 million.

REUs

The Company provides limited partnership interests in BGC Holdings, termed REUs, to certain employees. Generally, these REUs entitle the holder to participate in distributions of BGC Holdings’ income and to receive post-termination payments equal to the notional value of the grant in four equal yearly installments after the holder’s termination provided that the holder has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. Generally, REUs may also be exchangeable for Class A common stock in accordance with the terms and conditions of the grant of such REUs. REUs are accounted for by the Company as liability awards under FASB guidance on stock based compensation. The liability incurred for REUs is re-measured at the end of each reporting period. Non-cash compensation is recorded to account for changes in the estimated fair value of REUs.

As of September 30, 2009, the aggregate estimated fair value of the REUs held by executives and non-executive employees awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $15.4 million and the notional amount of the REUs outstanding was $93.7 million.

Compensation expense related to REUs is recognized over the stated service period. The Company recognized compensation expense, before associated income taxes, related to REUs of $2.8 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively. The Company recognized compensation expense, before associated income taxes, related to REUs of $6.2 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively.

RPUs

In February 2009, BGC Holdings was authorized to create a separate class of working partner units called Restricted Partnership Units (“RPUs”) in an amendment to the limited partnership agreement, which was authorized to be further amended in August 2009.

The RPUs have similar features to existing REU interests except that they provide for a minimum distribution of $0.005 per quarter. The RPUs also provide that if BGC Holdings were to be dissolved, the obligation to provide post-termination payments to terminated partners holding RPUs is cancelled. The 15% cap on distributions which had been a feature of the RPUs was also eliminated. Further amendments to the limited partnership of BGC Holdings were also authorized to amend future and existing classes of partnership interests to create separate classes. As of September 30, 2009, there were 322,577 RPUs approved for issuance.

Compensation expense related to RPUs is recognized over the stated service period. The Company recognized a negligible amount of compensation expense, before income taxes, related to RPUs for the three months and nine months ended September 30, 2009 and did not recognize any compensation expense related to RPUs for the three months and nine months ended September 30, 2008.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2008	1,986	$27.04
Granted	—	—
Less: Exercised warrants	—	—
Less: Forfeited warrants	—	—

Balance at September 30, 2009	1,986	$27.04	1.1

The Company did not recognize any expense related to the business partner warrants for the three and nine months ended September 30, 2009 and 2008, respectively.

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

Other Matters

The National Australia Bank Limited, which we refer to as “NAB,” has filed a claim against BGC International, which we refer to as “BGCI,” and BGC Capital Markets (Japan) LLC (formerly known as Cantor Fitzgerald LLC), which we refer to as “BGC Capital Markets (Japan).” From September 2001 through January 2004, NAB employees who traded in foreign exchange options allegedly lost substantial amounts of money and allegedly overstated the positions which they held. NAB claims that it was the object of conduct by BGCI and BGC Capital Markets (Japan) and certain traders on NAB’s currency options desk, whereby BGCI and BGC Capital Markets (Japan) allegedly provided misleading and deceptive independent revaluation rates to NAB’s middle office, which were then purportedly relied upon by NAB. NAB alleges that the supply of these revaluation rates prevented NAB from discovering the true position of the currency options portfolio and that it subsequently sustained trading losses of AUD 311 million (or, based on an exchange rate of .8826 at September 30, 2009, approximately $274.5 million). The 2006 NAB annual report claims that NAB’s total loss amounted to AUD 539 million (or, based on an exchange rate of .8826 at September 30, 2009, approximately $475.7 million), implying that its consequential losses amounted to AUD 228 million (or, based on an exchange rate of .8826 at September 30, 2009, approximately $201.2 million). BGCI and BGC Capital Markets (Japan) have investigated and are investigating the legal and factual basis of the NAB allegations. At this time, based on the information provided, BGCI and BGC Capital Markets (Japan) believe that they have substantial defenses in respect of the losses claimed by NAB. Accordingly, BGCI and BGC Capital Markets (Japan) do not believe that they are responsible for the losses claimed by NAB. While no specific request for damages is alleged, the amount claimed is expected to be in excess of $600 million. If BGCI and BGC Capital Markets (Japan) do not prevail, BGCI and BGC Capital Markets (Japan) could be subject to substantial liability, and in any event, would likely incur significant legal and other costs in connection with the defense of any such action; however, at this time, we are unable to estimate a loss or range of losses. Any such losses of BGC US and BGC Global from this litigation will be allocated to BGC Holdings pursuant to the BGC US limited partnership agreement and the BGC Global limited partnership agreement. The impact of such a loss could be material to our results of operations, financial condition or cash flows.

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

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International Ltd., ECCO LLC and ECCO Ware LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint in which we denied the infringement allegations and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The Court consolidated for certain discovery and Markman hearing purposes our case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, which provides the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. The Court’s ruling supports our consistent position that eSpeed and ECCO’s products fall outside the scope of TT’s patents. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed and ECCO’s products. As a result, the remaining products at issue in the case were the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since around the end of 2004. TT moved for reconsideration of that summary judgment ruling which the court denied. The trial began on September 10, 2007 and ended on October 4, 2007. On October 10, 2007 a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded damages in the amount of $3.5 million. On January 3, 2008, the court granted eSpeed’s motion for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for new trial. On February 6, 2008, eSpeed’s remittitur motion was conditionally granted and on February 12, 2008, TT accepted the remittitur. Accordingly, the principal amount of the verdict has been reduced to $2,539,468. Additionally, TT’s motion for pre-judgment interest was granted and interest was set at the prime rate, compounded monthly. A hearing on inequitable conduct was held on April 3-4, 2008. On May 7, 2008, the court held that TT did not engage in inequitable conduct during the prosecution of the patents in suit. On May 23, 2008, the court granted TT’s motion for a permanent injunction, and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were taxed in the amount of $3,321,775.78 against eSpeed. eSpeed filed a motion to strike any objections to these costs, which has been stayed pending resolution of the appeals referred to below. Both parties have appealed to the United States Court of Appeals for the Federal Circuit which heard arguments in the case on August 4, 2009. If TT ultimately prevails in the litigation, we may be required to pay TT damages and/or certain costs and expenses, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. We are unable to estimate a possible loss or range of losses in connection with an appeal of this matter.

Since August, 2009, approximately 80 employees of subsidiaries of Tullett Prebon plc (“Tullett”) have signed contracts for future employment with affiliates of BGC and/or have started working for affiliates of BGC in the New York metropolitan area. Many of these individuals were employees at will of Tullett’s subsidiaries, although some of them had employment agreements with those subsidiaries. Certain of the employees with employment agreements commenced FINRA arbitrations against Tullett subsidiaries on the grounds that the Tullett subsidiaries breached those agreements and/or that certain restrictions in those agreements are unenforceable. In one of these arbitrations, certain employees of the Treasury Desk assert claims against Tullett Liberty Brokerage Inc. for, among other things, fraud, breach of contract, breach of the covenant of good faith and fair dealing, and declaratory judgment as a result of its repeated promising of, and failing to deliver, electronic support for their business (a development noted by certain stock analysts). In the other arbitration, certain employees who had sold their interest in Chapdelaine Corporate Brokers, Inc. to a Tullett subsidiary seek a determination that Tullett subsidiaries have fraudulently engaged in improper practices contrary to the sale agreement with the effect of depriving them of significant payments, as well as certain other matters.

On August 25, 2009, Tullett Liberty Securities LLC (“Tullett Liberty”) informed BGC that it had filed a claim with FINRA dispute resolution (the “FINRA Claim”) in New York, N.Y. against BGC Financial, L.P., an affiliate of BGC, one of BGC Financial, L.P.’s officers, and certain persons formerly or currently employed by Tullett subsidiaries. In its statement of claim, Tullett Liberty alleged that BGC Financial harmed Tullett Liberty’s inter-dealer brokerage business by hiring 11 employees and causing 41 employees to give notice of their intent to terminate their agreements with Tullett Liberty and that BGC Financial aided and abetted various alleged wrongs by the employees, engaged in unfair competition, misappropriated trade secrets and confidential information, tortiously interfered with contract and economic relationships, and violated FINRA Rules of Conduct. Tullett Liberty also alleged certain breaches of contract and duties of loyalty and fiduciary duties against the employees. BGC Financial has generally agreed to indemnify the employees. Tullett Liberty is claiming compensatory and exemplary damages against BGC Financial and the employees in the amount of approximately $500 million. Tullett Liberty also seeks costs and permanent injunctions against the defendants.

On October 22, 2009, Tullett filed a complaint in the United States District Court for the District of New Jersey against BGC captioned Tullett Prebon plc vs. BGC Partners, Inc. (the “New Jersey Complaint”). The New Jersey Complaint asserts claims relating to decisions made by approximately 81 brokers to terminate their employment with Tullett’s subsidiares and join BGC’s affiliates. In its complaint, Tullett makes a number of allegations against BGC related to raiding, unfair competition, New Jersey RICO, and other claims arising from the brokers’ current or prospective employment by BGC’s affiliates. Tullett is claiming compensatory damages against BGC in excess of $1 billion for various alleged injuries as well as exemplary damages. It also seeks costs and an injunction against additional hirings. The New Jersey Complaint incorporates the damages sought in the FINRA Claim, repeats many of the allegations raised in the FINRA Claim and also references matters that Tullett and/or its subsidiaries have filed outside of the United States, including one currently pending in the High Court in London and another action recently commenced by a Tullett affiliate against seven of our brokers in Hong Kong, on which we may have certain indemnity obligations. BGC and its affiliates intend to vigorously defend against both the FINRA Claim and the New Jersey Complaint, believe that they have substantial defenses to the claims asserted in those proceedings, believe that the damages and injunctive relief sought in those proceedings are unwarranted and unprecedented, and believe that Tullett and its subsidiaries are attempting to use the judicial and industry dispute resolution mechanisms in an effort to shift blame to BGC for their own failures. However, no assurance can be given as to whether Tullet or Tullett Liberty may actually succeed against either BGC or any of its affiliates.

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

Legal reserves are established in accordance with FASB guidance on Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which we transact, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2009, the Company was contingently liable for $53.3 million under these letters of credit.

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

Guarantees

The Company provides guarantees to securities clearing houses and exchanges which meet the definition of a guarantee under FASB interpretations. Under these standard securities clearing house and exchange membership agreements, members are required to guarantee, collectively, the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the clearing house or exchange, all other members would be required to meet the shortfall. In the opinion of management, the Company’s liability under these agreements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential of being required to make payments under these arrangements is remote. Accordingly, no contingent liability was recorded in the Company’s condensed consolidated statements of financial condition for these agreements.

Financing

At September 30, 2009, in connection with its financing activities, the Company had $51.5 million in repurchase agreement commitments.

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

Income taxes are accounted for using the asset and liability method, as per FASB guidance, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership’s income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ liability or benefit is not reflected in the Company’s condensed consolidated financial statements. The tax related assets, liabilities, provisions or benefits included in the Company’s condensed consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not those assets will not be realized. No deferred U.S. federal income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Effective January 1, 2007, the Company, adopted FASB guidance, Accounting For Uncertainty in Income Taxes. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2009, the Company had $4.5 million of unrecognized tax benefits all of which would affect the Company’s effective tax rate if recognized. During the three and nine months ended September 30, 2009, the Company did not have any material changes with respect to interest and penalties. The Company does not anticipate any significant change in the total amount of unrecognized benefits (excluding interest and penalties) over the next twelve months.

18. Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2009, the U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the FSA and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of September 30, 2009, the European subsidiaries had financial resources in excess their requirements.

Certain other subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2009, $308.3 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $206.7 million.

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

Geographic Information

The Company offers products and services in the North America, South America, Europe, Asia (including Australia) and the MEA region (defined as Middle East and Africa). Information regarding revenues for the three months and nine months ended September 30, 2009 and 2008, respectively, and information regarding long-lived assets (defined as forgivable loans, fixed assets, net of accumulated depreciation, investment, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in geographic areas as of September 30, 2009 and December 31, 2008, respectively, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
United Kingdom	$125,730	$140,521	$377,461	$435,051
United States	73,419	81,427	210,942	251,617
France	37,552	25,242	133,847	96,420
Asia	41,616	46,367	118,647	136,699
Other Europe/MEA	4,794	6,436	16,735	19,896
Other Americas	6,328	875	7,857	3,767

Total revenues	$289,439	$300,868	$865,489	$943,450

	As of September 30,	As of December 31,
	2009	2008
Long-lived assets:
United Kingdom	$129,886	$144,837
United States	134,137	126,392
France	12,512	14,874
Asia	43,326	25,928
Other Europe/MEA	2,273	3,274
Other Americas	19,132	558

Total long-lived assets	$341,266	$315,863

20. Subsequent Events

The Company has evaluated subsequent events through November 4, 2009, the date on which these interim financial statements are being issued.

Third Quarter Dividend

On November 2, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share payable on December 1, 2009 to Class A and Class B common stockholders of record as of November 16, 2009.

Stock Issuance

On November 3, 2009, the Company issued an aggregate of 356,602 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partner units issued by the Company to such founding partners on April 1, 2008. All of these shares are eligible for sale beginning on November 4, 2009 when the Company’s restrictions on employee stock transactions are lifted. This issuance did not change the amount of fully diluted shares outstanding.

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

•	the ability to hire new personnel;

•	the ability to expand the use of technology for our hybrid platform, including hybrid and fully electronic trading;

•	effectively managing any growth that may be achieved;

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

•	the risks and other factors described herein under the heading “Item 1A—Risk Factors” as set forth in this and other reports on Form 10-Q and in our Annual Report on Form 10-K.

The foregoing risks and uncertainties, as well as those risks discussed under the heading “Item 3—Quantitative and Qualitative Disclosures About Risk” and elsewhere in the Company’s Form 10-Q, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the SEC, and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2009 and 2008. This discussion is provided to increase the understanding of, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Report.

Overview

BGC Partners is a leading global financial intermediary to the financial markets specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. Through its eSpeed and BGCantor Market Data brands, BGC Partners also offers financial technology solutions and market data and analytics related to select financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either OTC or through an exchange. BGC Partners has offices in New York and London, as well as in Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Sao Paulo, Seoul, Singapore, Sydney, Tokyo and Toronto.

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

Financial Highlights

Revenue Growth

Total revenues were $289.4 million and $300.9 million for the three months ended September 30, 2009, and 2008 respectively, representing a 3.8% decrease. Total revenues were $865.5 million and $943.5 million for the nine months ended September 30, 2009, and 2008 respectively, representing a 8.3% decrease. The Company’s revenues for the third quarter would have been approximately $5.4 million higher if not for the increase in the value of the US dollar relative to other major currencies year-on-year. The main factors contributing to the decline were:

•	an increase in the value of the U.S. dollar relative to other major currencies;

•	reduced volumes across global interest rate and foreign exchange option markets;

•	a decrease in the number of fixed-fee eSpeed fully electronic U.S. Treasury customers due to some industry consolidation; and

These declines were offset by:

•	expansion across both product lines and geography;

•	an increase in brokerage personnel year-over-year from 1,262 to 1,423;

•	higher Credit revenue related to BGC’s strength in cash bonds; and

•	wider spreads across most asset classes.

These variances are discussed in more detail under the discussion of “Results of Operations”.

Results of Operations

The following table sets forth BGC’s Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30, (unaudited)				Nine Months Ended September 30, (unaudited)
	2009		2008		2009		2008
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$175,219	60.5%	$225,482	74.9%	$511,804	59.1%	$692,054	73.4%
Principal transactions	90,608	31.3	48,832	16.2	288,307	33.3	166,790	17.7

Total brokerage revenues	265,827	91.8	274,314	91.1	800,111	92.4	858,844	91.1
Fees from related parties	14,945	5.2	19,409	6.5	43,101	5.0	58,921	6.2
Market data	4,824	1.7	4,842	1.6	13,688	1.6	15,487	1.6
Software solutions	1,759	0.6	2,109	0.7	6,027	0.7	5,646	0.6
Interest income	2,189	0.8	1,019	0.3	4,203	0.5	8,803	0.9
Other revenues	1,642	0.5	1,085	0.4	4,101	0.5	731	0.1
Losses on equity investments	(1,747)	(0.6)	(1,910)	(0.6)	(5,742)	(0.7)	(4,982)	(0.5)

Total revenues	289,439	100.0	300,868	100.0	865,489	100.0	943,450	100.0
Expenses:
Compensation and employee benefits	181,479	62.7	177,739	59.1	537,907	62.2	629,205	66.7
Allocation of income to founding/working partner units	1,065	0.4	3,716	1.2	9,417	1.1	10,849	1.1
Allocation of income to REUs	662	0.2	299	0.1	3,579	0.4	551	0.1

Total compensation and employee benefits	183,206	63.3	181,754	60.4	550,903	63.7	640,605	67.9
Occupancy and equipment	27,653	9.6	25,686	8.5	80,999	9.3	85,183	9.0
Fees to related parties	3,208	1.1	2,883	1.0	10,472	1.2	12,563	1.3
Professional and consulting fees	6,852	2.4	15,460	5.1	21,641	2.5	42,809	4.5
Communications	16,880	5.8	17,459	5.8	47,850	5.5	51,220	5.4
Selling and promotion	14,432	5.0	16,262	5.4	42,187	4.9	46,567	4.9
Commissions and floor brokerage	4,084	1.4	3,418	1.1	11,834	1.4	13,316	1.5
Interest expense	2,476	0.9	2,217	0.8	7,385	0.9	13,508	1.5
Other expenses	22,593	7.7	17,603	5.9	41,213	4.7	27,229	2.9

Total expenses	281,384	97.2	282,742	94.0	814,484	94.1	933,000	98.9

Income from continuing operations before income taxes and noncontrolling interest in subsidiaries	8,055	2.7	18,126	6.0	51,005	5.9	10,450	1.1
Provision for income taxes	3,310	1.1	4,762	1.6	17,285	2.0	21,555	2.3

Consolidated net income (loss)	4,745	1.6	13,364	4.4	33,720	3.9	(11,105)	(1.2)
Less: Net income attributable to noncontrolling interest in subsidiaries	2,570	0. 9	6,511	2.2	15,397	1.8	18,591	2.0

Net income (loss) available to common stockholders	$2,175	0.7%	$6,853	2.2%	$18,323	2.1%	$(29,696)	(3.2)%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $8.5 million, or 3.1%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Commission revenues decreased by $50.3 million, or 22.3%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Principal transactions revenues increased by $41.8 million, or 85.6%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

The decrease in rates revenues of $4.2 million was primarily driven by a reduction in industry-wide market turnover in interest rate products. During the third quarter of 2009, volumes for CME U.S. Treasury futures, CME Eurodollar contracts, ICAP Electronic US Treasuries, and trading by U.S. Federal Reserve primary dealers were down 31.8%, 22.2%, 25.6%, and 21.6%, respectively, when compared to the third quarter of 2008. In addition, there has been some consolidation among major customers, including fixed-fee fully electronic U.S. Treasury customers.

The increase in credit brokerage revenues of $11.0 million was driven primarily by continued expansion of our core credit business across all geographies, as well as our historical strength in broking cash bonds.

Foreign exchange revenues declined by $14.7 million. This was primarily due to reduced industry-wide foreign exchange option turnover.

Revenues from other asset classes fell by $0.5 million due to the global slowdown in equity markets offset by our continued growth in equity products across all geographies.

Fees from Related Parties

Fees from related parties decreased by $4.5 million, or 23.0%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was primarily due to lower fees charged to Cantor for certain administrative and other support services in the third quarter of 2009 as a result of lower costs incurred by us to provide those services, primarily driven by reductions in temporary staff and consulting costs.

Market Data

There was no significant change in market data revenues for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The slight decrease was primarily due to a decline in existing customer usage, consolidation among clients, and was partially offset by higher audit revenues and additional business from new clients.

Software Solutions

Software solutions revenues decreased by $0.4 million, or 16.6%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was primarily due to a decline in futures proprietary software sales partially offset by an increase in license fees and disaster recovery services fees.

Interest Income

Interest income increased by $1.2 million, or 114.8%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was primarily due to interest received on a non-recurring value added tax reclaim that we received in the three months ended September 30, 2009.

Other Revenues

Other revenues increased by $0.6 million, or 51.3%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was driven by legal settlements received by us from our competitors for the three months ended September 30, 2009.

Losses on Equity Investments

Losses on equity investments decreased by $0.2 million, or 8.5%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was primarily driven by a reduction in our share of losses in our non-consolidated investments in Aqua and ELX.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $3.7 million, or 2.1%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was primarily due to the Company replacing outside vendors and consultants with full-time employees, which also contributed to quarter over quarter reduction in professional and consulting fees and lower overall expenses.

Allocation of Income to Founding/Working Partner Units

Allocation of income to founding/working partner units decreased by $2.7 million, or 71.3%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was attributable to a reduction in net income allocable to fully diluted shares as well as to a reduction in Founding/Working Partner pro rata economic ownership in 2009.

Allocation of Income to REUs

Allocation of income to REUs increased by $0.4 million, or 121.4%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was attributable to an increase in REUs pro rata economic ownership in 2009 partially offset by a reduction in net income allocable to fully diluted shares. The increase in REU pro rata ownership was due to the impact of the issuance of approximately 24 million REUs over the 18-month period since the merger.

Occupancy and Equipment

Occupancy and equipment expense increased by $2.0 million, or 7.7%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was primarily due to increased purchases of non-capitalized office equipment and an increase in the cost of hardware and software maintenance contracts in the three months ended September 30, 2009.

Fees to Related Parties

Fees to related parties increased by $0.3 million, or 11.3%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was primarily due to higher cost allocations from Cantor to us in the three months ended September 30, 2009.

Professional and Consulting Fees

Professional and consulting fees decreased by $8.6 million, or 55.7%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was primarily due to a reduction in consulting and temporary staff for the three months ended September 30, 2009 as the Company replaced outside vendors and consultants with full-time employees.

Communications

Communications expense decreased by $0.6 million, or 3.3%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was primarily the result of centralizing global communication management and eliminating excess capacity in our networks. As a percentage of total revenues, communications remained relatively unchanged at approximately 5.8% across the two periods.

Selling and Promotion

Selling and promotion expense decreased by $1.8 million, or 11.3%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. As a percentage of total revenues, the ratio decreased by 0.4% to 5.0% for the three months ended September 30, 2009, from 5.4% for the three months ended September 30, 2008. The decrease was primarily the result of lower travel and entertainment expenses incurred in the three months ended September 30, 2009 as a part of our cost reduction initiatives.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $0.7 million, or 19.5% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was primarily due to an increase in principal transaction revenues during the three months ended September 30, 2008.

Interest Expense

Interest expense increased by $0.3 million, or 11.7%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was primarily driven by certain non-recurring benefits recognized in the three months ended September 30, 2008.

Other Expenses

Other expenses increased by $5.0 million, or 28.3%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was primarily due to a $4.3 million increase in charitable contributions relating to our annual Charity Day, and a one- time expense in the amount $3.5 million relating to the Company assuming the liability of a September 11, 2001 worker’s compensation policy during the three months ended September 30, 2009. In addition, we incurred higher litigation costs during the three months ended September 30, 2009. These increases were partially offset by an asset write-off charge in connection with us vacating certain offices in Paris that were recognized in the third quarter of 2008, and the impact of lower foreign currency revaluation expense in the three months ended September 30, 2009.

Noncontrolling Interest in Subsidiaries

Noncontrolling interest in subsidiaries decreased by $3.9 million, or 60.5%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was due to a decrease of $3.7 million in income attributable to Cantor’s interest in BGC Holdings as well as a $0.2 million decrease in the income attributable to Cantor’s interest in Tower Bridge.

The decrease attributable to Cantor’s interest in BGC Holdings was due to a reduction in net income allocable to fully diluted shares as well as to a reduction in Cantor’s pro rata economic ownership in 2009.

Provision for Income Taxes

Provision for income taxes decreased by $1.5 million, or 30.5%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Income taxes decreased due to the reduction in taxable income in the three months ended September 30, 2009. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $58.7 million, or 6.8%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Commission revenues decreased by $180.3 million, or 26.0%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Principal transactions revenues increased by $121.5 million, or 72.9%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

The decrease in rates revenues of $49.4 million was primarily driven by a reduction in industry-wide market turnover in interest rate products. During the 9 months ended September 30, 2009, volumes for CME U.S. Treasury futures, CME Eurodollar contracts, ICAP Electronic US Treasuries, and trading by U.S. Federal Reserve primary dealers were down 43.8%, 35.2%, 37.5%, and 31.7%, respectively, when compared to the 9 months ended September 30, 2008. In addition, there has been some consolidation amongst major customers, including fixed-fee fully electronic U.S. Treasury customers.

The increase in credit brokerage revenues of $36.8 million was driven primarily by continued expansion of our core credit business across all geographies, as well as our historical strength in broking cash bonds.

Foreign exchange revenues declined by $42.9 million. This was primarily due to reduced industry-wide foreign exchange option turnover.

Revenues from other asset classes fell by $3.2 million due to the global slowdown in equity markets offset by our continued growth in equity products across all geographies.

Fees from Related Parties

Fees from related parties decreased by $15.8 million, or 26.8%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease was primarily due to lower fees charged to Cantor for certain administrative and other support services in the first nine months of 2009 as a result of lower costs incurred by us to provide those services, primarily related to reductions in temporary staff and consulting costs.

Market Data

Market data revenues decreased by $1.8 million, or 11.6%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease was primarily due to a decline in existing customer usage, consolidation among clients, the expiration of certain contracts, lower audit revenues, partially offset by additional business from new clients.

Software Solutions

Software solutions revenues increased by $0.4 million, or 6.7%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The increase was primarily due to an increase in license fees and disaster recovery services fees, partially offset by a decrease in futures proprietary software sales.

Interest Income

Interest income decreased by $4.6 million, or 52.3%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease was primarily due to the repayment of intercompany loans by Cantor to us as part of our separation from Cantor in 2008, as well as lower yields on investments of our excess cash in both money markets and reverse repurchase agreements during nine months ended September 30, 2009.

Other Revenues

Other revenues increased by $3.4 million, or 461.0%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The increase was primarily driven by legal settlements received by us from our competitors during the nine months ended September 30, 2009.

Losses on Equity Investments

Losses on equity investments increased by $0.8 million, or 15.3%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The increase was primarily driven by our share of losses in non-consolidated investments in Aqua and ELX.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $91.3 million, or 14.5%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease was primarily due to non-cash compensation charges of $84.1 million, in the first quarter of 2008, specifically $47.3 million of which was in relation to the redemption of partnership units held by certain executive officers to settle outstanding loan obligations and $36.8 million of which was in relation to the activation of exchangeability of founding partner interests held by certain executives, as part of the separation, which did not recur in 2009. In addition, a decrease in revenues contributed to lower compensation expense for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

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

Allocation of Income to Founding/Working Partner Units

Allocation of income to founding/working partner units decreased by $1.4 million, or 13.2%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease was attributable to a reduction in Founding/Working Partner pro rata economic ownership in 2009.

Allocation of Income to REUs

Allocation of income to REUs increased by $3.0 million, or 549.5%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The increase was attributable to an increase in REUs pro rata economic ownership in 2009. The increase in REU pro rata ownership was due to the impact of the issuance of approximately 24 million REUs over the
18-month period since the merger.

Occupancy and Equipment

Occupancy and equipment expense decreased by $4.2 million, or 4.9%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease was primarily due to lower rent expense recognized in our foreign locations primarily resulting from the consolidation of offices and a stronger U.S. dollar during the nine months ended September 30, 2009. Other factors contributing to the decrease were lower depreciation expense due to the retirement of certain assets which occurred at the end of 2008 and a reduction in the purchases of non-capitalized hardware and equipment for the nine months ended September 30, 2009.

Fees to Related Parties

Fees to related parties decreased by $2.1 million, or 16.6%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease was primarily due to an agreement we entered into in conjunction with the merger, whereby we leased certain administrative and other support employees, who provide services to us, from Cantor. As a result of this agreement, the compensation costs related to these employees, which had been recorded as part of “Fees to related parties” prior to the merger, is now recorded as part of “Compensation and employee benefits”. In addition, there were lower back office costs in Cantor resulting in lower cost allocations to us in the nine months ended September 30, 2009

Professional and Consulting Fees

Professional and consulting fees decreased by $21.2 million, or 49.4%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. During the nine months ended September 30, 2008, we incurred higher legal, audit and consulting fees related to the merger, and higher consulting fees related to the upgrade of our regulatory reporting infrastructure to comply with FSA requirements. In addition, during the nine months ended September 30, 2009, there was a reduction in temporary staff as a result of replacing outside vendors and consultants with full-time employees.

Communications

Communications expense decreased by $3.4 million, or 6.6%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. As a percentage of total revenues, communications remained relatively unchanged at approximately 5.5% across the two periods. The decrease was primarily the result of centralizing global communications management and eliminating idle and abundant capacity in our networks.

Selling and Promotion

Selling and promotion expense decreased by $4.4 million, or 9.4%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. As a percentage of total revenues, selling and promotion expense remained relatively unchanged at approximately 5% across the two periods. The decrease was primarily the result of lower travel and entertainment expenses incurred in the nine months ended September 30, 2009 as a part of our cost reduction initiatives.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $1.5 million, or 11.1% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to the recognition of a non-recurring expense recognized in the nine months ended September 30, 2008.

Interest Expense

Interest expense decreased by $6.1 million, or 45.3%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease was primarily due to the debt restructuring as part of our separation from Cantor in 2008, which included the repayment of intercompany loans and the issuance of new senior notes at more favorable interest rates. In addition, a more favorable interest rate environment during 2009 also contributed to this decrease.

Other Expenses

Other expenses increased by $14.0 million, or 51.4%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The increase was primarily due to a $4.3 million increase in charitable contributions, primarily relating to our annual Charity Day, and a one time expense in the amount $3.5 million relating to the Company assuming the liability of a September 11, 2001 workers’ compensation policy during the nine months ended September 30, 2009. In addition, we incurred increased litigation costs in the nine months ended September 30, 2009. These increases were partially offset by an asset write-off charge in connection with us vacating certain offices in Paris that were recognized in the nine months ended September 30, 2008.

Noncontrolling Interest in Subsidiaries

Noncontrolling interest in subsidiaries decreased by $3.2 million, or 17.2%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 and was due to an decrease of $2.3 million in income attributable to Cantor’s interest in BGC Holdings as well as a $0.9 million decrease in the income attributable to Cantor’s interest in Tower Bridge.

The decrease attributable to Cantor’s interest in BGC Holdings was due to a reduction in Cantor’s pro rata economic ownership in 2009.

Provision for Income Taxes

Provision for income taxes decreased by $4.3 million, or 19.8%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Income taxes decreased due the reduction in taxable income in the nine months ended September 30, 2009. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Quarterly Results of Operations

The following table (unaudited) sets forth, our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
	(in thousands)
Revenues:
Commissions	$175,219	$164,305	$172,280	$179,144	$225,482	$212,541	$254,031	$217,908
Principal transactions	90,608	106,438	91,261	80,614	48,832	66,062	51,896	23,370
Fees from related parties	14,945	13,232	14,924	17,205	19,409	18,599	20,913	21,167
Market data	4,824	4,402	4,462	3,917	4,842	5,101	5,544	4,741
Software solutions	1,759	2,770	1,498	2,134	2,109	1,454	2,083	1,926
Interest income	2,189	702	1,312	3,010	1,019	3,931	3,853	3,083
Other revenues	1,642	2,139	320	1,545	1,085	(940)	586	36
Losses on equity investments	(1,747)	(1,852)	(2,143)	(2,087)	(1,910)	(1,276)	(1,796)	(408)

Total revenues	289,439	292,136	283,914	285,482	300,868	305,472	337,110	271,823
Expenses:
Compensation and employee benefits	181,479	180,591	175,837	190,208	177,739	176,921	274,545	162,595
Allocation of income to founding/working partner units	1,065	4,125	4,227	—	3,716	7,133	—	—
Allocation of income to REUs	662	2,065	852	—	299	252	—	—

Total compensation and employee benefits	183,206	186,781	180,916	190,208	181,754	184,306	274,545	162,595
Occupancy and equipment	27,653	27,522	25,824	26,723	25,686	28,775	30,722	27,696
Fees to related parties	3,208	2,929	4,335	2,731	2,883	3,140	6,540	10,778
Professional and consulting fees	6,852	7,305	7,484	9,207	15,460	11,803	15,546	22,820
Communications	16,880	15,646	15,324	15,696	17,459	17,041	16,720	15,972
Selling and promotion	14,432	12,751	15,004	15,520	16,262	15,070	15,235	15,183
Commissions and floor brokerage	4,084	4,075	3,675	11,284	3,418	6,185	3,713	290
Interest expense	2,476	2,512	2,397	5,442	2,217	3,628	7,663	11,730
Other expenses	22,593	10,990	7,630	9,347	17,603	3,391	6,235	9,204

Total expenses	281,384	270,511	262,589	286,158	282,742	273,339	376,919	276,268
Income (loss) from continuing operations before income taxes and noncontrolling interest in subsidiaries	8,055	21,625	21,325	(676)	18,126	32,133	(39,809)	(4,445)
Provision (benefit) for income taxes	3,310	6,944	7,031	(1,440)	4,762	8,723	8,070	5,786

Consolidated net income (loss)	4,745	14,681	14,294	764	13,364	23,410	(47,879)	(10,231)

Less: Net income attributable to noncontrolling interest in subsidiaries	2,570	6,613	6,214	777	6,511	11,426	654	928

Net income (loss) available to common stockholders	$2,175	$8,068	$8,080	$(13)	$6,853	$11,984	$(48,533)	$(11,159)

The table below (unaudited) detail our brokerage revenues by product category (in thousands):

	For the three months ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Brokerage revenue by product (actual results):
Rates	$137,948	$126,767	$123,556	$116,392	$142,162	$143,100	$152,450	$117,844
Credit	78,893	90,768	91,334	83,258	67,923	69,114	87,193	63,439
Foreign exchange	23,724	20,963	22,349	30,910	38,434	34,048	37,466	34,417
Other asset classes	25,262	32,245	26,302	29,198	25,795	32,341	28,818	25,578

Total brokerage revenues	$265,827	$270,743	$263,541	$259,758	$274,314	$278,603	$305,927	$241,278

Brokerage revenue by product (percentage):
Rates	51.9%	46.8%	46.9%	44.8%	51.8%	51.4%	49.8%	48.8%
Credit	29.7	33.5	34.6	32.0	24.8	24.8	28.5	26.3
Foreign exchange	8.9	7.8	8.5	12.0	14.0	12.2	12.2	14.3
Other asset classes	9.5	11.9	10.0	11.2	9.4	11.6	9.5	10.6

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$245,179	$252,918	$248,413	$244,298	$255,143	$262,195	$289,862	$217,839
Fully electronic	20,648	17,825	15,128	15,460	19,171	16,408	16,065	23,439

Total brokerage revenues	$265,827	$270,743	$263,541	$259,758	$274,314	$278,603	$305,927	$241,278

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	92.2%	93.4%	94.3%	94.0%	93.0%	94.1%	94.7%	90.3%
Fully electronic	7.8	6.6	5.7	6.0	7.0	5.9	5.3	9.7

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized receivables and less liquid assets needed to support our business. Longer term funding (equity and long term debt) is held to support the less liquid assets. Total assets at September 30, 2009 were $1.56 billion, an increase of 47% as compared to December 31, 2008. The growth in total assets was driven primarily by increases in cash, and receivables from brokers, dealers and clearing organizations. We maintain a comparatively large portion of our assets in cash, with cash and cash equivalents at September 30, 2009 at $423 million.

Funding

Our funding base consists of longer term capital (equity, notes payable and collateralized borrowings) and shorter-term liabilities/accruals that are a natural outgrowth of specific assets and /or the business model, such as matched fails and accrued commission compensation. We have limited need for and use of short-term unsecured funding. Contingent liquidity needs are largely limited to unsecured letters of credit used to meet clearinghouse/exchange margins. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances substantially exceed the sum of upcoming debt maturities plus unsecured letters of credit. We are currently evaluating our options with respect to the $150 million of notes payable that mature on April 1, 2010. These options included, but are not limited to, repayment at maturity with existing cash resources, raising external debt capital to refinance some or all of the maturing notes, entering into an arms’ length borrowing arrangement with Cantor or another party to pay off some or all of the maturing notes, and/or various combinations of the above.

Beyond the note maturity and evaluation of related financing options, we anticipate that our existing cash resources and prospective cash generation will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of relatively more capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support operations;

•	support continued growth in our business;

•	effect acquisitions;

•	develop new or enhanced services and markets;

•	respond to competitive pressures; and

•	clear our securities transactions.

We cannot guarantee that we will be able to obtain additional financing when needed on terms that are acceptable to us, if at all.

Credit Ratings

Subsequent to the end of the third quarter, we obtained public long-term debt ratings. Our long-term debt ratings and outlook are as follows:

	Long-Term Rating	Outlook
Moody’s Investor Service	Ba1	Stable

Standard & Poor’s	BBB-	Stable

Fitch Rating’s Inc.	BBB	Stable

Cash Flows

Net cash provided by operating activities was $149.1 million for the nine months ended September 30, 2009, compared to net cash provided by operating activities of $81.7 million for the nine months ended September 30, 2008, an increase of $67.4 million.

This increase was primarily due to increased consolidated net income of $44.8 million, a decrease in non-cash adjustments to net income of $79.1 million, which was primarily attributable to a one-time non-cash compensation charge in the amount of $84.1 million in the nine months ending September 30, 2008, and an increase in cash provided from changes in operating assets and liabilities in the amount of $101.7. The latter increase resulted primarily from an increase in cash provided from changes in receivables and payables to and from brokers, dealers, clearing organizations and related broker-dealers. In the nine months ended September 30, 2008, there was a reduction in cash provided, primarily due to us exiting the proprietary FX trading business in 2007, which provided sources of liquidity not available to us in 2008. Additionally, in the nine months ended September 30, 2009, our cash position improved as a result of a reduction in net receivables from clearing organizations.

Net cash provided by investing activities was $105.2 million for the nine months ended September 30, 2009, compared to net cash used in investing activities of $53.1 million for the nine months ended September 30, 2008, an increase of $158.3 million. This increase was primarily due a reduction in the amount of investing / loan activity with Cantor. In addition, we had reduced purchases of fixed assets in the nine months ended September 30, 2009. Additionally, we acquired Liquidez in the nine months ended September 30, 2009 for $5.1 million, net of cash acquired, and we acquired Radix in the nine months ended September 30, 2008 for $5.0 million.

Net cash used in financing activities was $37.0 million for the nine months ended September 30, 2009, compared to net used in financing activities of $153.8 million for the nine months ended September 30, 2008, an increase of $116.8 million. During the nine months ended September 30, 2008, the net cash used in financing activities was primarily comprised of activities related to the separation from Cantor that occurred on March 31, 2008, including the settlement of $196.8 million of long-term debt obligations to Cantor, capital contributions from Cantor of $130.0 million, and the assumption of $150.0 million of Cantor’s senior notes. Additionally we received $77.2 million in proceeds, net of underwriting fees, from a primary offering of Class A common stock. Additionally during the nine months ended September 30, 2008, we had repurchases of Class A Common Stock in the amount of $16.6 million, earnings distributions to founding/working partner units, REUs and Cantor of $20.8 million and paid dividends of $11.7 million. During the nine months ended September 30, 2009, the net cash used in financing activities was primarily comprised of repurchases of Class A Common Stock in the amount of $7.9 million, earnings distributions to founding/working partner units, REUs and Cantor of $30.5 million and paid dividends of $17.6 million. Additionally during the nine months ended September 30, 2009, we entered into a secured loan arrangement with General Electric Capital Corporation, under which we pledged certain fixed assets to General Electric Capital Corporation in exchange for a loan of $19.0 million.

Notes Payable and Collateralized Borrowings

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

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement with General Electric Capital Corporation, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment to General Electric Capital Corporation in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement is repayable in thirty six consecutive monthly installments at a fixed rate of 8.09% per annum.

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

We intend to continue this relationship with Cantor. Accordingly, we expect that Cantor will continue to post clearing capital on our behalf and we will post clearing capital with Cantor as requested under the clearing capital agreement. In the absence of such an arrangement, we may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of our transactions. The increased capital requirements required in connection with the clearing of our securities transactions could have a material adverse impact on our ability to make distributions, repurchase our stock or affect strategic acquisitions or other opportunities. However, we believe that the agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude us from meeting our cash needs in the near term.

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

As of September 30, 2009, $308.3 million of net assets were held by regulated subsidiaries. As of September 30, 2009, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $206.7 million.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $100.0 million of outstanding Class A common stock.

Stock repurchase activity for the nine months ended September 30, 2009 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2009 – March 31, 2009	3,537,258	$1.89	3,537,258	$33,629,570
April 1, 2009 – April 30, 2009	486,701	$2.50	486,701	$32,412,817
May 1, 2009 – May 31, 2009	—	$—	—	$32,412,817
June 1, 2009 – June 30, 2009	—	$—	—	$32,412,817
July 1, 2009 – September 30, 2009	—	$—	—	$32,412,817

During the nine months ended September 30, 2009, the Company repurchased 4,023,959 shares of its Class A common stock. These repurchases included 2,600,000 shares repurchased from The Cantor Fitzgerald Relief Fund at a price of $1.99 per share, for an aggregate purchase price of approximately $5.2 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2008 Charity Day.

During the nine months ended September 30, 2008, the Company did not repurchase any shares of its Class A common stock.

At September 30, 2009, the Company had approximately $32.4 million remaining from its $100 million buyback authorization and from time to time, the Company may actively continue to repurchase shares.

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

On April 21, 2009, the Company issued an aggregate of 491,701 share of its Class A common stock upon exchange of founding partner units issued in connection with the separation and merger. The Company subsequently repurchased 486,701 of these shares of its Class A common stock for an aggregate purchase price of approximately $1.2 million.

On May 7, 2009, the Company issued an aggregate of 1,793,946 shares of Class A common stock of the Company to founding partners of BGC Holdings upon exchange of exchangeable founding partner units issued by the Company to such founding partners on April 1, 2008. This issuance did not change the amount of fully diluted shares outstanding.

On September 24, 2009, the Company issued an aggregate of 1,396,516 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of exchangeable founding partner units issued by the Company to such founding partners on April 1, 2008. On November 3, 2009, the Company issued an aggregate of 356,602 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of exchangeable founding partner units issued by the Company to such founding partners on April 1, 2008. All of these shares are eligible for sale beginning on November 4, 2009 when the Company’s restrictions on employee stock transactions are lifted. This issuance did not change the amount of fully diluted shares outstanding.

As previously reported, in connection with the exchange of the 1,793,946 and 1,396,516 exchangeable founding partner units, on May 7, 2009 and September 24, 2009, respectively, the Company lifted the contractual restrictions on resale of the shares of Class A common stock of the Company issuable upon such exchange. The Company had $32.4 million remaining on its authorized share repurchase program on September 30, 2009 and may actively purchase its shares in the market or in private transactions, including from partners of BGC Holdings, Cantor, and/or their affiliates from time to time.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	3Q 2009	2Q 2009	1Q 2009	4Q 2008	3Q 2008	2Q 2008	1Q 2008
Notional Volume (in billions)
Fully Electronic Rates (1)	$9,703	$9,552	$7,757	$6,367	$12,266	$13,021	$14,447
Fully Electronic Credit & FX (2)	715	232	148	81	146	77	113

Total Fully Electronic Volume	10,418	9,784	7,906	6,448	12,412	13,097	14,560

Total Hybrid Volume (3)	19,746	18,637	19,914	18,724	22,506	21,966	21,983

Total Hybrid & Fully Electronic Volume	$30,163	$28,421	$27,820	$25,172	$34,918	$35,063	$36,543

Transaction Count
Fully Electronic Rates (1)	3,513,496	3,505,517	2,748,083	2,611,456	4,091,160	3,840,747	4,079,426
Fully Electronic Credit & FX (2)	305,991	119,990	76,790	8,922	24,608	20,483	34,509

Total Fully Electronic Transactions	3,819,487	3,625,507	2,824,873	2,620,378	4,115,768	3,861,230	4,113,935

Total Hybrid Transactions	351,530	337,381	300,604	258,528	320,068	340,994	367,808

Total Transactions	4,171,017	3,962,888	3,125,477	2,878,906	4,435,836	4,202,224	4,481,743

Trading Days	64	63	61	62	64	64	61

(1)	Defined as U.S. Treasuries, Canadian Sovereigns, European Government Bonds, Repos, Interest Rate Swaps, and Futures. CBOT Futures volume calculated based on per contract notional value of $200,000

(2)	Defined as Foreign Exchange Options, Credit Default Swaps, Electronic Give-Up Straights, and Foreign Exchange Spot

(3)	Defined as volume from Hybrid transactions conducted by BGC brokers using the eSpeed system, exclusive of voice-only transactions.

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

Quarterly Market Activity

Fully electronic volume on the eSpeed system, excluding new products, was $27.0 trillion for the nine months ended September 30, 2009, down 32.0% from $39.7 trillion for the nine months ended September 30, 2008. Fully electronic volume on the eSpeed system, including new products, was $28.1 trillion for the nine months ended September 30, 2009, down 29.9% from $40.1 trillion for the nine months ended September 30, 2008. Our hybrid volume in the nine months ended September 30, 2009 was $58.3 trillion, a decrease of 12.3% from $66.5 trillion in the nine months ended September 30, 2008.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at September 30, 2009 (in thousands, unaudited):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$179,439	$22,585	$38,202	$35,557	$83,095
Notes payable and collateralized obligations (2)	169,000	155,326	13,674	—	—
Interest on notes payable (2)	6,356	5,125	1,231	—	—
Debt arrangement fee on notes payable (3)	1,733	1,733	—	—	—

Total contractual obligations	$356,528	$184,769	$53,107	$35,557	$83,095

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space.

(2)	Notes Payable and collateralized obligations reflects the issuance of $150.0 million of Senior Notes in connection with our separation from Cantor and $19.0 million of a secured loan arrangement with General Electric Capital Corporation.
See Note 14, Notes Payable and Commitments, in BGC Partners’ Inc.’s condensed consolidated financial statements as of September 30, 2009 and 2008 for more information regarding these obligations, including timing of payments and compliance with debt covenants.

(3)	See Note 10, Related Party Transactions, in BGC Partners’ Inc.’s condensed consolidated financial statements as of September 30, 2009 and 2008 for more information regarding this debt arrangement fee payable to Cantor.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Pronouncements:

In December 2007, the FASB issued guidance on Noncontrolling Interest in Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest of the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company adopted the provisions of this FASB guidance when it became effective on January 1, 2009.

In March 2008, the FASB issued guidance, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under separate FASB guidance on the Accounting for Derivative Instruments and Hedging Activities and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The new disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

In April 2008, the FASB issued guidance on Determining the Useful Life of Intangible Assets, which amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. This guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2008, the FASB issued guidance on Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB guidance on Earnings per Share which requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. This FASB guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial condition, results of operations, cash flows or earnings per share.

In June 2008, the EITF reached consensus on Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which provides guidance about whether an instrument should be classified as equity and not marked to market for accounting purposes. This guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued guidance on Business Combinations which retains the fundamental requirements in that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This guidance amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and non-contractual contingencies. This FASB guidance also amends the recognition criteria for contingent consideration. The Company adopted this FASB guidance when it became effective on January 1, 2009.

In May 2009, the FASB issued guidance on Subsequent Events which establishes general standards for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This FASB guidance sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements and 3) The disclosures that an entity should make about events that occurred after the balance sheet date. This FASB guidance is effective for interim and annual financial periods ending after June 15, 2009. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows. See Note 20, Subsequent Events, for the required disclosures.

In June 2009, the FASB issued guidance on their Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This FASB guidance establishes their Accounting Standards Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

New Accounting Pronouncements:

In June 2009, the FASB issued an amendment to its guidance on Accounting for Transfers of Financial Assets. The key amendments are the removal of the concept of a qualifying special-purpose entity (QSPE) from FASB guidance on, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and the elimination of the exception for QSPEs from the consolidation guidance of Variable Interest Entities. This FASB guidance also clarifies the unit of account eligible for sale accounting and requires that a transferor recognize and initially measure at fair value, all financial assets obtained and liabilities incurred as a result of a transfer of an entire financial asset (or group of entire financial assets) accounted for as a sale. In addition, this guidance requires enhanced disclosures to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This FASB guidance is effective as of January 1, 2010 for calendar year reporting entities. Early adoption is not permitted. The Company does not expect the adoption of this FASB guidance to have a material effect on its consolidated financial statements.

In June 2009 the FASB issued guidance that addresses the effects of eliminating the QSPE concept from existing accounting guidance and clarifies and amends certain key provisions, including the transparency of an enterprise’s involvement with variable interest entities (VIEs). The key changes resulting from this new FASB guidance are the requirement of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, the requirement of continuous assessments as to whether an enterprise is the primary beneficiary of a VIE, amendments to certain existing guidance related to the determination as to which entities are deemed VIEs, and the amendment of existing consideration of related party relationships in the determination of the primary beneficiary of a VIE. This FASB guidance also requires enhanced disclosures to provide more transparent information regarding an enterprise’s involvement with a VIE. This FASB guidance is effective as of January 1, 2010 for calendar year reporting entities and early adoption is not permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

Credit Risk

Credit risk arises from potential non-performance by counterparties and customers. BGC Partners has established policies and procedures to manage its exposure to credit risk. BGC Partners maintains a thorough credit approval process to limit exposure to counterparty risk and employ stringent monitoring to control the counterparty risk from its matched principal and agency businesses. BGC Partners’ account opening and counterparty approval process includes verification of key customer identification, anti-money laundering verification checks and a credit review of financial and operating data. The credit review process includes establishing an internal credit rating and any other information deemed necessary to make an informed credit decision, including correspondence, due diligence calls and a visit to the entity’s premises, as necessary.

Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. On-going credit monitoring procedures include reviewing periodic financial statements and publicly available information on the client, collecting data from credit rating agencies, where available, to assess the on-going financial condition of the client. For transactions conducted through the eSpeed electronic trading platform, BGC Partners has developed and utilizes an electronic credit monitoring system which measures and controls credit usage on a real time basis, including the ability to prohibit execution of trades that would exceed risk limits and permit only risk reducing trades.

Principal Transaction Risk

Through its subsidiaries, BGC Partners executes matched principal transactions in which it acts as a “middleman” by serving as counterparty to both a buyer and a seller in matching back-to-back trades. These transactions are then settled through a recognized settlement system or third-party clearing organization. Settlement typically occurs within one to three business days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. BGC Partners generally avoids settlement of principal transaction on a free-of-payment basis or by physical delivery of the underlying instrument. However, free-of-payment transactions may occur on a very limited basis.

The number of matched principal trades BGC Partners executes has continued to grow as compared to prior years. Receivables from brokers, dealers and clearing organizations and payables to brokers, dealers and clearing organizations on BGC Partners” condensed consolidated statements of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC Partners’ experience has been that substantially all of these transactions ultimately settle at the contracted amounts.

Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices or other factors will result in losses for a specified position. BGC Partners may allow certain of its desks to enter into unmatched principal transactions in the ordinary course of business and hold long and short inventory positions. These transactions are primarily for the purpose of facilitating clients’ execution needs, adding liquidity to a market or attracting additional order flow. As a result, BGC Partners may have market risk exposure on these transactions. BGC Partners’ exposure varies based on the size of its overall positions, the risk characteristics of the instruments held and the amount of time the positions are held before they are disposed of. BGC Partners has limited ability to track its exposure to market risk and unmatched positions on an intra-day basis; however, it attempts to mitigate its market risk on these positions by strict risk limits, extremely limited holding periods and hedging its exposure. These positions are intended to be held short term to facilitate customer transactions. However, due to a number of factors, including the nature of the position and access to the market on which it trades, BGC Partners may not be able to unwind the position and it may be forced to hold the position for a longer period than anticipated. All positions held longer than intra-day are marked to market.

Our risk management procedures and strict limits are designed to monitor and limit the risk of unintended loss and have been effective in the past. However, there is no assurance that these procedures and limits will be effective at limiting unanticipated losses in the future. Adverse movements in the securities positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on BGC Partners” consolidated financial condition and results of operations for any particular reporting period.

Operational Risk

Our businesses are highly dependent on our ability to process a large number of transactions across numerous and diverse markets in many currencies on a daily basis. If any of our data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

In addition, despite our contingency plans, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with whom we conduct business.

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

Interest Rate Risk

BGC Partners had $169.0 million in fixed-rate debt outstanding as of September 30, 2009. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

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

During the quarter ended September 30, 2009 the Company’s management implemented control enhancements to remediate a material weakness in internal controls that was identified in the quarter ended June 30, 2009, which related to four unauthorized trades and failure to submit confirmations in one of our foreign locations. These control enhancements included: improving management oversight controls to enable increased awareness of unauthorized or unmatched activity; increased controls around monitoring and recording of client instructions and settlements; enhanced procedures for pre-settlement matching of trades; automated trade confirmation processes; implementing a process to ensure that all trade date reconciliation procedures are being properly performed and reviewed; and improved management reporting regarding compliance and risk monitoring and P&L.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the third quarter of 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting, with the exception of the initiatives aimed at addressing the material weakness that was identified during the second quarter of 2009 for BGC Partners, Inc. and described above.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Legal Matters in Note 16 “Commitments, Contingencies and Guarantees” to the condensed consolidated financial statements included in Item 1 of this Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Other than as disclosed below, there have been no material changes in our risk factors from those disclosed in our 2008 annual report on Form 10-K and Item 1A of our quarterly report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

See “Risk Factors” in Part I, Item 1A of our 2008 annual report on Form 10-K and Part II, Item 1A of our quarterly report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Risks Related to Our Business

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

We have registered under the U.S. Securities Act of 1933, as amended, which we refer to as the “Securities Act,” 60,430,000 shares of common stock, which are reserved for issuance upon exercise of options, restricted stock and other incentive compensation granted under our Long-Term Incentive Plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. We may in the future register additional shares of common stock under the Securities Act that become reserved for issuance under our Long-Term Incentive Plan or other benefit plans. In addition, we have registered under the Securities Act 425,000 shares of common stock issuable under our stock purchase plan.

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

On October 1, 2009, the 18-month anniversary of the completion of the Merger, Cantor was required to distribute an aggregate of 6,999,532 shares of Class A Common Stock to retained partners, not including shares previously sold. In connection with the previous issuance of distribution rights shares and in connection with the 18-month anniversary, Cantor has offered to its partners the opportunity to elect to defer their receipt of the distribution right shares and receive a distribution equivalent rather than making an immediate issuance of such shares in the form of Class A Common Stock. Cantor partners who elect to defer their right to such shares are entitled to receive their shares of Class A Common Stock upon written notice to Cantor. Shares will be delivered on such subsequent dates as shall be determined by Cantor in its administrative discretion and Cantor shall have a right to defer such issuances for up to 3 months, although Cantor generally makes such issuances on a quarterly basis to its partners. Accordingly, of the 6,317,385 distribution rights shares to be distributed by Cantor in April 2009, partners having rights to 5,540,486 of such distribution rights shares elected to defer their receipt of shares. In May 2009, Cantor converted shares of Class B Common Stock and delivered 534,067 shares of Class A Common Stock in satisfaction of its distribution rights obligations effective April 1, 2009. On August 3, 2009, Cantor accelerated the issuance of distribution rights shares to a partner and transferred 508,045 shares of its Class A Common Stock to such partner, in full satisfaction of its distribution rights obligation to such partner. In September 2009, Cantor converted 2,700,000 shares of Class B Common Stock and delivered 134,226 shares of Class A Common Stock in satisfaction of its distribution rights obligations effective April 1, 2009. On October 1, 2009, Cantor was required to distribute to the retained partners a cumulative aggregate of 12,648,624 distribution rights shares. Cantor has offered these partners the opportunity to defer their receipt of this second tranche of distribution rights shares.

Upon completion of this October 1 distribution, the aggregate number of remaining shares of Class A Common Stock that Cantor will be required to distribute to retained and founding partners will be 24,969,402 shares of Class A Common Stock 22,262,680 shares with respect to retained partners and 2,706,722 shares with respect to founding partners).

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

Anniversary of the merger (April 1, 2008)	Number of shares of our common stock that are required to be distributed by Cantor in respect of the distribution rights (1)
12 month	5,648,170
18 month	6,999,532
24 month	8,185,306
30 month	1,166,992
36 month	2,969,402
Total	24,969,402

(1)	As of October 1, 2009. Includes distribution rights shares which certain Cantor partners have elected to defer until a later time.

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

As of September 30, 2009, during the first nine months of 2009, we repurchased common stock for a total of $7.9 million. The 4,023,959 reacquired shares were designated treasury shares and will be used for general corporate purposes. As of September 30, 2009, $32.4 million was remaining from the authorization of our board of directors and our audit committee to repurchase our Class A common stock, BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. We are continuing to make stock repurchases in 2009 and from time to time we may actively repurchase shares and may cease making repurchases at anytime.

On May 7, 2009, we issued an aggregate of 1,793,946 shares of Class A Common Stock to partners of BGC Holdings, L.P. upon exchange of exchangeable founding partner units issued by us to such founding partners on April 1, 2008. All of these shares are eligible for sale beginning on May 7, 2009 when the Company’s restrictions on employee stock transactions are lifted.

On September 24, 2009, we issued an aggregate of 1,396,516 shares of Class A common stock to founding partners of BGC Holdings upon exchange of exchangeable founding partner units issued by us to such founding partners on April 1, 2008. On November 3, 2009, we issued an aggregate of 356,602 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of exchangeable founding partner units issued by us to such founding partners on April 1, 2008. All of these shares are eligible for sale beginning on November 4, 2009 when our restrictions on employee stock transactions are lifted. This issuance did not change the amount of fully diluted shares outstanding.

In order to facilitate receipt of the shares by the partners of BGC Holdings and receipt of distribution rights shares to be received by partners of BGC Holdings and Cantor, we and Cantor have made arrangements for such partners to open brokerage accounts with an investment bank. These accounts will facilitate repayment by any such partners of any partnership loans or other amounts payable to Cantor or us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this item is set forth in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Item 2 of Part I) and is incorporated by reference herein.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2009 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/s/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: November 5, 2009

[Signature page to the Quarterly Report on Form 10-Q for the period ending September 30, 2009 dated November 5, 2009]

Exhibit Index

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002