Form 10-K
period 2009-12-31
BGC Partners, Inc.
filed 2010-03-16
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2009 as reported on NASDAQ, was approximately $208,612,068.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2010
Class A Common Stock, par value $0.01 per share	57,025,365 shares
Class B Common Stock, par value $0.01 per share	26,448,107 shares

DOCUMENTS INCORPORATED BY REFERENCE.

BGC Partners, Inc.

2009 FORM 10-K ANNUAL REPORT

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.

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

•	the effectiveness of risk management policies and procedures, and the impact of unexpected market fluctuations and similar events;

•

the ability to meet expectations with respect to payments of dividends and repurchases of our common stock or purchases of BGC Holdings, L.P. (“BGC Holdings”) limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, and our employees; and

•	the risks and other factors described herein under the heading “Item 1A—Risk Factors in this Form 10-K and as amended from time to time in our quarterly reports on Form 10-Q.”

The foregoing risks and uncertainties, as well as those risks discussed under the headings “Item 1A—Risk Factors”, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures About Risk” and elsewhere in this Form 10-K, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (the “SEC”), and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

WHERE YOU CAN FIND MORE INFORMATION

Our Internet website address is www.bgcpartners.com. Through our Internet website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our quarterly reports on Form 10-Q; our current reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D and 13G filed on behalf of Cantor, our directors and our executive officers; and amendments to those reports. In addition, our Internet website address is the primary location for press releases regarding our business, including our quarterly and year-end financial results.

PART I

ITEM 1.	BUSINESS

Throughout this document BGC Partners, Inc. is referred to as “BGC” and, together with its subsidiaries, as the “Company”, “we”, “us” or “our.”

Our Business

We are a leading global financial intermediary to the financial markets specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. We also provide a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services, to a broad range of financial and non-financial institutions. Through our eSpeed and BGCantor Market Data brands, we also offer financial technology solutions, market data, and analytics related to select financial instruments and markets. Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either OTC or through an exchange.

We have offices in New York and London, as well as in Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Sao Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo and Toronto. As of December 31, 2009, we had 1,553 brokers and salespeople across more than 150 desks and products (approximately triple the number we had in October 2004). In 2009, we processed approximately 15.7 million transactions, totaling almost $125 trillion notional on our hybrid and fully electronic platforms.

Our History

Our voice brokerage business originates from one of the oldest and most established inter-dealer franchises in the financial intermediary industry. Cantor started our brokerage operations in 1972 and in 1996 launched the eSpeed system, revolutionizing the way government bonds are traded in the inter-dealer market by providing a fully electronic trading marketplace. eSpeed, Inc.(“eSpeed”) completed an initial public offering in 1999 and began trading on NASDAQ, yet remained one of Cantor’s controlled subsidiaries. Following eSpeed’s initial public offering, Cantor continued to operate its inter-dealer voice brokerage business separately from eSpeed.

Prior to the events of September 11, 2001, our brokerage business was widely recognized as one of the leading full-service wholesale inter-dealer brokers in the world with a rich history of developing innovative technological and financial solutions. After September 11, 2001 and the loss of the majority of our U.S.-based employees, our brokerage business operated primarily in Europe.

In August 2004, Cantor announced the reorganization and separation of its inter-dealer voice brokerage business into a subsidiary called “BGC,” in honor of B. Gerald Cantor, a pioneer in screen brokerage services and fixed income market data products. Over the past several years, we have re-established our U.S. presence and have continued to expand our global presence through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, we have been able to expand our presence in key markets and position our business for sustained growth. These acquisitions include:

•	May 2005—Eurobrokers, a U.S. and international inter-dealer brokerage firm;

•	September 2005—ETC Pollack, an inter-dealer broker in Paris;

•	November 2006—Aurel Leven, an independent inter-dealer broker in France, active in the equities, equity derivatives and fixed income markets;

•	December 2006—AS Menkul, an established broker in Turkey;

•	August 2007—Marex Financial’s emerging markets equity derivatives business;

•

December 2007—we and several other leading financial institutions announced the establishment of a fully electronic futures exchange. We hold an approximate 25% interest in the exchange’s operating limited partnership, ELX Futures, L.P., and its holding company general partner, ELX Futures Holdings LLC (together “ELX”). Affiliates of Bank of America/Merrill Lynch, Barclays Capital, Breakwater, Citigroup, Credit Suisse, Deutsche Bank Securities, GETCO, Goldman Sachs, JPMorgan, Morgan Stanley, PEAK6, and The Royal Bank of Scotland also hold a minority interest in each such entity;

•	March 2008—Radix, an OTC energy broker based in Singapore;

•

March 2009—we announced that we were granted preliminary approval by the China Banking Regulatory Commission (“CBRC”) to establish a money broking joint venture company with China Credit Trust Co., Ltd. (“CCT”). The joint venture, named China Credit BGC Money Broking Company Limited (“China Credit BGC”), sought final approval from CBRC in late 2009. China Credit BGC will be based in Beijing, China and will be the first broking company of its kind to operate in that city as part of a Chinese government pilot program. Subject to final approval, China Credit BGC plans to provide domestic and international broking services for foreign exchange, bond, money market, and derivatives products. We will hold a 33% stake in China Credit BGC, which is the highest percentage shareholding currently permitted to be held by a foreign investor in a Chinese money broker;

•

June 2009—we acquired Liquidez Distribuidora de Titulos e Valores Mobiliarios Ltda. (“Liquidez”), a Brazilian financial institution and interdealer broker with offices in Sao Paulo and Rio de Janeiro. This acquisition enabled us to enter the Brazilian market, which is fast becoming one of the world’s major economies, and will provide a platform for further expansion in Brazil and Latin America; and

•	November 2009—we opened a new office in Moscow, which is located at Smolenskya. This office provides brokerage services to clients based locally as well as internationally.

The Merger

On April 1, 2008, BGC Partners, LLC (“BGC Partners OldCo”) merged with and into eSpeed, to form BGC Partners, Inc. The merger combined eSpeed’s electronic marketplaces and related electronic trading technology expertise in the government bond and other markets with our inter-dealer brokerage businesses. Our management believes this combination has positioned us as one of the few inter-dealer brokers with hybrid capabilities and technology, thus enabling us to offer superior execution to our clients and drive higher trading volumes. Prior to the merger, BGC Partners, Inc. and eSpeed had a strong relationship through a joint services agreement under which revenues for certain services were shared. One of the primary motivations for our merger was our strategy of better focusing eSpeed’s technology on supporting BGC Partners’ brokerage services.

Industry Overview

Wholesale market participants and institutions, such as major banks, investment banks and broker-dealer firms, continue to look to marketplace firms that are able to meet the bulk of their outside trading needs in a broad range of products across geographies. These wholesale market participants continue to display a willingness to use the services of inter-dealer brokers who are able to provide timely and valuable pricing information, strong execution capabilities and the liquidity necessary for such market participants to execute their desired transactions.

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

The OTC markets have grown faster than exchange-traded markets over the past few years. According to the Bank for International Settlements (the “BIS”), the underlying OTC and exchange-traded derivative markets traditionally served by inter-dealer brokers have experienced compound annual growth rates, which we refer to as “CAGR,” of approximately 25.0% and 16.3%, respectively, based on notional amounts outstanding from December 31, 2002 through June 30, 2009.

According to the BIS, as of June 30, 2009, the notional amounts outstanding for all OTC derivatives was $604.6 trillion, up 10.5% from $547.4 trillion in December 2008, and up 326.8% from $141.7 trillion in December 2002. The notional amounts outstanding for all exchange traded derivatives was $63.4 trillion on June 30, 2009, up 9.6% from $57.9 trillion on December 31, 2008 and up 166.3% from $23.8 trillion on December 31, 2002.

In “liquid” financial markets, the presence of a large number of market participants and facilitators of liquidity and the availability of pricing reference data and standardized terms allow market participants to trade financial instruments quickly and with minimal price disturbance. In these markets, there is substantial competition, efficient execution and high trading volume. While most of the liquid markets are found on listed exchanges, several liquid products continue to be traded OTC, including U.S. Treasuries and spot foreign exchange. The primary liquidity provider for such OTC markets is an inter-dealer broker.

To the extent the trading of a financial instrument requires customization, the relevant market tends to be more illiquid. Illiquid markets generally have fewer market participants, less price transparency, higher spreads and lower trading volumes. Complex financial instruments that are traded OTC tend to be illiquid and are traded primarily by more sophisticated buyers and sellers. Inter-dealer brokers facilitate trading in less liquid markets by providing price discovery, preserving anonymity in matched principal trades, matching buyers and sellers on a name give-up basis in agency transactions and providing market intelligence to their customers. “Name give-up” transactions refer to those transactions where the inter-dealer broker acts as an agent and the identity of the two counterparties is disclosed once the trade is completed as opposed to “matched principal” trades where anonymity is preserved even after the transaction is completed. In a “matched principal transaction” BGC Partners agrees to simultaneously buy securities or derivatives from one client and to sell them to another client. In both agency and matched principal transactions, customers decide to execute a trade and inter-dealer brokers effectively source the counterparties for those trades. Inter-dealer brokers are particularly helpful in facilitating large or non-standardized transactions due to their in-depth market knowledge and access to potential counterparties.

An illiquid market for a financial instrument may evolve over a period of time into a more liquid one, creating new market opportunities for all participants; however, the evolution of a relatively illiquid market for a financial instrument to a more liquid market is not necessarily inevitable. If a market for a particular financial instrument develops and matures, more buyers and sellers may enter the market, resulting in more transactions (greater liquidity) and increased pricing information. As the market for an illiquid financial instrument evolves into a more liquid market, the characteristics of trading, the preferred mode of execution and the size of commissions that market participants pay and, more specifically, inter-dealer brokers charge, may change. In some instances, pure voice execution may be replaced by “hybrid” execution services. Hybrid models satisfy customer preferences to trade on a voice, hybrid, or, where available, fully electronic basis.

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

The chart below presents the growth of OTC and exchange-traded markets from December 31, 2002 to June 30, 2009.

Source: The BIS, except for CDS—source: International Swaps and Derivatives Association.

Over the last several years, all of the above market categories have experienced significant growth, with four out of seven of the above categories experiencing compound annual growth of at least of 24%. We believe that much of this growth has been, and in many cases over the long term will continue to be, driven by the following trends:

•

Fluctuating levels of volatility in commodity, currency, interest rate, equity and credit markets have led to sustained demand for hedging and risk mitigation by market participants, which, in turn, has led to growth in commodity, equity, interest rate and credit derivatives and currency options markets.

•

For period from 2002 through the middle of 2008, the increased allocation of capital for trading and position-taking by banks and hedge funds and the search for yield among global investors led to growth in structured credit and equity products, thereby creating and reinforcing the need for efficient execution. In the aftermath of the collapse of Lehman Brothers and the government takeover of AIG, a global credit crises ensued, as banks and other lending organizations became more reluctant to extend credit to costumers and each other.

•

The credit crisis and ensuing global economic slowdown, has resulted in consolidation among some of the larger market participants. In some cases, our customers now have large ownership stakes held by the U.S., U.K., and other governments. During the second half of 2008 and first half of 2009, most of our large customers and their clients curtailed risk taking, de-levered, and/or saw a decline in trading activity across many of their more opaque and less liquid products, while allocating a larger percentage of their capital towards the trading of more liquid asset classes.

•

As a result, there was an industry-wide slowdown or outright decline in the volumes for many of the structured OTC and listed products we broker. At the same time, for the first nine months of 2009, the continued high volatility by historical standards and decrease in the number of market participants has led to widening spreads in certain markets, which benefited many of our customers, as they often earn more money with wider bid-offer spreads. As a result, most of our largest customers reported record or near-record capital markets revenues.

•

Since the third quarter of 2008, the largest banks, trading firms, and their institutional customers have allocated more of their trading capital away from structured products and into more liquid asset classes and those with relatively lower margin requirements, such as corporate bonds, equity derivatives, interest rate swaps, and government bonds. As a result, these products have generally performed better than more structured and bespoke products for our largest customers over the last few quarters.

•

With yields at historical lows, many industrialized countries, including the United States, France, Germany and the United Kingdom, have increased their issuance of sovereign debt, taking advantage of low interest rates to help finance growing budget deficits. Because G-20 governments continue to fund financial system rescues and fiscal stimulus packages in order to deal with the global recession. For example, the Securities Industry and Financial Markets Association estimated for the year ended December 31, 2009, U.S. Treasury and Agency debt issuance increased by 59.0% versus the year-earlier period, while the European Commission estimates the gross governmental debt for all European Union countries will increase from 61.5 percent of GDP in 2008 to 83.7 percent in 2011. We expect global sovereign debt issuances to increase dramatically through at least 2011.

•

During the fourth quarter of 2009 and in the month of January 2010, leverage levels and risk-taking by our largest customers and their clients rose from the low levels seen in depths of the credit crises. In addition, debt issuance by governments, government agencies, and corporations rose substantially over the course of 2009 versus 2008.

•

As a result of these trends, volumes for most exchange-traded derivatives and OTC markets improved year-over-year in the fourth quarter of 2009 and for the month of January 2010. For example, in January 2010, monthly U.S. equity option average daily volumes increased by approximately 25% year over year according to the Options Clearing Corporation, while the CME and ICE reported year-over-year increases in overall average daily futures volumes of approximately 19% and 18%, respectively, for the same timeframe. Similar, according to the Federal Reserve, average daily primary dealer volume for U.S. treasuries was up year-over-year by approximately 29% in December 2009 and 20% in January 2010.

•

Strong gross domestic product growth over the past decade in key emerging market countries such as Brazil, Russia, India, and China has led to increased demand for basic commodities such as copper, platinum, crude oil, gas and natural gas. While the recent slowdown in the global economy briefly lowered aggregate demand for many such commodities globally, volatility in these markets for most of 2009 was high by historical standards, all of which has led to higher demand for hedging instruments such as energy and commodity futures and derivatives.

•

The continued liberalization of emerging markets, increases in global cross-border trading in goods and services, and the opening and growth of local currency and fixed income markets have led to increased global demand for currency and fixed income hedging instruments as global trade continues to expand.

We saw levels of volume and volatility in the markets in which we transact oscillate rapidly (though generally decrease) both sequentially and year-over-year by varying amounts above their historical averages during the period from July 2007 through September 2009. This reflected the general deceleration of growth experienced in the global rates, credit, and equity markets as subprime mortgage and housing market concerns spread to the broader markets; as investors responded to the Federal Reserve and other central banks lowering key lending rates unexpectedly and by a larger than anticipated amounts; as credit spreads continue to widen; and as hedge funds, proprietary trading operation of banks, and other market players respond to uncertainty in capital markets by curtailing trading in all but the most riskless of asset classes.

Because some of our largest customers reduce their staffing levels in many of the markets in which we operate, while increasing them in others, and as smaller banks and dealers expand their staff, full-service inter-dealer brokers may see increased opportunity to be the outsourced provider of market intelligence, operational expertise and liquidity to help our clients as these seek to operate in the current uncertain economic climate.

Finally, over the course of 2009, regulators and legislators in the U.S. and E.U. worked to create new laws and regulations for the global OTC derivatives markets. The proposals have mainly called for additional transparency, position limits and collateral or capital requirements, as well as for central clearing of most standardized derivatives. We believe that uncertainty around the final form such new rules might take may have negatively impacted trading volumes in certain markets in which we broker. However, based on the proposals discussed so far, we believe that the overall impact on revenues and profitability for the largest IDBs including BGC would be neutral at worst.

Our Market Opportunity

We believe the financial markets in which we operate present us with the following opportunities to provide value to our customers as a financial intermediary, inter-dealer broker, marketplace developer, technology provider and market data supplier:

Increasing Use of Hedging and Risk Management. Inter-dealer brokers work with market participants who trade financial products, generally on behalf of their clients, to hedge risks associated with interest rate movements, equity ownership, fluctuations in the value of foreign currency, credit defaults by large corporate and sovereign debtors and volatility in the commodity markets. These hedging activities account for a growing proportion of the daily trading volume in derivative products. We believe that broadening familiarity with derivative products and the growing need for hedging and risk management will continue to drive higher trading volumes in financial products we broker including interest rate derivatives, credit derivatives, foreign exchange and listed futures products.

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

Growth in Algorithmic and Computerized Trading. In recent years, computerized trading has seen tremendous growth spurred by increasing liquidity and lower operating costs. As our customers increase their use of computerized trading, and as fully electronic trading becomes widespread in more asset classes, volumes should rise on our electronic platforms.

Market Demand for Global Execution and Presence. We believe that the continuing globalization of trading and the liberalization of capital markets are propelling growth in trading volumes in products across the globe. In addition, we believe that economic growth in emerging markets such as Brazil, Russia, India, and China is fueling demand for inter-dealer brokered currency and fixed income and commodity hedging for customers across the globe. These factors and others are driving the demand for brokerage services in new markets. We also believe our presence in multiple financial centers across the globe positions us to capitalize on such demand. We also believe our recent expansion into France, Turkey, Russia, Brazil and throughout Asia further enhances our global market positions.

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

Our Competitive Strengths

We believe that the following principal competitive strengths will help us enhance our position as a leading global inter-dealer broker:

We are a Leading Inter-Dealer Broker with Specific Strengths in Key Markets. We have displayed leadership in a multitude of markets globally, including the markets for certain interest rate derivatives, foreign exchange and credit products. The Company has been recognized within the industry, including by Risk magazine, for our strong presence in such interest rate products as interest rate swaptions, exotic interest rate products, interest rate caps/floors, interest rate swaps and repurchase agreements, as well as U.S. Treasuries. Over the past three years, Asia Risk magazine has named us as a leading broker in numerous product categories, including interest rate swaps, currency derivatives, equity derivatives and credit derivatives, as well as for overall “Technology Development”. The Risk and Asia Risk rankings are based on each magazine’s annual survey of broker-dealers in their respective readership markets. In addition, BGC Partners was named by Waters magazine as Best Interdealer Broker in its 2009 European Financial IT Awards for the performance of BGC’s fully electronic trading across multiple asset classes. We believe the leadership position that we have in our markets and our access to a broad customer base help us to locate the best price and to deliver the best execution for our customers, in both liquid and illiquid markets.

We Have Strong Core Relationships. We believe that our long-standing relationships with some of the world’s largest financial institutions enhance our role as a liquidity provider. These relationships provide access to significant pools of liquidity, which is a key component of attracting new customers and enhancing our role as a provider of liquidity, price discovery and efficient execution. These strong relationships also allow us to participate in growth opportunities as these institutions begin to use newer products for risk management and trading. In addition, we believe these relationships allow us to sell our current and new products to our customers.

We Have a Full Scale, Hybrid Brokerage Platform. For many of our products, our hybrid platform allows our customers to trade on a voice, hybrid, or fully electronic basis, regardless of whether the trade is OTC or exchange-based, and to benefit from the experience and market intelligence of our worldwide brokerage network.

We Have Proprietary Technology. Since 1999, we have heavily invested in creating and maintaining our infrastructure, technology, and innovations in multiple markets. We believe our technology gives us an advantage over our competitors, which more often depend on third party vendors to support their functionality. Also, as a result of the merger, our technology capabilities are more closely aligned with our brokerage efforts and will be focused on new and emerging screen based market solutions to support our brokers. Finally, our technology, unlike that of many of our competitors, is generally designed and developed in-house, and is thus tailored to specifically suit the needs of our brokers and clients.

We Provide Quality Software, Market Data and Analytics Products. Our leading position and liquidity in brokerage markets allow us to provide our customers with high quality, market data and analytics products. In addition, our proprietary software leverages our global infrastructure, software and systems, portfolio of intellectual property and electronic trading expertise to provide customers with electronic marketplaces, exchanges and real-time auctions to enhance securities issuance and to customize trading interfaces. Our ability to offer these products not only helps support our leadership position in several key markets but also provides us with a stable source of non-brokerage revenues.

We Have Demonstrated the Ability to Identify, Recruit and Retain Key Talent. In October 2004, when Cantor began the restructuring of its inter-dealer brokerage business, we employed approximately 500 brokers and salespeople. As of December 31, 2009, we had 1,553 brokers and sales people across over 150 desks and products, which is roughly triple the amount we had in October of 2004. In a competitive environment, we have demonstrated our ability to successfully develop, attract and retain leading brokers, including through acquisitions of new businesses, in order to expand and enhance our brokerage staff. We believe that our ability to attract talent across the globe will enable us to grow our business and provide our customers with trading execution that is superior to that provided by many of our competitors.

Our Partnership Structure Creates Long-Term Incentives. Our partnership structure is one of the unique strengths of our business. We believe that it provides long-term incentives and is an effective tool in recruiting, motivating and retaining our key employees. Key professionals who are invited to be partners are generally required to make a capital contribution to establish their partnership account. As of the December 31, 2009, we had 583 founding and working partners, including holders of REUs and RPUs. We believe that the ability to participate in the ongoing success of the enterprise acts as a strong motivator for brokers to perform and aligns their interests with stockholders.

We Have a Proven Acquisition Track Record. In June 2009, we completed the acquisition of Liquidez. The merger of eSpeed and BGC Partners was completed on April 1, 2008. In August 2007, we acquired the emerging markets equities derivatives business of Marex Financial. In December 2006, we acquired AS Menkul, an established broker in Turkey, and, in November 2006, we acquired Aurel Leven, an independent inter-dealer broker in France, active in the equities, equity derivatives and fixed income markets. Finally, in 2005, we acquired Euro Brokers and ETC Pollak, and have integrated these established brokerage companies into our business. These acquisitions allowed us to expand our broker headcount, product offerings, technology capabilities and geographic footprint. We believe that this ability to successfully identify, acquire and integrate high quality brokerage companies will provide us with the opportunity to strengthen and enhance our franchise and to continue the rebuilding of our U.S. business and expand in local markets around the world.

We Have Experienced Senior Management. We are led by a core senior management team, each of whom has many years of experience in the wholesale financial markets. Howard W. Lutnick, who serves as our Chairman and Chief Executive Officer, guided the BGC Division, eSpeed, and Cantor through the aftermath of the events of September 11, 2001, and was instrumental in the initial public offering of eSpeed in 1999. Shaun Lynn, our President, and Sean Windeatt, our Chief Operating Officer, have presided over the addition of more than 1,000 new brokers and salespeople and the expansion and growth of our business in the United States, Europe and Asia over the past five years. Our executives are supported by a highly experienced and qualified team of managers. We believe that our experienced management team gives us a competitive advantage in executing our business strategy.

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

Expand in Attractive Markets Where Local Presence and Expertise Are Required. We plan to continue to expand into new geographies and build local presence in those markets. We believe that having local presence and expertise in targeted markets will provide us with a competitive advantage over our competitors. For example, we established local market presence in continental Europe through acquisitions of ETC Pollak and Aurel Leven in France and in emerging markets through the acquisitions of AS Menkul in Turkey and the emerging markets equities derivatives business of Marex Financial in the U.K. and South Africa. Additionally, we have significantly expanded our Asian platform from approximately 50 brokers and salespeople as of January 2005 to over 375 brokers and salespeople as of December 31, 2009.

Leverage Existing Developed Infrastructure to Drive Margins. We have made substantial investments in brokers and technology in our targeted markets. We believe that the infrastructure in place is scalable, which provides us an opportunity for margin improvement as brokers increase production, we increase brokerage headcount, and as marketplaces become increasingly electronic. Due to the fixed cost nature of the back office functions and real estate-related expenses, each additional transaction we broker or sale we make adds incremental margin to our business. Our market data offerings should also provide opportunities for margin improvement as brokers increase production or as trading volumes rise.

Expand our Broker Workforce Through Acquisitions and Recruitment. Since October 2004, we have expanded our front office workforce by over 1,000 people. As of December 31, 2009, we had 1,553 brokers and salespeople. We have a proven track record of growing our global network of brokers through business acquisitions and recruiting efforts and believe we are well-positioned to continue to do so. We intend to continue to selectively acquire companies and hire experienced brokers and salespeople with the goal of further developing our market position in various products, accelerating our growth and enhancing our profitability.

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

Further Develop and Expand our Market Data Services and Analytics Products. We intend to further develop our market data services and analytics products by integrating proprietary information generated by our inter-dealer brokerage business into new market data products designed to meet the needs of a greater number of customers. Sophisticated quantitative approaches to risk management as well as customer time sensitivity have created new needs, uses and demands for trading-related data and analytics. We intend to create new value-added services for customers to complement these products, including databases, analytical tools and other services to assist end-users.

Overview of our Products and Services

Inter-Dealer Brokerage

We are focused on serving three principal brokerage markets:

•	traditional, liquid brokerage markets, such as government bonds;

•	high margin, and often illiquid markets, such as credit default swaps and OTC equity derivatives; and

•	targeted local markets throughout the world, such as fixed-income and equities in France.

We believe that the strong long-term growth prospects for these markets, combined with our continued addition of brokers in other markets where we are currently strengthening our position and building scale, provide us with significant opportunities to increase revenues. We also plan to expand into additional product categories and seek to grow our market share in illiquid markets. Due to the complexity of newer and illiquid markets, customers are generally willing to pay a brokerage commission for liquidity and for the ability of experienced brokerage professionals to provide market intelligence and create structuring solutions.

We provide electronic marketplaces in several financial markets through our eSpeed- and BGC Trader- branded trading platform. These electronic marketplaces include government bond markets (U.S. Treasury securities, European government bonds, and Canadian government securities,) spot foreign exchange, foreign exchange options, and credit default swaps. We believe that eSpeed/BGC Trader is a comprehensive trading platform providing volume, access, speed of execution and ease of use. Our trading platform establishes a direct link between our brokers and customers and occupies valuable real estate on traders’ desktop, which is difficult to replicate. We believe that we can leverage our platform to offer fully electronic trading as additional products transition from voice to electronic execution.

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

The following table identifies the key securities and financial products which we broker:

Products	Description
Agency Bonds	Securities issued or pooled, serviced and, sometimes, guaranteed by government agencies or quasi-governmental agencies to finance their activities (e.g., credit support of home mortgages). Examples of such agencies include the Government National Mortgage Association, the Federal National Mortgage Association and Freddie Mac.

Asset-Backed	Securities that represent either an ownership claim in a pool of securities or an obligation that is secured by a pool of securities where these securities are collateralized by hard assets such as automobile loans or credit card receivables.

Asset Swaps	An exchange of two assets. Asset swaps are done most often in order to achieve a more favorable payment stream and typically involve debt obligations.

Basis Swaps	An exchange of cash flows based on the difference between the cash price and the futures price of a given commodity.

Commodity Futures Contract	An agreement to buy or sell a set amount of a commodity at a predetermined price and date. Buyers often use these to avoid the risks associated with the price fluctuations of the product or raw material, while sellers try to lock in a price for their products.

Commodity Swap	A swap where exchanged cash flows are dependent on the price of an underlying commodity. This is usually used to hedge against the price of a commodity.

Convertible Bonds	Debt obligations that can be converted into shares of stock in the issuing company, usually at some pre-announced ratio.

Corporate Bonds	Debt obligations issued by private corporations (includes high yield bonds and convertible bonds).

Credit Derivatives	Contractual agreements entered into between two counterparties under which each agrees that one party will make payment to another party if the underlying security or bond defaults for an agreed upon period based on a notional amount of principal.

Emerging Market Bonds	Securities issued by governments and other issuers (including supranational and corporate bonds) in countries with developing economies.

Energy Derivatives	Derivative instrument in which the underlying asset is based on energy products such as crude oil, natural gas and electricity, which trade either on an exchange or over-the-counter. Energy derivatives can be options, futures or swap agreements, among others. The value of a derivative will vary based on the changes of the price of the underlying asset.

Equity Derivatives	A class of financial instruments whose value is at least partly derived from one or more underlying equity securities. Market participants generally trade equity derivatives in order to transfer or transform certain risks associated with the underlying securities.

Equity Index Futures	Instruments that call for the delivery of the cash equivalent of a stock index at a specific delivery (or maturity) date for an agreed upon price (the future price) to be paid at contract maturity.

Eurobonds	Securities syndicated and sold internationally that may be issued in a currency other than that of the country of the issuer.

Products	Description
Floating Rate Notes	Debt obligations that have a variable coupon equal to a money market reference rate, like LIBOR or the federal funds rate, plus a spread. The spread generally remains constant and the market reference rate fluctuates.

Foreign Exchange Futures	Instruments that call for the delivery of foreign currency at a specific delivery (or maturity) date for an agreed upon price (the future price) to be paid at contract maturity.

Foreign Exchange (Spot)	Large-scale currency trading, usually with a minimum trade size of $1 million, traded with an expectation that the transaction will price at the real-time market price and close within two days.

Foreign Exchange Swap/Forwards	A foreign exchange swap is an agreement between two parties to exchange a given amount of one currency for another and, after a specified period of time, to give back the original amounts swapped. The obligation to close the swap is a forward contract.

Global Repurchase Agreements and Reverse Repurchase Agreements	Short-term sales/purchases of securities with a promise to repurchase/sell back the securities at a higher price. Repurchase agreements and reverse repurchase agreements are typically overnight transactions although many transactions are for periods up to one year. These agreements are the preferred method of financing government bonds and agency bonds and investing cash (with government bonds and agency bonds as collateral) that are used by banks and investment banks.

Government Bonds	Debt obligations issued and backed by the issuing government (i.e., issued in the country’s own currency). Examples include U.S. Treasury bonds, German Bunds, and U.K. Gilts.

High Yield Bonds	Debt obligations that are rated below investment grade on their date of issuance.

Inflation Swaps	Contractual agreements entered into between two counterparties under which one agrees to pay amounts against an underlying interest rate benchmark and the other pays an amount linked to an inflation index, like the Consumer Price Index, for an agreed upon period based on a notional amount of principal.

Interest Rate Futures	Instruments that call for the delivery of interest-bearing securities or interest rate products or their cash equivalent at a specific delivery (or maturity) date for an agreed upon price (the future price) to be paid at contract maturity.

Interest Rate Swaps	Contractual agreements entered into between two counterparties under which each party agrees to make periodic payments to each other for an agreed upon period based on a notional amount of principal and an underlying interest rate benchmark.

Options on Interest Rate Swaps	Options on Interest Rate Swaps - Also known as a “swaption”. The buyer of a swaption has the right to enter into an interest rate swap agreement on a specified date and with a specified strike rate. The swaption agreement can be right to pay fixed, right to receive fixed, but the most common is right to do both, which is called a straddle. The writer of the swaption becomes the counterparty to the swap if the buyer exercises.

Money Market Products	Full range of interest-bearing, short-term investments with maturities of less than one year, including certificates of deposit and commercial paper.

Mortgage-Backed	Securities that represent either an ownership claim in a pool of mortgages or an obligation that is secured by a pool of mortgages. For example, the Government National Mortgage Association and the Federal National Mortgage Association issue such securities.

Products	Description
Off-The-Run U.S. Treasury Securities	Treasury bonds and notes that were formerly on-the-run benchmarks but have been supplanted by more recently issued securities. When a new on-the-run benchmark is issued, the current on-the-run becomes an off-the-run.

Options on Equity Products (a common type of equity derivative)	Contractual obligations that give the holder the right to buy or sell the cash equivalent of a single equity share or equity index, like the Standard & Poor’s 500, at a specified exercise price on or before a specified expiration date. An investor also can buy or sell an option on an equity future or an equity index future.

Options on Foreign Exchange Products	Contractual obligations that give the holder the right to buy or sell a quantity of a foreign currency for a specific amount of domestic currency at a specified exercise price on or before a specified expiration date.

Options on Interest Rate Products	Contractual obligations that give the holder the right to buy or sell interest-bearing debt, such as Treasury notes, at a specified exercise price on or before a specified expiration date (includes bond options).

Sovereign Bonds	Debt obligations issued by a national government.

Supranational Bonds	Debt obligations issued and backed by supranational agencies such as the World Bank or the European Union.

U.S. Treasury Spreads	Financial products (e.g., interest rate swaps) that trade in relation to U.S. Treasury on-the-run benchmarks, the most recently issued Treasury securities that are the standard trading instruments in the bond market. A Treasury spread is derived from the price or yield difference between the financial product being traded and the benchmark.

U.S. Treasury Inflation Protection Securities	Debt issued by the U.S. Treasury that offer protection against inflation because their principal and interest payments are linked to inflation.

When-Issued U.S. Treasury Securities	New issues that will be created through the auction process and will become the new on-the-run benchmarks. A when-issued instrument has been authorized and may be traded although it has not yet been issued.

All trades executed on the eSpeed platform settle for clearing purposes against Cantor Fitzgerald & Co. (“CFC”), a BGC affiliate. CFC is a member of FINRA (formerly NASD) and the Fixed Income Clearing Corporation, a subsidiary of the Depository Trust & Clearing Corporation. CFC, BGC, and other affiliates participate in U.S. Treasuries as well as other markets by posting quotations for their account and by acting as principal on trades with platform users. Such activity is intended, among other things, to assist CFC, BGC, and their affiliates in managing their proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

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

Our G3 product provides real-time graphs of relevant data with respect to the U.S. Treasury cash and futures markets. Distribution channels include Bloomberg, Reuters, CQG, DTN, eSignal, and SunGard, in addition to direct distribution. Products include data on interest rate swaps, options, US Treasuries, BGCantor G3,

SwapSight, Interest Rate Swaps, SwapMarker, European Government Bonds, BGCantor Eye, US Treasury Historical Data, End of day Pricing, AutoSpeed 2.0, FX Options, and Credit Default Swaps. We also offer customized and packaged data solutions to meet specific clients’ needs.

Software Solutions

Through our Software Solutions business, we provide customized screen-based market solutions to both related and unrelated parties. Using Software Solutions, our clients are able to develop a marketplace, trade with their customers, issue debt, trade odd lots, access program trading interfaces and access our network and our intellectual property. We can add advanced functionality to enable our customers to distribute branded products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network. Through our Kleos Managed Services business, we provide system co-location service to a number of financial firms which use our infrastructure to run their high velocity and algorithmic trading strategies through access to our markets.

We have signed Software Solutions agreements with a number of U.S. and international enterprises, including the following:

•

For the World Bank, our trading engine and network connect the World Bank to its dealer customers anonymously through our Internet-based, real-time auction platform. This system was released in June 2003 and has handled over $22 billion of the World Bank’s interest rate swap volume as of December 31, 2009.

•

The Inter American Development Bank, which was established in 1959 to support the process of economic and social development in Latin America and the Caribbean, is the main source of multilateral financing in the region. Since 2005, this agency has transacted notional values of over $30 billion in interest rates swaps, using our Treasury Connect product.

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

Our Software Solutions business provides the software and technology infrastructure for the transactional and technology related elements of Freedom International Brokerage Company’s (“Freedom”) marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace. It also provides software development, software maintenance, customer support, infrastructure, and internal technology services to support ELX’s electronic trading platform.

Aqua Business

In October 2007, we spun off our former eSpeed Equities Direct business to form Aqua, a business owned 51% by Cantor and 49% by us. Aqua’s purpose is to provide access to new block trading liquidity in the equities markets. The SEC has granted approval for Aqua to operate an Alternative Trading System in compliance with Regulation ATS.

Customers

We primarily serve the wholesale inter-dealer market, including many of the world’s largest banks that regularly trade in capital markets, brokerage houses, investment firms, hedge funds, and investment banks. Customers using our eSpeed branded products also include professional trading firms, futures commission merchants and other professional market participants and financial institutions. Our BGCantor Market Data products and services are available through many platforms and are available to a wide variety of capital market participants including banks, investment banks, brokerage firms, asset managers, hedge funds, investment analysts and financial advisors. We also license our intellectual property portfolio and Software Solutions to various financial markets participants.

For the year ended December 31, 2009, our top 10 customers, collectively, accounted for approximately 42.8% of our total revenue on a consolidated basis and our largest customer accounted for approximately 5.1% of our total revenue on a consolidated basis.

Sales and Marketing

Our brokers and salespeople are the primary marketing and sales resources to our customers. Thus, our sales and marketing program is aimed at enhancing the ability of our brokers to cross-sell effectively in addition to informing our customers about our product and service offerings. We also employ product teams and business development professionals. We leverage our customer relationships through a variety of direct marketing and sales initiatives and build and enhance our brand image through marketing and communications campaigns targeted at a diverse audience, including traders, potential partners and the investor and press communities. We may also market to our existing and prospective customers through a variety of co-marketing/co-branding initiatives with our partners.

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

Our eSpeed and BGCantor Market Data branded products and services are promoted to our existing and prospective customers through a combination of sales, marketing and co-marketing campaigns.

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

Inter-Dealer Trading Technology. We utilize a sophisticated proprietary electronic trading platform to distribute prices to our customers. Price data are transmitted over our proprietary global private network and also by third-party providers of connectivity to the financial community. Prices are in turn displayed by our proprietary trading desktop application, BGC Trader. BGC Trader is our multi-asset BGC Partners-branded hybrid offering to our customers for voice and electronic execution. This product combines the benefits of our existing hybrid system with a new concept of creative, customer-focused and front-end design. The first asset groups to be incorporated under the BGC Trader banner were foreign exchange options, European corporate bonds, European CDS and iTraxx. We plan to expand the number of products it supports, including other tradable and view-only products in our portfolio. The majority of our global products are supported by this platform in a view only, hybrid/managed, or fully electronic mode. Trades executed by our customers in any mode are eligible for immediate electronic confirmation to straight-through processing hubs. Our proprietary graphical user interface is deployed on thousands of user desktops at hundreds of major banks and institutions.

Fully Electronic Trading Technology. Our eSpeed-branded fully electronic trading system is accessible to our customers through (1) our proprietary front-end trading software, (2) our proprietary application programming interface, which we refer to as “API,” a dedicated software library enabling customers to incorporate our platform directly into their own applications, (3) the Internet, via a browser interface or Java application and (4) software developed in collaboration with Independent Software Vendors and (5) Financial Information eXchange (“FIX”). Our system runs on large-scale hardware located in data centers in the U.S. and the U.K. and is distributed either over our multiple-path global network or via the Internet through links to multiple global Internet service providers.

Our eSpeed-branded electronic marketplaces operate on a technology platform and network that emphasizes scalability, performance, adaptability and reliability. Our technology platform consists of our proprietary, internally developed real-time global network distribution system; our proprietary transaction processing software, which includes interactive matching auction engines, fully integrated credit and risk management systems, pricing engines, analytics and associated middle and back-office operations systems; and customized inventory distribution and auction protocols designed to be used by our customers and partners in their distribution and trading systems and customer interfaces, including Windows, Java, Unix, Linux, our API and Independent Software Vendor access.

Together, these components enable our customers to effect transactions virtually instantaneously, with straight-through processing. Our trading system accepts orders and postings and distributes responses, generally in under 100 milliseconds.

Post-Trade Technology. Our platform automates previously paper and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of many of our customers’ back offices and enabling straight-through processing. In addition to our own system, confirmation and trade processing is also available through third-party hubs including Swapswire, T-Zero, Reuters RTNS, Logicscope and direct straight-through processing in (FIX) for various banks.

We have electronic connections to most mainstream clearinghouses, including the Fixed Income Clearing Corporation (“FICC”), The Depository Trust & Clearing Corporation, Continuous Linked Settlement, Euroclear, Clearstream, Monte Titoli, LCH.Clearnet, Eurex and the CME. We intend to expand the number of clearinghouses to which we connect in the near future.

Systems Architecture. Our systems are implemented as a multi-tier hub and spoke architecture comprised of several components, which provide matching, credit management, market data distribution, position reporting, customer display and customer integration. The private network currently operates from four concurrent data centers (two of which are in London, one of which is in Rochelle Park, New Jersey and one of which is in Trumbull, Connecticut) and 12 hub cities throughout the world acting as distribution points for all private network customers. eSpeed network hubs beyond the core data centers are in Amsterdam, Brussels, Chicago, Frankfurt, Hong Kong, Madrid, Milan, Paris, Singapore, Tokyo, Toronto, and Zurich. The redundant structure of our system provides multiple backup paths and re-routing of data transmission if one spoke of a hub fails.

In addition to our own network system, we also receive and distribute secure trading information from customers using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global customers.

Software Development

We devote substantial efforts to the development and improvement of our hybrid and electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2009, we employed over 425 technology professionals.

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

Risk Management

A significant portion of our revenue is generated through brokerage, where we do not act as principal in transactions. In this case our risk is limited to the brokerage commission earned. Where we act as principal on transactions, our business model focuses on intermediation between buyer and seller for short-dated settlement rather than on positioning securities for sale. As such, our risk profile is limited. We closely monitor and manage our counterparty risk and market risk where it exists. Where we act as principal, trading is primarily conducted on a matched principal basis.

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

In addition, our processes address disaster recovery concerns. We operate most of our technology from dual-primary data centers at our two different London locations. Either site alone is capable of running all of our essential systems. In addition, we have technology running from data centers in New Jersey and Connecticut. Replicated instances of this technology are maintained in our London data centers. All data centers are built and equipped to best-practice standards of physical security with appropriate environmental monitoring and safeguards. Failover for the majority of our systems are automated.

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

The majority of our large inter-dealer broker competitors also sell proprietary market data which compete with our market data offerings. In addition to direct sales, we resell market data through large market data and information providers. These companies have established significant presences on the vast majority of trading desks in our industry. Some of these companies have expanded their product mix to include electronic trading and execution in addition to their traditional market data offerings.

Exchanges

Although our business will often use exchanges to execute transactions brokered in OTC markets, we believe that exchanges have sought and will seek to migrate products traditionally traded in OTC markets by inter-dealer brokers to exchanges. However, we believe that when a product goes from OTC to exchange-traded, the underlying OTC market often continues to experience growth in line with the growth of the exchange-traded contract. As ELX grows its business, we expect it to directly compete with other exchanges in the trading of certain contracts. In addition, IntercontinentalExchange, Inc. (“ICE”) operates both regulated exchanges and OTC execution services, and in the latter it competes directly with inter-dealer brokers in energy, commodities, and credit products. ICE entered these OTC markets primarily by acquiring independent OTC brokers, and we believe that its likely ICE or other exchange operators may seek to compete with us in the future by acquiring other such brokers.

Software Vendors and Others

Certain exchanges and market data companies, such as NASDAQ OMX, license their technology for use by other market participants, including inter-dealer brokers and other exchanges. Such technology is potentially competitive insofar as we may attempt to license our technology in a similar manner as we have to ELX, or as we may to any company or organization that wishes to create or improve a trading system or exchange.

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

Banks and Broker-dealers

According to TABB Group, for a large percentage of all OTC derivatives trades, banks and dealers trade directly between each other without the use of an IDB or other intermediary. In addition, many OTC transactions are conducted entirely in-house using only the bank or broker-dealer’s internal liquidity pools. Therefore, for many potential OTC transactions, IDBs essentially compete with their own customers.

In addition, in certain products and markets, such as in listed equity-related products globally, and a variety of OTC and listed products in smaller markets like Turkey, IDBs sell, broker, and trade products on behalf of both wholesale and institutional customers. Consequently, BGC and its publicly-traded IDB peers can at times both service and compete with its bank and broker-dealer customers. This is generally not the case in the U.S. and U.K. in Rates, Credit, and Foreign Exchange.

Finally, banks and broker dealers have in the past created and/or funded consortia to compete with exchanges and Inter-dealer brokers. For example, ICAP’s inter-dealer businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by ICAP. An example of a current and similar consortium is Tradeweb. Currently, several large banks hold stakes in Tradeweb, an internet-based market intermediary. Thomson Reuters Corporation is Tradweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, one of it’s offerings include a voice and electronic inter-dealer platform for mortgage-backed and U.S. Agency securities. Tradeweb’s management has said that it would like to expand into other inter-dealer markets, and as such may compete with BGC in other areas over time.

Partnership Overview

We believe that our partnership structure is one of the unique strengths of our business. Many of our key brokers have their own capital invested in our business, aligning their interests with our stockholders.

We believe that our partnership structure is an effective tool in recruiting, motivating and retaining key employees. Many brokers are attracted by the opportunity to become partners because the partnership agreement entitles partners to quarterly distributions of income from the partnership. While BGC Holdings limited partnership interests entitle founding/working partners and REU partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such founding/working partner or REU partners are, only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account, excluding any goodwill or going concern value of BGC Partners’ business unless Cantor, in the case of the founding partners, and we, as the general partner of BGC Holdings, otherwise determine, Founding/working partners and REU partners can receive the right to exchange their BGC Holdings limited partnership interests for shares of BGC Partners common stock (if, in the case of founding partners, Cantor so determines (as Cantor has determined to do with respect to a portion of the founding partner interests immediately after the merger) and in the case of working partners and REU partners, the BGC Holdings general partner, with Cantor’s consent, determines otherwise) and thereby realize any higher value associated with BGC Partners common stock. See “Certain Relationships and Related Transactions—Amended and Restated BGC Holdings Limited Partnership Agreement—Exchanges.” We believe that, having invested their own capital in us, partners feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues.

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

The SEC is the federal agency primarily responsible for the administration of federal securities laws, including adopting rules and regulations applicable to broker-dealers (other than government securities broker-dealers) and enforcing both its rules regarding broker-dealers and the Treasury’s rules regarding government securities broker-dealers. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or have registered to do business. In addition, Treasury rules relating to trading government securities apply to such activities when engaged in by broker-dealers. The CFTC is the federal agency primarily responsible for the administration of federal commodities future laws, including the adoption of rules applicable to Futures Commissions Merchants and Designated Contract Markets such as ELX.

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

Throughout 2007, the U.S. securities industry implemented a number of new rules contained in Regulation NMS which made a number of changes to the U.S. national market structure for equity securities. Among other things, Regulation NMS governs how market centers provide access to their quotations in sub-penny increments. Regulation NMS also contains a “Trade-Through Rule” which generally prevents a market center from trading a stock at a price that is worse than an electronically accessible quote for the same security displayed on a competing market.

Additionally, recent events in the credit markets have led to increasing calls by legislators and regulators for increased government oversight of the OTC markets. In particular, portions of the swap market may be required to be centrally cleared through a central clearing organization. Furthermore, it is possible that regulators in some jurisdictions may also require that parts of the swap market to trade on regulated exchanges or through alternative swap execution facilities. In the event that government authorities were to mandate exchange trading for large portions of the OTC markets and we were unable to post on an exchange and execute transactions for us and our customers, or operate as an alternative swap execution facility to intermediate swap transactions for our customers this could negatively impact our business.

U.K. and European Regulation

The Financial Services and Markets Act 2000, which we refer to as the “FSMA 2000,” along with secondary legislation provides the framework in which all forms of financial services business are authorized and regulated.

The FSA is the statutory regulator for the United Kingdom financial services industry. The FSA is an independent non-governmental body that has been given statutory powers by the FSMA 2000. Currently, we have subsidiaries and branches regulated by the FSA (BGC Brokers L.P., BGC International and the U.K. branch of Aurel BGC).

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

As a result of the FSA’s risk assessment of the BGC Partners group’s regulated entities in 2005, the FSA asked that a “skilled person” be appointed to report on various aspects of the finance department’s responsibilities. This process has now been finalized to the satisfaction of the FSA. In February 2010, FSA issued a draft requirement notice under Section 166 of FSMA 2000 to appoint a Skilled Person. The scope of the work is currently being determined but will cover a review of the systems and controls in place relating to client asset and client monies.

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

Other Regulation

Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the United States, in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations
Australia	Australian Securities and Investments Commission and Australian Futures Exchange
Brazil	Brazilian Securities and Exchange Commission, the Central Bank of Brazil and BM&F BOVESPA.
Canada	Ontario Securities Commission
China	China Banking Regulatory Commission
Denmark	Danish Financial Supervisory Authority
France	Banque de France and subsidiary agencies, CECEI (Comité des Établissements de Crédit et des Entreprises d’investissement), CCLRF (Comité Consultatif de la Législation et de la Réglementation Financière), Commission Bancaire and AMF (Autorité des Marchés Financiers)
Hong Kong	Hong Kong Securities and Futures Commission and The Hong Kong Monetary Authority
Japan	Japanese Financial Services Agency
Korea	Ministry of Finance and Economy
Mexico	Banking and Securities National Commission
Russia	Federal Service for Financial Markets
Singapore	Monetary Authority of Singapore
South Africa	Johannesburg Stock Exchange
Switzerland	Swiss Federal Banking Commission
Turkey	Capital Markets Board of Turkey
United Kingdom	Financial Services Authority

Capital Requirements

U.S.

Every U.S.-registered broker-dealer is subject to the Uniform Net Capital Requirements. Similarly, FCMs such as ELX are subject to CFTC capital requirements. The Uniform Net Capital Requirements is designed to ensure financial soundness and liquidity by prohibiting a broker or dealer from engaging in business at a time when it does not satisfy minimum net capital requirements.

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

In the United Kingdom, the FSA imposes regulatory capital requirements on its regulated entities. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and BGC Capital Markets (Hong Kong), Limited are regulated by the Securities and Futures Commission and The Hong Kong Monetary Authority, respectively. BGC Securities (Hong Kong), LLC is subject to non-U.S. net capital requirements. BGC Capital Markets (Hong Kong), Limited does not currently have a capital requirement and is only required to be solvent. In France, ETC Pollak SAS, EPP Holdings SAS and Aurel Leven; in Denmark, BGC Brokers L.P.’s Danish branch; in Australia, BGC Partners (Australia) Pty Limited; in Japan, BGC Shoken Kaisha Limited; in Singapore, a BGC International branch; and in Turkey, AS Menkul, all have non-U.S. net capital requirements imposed upon them by local regulators. In addition, the Eurex and LCH (LIFFE/LME) clearing organizations, of which BGC Partners is a member, also impose minimum capital requirements.

BGC Partners had equity capital for its regulated subsidiaries of $237.6 million and $411.0 million for the years ended December 31, 2009 and 2008, respectively.

Employees

As of December 31, 2009, we employed 1,553 brokers and 30 salespeople and related staff (front office) and another 941 employees (back office). Approximately 33.6% of BGC Partners’ brokers are based in the

Americas, approximately 44.1% are based in Europe, Middle East and Africa (including Turkey) and the remaining approximately 22.3% are based in the Asia-Pacific region. As of December 31, 2009, we had 2,524 total employees. Generally, our employees are not subject to any collective bargaining agreements, except our employees in certain of our European offices, including France, who are covered by national, industry-wide collective bargaining agreements.

Legal Proceedings

See Part I—Item 3. Legal Proceedings.

Our Organizational Structure

On April 1, 2008, BGC Partners OldCo and eSpeed merged and the surviving entity was renamed “BGC Partners, Inc.” Immediately prior to the merger, pursuant to a separation agreement, Cantor transferred certain assets and liabilities to BGC Partners OldCo and/or its subsidiaries.

We are a holding company and our business is operated through two operating partnerships, BGC U.S., which holds our U.S. businesses, and BGC Global, which holds our non-U.S. businesses. In connection with the separation, Maxcor was contributed to BGC Partners OldCo in exchange for BGC Partners OldCo units that became shares of our common stock in the merger and the remainder of the BGC businesses were contributed to the Opcos in exchange for limited partnership interests in the Opcos. In connection with the merger, eSpeed contributed the eSpeed businesses to the Opcos in exchange for limited partnership interests in the Opcos.

The limited partnership interests of the Opcos are held by us and BGC Holdings and the limited partnership interests of BGC Holdings are currently held by Cantor and the founding/working partners. We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. general partnership interest and the BGC U.S. special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC U.S., and the BGC Global general partnership interest and the BGC Global special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC Global, and serves as the general partner of BGC U.S. and BGC Global, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. and BGC Global. BGC Holdings holds its BGC Global general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited.

The following diagram illustrates our ownership structure as of March 1, 2010. The following diagram does not reflect the various subsidiaries of ours, BGC U.S., BGC Global, BGC Holdings or Cantor, or the results of any exchange of BGC Holdings exchangeable limited partnership interests or, to the extent applicable, BGC Holdings founding partner interests or BGC Holdings REUs:

*	Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 33.2% of the voting power and the public stockholders would hold 66.8% of the voting power (and the indirect economic interests in BGC U.S. and BGC Global would remain unchanged).

Stock Ownership

As of March 1, 2010, there were approximately 56,428,098 shares of our Class A common stock outstanding, of which 1,081,369 were held by Cantor and CF Group Management Group, Inc. (“CFGM”), Cantor’s managing general partner. Each share of Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. In addition, as of March 1, 2010, Cantor and CFGM held 26,448,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 83% of our voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. general partnership interest and the BGC U.S. special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC U.S., and the BGC Global general partnership interest and the BGC Global special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC Global, and serves as the general partner of each of BGC U.S. and BGC Global, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. and BGC Global. BGC Holdings holds its BGC Global general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited. In addition, as of March 1, 2010, we indirectly, through wholly-owned subsidiaries, held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of approximately 82,572,238 units and 82,572,238 units, representing approximately 44.3% and 44.3% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. We are a holding company that holds these interests, serves as the general partner of BGC Holdings, and, through BGC Holdings, acts as the general partner of each of BGC U.S. and BGC Global. As a result of our ownership of the general partnership interest in BGC Holdings and BGC Holdings’ general partnership interest in each of BGC U.S. and BGC Global, we consolidate BGC U.S.’s and BGC Global’s results for financial reporting purposes.

Founding/working partners and REU partners directly and Cantor indirectly hold BGC Holdings limited partnership interests. BGC Holdings, in turn, holds BGC U.S. limited partnership interests and BGC Global limited partnership interests and, as a result, founding partners, REU partners and Cantor indirectly have, and working partners have interests in BGC U.S. limited partnership interests and BGC Global limited partnership interests.

Since the merger, and through March 1, 2010, Cantor has distributed an aggregate of 3,164,400 shares of Class A common stock 2,745,482 shares with respect to retained partners and 418,918 shares with respect to founding partners) and is scheduled to distribute the remaining 22,981,340 shares by April 1, 2011. As of March 1, 2010, partners of Cantor owning an aggregated of 10,618,345 shares have elected to defer receipt of their shares and receive a distribution equivalent. In addition, as of March 1, 2010, there were 28,752,712 REUs and 2,723,174 RPUs outstanding. These share amounts reflect the fact that certain retained partners have terminated service since the completion of the merger, with the result that they are not eligible to receive an accelerated distribution of their distribution rights shares.

The BGC Holdings limited partnership interests held by Cantor will be exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, certain of the outstanding founding/working partner units, REUs and RPUs may become exchangeable.

On March 12, 2010, our Audit Committee authorized us or our subsidiaries to sell $150,000,000 aggregate principal amount of 8.75 % Convertible Senior Notes due 2015 to Cantor or one of its affiliates which may include up to $25,000,000 to Howard W. Lutnick and/or his related designees. On March 16, 2010, we executed an agreement with respect to this transaction. We and our affiliates intend to use the proceeds to repay at maturity our outstanding $150.0 million notes due April 1, 2010.

In March 2010, the Amended and Restated BGC Holdings, L.P. limited partnership agreement was further amended by its general partner and Cantor to create two new types of Working Partner Units, PSUs and PSIs. PSUs and PSIs are identical to REUs and RPUs, respectively, except that they have no associated post-termination payments. These new units are expected to be used by us for future compensatory grants, compensation modifications, redemptions of partnership interests and other purposes.

We have commenced a program directed initially at partners based in the United Kingdom (excluding executive officers) to be effected through a redemption, and separate compensation modification proposals, in which PSUs and PSIs would be substituted for REUs and RPUs, respectively. If the redemption is effected, the REUs and RPUs held by the affected partners who participate in the redemption would be redeemed in return for PSUs and PSIs, respectively, and cash. The compensation modification proposals, if effected, would principally result in an additional redemption for cash or the exchangeability of certain of the units received by partners in the redemption or retained by partners who are not subject to the redemption (as well as certain Founding Partner Units held by such partners). This program increases the likelihood that we will pay future compensation in PSUs and PSIs. We currently expect the effect of this redemption will be to reduce our fully-diluted share count by between 1 and 3 percent.

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

In 2008 and 2009, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values continued to decline and access to liquidity continued to be very limited through the first half of 2009. Overall, during fiscal 2008, and the first three quarters of 2009, the market environment was adverse for our business. Although market conditions improved during the fourth quarter of 2009 and in January of 2010 when compared to the year-earlier periods, there can be no assurance that these conditions will continue to improve in the near term. Therefore, our results of operations may continue to be adversely affected.

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

In addition, recruitment and retention of qualified brokers could result in substantial additional costs. We have been and are currently a party to, or otherwise involved in, several litigations and arbitrations involving competitor claims in connection with employee hires and/or departures. We may also pursue our rights through litigation when competitors hire our employees who are under contract with us. We believe such proceedings are common in our industry due to its highly competitive nature. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on our business, financial condition and results of operations. Regardless of the outcome of these claims, we generally incur significant expenses and substantial management time in dealing with these claims.

If we fail to attract new personnel, or fail to retain and motivate our current personnel, or if we incur increased costs associated with attracting and retaining personnel (such as litigations, arbitrations, sign-on or guaranteed bonuses or forgivable loans), our revenues and expenses could be adversely impacted and, as a result, our business, financial condition and results of operations could be materially adversely affected.

We may pursue strategic alliances, acquisitions or joint ventures or hire brokers for new or existing brokerage desks, which could present unforeseen integration obstacles or costs and could dilute the common stock owned by our stockholders. We may also face competition in our acquisition strategy, which may limit our number of acquisitions and growth opportunities.

We have explored a wide range of strategic alliances, acquisitions or joint ventures with other brokers and with other companies that have interests in businesses in which there are brokerage or other strategic opportunities. For example, in December 2007, the Company together with other leading financial institutions announced the establishment of a new joint venture, ELX. We also may seek to hire brokers for new or existing brokerage desks. In addition, from time to time, we have and we expect to continue to evaluate and potentially pursue possible strategic alliances, acquisitions, joint ventures or broker hires. These acquisitions or new hires may be necessary in order for us to enter into or develop new product and geographic areas.

Strategic alliances, acquisitions, joint ventures and new hires involve a number of risks and present financial, managerial and operational challenges, including:

•	potential disruption of our ongoing business and product development and distraction of management;

•	difficulty retaining and integrating personnel and integrating financial and other systems;

•	the necessity of hiring additional management and other critical personnel and integrating them into current operations;

•	litigation and/or arbitration associated with hiring brokerage personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel that are not under our control;

•	potential unfavorable reaction to our strategic alliance, acquisition or joint venture strategy by our customers;

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

•	the upfront costs associated with recruiting brokerage personnel, including those costs associated with establishing a new brokerage desk;

•	conflicts or disagreements between any strategic alliance or joint venture partner and us; and

•	exposure to additional liabilities of any acquired business, strategic alliance or joint venture.

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

In recent years, there has been substantial consolidation and convergence among companies in the brokerage, exchange and financial services industries, resulting in increased competition. Further, in recent months, credit conditions worsened considerably and the landscape of the U.S. financial services industry changed dramatically. During 2008 and 2009, many major U.S. financial institutions consolidated. For example, Bear Stearns was acquired by J.P. Morgan Chase, Lehman Brothers Holdings Inc. declared bankruptcy, Bank of America Corp. acquired Merrill Lynch & Co., Inc. and Wells Fargo acquired Wachovia.

These and other financial services firms are our customers. Continued consolidation in the financial services industry and especially among our customers could lead to the exertion of additional pricing pressure by our customers, impacting the commissions we generate from our brokerage services. Further, the recent consolidation among exchange firms, and expansion by these firms into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads. These developments have increased competition from firms with potentially greater access to capital resources than we have. Finally, consolidation among our competitors other than exchange firms could result in increased resources and product or service offerings for our competitors. If we are not able to compete successfully in the future, our business, financial condition and results of operations could be materially adversely affected.

As we continue to develop our system and infrastructure and expand our brand recognition and customer base through increased hiring of brokers and other personnel, we may incur losses in the future. If our revenues do not increase sufficiently, or even if our revenues increase but we are unable to manage our expenses, we may not achieve and maintain profitability in future periods.

Our liquidity and financial condition have been and could continue to be adversely affected by recent U.S. and international markets and economic conditions.

Liquidity is essential to our business. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business and perceived liquidity issues may affect our customers and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading customers, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Our ability to raise funding in the long-term or short-term debt capital markets or the equity markets, or to access secured lending markets, has been and could continue to be adversely affected by conditions in the U.S. and international markets and economy. Global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent months the volatility has reached unprecedented levels. In particular, our cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. To the extent we are not able to access the capital markets on acceptable terms in the future, we may seek to raise funding and capital through equity issuance or other means. Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with each other or with us.

Current cash balances substantially exceed the sum of upcoming debt maturities plus unsecured letters of credit. All of the cash on the balance sheet, some of which is held at regulated broker dealer subsidiaries, would not be available to meet these potential liquidity needs. We have been evaluating our options with respect to the $150 million of notes payable that mature on April 1, 2010. These options have included, but are not limited to, repayment at maturity with existing available cash resources, raising external debt or equity capital, including convertible debt, to refinance some or all of the maturing notes, entering into an arms’ length borrowing arrangement with Cantor or another party to pay off some or all of the maturing notes, and/or various combinations of the above. On March 12, 2010, our Audit Committee authorized us or our subsidiaries to sell $150,000,000 aggregate principal amount of 8.75 % Convertible Senior Notes due 2015 to Cantor or one of its affiliates, which may include up to $25,000,000 to Howard W. Lutnick and/or his related designees. On March 16, 2010, we executed an agreement with respect to this transaction. We and our affiliates intend to use the proceeds to repay at maturity our outstanding $150.0 million notes due April 1, 2010. Although we expect this transaction to close on or around April 1, 2010, there is no guarantee that the closing will occur on that date or at all.

As result of the recent credit and liquidity crisis in the world financial markets, beginning in September 2008, the FICC substantially increased its clearing margin requirements with respect to our and other customers’ accounts. Following the merger of eSpeed and BGC Partners on April 1, 2008, we received regulatory approval from FINRA for self-clearing our own securities transactions, and we have begun self-clearing transactions in mortgage-backed securities, equities, corporate and other DTC-eligible bonds and repurchase agreements. However, we have not begun to clear our own transactions in U.S. Treasury and U.S. Government Agency securities and there is no assurance at what point we will be able to do so.

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

Our business, financial condition and results of operations could be adversely affected by new regulations or laws or by changes in other regulations or laws or the application thereof.

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

Additionally, recent events in the over the counter derivatives markets have led to numerous calls by the U.S. Executive Branch, European Union (“E.U.”) and other countries’ officials, legislators and regulators for increased oversight and possible regulation of the OTC markets. In particular, portions of the credit default swap market, among other derivative markets, may be required to be centrally cleared. While the situation is dynamic, the U.S. Executive Branch White Paper contemplates legislation requiring trading through an exchange or an electronic platform. In the event that the U.S. government, E.U. or other countries’ authorities ultimately were to mandate central clearing or exchange trading for large portions of the OTC markets and we were unable to arrange for the execution of transactions for us and for our customers through those required forums, or to do so on a competitive basis, our business would be negatively impacted.

Further, the administrations of certain European countries have instituted a series of changes to tax law, including an excise tax on certain compensation payments that, if applicable to us, could have a material adverse effect on our business, financial condition and results of operations. Similarly, the current U.S. administration has proposed a series of changes to tax law, some of which could apply to us. It is not possible to predict if any of these new provisions will be enacted or, if they are, what form they would take. It is possible that one or more of such provisions could negatively impact our costs and our effective tax rate, which would affect our after-tax earnings. If any of such changes to tax law were implemented and/or deemed to apply to us, they could have a material adverse effect on our business, financial condition and results of operations and on our ability to attract and retain executives and brokers.

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

As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us. Similarly, our vendors, including insurance companies and other providers, are subject to normal business risks as well as risks related to the recent U.S. and international market and economic conditions. Failure of any of these vendor institutions could also adversely affect us.

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

Howard W. Lutnick, who serves as our Chief Executive Officer and Chairman, is also the Chairman of the Board, President and Chief Executive Officer of Cantor and President of Cantor Fitzgerald Group Management, Inc. (“CFGM”). Stephen M. Merkel, who serves as our Executive Vice President, General Counsel and Secretary, is employed as Executive Managing Director, General Counsel and Secretary of Cantor. These key employees are not subject to employment agreements with us or any of our subsidiaries although we do have an employment agreement with our President, Shaun Lynn. In addition, Messrs. Lutnick and Merkel also hold offices at various other affiliates of Cantor. Currently Mr. Lutnick spends approximately 50% of his time on our matters, and Mr. Merkel currently spends approximately 50% of his time on our matters, although these percentages may vary depending on business developments at our company or Cantor or any of our or Cantor’s affiliates. As a result, these key employees dedicate only a portion of their professional efforts to our business and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or Cantor. These key employees may not be able to dedicate adequate time to our business and operations and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

The BGC Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of BGC Holdings, may not prevent our key employees, including Messrs. Lutnick and Merkel, who as Cantor partners are not subject to these provisions in the BGC Holdings limited partnership agreement, from resigning or competing against us. See “Certain Relationships and Related Transactions.” In addition, our success has largely been dependent on the efforts of Messrs. Lutnick and Lynn and other executive officers and former executive officers. Should Mr. Lutnick leave or otherwise become unavailable to render services to us, control of BGC Partners would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick. If any of our key employees, including Messrs. Lutnick and Lynn, were to join an existing competitor, form a competing company, offer services to Cantor that compete with our services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our business, financial condition and results of operations.

The failure to integrate successfully the businesses and operations of eSpeed and the BGC businesses acquired from Cantor in the merger could limit our ability to achieve the expected benefits from the acquisition and may adversely affect our future results.

Until the completion of the merger of BGC and eSpeed on April 1, 2008, eSpeed and the BGC businesses, acquired from Cantor in the merger, historically operated as separate companies related primarily through the joint services agreement with Cantor. Our management may continue to face challenges in consolidating the functions of eSpeed and the BGC businesses acquired in the merger, integrating their technologies, organizations, procedures, policies and operations, as well as retaining key personnel. The integration may also continue to be complex and time consuming, and require substantial resources and effort potentially resulting in the diversion of management’s attention for an extended period of time and the incurrence of substantial costs, including costs we may not anticipate. The integration process may also continue to disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect their relationships with employees and others with whom they have business or other dealings or to achieve the anticipated benefits of the merger, including the realization of anticipated cost savings and revenue enhancements. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses combined in the merger, may over time offset the significant transaction and merger-related costs we incurred, this net benefit may not be achieved in the near term, or at all. In addition, difficulties in integrating the businesses of eSpeed and the BGC businesses, acquired from Cantor in the merger, could harm our reputation.

The impact of the separation and merger on the founding partners, REU partners and future working partners may adversely affect our ability to retain, recruit and motivate these persons.

While we believe that our April 2008 separation and merger have promoted retention and recruitment, some founding partners, REU partners and working partners may be more attracted to the benefits of working at a private, controlled partnership or of being a partner in Cantor, which may adversely affect our ability to retain, recruit and motivate these persons. The impact of the separation on the founding partners, REU partners, working partners and other employee retention and recruitment remains uncertain.

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

While these BGC Holdings limited partnership interests entitle founding/working partners and REU partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such founding/working partners or REU partners are, unless Cantor, in the case of the founding partners, and us, as the general partner of BGC Holdings, otherwise determine, only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account, if any, and not any goodwill or going concern value of BGC Partners’ business. Further, certain working partner units, such as PSUs and PSIs, have no right to a post termination payment. Moreover, unlike Cantor, founding/working partners and REU partners have no right to exchange their BGC Holdings limited partnership interests for shares of BGC Partners common stock (except, in the case of founding partners, as otherwise determined by Cantor in accordance with the terms of the BGC Holdings limited partnership agreement, and Cantor has provided that certain founding partner interests are exchangeable with us for Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), in accordance with the terms of the BGC Holdings limited partnership agreement and, in the case of REU partners, as set forth in the terms and conditions of the grant) and thereby realize any higher value associated with BGC Partners capital stock.

The BGC Holdings limited partnership interests are also subject to redemption, with respect to the founding partners, upon mutual agreement of Cantor and the general partner of BGC Holdings, and with respect to the working partners and REU partners, at the election of the general partner of BGC Holdings, and subject founding/working partners and REU partners to non-competition and non-solicitation covenants, as well as other obligations. In addition, the exercise of Cantor’s right to purchase from BGC Holdings, founding partner interests and, in certain circumstances, working partner interests and REU interests (in each case, that have not become exchangeable) redeemed by BGC Holdings will result in the share of distributions of income from the operations of BGC Partners’ business on other outstanding BGC Holdings limited partnership interests, including those held by founding/working or REU partners, to remain the same rather than increasing as would be the case if such interests were redeemed by BGC Holdings.

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

Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability. The brokerage and financial services industry, as in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. On a consolidated basis, for the year ended December 31, 2009 and the year ended December 31, 2008, over 90% of our total revenues were generated by brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third and fourth quarters of 2008 and continued throughout 2009. Our operations may suffer to the extent that ongoing market volatility causes individuals and institutional traders and other market participants to curtail or forego trading activities. These events could have a material adverse effect on our results and profitability. These factors include:

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

Changes in legislation and in the rules and regulations promulgated by the SEC, the CFTC, the U.S. Department of Treasury, which we refer to as the “Treasury,” the FSA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions in the way we conduct our business. For example, the U.S. Congress, the Treasury, the Board of Governors of the Federal Reserve System and the SEC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. markets. In Europe, the implementation of the Markets in Financial Instruments Directive in Europe, which we refer to as the “MIFID,” in November 2007 involved wide-ranging changes to European financial services regulation. Future legislation and/or regulation, and uncertainties resulting from the possibility of legislation and/or regulation, could adversely impact our business. Failure to comply with any of these laws, rules or regulations could result in fines, limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon us. Changes in tax laws, such as the bank payroll taxes introduced in the U.K. and France at the end of the 2009, could have a material adverse effect on our compensation policies or business, financial condition and results of operations. Further, new rules and regulations proposed, or which may be proposed, by the new U.S. president and his administration could have a significant impact on our business. See also “Risk Factors—Our business, financial condition and results of operations could be adversely affected by new regulations or by changes in other regulations or the application thereof.”

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

Due to our current customer concentration, a loss of one or more of our significant customers could harm our business, financial condition and results of operations.

For each of the years ended December 31, 2009 and 2008, and on a consolidated basis, our top 10 customers, collectively, accounted for approximately 43% and 32% of our total revenues, respectively. We have limited long-term contracts with these customers. If we were to lose one or more of these significant customers for any reason, including the recent consolidation in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our business, financial condition and results of operations would suffer.

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

We provide some brokerage services to our customers in the form of matched principal transactions, in which we act as a “middleman” by serving as counterparty for identified buyers and sellers in matching, in whole or in part, reciprocal back-to-back trades. These principal transactions are then settled through clearing institutions with which we have a contractual relationship.

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

All trades executed on the eSpeed platform settle for clearing purposes against Cantor Fitzgerald & Co. (“CFC”), a BGC affiliate. CFC is a member of FINRA (formerly NASD) and the Fixed Income Clearing Corporation, a subsidiary of the Depository Trust & Clearing Corporation. CFC, BGC, and other affiliates participate in U.S. Treasuries as well as other markets by posting quotations for their account and by acting as principal on trades with platform users. Such activity is intended, among other things, to assist CFC, BGC, and their affiliates in managing their proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

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

We currently provide services and products to customers in North America, Europe and the Asia-Pacific region through offices in New York and London, as well as Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Sao Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo and Toronto and we may seek to further expand our operations. On a consolidated basis, revenues from foreign countries were $875.9 million, or 75.3% of total revenues, and $906.8 million, or 73.8% of total revenues, for the years ended December 31, 2009 and 2008, respectively. There are certain additional political, economic, legal, regulatory, operational and other risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

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

Our business is global and exchange rate fluctuations impact our results.

We are exposed to risks associated with changes in foreign exchange rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of revenues and expenses, in particular with regard to British Pounds and Euros. In addition, changes in the remeasurement of our foreign currency denominated net assets are recorded as part of our results of operations and fluctuate with changes in foreign currency rates. We monitor the net exposure in foreign currencies on a daily basis and hedge our exposure as deemed appropriate with highly rated major financial institutions. However, potential movements in the U.S. dollar against other currencies in which we earn revenues could also adversely affect our financial results.

Our business is geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Historically, our operations have been substantially located in the United Kingdom and the United States. While we are expanding our business to new geographies, we are still highly concentrated in these geographies. Because we derived approximately 42.9% and approximately 24.7%, respectively, of our total revenues on a consolidated basis for the year ended December 31, 2009, from our operations in the United Kingdom and the United States, respectively, and approximately 46.2% and approximately 26.2%, respectively, of our total revenues on a consolidated basis for the year ended December 31, 2008, from our operations in the United Kingdom and the United States, respectively, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. Moreover, due to the concentration of our business in these geographies, our business is less diversified and, accordingly, is subject to greater regional risks than some of our competitors.

We are leveraged, which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations under our indebtedness.

We are leveraged. As of the closing of the merger on April 1, 2008, we, through our subsidiary, BGC U.S., assumed $150,000,000 of Cantor Fitzgerald, L.P. $250,000,000 aggregate principal amount 5.19% senior notes, due April 1, 2010, (“Cantor’s senior notes”) pursuant to a note purchase agreement, dated as of March 31, 2008, (the “note purchase agreement,”) which are with third-party institutions and contains covenants that limit our ability to take selected actions or set financial tests for our business, including covenants pertaining to the incurrence of additional indebtedness, compliance with law, maintenance of insurance, maintenance of properties and payment of taxes. We refer to the notes issued pursuant to the note purchase agreement as the “BGC U.S. notes.” Pursuant to the guaranty of the notes dated as of March 31, 2008, (the “Company guaranty”) we must maintain consolidated capital in an amount not less than $227,500,000 as of the end of each fiscal quarter and cannot permit our consolidated debt to exceed 60% of our consolidated capitalization; provided, however, that if our consolidated debt exceeds 55%, then the applicable interest rate of the BGC U.S. notes will be increased by 0.25% per annum. These covenants in the note purchase agreement and the Company guaranty could limit our ability to take advantage of certain business opportunities that may arise. In addition, if we are unable to maintain compliance with these covenants, the holders of such indebtedness could declare a default, thereby causing the debt to become immediately due and payable at a premium. If a default were to occur and we were unable to meet our obligations, we would be forced to restructure or refinance our indebtedness, sell additional equity or sell assets, which we may not be able to do on favorable terms or at all. Pursuant to the separation agreement, we will make semi-annual payments to Cantor during the term of the BGC U.S. notes equal to the difference between 7.5% and the applicable interest rate of the BGC U.S. notes.

Current cash balances substantially exceed the sum of upcoming debt maturities plus unsecured letters of credit. All of the cash on the balance sheet, some of which is held at regulated broker dealer subsidiaries, would not be available to meet these potential liquidity needs. We have been evaluating our options with respect to the $150 million of notes payable that mature on April 1, 2010. These options have included, but are not limited to, repayment at maturity with existing available cash resources, raising external debt or equity capital, including convertible debt, to refinance some or all of the maturing notes, entering into an arms’ length borrowing arrangement with Cantor or another party to pay off some or all of the maturing notes, and/or various combinations of the above. On March 12, 2010, our Audit Committee authorized us or our subsidiaries to sell $150,000,000 aggregate principal amount of 8.75 % Convertible Senior Notes due 2015 to Cantor or one of its affiliates, which may include up to $25,000,000 to Howard W. Lutnick and/or his related designees. On March 16, 2010, we executed an agreement with respect to this transaction. We and our affiliates intend to use the proceeds to repay at maturity our outstanding $150,000,000 notes due April 1, 2010. Although we expect this transaction to close on or around April 1, 2010, there is no guarantee that the closing will occur on that date or at all.

Our indebtedness could have important consequences, including:

•

it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy; and

•

there would be a material adverse effect on our business, financial condition and results of operations if we were unable to service our indebtedness or obtain additional financing or refinance our existing debt as needed.

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

We are dependent upon the availability of adequate funding and sufficient regulatory and clearing capital. Clearing capital is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and capital contributions by limited partners of Cantor. We have also relied on Cantor’s support to clear our transactions in U.S. Treasury and U.S. government agency products since the merger on April 1, 2008. Because each of BGC U.S. and BGC Global is expected to distribute, on a quarterly basis, all of its net income to its limited partners, we may not have sufficient internally generated funds and may need to ease this policy or raise additional funds. If for any reason we need to raise additional funds, including in order to meet increased clearing capital requirements arising from growth in our brokerage business and the recent increase in clearing capital requirements set by the FICC, to complete acquisitions or otherwise, we may not be able to obtain additional financing when needed, particularly in light of the extreme volatility and disruption in the capital and credit markets over the last two years. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or respond to competitive pressure or unanticipated requirements.

Our business is substantially concentrated on rates products and could be significantly affected by any downturn or negative fluctuations in the rates product market.

We offer our services in four broad product categories: rates, credit, foreign exchange and other asset classes. However, our brokerage revenues are substantially derived from our rates products, which accounted for approximately 48.9% and approximately 49.5% of our total brokerage revenues on a consolidated basis, for the years ended December 31, 2009 and 2008, respectively. While we focus on expanding and diversifying our product offerings, we are currently exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our operations on rates products subjects our results to a greater market risk than if we had a more diversified products offering.

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

Many aspects of our business involve substantial risks of liability and, in the normal course of business, we have been a party to lawsuits, arbitrations, investigations and other actions involving primarily claims for damages. Regulatory inquiries and subpoenas or other requests for information or testimony in connection with litigation may cause us to incur significant expenses, including fees for legal representation and fees associated with document production. The risks associated with such potential liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The expansion of our business, including into new areas, imposes additional risks of liability. A settlement of, or judgment related to, any such claim, litigation, arbitration, investigation or other action could result in civil or criminal liability, fines, limitations on business activities and other sanctions and otherwise have a material adverse effect on our results of operations and financial condition. Any such action could also cause us significant reputational harm, which, in turn, could seriously harm our business and prospects. In addition, regardless of the outcome of these lawsuits, arbitrations, investigations and other actions, we may incur significant legal and other costs, including substantial management time, dealing with such matters, even if we are not a party to the litigation or a target of the inquiry.

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

A portion of our total revenues, approximately 1.5% and 1.6% on a consolidated basis for the years ended December 31, 2009 and 2008, respectively, is derived from the sale of market data to third parties. BGCantor Market Data (formerly Cantor Market Data) is the exclusive source of real-time proprietary pricing and other data we derive for certain U.S. and European securities and derivatives. If customers cease buying data or making payments, or if new legislation or regulation were enacted affecting our right to sell or distribute this market data, it could have an adverse effect on our business.

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

Our success is dependent, in part, upon our intellectual property. We generally rely primarily on trade secret, contract, copyright, trademark and patent law to establish and protect our rights to proprietary technologies, methods and products. It is possible that third parties may copy or otherwise obtain and use our proprietary technologies without authorization or otherwise infringe on our rights. We cannot assure you that our intellectual property rights are sufficient to protect our competitive advantages. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws in the United States. We may also face claims of infringement that could interfere with our ability to use intellectual property or technology that is material to our business operations. For example, we have been subject to new and ongoing claims by Trading Technologies International, Inc., which we refer to as “TT.” While certain of our current products were determined in the dispute with TT to not infringe, TT has made claims with respect to other products. If any of these claims is ultimately successful, in addition to paying damages, we may be required to modify or withdraw certain products from the market. Restrictions on the distribution of some of the market data generated by our brokerage desks could limit the comprehensiveness and quality of the data we are able to distribute or sell. Although we have taken steps to protect ourselves, we may not be able to protect our technology from disclosure or from other developing technologies that are similar or superior to our technology.

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

We license databases and other software from third parties, much of which is integral to our systems and our business. The licenses are terminable if we breach our obligations under the license agreements. If any material relationships were terminated or adversely changed or amended, or if any of these third parties were to cease doing business, we may be forced to spend significant time and money to replace the licensed software, and our ability to operate our business may be materially adversely affected. Although we take steps to locate replacements, there can be no assurance that the necessary replacements will be available on reasonable terms, if at all. There can be no assurance that we will have an ongoing license to use all intellectual property which our systems require, the failure of which could have a material adverse effect on our business.

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

During the quarter ended June 30, 2009, our management identified a material weakness in our internal controls related to four unauthorized trades and failure to submit confirmations in one of our foreign offices. We determined that we lacked certain controls with respect to the activities of the broker and that the operational and risk management controls in place to monitor the broker’s activities were not properly performed in this instance and therefore were not effective with respect to this event. Performance of secondary controls resulted in the identification of these trades, which management believes was an isolated occurrence. During the quarter ended September 30, 2009 the Company’s management implemented control enhancements to remediate this material weakness in internal controls. These control enhancements included: improving management oversight controls to enable increased awareness of unauthorized or unmatched activity; increased controls around monitoring and recording of client instructions and settlements; enhanced procedures for pre-settlement matching of trades; automated trade confirmation processes; implementing a process to ensure that all trade date reconciliation procedures are being properly performed and reviewed; and improved management reporting regarding compliance and risk monitoring and P&L. Although this material weakness has been remediated as of December 31, 2009, there can be no assurance that a similar incident could not occur.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.

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

The 2008 separation and merger might be challenged by creditors as a fraudulent transfer or conveyance, and equity holders and creditors of the entity held liable could be adversely affected should a court agree with such a challenge.

Although we do not believe that the 2008 separation or the merger resulted in a fraudulent conveyance or transfer, if a court in a suit by an unpaid creditor or representative of creditors of Cantor or another entity transferring consideration to pre-merger BGC Partners or us, such as a trustee in bankruptcy, or Cantor or such other entity itself, as debtor-in-possession in a reorganization case under Title 11 of the U.S. Code, were to find that:

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

•	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities, including Cantor’s and our brokerage and financial services;

•	labor, tax, employee benefits, indemnification and other matters arising from the separation or the merger;

•	intellectual property matters;

•	business combinations involving us;

•	conflicts between our agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

•	competition between our and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses;

•	the nature, quality and pricing of administrative services to be provided by Cantor and/or Tower Bridge International Services, L.P., which we refer to as “Tower Bridge”; and

•	provision of clearing capital and potential and existing loans.

We also expect Cantor to manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us including those relating to acquisitions or offerings by us involving issuances of Class A common stock or Class B common stock, or securities convertible or exchangeable into shares of Class A common stock or Class B common stock, that would dilute the voting power in us of the holders of BGC Holdings exchangeable limited partnership interests.

In addition, Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own business and/or of the relationships that exist between and among Cantor and us. Any future related party transaction or arrangement between Cantor and us, until Cantor ceases to hold 5% of our voting power, is subject to the prior approval by a majority of our independent directors, but generally does not otherwise require the separate approval of our stockholders, and if such approval is required, Cantor will retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders.

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

The market price of our Class A common stock has fluctuated significantly and may continue to do so. In addition, future sales of shares of Class A common stock could adversely affect the market price of our Class A common stock. BGC Partners stockholders, other than Cantor and its affiliates, could be diluted by such future sales and be further diluted upon exchange of BGC Holdings limited partnership interests into our common stock and upon issuance of additional BGC US and BGC Global limited partnership interests to BGC Holdings as a result of future issuances of BGC Holdings limited partnership interests. We have also repurchased shares of our Class A common stock from time to time, and may actively do so or cease doing so at any time.

The market price of our Class A common stock has fluctuated widely since eSpeed’s initial public offering in December 1999 and the market price of Class A common stock may continue to do so depending upon many factors, including our actual results of operations and perceived prospects, the prospects of our competition and of the financial marketplaces in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, seasonality, changes in general valuations for companies in our business segment, changes in general economic or market conditions and broad market fluctuations.

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

We have registered under the U.S. Securities Act of 1933, as amended, which we refer to as the “Securities Act,” 100,430,000 shares of common stock, which are reserved for issuance upon exercise of options, restricted stock, exchange rights and other incentive compensation granted under our Long-Term Incentive Plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. We may in the future register additional shares of common stock under the Securities Act that become reserved for issuance under our Long-Term Incentive Plan or other benefit plans. In addition, we have registered under the Securities Act 425,000 shares of common stock issuable under our stock purchase plan.

Beginning on March 31, 2009, the first anniversary of the completion of the separation, Cantor was permitted to exchange all of its BGC Holdings limited partnership interests.

The BGC Holdings founding partner interests that Cantor has provided are exchangeable with us for Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), in accordance with the terms of the BGC Holdings limited partnership agreement, are as follows and are described in further detail in “Certain Relationships and Related Transactions and Director Independence”:

•	20% of the BGC Holdings founding partner interests held by each founding partner (other than Messrs. Amaitis and Lynn) (an aggregate of 3,154,991 interests) are exchangeable at any time.

•

(1) 1,100,000 of the 3,160,215 BGC Holdings founding partner interests held by Mr. Amaitis at the closing of the merger became exchangeable upon the closing of the merger and 491,701 of which were exchanged by Mr. Amaitis in April 2009, 400,000 were exchanged in November 2009 and the remaining 208,299 were exchanged in early 2010.

•

(1) 600,000 of the 2,515,898 BGC Holdings founding partner interests held by Mr. Lynn at the closing of the merger became exchangeable upon the closing of the merger and 500,000 of which were exchanged by Mr. Lynn in February 2010. The remaining shares have or will become exchangeable over eight years.

Any working partner interests that are issued will not be exchangeable with us unless otherwise determined by us with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest. The shares ultimately issuable pursuant to the BGC Holdings REUs, RPUs, PSUs, PSIs or other partnership units

(if exchangeable) and the RSUs that were issued upon the closing of the merger and subsequently would be shares of common stock issued pursuant to our Long-Term Incentive Plan or similar plan.

In connection with the merger, 111,890,929 shares of common stock were reserved for issuance upon the exchange of the BGC Holdings exchangeable limited partnership interests, which are entitled to registration rights under the terms of a registration rights agreement with Cantor that we assumed as a part of the merger, which we refer to as the “separation registration rights agreement,” and BGC Holdings founding partner interests (if exchangeable) and BGC Holdings REUs (if exchangeable). In addition, shares of common stock issuable upon conversion of shares of Class B common stock held by Cantor are entitled to registration rights under a registration rights agreement entered into in connection with the formation of eSpeed, which we refer to as the “formation registration rights agreement.” In light of the number of shares of common stock issuable in connection with the full exchange of the BGC Holdings exchangeable limited partnership interests, BGC Holdings founding partner interests (if exchangeable), and BGC Holdings REUs, RPUs, PSUs, PSIs or other partnership units (if exchangeable), the price of common stock may decrease and our ability to raise capital through the issuance of equity securities may be adversely impacted as these exchanges occur and transfer restrictions lapse.

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

Anniversary of the merger (April 1, 2008)	Number of shares of our common stock that are required to be distributed by Cantor in respect of the distribution rights(1)
12 month	4,975,551
18 month	5,703,508
24 month	8,181,089
30 month	1,166,992
36 month	2,954,200

Total	22,981,340

(1)	As of December 31, 2009. Includes distribution rights shares which certain Cantor partners have elected to defer until a later time.

Cantor has offered to its partners the opportunity to elect to defer their receipt of the distribution right shares and receive a distribution equivalent rather than making an immediate issuance of such shares in the form of Class A Common Stock. Cantor partners who elect to defer their right to such shares are entitled to receive their shares of Class A Common Stock upon written notice to Cantor. Shares will be delivered on such subsequent dates as shall be determined by Cantor in its administrative discretion and Cantor shall have a right to defer such issuances for up to 3 months, although Cantor generally makes such issuances on a quarterly basis to its partners. Of the 13,316,917 shares of Class A Common Stock Cantor has been required to distribute to retained partners since the 2008 merger, as of December 31, 2009, partners currently having rights to 10,618,345 shares have elected to defer receipt.

As of March 31, 2010, the aggregate number of remaining shares of Class A Common Stock that CFLP will be required to distribute to retained and founding partners will be 22,981,340 shares of Class A Common Stock (20,301,276 shares with respect to retained partners and 2,680,064 shares with respect to founding partners).

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

In addition to the table above, the managing general partner of Cantor will be able to grant earlier distribution of the shares in its discretion, as it did with respect to an additional 6,073,355 shares and 458,369 shares in connection with our public offering in June 2008 and stock repurchases by us in September 2008, respectively. Similarly, in connection with the founding partners’ charitable donations, Cantor has periodically agreed to accelerate the distribution of distribution rights shares solely to permit such founding partners to donate such shares to The Cantor Fitzgerald Relief Fund or other charities.

In addition, we have issued shares of our common stock, warrants and convertible preferred stock and granted registration rights in connection with certain of our strategic alliances.

During 2009, we repurchased 4,023,959 shares of Class A common stock at an aggregate purchase price of $7,902,170 million. The 4,023,959 reacquired shares were designated treasury shares and will be used for general corporate purposes. As of December 31, 2009, $32.4 million was remaining from the authorization of our board of directors and our audit committee to repurchase our Class A common stock, BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. We may continue to make stock repurchases in 2010 and from time to time we may actively repurchase shares and may cease making repurchases at anytime.

In 2009, an aggregate of 4,438,765 shares were issued upon exchange of exchangeable founding partner units. In order to facilitate receipt of the shares by the partners of BGC Holdings and receipt of distribution rights shares to be received by partners of BGC Holdings and Cantor, as well as subsequent sales of such shares, we and Cantor have made arrangements for such partners to open brokerage accounts with an investment bank. These accounts facilitate repayment by any such partners of any partnership loans or other amounts payable to Cantor or us.

On March 10, 2010, 208,151 shares of Class A Common Stock were exchanged by a certain founding partner and 133,580 distribution rights shares were issued by Cantor to a certain retained partner. Further, on that date, we repurchased the aggregate of 541,731 shares of Class A Common Stock at an aggregate purchase price of $2,862,773. Therefore, as of March 10, 2010, $29.5 million was remaining from the $100 million buyback authorization.

On March 12, 2010, our Audit Committee authorized us or our subsidiaries to sell $150,000,000 aggregate principal amount of 8.75 % Convertible Senior Notes due 2015 to Cantor or one of its affiliates which may include up to $25,000,000 to Howard W. Lutnick and/or his related designees. On March 16, 2010, we executed an agreement with respect to this transaction. We and our affiliates intend to use the proceeds to repay at maturity our outstanding $150.0 million notes due April 1, 2010.

In March 2010, the Amended and Restated BGC Holdings, L.P. limited partnership agreement was further amended by its general partner and Cantor to create two new types of Working Partner Units, PSUs and PSIs. PSUs and PSIs are identical to REUs and RPUs, respectively, except that they have no associated post-termination payments. These new units are expected to be used by us for future compensatory grants, compensation modifications, redemptions of partnership interests and other purposes.

We have commenced a program directed initially at partners based in the United Kingdom (excluding executive officers) to be effected through a redemption, and separate compensation modification proposals, in which PSUs and PSIs would be substituted for REUs and RPUs, respectively. If the redemption is effected, the REUs and RPUs held by the affected partners who participate in the redemption would be redeemed in return for

PSUs and PSIs, respectively, and cash. The compensation modification proposals, if effected, would principally result in an additional redemption for cash or the exchangeability of certain of the units received by partners in the redemption or retained by partners who are not subject to the redemption (as well as certain Founding Partner Units held by such partners). This program increases the likelihood that we will pay future compensation in PSUs and PSIs. We currently expect the effect of this redemption will be to reduce our fully-diluted share count by between 1 and 3 percent.

Because our voting control is concentrated among the holders of Class B common stock, the market price of Class A common stock may be adversely affected by disparate voting rights.

As of December 31, 2009, Cantor beneficially owned 82.8% of our voting power. As long as Cantor beneficially owns a majority of our combined voting power, it will have the ability, without the consent of the public stockholders, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, such as when transferred to an entity controlled by Cantor or Howard W. Lutnick, the shares of Class B common stock issued to Cantor may be transferred without conversion to Class A common stock.

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

We are a holding company with no direct operations and will be able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. and BGC Global. BGC U.S. and BGC Global intend to distribute to their limited partners, including us, on a pro rata and quarterly basis, cash that is not required to meet BGC U.S.’s and BGC Global’s anticipated business needs. As a result, BGC U.S.’s and BGC Global’s ability, and in turn our ability, to make any distributions will depend upon the continuing profitability and strategic and operating needs of our business, including various capital adequacy and clearing capital requirements promulgated by regulatory, banking and exchange authorities to which our subsidiaries are subject. We expect to pay not less than 75% of our post-tax distributable earnings per fully diluted share as cash dividends to all common stockholders, with the balance of such distributable earnings to be available to repurchase shares of our common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. Our board of directors and our audit committee have authorized repurchases of our common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor or our executive officers, at the volume weighted average price, to the extent available, of such securities on the date on which such purchase or repurchase is made, or, in some cases, at the closing stock price. As of March 10, 2010, we had $29.5 million remaining under this stock repurchase authorization and may continue to make stock repurchases from time to time, we may actively repurchase shares and may cease making purchases at anytime. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in BGC U.S.’s and BGC Global’s respective businesses, although we have no current plans to do so nor do we expect to so long as we maintain our current dividend policy. As a result, there can be no assurance that future dividends will be paid. See “Dividend Policy”.

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

We have offices in the United States, Europe, United Kingdom, South America and Asia. Our principal executive offices are located at space at 499 Park Avenue, New York, New York. For 2009, such rental expense for our executive offices was approximately $0.2 million and anticipated to be approximately $0.2 million in 2010. We also occupy a large space at 199 Water Street, New York, New York. Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the 16-year term of the lease for such spaces.

Our largest presence outside of the New York metropolitan area is in London. In the second quarter of 2006, we relocated our principal London office to One Churchill Place, Canary Wharf.

We occupy a concurrent computing center in Rochelle Park, New Jersey. In March 2007, we opened an additional data center in Trumbull, Connecticut. Our U.S. operations also lease office space in Boston, Massachusetts, Chicago, Illinois, Dallas, Texas, Los Angeles, California, Shrewsbury, New Jersey and Sarasota, Florida. In addition to our London location, our foreign operations lease office space in Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Sao Paulo, Seoul, Singapore, Sydney, Tokyo and Toronto. We believe that our facilities are adequate for our current operations.

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

The National Australia Bank Limited, which we refer to as “NAB,” filed a claim in September, 2007 in the Supreme Court of Victoria against BGC International, which we refer to as “BGCI,” and BGC Capital Markets (Japan) LLC (formerly known as Cantor Fitzgerald LLC), which we refer to as “BGC Capital Markets (Japan).” On January 21, 2009, NAB filed a Notice of Discontinuance with the Court. From September 2001 through January 2004, NAB employees who traded in foreign exchange options allegedly lost substantial amounts of money and allegedly overstated the positions and profit which they held. NAB claims that BGCI and BGC Capital Markets (Japan) allegedly provided misleading and deceptive independent revaluation rates to NAB’s middle office, which were then purportedly relied upon by NAB. NAB alleges that the supply of these revaluation rates prevented NAB from discovering the true position of the currency options portfolio and that it subsequently sustained trading losses of AUD 311 million (or, based on an exchange rate of .8994 at December 31, 2009, approximately $279.7 million). The 2006 NAB annual report claims that NAB’s total loss amounted to AUD 539 million (or, based on an exchange rate of .8994 at December 31, 2009, approximately $484.8 million), implying that its consequential losses amounted to AUD 228 million (or, based on an exchange rate of .8994 at December 31, 2009, approximately $205.1 million). Based on the information provided, BGCI and BGC Capital Markets (Japan) believe that they have substantial defenses in respect of the losses claimed by NAB. On January 21, 2009, NAB filed a Notice of Discontinuance with the Court.

On February 15, 2006, the SEC issued a formal order of investigation into trading by certain inter-dealer brokers in the government and fixed income securities markets. The formal order alleges that the broker-dealers named therein, including us, (1) may have made fictitious quotations or made false or misleading statements about the prices at which U.S. Treasury or other fixed income securities would be purchased or sold, (2) may have fabricated market quotations or trading activity in U.S. Treasury or other fixed income securities to stimulate trading and to generate commissions, (3) may have engaged in “front running” or “interpositioning,” (4) may have engaged in fraudulent, deceptive or manipulative acts to induce the purchase or sale of government securities, (5) may have failed to keep and preserve certain books and records as required by the SEC and/or the Treasury and (6) may have failed to supervise with a view to preventing violations of applicable rules and regulations as required by the Exchange Act. We are cooperating in the investigation, which as been inactive for over a year. Our management believes that, based on the currently available information, the final outcome of the investigation will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International Ltd., ECCO LLC and ECCO Ware LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint, denying the infringement allegations, and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct by TT before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The District Court consolidated for certain discovery and Markman hearing purposes our case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, providing the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed’s and ECCO’s products. As a result, the remaining products at issue in the case were the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since around the end of 2004. TT moved for reconsideration of that summary judgment ruling, which the Court denied. The trial began on September 10, 2007 and ended on October 4, 2007. On October 10, 2007 a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded TT damages in the amount of $3.5 million. On

January 3, 2008, the Court granted eSpeed’s motion for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for new trial. On February 6, 2008, eSpeed’s remittitur motion was conditionally granted, and on February 12, 2008, TT indicated by letter that it accepted the remittitur, which would reduce the principal amount of the verdict to $2,539,468 Although the District Court’s “Final Judgment in a Civil Case” contained no provision for monetary damages, TT’s motion for pre-judgment interest was granted, and interest was set at the prime rate, compounded monthly. A hearing on inequitable conduct was held on April 3-4, 2008. On May 7, 2008, the Court held that TT did not engage in inequitable conduct during the prosecution of the patents in suit. On May 23, 2008, the Court granted TT’s motion for a permanent injunction, and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were assessed by the Court clerk in the amount of $3,321,776 against eSpeed. eSpeed filed a motion to strike many of these costs, which has been stayed pending resolution of the appeal referred to below. Both parties have appealed to the United States Court of Appeals for the Federal Circuit, which heard arguments in the case on August 4, 2009 and issued an opinion on February 25, 2010 affirming the District Court on all issues presented on appeal. Either or both sides may file petitions for rehearing, which are due by March 29, 2010. If TT ultimately prevails in the litigation, we may be required to pay TT damages and/or certain costs, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. We have accrued the amount of the District Court jury’s verdict remitted plus interest and a portion of the preliminarily assessed costs that would cover the amount, if any were actually awarded. The Company has learned that on February 3, 2010, TT filed another civil action against it in the Northern District of Illinois, alleging infringement of three additional patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651,

and by later amendment to the complaint No. 7,676,411, by the eSpeedometer product. The Company has not been served with the complaint as of the date hereof.

Since August 2009, approximately 80 employees of subsidiaries of Tullett Prebon plc (“Tullett”) have signed contracts for future employment with affiliates of BGC and/or have started working for affiliates of BGC in the New York metropolitan area. Many of these individuals were employees at will of Tullett’s subsidiaries, although some of them had employment agreements with those subsidiaries. Certain of the employees with employment agreements commenced FINRA arbitrations against Tullett subsidiaries on the grounds that the Tullett subsidiaries breached those agreements and/or that certain restrictions in those agreements are unenforceable. In one of these arbitrations, certain employees of the Treasury Desk assert claims against Tullett Liberty Brokerage Inc. for, among other things, fraud, breach of contract, breach of the covenant of good faith and fair dealing, and declaratory judgment as a result of its repeated promising of, and failing to deliver, electronic support for their business (a development noted by certain stock analysts). In the other arbitration, certain employees who had sold their interest in Chapdelaine Corporate Brokers, Inc. to a Tullett subsidiary seek a determination that Tullett subsidiaries have fraudulently engaged in improper practices contrary to the sale agreement with the effect of depriving them of significant payments, as well as certain other matters.

On August 25, 2009, Tullett Liberty Securities LLC (“Tullett Liberty”) informed BGC that it had filed a claim with FINRA dispute resolution (the “FINRA Arbitration”) in New York, New York against BGC Financial, L.P., an affiliate of BGC, (“BGC Financial”), one of BGC Financial’s officers, and certain persons formerly or currently employed by Tullett subsidiaries. On January 22, 2009, Tullett Liberty filed an Amended Statement of Claim in the FINRA Arbitration (“FINRA FASOC”), adding Tullett Prebon Americas Corp. (“Tullett Americas,” together with Tullett Liberty, the “Tullett Subsidiaries”) as a claimant, and adding 35 individual employees, who were formerly employed by either of the Tullett Subsidiaries, as respondents. In the FINRA FASOC, the Tullett Subsidiaries allege that BGC Financial harmed their inter-dealer brokerage business by hiring 79 of their employees, and that BGC Financial aided and abetted various alleged wrongs by the employees, engaged in unfair competition, misappropriated trade secrets and confidential information, tortiously interfered with contract and economic relationships, and violated FINRA Rules of Conduct. The Tullett Subsidiaries also alleged certain breaches of contract and duties of loyalty and fiduciary duties against the employees. BGC Financial has generally agreed to indemnify the employees. The Tullett Subsidiaries claim compensatory damages of not less than $779 million and exemplary damages of not less than $500 million. The Tullett Subsidiaries also seek costs and permanent injunctions against the defendants.

The Tullett entities have requested that FINRA consolidate the FINRA Arbitration with the other actions commenced before FINRA by the individual brokers, as well as two additional actions commenced against BGC Financial by two brokers who were briefly employed there before returning to Tullett Liberty. The parties are currently discussing the contours of a such a consolidated FINRA proceeding.

On October 22, 2009, Tullett filed a complaint in the United States District Court for the District of New Jersey against BGC captioned Tullett Prebon plc vs. BGC Partners, Inc. (the “New Jersey Action”). In the New Jersey Action, Tullett asserted claims relating to decisions made by approximately 81 brokers to terminate their employment with Tullett’s Subsidiaries and join BGC’s affiliates. In its complaint, Tullett made a number of allegations against BGC related to raiding, unfair competition, New Jersey RICO, and other claims arising from the brokers’ current or prospective employment by BGC’s affiliates. Tullett claimed compensatory damages against BGC in excess of $1 billion for various alleged injuries as well as exemplary damages. It also sought costs and an injunction against additional hirings. On December 21, 2009, BGC moved to dismiss the complaint in the New Jersey Action. Rather than contest the motion, Tullett filed its First Amended Complaint on January 11, 2010 (“Amended New Jersey Complaint”), which largely repeats the allegations of injury and the claims asserted in the initial complaint. The Amended New Jersey Complaint incorporates the damages sought in the FINRA Arbitration, repeats many of the allegations raised in the FINRA FASOC and also references hiring of employees of Tullett affiliates by BGC or BGC’s affiliates overseas, for which Tullett and/or its subsidiaries have filed suit outside of the United States, including one currently pending in the High Court in London and another action commenced by a Tullett affiliate against seven of our brokers in Hong Kong, on which we may have certain indemnity obligations. On February 11, 2010, BGC filed a motion to dismiss the Amended New Jersey Complaint, or in the alternative, to stay the action pending the resolution of the FINRA Arbitration. In that motion, BGC argues that Tullett lacks standing to pursue its claims, that the court lacks subject matter jurisdiction and that each of the causes of action in the Amended New Jersey Complaint fails to state a legally sufficient claim.

BGC and its affiliates intend to vigorously defend against and seek appropriate affirmative relief in the FINRA FASOC, the Amended New Jersey Complaint, and the other actions, and believe that they have substantial defenses to the claims asserted against them in those proceedings, believe that the damages and injunctive relief sought against them in those proceedings are unwarranted and unprecedented, and believe that Tullett and its subsidiaries are attempting to use the judicial and industry dispute resolution mechanisms in an effort to shift blame to BGC for their own failures. However, no assurance can be given as to whether Tullett or Tullett Liberty may actually succeed against either BGC or any of its affiliates.

In addition to the matters discussed above, we are a party to several pending legal proceedings and claims that have arisen during the ordinary course of business. The outcome of such items cannot be determined with certainty, therefore we cannot predict what the eventual loss or range of loss related to such matters will be. Management believes that, based on currently available information, the final outcome of these current pending matters will not have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The Company declared quarterly dividends of $0.09, $0.09, $0.08 and $0.06 for the first, second, third and fourth quarters of 2009, respectively.

	High	Low
2010
First Quarter (through March 4, 2010)	$5.50	$5.30

2009
First Quarter	$3.24	$1.40
Second Quarter	$4.05	$2.18
Third Quarter	$4.74	$3.78
Fourth Quarter	$5.66	$4.13

2008
First Quarter	$12.97	$10.62
Second Quarter	$12.11	$6.90
Third Quarter	$7.73	$3.35
Fourth Quarter	$4.59	$2.15

On March 4, 2010, the last reported closing price of our Class A common stock on the NASDAQ Global Market was $5.45. As of March 4, 2010, there were 343 holders of record of our Class A common stock and 2 holders of record of our Class B common stock.

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

Our board of directors and our audit committee have authorized repurchases of our common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor or our executive officers, at the volume weighted average price, to the extent available, of such securities on the date on which such purchase or repurchase is made. As of March 10, 2010, we had $29.5 million remaining under this authorization and may continue to actively make repurchases or cease to make repurchases, from time to time. We expect to pay such dividends, if and when declared by our board of directors and our audit committee, on a quarterly basis. The dividend to stockholders is expected to be calculated based on post-tax distributable earnings allocated to BGC Partners, Inc. and generated over the fiscal quarter ending prior to the record date for the dividend.

We are a holding company with no direct operations and therefore we are able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. and BGC Global.

The declaration, payment, timing and amount of any future dividends payable by us will be at the sole discretion of our board of directors. Our ability to pay dividends may also be limited by regulatory considerations as well as covenants contained in future financing or other agreements. In addition, under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Accordingly, any unanticipated accounting, tax or other charges against net income may adversely affect our ability to declare dividends. While we intend to declare and pay dividends quarterly, there can be no assurance that our board of directors will declare dividends at all or on a regular basis or that the amount of dividend will not change.

Certain Definitions

“Revenues for distributable earnings”, “pre-tax distributable earnings” and “post-tax distributable earnings” are supplemental measures of operating performance used by management to evaluate the financial performance of BGC Partners and its subsidiaries. We believe that distributable earnings best reflects the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers available for distribution to BGC Partners, Inc. and its common stockholders as well as to holders of BGC Holdings partnership units during any period. As compared with “income (loss) from continuing operations before income taxes and non-controlling interest in subsidiaries”, “net income (loss) for fully diluted shares,” and “fully diluted earnings (loss) per share,” all prepared in accordance with GAAP, distributable earnings calculations exclude certain non-cash compensation and other expenses which do not involve the receipt or outlay of cash by BGC Partners, and which do not dilute existing stockholders, and which do not have economic consequences, as described below.

Revenues for distributable earnings are defined as GAAP revenues excluding the non-cash impact of BGC Partners’ pro rata share of earnings or losses from its equity investments, such as in Aqua Securities, L.P. (“Aqua”) and ELX Electronic Liquidity Exchange (“ELX”).

Pre-tax distributable earnings are defined as GAAP income (loss) from continuing operations before income taxes and non-controlling interest in subsidiaries excluding non-cash, non-dilutive, and non-economic items, including, for example:

•

Non-cash stock based equity compensation charges, for equity granted or issued prior to the merger of BGC Partners with and into eSpeed, as well as post-merger non-cash, non-dilutive equity-based compensation related to founding partner unit and REU conversion;

•	Non-cash undistributed income or non-cash loss from BGC Partners’ equity investments including Aqua and ELX; and

•	Non-cash asset impairment charges, if any.

Because net income is allocated equally to each equity ownership class based on each class’s pro rata economic ownership, BGC Partners’ discussion and presentation of distributable earnings treats all fully diluted shares of equity as if converted to a single class of stock and thus excludes the allocation of net income to founding/working partner units and REUs.

Since distributable earnings are calculated on a pre-tax basis, management intends to also report “post-tax distributable earnings” and “post-tax distributable earnings per fully diluted share.”

•	Post-tax distributable earnings are defined as pre-tax distributable earnings adjusted to assume that all pre-tax distributable earnings were taxed at the same effective rate.

•	Post-tax distributable earnings per fully diluted share are defined as post-tax distributable earnings divided by the weighted average number of fully diluted shares for the period.

In addition to the pro rata distribution of net income to BGC Holdings founding/working partner units, to REUs, and to Cantor for its non-controlling interest, BGC Partners, Inc. also expects to pay a quarterly dividend to its stockholders. The amount of all of these payments is expected to be determined using the same definition of distributable earnings. The dividend to stockholders is expected to be calculated based on post-tax distributable earnings allocated to BGC Partners, Inc. and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter.

Employees who are holders of unvested restricted stock units (“RSUs”) are granted pro-rata payments equivalent to the amount of dividend paid to common stockholders. Under GAAP, dividend equivalents on unvested RSUs are required to be taken as a compensation charge in the period paid. However, to the extent that they represent cash payments made from the prior period’s distributable earnings, they do not dilute existing stockholders and are therefore excluded from the calculation of distributable earnings.

Distributable earnings is not meant to be an exact measure of cash generated by operations and available for distribution, nor should it be considered in isolation or as an alternative to cash flow from operations or income (loss) for fully diluted shares. The Company views distributable earnings as a metric that is not necessarily indicative of liquidity or the cash available to fund its operations.

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

Issuer Purchases of Equity Securities

On August 5, 2004, our Board of Directors authorized the repurchase of up to $100 million of outstanding Class A common stock to replace the remaining $20.5 million authorized from the prior plan. As of March 10, 2010, approximately $29.5 million from this plan was available for further share repurchases. From time to time, we may actively repurchase shares. As of March 10, 2010, on a life to date basis, we had repurchased an aggregate of 15.1 million shares of our Class A common stock for a total purchase price of approximately $92.1 million. The reacquired shares have been designated treasury shares and will be used for general corporate purposes. We have continued to make purchases in the first quarter of 2010 and may actively purchase shares from time to time.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2009. This selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Revenues:
Commissions	$693,818	$871,198	$802,956	$599,486	$446,378
Principal transactions	379,767	247,404	205,049	134,939	119,586

Total brokerage revenues	1,073,585	1,118,602	1,008,005	734,425	565,964
Fees from related parties	58,877	76,126	53,809	28,638	15,244
Market data	17,953	19,404	18,981	17,409	16,283
Software solutions	7,419	7,780	10,983	16,981	15,534
Interest income	7,252	11,813	22,968	31,086	15,208
Other revenues	5,923	2,276	2,895	26,203	5,155
(Losses) gains on equity investments	(8,687)	(7,069)	(715)	102	—

Total revenues	1,162,322	1,228,932	1,116,926	854,844	633,388
Expenses:
Compensation and employee benefits	725,139	819,413	649,507	560,016	434,862
Allocation of net income to founding/working partner units	11,619	10,849	—	—	—
Allocation of net income to REUs/RPUs	5,112	551	—	—	—

Total compensation and employee benefits	741,870	830,813	649,507	560,016	434,862
Other expenses	355,964	388,345	424,745	392,036	282,356

Total expenses	1,097,834	1,219,158	1,074,252	952,052	717,218

Income (loss) from continuing operations before income taxes	64,488	9,774	42,674	(97,208)	(83,830)
Provision (benefit) for income taxes	23,675	20,115	9,320	(1,547)	(9,267)

Consolidated net income (loss) from continuing operations	40,813	(10,341)	33,354	(95,661)	(74,563)

Loss from discontinued operations	—	—	—	(646)	(145)
Income tax (provision) benefit from discontinued operations	—	—	—	(4)	28
Cumulative effect of a change in accounting principle	—	—	—	(10,080)	—

Consolidated net income (loss)	40,813	(10,341)	33,354	(106,391)	(74,680)
Less: Net income attributable to noncontrolling interest in subsidiaries	20,788	19,368	2,352	—	—

Net income (loss) available to common stockholders	$20,025	$(29,709)	$31,002	$(106,391)	$(74,680)

Per share data:
Basic earnings (loss) per share	$0.25	$(0.28)	$0.17	$(0.58)	$(0.40)

Fully diluted earnings (loss) per share	$0.24	$(0.28)	$0.17	$(0.58)	$(0.40)

Basic weighted average shares of common stock outstanding	80,350	105,771	184,326	184,074	185,209

Fully diluted weighted average shares of common stock outstanding	211,036	105,771	185,482	184,074	185,209

Cash and cash equivalents	$469,301	$204,930	$277,299	$130,888	$164,437
Total assets	$1,464,549	$1,068,341	$1,377,629	$1,497,624	$1,233,043
Notes payable and collateralized borrowings	$167,586	$150,000	$196,818	$248,896	$154,318
Total liabilities	$1,026,651	$624,560	$905,952	$1,072,764	$744,318
Total stockholders’ and members’ equity	$201,889	$188,250	$469,325	$424,860	$488,725

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the risks and other factors described herein under the heading “Item 1A—Risk Factors as set forth in this Annual Report on Form 10-K and other reports on Form 10-Q.”

The foregoing risks and uncertainties, as well as those risks discussed under the heading “Item 7A—Quantitative and Qualitative Disclosures About Risk” and elsewhere in the Company’s Form 10-K, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the SEC, and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2009 and 2008. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto included elsewhere in this Report.

Overview

BGC Partners is a leading global financial intermediary to the financial markets specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. Through its eSpeed and BGCantor Market Data brands, BGC Partners also offers financial technology solutions and market data and analytics related to select financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either OTC or through an exchange. BGC Partners has offices in New York and London, as well as in Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Sao Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo and Toronto.

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

Business Environment

The financial intermediary sector has been a competitive area that has had strong revenue growth over the period from 2001 through the middle of 2008 due to several factors. One factor is the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing holders to guard against gains or losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. Over the past decade, demand from financial institutions, financial services intermediaries and large corporations have increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

Another key factor in the growth of the financial intermediary sector over the past decade has been the increase in the number of new products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments are developed. These new securities and derivatives are not immediately ready for more liquid and standardized electronic markets, and generally increase the need for trading and require broker-assisted execution.

During the second half of 2008, and the first three quarters of 2009, the continuing credit crisis and ensuing global economic slowdown, has resulted in consolidation among some of the larger market participants. For much of this period, most of our largest customers and their clients have curtailed risk taking, de-levered, and/or seen a decline in trading activity across many of their products. As a result, during this period, there was an industry-wide slowdown in growth or outright decline in the volumes for many of the OTC and listed products we broker. At the same time, the continued high volatility by historical standards and decrease in the number of market participants led to widening bid-ask spreads in certain markets.

The revenues generated by sales and trading arms of our largest customers are more correlated with wider spreads than are the revenues of financial intermediaries such as exchanges and IDBs. Because revenues for the latter tend to be more correlated to volumes than spreads, the net results of the credit crisis has been strong year over year revenue growth in 2009 for the sales and trading arms of our largest customers coupled with lower year-over-year revenues for many financial intermediaries including BGC Partners and its four publicly traded IBD competitors. In December 2009 industry wide volumes for most of the products we broker increased year-over-year, and as a result the business environment for most financial intermediaries, including BGC Partners, has improved. We cannot be certain how long these more favorable conditions will persist, however.

As some of our largest customers reduce their staffing levels in many of the markets in which we operate, full-service financial intermediaries may see increased opportunity to be the outsourced provider of market intelligence, operational expertise and liquidity to help our clients as they seek to operate in the current uncertain economic climate. BGC Partners has invested significantly to capitalize on the current business environment through acquisitions, technology spending and the hiring of new brokers. The business climate for these acquisitions has been competitive and it is expected that these conditions will persist for the foreseeable future. BGC Partners has been able to attract businesses and brokers to its platform as it believes they recognize that BGC Partners has the scale, technology, experience and expertise to succeed in the current business environment. See “ITEM 1. BUSINESS” for more information and background on the business environment for financial intermediaries.

Financial Overview

Revenues

Our revenues are derived primarily from brokerage commissions charged for either agency or matched principal transactions, fees charged for market data and analytics products, software solutions, fees from related parties and interest income.

Brokerage

We earn revenues from inter-dealer voice brokerage services on both an agency and matched principal basis. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. Principal transaction revenues are primarily derived from matched principal transactions whereby revenues are earned on the spread between the buy and the sell price of the brokered security, commodity or derivative. Customers either see the buy or sell price on a screen or are given this information over the phone. The brokerage fee is then added to the buy or sell price, which represents the spread we earn as principal transactions revenues. On a limited basis, we enter into unmatched principal transactions to facilitate a customer’s execution needs for transactions initiated by such customers, or for the purpose of proprietary trading. We also provide market data products for selected financial institutions.

We offer our brokerage services in four broad product categories: rates, credit, foreign exchange, and equities and other asset classes. The chart below details brokerage revenues by product category and by voice/hybrid versus fully electronic (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Brokerage revenue by product (actual results)(1):
Rates	$524,909	$554,104	$560,341
Credit	331,383	307,488	229,121
Foreign exchange	94,810	140,858	135,811
Equities and other asset classes	122,483	116,152	82,732

Total brokerage revenues	$1,073,585	$1,118,602	$1,008,005

Brokerage revenue by product (percentage):
Rates	48.9%	49.5%	55.6%
Credit	30.9	27.5	22.7
Foreign exchange	8.8	12.6	13.5
Equities and other asset classes	11.4	10.4	8.2

Total brokerage revenues	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$998,224	$1,051,498	$915,840
Fully electronic	75,361	67,104	92,165

Total brokerage revenues	$1,073,585	$1,118,602	$1,008,005

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	93.0%	94.0%	90.9%
Fully electronic	7.0	6.0	9.1

Total brokerage revenues	100.0%	100.0%	100.0%

(1)	Reclassifications of revenues across product categories may be reflected retroactively.

As the above table indicates, our brokerage operations in the rates product category produce a significant percentage of our total brokerage revenues. We expect that revenues from rates product brokerage operations will increase in absolute terms, but decline as a percentage of revenues as we continue to invest in expanding in other asset classes such as credit derivatives, foreign exchange, energy, commodities and equity-related products. Our brokerage revenue growth over the past three years was primarily driven by synergies arising from the integration of prior acquisitions and expansion, our broad product knowledge, and new product offerings. These factors have enabled us to provide our client base with robust services across global markets.

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

Credit

We provide our brokerage services in a wide range of credit instruments, including asset-backed securities, convertible bonds, corporate bonds, credit derivatives and high yield bonds. The market for the most fundamental form of credit derivative, the credit default swap, (which we refer to as “CDS,”) has grown significantly since its introduction in the mid-1990’s.

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

Equities and Other Asset Classes

We provide brokerage services in a range of markets for equity products, including cash equities, equity derivatives, equity index futures and options on equity products. In addition, we have a small commodities and energy derivatives business.

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

Market Data

We complement our trading services by providing our market data to our customers through our BGCantor Market Data product. BGCantor Market Data is the source of real-time pricing and other data derived through BGC Partners and eSpeed for U.S. and European securities and derivatives. Current products include real-time data in live markets for U.S. Treasuries, European government bonds, Eurobonds, foreign exchange spot and option, ELX US treasury futures, and U.S. dollar interest rate swaps. These market data services are available across a broad array of distribution channels, including Bloomberg, Reuters, CQG, DTN, eSignal, Infotec, and QUICK Financial.

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

Expenses

Compensation and Employee Benefits

The majority of our operating costs consist of cash and non-cash compensation expenses, which include base salaries, broker bonuses based on broker production, guaranteed bonuses, other discretionary bonuses, and all related employee benefits and taxes. Our employees consist of brokers, executives and other administrative support. The majority of our brokers receive a base salary and a formula bonus based primarily on a pool of brokers’ production for a particular product or sales desk, as well as on the individual broker’s performance. Members of our sales force receive either a base salary or a draw on commissions. Less- experienced salespeople typically receive base salaries. Compensation and employee benefits also include forgivable loans generally given to new or current employees as they sign new employment agreements with us. These forgivable loans are amortized over the term of the contract, which is generally two or three years or more, and typically include repayment clauses should the employee terminate his or her employment before the end of the term of the loan.

Additionally, beginning in 2009, the Company has entered into various agreements with certain of its partners whereby these individuals receive loans that are expected to be repaid from the distribution earnings the individual receives on their BGC Holdings limited partnership interests. The loans are termed Prepaid Partnership Distribution (PPD) loans. In certain instances, the portion of the loan balance not repaid from distribution earnings is forgivable. PPD Loans, both those that are forgivable and those that are not forgivable, are included as part of “Forgivable loans and other loan receivables from employees and partners” in the Company’s consolidated statements of financial condition.

Beginning in 2007, we also entered into deferred compensation agreements with select employees providing service to BGC Partners. The costs associated with such plans are generally amortized over the period in which they vest. See Note 16—“Stock-Based Compensation” in the BGC Partners Inc.’s consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.

Other Operating Expenses

We have various other operating expenses. We incur leasing, equipment and maintenance expenses for our affiliates worldwide. We also incur selling and promotion expenses, which include entertainment, marketing and travel-related expenses. We incur communication expenses for voice and data connections with our clients, clearing agents and general usage; professional and consulting fees for legal, audit and other special projects; and interest expense related to short-term operational funding needs, and notes payables and collateralized borrowings.

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

Financial Highlights

Total revenues were $1,162.3 million and $1,228.9 million for the years ended December 31, 2009 and 2008, respectively, representing a 5.4% decrease. The main factors contributing to the decline are:

•	An overall decline in volumes in most of the markets in which we provide brokerage services.

•	A decrease in brokerage revenues associated with rates products which was primarily attributable to industry wide declines in the volumes of both interest rate swaps and government bonds.

•	Consolidation amongst large fixed fee customers.

•	A decrease in foreign exchange brokerage revenues driven primarily by an industry wide reduction in foreign exchange option turnover.

These factors were partially offset by the following:

•	An increase in our front-office personnel from 1,319 at December 31, 2008 to 1,553 at December 31, 2009.

•	Continued selective expansion into the global markets including new offices in Brazil and Moscow.

•

A continued focus on, and investment in, growing and higher commission-producing areas that complement our existing brokerage services, including credit products for which revenues increased to $331.4 million for the year ended December 31, 2009 as compared to $307.5 million for the year ended December 31, 2008 and equities and other asset classes, particularly cash equities and equity derivatives, for which revenues increased to $122.5 million for the year ended December 31, 2009 as compared to $116.2 million for the year ended December 31, 2008.

•

Revenues related to fully electronic trading increased 12.5% to $95.9 million for the year ended December 31, 2009 driven by significant increases in fully electronic revenues from foreign exchange and credit brokerage. For 2009, this includes $75.4 million in brokerage revenues and $20.5 million in fees from related parties.

•	In the latter stages of 2009 and into 2010 we have seen volumes increase. The industry wide volumes for December 2009 and January 2010, for most of our brokerage products increased year over year.

Results of Operations

The following table sets forth BGC’s Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	For The Year Ended December 31,
	2009		2008		2007
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$693,818	59.7%	$871,198	70.9%	$802,956	71.9%
Principal transactions	379,767	32.7	247,404	20.1	205,049	18.4

Total brokerage revenues	1,073,585	92.4	1,118,602	91.0	1,008,005	90.3
Fees from related parties	58,877	5.1	76,126	6.2	53,809	4.8
Market data	17,953	1.5	19,404	1.6	18,981	1.7
Software solutions	7,419	0.6	7,780	0.6	10,983	1.0
Interest income	7,252	0.6	11,813	1.0	22,968	2.1
Other revenues	5,923	0.5	2,276	0.2	2,895	0.3
Losses on equity investments	(8,687)	(0.7)	(7,069)	(0.6)	(715)	(0.2)

Total revenues	1,162,322	100.0	1,228,932	100.0	1,116,926	100.0

Expenses:
Compensation and employee benefits	725,139	62.4	819,413	66.7	649,507	58.2
Allocation of net income to founding/working partner units	11,619	1.0	10,849	0.9	—	—
Allocation of net income to REUs/RPUs	5,112	0.4	551	—	—	—

Total compensation and employee benefits	741,870	63.8	830,813	67.6	649,507	58.2
Occupancy and equipment	108,014	9.3	111,906	9.1	115,683	10.4
Fees to related parties	13,882	1.2	15,294	1.2	31,886	2.8
Professional and consulting fees	34,350	3.0	52,016	4.2	64,232	5.8
Communications	66,028	5.7	66,916	5.5	58,335	5.2
Selling and promotion	57,437	4.9	62,087	5.1	55,719	5.0
Commissions and floor brokerage	16,536	1.4	24,600	2.0	22,050	2.0
Interest expense	9,920	0.9	18,950	1.5	26,251	2.3
Other expenses	49,797	4.3	36,576	3.0	50,589	4.5

Total expenses	1,097,834	94.5	1,219,158	99.2	1,074,252	96.2

Income (loss) from continuing operations before income taxes	64,488	5.5	9,774	0.8	42,674	3.8
Provision (benefit) for income taxes	23,675	2.0	20,115	1.6	9,320	0.8
Consolidated net income (loss) from continuing operations	40,813	3.5	(10,341)	(0.8)	33,354	3.0

Less: Net income attributable to noncontrolling interest in subsidiaries	20,788	1.8	19,368	1.6	2,352	0.2

Net income (loss) available to common stockholders	$20,025	1.7%	$(29,709)	(2.4)%	$31,002	2.8%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $45.0 million, or 4.0%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Commission revenues decreased by $177.4 million, or 20.4%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Principal transactions revenues increased by $132.4 million, or 53.5%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase in principal transactions revenue and decrease in commission revenue was driven primarily by an increase in the proportion of transactions we brokered that were centrally-cleared.

The decrease in rates revenues of $29.2 million was primarily attributable to an industry-wide decline in volumes for both interest rates derivatives and government bonds as well as to the consolidation among large fixed fee eSpeed U.S. Treasury customers.

The increase in credit brokerage revenues of $23.9 million was driven primarily by continued expansion of our core credit business, including increased brokering of credit default swaps used by the Company’s clients to hedge the underlying cash bonds and by growth in the electronic trading of credit default swaps.

The decrease in foreign exchange revenues of $46.0 million was driven primarily by an industry wide reduction in foreign exchange option turnover, particularly in emerging markets, partially offset by an increase in BGC Partners’ fully electronic foreign exchange revenues.

The increase in brokerage revenues from equities and other asset classes of $6.3 million was driven by strong organic growth in equity related products, particularly in Europe

Fees from Related Parties

Fees from related parties decreased by $17.2 million, or 22.7%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily due to lower fees charged to Cantor for certain administrative and other support, including allocations for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal services and technology infrastructure support. Reductions in consultants and temporary staff resulted in lower costs incurred by us to provide these services. Fees from related parties are dependent upon both the costs incurred by us and the amount of administrative services utilized by Cantor.

Market Data

Market data revenues decreased by $1.5 million, or 7.5%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was primarily due to a decline in existing customer usage, consolidation among clients, and the expiration of certain contracts. Partially offsetting this decrease was an increase in revenues from new clients.

Software Solutions

Software solutions revenues decreased by $0.4 million, or 4.6%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was primarily due to a decrease in futures proprietary software sales. This decrease was partially offset by an increase in revenues related to vendors utilizing our KLEOS business services.

Interest Income

Interest revenues decreased by $4.6 million, or 38.6%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily due to lower yields on investments of our excess cash in both money markets and reverse repurchase transactions during the year ended December 31, 2009. Also contributing to this decrease in interest revenues was the repayment of intercompany loans by Cantor to us as part of our separation from Cantor in April 2008.

Other Revenues

Other revenues increased by $3.6 million, or 160.2%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase was primarily driven by legal settlements received by us from our competitors during the year ended December 31, 2009.

Losses on Equity Investments

Losses on equity investments increased by $1.6 million, or 22.9% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase is driven by our share of losses in non-consolidated investments, including ELX, which launched in July 2009 and incurred additional expenses during the year ended December 31, 2009, in preparing for the launch and for post-launch IT support.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased $88.9 million, or 10.7%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily due to non-cash compensation charges of $84.3 million, in the first quarter of 2008, $47.3 million of which was in relation to the redemption of partnership units held by certain executive officers to settle outstanding loan obligations, and $37.0 million of which was in relation to the activation of exchangeability of founding partner interests held by certain executives, as part of the separation. The decrease was also due to our year-on-year decrease in brokerage revenues of $45.0 million, which resulted in lower commissions to brokers. Partially offsetting these decreases were increased compensation costs related to new hires.

Allocation of Net Income to Founding/Working Partners Units

Allocation of net income to founding/working partners units increased by $0.8 million, or 7.1% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The allocation of net income to founding/working partners units is based on their pro rata economic ownership.

Allocation of Net Income to REUs/RPUs

Allocation of net income to REUs/RPUs increased to $4.6 million, or 827.8% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The allocation of net income to REUs/RPUs is based on their pro rata economic ownership.

Occupancy and Equipment

Occupancy and equipment expense decreased by $3.9 million, or 3.5%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily due to lower depreciation expense on computer equipment due to certain equipment being fully depreciated and certain assets that were written off during 2008 and not replaced. In addition, there was a reduction in the purchases of non-capitalized software during 2009. These decreases were partially offset by an increase in rent expense and the costs of acquiring new non-US software licenses in our new foreign locations.

Fees to Related Parties

Fees to related parties decreased by $1.4 million, or 9.2%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily due to an agreement we entered into in conjunction with the merger, whereby we leased (from Cantor) certain administrative and other support employees, who provide services to us. As a result of this agreement, the compensation costs related to these employees, which had been recorded as part of “Fees to related parties” prior to the merger, is now recorded as part of “Compensation and employee benefits”.

Professional and Consulting Fees

Professional and consulting fees decreased by $17.7 million, or 34.0%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily attributable to a significant reduction in consultant fees and temporary staff costs as result of the Company’s initiative to replace outside vendors and consultants with full time employees. Also contributing to this decrease was the completion of certain key projects during 2008 including the merger, and the implementation of Oracle. Partially offsetting these decreases were increased legal fees incurred during the year ended December 31, 2009.

Communications

Communications expense decreased by $0.9 million, or 1.3%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was primarily related to the Company’s initiative implemented in December 2008 to centralize our communications to improve efficiency and eliminate idle capacity. This decrease was partially offset by an increase in market data costs associated with our increased number of brokers. In addition, market data usage rates increased effective January 1, 2009.

Selling and Promotion

Selling and promotion expense decreased by $4.7 million, or 7.5%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was primarily due to the decrease in total revenues. Selling and promotion expense as a percentage of total revenues remained relatively unchanged at approximately 4.9% and 5.1% for the years ended December 31, 2009 and 2008 respectively.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $8.1 million, or 32.8%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was primarily due to the recognition of non-recurring expenses recorded in the year ended December 31, 2008

Interest Expense

Interest expense decreased by $9.0 million, or 47.7%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily due to the debt restructuring as part of our separation from Cantor, which included the repayment of intercompany loans and the issuance of new senior notes at more favorable interest rates. The favorable interest rate environment also contributed to lower overall interest expenses in the year ended December 31, 2009. Partially offsetting these decreases was an increase in interest costs related to our notes payable which were outstanding for the full year ended December 31, 2009 and outstanding for only nine months of the year ended December 31, 2008.

Other Expenses

Other expenses increased $13.2 million, or 36.1%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase was partially due to increased litigation costs during the year ended December 31, 2009. Also contributing to this increase was a $3.9 million increase in charitable contributions primarily related to our annual Charity Day and a one-time expense in the amount of $3.5 million relating to the Company assuming the liability of a September 11, 2001 workers’ compensation policy during the year ended December 31, 2009. These increases were partially offset by certain asset write-off charges recorded in Europe during the year ended December 31, 2008.

Noncontrolling Interest in Subsidiaries

Noncontrolling interest in subsidiaries increased $1.4 million, or 7.3%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase was due to the recognition of $3.1 million in noncontrolling interest for Cantor’s interest in BGC Holdings, which is based on Cantor’s pro rata economic ownership, as well as a $1.7 million decrease in the non-controlling interest recognized for Cantor’s interest in Tower Bridge.

Provision for Income Taxes

Provision for income taxes increased $3.6 million, or 17.7%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The main reason for the increase in income tax expenses was caused by an increase in taxable income in jurisdictions with higher income tax rates. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

Allocation of Net Income to REUs/RPUs

Allocation of net income to REUs/RPUs increased to $0.6 million for the year ended December 31, 2008 from zero for the year ended December 31, 2007. The recognition of the allocation to REUs/RPUs is related to the recapitalization in conjunction with the merger. The allocation of net income to REUs/RPUs is based on their pro rata economic ownership, which averaged 1.8% since the merger.

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

Noncontrolling Interest in Subsidiaries

Noncontrolling interest in subsidiaries increased $17.0 million, or 723.5%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase was due to the recognition of $16.3 million in non-controlling interest for Cantor’s interest in BGC Holdings, which is based on Cantor’s pro rata economic ownership, which averaged 34.7% since the merger, as well as a $0.8 million increase in the non-controlling interest recognized for Cantor’s interest in Tower Bridge.

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

	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(in thousands)
Revenues:
Commissions	$182,014	$175,219	$164,305	$172,280	$179,144	$225,482	$212,541	$254,031
Principal transactions	91,460	90,608	106,438	91,261	80,614	48,832	66,062	51,896
Fees from related parties	15,776	14,945	13,232	14,924	17,205	19,409	18,599	20,913
Market data	4,265	4,824	4,402	4,462	3,917	4,842	5,101	5,544
Software solutions	1,392	1,759	2,770	1,498	2,134	2,109	1,454	2,083
Interest income	3,049	2,189	702	1,312	3,010	1,019	3,931	3,853
Other revenues	1,822	1,642	2,139	320	1,545	1,085	(940)	586
Losses on equity investments	(2,945)	(1,747)	(1,852)	(2,143)	(2,087)	(1,910)	(1,276)	(1,796)

Total revenues	296,833	289,439	292,136	283,914	285,482	300,868	305,472	337,110
Expenses:
Compensation and employee benefits	187,232	181,479	180,591	175,837	190,208	177,739	176,921	274,545
Allocation of income to founding/working partner units	2,202	1,065	4,125	4,227	—	3,716	7,133	—
Allocation of income to REUs/RPUs	1,533	662	2,065	852	—	299	252	—

Total compensation and employee benefits	190,967	183,206	186,781	180,916	190,208	181,754	184,306	274,545
Occupancy and equipment	27,015	27,653	27,522	25,824	26,723	25,686	28,775	30,722
Fees to related parties	3,410	3,208	2,929	4,335	2,731	2,883	3,140	6,540
Professional and consulting fees	12,709	6,852	7,305	7,484	9,207	15,460	11,803	15,546
Communications	18,178	16,880	15,646	15,324	15,696	17,459	17,041	16,720
Selling and promotion	15,250	14,432	12,751	15,004	15,520	16,262	15,070	15,235
Commissions and floor brokerage	4,702	4,084	4,075	3,675	11,284	3,418	6,185	3,713
Interest expense	2,535	2,476	2,512	2,397	5,442	2,217	3,628	7,663
Other expenses	8,584	22,593	10,990	7,630	9,347	17,603	3,391	6,235

Total expenses	283,350	281,384	270,511	262,589	286,158	282,742	273,339	376,919
Income (loss) from continuing operations before income taxes	13,483	8,055	21,625	21,325	(676)	18,126	32,133	(39,809)
Provision (benefit) for income taxes	6,390	3,310	6,944	7,031	(1,440)	4,762	8,723	8,070

Consolidated net income (loss)	7,093	4,745	14,681	14,294	764	13,364	23,410	(47,879)

Less: Net income attributable to noncontrolling interest in subsidiaries	5,391	2,570	6,613	6,214	777	6,511	11,426	654

Net income (loss) available to common stockholders	$1,702	$2,175	$8,068	$8,080	$(13)	$6,853	$11,984	$(48,533)

The tables below detail our brokerage revenues by product category (in thousands):

	For the three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Brokerage revenue by product (actual results):
Rates	$136,637	$137,948	$126,767	$123,556	$116,392	$142,162	$143,100	$152,450
Credit	70,388	78,893	90,768	91,334	83,258	67,923	69,114	87,193
Foreign exchange	27,774	23,724	20,963	22,349	30,910	38,434	34,048	37,466
Other asset classes	38,675	25,262	32,245	26,302	29,198	25,795	32,341	28,818

Total brokerage revenues	$273,474	$265,827	$270,743	$263,541	$259,758	$274,314	$278,603	$305,927

Brokerage revenue by product (percentage):
Rates	50.0%	51.9%	46.8%	46.9%	44.8%	51.8%	51.4%	49.8%
Credit	25.7	29.7	33.5	34.6	32.0	24.8	24.8	28.5
Foreign exchange	10.2	8.9	7.8	8.5	12.0	14.0	12.2	12.2
Other asset classes	14.1	9.5	11.9	10.0	11.2	9.4	11.6	9.5

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$251,775	$245,179	$252,918	$248,413	$244,298	$255,143	$262,195	$289,862
Fully electronic	21,699	20,648	17,825	15,128	15,460	19,171	16,408	16,065

Total brokerage revenues	$273,474	$265,827	$270,743	$263,541	$259,758	$274,314	$278,603	$305,927

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	92.1%	92.2%	93.4%	94.3%	94.0%	93.0%	94.1%	94.7%
Fully electronic	7.9	7.8	6.6	5.7	6.0	7.0	5.9	5.3

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer term funding (equity and long term debt) is held to support the less liquid assets. Total assets at December 31, 2009 were $1.46 billion, an increase of 37.1% as compared to December 31, 2008. The growth in total assets was driven primarily by increases in cash, receivables from brokers, dealers and clearing organizations, and forgivable loans and other receivables from employees and partners. We maintain a comparatively large portion of our assets in cash, with cash and cash equivalents at December 31, 2009 at $469.3 million.

Funding

Our funding base consists of longer term capital (equity, notes payable and collateralized borrowings) and shorter-term liabilities/accruals that are a natural outgrowth of specific assets and/or the business model, such as matched fails and accrued commission compensation. We have limited need for and use of short-term unsecured funding. Contingent liquidity needs are largely limited to unsecured letters of credit used to meet clearinghouse/exchange margins. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances substantially exceed the sum of upcoming debt maturities plus unsecured letters of credit. All of the cash on the balance sheet, some of which is held at regulated broker dealer subsidiaries, would not be available to meet these potential liquidity needs. We are currently evaluating our options with respect to the $150 million of notes payable that mature on April 1, 2010. These options included, but are not limited to, repayment at maturity with existing available cash resources, raising external debt capital to refinance some or all of the maturing notes, entering into an arms’ length borrowing arrangement with Cantor or another party to pay off some or all of the maturing notes, and/or various combinations of the above.

On March 12, 2010, our Audit Committee authorized us or one of our subsidiaries to sell $150,000,000 aggregate principal amount of 8.75 % Convertible Senior Notes due 2015 to Cantor or one of its affiliates, which may include up to $25,000,000 to Howard W. Lutnick and/or his related designees (collectively, the “Cantor Interests”) in a transaction expected to be completed by April 1, 2010. On March 16, 2010, we executed an agreement with respect to this transaction. Pursuant to the agreement, Cantor and the Cantor Interests will purchase from BGC Holdings, L.P. $150,000,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2015, which are convertible into BGC Holdings’ exchangeable limited partnership interests (the “Holdings Notes”). BGC Holdings will then lend the proceeds of such Holdings Notes to us in exchange for convertible notes on the same economic terms, convertible into shares of our Class A Common Stock (the “BGCP Notes”). We expect to on-lend such funds to our subsidiary BGC U.S. in exchange for a promissory note (the “Opco Note”, and, together with the Holdings Notes and the BGCP Notes, the “Notes”). BGC US will use the proceeds to repay at maturity $150,000,000 million aggregate principal amount of the senior notes due April 1, 2010, which BGC U.S. assumed in connection with the merger. Interest on the Notes will accrue from the date of issue (expected to be on or about April 1, 2010) and will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2010. The Notes will mature on April 15, 2015, unless earlier repurchased or converted. Holders may convert their Holdings Notes or BGCP Notes at their option at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The BGCP Notes and Holdings Notes are convertible as set forth below.

•

The Holdings Notes, held by Cantor or the Cantor Interests, will be, at their election (i) exchangeable for a like principal amount of BGCP Notes, or (ii) convertible into exchangeable limited partnership units in BGC Holdings, L.P. at an initial conversion rate of 142.6534 units per $1,000 of principal amount, equivalent to an initial conversion price of approximately $7.01 per unit. (The units are themselves exchangeable for a like number of shares of Class A Common Stock).

•

The BGCP Notes will be convertible into 142.6534 shares of our Class A Common Stock per $1,000 principal amount of BGCP Notes, equivalent to an initial conversion price of approximately $7.01 per share.

The conversion rates applicable to the BGCP Notes and the Holdings Notes will be subject to customary adjustments (including those based upon dividends) but will not be adjusted for accrued and unpaid interest to the conversion date. We have agreed to certain resale registration rights with respect to the BGCP Notes (and underlying Class A Common Stock). Due to the conflict of interests inherent in any sale of Notes by us or our subsidiaries to Cantor or its affiliates, our Board of Directors delegated to the Audit Committee of the Board of Directors the authority to consider and, if appropriate, approve the terms of the Notes and to retain independent financial and legal advisers. The Audit Committee retained Sandler O’Neill & Partners, L.P. and Debevoise & Plimpton LLP to advise it in this regard and Sandler O’Neill & Partners, L.P. issued to us a fairness opinion as to the financial terms of the sale to Cantor or its affiliates.

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

Credit Ratings

In October 2009, BGCP obtained public long-term debt ratings. The ratings are influenced by a number of factors, including but not limited to: earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resultant leverage, cash flow coverage of interest, composition and size of the capital base, currently available liquidity and the firm’s competitive position in the industry. Our long-term debt ratings and outlook are as follows:

	Long-Term Rating	Outlook
Moody’s Investor Service	Ba1	Stable
Standard & Poor’s	BBB-	Stable
Fitch Rating’s Inc.	BBB	Stable

Cash Flows

Net cash provided by operating activities was $374.6 million for the year ended December 31, 2009, compared to net cash provided by operating activities of $110.2 million for the year ended December 31, 2008, an increase of $264.4 million.

This increase was primarily due to an increase in consolidated net income of $51.2 million, a decrease in non-cash adjustments to net income of $60.5 million, which was primarily attributable to a one-time non-cash compensation charge in the amount of $84.1 million in the year ended December 31, 2008, and an increase in cash provided from changes in operating assets and liabilities in the amount of $273.8. The latter increase resulted primarily from an increase in cash provided from changes in receivables and payables and a reduction in reverse repurchase agreement with related parties.

Net cash used in investing activities was $56.5 million for the year ended December 31, 2009, compared to net cash used in investing activities of $5.2 million for the year ended December 31, 2008, an increase of $51.3 million. This increase was primarily due a reduction in the amount of investing / loan activity with Cantor in 2008. In addition, we had reduced purchases of fixed assets in the year ended December 31, 2009. Additionally, we acquired Liquidez in the year ended December 31, 2009 for $5.1 million, net of cash acquired, and we acquired Radix in the year ended December 31, 2008 for $5.0 million, net of cash acquired.

Net cash used in financing activities was $57.3 million for the year ended December 31, 2009, compared to net used in financing activities of $177.3 million for the year ended December 31, 2008, a decrease of $120.0 million. During the year ended December 31, 2008, the net cash used in financing activities was primarily comprised of activities related to the separation from Cantor that occurred on March 31, 2008, including the settlement of $196.8 million of long-term debt obligations to Cantor, capital distributions to Cantor of $130.0 million, and the assumption of $150.0 million of Cantor’s senior notes. Additionally we received $72.3 million in proceeds, net of underwriting fees, from a primary offering of Class A common stock. Additionally during the year ended December 31, 2008, we had repurchases of Class A Common Stock in the amount of $19.2 million, earnings distributions to founding/working partner units, REUs and Cantor of $35.3 million and paid dividends of $18.6 million. During the year ended December 31, 2009, the net cash used in financing activities was primarily comprised of repurchases of Class A Common Stock in the amount of $7.9 million, earnings distributions to founding/working partner units, REUs and Cantor of $42.1 million and dividends paid of $24.2 million. Additionally during the year ended December, 31 2009, we entered into a secured loan arrangement with General Electric Capital Corporation, under which we pledged certain fixed assets to General Electric Capital Corporation in exchange for a loan with an original amount borrowed of $19.0 million. The balance outstanding as at December 31, 2009 was $17.6 million.

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

We intend to continue this relationship with Cantor. Accordingly, we expect that Cantor will continue to post clearing capital on our behalf and we will post clearing capital with Cantor as requested under the clearing capital agreement. In the absence of such an arrangement, we may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of our transactions. The increased capital requirements required in connection with the clearing of our securities transactions could have a material adverse impact on our ability to make distributions, repurchase our stock or affect strategic acquisitions or other opportunities. However, we believe that the agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude us from meeting our cash needs in the near term. To date, no amounts had been requested by Cantor pursuant to the clearing capital agreement.

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

As of December 31, 2009, $246.9 million of net assets were held by regulated subsidiaries. As of December 31, 2009, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $145.2 million.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $100.0 million of outstanding Class A common stock.

Stock repurchase activity for the year ended December 31, 2009 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2009—March 31, 2009	3,537,258	$1.89	3,537,258	$33,629,570
April 1, 2009—June 30, 2009	486,701	$2.50	486,701	$32,412,817
July 1, 2009—September 30, 2009	—	$—	—	$32,412,817
October 1, 2009—December 31, 2009	—	$—	—	$32,412,817

During the year ended December 31, 2009, the Company repurchased 4,023,959 shares of its Class A common stock. These repurchases included 2,600,000 shares repurchased from The Cantor Fitzgerald Relief Fund at a price of $1.99 per share, for an aggregate purchase price of approximately $5.2 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2008 Charity Day.

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

On March 10, 2010, we repurchased 541,731 shares of Class A Common Stock at an aggregate purchase price of $2,862,773. As a result of these repurchases, as of March 10, 2010, the Company had approximately $29.5 million remaining from its $100 million buyback authorization and from time to time, the Company may actively continue to repurchase shares.

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

On September 24, 2009, the Company issued an aggregate of 1,396,516 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of exchangeable founding partner units issued by the Company to such founding partners on April 1, 2008. All of these shares were eligible for sale beginning on November 4, 2009 when the Company’s restrictions on employee stock transactions were lifted. This issuance did not change the amount of fully diluted shares outstanding.

On November 3, 2009, the Company issued an aggregate of 356,602 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partnership units in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. All of these shares were eligible for sale beginning on November 4, 2009 when the Company’s restrictions on employee stock transactions were lifted. Also on November 10, 2009, the Company issued an aggregate of 400,000 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partnership units in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. These issuances did not change the amount of fully diluted shares outstanding.

As previously reported, in connection with the exchanges of the exchangeable founding partner units, on May 7, 2009, September 24, November 3, and November 10, 2009, respectively, the Company lifted the contractual restrictions on resale of the shares of Class A common stock of the Company issuable upon such exchange.

The fully diluted weighted average share count for the quarter ended December 31, 2009 was 217.7 million as follows (in millions):

Common stock outstanding	82.0
REUs/RPUs	26.8
FPUs	38.9
BGC Holdings units held by Cantor	67.2
RSUs (Treasury stock method)	2.8

Total	217.7

In March 2010, the Amended and Restated BGC Holdings, L.P. limited partnership agreement was further amended by its general partner and Cantor to create two new types of Working Partner Units, PSUs and PSIs. PSUs and PSIs are identical to REUs and RPUs, respectively, except that they have no associated post-termination payments. These new units are expected to be used by us for future compensatory grants, compensation modifications, redemptions of partnership interests and other purposes.

We have commenced a program directed initially at partners based in the United Kingdom (excluding executive officers) to be effected through a redemption, and separate compensation modification proposals, in which PSUs and PSIs would be substituted for REUs and RPUs, respectively. If the redemption is effected, the REUs and RPUs held by the affected partners who participate in the redemption would be redeemed in return for PSUs and PSIs, respectively, and cash. The compensation modification proposals, if effected, would principally result in an additional redemption for cash or the exchangeability of certain of the units received by partners in the redemption or retained by partners who are not subject to the redemption (as well as certain Founding Partner Units held by such partners). This program increases the likelihood that we will pay future compensation in PSUs and PSIs. We currently expect the effect of this redemption will be to reduce our fully-diluted share count by between 1 and 3 percent.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	4Q 2009	3Q 2009	2Q 2009	1Q 2009	4Q 2008
Volume (in billions)
Fully Electronic—Rates—(1)	$10,916	$9,703	$9,552	$7,758	$6,367
Fully Electronic—Credit & FX—(2)	816	715	232	148	81

Total Fully Electronic Volume	11,732	10,418	9,784	7,906	6,448

Total Hybrid Volume(3)	27,704	19,745	18,637	19,914	18,724

Total Fully Electronic and Hybrid Volume	$39,436	$30,163	$28,421	$27,820	$25,172

Transaction Count (in thousands, except for days)
Fully Electronic—Rates—(1)	3,625	3,513	3,506	2,748	2,611
Fully Electronic—Credit & FX—(2)	418	306	120	77	9

Total Fully Electronic Transactions	4,043	3,819	3,626	2,825	2,620

Total Hybrid Transactions	410	352	337	301	258

Total Transactions	4,453	4,171	3,963	3,126	2,878

Trading Days	63	64	63	61	62

(1)	Defined as U.S. Treasuries, Canadian Sovereigns and European Government Bonds, Interest Rate Swaps, Repos and Futures. CBOT Futures volume calculated based on per contract notional value of $200,000.

(2)	Defined as Foreign Exchange Options, Credit Default Swaps, Electronic Give-Up Straights, Foreign Exchange Non-Deliverable Forwards and Foreign Exchange Spot.
(3)	Defined as notional volume from hybrid transactions conducted by BGC brokers using the eSpeed system, exclusive of voice-only transactions.

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

All trades executed on the eSpeed platform settle for clearing purposes against Cantor Fitzgerald & Co. (“CFC”), a BGC affiliate. CFC is a member of FINRA (formerly NASD) and the Fixed Income Clearing Corporation, a subsidiary of the Depository Trust & Clearing Corporation. CFC, BGC, and other affiliates participate in U.S. Treasuries as well as other markets by posting quotations for their account and by acting as principal on trades with platform users. Such activity is intended, among other things, to assist CFC, BGC, and their affiliates in managing their proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

Annual Market Activity

Fully electronic volume on the eSpeed system, including new products, was $39.8 trillion for the year ended December 31, 2009, down 14.4% from $46.5 trillion for the year ended December 31, 2008. Our combined voice-assisted and screen-assisted volume in the year ended December 31, 2009 was $125.8 trillion, down 4.4% from $131.7 trillion in the year ended December 31, 2008.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at December, 31 2009 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$128,678	$19,676	$32,148	$30,738	$46,116
Notes payable and collateralized obligations(2)	167,586	155,434	12,152	—	—
Interest on notes payable(2)	4,034	3,070	964	—	—
Debt arrangement fee on notes payable(3)	866	866	—	—	—

Total contractual obligations	$301,164	$179,046	$45,264	$30,738	$46,116

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $29.8 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes Payable and collateralized obligations reflects the issuance of $150.0 million of Senior Notes in connection with our separation from Cantor and $17.6 million of a secured loan arrangement with General Electric Capital Corporation.

See Note 15, Notes Payable and Collateralized Borrowings, in BGC Partners’ Inc.’s consolidated financial statements as of December 31, 2009 and 2008 for more information regarding these obligations, including timing of payments and compliance with debt covenants.

(3)	See Note 11, Related Party Transactions, in BGC Partners’ Inc.’s consolidated financial statements as of December 31, 2009 and 2008 for more information regarding this debt arrangement fee payable to Cantor.

Off-Balance Sheet Arrangements

As of December 31, 2009 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Pronouncements:

See Note 1 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for information regarding recently adopted accounting pronouncements.

New Accounting Pronouncements:

In June 2009 the FASB issued guidance that addresses the effects of eliminating the QSPE concept from existing accounting guidance and clarifies and amends certain key provisions, including the transparency of an enterprise’s involvement with variable interest entities (VIEs). The key changes resulting from this new FASB guidance are the requirement of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, the requirement of continuous assessments as to whether an enterprise is the primary beneficiary of a VIE, amendments to certain existing guidance related to the determination as to which entities are deemed VIEs, and the amendment of existing consideration of related party relationships in the determination of the primary beneficiary of a VIE. This FASB guidance also requires enhanced disclosures to provide more transparent information regarding an enterprise’s involvement with a VIE. This FASB guidance is effective as of January 1, 2010 for calendar year reporting entities and early adoption is not permitted. The Company does not anticipate the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Credit risk arises from potential non-performance by counterparties and customers. BGC Partners has established policies and procedures to manage its exposure to credit risk. BGC Partners maintains a thorough credit approval process to limit exposure to counterparty risk and employs stringent monitoring to control the counterparty risk from its matched principal and agency businesses. BGC Partners’ account opening and counterparty approval process includes verification of key customer identification, anti-money laundering verification checks and a credit review of financial and operating data. The credit review process includes establishing an internal credit rating and any other information deemed necessary to make an informed credit decision, including correspondence, due diligence calls and a visit to the entity’s premises, as necessary.

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

The number of matched principal trades BGC Partners executes has continued to grow as compared to prior years. Receivables from brokers, dealers and clearing organizations and payables to brokers, dealers and clearing organizations on the Company’s consolidated statements of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC Partners’ experience has been that substantially all of these transactions ultimately settle at the contracted amounts.

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

Interest Rate Risk

BGC Partners had $167.6 million in fixed-rate debt outstanding as of December 31, 2009. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BGC Partners, Inc. and Subsidiaries

Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited the accompanying consolidated statements of financial condition of BGC Partners, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in equity for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGC Partners, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BGC Partners Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited BGC Partners, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BGC Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BGC Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of BGC Partners, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in equity for each of the two years in the period ended December 31, 2009 of BGC Partners, Inc. and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the management of BGC Partners, Inc.,

We have audited the consolidated statements of operations, cash flows, and changes in equity of BGC Partners, Inc., formerly eSpeed, Inc. (the “Company”), for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements give retroactive effect to the merger of eSpeed, Inc. and BGC Partners, LLC on April 1, 2008, which has been accounted for as a business combination of entities under common control similar to a pooling of interests as described in Note 1 to the consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of BGC Partners, Inc., for the year ended December 31, 2007, after giving retroactive effect to the merger of eSpeed, Inc. with BGC Partners, LLC as described in Note 1 to the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

April 16, 2008

PART I—FINANCIAL INFORMATION

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	December 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$469,301	$204,930
Cash segregated under regulatory requirements	2,200	5,101
Reverse repurchase agreements with related parties	—	151,224
Loan receivables from related parties	980	980
Securities owned:
Securities pledged as collateral	—	805
Securities unencumbered	2,553	82
Marketable securities	1,510	920
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	413,980	177,831
Accrued commissions receivable, net	108,495	127,639
Forgivable loans and other receivables from employees and partners	138,113	80,597
Fixed assets, net	132,966	136,812
Investments	23,173	26,559
Goodwill	77,118	63,500
Other intangible assets, net	13,912	17,066
Receivables from related parties	14,459	14,780
Other assets	65,789	59,515

Total assets	$1,464,549	$1,068,341

Liabilities, Redeemable Partnership Interest, and Total Equity
Accrued compensation	$143,283	$113,547
Securities sold, not yet purchased	11	321
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	385,345	119,262
Payables to related parties	64,169	50,316
Accounts payable, accrued and other liabilities	256,452	177,340
Deferred revenue	9,805	13,774
Notes payable and collateralized borrowings	167,586	150,000

Total liabilities	1,026,651	624,560
Redeemable partnership interest	103,820	102,579
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 70,661 and 61,735 shares issued at December 31, 2009 and December 31, 2008, respectively; and 56,124 and 51,222 shares outstanding at December 31, 2009 and December 31, 2008, respectively	707	617
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 26,448 and 30,148 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively, convertible into Class A common stock	264	301
Additional paid-in capital	292,881	271,161
Treasury stock, at cost: 14,537 and 10,513 shares of Class A common stock at December 31, 2009 and December 31, 2008, respectively	(89,756)	(81,845)
Retained (deficit) earnings	(2,171)	1,958
Accumulated other comprehensive loss	(36)	(3,942)

Total stockholders’ equity	201,889	188,250

Noncontrolling interest in subsidiaries	132,189	152,952

Total equity	334,078	341,202

Total liabilities, redeemable partnership interest, and equity	$1,464,549	$1,068,341

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Commissions	$693,818	$871,198	$802,956
Principal transactions	379,767	247,404	205,049
Fees from related parties	58,877	76,126	53,809
Market data	17,953	19,404	18,981
Software solutions	7,419	7,780	10,983
Interest income	7,252	11,813	22,968
Other revenues	5,923	2,276	2,895
Losses on equity investments	(8,687)	(7,069)	(715)

Total revenues	1,162,322	1,228,932	1,116,926
Expenses:
Compensation and employee benefits	725,139	819,413	649,507
Allocation of net income to founding/working partner units	11,619	10,849	—
Allocation of net income to REUs/RPUs	5,112	551	—

Total compensation and employee benefits	741,870	830,813	649,507
Occupancy and equipment	108,014	111,906	115,683
Fees to related parties	13,882	15,294	31,886
Professional and consulting fees	34,350	52,016	64,232
Communications	66,028	66,916	58,335
Selling and promotion	57,437	62,087	55,719
Commissions and floor brokerage	16,536	24,600	22,050
Interest expense	9,920	18,950	26,251
Other expenses	49,797	36,576	50,589

Total expenses	1,097,834	1,219,158	1,074,252
Income from continuing operations before income taxes	64,488	9,774	42,674
Provision for income taxes	23,675	20,115	9,320

Consolidated net income (loss)	$40,813	$(10,341)	$33,354

Less: Net income attributable to noncontrolling interest in subsidiaries	20,788	19,368	2,352

Net income (loss) available to common stockholders	$20,025	$(29,709)	$31,002

Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$20,025	$(29,709)	$31,002

Basic earnings (loss) per share	$0.25	$(0.28)	$0.17

Basic weighted average shares of common stock outstanding	80,350	105,771	184,326

Fully diluted (loss) earnings per share
Net income (loss) for fully diluted shares	$50,711	$(29,709)	$31,002

Fully diluted earnings (loss) per share	$0. 24	$(0.28)	$0.17

Fully diluted weighted average shares of common stock outstanding	211,036	105,771	185,482

Dividends declared per share of common stock	$0.30	$0.27	$—

Dividends declared and paid per share of common stock	$0. 30	$0.23	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net income (loss)	$40,813	$(10,341)	$33,354
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Compensation related to partner redemptions and exchangeability of founding partner units	—	85,056	—
Allocations of net income to founding/working partner units and REUs/RPUs	16,731	11,400	—
Fixed asset depreciation and intangible asset amortization	52,974	57,131	61,127
Forgivable loan amortization	31,093	29,800	34,439
Grant units	—	—	509
Charitable contributions	—	6,387	—
Stock-based compensation	22,134	8,454	17,647
Impairment of fixed assets	1,232	5,002	4,757
Losses on equity investments	8,687	7,069	—
Deferred tax benefit	(360)	(10,530)	(4,970)
Recognition of deferred revenue	(5,219)	(12,268)	(5,412)
Other	(282)	—	(287)
Changes in operating assets and liabilities:
Decrease (increase) in cash segregated under regulatory requirements	2,901	(2,418)	1,436
Decrease in reverse repurchase agreements	—	7,560	6,286
Decrease (increase) in reverse repurchase agreements with related parties	151,224	(10,535)	45,520
(Increase) decrease in securities owned	(1,362)	30,848	37,266
(Increase) decrease in receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	(224,357)	43,248	231,846
Decrease (increase) in accrued commissions receivable, net	21,314	13,248	(27,104)
Decrease (increase) in receivables from related parties	321	(268)	56,567
(Increase) in forgivable loans and other receivables from employees and partners	(88,154)	(47,093)	(44,621)
(Increase) decrease in other assets	(9,814)	5,698	(1,495)
(Decrease) increase in securities sold, not yet purchased	(310)	321	—
Increase (decrease) in payables to brokers, dealers, clearing organizations, customers and related broker-dealers	261,475	(151,203)	(140,369)
Increase in accrued compensation	87	27,526	31,127
(Decrease) in securities sold under agreements to repurchase	—	—	(25,313)
Increase in deferred revenue	1,250	7,145	4,150
Increase (decrease) in accounts payable, accrued and other liabilities	80,050	(23,550)	(6,197)
Increase in payables to related parties	12,185	32,469	19,039

Net cash provided by operating activities	374,613	110,156	329,302

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Secured loan to related party	—	—	(185,000)
Payment of secured loan by related party	—	65,000	120,000
Purchases of fixed assets	(29,136)	(38,863)	(41,437)
Decrease in restricted cash	—	—	1,827
Purchase of investment	—	—	(1,363)
Capitalization of software development costs	(15,472)	(19,823)	(21,053)
Capitalization of patent defense and registration costs	(1,469)	(2,476)	(1,504)
Payments for acquisitions, net of cash acquired	(5,140)	(5,000)	—
Increase in loan receivables from related parties	—	(980)	—
Investment in unconsolidated entities	(5,301)	(3,036)	—
Purchase of marketable securities	—	—	(2,414)

Net cash used in investing activities	(56,518)	(5,178)	(130,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collateralized borrowings, net	17,586	—	—
Capital distributions	—	(130,000)	—
Long-term borrowings	—	150,000	—
Long-term borrowings with related parties	—	—	57,000
Repayments of long-term borrowings with related parties	—	(196,818)	(109,078)
Proceeds from primary offering of class A common stock, net	—	72,342	—
Repurchase of Class A common stock	(7,911)	(19,248)	(373)
Proceeds from exercises of stock options and warrants	—	1,174	810
Proceeds from working partner unit purchases	—	1,000	—
Excess tax benefit from stock-based compensation	—	13	158
Earnings distributions to Cantor, founding/working and REU partners	(42,117)	(35,327)	—
Dividends to stockholders	(24,171)	(18,600)	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(657)	(1,883)	(464)

Net cash used in financing activities	(57,270)	(177,347)	(51,947)
Effect of exchange rate changes on cash	3,546	—	—

Net increase (decrease) in cash and cash equivalents	264,371	(72,369)	146,411
Cash and cash equivalents at beginning of period	204,930	277,299	130,888

Cash and cash equivalents at end of period	$469,301	$204,930	$277,299

Supplemental cash information:
Cash paid during the period for taxes	$15,877	$26,742	$7,043

Cash paid during the period for interest	$9,920	$17,102	$26,191

Supplemental non-cash information
Conversion of Class B common stock into Class A common stock	$37	$27	$—
Investment of non-cash assets in ELX	—	18,333	—
Issuance of equity instruments upon merger	—	(233,747)	—
Forgiveness/settlement of receivables from and payables to related parties, net, in conjunction with the separation and merger	—	4,354	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2007

(In thousands, except share amounts)

	Members’ Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total Stockholders’ and Members’ Equity
Balance, January 1, 2007	$171,781	$364	$205	$299,682	$(62,597)	$15,425	$—	$—	$424,860
Fin 48 adjustment to beginning retained earnings	—	—	—	—	—	(209)	—	—	(209)

Adjusted Balance, January 1, 2007	171,781	364	205	299,682	(62,597)	15,216	—		424,651
Distribution on grant units	53	—	—	—	—	—	—	—	53
Grant units—impact of SFAS 123R	456	—	—	—	—	—	—	—	456
Issuance of restricted stock and equity units	—	—	—	—	—	—	—	—	—
Other capital related transactions	(336)	—	—	—	—	—	—	—	(336)
Stock-based compensation	—	—	—	12,612	—	—	—	—	12,612
Issuance of Class A common stock related to 401(k), 15,800 shares	—	—	—	138	—	—	—	—	138
Vesting of restricted stock units, 218,178 shares	—	2	—	(2)	—	—	—	—	—
Exercise of employee stock options, 156,320 shares	—	2	—	808	—	—	—	—	810
Comprehensive income:
Consolidated net (loss) income	63,500	—	—	—	—	(32,498)	—	2,352	33,354
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—
Unrealized loss on securities available-for-sale	—	—	—	—	—	—	(61)	—	(61)

Comprehensive (loss) income	63,500	—	—	—	—	(32,498)	(61)	2,352	33,293

Balance, December 31, 2007	$235,454	$368	$205	$313,238	$(62,597)	$(17,282)	$(61)	$2,352	$471,677

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Year Ended December 31, 2008

(in thousands, except share amounts)

	Members’ Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2008	$235,454	$368	$205	$313,238	$(62,597)	$(17,282)	$(61)	$2,352	$471,677
Capital distribution to Cantor upon separation/merger	(130,000)	—	—	—	—	—	—	—	(130,000)
Contribution of common stock from Cantor upon separation/merger (9,618,764 Class A common stock and 12,350,307 Class B common stock)	(23,946)	97	123	23,726	—	—	—	—	—
Settlement of intercompany balances upon separation/merger	4,354	—	—	—	—	—	—	—	4,354
Redemption of founding partner units upon separation/merger	84,063	—	—	—	—	—	—	—	84,063
Recapitalization upon merger; allocation of equity to founding partners and Cantor	(121,847)	—	—	(93,309)	—	—	—	113,038	(102,118)
Conversion of Class B common stock to Class A common stock	—	27	(27)	—	—	—	—	—	—
Primary offering of Class A common stock, net	—	100	—	28,403	—	—	—	43,839	72,342
Capital contribution by founding partners to cover 2008 Charity Day	—	—	—	6,191	—	—	—	—	6,191
Repurchase of Class A common stock, 4,011,072 shares	—	—	—	—	(19,248)	—	—	—	(19,248)
Dividends to stockholders	—	—	—	(19,468)	—	868	—	—	(18,600)
Earnings distributions to Cantor, founding/working and REU partners	—	—	—	—	—	—	—	(24,478)	(24,478)
Stock-based compensation	—	4	—	5,927	—	—	—	—	5,931
Issuance of Class A common stock upon exchange of founding partner units and distribution rights, 1,809,524 shares	—	18	—	6,783	—	—	—	—	6,801
Other	—	3	—	(330)	—	3	—	(1,167)	(1,491)
Comprehensive income:
Consolidated net (loss) income	(48,078)	—	—	—	—	18,369	—	19,368	(10,341)
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(2,448)	—	(2,448)
Unrealized loss on securities available-for-sale	—	—	—	—	—	—	(1,433)	—	(1,433)

Comprehensive (loss) income	(48,078)	—	—	—	—	18,369	(3,881)	19,368	(14,222)

Balance, December 31, 2008	$—	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$152,952	$341,202

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Year Ended December 31, 2009

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2009	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$152,952	$341,202
Repurchase of Class A common stock, 4,023,959 shares	—	—	—	(7,911)	—	—	—	(7,911)
Conversion of Class B common stock to Class A common stock, 3,700,000 shares	37	(37)	—	—	—	—	—	—
Stock-based compensation	8	—	12,126	—	—	—	—	12,134
Issuance of Class A common stock upon exchange of founding partner units, 4,438,765 shares	44	—	9,606	—	—	—	2,550	12,200
Cantor Redemption of Founding Partners Units	—	—	—	—	—	—	195	195
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	(11,434)	(11,434)
Dividends to stockholders	—	—	—	—	(24,171)	—	—	(24,171)
Earnings distributions to Cantor, founding/working and REU partners	—	—	—	—	—	—	(32,700)	(32,700)
Other	1	—	(12)	—	17	—	(26)	(20)
Comprehensive income:
Consolidated net income	—	—	—	—	20,025	—	20,788	40,813
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	3,013	165	3,178
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	893	(301)	592

Comprehensive income	—	—	—	—	20,025	3,906	20,652	44,583

Balance, December 31, 2009	$707	$264	$292,881	$(89,756)	$(2,171)	$(36)	$132,189	$334,078

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global financial intermediary to the financial markets specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. The Company also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. Through its eSpeed and BGCantor Market Data brands, BGC Partners also offers financial technology solutions and market data and analytics related to select financial instruments and markets. The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. The Company’s integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either over the counter (“OTC”) or through an exchange. BGC Partners has offices in New York and London, as well as in Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Sao Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo and Toronto.

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

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements include the Company’s accounts and all subsidiaries in which the Company has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements reflect the historical financial position, results of operations and cash flows of BGC Partners as if the merger occurred as of the earliest period presented, with the exception of certain capital and tax modifications which became effective as of April 1, 2008. Specifically, the historical financial statements of BGC Partners, for the periods prior to April 1, 2008, do not give effect to the following matters, which are described in more detail in Note 2, The Separation, Merger and Recapitalization, Note 18, Income Taxes and Note 4, Earnings Per Share:

•	The capitalization of the acquired net assets of BGC Partners, LLC;

•	Modification in tax structure;

•	Allocations of net income to founding/working partner units and REUs;

•	Redeemable partnership interest;

•	Noncontrolling interest in subsidiaries held by Cantor; and

•	Basic and fully diluted earnings per share calculations.

Recently Adopted Accounting Pronouncements:

In December 2007, the FASB issued guidance on Noncontrolling Interest in Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest of the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company adopted the provisions when they became effective on January 1, 2009. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance on Business Combinations which retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This guidance amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and non-contractual contingencies. This FASB guidance also amends the recognition criteria for contingent consideration. The Company adopted the provisions when they became effective on January 1, 2009. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued guidance on Determining the Useful Life of Intangible Assets, which amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. This guidance became effective for fiscal years beginning after December 15, 2008. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued guidance on Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities which requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. This FASB guidance became effective for fiscal years beginning after December 15, 2008. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This guidance addresses the criteria and disclosures for recognition of an acquired asset or liability assumed in a business combination that arises from a contingency. This guidance was effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. This FASB guidance was adopted by the Company as of the effective date and the adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance on their Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This FASB guidance establishes their Accounting Standards Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance on Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value. This guidance provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available and provides valuation techniques to be utilized by the reporting entity. This guidance became effective for the first reporting period (including interim periods) beginning after issuance on August 28, 2009. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial statements.

New Accounting Pronouncements:

In June 2009 the FASB issued guidance that addresses the effects of eliminating the QSPE concept from existing accounting guidance and clarifies and amends certain key provisions, including the transparency of an enterprise’s involvement with variable interest entities (VIEs). The key changes resulting from this new FASB guidance are the requirement of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, the requirement of continuous assessments as to whether an enterprise is the primary beneficiary of a VIE, amendments to certain existing guidance related to the determination as to which entities are deemed VIEs, and the amendment of existing consideration of related party relationships in the determination of the primary beneficiary of a VIE. This FASB guidance also requires enhanced disclosures to provide more transparent information regarding an enterprise’s involvement with a VIE. This FASB guidance is effective for the first reporting period that begins after November 15, 2009 and early adoption is not permitted. The Company does not anticipate the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

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

As a result of the separation and merger, the following four economic ownership classes of the Company were established:

Founding/working partner units

Founding/working partners have a limited partnership interest in BGC Holdings. Prior to the merger, this interest was accounted for as a component of stockholders’ and members’ equity section of the consolidated statements of financial condition. With effect from the merger, the Company accounts for founding/working partnership interest outside of permanent capital, as “Redeemable partnership interest”, in the consolidated statements of financial condition. This classification is in accordance with FASB guidance, Classification and Measurement of Redeemable Securities, which requires that preferred securities, or other equity instruments, including common stock, derivative instruments, and share-based payment arrangements that are classified as equity, that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. This guidance is applicable to founding/working partnership interest because founding/working partner units are redeemable upon termination of a partner, which includes the termination of employment, which can be at the option of the partner and not within the control of the issuer.

Founding/working partner units are limited partnership interests in our consolidated subsidiary, BGC Holdings, that are held by limited partners who are employees and that receive quarterly allocations of net income based on their weighted average pro rata share of economic ownership of the operating subsidiaries. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are redeemed, and the unit holders are no longer entitled to participate in the quarterly (cash distributed) allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a separate component of compensation expense under “Allocation of net income to founding/working partner units” in the Company’s consolidated statements of operations.

Certain founding/working partner units have been granted exchangeability into Class A common stock on a one-for-one basis and at the Company’s discretion; additional founding/working partner units may become exchangeable for Class A common stock on a one-for-one basis.

REU holders

REUs are limited partnership interests in our consolidated subsidiary, BGC Holdings, that are held by limited partners who are employees and generally receive quarterly allocations of net income based on their weighted average pro rata share of economic ownership of our operating subsidiaries. These allocations are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holders. A significant majority of the REUs granted entitle the holders to receive post-termination payments equal to the stated amount of the grant in four equal yearly installments after the holder’s termination. REUs are accounted for as liability awards, and in accordance with FASB guidance the Company records compensation expense for the liability awards based on the change in fair value at each reporting date. In addition, as prescribed in FASB guidance, the quarterly allocations of net income on such REUs are reflected as a separate component of compensation expense under “Allocation of net income to REUs/RPUs” in our consolidated statements of operations.

Cantor

Cantor’s limited partnership interest in BGC Holdings as a result of its contribution of the BGC Division is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition. Cantor receives allocations of net income based on its weighted average pro rata share of economic ownership for each quarterly period. This allocation is reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations.

In quarterly periods in which the Company has a net loss, the amount reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” represents the allocation for founding/working partner units, REUs/RPUs and Cantor’s limited partnership interest.

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

Immediately following the Primary Offering, the Company repurchased 175,000 shares of Class A common stock from one of its executive officers for $7.72 per share, totaling approximately $1.4 million. BGC Partners contributed the remaining net proceeds from the Primary Offering to BGC US and BGC Global in exchange for additional partnership interests on a one-for-one basis. BGC US and BGC Global has used such proceeds for general corporate purposes, including certain acquisitions.

3.	Summary of Significant Accounting Policies

Use of Estimates: The preparation of the accompanying consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in these consolidated financial statements. Management believes that the estimates utilized in preparing these consolidated financial statements are reasonable. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from the estimates included in the accompanying consolidated financial statements. Certain reclassifications have been made to previously reported amounts to conform with the current presentation.

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

Principal Transactions: Principal transaction revenues are primarily derived from matched principal transactions, whereby the Company simultaneously agrees to buy securities from one customer and sell them to another customer. A very limited number of trading businesses are allowed to enter into unmatched principal transactions to facilitate a customer’s execution needs for transactions initiated by such customers. Revenues earned from principal transactions represent the spread between the buy and sell price of the brokered security, commodity or derivative. Principal transaction revenues and related expenses are recognized on a trade-date basis. Positions held as part of a principal transaction are marked to market on a daily basis.

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

Securities Owned and Securities Sold, Not Yet Purchased: Securities owned and securities sold, not yet purchased are comprised of positions held in connection with customer facilitation and liquidity trading and are classified as trading and marked to market daily based on current listed market prices or broker quotes with the resulting gains and losses included in operating income in the current period. Unrealized and realized gains and losses from securities owned and securities sold, not yet purchased in connection with customer facilitation and liquidity trading are included as part of “Principal transactions” on the accompanying consolidated statements of operations.

The Company can pledge securities it owns in order to satisfy deposit requirements at various exchanges or clearing organizations, to collateralize secured short-term borrowings to finance inventory positions and to collateralize securities lending arrangements. Securities pledged are recorded as “Securities pledged as collateral” in the Company’s consolidated statements of financial condition.

Fair Value—FASB issued guidance on fair value measurement that defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and further expands disclosures about such fair value measurements.

The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

In determining fair value, the Company separates financial instruments owned and financial instruments sold, but not yet purchased into two categories: cash instruments and derivative contracts.

•

Cash Instruments—Cash instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government securities, certain sovereign government obligations, and active listed equities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

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

•

Derivative Contracts—Derivative contracts can be exchange-traded or OTC. Exchange-traded derivatives, typically fall within Level 1 or Level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. The Company generally values exchange-traded derivatives using the closing price of the exchange-traded derivatives. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

See Note 10, Fair Value of Financial Assets and Liabilities, for more information on the fair value of financial assets and liabilities.

Marketable Securities: Marketable securities are comprised of securities held for investment purposes and are accounted for in accordance with FASB guidance Accounting for Certain Investments in Debt and Equity Securities. The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale and reported at fair value. Unrealized gains and losses are included as part of “Accumulated other comprehensive loss” on the accompanying Consolidated Statement of Financial Condition.

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

Accrued Commissions Receivable: Accrued commissions receivable represent amounts due from brokers, dealers, banks and other financial and non-financial institutions for the execution of securities, foreign exchange and derivative agency transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $2.9 million, $2.2 million and $1.1 million as of December 31, 2009, 2008 and 2007, respectively. The allowance is based on management’s estimate and is reviewed periodically based on the facts and circumstances of each outstanding receivable.

Forgivable Loans and Other Receivables from Employees and Partners: Forgivable loans and other receivables from employees and partners primarily consist of loan contracts between the Company and employees and partners that provide for the return of the loan if employment is terminated prior to the expiration of the contract. The forgivable loans are stated at historical value net of amortization, which is calculated using the straight-line method over the term of the contract which is generally two or three years. Also included in “Forgivable loans and other receivables from employees and partners” on the accompanying consolidated statements of financial condition, are advances on bonuses and salaries and other loan contracts that the Company may, from time to time, execute with employees and partners. The Company expects to fully recover the forgivable loans if employees or partners terminate their employment prior to the expiration of the contract, and expects to fully recover other advances and loans as agreed under the contracts. As such, the Company does not have an allowance related to forgivable loans and other receivables from employees and partners (see Note 11, Related Party Transactions, for more information regarding these loans and other receivables).

Additionally, beginning in 2009, the Company has entered into various agreements with certain of its partners whereby these individuals receive loans that are expected to be repaid from the distribution earnings the individual receives on their BGC Holdings limited partnership interests. The loans are termed Prepaid Partnership Distribution (PPD) loans. In certain instances, the portion of the loan balance not repaid from distribution earnings is forgivable. PPD Loans, both those that are forgivable and those that are not forgivable, are included as part of “Forgivable loans and other receivables from employees and partners” in the Company’s consolidated statements of financial condition.

Fixed Assets: Fixed assets are carried at cost net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Internal and external direct costs of developing applications and obtaining software for internal use are capitalized and amortized over three years. Computer equipment is depreciated over three to five years. Leasehold improvements are depreciated over the shorter of their estimated economic useful lives or the remaining lease term. Routine repairs and maintenance are expensed as incurred. When fixed assets are retired or otherwise disposed of, the related gain or loss is included in operating income. The Company has asset retirement obligations related to certain of its leasehold improvements, which it accounts for using the FASB guidance, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the long-term composite risk-free interest rate in effect when the liability was initially recognized.

Investments: The Company’s investments in which it does not have a controlling interest or is not the primary beneficiary are accounted for under the equity method. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with FASB guidance, Consolidation of Variable Interest Entities, the Company would also consolidate any variable interest entities (“VIEs”) of which it is the primary beneficiary.

Long-Lived Assets: The Company periodically evaluates potential impairment of long-lived assets and amortizable intangibles, when a change in circumstances occurs, by applying the concepts of FASB guidance, Accounting for the Impairment or Disposal of Long-Lived Assets, and assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets. If the undiscounted future cash flows were less than the carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Goodwill and Intangible Assets: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. As prescribed in FASB guidance, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. The Company performed impairment evaluations for the years ended December 31, 2009, 2008 and 2007, and concluded that there was no impairment of its goodwill or indefinite lived intangible assets.

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

Income Taxes: The Company accounts for income taxes using the asset and liability method pursuant to FASB guidance, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership’s income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ liability or benefit is not reflected in the Company’s consolidated financial statements. The tax related assets, liabilities, provisions or benefits included in the Company’s consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Effective January 1, 2007, the Company adopted FASB guidance, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement on Accounting for Income Taxes. The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is no longer subject to United States federal, state and local, or non-U.S. income tax examination by tax authorities for the years prior to 2003, 1999, and 2001, respectively.

Stock-Based Compensation: The Company accounts for stock-based compensation under the fair value recognition provisions of the FASB guidance, Share-Based Payment, using the modified prospective method. Under the modified prospective method, stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The grant-date fair value of stock-based awards is amortized to expense ratably over the awards’ vesting periods. This FASB guidance also requires that the Company record an expense for the change in the fair value of the liability awards for each reporting period and that the change in fair value be reflected as stock-based compensation expense in the Company’s consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reviewed for estimated forfeitures. Further, this FASB guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units: Restricted stock units (“RSUs”) provided to certain employees by the Company are accounted for as equity awards, and, as per FASB guidance, the Company is required to record an expense for the portion of the RSUs that is ultimately expected to vest. The grant-date fair value of RSUs is amortized to expense ratably over the awards’ vesting periods. The amortization is reflected as non-cash equity-based compensation expense in the Company’s consolidated statement of operations. In addition, quarterly dividend equivalents on such RSUs are included in the Company’s compensation expense.

REUs/RPUs: Limited partnership interests in BGC Holdings provided to certain employees by the Company, termed REUs, or RPUs (Restricted Partnership Units) are accounted for as liability awards, and, as per FASB guidance, the Company is required to record an expense for the liability awards based on their fair value at each reporting date. The change in fair value of the liability awards is reflected as non-cash equity-based compensation expense at each reporting date until settlement in the Company’s consolidated statement of operations. In addition, quarterly distributions on such REUs/RPUs are included in the Company’s compensation expense.

Grant Units: Partnership units granted by Cantor to certain employees of the Company prior to the separation/merger are accounted for as liability awards, and, as per FASB guidance, the Company is required to record an expense for the liability awards based on their fair value at each reporting date. The change in fair value of the liability awards of Cantor is reflected as non-cash equity-based compensation expense at each reporting date until settlement in the Company’s consolidated statement of operations. In addition, quarterly distributions on such partnership units are included in the Company’s compensation expense.

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

FASB guidance requires that an entity recognize all derivative contracts as either assets or liabilities in the consolidated statements of financial condition and measure those instruments at fair value. The fair value of all derivative contracts is recorded on a net-by-counterparty basis where management believes a legal right of setoff exists under an enforceable netting agreement. Derivative contracts are recorded as part of “Receivables from or payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the accompanying consolidated statements of financial condition.

4.	Earnings Per Share

FASB guidance on Earnings Per Share (“EPS”), establishes standards for computing and presenting EPS. This guidance requires the dual presentation of basic and fully diluted EPS on the face of the Company’s consolidated statements of operations and requires a reconciliation of numerators (net income (loss)) and denominators (weighted-average shares of common stock outstanding) for both basic and fully diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average shares of common stock outstanding. From April 1, 2008, net income is allocated to each of the four economic ownership classes described above in Note 2, based on each class’s pro rata economic ownership. The weighted-average shares of common stock outstanding have been retroactively restated to all periods prior to April 1, 2008 to give effect to the shares issued in connection with the merger. There were no net income allocations to founding/working partners units, REUs/RPUs, or Cantor, nor dividend equivalents to RSUs for the periods prior to April 1, 2008 as it is assumed that all of the Company’s net income (loss) for those periods was allocated to all economic owners, including common stockholders.

The Company’s earnings for the years ended December 31, 2009, 2008 and 2007 were allocated as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Allocation of income to founding/working partner units	$11,619	$10,849	$—
Allocation of income to REUs/RPUs	5,112	551	—
Allocation of income allocable to Cantor	19,405	16,259	—
Net income (loss) available to common stockholders (1)	20,025	(29,709)	31,002

The following is a reconciliation of the Company’s basic and fully diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$20,025	$(29,709)	$31,002

Basic weighted average shares of common stock outstanding(1)	80,350	105,771	184,326

Basic earnings (loss) per share	$0.25	$(0.28)	$0.17

(1)	The weighted average shares outstanding for the years ended December 31, 2008 and 2007 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for those periods, allocations to founding/working partners, REUs and Cantor have not been deducted from net income.

Fully diluted earnings (loss) per share is calculated utilizing net income (loss) available for common stockholders plus net income allocations to the founding/working partner units, REUs/RPUs, Cantor; and dividend equivalents to RSUs and dividing it by the weighted average number of BGC Holdings units held by founding/working partners and Cantor, the weighted average number of REUs/RPUs eligible for distributions, the Company’s weighted average outstanding shares of common stock, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including options, RSUs and warrants, were exercised, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. However, in periods where there is a net loss, as there was for the year ended December 31, 2008, the adjustments to net income available to common stockholders and the adjustments to basic weighted average shares of common stock outstanding are excluded as their effect would be anti-dilutive. The following is a reconciliation of the Company’s fully diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008(1)	2007
Fully diluted earnings (loss) per share:
Net income (loss) available to common stockholders	$20,025	$(29,709)	$31,002
Allocation of net income to founding/working partner units(3)	9,684	—	—
Allocation of net income to REUs/RPUs(3)	4,145	—	—
Allocation of net income to Cantor(3)	16,108	—	—
Dividend equivalent to RSUs	749	—	—

Net income (loss) for fully diluted shares	$50,711	$(29,709)	$31,002

Basic weighted average shares of common stock outstanding(2)	80,350	105,771	184,326
RSUs	2,624	—	1,156
BGC Holdings units held by founding/working partners	40,690	—	—
REUs/RPUs	20,229	—	—
BGC Holdings units held by Cantor	67,143	—	—

Fully diluted weighted average shares of common stock outstanding	211,036	105,771	185,482

Fully diluted earnings (loss) per share	$0.24	$(0.28)	$0.17

(1)	Allocations of net income to founding/working partner units, REUs/RPUs and Cantor have been excluded from the calculation of net income (loss) for fully diluted shares for the year ended December 31, 2008 because the Company had a net loss for the period.

(2)	The weighted average shares outstanding for the years ended December 31, 2008 and 2007 have been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for those periods, allocations to founding/working partners and minority interest to Cantor have not been deducted from net income.
(3)	The allocations of net income above include the additional tax expense that the Company would incur if all of the outstanding units converted into public shares.

For the years ended December 31, 2009, 2008 and 2007, approximately 14.9 million, 23.6 million and 12.8 million options, RSUs and warrants, respectively, were not included in the computation of fully diluted earnings (loss) per share because their effect would have been anti-dilutive.

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

On September 24, 2009, the Company issued an aggregate of 1,396,516 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partnership units in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. All of these shares became eligible for sale beginning on November 4, 2009 when the Company’s restrictions on employee stock transactions are lifted. This issuance did not change the amount of fully diluted shares outstanding.

On November 3, 2009, the Company issued an aggregate of 356,602 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partnership units in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. All of these shares became eligible for sale beginning on November 4, 2009 when the Company’s restrictions on employee stock transactions are lifted. Also on November 10, 2009, the Company issued an aggregate of 400,000 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partnership units in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. These issuances did not change the amount of fully diluted shares outstanding.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $100.0 million of outstanding Class A common stock.

Stock repurchase activity for the year ended December 31, 2009 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2009—March 31, 2009	3,537,258	$1.89	3,537,258	$33,629,570
April 1, 2009—June 30, 2009	486,701	$2.50	486,701	$32,412,817
July 1, 2009—September 30, 2009	—	$—	—	$32,412,817
October 1, 2009—December 31, 2009	—	$—	—	$32,412,817

During the year ended December 31, 2009, the Company repurchased 4,023,959 shares of its Class A common stock. These repurchases included 2,600,000 shares repurchased from The Cantor Fitzgerald Relief Fund at the market price of $1.99 per share, for an aggregate purchase price of approximately $5.2 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2008 Charity Day.

At December 31, 2009, the Company had approximately $32.4 million remaining from its $100 million buyback authorization and from time to time, the Company may actively continue to repurchase shares.

5.	Securities Owned and Securities Sold, Not Yet Purchased

The Company allows certain of its brokerage desks to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating transactions, adding liquidity, improving customer satisfaction, increasing revenue opportunities and attracting additional order flow. Total securities owned was $2.6 million and $0.9 million as of December, 31, 2009 and December 31, 2008, respectively.

Securities owned consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Corporate debt	$—	$75
Government debt	2,492	805
Equities	61	7

Total	$2,553	$887

As of December 31, 2008, the Company had pledged $0.8 million of securities owned to satisfy deposit requirements at various exchanges or clearing organizations. These securities are reported as “Securities pledged as collateral” in the accompanying consolidated statements of financial condition.

Total securities sold, not yet purchased was $11 thousand and $0.3 million as of December 31, 2009 and December 31, 2008, respectively.

Securities sold, not yet purchased consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Equities	$11	$321

6.	Marketable Securities

Marketable securities consisted of the Company’s ownership of 4,350,000 shares of Class A common stock of Patsystems, plc, which were purchased during 2007. The investment, which had a fair value of $1.5 million and $0.9 million as of December 31, 2009 and December 31, 2008, is classified as available-for-sale and recorded at fair value. Unrealized gains or losses are included as part of “Accumulated other comprehensive loss” on the accompanying consolidated statements of financial condition.

7.	Collateralized Transactions

Reverse repurchase agreements with related parties

Reverse Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest.

For Reverse Repurchase Agreements, it is the Company’s policy to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under Reverse Repurchase Agreements. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. As of December 31, 2009, the Company had not entered into any Reverse Repurchase Agreements. In 2008, such Reverse Repurchase Agreements are with Cantor (see Note 11, Related Party Transactions, for more information regarding these agreements).

As of December 31, 2008, the Company had received, as collateral, U.S. Treasury or other fixed income securities with a fair value of $184.6 million, all of which pertained to overnight Reverse Repurchase Agreements with Cantor that pertained to Reverse Repurchase Agreements as part of the Company’s cash management strategy.

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

	December 31, 2009	December 31, 2008
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$372,977	$101,389
Receivables from clearing organizations	30,528	61,377
Open derivative contracts	2,261	2,864
Other receivables from brokers, dealers and customers	6,214	12,201
Net pending trades	2,000	—

Total	$413,980	$177,831

Payables to brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$374,907	$99,264
Open derivative contracts	—	683
Other payables to brokers, dealers and customers	9,373	13,178
Payables to clearing organizations	1,065	235
Net pending trades	—	5,902

Total	$385,345	$119,262

A portion of these receivables and payables are with Cantor (see Note 11, Related Party Transactions, for additional information related to these receivables and payables).

Substantially all open fails to deliver and fails to receive transactions as of December 31, 2009 have subsequently settled at the contracted amounts.

9.	Derivatives

The Company has entered into OTC derivative contracts. These derivative contracts primarily consist of interest rate and foreign exchange swaps. The Company enters into derivative contracts to facilitate client transactions, to hedge principal positions and to facilitate hedging activities of affiliated companies. Open derivative contracts are recognized at the fair value of the related assets and liabilities as part of “Receivables from and Payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition.

Fair values of derivative contracts are determined from quoted market prices or other public price sources. The Company does not designate any derivative contracts as hedges for accounting purposes. The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s consolidated statements of operations.

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2009		December 31, 2008
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,587	$—	$—	$—
Foreign exchange swaps	674	—	2,864	$683

	$2,261	$—	$2,864	$683

The notional amount of the interest rate swaps transactions at December 31, 2009 and December 31, 2008 was $3.0 billion and $0, respectively.

All of the Company’s foreign exchange swaps are with Cantor. The notional amount of the foreign exchange swap transactions at December 31, 2009 and December 31, 2008 was $146.6 million and $329.3 million, respectively.

The replacement cost of contracts in a gain position at December 31, 2009, summarized by counterparty credit ratings, is as follows (in thousands):

Rating (a)	Net Replacement Cost (in thousands):
BBB	$674
Other	1,587

$2,261

(a)	Credit ratings based on Standard & Poor’s.

10.	Fair Value of Financial Assets and Liabilities

The following table sets forth the Company’s financial assets, including those pledged as collateral and financial liabilities at fair value as December 31, 2009 (in thousands):

	December 31, 2009
	Assets	Liabilities
Interest rate swaps	$1,587	$—
Government debt	2,492	—
Equities	1,571	11
Foreign exchange swaps	674	—

Total	$6,324	$11

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at December 31, 2009 (in thousands):

	Assets at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,587	$—	$—	$1,587
Government debt	2,492	—	—	—	2,492
Equities	1,571	—	—	—	1,571
Foreign exchange swaps	—	674	—	—	674

Total	$4,063	$2,261	$—	$—	$6,324

	Liabilities at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Equities	$11	$—	$—	$—	$11

Total	$11	$—	$—	$—	$11

The following table sets forth the Company’s financial assets, including those pledged as collateral and financial liabilities at fair value at December 31, 2008 (in thousands):

	December 31, 2008
	Assets	Liabilities
Corporate debt	$75	$—
Government debt	805	—
Equities	927	321
Foreign exchange swaps	2,864	683

Total	$4,671	$1,004

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at December 31, 2008 (in thousands):

	Assets at Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Corporate debt	$—	$75	$—	$—	$75
Government debt	—	805	—	—	805
Equities	927	—	—	—	927
Foreign exchange swaps	—	2,864	—	—	2,864

Total	$927	$3,744	$—	$—	$4,671

	Liabilities at Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Equities	$321	$—	$—	$—	$321
Foreign exchange swaps	—	683	—	—	683

Total	$321	$683	$—	$—	$1,004

(1)	As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

11.	Related Party Transactions

Administrative Services Agreements

In the United States, Cantor provides the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. Such support includes allocations for occupancy of office space, utilization of fixed assets and accounting, operations, human resources and legal services. On April 1, 2008, in connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company, and the Company has the powers and rights of a common law employer of such employees.

The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

For the years ended December 31, 2009, 2008 and 2007, the Company was charged $33.1 million, $28.5 million, and $31.9 million, respectively, for the services provided by Cantor and its affiliates, of which $19.2 million, $13.2 million and $0 were to cover compensation to leased employees for the year ended December 31, 2009, 2008 and 2007.

Throughout Europe and Asia, the Company provides Cantor with administrative services, technology services and other support for which the Company charges Cantor based on the cost of providing such services plus a mark-up, currently 7.5%. Such support includes allocations for occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services. In the United Kingdom (“U.K.”), the Company provides these services to Cantor through Tower Bridge International Services L.P. (“Tower Bridge”). The Company established Tower Bridge on December 21, 2006, and as of the beginning of January 2007, transferred all of its current U.K. administrative employees and operations to Tower Bridge. The Company owns 52% of Tower Bridge and consolidates it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations.

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

For the years ended December 31, 2009, 2008 and 2007, the Company recognized related party revenues pursuant to these agreements of $38.4 million, $57.9 million and $53.8 million, respectively. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations.

As of December 31, 2009, 2008 and 2007 Cantor’s share of the net income in Tower Bridge was $1.4 million, $3.1 million and $2.4 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition.

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

The Company has agreed to pay Cantor to clear its securities transactions at Cantor’s cost, which shall include all direct and third-party costs which are paid directly by the Company, as well as allocated costs, which are included in fees to related parties.

The Company relies upon Cantor to provide Clearing Services and, in the absence of the Agreement, it would have to secure an alternative third-party clearing arrangement to provide such Clearing Services, which might be at higher rates or on less favorable terms.

The Company intends to continue this relationship with Cantor. Accordingly, the Company expects that Cantor will continue to post clearing capital on its behalf and the Company will post clearing capital with Cantor as requested under the Agreement. In the absence of such an arrangement, the Company may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of these transactions. The increased capital requirements required in connection with the clearing of the Company’s securities transactions could have a material adverse impact on the Company’ ability to make distributions, repurchase its stock or affect strategic acquisitions or other opportunities. However, the Company believes that the Agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude the Company from meeting its cash needs in the near term.

Debt Guaranty Agreements

On April 1, 2008, in connection with the Note Purchase Agreement, which authorized the issue and sale of $150.0 million principal amount of the Company’s Senior Notes, Cantor provided a guaranty of payment and performance on such notes. Cantor charges the Company an amount equal to 2.31% of the outstanding principal amount of the loans for the provision of the guaranty. The fees paid to Cantor for the guaranty are included as part of “Fees to related parties” in the Company’s consolidated statements of operations.

For the years ended December 31, 2009 and December 31, 2008, the Company recognized expense of approximately $3.5 million and $2.6 million, in relation to this charge, respectively. The Company did not recognize any expense for the year ended December 31, 2007.

Receivables from and Payables to Related Broker-Dealers

In Europe and the United States, certain trades executed by the Company are cleared and settled by Cantor. Additionally, in the UK, BGC Partners places certain trades on behalf of Cantor and its affiliates.

Amounts due from or to Cantor for undelivered securities or open derivative contracts are included as part of “Receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition. As of December 31, 2009 and 2008, the Company had receivables from Cantor of $3.8 million and $2.9 million, respectively. Additionally, as of December 31, 2009 and 2008, the Company had payables to Cantor of $0 million and $1.8 million, respectively.

Forgivable Loans and Other Receivables from Employees and Partners

The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive forgivable loans. As of December 31, 2009 and December 31, 2008, the unamortized balance of these forgivable loans was $62.4 million and $69.5 million, respectively. These forgivable loans are included as part of “Forgivable loans and other loan receivables from employees and partners” in the Company’s consolidated statements of financial condition.

Amortization expense for these forgivable loans for the years ended December 31, 2009, 2008 and 2007 was $31.1 million, $29.8 million and $34.4 million, respectively. Amortization expense for forgivable loans is included as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

Additionally, beginning in 2009, the Company has entered into various agreements with certain of its partners whereby these individuals receive loans that are expected to be repaid from the distribution earnings the individual receives on their BGC Holdings limited partnership interests. The loans are termed Prepaid Partnership Distribution (PPD) loans. In certain instances, the portion of the loan balance not repaid from distribution earnings is forgivable. PPD Loans, both those that are forgivable and those that are not forgivable, are included as part of “Forgivable loans and other loan receivables from employees and partners” in the Company’s consolidated statements of financial condition.

As of December 31, 2009, the unamortized balance of the PPD loans was $55.5 million and amortization expense for PPD loans that are forgivable for year ended December 31, 2009 was $3.0 million. Amortization expense for PPD loans is included as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. As of December 31, 2009 and 2008, the balance of these advances and other loans was $20.2 million and $11.1 million, respectively. These advances and other loans are included as part of “Forgivable loans and other loan receivables from employees and partners” in the Company’s consolidated statements of financial condition.

Reverse Repurchase Agreements

From time to time, the Company enters into Reverse Repurchase Agreements with Cantor, whereby the Company receives U.S. Treasury, agency or other fixed income securities as collateral. As of December 31, 2009 and December 31, 2008, the Company had $0 million and $151.2 million, respectively, of Reverse Repurchase Agreements with Cantor, of which the fair value of the collateral received from Cantor was $0 million and $184.6 million, respectively.

Secured Loan to Cantor

On July 26, 2007, the Company entered into a Secured Promissory Note and Pledge Agreement (the “Secured Loan”) with Cantor in which the Company agreed to lend to Cantor up to $100.0 million (the “Secured Loan Amount”) on a secured basis from time to time. The Secured Loan was guaranteed by a pledge of the Company’s Class A common stock or Class B common stock owned by Cantor equal to 125% of the outstanding Secured Loan amount, as determined on a next day basis. The Secured Loan earned interest at the market rate for equity repurchase agreements plus 0.25% and was payable on demand. The Secured Loan was approved by the Company’s Audit Committee. In September 2008, the Company was authorized to increase the amount available under its Secured Loan with Cantor from up to $100.0 million to all excess cash other than that amount needed for regulatory purposes, and to also accept, as security, pledges of any securities in addition to pledges of Class A or Class B common stock of the Company provided for under the original Secured Loan. At December 31, 2009 and December 31, 2008, there was no outstanding Secured Loan balance.

Notes Payable

Historically, the Company had various subordinated loans and notes payable outstanding to Cantor. All of these notes were repaid upon BGC Partners’ separation from Cantor on March 31, 2008.

For the year ended December 31, 2009 the Company did not incur any interest expense related to notes payable to Cantor. For the years ended December 31, 2008 and 2007, the Company incurred interest expense related to the notes payable to Cantor of $4.0 million and $19.3 million, respectively. Interest expense related to these notes is recorded as part of “Interest expense” in the accompanying consolidated statements of operations.

Grant Units

Prior to the merger, Cantor provided awards to certain employees of the Company in the form of grant units in Cantor (“grant units”). Grant units entitled the employees to participate in quarterly distributions of Cantor’s net income and to receive certain post-termination payments. See Note 16, Stock-Based Compensation, for more information regarding grant units.

Other Transactions

In January 2007, the Company announced the formation of Aqua Securities, L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Cantor and the Company have collectively contributed financial, professional and technology assets to the venture, which included all of the Company’s former equities order routing business. On August 21, 2008, the Company entered into a two-year Subordinated Loan Agreement, whereby the Company agreed to lend Aqua the principal sum of approximately $1.0 million, at the applicable rate of six month LIBOR plus 200 basis points. The cash proceeds covered by this Agreement shall be used and dealt with by Aqua as part of its capital and shall be subject to the risks of the business. The loan is recorded as part of “Loan receivables from related parties” in the Company’s consolidated statements of financial condition.

In June 2008, the Company was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. The Company was further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. As of December 31, 2009, the Company had not entered into any arrangements for the Aqua business.

During the year ended December 31, 2009, the Company made $2.9 million cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s consolidated statements of financial condition.

On December 21, 2007, the Company together with other leading financial institutions announced the formation of a limited partnership that has established a fully-electronic futures exchange. The Company holds an approximate 25% interest in ELX Futures LP (“ELX”). The Company has also entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX.

For the years ended December 31, 2009 and December 31, 2008, the Company recognized revenues of $20.4 and $18.2 million, respectively for the services provided to ELX. These revenues are included as of “Fees from related parties” in the accompanying consolidated statements of operations.

In April 2008, the Company was authorized to enter into short-term arrangements with Cantor to cover any failed U.S. treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2009, the Company had not entered into any arrangements to cover any failed U.S. treasury transactions.

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

As of the date of this filing, as a result of the termination of 33 founding partners, BGC Holdings has the right to redeem an aggregate of 2,290,944 BGC Holdings limited partnership units. Accordingly, upon the redemption of any of the founding partners’ BGC Holdings limited partnership units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units pursuant to terms yet to be determined.

On December 4, 2009, BGC Holdings redeemed an aggregate 70,632 limited partnership units held by three of these former founding partners and CFLP exercised its right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units as follows: (i) 1,480 limited partnership units at a price of $3.13 per unit; (ii) 54,792 limited partnership units at a price of $2.43 per unit; and (iii) 14,360 limited partnership units at a price of $3.96 per unit. In total, the 70,632 limited partnership units were purchased for a weighted average price of approximately $2.75 per unit. As a result of these purchases, as of the date of this filing, CFLP beneficially owns an aggregate 67,208,684 BGC Holdings limited partnership units. Upon the redemption of any other of the founding partners’ BGC Holdings limited partnership units, CFLP will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units pursuant to terms yet to be determined.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less than favorable to the receiving party than such services are provided to typical third-party customers.

12.	Investments

The Company’s investments consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
ELX	$8,725	$14,711
Freedom International Brokerage	9,968	9,767
China Credit BGC Money Broking Company Limited	2,415	—
Aqua	1,170	1,225
EIP Holdings	895	856

Total investments	$23,173	$26,559

The Company’s share of losses related to its investments was $8.7 million, $7.1 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s share of the losses is recorded under the caption “Losses on equity investments” in the accompanying consolidated statements of operations.

In March 2009, the Company was granted preliminary approval by the China Banking Regulatory Commission (“CBRC”) to establish a money broking joint venture company with China Credit Trust Co., Ltd. (“CCT”). The joint venture, named China Credit BGC Money Broking Company Limited, (“China Credit BGC”) will seek final approval in 2010. In May 2009, in accordance with the preliminary approval, the Company contributed the USD equivalent of RMB16.5 million in cash (approximately $2.4 million) into China Credit BGC. Subject to final approval, China Credit BGC plans to provide domestic and international broking services for foreign exchange, bond, money market, and derivatives products. The Company will hold a 33% stake in China Credit BGC. The Company did not record any gains or losses in 2009 in connection with its investment in China Credit BGC.

13.	Fixed Assets, net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Computer and communications equipment	$177,280	$168,186
Software, including software development costs	151,203	141,651
Leasehold improvements and other fixed assets	98,323	119,863

	426,806	429,700
Less: accumulated depreciation and amortization	293,840	292,888

Fixed assets, net	$132,966	$136,812

Depreciation expense was $34.9 million, $37.8 million and $38.1 million for years ended December 31, 2009, 2008 and 2007, respectively. Depreciation is included as part of “Occupancy and equipment” in the accompanying consolidated statements of operations. Impairment charges of $1.2 million, $5.0 million and $4.8 million were recorded for the years ended December 31, 2009, 2008 and 2007, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are recorded under the caption “Occupancy and equipment” in the accompanying consolidated statements of operations.

In accordance with FASB guidance on the Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the years ended December 31, 2009, 2008 and 2007, software development costs totaling $15.5 million, $19.8 million and $21.1 million, respectively, were capitalized. Amortization of software development costs totaled $13.4 million, $15.3 million and $17.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

14.	Goodwill and Other Intangible Assets, Net

In June 2009, the Company acquired all of the outstanding shares of Liquidez Distribuidora de Titulos e Valores Mobiliarios Ltda. (“Liquidez”), a Brazilian financial institution and interdealer broker with offices in Sao Paulo and Rio de Janeiro. The purchase price for Liquidez is $15.6 million plus an additional contingent payment subject to achievement of certain profit targets through 2013. As part of the purchase price, the Company issued an aggregate of 1,750,000 REUs to certain shareholders of Liquidez, a portion of which will become exchangeable into shares of the Company’s Class A Common Stock. An additional 250,000 REUs were issued to brokers and accounted for as compensation. The goodwill attributed to this acquisition was $12.0 million.

The results of operations of Liquidez have been included in the Company’s consolidated financial statements subsequent to the date of the acquisition.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

The changes in the carrying amount of goodwill for the year ended December 31, 2009 were as follows (in thousands):

December 31, 2009
Balance at December 31, 2008	$63,500
Liquidez acquisition	12,000
Other	1,618

Balance at December 31, 2009	$77,118

Other intangible assets consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Definite life intangible assets:
Patents	$36,364	$34,910
Customer base/relationships	15,076	15,076
Internally developed software	5,722	5,722
Covenant not to compete	1,628	1,628
Trademarks	1,330	1,315

Total gross definite life intangible assets	60,120	58,651
Less: accumulated amortization	(47,708)	(43,085)

Net definite life intangible assets	12,412	15,566

Horizon license	1,500	1,500

Total net intangible assets	$13,912	$17,066

Amortization expense was $4.6 million, $4.7 million and $5.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Intangible amortization is included as part of “Other expenses” in the accompanying consolidated statements of operations. The estimated aggregate amortization for each of the next five fiscal years is as follows: $3.6 million in 2010, $3.0 million in 2011, $2.3 million in 2012, $1.7 million in 2013 and $3.3 million thereafter.

15.	Notes Payable and Collateralized Borrowings

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes to a number of investors. The Senior Notes are due April 1, 2010, with interest payable semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision as discussed in note 11, Related Party Transactions). The Senior Notes are subject to certain covenants, including capital covenants that require the Company to maintain consolidated capital (comprised of total equity plus redeemable partnership interest) at an amount not less than $227.5 million and debt covenants that require that the Company’s consolidated debt not to exceed 60% of its consolidated capitalization; provided, however, that if the Company’s consolidated debt exceeds 55%, then the applicable interest rate of the Senior Notes will be increased by 0.25% per annum.

The Company recorded interest expense related to the Senior Notes of $7.8 million and $5.8 million for the years ended December 31, 2009 and 2008, respectively.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement with General Electric Capital Corporation, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment to General Electric Capital Corporation in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement is repayable in thirty six consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the loan was $17.6 million as of December 31, 2009. The loan is guaranteed by BGC Partners, Inc. The Company recorded interest expense related to the secured loan arrangement of $0.4 million for the year ended December 31, 2009.

As of December 31, 2009, the Company was in compliance with all debt covenants.

16.	Stock-Based Compensation

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2006	350,539	$9.06
Granted	319,469	10.20
Less: Delivered units	293,267	9.30
Less: Forfeited units	34,416	8.80

Balance at December 31, 2007	342,325	$9.79
Granted	2,957,846	9.76
Less: Delivered units	959,119	11.56
Less: Forfeited units	234,536	11.35

Balance at December 31, 2008	2,106,516	$8.91
Granted	3,067,869	2.66
Less: Delivered units	1,273,601	9.07
Less: Forfeited units	283,271	6.31

Balance at December 31, 2009	3,617,513	$3.83	1.21

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

During the years ended December 31, 2009, 2008 and 2007, the Company issued 3,067,869, 2,957,846 and 319,469, respectively, of RSUs with aggregate estimated grant date fair values of $8.2 million, $28.9 million and $3.3 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses.

For RSUs that vested during 2009, 2008 and 2007, the Company withheld shares valued at $1.8 million, $1.4 million and $0.5 million, respectively to pay payroll taxes due at the time of vesting.

RSUs granted to employees and directors have historically vested in a range of one to three years from date of grant. RSUs granted to these individuals during 2009, 2008 and 2007 generally vest over a three-year period, with 33.3% vesting on each of the anniversary dates.

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

As of December 31, 2009 and 2008 the aggregate estimated grant date fair value of outstanding RSUs was $13.9 million and $18.8 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $15.2 million, $6.5 million and $2.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2006	15,164,882	$14.86
Granted	1,014,170	10.81
Less: Exercised options	156,320	5.18
Less: Forfeited options	495,833	16.92

Balance at December 31, 2007	15,526,899	$14.63
Granted	—	—
Less: Exercised options	145,525	8.07
Less: Forfeited options	327,869	14.16

Balance at December 31, 2008	15,053,505	$14.71
Granted	—	—
Less: Exercised options	—	—
Less: Forfeited options	3,381,326	20.83

Balance at December 31, 2009	11,672,179	12.92		$—

Options exercisable at December 31, 2009	11,672,179	12.92	3.9	$—

The Company did not grant any options during the years ended December 31, 2009 and 2008. During the year ended December 31, 2007 the Company granted options to purchase 1.0 million shares of Class A common stock pursuant to the Long Term Plan. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options generally vest ratably and on a quarterly basis over four years from the grant date.

The weighted average grant date fair value of options granted during the year ended December 31, 2007 was $4.95. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A common stock for in-the-money options. As of December 31, 2009 and 2008, there were no in-the-money options. During the year ended December 31, 2009, no options were exercised. During the years ended December 31, 2008 and 2007, the aggregate intrinsic value of options exercised was $0.5 and $0.8 million respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. The options granted to employees generally vest ratably and on a quarterly basis over four years from the grant date. Options granted to each non-employee director on an annual basis, in consideration for services provided, vest one year from date of grant provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. In addition, options received by each non-employee director for their appointment or initial election to the Board of Directors vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date.

Total compensation expense related to stock options before associated income taxes was negligible for the years ended December 31, 2009 and 2008. In December 2007, the Board of Directors accelerated the vesting of most outstanding options granted in 2006 and prior. The Company recorded $3.7 million of expense in 2007 associated with this acceleration. Additionally, Mr. Howard Lutnick, the Chief Executive Officer, was granted

1.0 million fully vested options and the Company recorded $4.9 million in expense during 2007. Total compensation expense related to stock options before associated income taxes, including the expense related to the options granted to the Chief Executive Officer, was approximately $10.0 million for the year ended December 31, 2007.

The fair value of each stock option award granted is estimated as of the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are estimated using historical volatility of the Company’s Class A common stock over a preceding period commensurate with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding. For options granted subsequent to January 1, 2006, the expected term of options granted is derived from the simplified method allowed by Staff Accounting Bulletin No. 107 because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant.

The following table presents the assumptions that were used in the Black-Scholes option pricing model for the respective periods:

Year	Weighted Average Grant Date Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2007	$4.95	3.28%	5.00	48%	None

The following table provides further details relating to the Company’s stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$5.10—$8.73	2,443,661	$5.48	2.4	2,443,661	$5.48
$8.74—$15.40	6,117,526	12.12	4.9	6,117,526	12.12
$15.41—$23.10	2,961,636	19.55	3.2	2,961,636	19.55
$23.11—$30.80	54,251	25.24	2.3	54,251	25.24
$30.81—$77.00	95,105	42.52	0.5	95,105	42.52

Total	11,672,179	$12.92	3.9	11,672,179	$12.92

Grant Units

Prior to 2008, Cantor provided awards to certain employees of the Company in the form of grant units. Grant units entitled the employees to participate in quarterly distributions of Cantor’s net income and to receive certain post-termination payments. Grant units awarded to employees of the Company in 2005 vested immediately upon receipt by the employee. Grant units awarded to employees of the Company in 2006 and 2007 generally vested over a four-year period. Grant units are accounted for as liability awards under FASB guidance on share based payments. The liability incurred for such grant units is re-measured at the end of every reporting period. The Company is allocated its share of such expense by Cantor relating to grant units that are held by employees of the Company.

In connection with BGC Partners’ separation from Cantor, the unvested portion of the grant units that had been awarded to individuals whose partnership interests were contributed to BGC Holdings were transferred to BGC Holdings on March 31, 2008.

As of December 31, 2009 and 2008, the estimated fair value of the grant units held by the Company’s employees was $2.9 million and $3.3 million. As of December 31, 2009 and 2008 the notional amount of grant units outstanding was $6.4 million and $6.6 million, respectively.

During the year ended December 31, 2009, the Company recognized a non-cash benefit of $0.3 million for the changes in estimated fair value of the grants units held by the Company’s employees. Non-cash compensation credit for the changes in estimated fair value for the years ended December 31, 2008 and 2007 was $0.6 million and $0.7 million, respectively.

For the year ended December 31, 2009, the Company did not record any expense relating to grant unit distributions. For the years ended December 31, 2008 and 2007, the Company recorded an expense of $0.1 million and $0.8 million, respectively, relating to grant units distributions. Grant unit distributions are included as part of “Compensation and employee benefits” on the accompanying consolidated statement of operations.

BGC Holdings Limited Partnership Interests

The Company provides limited partnership interests in BGC Holdings, termed REUs or RPUs, to certain employees. These partnership interests generally entitle the holder to participate in distributions of BGC Holdings’ income and to receive post-termination payments equal to the notional value of the grant in four equal yearly installments after the holder’s termination provided that the holder has not engaged in any competitive activity with the Company or its affiliates prior to the date each payment is due. These REUs/RPUs may also generally be exchangeable for Class A common stock in accordance with the terms and conditions of the grant of such REUs/RPUs. REUs/RPUs are accounted for by the Company as liability awards under FASB guidance on stock-based compensation. The liability incurred for REUs/RPUs is re-measured at the end of each reporting period. Non-cash compensation is recorded to account for changes in the estimated fair value of REUs/RPUs.

A summary of the activity associated with REUs and RPUs is as follows:

	Notional Value	Number of Units
Balance at December 31, 2006	—	—
Granted	—	—
Less: Forfeited units	—	—

Balance at December 31, 2007	—	—
Granted	$52,177,394	8,065,159
Less: Forfeited units	—	—

Balance at December 31, 2008	$52,177,394	8,065,159
Granted	58,006,257	19,266,147
Less: Forfeited units	2,525,171	565,138

Balance at December 31, 2009	107,658,480	26,766,168

As of December 31, 2009 and 2008 the aggregate estimated fair value of the REUs/RPUs held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $17.5 million and $9.3 million, respectively. As of December 31, 2009 and 2008, the aggregate notional value of REUs/RPUs outstanding was $107.7 million and $52.2 million, respectively.

Compensation expense related to REUs and RPUs is recognized over the stated service period. The Company recognized compensation expense, before associated income taxes, related to REUs and RPUs of $8.3 million, $6.5 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2006	1,986	$27.04
Granted	—	—
Less: Exercised warrants	—	—
Less: Forfeited warrants	—	—

Balance at December 31, 2007	1,986	$27.04
Granted	—	—
Less: Exercised warrants	—	—
Less: Forfeited warrants	—	—

Balance at December 31, 2008	1,986	$27.04
Granted	—	—
Less: Exercised warrants	—	—
Less: Forfeited warrants	—	—

Balance at December 31, 2009	1,986	$27.04	1.81

The Company did not recognize any expense related to the business partner warrants for the years ended December 31, 2009 and 2008, respectively.

Horizon

In February 2006, a subsidiary of Cantor acquired all of the assets of Horizon. Immediately prior to the closing of the acquisition, the Company entered into the Horizon License. In consideration for the Horizon License and support services to be provided under the Horizon License, the Company issued to Horizon a warrant to acquire 312,937 shares of Class A common stock of the Company, such warrant was not transferred to Cantor. The warrant has a five-year term and is immediately exercisable at an exercise price equal to $8.87.

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

17.	Commitments, Contingencies and Guarantees

Operating Leases

The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2021. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2009 minimum lease payments under these arrangements are as follows (in thousands):

Net Lease Commitment
2010	$19,676
2011	16,701
2012	15,447
2013	15,369
2014	15,369
2015 and thereafter	46,116

Total	$128,678

The lease obligations shown above are presented net of payments to be received under a non-cancellable sub-lease.

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

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $24.6 million, $23.2 million and $23.3 million, respectively. Rent expense is included as part of “Occupancy and equipment” on the accompanying consolidated statements of operations.

BGC Partners entered into a sub-lease agreement for the leasehold it vacated at One America Square in July 2005. The Company began to receive sub-lease rental payments under this arrangement in 2008. The total amount of sub-lease payments to be received is approximately $29.8 million over the life of the agreement.

The following table summarizes certain of our contractual obligations at December 31, 2009 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$128,678	$19,676	$32,148	$30,738	$46,116
Notes payables and collateralized obligations(2)	167,586	155,434	12,152	—	—
Interest on note payable(2)	4,034	3,070	964	—	—
Debt arrangement fee on note payable (3)	866	866	—	—	—

Total contractual obligations	$301,164	$179,046	$45,264	$30,738	$46,116

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space (Net of sub-lease payments to be received).
(2)	Notes payables and collateralized obligations reflects the issuance of $150.0 million of senior notes in connection with our separation from Cantor and $17.6 million of a secured loan arrangement with General Electric Capital Corporation. (See Note 15, Notes Payables and Collateralized Obligations, for more information regarding this long-term debt, including timing of payments and compliance with debt covenants.)
(3)	See Note 11, Related Party Transactions, for more information regarding this debt arrangement fee payable to Cantor

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

Other Matters

The National Australia Bank Limited, which we refer to as “NAB,” filed a claim in September, 2007 in the Supreme Court of Victoria against BGC International, which we refer to as “BGCI,” and BGC Capital Markets (Japan) LLC (formerly known as Cantor Fitzgerald LLC), which we refer to as “BGC Capital Markets (Japan).”

On January 21, 2009, NAB filed a Notice of Discontinuance with the Court. From September 2001 through January 2004, NAB employees who traded in foreign exchange options allegedly lost substantial amounts of money and allegedly overstated the positions which they held. NAB claims that it was the object of conduct by BGCI and BGC Capital Markets (Japan) and certain traders on NAB’s currency options desk, whereby BGCI and BGC Capital Markets (Japan) allegedly provided misleading and deceptive independent revaluation rates to NAB’s middle office, which were then purportedly relied upon by NAB. NAB alleges that the supply of these revaluation rates prevented NAB from discovering the true position of the currency options portfolio and that it subsequently sustained trading losses of AUD 311 million (or, based on an exchange rate of .8994 at December 31, 2009, approximately $279.7 million). The 2006 NAB annual report claims that NAB’s total loss amounted to AUD 539 million (or, based on an exchange rate of .8994 at December, 31 2009, approximately $484.8 million), implying that its consequential losses amounted to AUD 228 million (or, based on an exchange rate of .8994 at December 31, 2009, approximately $205.1 million). Based on the information provided, BGCI and BGC Capital Markets (Japan) believe that they have substantial defenses in respect of the losses claimed by NAB. On January 21, 2009, NAB filed a Notice of Discontinuance with the Court.

On February 15, 2006, the SEC issued a formal order of investigation into trading by certain inter-dealer brokers in the government and fixed income securities markets. The formal order alleges that the broker-dealers named therein, including us, (1) may have made fictitious quotations or made false or misleading statements about the prices at which U.S. Treasury or other fixed income securities would be purchased or sold, (2) may have fabricated market quotations or trading activity in U.S. Treasury or other fixed income securities to stimulate trading and to generate commissions, (3) may have engaged in “front running” or “interpositioning,” (4) may have engaged in fraudulent, deceptive or manipulative acts to induce the purchase or sale of government securities, (5) may have failed to keep and preserve certain books and records as required by the SEC and/or the Treasury and (6) may have failed to supervise with a view to preventing violations of applicable rules and regulations as required by the Exchange Act. We are cooperating in the investigation, which has been inactive for over a year. Our management believes that, based on the currently available information, the final outcome of the investigation will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed U.S. Patent No. 6,766,304, which issued on July 20, 2004, and U.S. Patent 6,772,132, which issued on August 3, 2004. TT later added eSpeed International Ltd., ECCO LLC and ECCO Ware LLC as defendants in a second amended complaint. On January 5, 2006, we answered TT’s second amended complaint, denying the infringement allegations, and we filed an amended counterclaim seeking a declaration that the patents in suit are invalid, we do not make, use or sell any product that infringes any claims of the patents in suit, the patents in suit are unenforceable because of inequitable conduct by TT before the U.S. Patent and Trademark Office during the prosecution of the patents, and the patents are unenforceable due to TT’s patent misuse. The District Court consolidated for certain discovery and Markman hearing purposes our case with other patent infringement cases brought by TT against other defendants. A Markman hearing was held on August 16-18, 2006. On October 31, 2006, the Court issued a ruling on claim construction, providing the meanings of the various terms in dispute in the asserted patents. In that ruling, the Court found that we correctly defined several of the patents’ key terms. In February 2007, the Court denied TT’s motion for clarification and reconsideration of the Markman decision and reconfirmed its October 2006 ruling. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the Dual Dynamic, eSpeedometer and modified eSpeedometer versions of eSpeed’s and ECCO’s products. As a result, the remaining products at issue in the case were the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since around the end of 2004. TT moved for reconsideration of that summary judgment ruling, which the Court denied. The trial began on September 10, 2007 and ended on October 4, 2007. On October 10, 2007 a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded TT damages in the amount of $3.5 million. On January 3, 2008, the Court granted eSpeed’s motion for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for new trial. On February 6, 2008, eSpeed’s remittitur motion was conditionally granted, and on February 12, 2008, TT indicated by letter that it accepted the remittitur, which would reduce the principal amount of the verdict to $2,539,468 Although the District Court’s “Final Judgment in a Civil Case” contained no provision for monetary damages, TT’s motion for pre-judgment interest was granted, and interest was set at the prime rate, compounded monthly. A hearing on inequitable conduct was held on April 3-4, 2008. On May 7, 2008, the Court held that TT did not engage in inequitable conduct during the prosecution of the patents in suit. On May 23, 2008, the Court granted TT’s motion for a permanent injunction, and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were assessed by the Court clerk in the amount of $3,321,776 against eSpeed. eSpeed filed a motion to strike many of these costs, which has been stayed pending resolution of the appeal referred to below. Both parties have appealed to the United States Court of Appeals for the Federal Circuit, which heard arguments in the case on August 4, 2009 and issued an opinion on February 25, 2010 affirming the District Court on all issues presented on appeal. Either or both sides may file petitions for rehearing, which are due by March 29, 2010. If TT ultimately prevails in the litigation, we may be required to pay TT damages and/or certain costs, and we may be forced to modify or withdraw certain products from the market. Both parties have requested attorneys’ fees from the other party, which may be awarded by the Court in exceptional cases. We have accrued the amount of the District Court jury’s verdict remitted plus interest and a portion of the preliminarily assessed costs that would cover the amount, if any were actually awarded. The Company has learned that on February 3, 2010, TT filed another civil action against it in the Northern District of Illinois, alleging infringement of three additional patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411, by the eSpeedometer product. The Company has not been served with the complaint as of the date hereof.

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

On August 25, 2009, Tullett Liberty Securities LLC (“Tullett Liberty”) informed BGC that it had filed a claim with FINRA dispute resolution (the “FINRA Arbitration”) in New York, New York against BGC Financial, L.P., an affiliate of BGC, (“BGC Financial”), one of BGC Financial’s officers, and certain persons formerly or currently employed by Tullett subsidiaries. On January 22, 2009, Tullett Liberty filed an Amended Statement of Claim in the FINRA Arbitration (“FINRA FASOC”), adding Tullett Prebon Americas Corp. (“Tullett Americas,” together with Tullett Liberty, the “Tullett Subsidiaries”) as a claimant, and adding 35 individual employees, who were formerly employed by either of the Tullett Subsidiaries, as respondents. In the FINRA FASOC, the Tullett Subsidiaries allege that BGC Financial harmed their inter-dealer brokerage business by hiring 79 of their employees, and that BGC Financial aided and abetted various alleged wrongs by the employees, engaged in unfair competition, misappropriated trade secrets and confidential information, tortiously interfered with contract and economic relationships, and violated FINRA Rules of Conduct. The Tullett Subsidiaries also alleged certain breaches of contract and duties of loyalty and fiduciary duties against the employees. BGC Financial has generally agreed to indemnify the employees. The Tullett Subsidiaries claim compensatory damages of not less than $779 million and exemplary damages of not less than $500 million. The Tullett Subsidiaries also seek costs and permanent injunctions against the defendants.

The Tullett entities have requested that FINRA consolidate the FINRA Arbitration with the other actions commenced before FINRA by the individual brokers, as well as two additional actions commenced against BGC Financial by two brokers who were briefly employed there before returning to Tullett Liberty. The parties are currently discussing the contours of a such a consolidated FINRA proceeding.

On October 22, 2009, Tullett filed a complaint in the United States District Court for the District of New Jersey against BGC captioned Tullett Prebon plc vs. BGC Partners, Inc. (the “New Jersey Action”). In the New Jersey Action, Tullett asserted claims relating to decisions made by approximately 81 brokers to terminate their employment with Tullett’s Subsidiaries and join BGC’s affiliates. In its complaint, Tullett made a number of allegations against BGC related to raiding, unfair competition, New Jersey RICO, and other claims arising from the brokers’ current or prospective employment by BGC’s affiliates. Tullett claimed compensatory damages against BGC in excess of $1 billion for various alleged injuries as well as exemplary damages. It also sought costs and an injunction against additional hirings. On December 21, 2009, BGC moved to dismiss the complaint in the New Jersey Action. Rather than contest the motion, Tullett filed its First Amended Complaint on January 11, 2010 (“Amended New Jersey Complaint”), which largely repeats the allegations of injury and the claims asserted in the initial complaint. The Amended New Jersey Complaint incorporates the damages sought in the FINRA Arbitration, repeats many of the allegations raised in the FINRA FASOC and also references hiring of employees of Tullett affiliates by BGC or BGC’s affiliates overseas, for which Tullett and/or its subsidiaries have filed suit outside of the United States, including one currently pending in the High Court in London and another action commenced by a Tullett affiliate against seven of our brokers in Hong Kong, on which we may have certain indemnity obligations. On February 11, 2010, BGC filed a motion to dismiss the Amended New Jersey Complaint, or in the alternative, to stay the action pending the resolution of the FINRA Arbitration. In that motion, BGC argues that Tullett lacks standing to pursue its claims, that the court lacks subject matter jurisdiction and that each of the causes of action in the Amended New Jersey Complaint fails to state a legally sufficient claim.

BGC and its affiliates intend to vigorously defend against and seek appropriate affirmative relief in the FINRA FASOC, the Amended New Jersey Complaint, and the other actions, and believe that they have substantial defenses to the claims asserted against them in those proceedings, believe that the damages and injunctive relief sought against them in those proceedings are unwarranted and unprecedented, and believe that Tullett and its subsidiaries are attempting to use the judicial and industry dispute resolution mechanisms in an effort to shift blame to BGC for their own failures. However, no assurance can be given as to whether Tullett or Tullett Liberty may actually succeed against either BGC or any of its affiliates.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which we transact, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2009, the Company was contingently liable for $51.2 million under these letters of credit.

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

Guarantees

The Company provides guarantees to securities clearing houses and exchanges which meet the definition of a guarantee under FASB interpretations. Under these standard securities clearing house and exchange membership agreements, members are required to guarantee, collectively, the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the clearing house or exchange, all other members would be required to meet the shortfall. In the opinion of management, the Company’s liability under these agreements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential of being required to make payments under these arrangements is remote. Accordingly, no contingent liability was recorded in the Company’s consolidated statements of financial condition for these agreements.

18.	Income Taxes

The provision/(benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
U.S. federal	$5,281	$3,831	$2
U.S. state and local	906	569	276
Foreign	16,403	23,840	12,215
UBT	1,445	2,405	1,797

	24,035	30,645	14,290
Deferred:
U.S. federal	(603)	(2,848)	(5,747)
U.S. state and local	(94)	(661)	(1,217)
Foreign	313	(7,035)	1,994
UBT	24	14	—

	(360)	(10,530)	(4,970)

Provision (benefit) for income taxes	$23,675	$20,115	$9,320

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

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Federal income tax expense/(benefit) at 35% statutory rate	$2,511	$2,259	$(12,351)
State corporate income tax (benefit)	332	(150)	(752)
Foreign income tax expense (benefit)	16,715	16,741	12,581
UBT taxes	1,603	2,419	1,797
Other non-deductible items	2,895	2,106	1,083
Adjustment in valuation allowance	—	(5,156)	10,224
Federal tax benefit of research and development credit	(126)	(530)	(51)
Tax benefit of foreign and federal net operating loss not currently recognized	—	—	1,588
Tax benefit of foreign and federal net operating loss currently recognized	—	—	(4,436)
Deferred tax expense/other	(255)	2,426	(363)

Provision (benefit) for income taxes	$23,675	$20,115	$9,320

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008
Deferred tax assets
Fixed assets	$2,905	$6,834
Non-deductible warrant expense	4,866	4,894
Deferred income	—	508
Basis difference of investments	710	714
Non-employee stock options	466	468
Other deferred and accrued expenses	5,241	3,932
Foreign deferred and accrued expenses	(40)	(40)
Net operating loss carry-forwards	26,689	64,582

Total deferred tax assets	40,837	81,892
Valuation allowance	(25,164)	(66,594)

Net deferred tax assets	15,673	15,298

Deferred tax liability
Software capitalization	3,829	3,864
Depreciation of fixed assets / Gain on replacements of assets	1,601	1,551
Other	30	30

Total deferred tax liability	5,460	5,445

Net deferred tax asset	$10,213	$9,853

Net deferred tax assets are included as part of “Other assets” in the accompanying consolidated statements of financial condition.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the year ended December 31, 2009 is as follows (in millions):

Amount
Balance, January 1, 2009 (excluding interest and penalties of $0.6 million)	$1,682
Decreases in gross unrecognized tax benefits pertaining to tax positions taken during prior years	—
Increases in gross unrecognized tax benefits pertaining to tax positions taken during the current year	126
Decreases in gross unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to gross unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—

Balance, December 31, 2009 (excluding interest and penalties of $0.7 million)	$1,808

The amount of unrecognized tax benefits at December 31, 2009 that, if recognized, would favorably affect the effective tax rate is $1.8 million. Such amount excludes $0.7 million of interest and penalties accrued in the statement of financial condition, of which $0.1 million was recognized in the current year.

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

Income taxes are accounted for using the asset and liability method, as per FASB guidance, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not those assets will not be realized. No deferred U.S. federal income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Effective January 1, 2007, the Company, adopted FASB guidance Accounting For Uncertainty in Income Taxes. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

19.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December, 31 2009, the U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the FSA and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of December 31, 2009, the European subsidiaries had financial resources in excess their requirements.

Certain other subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2009, $246.9 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $145.2 million.

20.	Segment and Geographic Information

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

Geographic Information

The Company offers products and services in the North America, South America, Europe, Asia (including Australia) and Middle East and Africa region (defined as the MEA region). Information regarding revenues for the years ended December 31, 2009, 2008 and 2007, respectively, and information regarding long-lived assets (defined as forgivable loans, fixed assets, net of accumulated depreciation, investment, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in geographic areas as of December 31, 2009 and December 31, 2008, respectively, are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Revenues:
United Kingdom	$498,579	$567,706	$528,405
United States	286,409	322,108	301,162
France	170,186	131,638	104,939
Asia	167,230	156,715	150,992
Other Europe/MEA	23,279	46,386	18,252
Other Americas	16,639	4,379	13,176

Total revenues	$1,162,322	$1,228,932	$1,116,926

	As of December 31,	As of December 31,
	2009	2008
Long-lived assets:
United Kingdom	$127,616	$144,837
United States	117,683	126,392
France	15,178	14,874
Asia	99,566	25,928
Other Europe/MEA	3,955	3,274
Other Americas	16,899	558

Total long-lived assets	$380,897	$315,863

21.	Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows (in thousands):

	December 31, 2009	December 31, 2008
Other assets:
Prepaid expenses	$18,387	$20,069
Taxes receivable	14,201	2,381
Rent and other deposits	18,917	17,614
Other	14,284	19,451

Total other assets	$65,789	$59,515

	December 31, 2009	December 31, 2008
Accounts payable, accrued and other liabilities:
Taxes payable	$137,099	$89,861
Accrued expenses and other liabilities	119,353	87,479

Total accounts payable, accrued and other liabilities	$256,452	$177,340

22.	Subsequent Events

Fourth Quarter Dividend

On February 22, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share payable on March 22, 2010 to Class A and Class B common stockholders of record as of March 8, 2010.

Debt Agreement

On March 12, 2010, our Audit Committee authorized us or our subsidiaries to sell $150,000,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2015 to Cantor or one of its affiliates which may include up to $25,000,000 to Howard W. Lutnick and/or his related designees. On March 16, 2010, we executed an agreement with respect to this transaction. We and our affiliates intend to use the proceeds to repay at maturity our outstanding $150,000,000 million notes due April 1, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, summarized, accumulated and communicated to its management, including its Chairman, Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chairman, Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Chairman, Chief Executive Officer and Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

During the quarter ended June 30, 2009 the Company’s management identified a material weakness in its internal controls related to four unauthorized trades and failure to submit confirmations in one of our foreign offices. We determined that we lacked certain controls with respect to the activities of the broker and that the operational and risk management controls in place to monitor the broker’s activities were not properly performed in this instance and therefore were not effective with respect to this event. Performance of secondary controls resulted in the identification of these trades, which management believes was an isolated occurrence. During the quarter ended September 30, 2009 the Company’s management implemented control enhancements to remediate this material weakness in internal controls. These control enhancements included: improving management oversight controls to enable increased awareness of unauthorized or unmatched activity; increased controls around monitoring and recording of client instructions and settlements; enhanced procedures for pre-settlement matching of trades; automated trade confirmation processes; implementing a process to ensure that all trade date reconciliation procedures are being properly performed and reviewed; and improved management reporting regarding compliance and risk monitoring and P&L. As of December 31, 2009, the Company’s management reaffirms that the material weakness has been remediated.

Based on the results of our 2009 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Changes in Internal Control over Financial Reporting

Except as note above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information as of March 4, 2010 regarding our directors and executive officers.

Name	Age	Title
Howard W. Lutnick	48	Chairman of the Board, Chief Executive Officer
Shaun D. Lynn	47	President
Stephen M. Merkel	51	Executive Vice President, General Counsel, Secretary
Anthony Graham Sadler	53	Chief Financial Officer
Sean A. Windeatt	36	Chief Operating Officer
Stephen T. Curwood	62	Director(1)(2)
John H. Dalton	68	Director(1)(2)
Barry R. Sloane	55	Director(1)(2)
Albert M. Weis	82	Director(1)(2)

(1)	Non-employee director
(2)	Member of the Audit and Compensation Committees

Each director shall serve until our next annual meeting of stockholders and each executive officer shall serve at the pleasure of our Board of Directors.

Howard W. Lutnick. Mr. Lutnick is the Chairman of our Board of Directors, a position in which he has served from June 1999 to March 2008. He served as Chief Executive Officer from June 1999 to April 1, 2008. He served as Co-Chief Executive Officer from April 1, 2008 until December 19, 2008, after which time he again served as sole Chief Executive Officer. Mr. Lutnick was our President from September 2001 to May 2004 and became our President again from January 2007 to April 1, 2008. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992. Mr. Lutnick’s company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Managers of Haverford College, the Board of Directors of the Fisher Center for Alzheimer Research Foundation at the Rockefeller University, the Executive Committee of the USS Intrepid Museum Foundation’s Board of Trustees, a member of the Board of Directors of the Solomon Guggenheim Museum Foundation, a member of the Board of Directors of the Horace Mann School and a member of the Board of Directors of the National September 11 Memorial & Museum. In addition, Mr. Lutnick is on the supervisory board of the Electronic Liquidity Exchange.

Shaun D. Lynn. Mr. Lynn has been our President since April 1, 2008. Until that time, Mr. Lynn had been President of BGC Partners, L.P. since 2004 and served as Executive Managing Director of BGC International (formerly Cantor Fitzgerald International) from 2002 to 2004. Mr. Lynn also served as Senior Managing Director of European Government Bonds and Managing Director of European Government Bonds from 1999 to 2002 for BGC Partners, L.P. From 1989 to 1999, Mr. Lynn held various business management positions at Cantor and its affiliates. Prior to joining Cantor in 1989, Mr. Lynn served as a Desk Head for Fundamental Brokers International in 1989 and was Associate Director for Purcell Graham from 1983 to 1989. Mr. Lynn is on the supervisory board of the Electronic Liquidity Exchange.

Stephen M. Merkel. has been our Executive Vice President, General Counsel and Secretary since September 2001 and was our Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel served as a director of our company from September 2001 until October 2004. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of

Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is on the Board of Directors of Freedom International Brokerage Company. In addition, Mr. Merkel is on the supervisory board of the Electronic Liquidity Exchange.

Anthony Graham Sadler. Mr. Sadler has been our Chief Financial Officer since April 2, 2009. Until that time, Mr. Sadler had been the Chief Financial Officer for Europe and Asia for both BGC Partners, Inc. and Cantor Fitzgerald, L.P. From 1997 to 2008, Mr. Sadler held various positions in Bear Stearns, most recently serving as Chief Financial Officer and Chief Operating Officer of Bear Stearns-Europe from 2005 to 2008 and was a member of the European Executive Committee. Prior to that time, from 1983 to 1997, he was employed at Barclays Capital (and its predecessor de Zoete & Bevan) in a variety of finance positions, including two years as Director of Global Finance and two years as Divisional Director of the Markets Division. Mr. Sadler also trained with Peat Marwick Mitchell (now KPMG) in public accounting.

Sean A. Windeatt. Mr. Windeatt has been our Chief Operating Officer since January 1, 2009. Mr. Windeatt has been Executive Managing Director and Vice President of BGC Partners since 2007 and served as a Director of Cantor Fitzgerald International from 2004 to 2007. Mr. Windeatt also served as a Business Manager and member of the Finance department of Cantor Fitzgerald International from 1997 to 2003.

Stephen T. Curwood. Mr. Curwood has been a director of our company since December 2009. Mr. Curwood has been President of the World Media Foundation, Inc., a non-profit media production company, since 1992 and Senior Managing Director of SENCAP LLC, a New York and New Hampshire-based investment group, since 2005. Mr. Curwood has also been a principal of Mamawood Pty Ltd., a media holding company based in Johannesburg, with investments in South Africa, since 2005. Mr. Curwood has been a trustee of Pax World Funds, a $2.5 billion group of investment funds focused on sustainable and socially responsible investments based in Portsmouth, New Hampshire since 2007. Mr. Curwood has also been a member of the Board of Managers of Haverford College since 2001, serving on the Investment Committee since 2003 and as chair of the Committee on Social Investment Responsibility since 2008. From 1996 to 2003, Mr. Curwood was a lecturer in Environmental Science and Public Policy at Harvard University. Mr. Curwood graduated from Harvard University in 1969. Mr. Curwood shared the Pulitzer Prize for Public Service as a writer for the Boston Globe in 1975, and is the recipient of numerous awards for the creation and hosting of the National Public Radio and Public Radio International program Living on Earth, including the Edward R. Murrow Award from the Radio and Television Directors Association, the David A. Brower Award of the Sierra Club, and the Global Green Award for Media Design from former Soviet Union President Mikhail Gorbachev.

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

Barry R. Sloane. Mr. Sloane has been a director of our company since September 2006. Mr. Sloane has been Co-President and Co-Chief Executive Officer of Century Bancorp, Inc. since April 2006 and Co-President and Co-Chief Executive Officer of Century Bank since April 2005. From April 2004 to April 2005, Mr. Sloane was Executive Vice President and Co-Chief Operating Officer of Century Bank and its holding company, Century Bancorp, Inc. Mr. Sloane is a Trustee and Treasurer of the Fisher Center for Alzheimer Research Foundation at the Rockefeller University, a Trustee of the Beth Israel Deaconess Medical Center, a Trustee of the Savings Bank Employees Retirement Association and a Trustee of the Wheeler School.

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

Meetings and Committees of our Board of Directors

Our Board of Directors held 12 meetings during the year ended December 31, 2009. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time.

Our Board of Directors has an Audit Committee. The members of the Audit Committee are currently Messrs. Curwood, Dalton, Sloane and Weis, all of whom qualify as “independent” in accordance with the published listing requirements of NASDAQ. The members of the Audit Committee also each qualify as “independent” under special standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by our Board of Directors to also meet the qualifications of an “audit committee financial expert” in accordance with the SEC rules. Messrs. Weis and Sloane are independent directors who have been determined to be “audit committee financial experts.” The Audit Committee operates pursuant to an Audit Committee Charter which is available at www.bgcpartners.com/legal/disclaimers/ or upon written request from BGC free of charge.

The Audit Committee selects our independent registered public accounting firm (“our Auditors”), consults with our Auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our Auditors. The Audit Committee held 13 meetings during the year ended December 31, 2009.

During 2009, our Audit Committee engaged Ernst & Young, LLP (“Ernst & Young”) to be our Auditors for the year ending December 31, 2009. Ernst & Young was also approved to perform reviews, pursuant to Statement of Accounting Standards No. 71, of our third and fourth quarter quarterly financial reports for the year ending December 31, 2009, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve all audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, subject to the minimum exception for permitted non-audit services that are approved by the Audit Committee prior to completion of the audit.

The Board of Directors also has a Compensation Committee. The members of the Compensation Committee are currently Messrs. Curwood, Dalton, Sloane and Weis, all of whom are non-employee directors. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the BGC Holdings, L.P. Participation Plan (the “Participation Plan”), our Second Amended and Restated Long Term Incentive Plan (“Equity Plan”) and our Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (“Incentive Plan”). We do not have a Compensation Committee charter. The Compensation Committee held 10 meetings during the year ended December 31, 2009.

During 2009, no director, except for Dr. Koshland, attended fewer than 75% of the total number of meetings of the Board of Directors and the committees of which he or she was a member. Dr. Koshland attended 67% of such meetings. Dr. Koshland left the Board of Directors and the Audit and Compensation Committees at the annual meeting in December 2009.

Nominating Process

Our Board of Directors does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. As a result, all directors participate in the consideration of director nominees that are recommended for selection by a majority of the independent directors as defined by the published listing requirements of NASDAQ. The Board believes that such participation of all directors is appropriate given the size of the Board and the level of participation of our independent directors in the nomination process. The Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors and, absent special circumstances, the Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth under the section below entitled “Communications with Our Board of Directors.”

The Board of Directors considers the following minimum criteria when reviewing a director nominee: (1) director candidates must have the highest character and integrity, (2) director candidates must be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) director candidates must possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) director candidates must have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director, and (5) director candidates must have the capacity and desire to represent the best interests of our stockholders. In addition, the Board considers as one factor among many the diversity of Board candidates, which may include diversity of skills and experience as well as geographic, gender, age, and ethnic diversity. The Board does not, however, have a formal policy with regard to the consideration of diversity in identifying Board candidates. The Board screens candidates, does reference checks and conducts interviews, as appropriate. The Board does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.

With respect to qualifications of the members of the Board, the Board generally values the broad business experience and independent business judgment in the financial services or in other fields of each member. Specifically, with respect to Mr. Weis, the Board relies on his experiences as former chairman of commodities exchanges and his status as an “audit committee expert.” Mr. Sloane is qualified for the Board based on his experience as an executive of a publicly-traded bank. Mr. Dalton is qualified as a result of his long-time government and business experience.

In October 2009, Mr. Lutnick proposed that Mr. Curwood be nominated for election as a director at the Annual Meeting after Dr. Koshland indicated that she did not intend to stand re-election due to scheduling conflicts. Mr. Lutnick discussed the nomination with the independent directors and all of such directors interviewed Mr. Curwood. Following these interviews and further discussions, on October 21, 2009, the Board of Directors unanimously approved the nomination of Mr. Curwood. In approving Mr. Curwood’s nomination, the Board members cited Mr. Curwood’s business experience, his qualifications in the global business world and his media experience. The Board also noted the strong recommendations of Mr. Lutnick and Dr. Koshland, both of whom serve on the Board of Managers of Haverford College with Mr. Curwood.

The Board has determined that in light of Mr. Lutnick’s control of the vote of our company through his ownership interest in Cantor, having a separate Chairman and CEO is not efficient or appropriate for our company. Additionally, the Board of Directors does not have a lead independent director.

We believe that BGC Partners and its stockholders are best served by having Mr. Lutnick, our Chief Executive Officer, serve as Chairman of the Board of Directors. Mr. Lutnick’s combined role as Chairman and Chief Executive Officer promotes unified leadership and direction for the Board and executive management and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans. Our strong and independent Board of Directors effectively oversee our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. The Board of Directors is composed of independent, active and effective directors. Four of our five directors meet the independence requirements of the Nasdaq, the SEC and the Board’s standards for determining director independence. Mr. Lutnick is the only member of executive management who is also a director. Requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained at BGC Partners through the composition of our Board, the strong leadership of our independent directors and Board committees, and our highly effective corporate governance structures and processes already in place.

Executive Sessions

In order to comply with NASDAQ rules, the Board of Directors has resolved that it will continue to schedule at least two meetings a year in which the independent directors will meet without the directors who are executive officers of the Company.

Annual Meetings

The Board of Directors has not adopted any specific policy with respect to the attendance of directors at annual meetings of stockholders of the Company. At the 2009 annual meeting of stockholders, held on December 14, 2009, all of the Company’s directors were in attendance.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2009; Mr. Sloane filed one of his Forms 4 one day late.

Code of Ethics and Whistleblower Procedures

The BGC Partners Code of Business Conduct and Ethics (the “Code of Ethics”) is a code of ethics that applies to members of our Board of Directors, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller, other executive officers and our other employees. The Code of Ethics is publicly available on our website at www.bgcpartners.com/legal/disclaimers/ under the heading “Investor Info.” If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors or executive officers, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

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

The Board’s Role in Risk Oversight

Risk is an integral part of the Board and Committee deliberations throughout the year. The Audit Committee oversees the management of our enterprise risk management program, and the Audit Committee annually reviews an assessment prepared by management of the critical risks facing us, their relative magnitude and management’s actions to mitigate these risks.

Management implemented an enterprise risk management program to enhance our existing processes through an integrated effort to identify, evaluate and manage risks that may affect our ability to execute our corporate strategy and fulfill our business objectives. The activities of the enterprise risk management program entail the identification, prioritization and assessment of a broad range of risks (e.g., strategic, operational, financial, legal/regulatory and reputational) and the formulation of plans to mitigate their effects.

Non-executive brokers are compensated based upon production, which may involve committing to certain transactions. These transactions may expose the Company to risks by individual brokers, who are motivated to increase production. While we have in place management oversight and risk management policies, there is an inevitable conflict of interest between our compensation structure and certain trading risks on a portion of our transactions.

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

We believe that the compensation of our executive officers should reflect their success in attaining key corporate operating objectives, such as growth or maintenance of market position, success in attracting and retaining qualified brokers, increasing or maintaining revenues and/or profitability, developing new products and marketplaces, completing and integrating acquisitions, meeting established goals for operating earnings and earnings per share and maintaining and developing customer relationships and long-term competitive advantage. We also believe that executive compensation should reflect achievement of individual managerial objectives established for specific executive officers at the beginning of the fiscal year as well as reflect specific achievements by such individuals over the course of the year, such as development of specific products or customer relationships or executing or integrating specific acquisitions and strategic arrangements. We believe that the performance of the executives in managing our Company, considered in light of general economic and specific Company, industry and competitive conditions, should be the basis for determining their overall compensation.

We also believe that the compensation of our executive officers should not generally be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long term, reflect our operating performance and, ultimately, the management of our Company by our executives. We believe that the long-term performance of our stock is reflected in executive compensation through our stock option, restricted stock units, REUs, PSUs and other equity and partnership incentive programs.

On April 1, 2008, BGC Partners, LLC (“BGC Partners OldCo”) and eSpeed, Inc. merged. We sometimes refer to the Company after its merger with eSpeed as the “Combined Company.” Prior to the merger, compensation for the executive officers of eSpeed was determined by the Compensation Committee of eSpeed. Elements of compensation for the executive officers of the Combined Company who were executive officers of BGC Partners Oldco, but not also executive officers of eSpeed, were determined by Cantor and its affiliates. For individuals who were executive officers of both eSpeed and BGC Partners Oldco, the portion of such executive officer’s compensation paid by eSpeed was determined by eSpeed’s Compensation Committee and the portion of such executive officer’s compensation paid by BGC Partners OldCo was determined by Cantor and its affiliates. In some cases, executive compensation was paid at one rate by BGC OldCo and reduced to a rate established by the Special Committee effective as of the closing of the merger. This compensation structure was effective for 2008, but all executive compensation for 2009 was determined by the Compensation Committee of the Combined Company. The Compensation Committee is aware that certain of our executive officers, including Mr. Lutnick, also receive compensation from our affiliates, including Cantor, but it generally does not specifically review the nature or amount of such compensation.

Our Board of Directors (and the Compensation Committee) determined that Messrs. Lutnick, Lynn, Merkel, Sadler and Windeatt were our executive officers as of December 31, 2009. Mr. West ceased to be an executive officer on April 2, 2009.

Overview of Compensation and Process

Executive compensation is composed of the following components: (i) a base salary, which is designed to attract talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive cash bonus under our Incentive Plan, which is intended to tie financial reward to the achievement of our short-term performance objectives; and (iii) a long-term incentive program under our Long Term Incentive Plan (referred to as our “Equity Plan”) and the BGC Holdings Participation Plan, including options, restricted stock units, REUs, PSUs and other equity and partnership grants, which is designed to promote the achievement of long-term performance goals and to align the long-term interests of our executive officers with those of our stockholders. From time to time, we have also used employment agreements, including some specified target or guaranteed bonus components, and discretionary bonuses to attract and retain talented executives, and we currently have employment agreements with our President, Shaun Lynn, our Chief Operating Officer, Sean Windeatt, and our Chief Financial Officer, Graham Sadler. Executive officers also receive health and dental insurance, life insurance, and disability coverage consistent with that offered to our other employees in the office in which such executive officer is primarily located.

Our Compensation Committee reviews and recommends to our Board of Directors for its approval the salaries and bonuses of our executive officers. In addition, the Compensation Committee approves grants to executive officers and otherwise administers our Incentive Plan and Equity Plan and the Participation Plan.

From time to time, the Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. In 2009, James F. Reda & Associates, LLC advised our Compensation Committee. The Compensation Committee retained the consultant to provide surveys and other information with respect to pay practices and compensation levels at our peer companies, and the Committee discussed with the consultant the base salary amounts, cash bonuses and equity and partnership grants for our executive officers for 2009. The Committee does not attempt to benchmark our executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis.

We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentives for our executive officers to focus on long-term strategic goals as well as short-term performance. The nature and amount of each element of compensation is determined by or under the direction of our Compensation Committee, which considers a number of factors to determine the salary, bonus and other benefits to pay each executive officer, including performance in light of individual and corporate objectives. Individual objectives include performance of general management responsibilities; maintenance and development of customer relationships and satisfaction; managing acquisitions and strategic relationships; application of individual skills in support of short-term and long-term achievement of our objectives; and overall management leadership. In addition, corporate operating objectives are considered in determining compensation policies, including achievement of revenues and profitability goals; improvement in market position or other financial results or metrics reported by us; strategic business criteria, including goals relating to acquisitions; stock price; and other matters, including the executive officer’s role in the assessment and management of risk.

Our policy for allocating between currently paid and long-term compensation is to ensure adequate base compensation to attract and retain talented executive officers, while providing incentives to maximize long-term value for our Company and its stockholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward superior performance on an annual basis and in the form of bonus compensation for achievement of specific short-term goals or in the discretion of the Compensation Committee. We provide equity compensation to reward superior performance against specific objectives and long-term strategic goals and to assist in retaining executive officers and aligning their interests with those of our Company and its stockholders.

Base salaries for the following year are generally set for our executive officers at the year-end meetings of our Compensation Committee or in the early part of the applicable year. At these meetings, our Compensation Committee also approves the incentive bonuses under our Incentive Plan and any discretionary bonuses for executive officers and grants options, restricted stock units, REUs, or other equity or partnership awards under our Equity Plan and the Participation Plan to our executive officers. At the year-end Compensation Committee meetings, our Chairman and Chief Executive Officer, Mr. Lutnick, makes compensation recommendations to the Committee with respect to the other executive officers. Such executive officers are not present at the time of these deliberations. Mr. Lutnick also makes recommendations with respect to his own compensation as Chief Executive Officer. The Compensation Committee deliberates on compensation decisions with respect to all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick, and separately in executive session with a compensation consultant as to all executive officers, including Mr. Lutnick. The Compensation Committee may accept or adjust Mr. Lutnick’s recommendations and makes the sole determination of the compensation of all of our executive officers.

During the first quarter of each fiscal year, it has been the practice of our Compensation Committee to establish incentive performance goals for executive officers under the Incentive Plan, although the practice of the Compensation Committee has been to retain negative discretion to reduce or withhold any bonuses earned at the end of the year. All executive officers in office at that time are eligible to participate in the Incentive Plan.

We provide long-term incentives to our executive officers through the grant of options, restricted stock units and other equity grants under our Equity Plan and REUs, PSUs and other partnership grants under the Participation Plan. In addition, executive officers may receive a portion of their Incentive Plan awards in equity or partnership interests, rather than cash. To date, grants under our Equity Plan and the Participation Plan have had time-based, rather than performance-based, vesting schedules, although both plans are flexible enough to provide for performance-based awards.

In designing and implementing our executive compensation program, the Compensation Committee considers our Company’s operating and financial objectives, including our risk profile, and the effect that its executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business risk consistent with our overall goal of enhancing long-term stockholder value. In particular, the Committee considers those business risks identified in our risk factors and the known trends and uncertainties identified in our management discussion and analysis, and considers how our executive compensation program serves to achieve our operating and financial objectives while at the same time mitigating any incentives for our executive officers to engage in excessive risk-taking to achieve short-term results that may not be sustainable in the long term.

In attempting to strike this balance, the Compensation Committee seeks to provide our executive officers with an appropriately diversified mix of fixed and variable cash and non-cash compensation opportunities, time-based and performance-based awards, and annual and long-term incentives. In particular, our performance-based cash bonuses under our Incentive Plan have focused on a mix of Company-wide and product-specific operating and financial metrics, in some cases based upon our absolute performance and in other cases based upon our performance relative to our peer group. In addition, our Incentive Plan award opportunities provide for the exercise of considerable negative discretion by the Committee to reduce, but not increase, amounts granted to our executive officers under the Plan, and to take individual as well as corporate performance into account in exercising that discretion. Further, the Committee retains the discretion to pay out any amounts finally awarded under the Plan in equity or partnership grants, including REUs, RPUs, PSUs or PSIs rather than cash, and to include restrictions on vesting and resale in any such equity or partnership grants awarded.

In recent years, our Compensation Committee has reduced its reliance on granting options, and emphasized instead REUs and, in 2010, PSUs. In the Committee’s view, REUs and PSUs, provide long-term ownership incentives to our executives.

Since the merger in 2008, the Compensation Committee has made considerable use of REUs granted under the Participation Plan as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of our executive officers with those of our long-term stockholders. REUs are non-transferable partnership interests in our BGC Holdings subsidiary, entitling the holder to quarterly distributions of our distributable earnings, with a post-termination payment amount equal to the value of one share of our Class A common stock on the date of grant. REUs are typically subject to a three-year vesting schedule, and the holder is not entitled to the post-

termination payment with respect to vested units until after he or she terminates as an employee. Even then, the post-termination amount is typically paid out over a four-year period, during which the payments are subject to forfeiture for the violation of non-competition, non-solicitation, confidentiality and other partnership covenants set forth in the BGC Holdings partnership agreement and in the award itself. The Committee, with the consent of Cantor, also has the discretion to cause the REUs to become exchangeable, on a one-to-one basis (subject to adjustment), either during or after employment, for shares of our Class A common stock, which may be subject to further restriction on resale. In 2010, we introduced PSUs, which are identical to REUs except that they do not have a post-termination amount. The Compensation Committee has made one grant of PSUs to an executive officer in 2010 as part of his 2009 bonus under our Incentive Plan.

Finally, our executive officers have much of their personal net worths invested in our equity and partnership interests and, in the case of Messrs. Lutnick and Merkel, in additional partnership interests in our parent Cantor, which, through ownership of both shares of our Class A and Class B common stock and exchangeable partnership interests in BGC Holdings, owns a 72% economic interest in our Company’s operations. While we do not have a general compensation recovery or “clawback” policy, and do not require our executive officers to meet general share ownership or hold-through-retirement requirements, the Compensation Committee believes that our mix of compensation elements, the design features of our Incentive Plan, and our substantial use of REUs and potentially PSUs described above help to ensure that our executive officers focus on the long-term best interest of our Company and its stockholders, with appropriate incentives to avoid taking excessive risks in pursuit of unsustainable short-term results.

In determining the allocation between current and long-term compensation for a given executive officer, the Committee may also take into consideration tax and other rules in the jurisdiction where such executive officer resides. This is of particular importance with respect to our executive officers who reside overseas, and both our Equity Plan and the Participation Plan are flexible enough to provide for the creation of sub-plans to address specific country situations.

We generally intend that compensation paid to our Chief Executive Officer and our other executive officers not be subject to the limitation on tax deductibility under Section 162(m) of the U.S. Internal Revenue Code of 1986 (the “Code”) so long as this can be achieved in a manner consistent with the Compensation Committee’s other objectives. Subject to certain exceptions, Section 162(m) eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1 million, unless the payments are qualified “performance-based” compensation as defined in Section 162(m). We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of executive compensation to comply with certain exemptions in Section 162(m). However, the Compensation Committee retains negative discretion to reduce or withhold bonus compensation to our executive officers and also reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate, after taking into consideration changing business conditions or the executive officer’s individual performance.

Base Salary

We believe that the retention of executive officers who have developed the skills and expertise required to successfully lead our organization is vital to our competitive strength. We further believe that attracting other key employees who can supplement the efforts of our existing executives is absolutely critical.

To this end, it is our policy to generally establish base pay at levels comparable to our peer group companies which employ similarly skilled personnel, including Compagnie Financiere Tradition, GFI Group Inc., ICAP plc and Tullett Prebon plc. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we have not traditionally engaged in benchmarking. Our executive officers receive base salaries intended to reflect their skills, expertise and responsibilities. Subject to any applicable employment agreements, base salaries and subsequent adjustments, if any, will be reviewed and approved by our Compensation Committee annually, based on a variety of factors, which may include, from time to time, a review of relevant salaries of executives at our peer group of companies and each executive officer’s individual performance for the prior year, including each executive officer’s experience and responsibilities.

Base Salaries for 2009

In setting base salaries for 2009, we considered the qualifications, experience and responsibilities of our executive officers. Base salary rates for 2009 equaled $1,000,000 each for Messrs. Lutnick, Lynn and Merkel and £200,000 ($310,040) for Mr. Windeatt. Mr. West’s base salary rate was $137,804 through April 2, 2009. On April 2, 2009, Mr. Sadler replaced Mr. West as our Chief Financial Officer and received a base salary rate of £200,000 ($232,530 for the nine months). See “—Employment and Separation Agreements.”

During 2009, Mr. Lutnick spent approximately 50% of his time on Company matters. Mr. Merkel spent approximately 50% of his time on Company matters. Messrs. Lynn, Windeatt and, through April 2, 2009, West each spent 100% of their time on Company matters, and, beginning on April 2, 2009, Mr. Sadler spent at least 75% of his time on Company matters. A portion of Mr. Sadler’s compensation is charged out to the other entities that he supports.

Base Salaries for 2010

Base salary rates for 2010 were established in December 2009 by our Compensation Committee and were continued at $1,000,000 each for Messrs. Lutnick, Lynn and Merkel. The base salary rates for each of Messrs. Windeatt and Sadler were increased to £275,000 ($444,084 at December 31, 2009) in order to reflect their additional responsibilities and value to the Company.

We currently expect that, in 2010, Mr. Lutnick and Mr. Merkel will each spend approximately 50% of their time on Company matters, although these percentages may vary depending upon business developments at the Company or Cantor or any of their affiliates. Messrs. Lynn and Windeatt are each expected to spend nearly 100% of their time on Company matters. Mr. Sadler is expected to spend approximately 75% of his time on Company matters.

Bonus Compensation

We believe that compensation should vary with corporate and individual performance and that a significant portion of compensation should continue to be linked to the achievement of business goals. Our Incentive Plan provides a means for the payment of Section 162(m) qualified “performance-based” compensation in the form of bonuses to our executive officers while preserving our tax deduction.

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

•

strategic business criteria, consisting of one or more objectives based upon meeting specific revenue, market penetration, or geographic business expansion goals, cost targets and goals relating to acquisitions or divestitures.

The actual Incentive Plan bonus awarded to any given participant at the end of a performance period is based upon the extent to which the applicable performance goals for such performance period are achieved, subject to the exercise of negative discretion by the Compensation Committee, and may be paid in cash or in equity or partnership grants. In addition, from time to time, the Compensation Committee may provide for target or guaranteed bonuses in employment agreements in order to attract and retain talented employees or may grant ad hoc discretionary bonuses when an executive officer is not eligible to participate in the Incentive Plan award opportunities for that performance period or when it otherwise considers such bonuses to be appropriate.

Incentive Plan Bonus Goals for 2009

In the first quarter of 2009, the Compensation Committee determined that the executive officers of the Company, including Messrs. Lutnick, Lynn, Merkel, Windeatt and West would be participating executives for 2009 in our Incentive Plan. The Compensation Committee used the same performance criteria for all executive officers and set each executive officer’s 2009 bonus opportunity at a maximum of $10,000,000, which was the maximum annual amount allowed for 2009 for each individual pursuant to the terms of the Incentive Plan, provided that (i) the Company achieves operating profits or distributable earnings for 2009, as calculated on substantially the same basis as the Company’s earnings release for 2008, or (ii) the Company achieves improvement or percentage growth in gross revenue or total transaction volumes for any product as compared to 2008 over any of its previously-identified peer group members, as reported in the Company’s 2009 earnings release and compared to the most recently available peer group information. “Distributable earnings” is defined as set forth in the Company’s earnings release from time to time.

The Compensation Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determined, including other discretionary cash bonuses or equity or partnership awards granted to the individual, regardless of whether the pre-set performance goals were achieved. In most years, the Committee expects to pay bonuses under the Incentive Plan at a level considerably lower than the $10,000,000 annual per-person limit of the award opportunities. In addition to the Incentive Plan bonuses described above, during 2009 the executive officers were eligible for additional incentive compensation, including discretionary bonuses and equity and partnership grants.

Bonuses Awarded for 2009

In December 2009, having decided that both pre-set performance goals established in the first quarter of 2009 were expected to be met for 2009, the Compensation Committee awarded Mr. Lutnick a bonus under the Incentive Plan of $7,500,000, comprised of a $2,000,000 cash bonus and a $5,500,000 equity award, represented by 1,190,476 non-exchangeable REUs, which vest ratably over a 3-year period. In December 2009, the Compensation Committee also awarded Mr. Merkel a bonus under the Incentive Plan of $1,000,000, comprised of a $500,000 cash bonus and a $500,000 equity award, represented by 108,225 non-exchangeable REUs, which vest ratably over a 3-year period. The Compensation Committee declined at that time to consider grants of Incentive Plan bonuses to Messrs. Lynn and Windeatt. In February 2010, the Committee awarded Mr. Lynn a bonus under the Incentive Plan of $3,000,000, comprised of a $1,000,000 cash bonus and a $2,000,000 award of non-exchangeable PSUs. In doing so, the Committee considered the fact that Mr. Lynn’s employment agreement provides that, subject to satisfaction of the performance goals, the Company shall pay him a target bonus for each year during the term of the agreement of 300% of his base salary, with the first $1,000,000 of such bonus to be paid in cash, and the remainder to be paid in cash or a contingent non-cash grant, as determined by the Compensation Committee. The Compensation Committee is still considering whether to award Mr. Windeatt a bonus under the Incentive Plan for 2009. Mr. Sadler was not eligible for a 2009 bonus under the Incentive Plan because he was not an executive officer throughout the 2009 performance period.

In its discretion, the Compensation Committee awarded bonuses for 2009 under the Incentive Plan based upon expected achievement of both pre-set performance goals established in the first quarter of 2009. Variations in bonus awards for individual executive officers were based upon the Committee’s exercise of negative discretion. In exercising its discretion, the Committee considered, as to each individual, the executive officer’s responsibilities, general performance, quality of work, management and motivation of employees and other factors relevant to the individual officer, including participation in certain significant initiatives in 2009, and the general status of the economy, the performance of the Company and trends in the marketplace. In particular, for 2009, the Compensation Committee considered the pay practices of the Company’s peer group, including a compensation survey prepared by the compensation consultant, changes in pre-tax operating earnings per share from the prior year, individual contributions toward achievement of strategic goals and our overall financial and operating results.

In 2008, the Compensation Committee awarded the following bonuses for 2008 under the Incentive Plan: Mr. Lutnick received a $4,500,000 bonus, comprised of a $2,500,000 cash bonus and a $2,000,000 equity award, represented by 643,087 non-exchangeable REUs, which vest ratably over a 3-year period; Mr. Lynn received a $3,495,000 bonus, comprised of a $1,995,000 cash bonus and a $1,500,000 equity award, represented by 482,315 non-exchangeable REUs, which vest ratably over a 3-year period; and Mr. Merkel received a $500,000 bonus paid all in cash.

In determining the 2009 Incentive Plan bonus for Mr. Lutnick, the Compensation Committee focused specifically on changes in our pre-tax operating earnings and distributable earnings from 2008 to 2009. In reducing Mr. Lutnick’s Incentive Plan bonus to $7,500,000 from the $10,500,000 that he received in 2008, including Incentive Plan bonuses, discretionary bonuses and other REU awards, the Compensation Committee considered the Company’s overall performance as compared to 2008. In awarding Mr. Lynn a $3,000,000 bonus under the Incentive Plan for 2009, compared to the $5,995,000 that he received in 2008, including Incentive Plan bonuses, discretionary bonuses and other REU awards, the Compensation Committee considered our 2009 operating results, as well as the provisions of his employment agreement. With respect to Mr. Merkel, in awarding him a 2009 bonus under the Incentive Plan of $1,000,000, compared to the $1,052,500 that he received in 2008, including Incentive Plan bonuses, discretionary bonuses and other REU awards, the Compensation Committee considered our 2009 operating results, balanced with his significant role in managing various litigation in which the Company has been engaged in 2009.

For 2009, the Compensation Committee did not award any discretionary cash bonuses, or equity grants in lieu of such cash bonuses, to the executive officers, other than to Mr. Windeatt. In 2008, the following discretionary cash bonuses were awarded to such individuals: Mr. Lutnick, $1,000,000; Mr. Lynn, $500,000; Mr. Merkel, $125,000; Mr. West, $25,000. In 2008, certain of the named executive officers also received REU grants in lieu of discretionary cash bonuses. These REU grants for 2009 and 2008 are described in “ – Options, Restricted Stock Units and Partnership Interests Granted in 2009.”

In 2009, the Incentive Plan cash bonuses for individual executive officers as a percentage of the overall total cash compensation paid to such executive officers by the Company was 67% to Mr. Lutnick, 50% to Mr. Lynn and 33% to Mr. Merkel. In 2008, the Incentive Plan cash bonuses for individual executive officers as a percentage of the overall total cash compensation paid to such executive officers by the Company was 45% to Mr. Lutnick, 55% to Mr. Lynn and 31% to Mr. Merkel. Mr. West was not awarded any Incentive Plan cash bonuses in 2008.

Incentive Plan Bonus Goals for 2010

In the first quarter of 2010, the Compensation Committee determined that the executive officers of the Company, including Messrs. Lutnick, Lynn, Merkel, Windeatt and Sadler, would be participating executives for 2010 in our Incentive Plan. The Compensation Committee used the same performance criteria for all executive officers and set 2010 bonus opportunities at a maximum of $10,000,000, which will be the maximum annual amount allowed for 2010 for each individual pursuant to the terms of the Incentive Plan, provided that the Company (i) achieves operating profits or distributable earnings for 2010, as calculated on substantially the same basis as the Company’s earnings release for 2009, or (ii) the Company achieves improvement or percentage growth in gross revenue or total transaction volumes for any product as compared to 2009 over any of its previously identified peer group members, as reported in the Company’s 2010 earnings release and compared to the most recently available peer group information. The Compensation Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including other discretionary cash bonuses or equity or partnership awards granted to the individual, regardless of whether the pre-set performance goals are achieved. In addition to the Incentive Plan bonuses described above, during 2010 the executive officers also will be eligible for additional incentive compensation, including discretionary bonuses and equity or partnership grants.

Grants of Options, Restricted Stock Units and Partnership Interests

It is our general policy to award options, restricted stock units (which we refer to as “RSUs”), and other equity or partnership grants to our executive officers in order to align their interests with those of our long-term investors and to help attract and retain qualified individuals. Our Equity Plan and the Participation Plan are designed to reward employees for increases in our stock price and to provide us with optimal flexibility in the way that we do so. Our Equity Plan permits our Compensation Committee to grant options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents, and other stock-based awards, including to provide shares of our Class A common stock upon exchange of compensatory partnership interests such as REUs or PSUs. Our Equity Plan, as amended and restated, was most recently approved by our stockholders at our 2009 Annual Meeting of Stockholders on December 14, 2009, by a vote of 271,794,714 shares for, 26,119,155 shares against, and 45,490 shares abstaining. Under the Participation Plan, the Compensation Committee can grant partnership interests, including REUs and PSUs. We view these incentives as an effective tool in motivating and retaining our executive officers.

We intend that our Equity Plan and the Participation Plan will be the primary vehicles for offering long-term equity and partnership incentives to motivate and reward our executive officers, including where the Compensation Committee pays out bonuses under the Incentive Plan in the form of equity or partnership interests under the Equity Plan or Participation Plan. We also regard our equity and partnership award program as a key retention tool. This is a very important factor in our determination of the type of award to grant and the number of underlying shares that are granted in connection with that award.

We believe that it is important that we have available various forms of equity and partnership grants in order to motivate and reward our executive officers, and our Compensation Committee retains the right to grant a combination of forms of equity and partnership awards under our Equity Plan and the Participation Plan to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of awards. The Compensation Committee has also granted authority to Mr. Lutnick, our Chairman and Chief Executive Officer, to grant awards to non-executive officers and employees of our Company under the Equity Plan and Participation Plan and to establish sub-plans.

In recent years, the Compensation Committee has granted RSUs under the Equity Plan, rather than options, and REUs and PSUs under the Participation Plan to our executive officers. RSUs generally have dividend equivalents beginning with the first full quarter in which they are outstanding, although certain grants may have different terms and certain sub-plans may be established from time to time in different jurisdictions to comply with local law. RSUs are generally granted and priced on the same date and terms, whether the grants are to executive officers or other employees, although the Compensation Committee and Mr. Lutnick retain discretion to provide for different terms for individual situations, and from time to time the Company may offer compensation enhancements or modifications to employees that it does not offer to its executive officers.

Executive officers and other employees are also expected to be granted partnership awards, including REUs, RPUs, PSUs and PSIs, under the Participation Plan, or be offered the opportunity to make contributions to BGC Holdings in exchange for partnership interests. To the extent that these partnership interests are exchangeable for shares of our Class A common stock, the shares are provided pursuant to other stock-based awards under our Equity Plan. Partnership interests in BGC Holdings are entitled to participate in quarterly distributions of distributable earnings from BGC Holdings. Our Compensation Committee and Mr. Lutnick will have the discretion to determine the price of any purchase right for partnership interests, which may be set at preferential or historical prices that are less than the prevailing fair market value of our Class A common stock. These partnership interests are generally granted and priced on the same date and terms, whether the grants are to executive officers or other employees, although the Compensation Committee and Mr. Lutnick retain discretion to provide for different terms for individual situations, and from time to time the Company may offer compensation enhancements or modifications to employees that it does not offer to its executive officers.

Options, Restricted Stock Units and Partnership Interests Granted in 2009

We grant equity and partnership awards to our executive officers based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain our long-term goals. However, there is no set formula for the granting of such awards to individual executive officers. Our Compensation Committee has taken the view in prior periods that awards for our executive officers will have the long-term effect of maximizing stock price and stockholder value.

In January 2009, Mr. Windeatt received a grant of 58,624 non-exchangeable REUs, with a post-termination payment amount of $161,802, in lieu of discretionary cash bonus. In March 2009, Mr. Sadler received a grant of 41,690 non-exchangeable REUs, with a post-termination payment amount of $69,205, prior to his becoming our Chief Financial Officer on April 2, 2009. All of these REUs vest ratably over a 3-year period.

During 2009, our employees were granted an aggregate of 19,266,147 REUs, having an aggregate post-termination payment amount of approximately $58.0 million. Of the REUs granted, approximately 0.5% were awarded to our executive officers, none of which were awarded to Mr. Lutnick.

In 2008, the following individuals received the following REU grants: Mr. Lutnick, 265,487 non-exchangeable REUs, with a post-termination payment amount of $3,000,000; and Mr. Lynn, 132,744 non-exchangeable REUs, with a post-termination payment amount of $1,500,000. These REUs vested immediately upon grant.

Additionally, in 2008, the following individuals were granted REUs and RSUs in lieu of discretionary cash bonuses: Mr. Lutnick, a $2,000,000 award represented by 350,263 non-exchangeable REUs; Mr. Lynn, a $500,000 award represented by 87,566 non-exchangeable REUs; Mr. Merkel, a $427,500 award, represented by 41,912 non-exchangeable REUs; and Mr. West, a $225,000 award, represented by 21,105 non-exchangeable REUs and a $133,797 award represented by 11,387 RSUs. The equity grants awarded to Messrs. Lutnick and Lynn vested immediately upon grant and the equity grants to Messrs. Merkel and West vest ratably over a 3-year period.

During 2008, our employees were granted an aggregate of 6,296,667 REUs, having an aggregate post-termination payment amount of approximately $46.7 million. Of the REUs granted, approximately 14.5% were awarded to our executive officers, including 9.8% awarded to Mr. Lutnick.

In April 2008, Mr. Lynn was granted 200,000 additional founding partner unit exchange rights, having a grant date fair value of $2,350,000, in connection with the separation and merger.

Timing of Grants

Equity and partnership grants to our executive officers are typically made annually in conjunction with the Compensation Committee’s review of Company and individual performance of our executive officers, although interim grants may be considered and approved from time to time such as the ones made in September of 2008 to certain executive officers. The Committee’s annual review generally takes place at year-end meetings, which are generally held in December each year, although they may be held at any time and from time to time throughout the year. Our policy is generally to award year-end grants to all employee recipients on the same date and at the same price as grants to our executive officers although to the extent that non-executive compensation is made at later periods, the dates of grants may differ. Grants, if any, to newly hired employees are effective on the employee’s first day of employment. The exercise price of all stock options is set at the closing price of our Class A common stock on NASDAQ on the date of grant. With respect to RSUs and REUs, RPUs, PSUs, PSIs or other partnership awards, grants are generally made based on a dollar value, and, where applicable, the number of units is determined using the closing price of our Class A common stock on NASDAQ on the date of grant or on a future defined date. From time to time, grants to executive officers may be made on a mid-year or other basis in the event of business developments, changing compensation requirements or other factors, subject to the approval of the Compensation Committee.

Perquisites

Historically, from time to time, we have provided certain of our named executive officers with perquisites and other personal benefits that we believe are reasonable. While we do not view perquisites as a significant element of our executive compensation program, we do believe that they can be useful in attracting, motivating and retaining the executive talent for which we compete. From time to time, these perquisites might include travel, transportation and housing benefits, particularly for executives who live overseas and travel frequently to our other office locations. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for our executive officers in appropriate circumstances, and we may consider their use in the future. All present or future practices regarding perquisites will be subject to periodic review by our Compensation Committee.

The perquisites and other personal benefits, if any, provided to our current named executive officers generally have not had an aggregate incremental cost to us per individual that exceeds $10,000. Certain executive officers working in our London headquarters have also received the use of parking spaces allocated to our headquarters lease, and in some cases, we have provided to certain executive officers a car allowance, car insurance allowance and an apartment lease, which in certain circumstances has tax benefits to the employee in certain jurisdictions.

We offer medical, dental, life insurance and short-term disability to all employees on a non-discriminatory basis. Medical insurance premiums are charged to employees at varying levels based on total cash compensation, and all of our executive officers were charged at the maximum contribution level in light of their compensation. Certain of our executive officers living in London have received certain additional private medical benefits.

Post-Employment Compensation

Pension Benefits

We do not currently provide pension arrangements or post-retirement health coverage for our employees, although we may consider such benefits in the future.

Retirement Benefits

Our executive officers in the U.S. are generally eligible to participate in our 401(k) contributory defined contribution plan, which we refer to as our “Deferral Plan.” Pursuant to the Deferral Plan, all U.S. eligible employees, including executive officers, are provided with a means of saving for their retirement. We currently do not match any of our employees contributions to our Deferral Plan.

Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation plans to our employees, although we may consider such benefits in the future.

BGC Holdings Participation Plan

We have adopted the BGC Holdings Participation Plan as a means to attract, retain, motivate and reward our employees, including executive officers, by enabling such persons to acquire or increase their ownership interests in BGC Holdings. The Participation Plan is administered by our Compensation Committee or its designee, currently Mr. Lutnick.

The Participation Plan provides for the grant or sale of BGC Holdings limited partnership interests, including REUs, RPUs, PSUs, PSIs and other partnership interests. The total number of BGC Holdings limited partnership interests issuable under the Participation Plan will be determined from time to time by our Board of Directors, provided that interests exchangeable for or otherwise representing the right to acquire shares of our Class A common stock may only be granted pursuant to other stock-based awards granted under our Equity Plan. Partnership interests in BGC Holdings are entitled to participate in quarterly distributions of distributable earnings from BGC Holdings.

Impact of Accounting Charges on Compensation Policy

Our management and our Compensation Committee recognize that we are subject to certain FASB guidance on share-based payments and other accounting charges with respect to our executive officers and other employees. However, our management and our Compensation Committee do not believe that these accounting charges should be taken into account in the determination of appropriate types and levels of compensation to be made available, even though certain of these accounting charges, both cash and non-cash, will be disclosed in the compensation tables and/or the narratives that accompany those tables.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) set forth in this Annual Report on Form 10-K with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

Dated: March 9, 2010

THE COMPENSATION COMMITTEE

Barry R. Sloane, Chairman

John H. Dalton

Stephen T. Curwood

Albert M. Weis

Executive Compensation

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)(1)	(e) Stock Awards, REUs and BGC Founding Partner Units ($)(2)	(f) Option Awards ($)(3)	(g) Non-Equity Incentive Plan Compensation ($)(1)(4)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)		(j) Total ($)
Howard W. Lutnick,	2009	1,000,000	—	—	—	7,500,000	—	—		8,500,000
Chairman of the Board and Chief Executive Officer	2008	2,000,000	1,000,000	5,000,000	—	4,500,000	—	—		12,500,000
	2007	5,000,000	—	—	4,947,200	500,000	—	—		10,447,200

Shaun D. Lynn,	2009	1,000,000	—	—		3,000,000	—	—		4,000,000
President	2008	1,113,750	500,000	4,350,000	—	3,495,000	—	—		9,458,750
	2007	1,505,469	1,538,942	—	—	—	—	3,265		3,047,676

Stephen M. Merkel,	2009	1,000,000	—	—	—	1,000,000	—	—		2,000,000
Executive Vice President, General Counsel and Secretary	2008	975,000	125,000	427,500	—	500,000	—	—		2,027,500
	2007	925,500	397,833	100,000	—	200,000	—	—		1,623,333

Sean A. Windeatt,	2009	310,040	—	161,802	—	—	—	84,352	(8)	556,194
Chief Operating Officer(5)

A. Graham Sadler,	2009	232,530	—	69,205	—	—	—	—		301,735
Chief Financial Officer(6)

Robert K. West,	2009	137,804	—	—	—	—	—	—		137,804
Former Chief Financial Officer(7)	2008	528,415	25,000	358,797	—	—	—	—		912,212
	2007	318,667	200,000	—	—	—	—	—		518,667

(1)	The Compensation Committee has not yet determined whether to award, for 2009, any discretionary bonus (column(d)) to Mr. Sadler, or any payments under our Incentive Plan (column (g)) to Mr. Windeatt. Such amounts (if any) are expected to be determined at a later time. The bonus amounts for 2008 reflect the following discretionary cash bonuses: Mr. Lutnick, $1,000,000; Mr. Lynn, $500,000; Mr. Merkel, $125,000; Mr. West, $25,000.
(2)	The amounts in column (e) reflect the grant date fair value of RSUs, founding partner units, and REUs awarded for services to eSpeed or BGC Partners OldCo or the Combined Company pursuant to our Equity Plan, the Participation Plan or otherwise. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. The amounts for 2009 reflect the grant date fair value of 41,690 non-exchangeable REUs, which vest ratably over a 3-year period, granted in March 2009 to Mr. Sadler, having a post-termination payment amount of $69,205. The amounts for 2009 also reflect the grant date fair value of 58,624 non-exchangeable REUs, which vest ratably over a 3-year period, granted in January 2009 to Mr. Windeatt, in lieu of discretionary cash bonus, having a post-termination amount of $161,802. The amounts for 2008 reflect the grant date fair value of 265,487 and 132,744 non-exchangeable REUs granted upon the closing of the merger in April 2008 to Messrs. Lutnick and Lynn, respectively, having post-termination payment amounts of $3,000,000 and $1,500,000, respectively. In addition, the amounts for 2008 also reflect the grant date fair value of 200,000 founding partner units granted upon the closing of the merger in April 2008 to Mr. Lynn, having a grant date fair value of $2,350,000. The amounts for 2008 also reflect the following REU grants in lieu of discretionary cash bonuses: Mr. Lutnick, a $2,000,000 award represented by 350,263 non-exchangeable REUs; Mr. Lynn, a $500,000 award represented by 87,566 non-exchangeable REUs; Mr. Merkel, a $427,500 award, represented by 41,912 non-exchangeable REUs; and Mr. West, a $225,000 award, represented by 21,105 non-exchangeable REUs and a $133,797 award represented by 11,387 RSUs. The equity grants awarded to Messrs. Lutnick and Lynn vested immediately upon grant and the equity grants to Messrs. Merkel and West vest ratably over a 3-year period. More information with respect to REUs is included in the footnotes to our audited consolidated financial statements included in Item 8 of this Form 10-K. The amounts in column (e) do not include the purchase of founding partner units and distribution rights, as applicable, from Messrs. Lynn and Merkel or the provision of additional founding partner unit exchange rights to Mr. Lynn in 2008 in connection with the separation and the merger. The compensation charges that we incurred in 2008 with respect to Messrs. Lynn and Merkel in connection with the purchase of founding partner units and distribution rights and with the provision of additional founding partner unit exchange rights to Mr. Lynn were as follows: Mr. Lynn, $24,045,873, consisting of $9,743,584 for the purchase of founding partner units and distribution rights and $14,302,289 for the provision of additional founding partner unit exchange rights; and Mr. Merkel, $351,734 for the purchase of distribution rights. The compensation charge for Mr. Lynn was calculated based on 532,432 founding partner units and 569,666 distribution rights purchased at a purchase price per unit or distribution right of $11.75, which was the closing price of our Class A common stock on the date of the merger, less Mr. Lynn’s basis in the units and distribution rights required to settle outstanding debt, and on a price per additional founding partner unit exchange right provided to Mr. Lynn of $11.75. The compensation charge for Mr. Merkel was calculated based on 39,693 distribution rights purchased at a purchase price per distribution right of $11.75, less Mr. Merkel’s basis in the distribution rights required to settle outstanding debt.

(3)	The amount in column (f) reflects the grant date fair value of options granted pursuant to the Equity Plan. Pursuant to SEC rules, the amount shown excludes the impact of estimated forfeitures. More information with respect to the calculations of this amount is included in the footnotes to our audited consolidated financial statement included in Item 8 of this Form 10-K. This amount reflects our accounting expense for these types of awards and do not correspond to the actual value that will be recognized by the named executive officer.
(4)	The amounts in column (g) reflect the awards to the named executive officers under the Incentive Plan, which is discussed in further detail under the heading “—Compensation Discussion and Analysis—Bonus Compensation.” For 2009, Mr. Lutnick’s Incentive Plan bonus was paid $2,000,000 in cash and $5,500,000 in an equity grant, represented by 1,190,476 non-exchangeable REUs; Mr. Merkel’s Incentive Plan bonus was paid $500,000 in cash and $500,000 in an equity award, represented by 108,225 non-exchangeable REUs; and Mr. Lynn’s Incentive Plan bonus was paid $1,000,000 in cash and $2,000,000 in non-exchangeable PSUs.
(5)	Mr. Windeatt was appointed our Chief Operating Officer effective January 1, 2009. Mr. Windeatt’s base salary for 2009 was £200,000, and the $310,040 base salary reflected in the table was calculated using an exchange rate of 1.55, the average rate in effect for the period.
(6)	Mr. Sadler was appointed our Chief Financial Officer on April 2, 2009. For all of 2009, Mr. Sadler’s base salary rate was £200,000, which equates to $310,040 using an exchange rate of 1.55, the average rate in effect for the period. The amount reflected as his base salary for 2009 is for the period April 2, 2009 through December 31, 2009.
(7)	Mr. West was appointed our Chief Financial Officer on May 16, 2007 and was replaced on April 2, 2009.
(8)	During 2009, Mr. Windeatt was provided a car allowance and car insurance allowance having a value of approximately $19,864 and an apartment lease in the amount of approximately $64,488. The amounts paid were £ 12,814 and £ 41,600, respectively, and the above dollar amounts were calculated using an exchange rate of 1.55, the average rate in effect for the period.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2009:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Awards, REUs and BGC Founding Partner Units ($)(2)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(1)	Threshold ($)	Target (#)	Maximum (#)
Howard W. Lutnick	1/1/10	—	—	—	—	—	—	1,190,476	—	—	5,500,000
	—	—	—	10,000,000	—	—	—	—	—	—	—
Shaun D. Lynn	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	10,000,000	—	—	—	—	—	—	—
Stephen M. Merkel	1/1/10	—	—	—	—	—	—	108,225	—	—	500,000
	—	—	—	10,000,000	—	—	—	—	—	—	—
Sean A. Windeatt	1/1/09	—	—	—	—	—	—	58,624	—	—	161,802
	—	—	—	10,000,000	—	—	—	—	—	—	—
A. Graham Sadler	3/10/09	—	—	—	—	—	—	41,690	—	—	69,205
Robert K. West	—	—	—	10,000,000	—	—	—	—	—	—	—

(1)	The amounts shown in column (e) reflect the maximum individual payment under our Incentive Plan. During 2009, there were no specific minimum and target levels under the Plan. The $10,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2009, and our Compensation Committee retained negative discretion to award less than this amount even if the performance goals were met. Actual amounts paid (if any) to each named executive officer for 2009 are set forth in column (g) of the Summary Compensation Table.
(2)	The amounts shown reflect 1,190,476 and 108,225 non-exchangeable REUs awarded, under our Incentive Plan, by the Compensation Committee on December 22, 2009, effective on January 1, 2010, to Messrs. Lutnick and Merke1, respectively, having post-termination payment amounts of $5,500,000 and $500,000, respectively. The amounts shown also reflect 58,624 non-exchangeable REUs granted to Mr. Windeatt, in lieu of discretionary cash bonus, on January 1, 2009, having a post-termination payment amount of $161,802. They also reflect 41,690 non-exchangeable REUs granted to Mr. Sadler on March 10, 2009, having a post-termination payment amount of $69,205. The amounts shown do not include the $2,000,000 PSU award granted to Mr. Lynn in February 2010 as part of his Incentive Plan bonus for 2009.
(3)	More information with respect to the calculation of these amounts is included in footnotes to our audited consolidated financial statements in Item 8 of this Form 10-K.

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options, unvested RSUs, and REUs and BGC founding partner units for each of the named executive officers as of December 31, 2009:

(a) Name	Option Awards					Stock Awards(3)
	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#) (2)(3)(4)(5)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)(2)(3)(4)(5)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	625,000	—	—	16.87	11/28/2010	—	—	—	—
	1,500,000	—	—	5.10	10/19/2011	—	—	—	—
	1,000,000	—	—	14.39	12/9/2012	—	—	—	—
	1,000,000	—	—	21.42	12/9/2013	—	—	—	—
	1,000,000	—	—	13.00	12/20/2014	—	—	—	—
	250,000	—	—	8.42	8/22/2016	—	—	—	—
	800,000	—	—	8.80	12/15/2016	—	—	—	—
	1,000,000	—	—	10.82	12/28/2017	—	—	—	—
	—	—	—	—	—	2,449,313	11,315,826	—	—

Shaun D. Lynn	—	—	—	—	—	902,625	4,170,128	—	—

Stephen M. Merkel	100,000	—	—	16.87	11/28/2010	—	—	—	—
	110,000	—	—	5.10	10/19/2011	—	—	—	—
	100,000	—	—	14.39	12/9/2012	—	—	—	—
	100,000	—	—	21.42	12/9/2013	—	—	—	—
	100,000	—	—	11.47	12/20/2014	—	—	—	—
	100,000	—	—	—	—	—	—	—	—
	—	—	—	—	—	153,405	708,731	—	—

Sean A. Windeatt	—	—	—	—	—	70,424	325,359	—	—

A. Graham Sadler	—	—	—	—	—	41,690	192,608	—	—

Robert K. West	—	—	—	—	—	—	—	—	—

(1)	All options listed above are fully vested.
(2)	The amounts shown include 3,268 unvested RSUs held by Mr. Merkel. All of Mr. Merkel’s RSUs vest over a three-year period from the date of grant.
(3)	The amounts shown include the following REUs: 1,190,476 and 108,225, respectively, awarded to Messrs. Lutnick and Merkel on December 22, 2009, effective January 1, 2010; 58,624 granted to Mr. Windeatt on January 1, 2009; 41,690 granted to Mr. Sadler on March 10, 2009; 41,912 and 11,800 REUs, respectively, granted to Messrs. Merkel and Windeatt upon the closing of the merger in April 2008; and 643,087 and 482,315 REUs, respectively, granted to Messrs. Lutnick and Lynn in December 2008, all of which vest over a three-year period. The amounts show also include the following REUs: 265,487 and 132,744, respectively, granted to Messrs. Lutnick and Lynn upon the closing of the merger in April 2008 and 350,263 and 87,566, respectively, granted in September 2008 to Messrs. Lutnick and Lynn, all of which vested immediately. The amounts shown also include 21,105 REUs granted to Mr. West upon the closing of the merger in April 2008, all of which were to vest over a three-year period, but were accelerated in connection with his employment separation agreement. None of the REUs shown have been granted exchangeability into shares of our Class A common stock.
(4)	The amounts shown also include 200,000 founding partner units that were granted to Mr. Lynn upon the closing of the merger in April 2008, which units were immediately granted exchangeability into shares of our Class A common stock on a one-for-one basis (subject to adjustment).
(5)	The amounts shown do not include the $2,000,000 PSU award granted to Mr. Lynn in February 2010 as part of his Incentive Plan bonus for 2009. The amounts shown also do not include the redemption or purchase of founding partner units and distribution rights, as applicable, from Messrs. Lynn and Merkel or the provision of additional founding partner unit exchange rights to Mr. Lynn in connection with the separation and the merger in April 2008.

Option Exercises and Stock Vested

None of our named executive officers exercised any options in 2009. An aggregate of 20,174 RSUs held by our named executive officers vested in during 2009 as follows:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)[(1)]
Howard W. Lutnick	—	—	—	—
Shaun D. Lynn	—	—	—	—
Stephen M. Merkel	—	—	3,268	13,856
Sean A. Windeatt	—	—	9,314	42,099
A. Graham Sadler	—	—	—	—
Robert K. West	—	—	7,592	34,164

(1)	Does not include the vesting of any outstanding REUs since such REUs are not yet exchangeable into shares of our Class A common stock.

Change in Control Agreements

Each of Messrs. Lutnick and Merkel entered into change in control agreements with us on March 31, 2008, effective upon the closing of the merger on April 1, 2008. Under these agreements, if a change in control of the Company occurs (which will occur in the event that Cantor or one of its affiliates ceases to have a controlling interest in us) and Mr. Lutnick or Mr. Merkel elects to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to two times his annual base salary and the annual bonus paid or payable by us for the most recently completed year, including any bonus or portion thereof that has been deferred, and receive medical benefits for two years after the termination of his employment (provided that, if Messrs. Lutnick or Merkel becomes re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits will be secondary to the latter). If a change in control occurs and Mr. Lutnick or Mr. Merkel does not so elect to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred, and receive medical benefits, provided that in the event that, during the three-year period following the change in control, such executive officer’s employment is terminated by us (other than by reason of his death or disability), he will receive in a lump sum in cash an amount equal to his annual base salary and any bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred. Mr. Lynn has similar change of control provisions in his employment agreement.

In addition, these executives will be entitled to a gross-up for any taxes imposed as a result of the application of Section 4999 of the Code. In the event of death or disability, such executive officer will be paid only his accrued salary to the date of death or disability.

Employment and Separation Agreements

Prior to the merger, Mr. Lynn and BGC International were parties to an employment agreement, dated August 13, 2004. Under this employment agreement, Mr. Lynn received an annual base salary of £500,000 per year and was eligible to receive a bonus equal to 15% of the pre-tax profits of the BGC businesses managed by him. This agreement terminated upon Mr. Lynn’s entering into an employment agreement with BGC Brokers L.P. on March 31, 2008, effective upon the closing of the merger.

The current employment agreement with Mr. Lynn has an initial six-year term and will thereafter be extended automatically for successive periods of one year each on the same terms and conditions unless either BGC Brokers or Mr. Lynn provides notice of non-renewal. Pursuant to his employment agreement, Mr. Lynn will receive a base salary of $1,000,000 per year, subject to annual review by the Compensation Committee, with a target bonus for each year during the term of the agreement of 300% of base salary. To the extent that he is eligible to receive a bonus, the first $1,000,000 of such bonus will be paid in cash, with the remainder, if any, to be paid in cash or a contingent non-cash grant, as determined by the Compensation Committee. The target bonus for Mr. Lynn will be reviewed annually by the Compensation Committee. In the event of a change of control of the Company occurs (which will occur in the event that we are no longer controlled by Cantor or a person or entity controlled by, controlling or under common control with Cantor), the individual or entity that acquires control of us will have the option to either extend the term of Mr. Lynn’s employment for a period of three years from the date the change of control took effect (if the remaining term of his agreement at the time of the change of control is less than three years) or to terminate Mr. Lynn’s employment. If the term of Mr. Lynn’s employment is extended, Mr. Lynn will receive an amount equal to his aggregate compensation for the most recent full fiscal year in addition to any other compensation that Mr. Lynn may be entitled to under the agreement. If the continuing company opts to terminate Mr. Lynn’s employment, he will receive two times his aggregate compensation under the agreement for the most recent full fiscal year in full and final settlement of all claims. In each case, he will receive full vesting of all options and RSUs (unless otherwise provided in the applicable award agreement) and welfare benefit continuation for two years and a pro rata bonus for the year of termination. In addition, in the event that Mr. Lynn remains employed by BGC Brokers on the second anniversary of the change of control (unless he is not employed on such date solely as a result of dismissal by BGC Brokers under circumstances that constitute a fundamental breach of contract by BGC Brokers), Mr. Lynn will receive an additional payment equal to the payment he received at the time of the change of control.

Mr. Windeatt has a standard employment agreement pursuant to which he is paid £200,000 per year. His salary was raised to £275,000 as of January 1, 2010. In 2009 we provided to Mr. Windeatt a car allowance and a car insurance allowance having a value of approximately $19,864 per year and an apartment lease in the amount of approximately $64,488 per year. The apartment lease is an agreement between us and Mr. Windeatt’s landlord in which we pay the lease amount on behalf of Mr. Windeatt for the period of the lease. We expect to terminate the apartment lease when it expires in 2010.

Mr. Sadler entered into a standard U.K. employment agreement with Tower Bridge International Services L.P., the service company controlled by us, effective December 2008. The agreement has no term and, after a probationary period, is terminable by either party on three months’ notice. Pursuant to the agreement, Mr. Sadler receives a base salary of £200,000 per year, and is eligible for a discretionary bonus. His base salary was raised to £275,000 as of January 1, 2010.

Effective as of December 31, 2009, in connection with an employment separation agreement with Mr. West, our former CFO, the Company agreed to accelerate the vesting of his previously outstanding but unvested RSUs and REUs. With respect to his 3,797 unvested RSUs, the Company agreed to vest such RSUs immediately and to deliver the shares to Mr. West on December 15, 2010, subject to the terms and conditions of the separation agreement. With respect to his 14,070 unvested REUs, out of a total of 21,105 REUs with a combined post-termination payment amount of $225,000, the Company agreed to accelerate the vesting of such 14,070 unvested REUs. Subject to compliance with the terms and conditions of a partnership separation agreement, the 21,105 vested REUs’ post-termination payment amount of $225,000 will become payable to Mr. West within ninety days after the first, second, third, and fourth anniversaries of June 15, 2009 in four equal installments of $56,250 each.

Potential Payments Upon a Change of Control

The following table provides information regarding the estimated amounts payable to the individuals named below upon either termination or continued employment upon a change of control, under the change of control and employment agreements, described above, as if such agreements were in effect and the change of control had occurred on December 31, 2009 and using the closing market price of our Class A common stock as of December 31, 2009:

Name	Base Salary ($)	Bonus ($)	Vesting of Equity Compensation ($)	Welfare Benefit Continuation ($)	Tax Gross-Up Payment ($)	Total ($)
Howard W. Lutnick
Termination of Employment	2,000,000	8,000,000	—	36,331	8,314,473	18,350,804
Extension of Employment	1,000,000	4,000,000	—	—	4,124,088	9,124,088

Shaun D. Lynn
Termination of Employment	2,000,000	6,000,000	—	1,821	5,562,409	13,564,230
Extension of Employment	1,000,000	3,000,000	—	—	2,779,661	6,779,661

Stephen M. Merkel
Termination of Employment	2,000,000	2,000,000	—	36,331	3,365,568	7,401,899
Extension of Employment	1,000,000	1,000,000	—	—	1,649,635	3,649,635

Sean A. Windeatt
Termination of Employment	—	—	—	—	—	—
Extension of Employment	—	—	—	—	—	—

A. Graham Sadler
Termination of Employment	—	—	—	—	—	—
Extension of Employment	—	—	—	—	—	—

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as directors. Under our current policy, we pay to each non-employee director an annual cash retainer of $25,000 and, beginning in 2009, an annual stipend of $5,000 for the chair of our Compensation Committee and $10,000 for the chair of our Audit Committee. We also pay $2,000 for each meeting of our Board of Directors and $1,000 for each meeting of a committee of our Board actually attended, whether in person or by telephone. Under our policy, none of our non-employee directors is paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or committees of our Board.

In addition to the cash compensation described above, under our current policy, upon the initial appointment or election of a non-employee director, at the option of such non-employee director, we issue to the non-employee director either (i) RSUs equal to the value of shares of our Class A common stock that could be purchased for $70,000 at the closing price of such Class A common stock on the date of the initial appointment or election of the non-employee director (rounded down to the next whole share), or (ii) options having an equivalent value, based on a Black-Scholes formula, of shares of our Class A common stock that could be purchased for $70,000 at the closing price of such Class A common stock on such date (rounded down to the next whole share). The RSUs issued upon the initial appointment or election of a non-employee director vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. The options issued upon the initial appointment or election of an non-employee director vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board at the opening of business on such date.

We also grant to each non-employee director annually on the date of his or her re-election, at the option of such non-employee director, either (i) RSUs equal to the value of shares of our Class A common stock that could be purchased for $35,000 at the closing price of such Class A common stock on the trading date of the re-election of the non-employee director (rounded down to the next whole share), or (ii) options having an equivalent value, based on a Black-Scholes formula, of shares of our Class A common stock that could be purchased for $35,000 at the closing price of such Class A common stock on such date (rounded down to the next whole share). The RSUs granted on an annual basis vest on the first anniversary of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date. The options granted on an annual basis vest on the first anniversary of the grant date, provided that the non-employee director is a member of our Board at the opening of business on such date.

The RSUs and options described above are granted pursuant to our Equity Plan. Such RSUs and options are subject to the terms and conditions of the Equity Plan under which they are awarded and the execution and delivery of agreements with each recipient. Each option has a term of 10 years, and the exercise price for each option is equal to the closing price for the Class A common stock on the date of grant, as reported on the NASDAQ Global Market.

The table below summarizes the compensation paid by our Company to non-employee directors for the year ended December 31, 2009:

(a) Name(1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Albert M. Weis,	72,000	35,000	—	—	—	—	107,000
Director

John H. Dalton,	63,000	35,000	—	—	—	—	98,000
Director

Barry R. Sloane,	68,000	35,000	—	—	—	—	103,000
Director

Catherine P. Koshland,(4)	37,750	—	—	—	—	—	37,750
Former Director

Stephen T. Curwood,(4)	6,042	70,000	—	—	—	—	76,042
Director

(1)	Howard Lutnick, our Chairman of the Board and Chief Executive Officer, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the Summary Compensation Table.
(2)	Reflects the grant date fair value of RSUs granted on December 14, 2009. More information with respect to the calculation of these amounts is included in the footnotes to our audited consolidated financial statements included in Item 8 of this Form 10-K. In 2009, Messrs. Weis, Dalton, and Sloane were each granted 7,991 RSUs, and Mr. Curwood was granted 15,982 RSUs. As of December 31, 2009, each non-employee director had the following number of RSUs outstanding: Mr. Weis, 7,991; Mr. Dalton, 7,991; Mr. Sloane, 7,991; and Mr. Curwood, 15,982.
(3)	No options were granted to non-employee directors in 2009. As of December 31, 2009, each non-employee director had the following number of options outstanding: Mr. Weis, 74,619; Mr. Dalton, 84,619; Mr. Sloane, 0; Mr. Curwood, 0.
(4)	Dr. Koshland left the Board at the end of her term on December 14, 2009, and Mr. Curwood was elected to the Board on the same day.

Compensation Committee Interlocks and Insider Participation

During most of 2009, the Compensation Committee of our Board of Directors consisted of Messrs. Dalton, Sloane and Weis and Dr. Koshland. Dr. Koshland left the Compensation Committee at the Annual Meeting on December 14, 2009, and Mr. Curwood replaced her on that date. All of the members who served on our Compensation Committee during 2009 were non-employee directors and were not former officers of our Company. No member of the Compensation Committee had any relationship with the Company during 2009 pursuant to which disclosure would be required under applicable SEC rules pertaining to the disclosure of transactions with related persons. During 2009, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Compensation Committee or on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 1, 2010, with respect to the beneficial ownership of our Common Equity by: (i) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of any class of our outstanding capital stock, (ii) each of the named executive officers, (iii) each director and (iv) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 499 Park Avenue, New York, NY 10022. Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of Class A common stock for purposes of this table.

Cantor was obligated to distribute on April 1, 2009 and October 1, 2009 an aggregate of 13,316,917 shares of Class A common stock (“distribution rights shares”) to retained and founding partners to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008. In addition, on April 1, 2010, Cantor will be obligated to distribute an aggregate of 8,179,115 shares to retained and founding partners to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008. Certain partners elected to receive their shares and others elected to defer receipt of their shares until a future date. As a result, the distribution rights shares subject to deferred receipt are included both in the number of shares beneficially owned directly by Cantor and indirectly by CF Group Management, Inc. (“CFGM”), and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick, Mr. Merkel and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor delivers these distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor. Instead, beneficial ownership of the shares will only be reported by CFGM and Mr. Lutnick as a result of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of KBCR Management Partners, LLC (“KBCR”) and LFA LLC (“LFA”), and by the other recipients of the distribution rights shares, including Mr. Merkel.

Name	Class B Common Stock				Class A Common Stock
	Shares		%		Shares		%
5% Beneficial Owners(1):

Cantor Fitzgerald, L.P.(2)	84,899,362	(3)	99.9	%(4)	94,300,603	(3)(5)	62.8	%(6)
CF Group Management, Inc.	84,948,107	(3)(7)	100.0	%(4)	96,788,357	(3)(8)	63.6	%(6)
PAR Investment Partners, L.P.	—		—		4,535,734	(9)	8.0	%(10)
Ronald J. Juvonen	—		—		3,844,339	(11)	6.8	%(10)
Heartland Advisors, Inc.	—		—		3,374,550	(12)	6.0	%(10)

Executive Officers and Directors, (1):
Executive Officers
Howard W. Lutnick	84,948,107	(3)(13)	100.0	%(4)	117,388,191	(3)(14)	68.5	%(15)
Shaun D. Lynn	—		—		792,188	(16)	1.4	%(17)
Stephen M. Merkel	—		—		681,943	(18)	1.2	%(19)
Robert K. West (former Chief Financial Officer)	—		—		2,239	(20)	*
Sean A. Windeatt	—		—		41,385	(21)	*
A. Graham Sadler	—		—		—		—

Directors
John H. Dalton	—		—		126,251	(22)	*
Albert M. Weis	—		—		216,035	(23)	*
Barry R. Sloane	—		—		9,916	(24)	*
Stephen T. Curwood	—		—		—	(25)	—
All executive officers and directors as a group (10 persons)	84,948,107		100.0%		119,258,148		66.4	%(26)

*	Less than 1%.
(1)	Based upon information supplied by directors and executive officers and filings under Sections 13 and 16(a) of the Securities Exchange Act of 1934, as amended, with respect to 5% beneficial owners.
(2)	Cantor has pledged to us, pursuant to a Pledge Agreement, dated as of July 26, 2007, such number of shares of our Class A common stock and our Class B common stock as equals 125% of the principal amount of the loan amount outstanding on any given date, as security for loans we agreed to make to Cantor from time to time. In September 2008, we were authorized to increase the amount available under the secured loan and Pledge Agreement with Cantor from up to $100.0 million to all excess cash other than that amount needed for regulatory purposes, and to also accept, as security, pledges of any securities in addition to pledges of our Class A common stock or Class B common stock provided for under the original secured loan and Pledge Agreement. As of March 1, 2010, there was no loan amount outstanding, and there are no shares of Class A or Class B common stock pledged under the Pledge Agreement.
(3)	Includes 58,500,000 rights to acquire shares of our Class B common stock upon exchange of BGC Holdings exchangeable limited partnership interests. A total of 67,208,684 BGC Holdings exchangeable limited partnership interests held by Cantor are exchangeable with us at any time for shares of our Class B common stock (or, at Cantor’s option, or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). As of March 1, 2010, there were 58,500,000 authorized but unissued shares of our Class B common stock.
(4)	Percentage based on 84,948,107 shares of our Class B common stock, which includes 26,448,107 shares of our Class B common stock outstanding and 58,500,000 rights to acquire shares of our Class B common stock upon exchange of BGC Holdings exchangeable limited partnership interests held by Cantor. The BGC Holdings exchangeable limited partnership interests are exchangeable at any time for shares of our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments).
(5)	Consists of (i) 692,557 shares of our Class A common stock, (ii) 26,399,362 shares of our Class A common stock acquirable upon conversion of 26,399,362 shares of our Class B common stock and (iii) 67,208,684 shares of our Class A common stock receivable upon exchange of BGC Holdings exchangeable limited partnership interests (or, upon conversion of 58,500,000 shares of our Class B common stock and 8,708,684 shares of our Class A common stock receivable upon exchange of 67,208,684 BGC Holdings exchangeable limited partnership interests).
(6)	Percentage based on (i) 56,428,098 shares of our Class A common stock outstanding, (ii) 26,448,107 shares of our Class A common stock acquirable upon conversion of 26,448,107 shares of our Class B common stock and (iii) 67,208,684 shares of our Class A common stock receivable upon exchange of 67,208,684 BGC Holdings exchangeable limited partnership interests (or, upon conversion of 58,500,000 shares of our Class B common stock and 8,708,684 shares of our Class A common stock receivable upon exchange of 67,208,684 BGC Holdings exchangeable limited partnership interests).
(7)	Consists of (i) 48,745 shares of our Class B common stock held by CFGM, (ii) 26,399,362 shares of our Class B common stock held by Cantor and (iii) 58,500,000 shares of our Class B common stock receivable upon exchange by Cantor of BGC Holdings exchangeable limited partnership interests. CFGM is the managing general partner of Cantor.
(8)	Consists of (i) 388,812 shares of our Class A common stock held by CFGM, (ii) 48,745 shares of our Class A common stock acquirable upon conversion of 48,745 shares of our Class B common stock held by CFGM, (iii) 692,557 shares of our Class A common stock held by Cantor, (iv) 26,399,362 shares of our Class A common stock acquirable by Cantor upon conversion of 26,399,362 shares of our Class B common stock held by Cantor, (v) 67,208,684 shares of our Class A common stock receivable upon exchange of 67,208,684 BGC Holdings exchangeable limited partnership interests (or, upon conversion of 58,500,000 shares of our Class B common stock and 8,708,684 shares of our Class A common stock receivable upon exchange of 67,208,684 BGC Holdings exchangeable limited partnership interests) and (vi) 2,050,197 shares of our Class A common stock receivable beginning October 1, 2009 pursuant to distribution rights held by CFGM, receipt of which was deferred until a future date.

(9)	As set forth in a Schedule 13G/A filed with the SEC on February 12, 2010. According to the Schedule 13G/A, the shares of our Class A common stock are held by PAR Investment Partners, L.P., PAR Group, L.P., and PAR Capital Management, Inc. The business address of each of these entities is One International Place, Boston, Massachusetts 02110.
(10)	Percentage based on 56,428,098 shares of our Class A common stock outstanding beginning March 1, 2010.
(11)	As set forth in a Schedule 13G/A filed with the SEC on February 16, 2010. Ronald J. Juvonen, is the managing member of Downtown Associates, L.L.C. (“the general partner”) and has sole power to vote and direct the disposition of all shares of our Class A common stock held by Downtown Associates I, L.P. and Downtown Associates II, L.P. (together the “Downtown Funds”). The business address of Mr. Juvonen, the Downtown general partner and the Downtown Funds is c/o Downtown Associates, L.L.C., 674 Unionville Road, Suite 105, Kennett Square, Pennsylvania 19348.
(12)	As set forth in a Form 13G/A filed with the SEC on February 10, 2010. According to the Form 13G/A, the shares of our Class A common stock are beneficially owned by Heartland Advisors, Inc. and William J. Nasgovitz, as the President and control person of Heartland Advisors, Inc. The business address of each of the reporting persons is 789 North Water Street, Milwaukee, Wisconsin 53202.
(13)	Consists of (i) 48,745 shares of our Class B common stock held by CFGM, (ii) 26,399,362 shares of our Class B common stock held by Cantor and (iii) 58,500,000 shares of our Class B common stock receivable upon exchange by Cantor of BGC Holdings exchangeable limited partnership interests. Mr. Lutnick is the President and sole stockholder of CFGM. CFGM is the managing general partner of Cantor.
(14)	Consists of (i) 815,373 shares of our Class A common stock held directly by Mr. Lutnick, (ii) 9,175,000 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2010, (iii) 237,013 shares of our Class A common stock held in Mr. Lutnick’s 401(k) account, (iv) 175,589 shares of our Class A common stock held by a trust for the benefit of descendants of Mr. Lutnick (the “Trust”) of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees, (v) 388,812 shares of our Class A common stock held by CFGM, (vi) 48,745 shares of our Class A common stock acquirable upon conversion of 48,745 shares of our Class B common stock held by CFGM, (vii) 692,557 shares of our Class A common stock held by Cantor, (viii) 26,399,362 shares of our Class A common stock acquirable upon conversion of 26,399,362 shares of our Class B common stock held by Cantor, (ix) 67,208,684 shares of our Class A common stock receivable upon exchange of 67,208,684 BGC Holdings exchangeable limited partnership interests (or, upon conversion of 58,500,000 shares of our Class B common stock and 8,708,684 shares of our Class A common stock receivable upon exchange of 67,208,064 BGC Holdings exchangeable limited partnership interests), (x) 6,376,833 shares of our Class A common stock receivable beginning October 1, 2009 pursuant to distribution rights held by Mr. Lutnick, receipt of which was deferred until a future date, (xi) 2,050,197 shares of our Class A common stock receivable beginning October 1, 2009 pursuant to distribution rights held by CFGM, receipt of which was deferred until a future date, (xii) 1,610,182 shares of our Class A common stock receivable beginning October 1, 2009 pursuant to distribution rights held by the Trust, receipt of which was deferred until a future date, (xiii) 2,048,001 shares of our Class A common stock receivable beginning October 1, 2009 pursuant to distribution rights held by the KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor, receipt of which was deferred until a future date, and (xiv) 161,843 shares of our Class A common stock receivable beginning October 1, 2009 pursuant to distribution rights held by the LFA, by virtue of Mr. Lutnick being the managing member of LFA, receipt of which was deferred until a future date. This amount excludes (a) 1,365,492 shares receivable pursuant to distribution rights held by Mr. Lutnick, (b) 7,025 shares receivable pursuant to distribution rights held by KLK Trust, a trust for the benefit of Kent Karosen, of which Mr. Lutnick serves as trustee. Mr. Lutnick is the President and sole stockholder of CFGM and CFGM is the managing general partner of Cantor.
(15)

Percentage based on (i) 56,428,098 shares of our Class A common stock outstanding, (ii) 26,448,107 shares of our Class A common stock acquirable upon conversion of 26,448,107 shares of our Class B common stock outstanding and (iii) 67,208,064 shares of our Class A common stock receivable upon exchange of 67,208,064 BGC Holdings exchangeable limited partnership interests (or, upon conversion of 58,500,000 shares of our Class B common stock and 8,708,684 shares of our Class A common stock receivable upon exchange of 67,208,064 BGC Holdings exchangeable limited partnership interests), (iv) 9,175,000 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2010, (v) 6,376,833 shares of our Class A common stock receivable beginning October 1, 2009 pursuant to distribution rights held by Mr. Lutnick, receipt of which was deferred until a future date, (vi) 2,050,197 shares of our Class A common stock receivable beginning March 1, 2010 pursuant to distribution rights held by CFGM, receipt of which was deferred until a future date, (vii) 1,610,182 shares of our Class A common stock receivable beginning March 1, 2010 pursuant to distribution rights held by the Trust, receipt of which was deferred until a future date, (viii) 2,048,001 shares of our Class A common stock receivable beginning March 1, 2010 pursuant to distribution rights held by the KBCR, receipt of which was deferred until a future date, and (ix) 161,843 shares of our Class A common stock receivable beginning March 1, 2010 pursuant to distribution rights held by the LFA, receipt of which was deferred until a future date.

(16)	Consists of (i) 692,188 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2010 and (ii) 100,000 of BGC Holdings founding partner interests exchangeable into our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments). Excludes 1,915,898 of BGC Holdings founding partner interests held by Mr. Lynn, which are exchangeable into shares of Class A common stock, over a period of time, subject to certain conditions.
(17)	Percentage based on (i) 56,428,098 shares of our Class A common stock outstanding, (ii) 692,188 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2010 and (iii) 100,000 BGC Holdings founding partner interests exchangeable into our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments). Excludes 1,915,898 of BGC Holdings founding partner interests which are exchangeable into shares of Class A common stock, over a period of time, subject to certain conditions.
(18)	Consists of (i) 610,000 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2010 (ii) 8,872 shares of our Class A common stock held directly by Mr. Merkel, (iii) 6,876 shares of our Class A common stock held in Mr. Merkel’s 401(k) account, (iv) 2,250 shares of our Class A common stock beneficially owned by Mr. Merkel’s spouse and (v) 53,945 shares of our Class A common stock receivable beginning March 1, 2010 pursuant to distribution rights held by Mr. Merkel, receipt of which was deferred until a future date.
(19)	Percentage based on (i) 56,428,098 shares of our Class A common stock outstanding, (ii) 610,000 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2010 and (iii) 53,945 shares of our Class A common stock receivable beginning March 1, 2010 pursuant to distribution rights held by Mr. Merkel, receipt of which was deferred until a future date.
(20)	Consists of 2,239 shares of our Class A common stock held directly by Mr. West.
(21)	Consists of (i) 18,628 shares of our Class A common stock held directly by Mr. Windeatt and (ii) 22,757 BGC Holdings founding partner interests exchangeable into our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments).
(22)	Consists of (i) 41,632 shares of our Class A common stock held directly by Mr. Dalton and (ii) 84,619 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2010.
(23)	Consists of (i) 134,416 shares of our Class A common stock held directly by Mr. Weis, (ii) 74,619 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2010 and (iii) 7,000 shares of our Class A common stock, of which 1,000 shares are beneficially owned by Mr. Weis’ spouse, 3,000 shares are held in trust for Mr. Weis’ children and 3,000 shares are beneficially owned by Mr. Weis’ children.
(24)	Consists of 9,916 shares of Class A common stock held directly by Mr. Sloane.
(25)	Mr. Curwood was elected to our board in December 2009. In December 2009, Mr. Curwood received RSUs which are not due to vest within 60 days of March 1, 2010.
(26)

Percentage based on (i) 56,428,098 shares of our Class A common stock outstanding, (ii) 26,448,107 shares of our Class A common stock acquirable upon conversion of 26,448,107 shares of our Class B common stock outstanding, (iii) 67,208,684 shares of our Class A common stock receivable upon exchange of

67,208,052 BGC Holdings exchangeable limited partnership interests (or, upon conversion of 58,500,000 shares of our Class B common stock and 8,708,684 shares of our Class A common stock receivable upon exchange of 67,208,684 BGC Holdings exchangeable limited partnership interests), (iv) 10,136,426 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2010, (v) 622,757 BGC Holdings founding partner interests exchangeable into shares of our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), and (vi) 18,800,535 shares of our Class A common stock receivable beginning March 1, 2010 pursuant to distribution rights, receipt of which was deferred until a future date.

Equity Compensation Plan Information as of December 31, 2009

	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity Plan (approved by security holders)	17,275,961	12.64	82,724,039
Equity compensation plans not approved by security holders	—	—	—

Total	17,275,961	12.64	82,724,039

PERFORMANCE GRAPH

The performance graph below shows a comparison of the cumulative total stockholder return, on a dividend reinvestment basis, of $100 invested on December 31, 2004 measured on December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2009. Our old peer group consisted of Tullett Prebon PLC, GFI Group Inc., Compangie Financière Tradition, ICAP PLC and MarketAxess Holdings Inc. Because our business is primarily interdealer, the new peer group excludes MarketAxess Holdings Inc, as its business is mainly dealer to customer rather than wholesale like BGC Partners and the other aforementioned companies. The returns of the peer group companies have been weighted according to their stock market capitalization for purposes of arriving at a peer group average.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval and Ratification of Transactions with Related Persons

The general policy of our Company and our Audit Committee is that all material transactions with a related party, including transactions with Cantor, the relationship between us and Cantor and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers (see “—Repurchases and Purchases”) are subject to prior review and approval by our Audit Committee, which will determine whether such transactions or proposals are fair and reasonable to our stockholders. In general, potential related-party transactions are identified by our management and discussed with the Audit Committee at Audit Committee meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, are provided to the Audit Committee with respect to each issue under consideration and decisions are made by the Audit Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Audit Committee requests further information and, from time to time, requests guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related party transactions are set forth in our Audit Committee Charter and Code of Business Conduct and Ethics, both of which are publicly available on our website at www.bgcpartners.com/legal/disclaimers/ under the heading “Investor Info.”

Until six months after Cantor ceases to hold 5% of our voting power, transactions or arrangements between us and Cantor will be subject to prior approval by a majority of our board of directors that we have found to qualify as “independent” in accordance with the published listing requirements of NASDAQ. See “—Potential Conflicts of Interest and Competition with Cantor.”

Independence of Directors

Our Board of Directors has determined that each of Messrs. Curwood, Dalton, Sloane, and Weis qualifies as an “independent director” in accordance with the published listing requirements of NASDAQ. The NASDAQ independence definition consists of a series of objective tests, one of which is that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by NASDAQ rules, our board of directors has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our board reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board of Directors were members.

The Merger and the Merger Agreement

The Merger

We completed the merger of BGC Partners OldCo with and into us, pursuant to which we were renamed “BGC Partners, Inc.” on April 1, 2008. In the merger, BGC Partners units were converted into common stock of the combined entity (the “Combined Company”) and eSpeed common stock remained outstanding as Combined Company common stock. In addition, the BGC Holdings exchangeable limited partnership interests became exchangeable with the Combined Company for Combined Company Class B common stock or Combined Company Class A common stock in accordance with the terms of the BGC Holdings limited partnership agreement and BGC Holdings founding partner interests became exchangeable with the Combined Company as described in “—Amended and Restated BGC Holdings Limited Partnership Agreement—Exchanges,” and as otherwise determined by Cantor in accordance with the terms of the BGC Holdings limited partnership agreement.

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

Intercompany Agreements; Guarantee Obligations

Certain contracts, licenses, commitments or other arrangements between Cantor and any entity transferred to BGC Partners OldCo in the separation were terminated. The parties have terminated or caused us to be substituted in all respects for Cantor in respect of all obligations of Cantor under any transferred liabilities for which Cantor was liable, as guarantor, original tenant, primary obligor or otherwise, except, in each case, for the indebtedness guarantees and any excluded liability. We further agreed to (a) indemnify and hold harmless Cantor for any resulting identifiable losses and (b) not renew, extend the term of, increase its obligations under, or transfer to a third party, without Cantor’s prior written consent, any loan, lease, contract or other obligation for which Cantor was liable.

New BGC Partners

In order to facilitate the tax-free exchanges of the BGC Holdings exchangeable limited partnership interests, Cantor has a one-time right at BGC Holdings’ expense to (a) incorporate, or cause the incorporation of, a newly-formed wholly-owned subsidiary of ours, which we refer to as “New BGC Partners,” (b) incorporate, or cause the incorporation of, a newly-formed wholly-owned subsidiary of New BGC Partners, which we refer to as

“New BGC Partners Sub” and (c) cause the merger of New BGC Partners Sub with us, with the surviving corporation being a wholly-owned subsidiary of New BGC Partners. In connection with such a merger, our Class A common stock and Class B common stock will each hold equivalent common stock in New BGC Partners, with identical rights to the applicable class of shares held prior to such merger. As a condition to such merger, we will have received an opinion of counsel, reasonably satisfactory to our Audit Committee, to the effect that such merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. Cantor will indemnify us to the extent that we incur any material income taxes as a result of the transactions related to such merger.

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

Amended and Restated BGC Holdings Limited Partnership Agreement

On March 31, 2008, the limited partnership agreement of BGC Holdings was amended and restated and was further amended as of March 1, 2009, August 3, 2009 and March 12, 2010.

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

No working partner interests were issued at the time of the separation and merger. Any working partner interests that are issued will not be exchangeable with us unless otherwise determined by us with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.

As described below under “—Exchanges,” the REU, RPU, PSU, PSI and similar partnership interests will only be exchangeable for our Class A common stock in accordance with the terms and conditions of the grant of such REU interests, which terms and conditions will be determined by the BGC Holdings general partner with the written consent of the BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.

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

Classes of Interests in BGC Holdings

As of December 31, 2009, BGC Holdings had the following outstanding interests:

•	a general partnership interest, which is held indirectly by us;

•	BGC Holdings exchangeable limited partnership interests, which are held by Cantor;

•	BGC Holdings founding partner interests, which are limited partnership interests held by founding partners;

•	BGC Holdings REU interests, which are limited partnership interests held by REU partners;

•	a special voting limited partnership interest, which is held by us and which entitles us to remove and appoint the general partner of BGC Holdings; and

•	BGC Holdings working partner interests held by working partners; and

•	BGC Holdings RPU (as defined below) interests, which are a type of working partner interest held by RPU partners.

In February 2009, BGC Holdings was authorized to create a separate class of working partner units called Restricted Partnership Units (“RPUs”) in an amendment to the limited partnership agreement, which was further amended in October 2009. The RPUs have similar features to existing REU interests except that they provide for a minimum distribution of $0.005 per quarter. The RPUs also provide that if BGC Holdings were to be dissolved, the obligation to provide Post-Termination Payments to terminated partners holding RPUs is cancelled. The 15% cap on distributions which had been a feature of the RPUs was also eliminated. Further amendments to the limited partnership of BGC Holdings were also authorized to amend future and existing classes of partnership interests to create separate classes.

In March 2010, the Amended and Restated BGC Holdings, L.P. limited partnership agreement was further amended by its general partner and Cantor to create two new types of Working Partner Units, PSUs and PSIs. PSUs and PSIs are identical to REUs and RPUs, respectively, except that they have no associated post-termination payments. These new units are expected to be used by us for future compensatory grants, compensation modifications, redemptions of partnership interests and other purposes.

We have commenced a program directed initially at partners based in the United Kingdom (excluding executive officers) to be effected through a redemption, and separate compensation modification proposals, in which PSUs and PSIs would be substituted for REUs and RPUs, respectively. If the redemption is effected, the REUs and RPUs held by the affected partners who participate in the redemption would be redeemed in return for PSUs and PSIs, respectively, and cash. The compensation modification proposals, if effected, would principally result in an additional redemption for cash or the exchangeability of certain of the units received by partners in the redemption or retained by partners who are not subject to the redemption (as well as certain Founding Partner Units held by such partners). This program increases the likelihood that we will pay future compensation in PSUs and PSIs. We currently expect the effect of this redemption will be to reduce our fully-diluted share count by between 1 and 3 percent.

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

•	as otherwise agreed by us, as general partner, and a BGC Holdings exchangeable limited partner interest majority in interest

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

Exchanges

After March 31, 2009, the first anniversary of the completion of the separation, the BGC Holdings limited partnership interests held by Cantor became exchangeable with us for BGC Partners Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of BGC Partners Class B common stock, BGC Partners Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Cantor was entitled to exchange up to an aggregate of 20 million of its BGC Holdings limited partnership interests prior to March 31, 2009, the first anniversary of the completion of the separation, for shares of BGC Partners Class A common stock in connection with a broad-based public offering, including all shares of BGC Partners Class A common stock received upon such exchange, underwritten by a nationally recognized investment banking firm. In addition, prior to the merger, a portion of the BGC Holdings founding partner interests held by Mr. Lynn and two other individuals who are employed by one or more of our affiliates, were sold to Cantor for cash, and the aggregate net proceeds of such sales were used as described in “—Repayment of Existing Loans and Required Capital Contributions.” Upon acquiring such BGC Holdings founding partner interests from these select persons, Cantor exchanged them for equity interests in BGC Partners on a one-for-one basis, and prior to the merger, BGC Partners redeemed such BGC Partners equity interests from Cantor for cash equal to the amount paid by Cantor to the select persons in respect of such interests. See “—Repayment of Existing Loans and Required Capital Contributions.”

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

•

(1) 1,100,000 of the 3,160,215 BGC Holdings founding partner interests held by Mr. Amaitis at the closing of the merger became exchangeable upon the closing of the merger, (2) 40% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the second anniversary of the closing of the merger, (3) 60% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the third anniversary of the closing of the merger, (4) 80% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the fourth anniversary of the closing of the merger, and (5) 100% of such BGC Holdings founding partner interests (less the Amaitis applicable shares) will become exchangeable on the fifth anniversary of the closing of the merger (and any exchange of founding partner interests by Mr. Amaitis will be subject to the terms and conditions of the BGC Holdings limited partnership agreement and the Amaitis letter agreement), with the shares received by Mr. Amaitis upon exchange being immediately saleable, subject to applicable law. Exchangeability of certain of the shares which would have become exchangeable on the fifth anniversary of the closing of the merger was accelerated in connection with Mr. Amaitis’ donation of shares in connection with the 2008 Charity Day. Mr. Amaitis exchanged 491,701 interests in April 2009, 400,000 interests in November 2009 and the remaining 208,299 interests in early 2010;

•

(1) 600,000 of the 2,515,898 BGC Holdings founding partner interests held by Mr. Lynn at the closing of the merger became exchangeable upon the closing of the merger, (2) 40% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the second anniversary of the closing of the merger, (3) 50% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the third anniversary of the closing of the merger, (4) 60% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the fourth anniversary of the closing of the merger, (5) 70% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the fifth anniversary of the closing of the merger, (6) 80% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the sixth anniversary of the closing of the merger, (7) 90% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the seventh anniversary of the closing of the merger, and (8) 100% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the eighth anniversary of the closing of the merger (and any exchange of founding partner interests by Mr. Lynn will be subject to the terms and conditions of the BGC Holdings limited partnership agreement and the Lynn letter agreement), with the shares received by Mr. Lynn upon exchange being immediately saleable, subject to applicable law. Mr Lynn exchanged 500,000 shares in February 2010.

Any working partner interests (including RPU, PSU and PSI interests) that are issued will not be exchangeable with us unless we otherwise determine with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.

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

We agreed to reserve, out of our authorized but unissued BGC Partners Class B common stock and BGC Partners Class A common stock, a sufficient number of shares of BGC Partners Class B common stock and BGC Partners Class A common stock solely to effect the exchange of all then outstanding BGC Holdings exchangeable limited partnership interests, the BGC Holdings founding/working partner interests, if exchangeable, and BGC Holdings REU interests into shares of BGC Partners Class B common stock and BGC Partners Class A common stock pursuant to the exchanges (subject, in the case of BGC Partners Class B common stock, to the maximum number of shares authorized but unissued under BGC Partners certificate of incorporation as then in effect) and a sufficient number of shares of BGC Partners Class A common stock to effect the exchange of shares of BGC Partners Class B common stock issued or issuable in respect of exchangeable BGC Holdings limited partnership interests. We have agreed that all shares of BGC Partners Class B common stock and BGC Partners Class A common stock issued in an exchange will be duly authorized, validly issued, fully paid and non-assessable and will be free from pre-emptive rights and free of any encumbrances.

Distributions

General

The profit and loss of BGC U.S. and BGC Global are generally allocated based on the total number of BGC U.S. units and BGC Global units outstanding, other than in the case of certain litigation matters, the impact of which would be allocated to the BGC U.S. and BGC Global partners who are members of the BGC Holdings group as described in “—Amended and Restated Limited Partnership Agreements of BGC U.S. and BGC Global.” The profit and loss of BGC Holdings are generally allocated based on the total number of BGC Holdings units outstanding, other than the impact of certain litigation matters, which will be allocated to the BGC Holdings partners who are members of the Cantor group, or who are founding/working partners or who are REU partners. The minimum distribution for each RPU interest is $0.005 per quarter.

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

Classes of Founding/Working Partner Interests

Founding/working partners currently hold five classes of BGC Holdings units underlying such partner’s BGC Holdings founding partner interests and BGC Holdings working partner interests, respectively: High Distribution, High Distribution II, High Distribution III, High Distribution IV, and Grant. In addition, there are separate classes of working partner interests called RPUs, PSUs and PSIs. In general, the rights and obligations of founding/working partners with respect to their BGC Holdings units are similar, but not identical, to the rights and obligations of the founding partners, prior to the separation and merger, as limited partners in Cantor with respect to their Cantor units. See “Risk Factors—Risks Related to our Business—The impact of the recent separation and merger on the founding partners, REU partners and future working partners may adversely affect our ability to retain, recruit and motivate these persons” and “—REUs.” Each class of BGC Holdings units held by founding/working partners generally entitles the holder to receive a pro rata share of the distributions of income received by BGC Holdings. See “—Distributions.” High Distribution II and High Distribution III units differ from High Distribution units, however, in that holders of High Distribution II and High Distribution III units paid at their original issuance, or the original issuance of their predecessor interests in Cantor, only a portion (generally approximately 20% in the case of High Distribution II Units and 14.3% in the case of High Distribution III Units) of the amount that would have been paid by a holder of a High Distribution unit as of that date, with the remaining amount (increased by a stated rate), which we refer to as a “HD II Account Obligation” or “HD III Account Obligation,” as applicable, paid, on a stated schedule (generally four years in the case of High Distribution II units and seven years in the case of High Distribution III units). With respect to High Distribution II Units and High Distribution III Units issued in redemption of similar units in Cantor, the applicable HD II Account Obligation or HD III Account Obligation will be paid to Cantor rather than to BGC Holdings. High Distribution IV units differ from High Distribution units in that holders of High Distribution IV units are entitled to receive an additional payment following redemption, as described in “—Redemption of BGC

Holdings Founding/Working Partner Interests and REU Interests.” Grant Units and Matching Grant Units differ from the other classes of BGC Holdings units in the calculation and the compensatory tax treatment of amounts payable upon redemption of such units. The RPUs have similar features to existing REU interests except that (i) they provide for a minimum distribution of $0.005 per quarter and (ii) they provide that if BGC Holdings were to be dissolved, the obligation to provide Post-Termination Payments to terminated partners holding RPUs is cancelled. PSUs and PSIs are identical to REUs and RPUs, respectively, except that they do not have post-termination payments.

REUs

Each grant of REUs will have associated with it an “REU post-termination amount,” which represents an amount payable to the REU holder upon redemption of such units. A partner’s entitlement to the REU post- termination amount will vest ratably over three years or according to such schedule as determined by BGC Holdings at the time of grant. In lieu of paying all or a portion of the REU post-termination amount, BGC Holdings may cause the REUs held by a redeemed partner to be automatically exchanged for shares of BGC Partners Class A common stock at the applicable exchange ratio. The value of such shares may be more or less than the applicable post-termination amount. These payments of cash and/or shares are conditioned on the former REU holder not violating his or her partner obligations or engaging in any competitive activity prior to the date such payments are made, and are subject to reduction if any losses are allocated to such REUs. From time to time, the terms of specific grants of REUs will vary, which variations may include limitations on the income or distributions and may also provide for exchangeability at an identified time or upon the occurrence of certain conditions.

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

“Competing business” means an activity that (a) involves the development and operation of electronic trading systems, (b) involves the conduct of the wholesale or institutional brokerage business, (c) consists of marketing, manipulating or distributing financial price information of a type supplied by Cantor, BGC Partners, or any member of the Cantor group or affiliated entity to information distribution services or (d) competes with any other business conducted by Cantor, BGC Partners, any member of the Cantor group or affiliated entity if such business was first engaged in by Cantor or BGC Partners took substantial steps in anticipation of commencing such business and prior to the date on which such founding/working partner or REU partner, as the case may be, ceases to be a founding/working partner or REU partner, as the case may be.

•

make or participate in the making of (including through the applicable partner’s or any of his, her or its affiliates, respective agents or representatives) any comments to the media (print, broadcast, electronic or otherwise) that are disparaging regarding BGC Partners or the senior executive officers of BGC Partners or are otherwise contrary to the interests of BGC Partners as determined by the BGC Holdings general partner in its sole and absolute discretion, for the four-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or an REU partner, as the case may be;

•

except as permitted with respect to corporate opportunities and fiduciary duties in the BGC Holdings limited partnership agreement (see “—Corporate Opportunity; Fiduciary Duty”) take advantage of, or provide another person with the opportunity to take advantage of, a BGC Partners “corporate opportunity” (as such term would apply to BGC Holdings if it were a corporation), including opportunities related to intellectual property, which for this purpose requires granting BGC Partners a right of first refusal to acquire any assets, stock or other ownership interest in a business being sold by any partner or affiliate of such partner if an investment in such business would constitute a “corporate opportunity” (as such term would apply to BGC Holdings if it were a corporation), that has not been presented to and rejected by BGC Partners or that BGC Partners rejects but reserves for possible further action by BGC Partners in writing, unless otherwise consented to by the BGC Holdings general partner in writing in its sole and absolute discretion, for a four-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or an REU partner, as the case may be; or

•

otherwise take any action to harm, that harms or that reasonably could be expected to harm BGC Partners for a four-year period following the date on which a founding/working partner or an REU partner, as the case may be, ceases, for any reason, to be a founding/working partner or an REU partner, as the case may be, including any breach of its confidentiality obligations.

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

Redemption of BGC Holdings Founding/Working Partner Interests and REU Interests

Unlike the BGC Holdings limited partnership interests held by Cantor, the classes of BGC Holdings limited partnership interests held by founding partners, working partners and REU partners (in each case, to the extent such interests have not become exchangeable) are subject to purchase and redemption by BGC Holdings in the following circumstances (subject to Cantor’s right to purchase such interests from BGC Holdings as described in “—Cantor’s Right to Purchase Redeemed Interests”):

•

except as otherwise agreed to by each of the BGC Holdings general partner, the BGC Holdings exchangeable limited partners (by a majority in interest of the BGC Holdings exchangeable limited partnership interests) and the applicable founding partner, upon any termination or bankruptcy of a founding partner (or the termination or bankruptcy of the beneficial owner of the stock or other ownership interest of any such founding partner that is a corporation or other entity), BGC Holdings will purchase and redeem from such founding partner or his, her or its representative, and such founding partner or his, her or its representative will sell to BGC Holdings, all of the founding partner interests held by such founding partner (and, with the consent of the BGC Holdings general partner and Cantor, BGC Holdings may assign its right to purchase such founding partner interests to another partner); and

•

except as otherwise agreed to by each of the BGC Holdings general partner and the applicable working partner or REU partner, as the case may be, upon (1) any termination or bankruptcy of a working partner or REU partner, as the case may be (or the termination or bankruptcy of the beneficial owner of the stock or other ownership interest of any such working partner or REU partner that is a corporation or other entity) or (2) an election of the BGC Holdings general partner for any reason or for no reason whatsoever, BGC Holdings will purchase and redeem from such working partner or his, her or its representative, and such working partner or his, her or its representative will sell such REUs to BGC Holdings, all of the working partner interests held by such working partner (and, with the consent of the BGC Holdings general partner and Cantor, BGC Holdings may assign its right to purchase such partner interests to another partner).

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

Each grant of REUs will have associated with it an “REU post-termination amount,” which represents an amount payable to the REU holder upon redemption of such units. A partner’s entitlement to the REU post-termination amount will vest ratably over three years or according to such schedule as determined by BGC Holdings at the time of grant. In lieu of paying all or a portion of the REU post-termination amount, BGC Holdings may cause the REUs held by a redeemed partner to be automatically exchanged for shares of BGC Partners Class A common stock at the applicable exchange ratio. The value of such shares may be more or less than the applicable post-termination amount. These post-termination payments are conditioned on the former REU holder not violating his or her partner obligations or engaging in any competitive activity prior to the date such payments are made, and are subject to reduction if any losses are allocated to such REUs.

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

Any BGC Holdings founding partner interests acquired by Cantor, while not exchangeable in the hands of the founding partner absent a determination by Cantor to the contrary, will be exchangeable by Cantor for shares of BGC Partners Class B common stock or, at Cantor’s election, shares of BGC Partners Class A common stock, in each case, on a one-for-one basis (subject to customary anti-dilution adjustments), on the same basis as the Cantor interests, and will be designated as BGC Holdings exchangeable limited partnership interests when acquired by Cantor. This may permit Cantor to receive a larger share of income generated by BGC Partners’ business at a less expensive price than through purchasing shares of BGC Partners Class A common stock, which is a result of the price payable by Cantor to BGC Holdings upon exercise of its right to purchase equivalent exchangeable interests.

As of October 1, 2009, as a result of the termination of 33 BGC Holdings founding partners, BGC Holdings has the right to redeem an aggregate of 2,290,944 BGC Holdings limited partnership units. Accordingly, upon the redemption of any of the founding partners’ BGC Holdings limited partnership units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units pursuant to terms yet to be determined.

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

•

alter the interest of any partner in the amount or timing of distributions or the allocation of profits, losses or credits, if such alteration would either materially adversely affect the economic interest of a partner or would materially adversely affect the value of interests, without the consent of the partners holding at least two-thirds of all units, in the case of an amendment applying in substantially similar manner to all classes of interests, or two-thirds in interest of the affected class or classes of the partners, in the case of any other amendment; or

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

Corporate Opportunity; Fiduciary Duty

The BGC Holdings limited partnership agreement contains similar corporate opportunity provisions to those included in BGC Partners’ certificate of incorporation with respect to BGC Partners and/or Cantor and their respective representatives. See “—Potential Conflicts of Interest and Competition with Cantor.”

Parity of Interests

The BGC Holdings limited partnership agreement provides that it is the non-binding intention of BGC Holdings and each of the partners of BGC Holdings that the BGC Holdings ratio at all times equals one. It is the non-binding intention of each of the partners of BGC Holdings and of BGC Holdings that there be a parallel issuance or repurchase transaction by BGC Holdings in the event of any issuance or repurchase by BGC U.S. of BGC U.S. units to or held by BGC Holdings so that the BGC Holdings ratio at all times equals one. In August 2008, we were authorized to cause BGC Holdings to issue REUs in connection with acquisitions and to provide for such acquisitions to be done in only one of BGC U.S. or BGC Global when appropriate. In such event, we are authorized to break parity with respect to outstanding units in such entities although no decision to do has been made at this time.

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

Corporate Opportunity; Fiduciary Duty

The BGC U.S. limited partnership agreement and BGC Global limited partnership agreement contain similar corporate opportunity provisions to those included in the BGC Partners certificate of incorporation with respect to BGC Partners and/or BGC Holdings and their respective representatives. See “—Potential Conflicts of Interest and Competition with Cantor.”

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

In August 2008, we were authorized to cause BGC Holdings to issue REUs in connection with acquisitions and to provide for such acquisitions to be done in only one of BGC U.S. or BGC Global when appropriate. In such event, we are authorized to break parity with respect to outstanding units in such entities although no decision to do so has been made at this time.

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

Tower Bridge is a U.K. limited partnership, which is owned 52% by us and 48% by Cantor. The right to share in profits and losses and receive distributions from Tower Bridge is divided between us (and on behalf of its nominated entities) and Cantor (and on behalf of our nominated entities) based on these ownership interests.

The transfer to Tower Bridge is taking place in one or more phases. On December 31, 2006, BGC Partners completed the first phase by creating Tower Bridge and transferring the services businesses from one of BGC Partners’ U.K. subsidiaries to Tower Bridge for $4.5 million. The transferred services businesses included the support services that had been provided by such subsidiary at that time to the operating and regulated companies and partnerships owned and controlled by Cantor (including BGC Partners) and other entities where applicable, including administration and benefits services, employee benefits services, human resources and payroll services, financial services, financial operations services (including such subsidiary’s back office employees engaged mainly or wholly in the services businesses at that time) and the goodwill of such subsidiary in connection therewith but excluding related debts and liabilities. The transferred services business did not include any real property leased or licensed by such subsidiary or other assets held by such subsidiary (including leasehold improvements and computer assets). In subsequent phases (and subject to necessary third-party consents), on as yet unspecified dates, we intend to transfer building leases, leasehold improvements and other fixed assets (for example, computer equipment). It is intended that the transfer take place on as neutral a basis as possible from tax and other cost perspectives. This may not be achievable and, therefore, the subsidiary might incur taxes and other costs, including capital gains tax and stamp duty land tax.

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

Administrative Services Agreements

The Tower Bridge administrative services agreements, which we collectively refer to as the “administrative services agreements,” have an initial term of three years, starting on January 1, 2007 and March 31, 2008, respectively. Thereafter, the administrative services agreements renew automatically for successive one-year terms, unless any party provides written notice to the other parties of its desire to terminate the agreement, in the case of the Tower Bridge administrative services agreement, at least 180 days, or, in the case of the administrative services agreement, 120 days, before the end of any such year ending during the initial or extended term, in which event the administrative services agreement will end with respect to the terminating party on the last day of such term. In addition, any particular service provided under the administrative services agreements may be cancelled by any party, with at least 90 days’ prior written notice to the providing party, with no effect on the other services. The terminating party will be charged a termination fee equal to the costs incurred by the party providing services as a result of such termination, including, any severance or cancellation fees.

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

In connection with the transaction (described below), we, Cantor and Aqua entered into a services agreement. Pursuant to that agreement, Cantor provides certain services, including office space, personnel and corporate services such as cash management, internal audit, legal, payroll, benefits administration and other administrative services to Aqua. We provide technology support, infrastructure and development services for the actual cost (plus reasonable other costs, including reasonably allocated overhead and any applicable taxes).

Aqua

On May 30, 2007, the Financial Industry Regulatory Authority (“FINRA”) approved the partial ownership change and name change of Aqua (formerly known as eSpeed Securities, Inc.). Pursuant to such approval, we and Cantor entered into an agreement whereby we are entitled to a 49% interest in Aqua, and Cantor is entitled to a 51% interest in Aqua, which may be subject to dilution by other investors from time to time. Aqua is also authorized to receive clearing and administrative services from Cantor and technology infrastructure services from us. Aqua is authorized to pay sales commissions to brokers of Cantor or other brokers who introduce clients who become Aqua participants. On October 2, 2007, Aqua obtained permission from FINRA to operate an Alternative Trading System and to provide Direct Market Access for institutional block equity buyside and sellside firms.

In June 2008, we were was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. We were further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. As of December 31, 2009, the Company had not entered into any arrangements for the Aqua business. During 2009, we made cash contributions of $2.9 million to Aqua.

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

In addition, we have agreed to grant registration rights to Cantor in connection with our authorized convertible debt issuance.

Freedom

We and Cantor formed Freedom to acquire a 66.7% interest in Freedom International Brokerage, a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, in April 2001. As of the closing of the merger, we became entitled to 100% of Freedom’s capital interest in Freedom International Brokerage and we assumed 100% of Freedom’s cumulative profits. As of December 31, 2009, the investment in Freedom International Brokerage was $10.0 million.

We also entered into the Freedom services agreements with Freedom International Brokerage in 2001. Under the Freedom services agreements BGC owns and operates the electronic trading systems and is responsible for providing electronic brokerage services, and Freedom provides voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations. In general, for voice-assisted brokerage transactions, BGC receives 35% of the transaction revenues, in the case of Freedom transactions and 65% for fully–electronic brokerage transactions.

Under the services agreement, BGC provides Freedom technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services, systems support for brokers, electronic applications systems and network support, and provision and/or implementation of existing electronic applications systems, including improvements and upgrades thereto, and use of the related intellectual property rights. In general, BGC charges Freedom the actual direct and indirect costs, including overhead, of providing such services and received payment on a monthly basis.

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

Other Transactions

We enter into reverse repurchase agreements and other financing transactions with Cantor as short-term investments as part of our overall cash management strategy. These reverse repurchase agreements generally mature on a next-day basis. Interest rates for the reverse repurchase agreements are reset daily at approximate market rates, which are based on the Fed Funds Rate and the quality of the underlying collateral. It is our and Cantor’s policy to obtain collateral, which is valued daily, with a market rate equal to or in excess of the principal amount loaned under these reverse repurchase agreements. As an alternative to our ongoing policy of investing its cash in reverse repurchase agreements and other financing transactions with Cantor, on July 26, 2007 we entered into a secured promissory note and pledge agreement, which we refer to as the “secured loan,” with Cantor in which we agreed to lend Cantor up to $100.0 million on a secured basis from time to time, which we refer to as the “secured loan amount.” The secured loan is guaranteed by a pledge of our Class A or Class B common stock owned by Cantor equal to 125% of the outstanding secured loan amount, as determined on a next-day basis. The secured loan bears interest at the market rate for equity repurchase agreements plus 0.25% and is payable on demand. In September 2008, we were authorized to increase the amount of such secured loan from up to $100.0 million to all excess cash other than that needed for regulatory purposes and to accept as security pledges of any securities in addition to pledges of shares of our Class A or Class B common stock provided for under the original secured loan and pledge agreement. As of December 31, 2009, there were no reverse repurchase agreements between us and Cantor, and there was no outstanding balance on the secured loan.

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

Effective as of April 1, 2008, we were authorized to enter into an employee lease agreement with Cantor Fitzgerald Securities, pursuant to which certain employees of Cantor Fitzgerald Securities will be deemed “leased employees” of BGC Partners, who will have the powers and rights of a common law employer of such employees.

In April 2008, we were authorized to enter into an indemnity agreement with Cantor with respect to the guarantee by Cantor of any liabilities associated with our application for a brokering license in China.

In April 2008, we were authorized to enter into short-term arrangements with Cantor to cover any failed U.S. treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2009, we had not entered into any arrangements to cover any failed U.S. treasury transactions.

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

Cantor has the right to purchase from BGC Holdings any non-exchangeable BGC Holdings limited partnership units held by any founding partner that are redeemed by BGC Holdings upon termination or bankruptcy of the founding partner. Any such BGC Holdings limited partnership units purchased by Cantor from BGC Holdings will be exchangeable by Cantor for shares of Class B common stock or, at Cantor’s election, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments), from the Company, on the same basis as Cantor’s other BGC Holdings limited partnership units. [As of the date of this filing, as a result of the termination of 33 founding partners, BGC Holdings has the right to redeem an aggregate of 2,290,944 BGC Holdings limited partnership units. Accordingly, upon the redemption of any of the founding partners’ BGC Holdings limited partnership units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units pursuant to terms yet to be determined.

On December 4, 2009, BGC Holdings redeemed an aggregate 70,632 limited partnership units held by three of these former founding partners and CFLP exercised its right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units as follows: (i) 1,480 limited partnership units at a price of $3.13 per unit; (ii) 54,792 limited partnership units at a price of $2.43 per unit; and (iii) 14,360 limited partnership units at a price of $3.96 per unit. In total, the 70,632 limited partnership units were purchased for a weighted average price of approximately $2.75 per unit. As a result of these purchases, as of the date of this filing, CFLP beneficially owns an aggregate 67,208,684 BGC Holdings limited partnership units. Upon the redemption of any other of the founding partners’ BGC Holdings limited partnership units, CFLP will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units pursuant to terms yet to be determined.

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

On April 21, 2009, we issued an aggregate of 491,701 shares of our Class A common stock upon exchange of founding partner units issued in connection with the separation and merger. We subsequently repurchased 486,701 of these shares of Class A common stock for an aggregate purchase price of approximately $1.2 million.

On May 7, 2009 and September 24, 2009, we issued 1,793,946 and 1,396,516 respectively, of our Class A common stock to founding partners of BGC Holdings upon exchange certain of the exchangeable founding partner units to such founding partners on April 1, 2008. These shares were eligible for sale beginning on May 7, 2009 and November 4, 2009 when our restrictions on employee stock transactions were or will be lifted. This issuance did not change the amount of fully diluted shares outstanding.

In May 2009, we were authorized to enter into intercompany unsecured loan arrangements from time to time between the Company and/or any of our subsidiaries or affiliates, including BGC Holdings, BGC US Opco and BGC Global Opco, which loans shall bear interest at the LIBOR rate for the applicable period + 400 basis points for the period of the loan, resetting at each renewal period.

On November 3, 2009, the Company issued an aggregate of 356,602 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partnership units in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. All of these shares were eligible for sale beginning on November 4, 2009 when the Company’s restrictions on employee stock transactions were lifted. Also on November 10, 2009, the Company issued an aggregate of 400,000 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partnership units in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. These issuances did not change the amount of fully diluted shares outstanding.

In December 2009, we were authorized to enter into an arrangement with Cantor in which each of us and Cantor will pay 50% of the cost of developing a computer based trading program and shared ownership rights in any resulting software.

On February 22 and 25, 2010, the Company issued 500,000 and 195,899 shares of Class A common stock to two founding partners of BGC Holdings upon exchange of their exchangeable Founding Partner Units, in fulfillment of the rights to acquire such shares issued by the Company to such persons on April 1, 2008. All of these shares are immediately saleable, subject to applicable law. This issuance will not change the fully diluted number of shares outstanding.

On March 10, 2010, 208,151 shares of Class A Common Stock were exchanged by a certain Founding Partner and 133,580 distribution rights shares were issued by Cantor to a certain retained partner. Further, on that date, we repurchased the aggregate of 541,731 shares of Class A Common Stock at an aggregate purchase price of $2,862,773.

On March 12, 2010, our Audit Committee authorized us or one of our subsidiaries to sell $150,000,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2015 to Cantor or one of its affiliates which may include up to $25,000,000 to Howard W. Lutnick and/or his related designees (collectively, the “Cantor Interests”) in a transaction expected to be completed by April 1, 2010. On March 16, 2010, we executed an agreement with respect to this transaction. Pursuant to the agreement, Cantor and the Cantor Interests will purchase from BGC Holdings, L.P. $150,000,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2015, which are convertible into BGC Holdings’ exchangeable limited partnership interests (the “Holdings Notes”). BGC Holdings will then lend the proceeds of such Holdings Notes to us in exchange for convertible notes on the same economic terms, convertible into shares of our Class A Common Stock (the “BGCP Notes”). We expect to on-lend such funds to our subsidiary BGC U.S. in exchange for a promissory note (the “Opco Note”, and, together with the Holdings Notes and the BGCP Notes, the “Notes”). BGC US will use the proceeds to repay at maturity $150,000,000 million aggregate principal amount of the senior notes due April 1, 2010, which BGC U.S. assumed in connection with the merger. Interest on the Notes will accrue from the date of issue (expected to be on or about April 1, 2010) and will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2010. The Notes will mature on April 15, 2015, unless earlier repurchased or converted. Holders may convert their Holdings Notes or BGCP Notes at their option at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The BGCP Notes and Holdings Notes are convertible as set forth below.

•

The Holdings Notes, held by Cantor or the Cantor Interests, will be, at their election (i) exchangeable for a like principal amount of BGCP Notes, or (ii) convertible into exchangeable limited partnership units in BGC Holdings, L.P. at an initial conversion rate of 142.6534 units per $1,000 of principal amount, equivalent to an initial conversion price of approximately $7.01 per unit. (The units are themselves exchangeable for a like number of shares of Class A Common Stock).

•

The BGCP Notes will be convertible into 142.6534 shares of our Class A Common Stock per $1,000 principal amount of BGCP Notes, equivalent to an initial conversion price of approximately $7.01 per share.

The conversion rates applicable to the BGCP Notes and the Holdings Notes will be subject to customary adjustments (including those based upon dividends) but will not be adjusted for accrued and unpaid interest to the conversion date. We have agreed to certain resale registration rights with respect to the BGCP Notes (and underlying Class A Common Stock). Due to the conflict of interests inherent in any sale of Notes by us or our subsidiaries to Cantor or its affiliates, our Board of Directors delegated to the Audit Committee of the Board of Directors the authority to consider and, if appropriate, approve the terms of the Notes and to retain independent financial and legal advisers. The Audit Committee retained Sandler O’Neill & Partners, L.P. and Debevoise & Plimpton LLP to advise it in this regard and Sandler O’Neill & Partners, L.P. issued to us a fairness opinion as to the financial terms of the sale to Cantor or its affiliates.

Clearing Arrangements

Following the merger on April 1, 2008, we received regulatory approval from FINRA for self-clearing our own securities transactions, and have begun self-clearing transactions in mortgage-backed securities, equities, corporate and other DTC-eligible bonds and repurchase agreements. However, we have not begun to clear our own transactions in U.S. Treasury and U.S. Government Agency securities.

Accordingly, since the closing of the merger, we have continued to receive from Cantor certain clearing services in the U.S. pursuant to a pre-existing clearing agreement (“Clearing Services”). These Clearing Services have been provided since April 1, 2008 in exchange for payment by BGC Partners of third-party clearing costs and allocated costs.

On November 5, 2008, we entered into an Agreement (the “Agreement”) with Cantor. Pursuant to the terms of the Agreement, so long as Cantor is providing Clearing Services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the Agreement. The amounts requested shall reflect Cantor reasonable determination of its or its affiliates’ required capital requirements in connection with the Clearing Services and/or potential additional funds which may be required to replace Cantor funds being otherwise utilized to post capital requirements for our benefit. To date, Cantor has not requested any amounts under the Agreement.

The Agreement shall not require us to provide cash or property which is required to be maintained by us to meet the capital requirements of our regulated entities or the needs of the ordinary operation of its businesses. Cantor shall not be required to pay interest on the amounts provided by us.

The Agreement is terminable by either party on 90 days’ notice. we shall be entitled to withdraw a portion of the provided assets from time to time with mutual agreement by Cantor that such funds are in excess of the amounts reasonably required by Cantor. As soon as practicable following termination of the Agreement by either party, Cantor has agreed to return the provided assets to us.

We have has further agreed to formalize our agreement to pay Cantor to clear our securities transactions at Cantor’s cost, which shall include all direct and third-party costs, as well as allocated costs. These amounts have been paid to Cantor since April 1, 2008.

We rely upon Cantor to provide Clearing Services and, in the absence of the Agreement, we would have to secure an alternative third-party clearing arrangement to provide such Clearing Services, which might be at higher rates or otherwise on less favorable terms.

We intend to continue this relationship with Cantor. Accordingly, we expect that Cantor will continue to post clearing capital on our behalf and we will either post clearing capital with Cantor as requested under the Agreement or continue to invest our excess via reverse repurchase agreements or in other overnight investments. In the absence of such an arrangement, we may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of these transactions. The increased capital requirements required in connection with the clearing of our securities transactions could have a material adverse impact on our ability to pay dividends, repurchase our stock or effect strategic acquisitions or other opportunities. However, we believe that the Agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude us from meeting our cash needs in the near term.

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

In addition, Cantor has from time to time in the past considered possible strategic realignments of its business and the business relationships that exist between and among Cantor and the businesses comprising our company and may do so in the future. Any future related-party transactions or arrangements between us and Cantor, until Cantor ceases to hold 5% of our voting power, are subject to the prior approval by a majority of our independent directors, but generally will not otherwise require the separate approval of our stockholders, and if such approval were required, Cantor would retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders.

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

If a third party presents a corporate opportunity (as defined below) to a person who is a representative of ours and a representative of a Cantor Company, expressly and solely in such person’s capacity as a representative of us, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person:

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

If a corporate opportunity is not presented to a person who is both a representative of ours and a representative of a Cantor Company and, expressly and solely in such person’s capacity as a representative of us, such person will not be obligated to present the corporate opportunity to us or to act as if such corporate opportunity belongs to us, and such person:

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

Leases

We have offices in New York and London, as well as in Beijing (representative office), Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Sao Paulo, Sarasota, Singapore, Seoul, Sydney, Tokyo and Toronto.

Our principal executive offices are located at contiguous space at 499 Park Avenue, New York, New York. We also occupy a large space at 199 Water Street, New York, New York. Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the 16-year term of the lease for such spaces.

Our largest presence outside of the New York metropolitan area is at One Churchill Place, Canary Wharf in London.

We occupy a concurrent computing center in Rochelle Park, New Jersey and a Midwest data center in Chicago, Illinois. In March 2007, we opened an additional data center in Trumbull, Connecticut. Our U.S. operations also lease office space in Boston, Massachusetts, Chicago, Illinois, Dallas, Texas, Los Angeles, California and Shrewsbury, New Jersey and Sarasota, Florida. In addition to our London location, our foreign operations lease office space in Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Sao Paulo, Seoul, Singapore, Sydney, Tokyo and Toronto. We believe that our facilities are adequate for our current operations.

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

Repurchases and Purchases

Our board of directors and our audit committee have authorized repurchases of our common stock, and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. As of March 10, 2010, approximately $29.5 million was remaining on such authorization. These repurchases may include shares or interests held by Cantor or our executive officers or other related entities, at the volume weighted average price, to the extent available, of such securities on the date on which such purchase or repurchase is made or, in some cases, at the closing price. We may actively continue to make purchases from time to time.

In connection with our stock repurchase program, in the first six months of 2009, we repurchased an aggregate of 4,023,959 shares of our Class A common stock for an aggregate purchase price of $7.9 million. From time to time, we have retained Cantor Fitzgerald & Co. as agent in connection with these purchases. In March 2009, as part of our existing stock repurchase program, management was authorized to repurchase shares from all holders, including Cantor and its partners, employees and affiliates or the Cantor Fitzgerald Relief Fund. Included in these first quarter repurchases was our purchase on March 12, 2009 of an aggregate of 2,600,000 shares of its Class A Common Stock at an aggregate price of $5,174,000 from the Cantor Fitzgerald Relief Fund, a portion of which shares had been donated by certain founding partners in connection with the 2008 Charity Day and a portion of which had been donated by Cantor. On March 10, 2010, we repurchased the aggregate of 541,731 shares of Class A Common Stock at an aggregate purchase price of $2,862,773. As of March 10, 2010, we had approximately $29.5 million available under our original $100 million stock repurchase program.

Continuing Interests in Cantor

The founding partners and other limited partners of Cantor, including Messrs. Lutnick, Lynn, Merkel and Windeatt, received distribution rights in the separation. The distribution rights of founding partners, including Messrs. Lynn and West, entitle the holder to receive a fixed number of shares of the BGC Partners Class A common stock, with one-third of such shares distributable on each of the first, second and third anniversaries of the merger. The distribution rights of the other limited partners in Cantor who did not become founding partners, including Messrs. Lutnick and Merkel, generally entitle the holder to receive a distribution of a fixed number of shares of BGC Partners common stock as follows:

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

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young, LLP (“Ernst & Young”) during the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Audit fees(a)	$4,204,873	$3,262,645
Audit-related fees(b)	—	82,937
Tax fees	18,705	—
All other fees	59,671	104,250	(c)

Total	$4,283,249	$3,449,832

(a)	Audit fees consist of: (i) the integrated audit of our consolidated financial statements included in our Annual Report on Form 10-K, including the audit of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002; (ii) reviews of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q; and (iii) statutory and regulatory audits and other services related to SEC matters.
(b)	Fees for audit-related services consisted of compliance reviews and due diligence engagements.
(c)	Fees consist of U.K. regulatory advisory services.

Audit Committee’s Pre-Approval Policies and Procedures

During 2009, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ending December 31, 2009. Ernst & Young was also approved to perform reviews, pursuant to Statement on Auditing Standards No. 100, of our quarterly financial reports for the third and fourth fiscal quarters within the year ended December 31, 2009 and certain other audit related services such as accounting consultations. Pursuant to our Audit Committee charter, the Audit Committee will pre-approve all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to certain minimum exceptions set forth in the charter.

Change In Independent Registered Public Accounting Firm

On June 25, 2008, the Company determined to replace Deloitte with Ernst & Young as the Company’s independent registered public accounting firm effective August 11, 2008, the date of the completion of Deloitte’s review of the Company’s interim consolidated financial statements for the fiscal quarter ending June 30, 2008. On July 1, 2008, the Audit Committee engaged Ernst & Young as the Company’s independent registered public accounting firm, commencing with the review of the Company’s interim consolidated financial statements for the fiscal quarter ending September 30, 2008. The decision to change auditors was approved by the Audit Committee and was previously reported on a Current Report on Form 8-K filed with the SEC by the Company on July 1, 2008 and an amendment to such Form 8-K filed with the SEC by the Company on August 15, 2008.

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

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant issued to Dynegy, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.3	Warrant issued to Williams Energy Marketing & Trading Company (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.4	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

Exhibit Number	Exhibit Title
4.5	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.6	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.7	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.8	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.9	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.10	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.6	Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.7	Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.8	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

Exhibit Number	Exhibit Title
10.9	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.10	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.11	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.12	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.13	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.14	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.15	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.16	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.17	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.18	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.19	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.20	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.21	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.22	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title
10.23	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.24	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.25	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.26	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.27	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.28	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.29	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.30	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.31	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.32	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.33	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.35	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.36	Amendment of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

Exhibit Number	Exhibit Title
10.37	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.38	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.39	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009

10.40	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010

10.41	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.42	Employment Agreement, dated as of November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009)

10.43	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P.

21.1	List of Subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors

23.2	Consent of Deloitte & Touche LLP, independent auditors

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Principal Financial Officer Relating to a Periodic Report Containing Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2010.

BGC Partners, Inc.

By:	/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date

/s/ HOWARD W. LUTNICK Howard W. Lutnick	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2010

/s/ A. GRAHAM SADLER A. Graham Sadler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

/s/ STEPHEN T. CURWOOD Stephen T. Curwood	Director	March 16, 2010

/s/ JOHN H. DALTON John H. Dalton	Director	March 16, 2010

/s/ BARRY R. SLOANE Barry R. Sloane	Director	March 16, 2010

/s/ ALBERT M. WEIS Albert M. Weis	Director	March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the management of BGC Partners, Inc.,

We have audited the consolidated financial statements of BGC Partners, Inc., formerly eSpeed, Inc. (the “Company”), for the year ended December 31, 2007, and have issued our report thereon dated April 16, 2008. Our audit also included the financial statement schedule of the Company, for the year ended December 31, 2007, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, for the year ended December 31, 2007, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

April 16, 2008

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$1,148	$281
Investments	895	859
Investments in subsidiaries	263,585	196,665
Receivables from related parties	8,771	4,313
Other assets	4,068	2,223

Total assets	$278,467	$204,341

Liabilities and Stockholders’ Equity
Payables to related parties	59,844	16,091
Accounts payable, accrued and other liabilities	16,734	—

Total liabilities	76,578	16,091
Total stockholders’ equity	201,889	188,250

Total liabilities and stockholders’ equity	$278,467	$204,341

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Transaction revenues	$—	$2,544	$11,083
Fees from related parties	—	5,341	17,617
Software solutions	—	1,562	6,339
Interest income	3	4	—
Other revenues	74	26	3,274

Total revenues	77	9,477	38,313

Expenses:
Compensation and employee benefits	—	6,971	47,253
Occupancy and equipment	—	—	3,909
Fees to related parties	—	2,058	8,459
Acquisition related costs	—	—	6,641
Interest expense	815	477	9,671
Other expenses	50	12,590	53,239

Total expenses	865	22,096	129,172
Loss from continuing operations before income taxes	(788)	(12,619)	(90,859)
Equity income (loss) of subsidiaries	24,499	(24,040)	118,695
Provision (benefit) for income taxes	3,686	(6,950)	(3,166)

Net income (loss) available to common stockholders	$20,025	$(29,709)	$31,002

Per share data:
Basic earnings (loss) per share	$0.25	$(0.28)	$0.17

Basic weighted average shares of common stock outstanding	80,350	105,771	184,326

Fully diluted earnings (loss) per share	$0.24	$(0.28)	$0.17

Fully diluted weighted average shares of common stock outstanding	211,036	105,771	185,482

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$20,025	$(29,709)	$31,002
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	—	6,117	26,042
Equity-based compensation	—	16	12,806
Equity in net losses (gains) of unconsolidated investments	(24,535)	24,040	(117,861)
Deferred income tax benefit	(579)	(3,490)	(3,044)
Recognition of deferred revenue	—	(1,973)	(5,412)
Other	—	1,784	3,909
Changes in operating assets and liabilities:
(Increase) decrease in reverse repurchases agreements with related parties	—	(49)	336
(Increase) decrease in receivables from related parties	(4,458)	(140,450)	38,257
Increase in other assets	(1,845)	(28,873)	(13,544)
Increase (decrease) in accounts payable, accrued and other liabilities	16,161	(23,289)	29,916
Increase (decrease) in payables to related parties	20,601	39,674	(24,202)
Increase in deferred revenue	—	764	4,150

Net cash provided (used in) by operating activities	25,370	(155,438)	(17,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Secured loan to related party	—	—	(185,000)
Payments of secured loan by related party	—	65,000	120,000
Purchase of fixed assets	—	(1,641)	(13,099)
Capitalization of software development costs	—	(3,560)	(20,320)
Capitalization of patent defense and registration costs	—	(537)	(1,504)
Decrease in restricted cash	—	—	1,827
Increase in investment in unconsolidated subsidiary	—	(28,568)	(1,363)
Insurance recovery from related parties	—	—	—

Net cash provided by (used in) investing activities	—	30,694	(99,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions from subsidiaries	7,579	44,154	152,879
Proceeds from primary offering of Class A common stock, net	—	72,342	—
Issuance of Class A common stock upon exchange of founding partner units and distribution rights	—	3,824	—
Repurchase of Class A common stock	(7,911)	(19,248)	(373)
Proceeds from exercises of stock options and warrants	—	1,174	810
Stock-based compensation	—	6,887	158
Cancellation of RSUs in satisfaction of withholding tax requirements	—	(1,431)	(464)
Dividends to stockholders	(24,171)	(18,600)	—

Net cash (used in) provided by financing activities	(24,503)	89,102	153,010

Net increase (decrease) in cash and cash equivalents	867	(35,642)	35,906
Cash and cash equivalents at beginning of period	281	35,923	17

Cash and cash equivalents at end of period	$1,148	$281	$35,923

Supplemental non-cash information
Contribution of eSpeed operations to subsidiary upon merger	$—	$(298,178)	$—

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

1. Organization and Basis of Presentation

The accompanying Parent Company Only Financial Statements of BGC Partners, Inc. (“BGC Partners” or the “Company”) should be read in conjunction with the consolidated financial statements of BGC Partners, Inc. and subsidiaries and the notes thereto.

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

On September 25, 2009, BGC Partners, L.P. a subsidiary of the Company, entered into a secured loan arrangement with General Electric Capital Corporation, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment to General Electric Capital Corporation in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement is repayable in thirty six consecutive monthly installments at a fixed rate of 8.09% per annum.

In connection with the issuance of these Notes, the Company provided guarantees of payment and performance of BGC Partners L.P’s obligations pursuant to the agreements.

As of December 31, 2009, the Company has not been called upon to fulfill any obligations under the guarantees.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant issued to Dynegy, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.3	Warrant issued to Williams Energy Marketing & Trading Company (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.4	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.5	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.6	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.7	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit Number	Exhibit Title
4.8	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.9	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.10	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.6	Subscription Agreement, dated April 26, 2000, among Dynegy, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.7	Subscription Agreement, dated April 26, 2000, among The Williams Companies, Inc., eSpeed, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.8	Registration Rights Agreement, dated as of September 22, 2000 among eSpeed, Inc., EIP Holdings, LLC, Williams Energy Marketing & Trading Company and Coral Energy Holding, LP, Koch Energy Trading, Inc. TXU Energy Trading Company and Dominion Energy Exchange, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

10.9	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.10	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.11	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

Exhibit Number	Exhibit Title
10.12	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.13	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.14	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.15	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.16	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.17	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.18	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.19	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.20	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.21	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.22	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.23	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.24	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.25	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.26	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title
10.27	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.28	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.29	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.30	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.31	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.32	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.33	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.35	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.36	Amendment of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.37	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.38	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.39	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009

10.40	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010

10.41	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

Exhibit Number	Exhibit Title
10.42	Employment Agreement, dated as of November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009)

10.43	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P.

21.1	List of Subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors

23.2	Consent of Deloitte & Touche LLP, independent auditors

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Principal Financial Officer Relating to a Periodic Report Containing Financial Statements.