Form 10-Q
period 2010-03-31
BGC Partners, Inc.
filed 2010-05-10
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

On May 6, 2010, the registrant had 57,124,715 shares of Class A common stock, $0.01 par value, and 25,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

•

our relationship with Cantor and its affiliates and any related conflicts of interest, competition for and retention of brokers and other managers and key employees, support for liquidity and capital and other relationships, including Cantor’s holding of convertible notes;

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

•

the costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received in connection with intellectual property, as well as employment or other litigation and their related costs;

•

certain financial risks, including the possibility of future losses and negative cash flow from operations, potential liquidity and other risks relating to the ability to obtain financing or refinancing of existing debt and risks of the resulting leverage, as well as interest and currency rate fluctuations;

•

our ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services and to secure and maintain market share;

•

our ability to enter into marketing and strategic alliances and other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and the integration of any completed transactions;

•	our ability to hire new personnel;

•	our ability to expand the use of technology for hybrid and fully electronic trading;

•	our ability to effectively manage any growth that may be achieved;

•

financial reporting, accounting and internal control factors, including identification of any material weaknesses in our internal controls and our ability to prepare historical and pro forma financial statements and reports in a timely manner;

•	the effectiveness of risk management policies and procedures, and the impact of unexpected market moves and similar events;

•

our ability to meet expectations with respect to payments of dividends and repurchases of our common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, and our employees; and

•	the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC and any subsequent updates.

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

PART I—FINANCIAL INFORMATION

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$389,268	$469,301
Cash segregated under regulatory requirements	2,651	2,200
Loan receivables from related parties	980	980
Securities owned	2,124	2,553
Marketable securities	1,534	1,510
Securities borrowed	35,035	—
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	894,692	413,980
Accrued commissions receivable, net	145,819	108,495
Forgivable loans and other receivables from employees and partners	135,459	138,113
Fixed assets, net	136,859	132,966
Investments	22,134	23,173
Goodwill	76,802	77,118
Other intangible assets, net	13,083	13,912
Receivables from related parties	14,161	14,459
Other assets	50,987	65,789

Total assets	$1,921,588	$1,464,549

Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	$180,083	$143,283
Securities sold, not yet purchased	39	11
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	870,765	385,345
Payables to related parties	23,604	64,169
Accounts payable, accrued and other liabilities	278,427	256,452
Deferred revenue	9,162	9,805
Notes payable and collateralized borrowings	166,144	167,586

Total liabilities	1,528,224	1,026,651
Redeemable partnership interest	101,558	103,820
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 72,408 and 70,661 shares issued at March 31, 2010 and December 31, 2009, respectively; and 55,551 and 56,124 shares outstanding at March 31, 2010 and December 31, 2009, respectively	724	707
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 26,448 and 26,448 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively, convertible into Class A common stock	264	264
Additional paid-in capital	295,996	292,881
Treasury stock, at cost: 16,857 and 14,537 shares of Class A common stock at March 31, 2010 and December 31, 2009, respectively	(103,127)	(89,756)
Retained deficit	(11,390)	(2,171)
Accumulated other comprehensive loss	(1,350)	(36)

Total stockholders’ equity	181,117	201,889

Noncontrolling interest in subsidiaries	110,689	132,189

Total equity	291,806	334,078

Total liabilities, redeemable partnership interest, and equity	$1,921,588	$1,464,549

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Commissions	$222,033	$172,280
Principal transactions	103,128	91,261
Fees from related parties	15,926	14,924
Market data	4,387	4,462
Software solutions	1,752	1,498
Interest income	672	1,312
Other revenues	1,002	320
Losses on equity investments	(1,749)	(2,143)

Total revenues	347,151	283,914
Expenses:
Compensation and employee benefits	271,688	175,837
Allocation of net income to limited partnership interests in BGC Holdings	—	5,079

Total compensation and employee benefits	271,688	180,916
Occupancy and equipment	28,128	25,824
Fees to related parties	4,034	4,335
Professional and consulting fees	10,069	7,484
Communications	19,068	15,324
Selling and promotion	15,917	15,004
Commissions and floor brokerage	4,887	3,675
Interest expense	2,911	2,397
Other expenses	4,389	7,630

Total expenses	361,091	262,589
(Loss) income from continuing operations before income taxes	(13,940)	21,325
(Benefit) provision for income taxes	(2,987)	7,031

Consolidated net (loss) income	$(10,953)	$14,294

Less: Net (loss) income attributable to noncontrolling interest in subsidiaries	(6,742)	6,214

Net (loss) income available to common stockholders	$(4,211)	$8,080

Per share data:
Basic (loss) earnings per share
Net (loss) income available to common stockholders	$(4,211)	$8,080

Basic (loss) earnings per share	$(0.05)	$0.10

Basic weighted average shares of common stock outstanding	82,873	80,561

Fully diluted (loss) earnings per share
Net (loss) income for fully diluted shares	$(4,211)	$19,892

Fully diluted (loss) earnings per share	$(0.05)	$0.10

Fully diluted weighted average shares of common stock outstanding	82,873	199,981

Dividends declared per share of common stock	$0.06	$0.09

Dividends declared and paid per share of common stock	$0.06	$—

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(10,953)	$14,294
Adjustments to reconcile consolidated net (loss) income to net cash (used in) provided by operating activities:
Allocations of net income to limited partnership interests in BGC Holdings	—	5,079
Fixed asset depreciation and intangible asset amortization	12,744	13,078
Forgivable loan amortization	8,655	7,185
Stock-based compensation	(6,044)	2,686
Impairment of fixed assets	492	—
Losses on equity investments	1,749	2,143
Deferred tax benefit	(1,742)	(2,883)
Recognition of deferred revenue	(1,250)	(3,412)
Other	(1,289)	501

Changes in operating assets and liabilities:
(Increase) decrease in cash segregated under regulatory requirements	(451)	2,664
(Increase) decrease in reverse repurchase agreements with related parties	—	88,213
(Increase) decrease in securities borrowed	(35,035)	(23,734)
(Increase) decrease in securities owned	372	(3,967)
(Increase) decrease in receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	(482,889)	(76,162)
(Increase) decrease in accrued commissions receivable, net	(40,017)	(2,398)
(Increase) decrease in receivables from related parties	298	(14,055)
(Increase) decrease in forgivable loans and other receivables from employees and partners	(6,994)	(17,316)
(Increase) decrease in other assets	11,470	2,232
Increase (decrease) increase in securities sold, not yet purchased	28	830
Increase (decrease) in payables to brokers, dealers, clearing organizations, customers and related broker-dealers	486,958	107,362
Increase (decrease) in accrued compensation	49,947	13,471
Increase (decrease) in deferred revenue	627	2,534
Increase (decrease) in accounts payable, accrued and other liabilities	33,283	(4,856)
Increase (decrease) in payables to related parties	(43,248)	10,952

Net cash (used in) provided by operating activities	(23,289)	124,441

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(12,656)	(5,895)
Capitalization of software development costs	(4,234)	(4,091)
Capitalization of patent defense and registration costs	(236)	(363)
Investment in unconsolidated entities	(792)	(871)

Net cash used in investing activities	(17,918)	(11,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collateralized borrowings	(1,442)	—
Repurchase of Class A common stock	(13,371)	(6,695)
Redemption of FPUs	(12,921)	—
Earnings distributions to limited partnership interests in BGC Holdings	—	(5,155)
Dividends to stockholders	(5,008)	(3,255)

Net cash used in financing activities	(32,742)	(15,105)

Effect of exchange rate changes on cash	(6,084)	(2,172)
Net (decrease) increase in cash and cash equivalents	(80,033)	95,944
Cash and cash equivalents at beginning of period	469,301	204,930

Cash and cash equivalents at end of period	$389,268	$300,874

Supplemental cash information:
Cash paid during the period for taxes	$4,458	$5,895

Cash paid during the period for interest	$964	$450

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2009

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2009	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$152,952	$341,202
Repurchase of Class A common stock, 4,023,959 shares	—	—	—	(7,911)	—	—	—	(7,911)
Conversion of Class B common stock to Class A common stock, 3,700,000 shares	37	(37)	—	—	—	—	—	—
Stock-based compensation	8	—	12,126	—	—	—	—	12,134
Issuance of Class A common stock upon exchange of founding partner units, 4,438,765 shares	44	—	9,606	—	—	—	2,550	12,200
Cantor Purchase of redeemed founding partners units	—	—	—	—	—	—	195	195
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	(11,434)	(11,434)
Dividends to stockholders	—	—	—	—	(24,171)	—	—	(24,171)
Earnings distributions to limited partnership interests in BGC Holdings	—	—	—	—	—	—	(32,700)	(32,700)
Other	1	—	(12)	—	17	—	(26)	(20)
Comprehensive income:
Consolidated net income	—	—	—	—	20,025	—	20,788	40,813
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	3,013	165	3,178
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	893	(301)	592

Comprehensive income	—	—	—	—	20,025	3,906	20,652	44,583

Balance, December 31, 2009	$707	$264	$292,881	$(89,756)	$(2,171)	$(36)	$132,189	$334,078

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Three Months Ended March 31, 2010

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2010	$707	$264	$292,881	$(89,756)	$(2,171)	$(36)	$132,189	$334,078
Repurchase of Class A common stock, 2,319,731 shares	—	—	—	(13,371)	—	—	—	(13,371)
Stock-based compensation	—	—	389	—	—	—	—	389
Vesting of RSU	3	—	(3)	—	—	—	—	—
Issuance of Class A common stock upon exchange of founding partner units, 1,433,811 shares	14	—	2,791	—	—	—	(555)	2,250
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	(8,438)	(8,438)
Other exchanges of founding partners units	—	—	—	—	—	—	(5,172)	(5,172)
Dividends to stockholders	—	—	—	—	(5,008)	—	—	(5,008)

Other	—	—	(62)	—	—	—	1	(61)
Comprehensive income:
Consolidated net loss	—	—	—	—	(4,211)	—	(6,742)	(10,953)
Other comprehensive loss, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	(1,341)	(606)	(1,947)
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	27	12	39

Comprehensive loss	—	—	—	—	(4,211)	(1,314)	(7,336)	(12,861)

Balance, March 31, 2010	$724	$264	$295,996	$(103,127)	$(11,390)	$(1,350)	$110,689	$291,806

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

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

The Company’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009, in the Company’s annual report on Form 10-K.

The unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated statements of financial condition, the condensed consolidated statements of operations, the condensed consolidated statements of cash flows, and the condensed consolidated statements of changes in equity of the Company for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year, which will end on December 31,2010.

Recently Adopted Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that addresses the effects of eliminating the Qualified Special Purpose Entity (“QSPE”) concept from existing accounting guidance and clarifies and amends certain key provisions, including the transparency of an enterprise’s involvement with variable interest entities (“VIEs”). The key changes resulting from this new FASB guidance are the requirement of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, the requirement of continuous assessments as to whether an enterprise is the primary beneficiary of a VIE, amendments to certain existing guidance related to the determination as to which entities are deemed VIEs, and the amendment of existing consideration of related party relationships in the determination of the primary beneficiary of a VIE. This FASB guidance also requires enhanced disclosures to provide more transparent information regarding an enterprise’s involvement with a VIE. This FASB guidance became effective with the first reporting period that began after November 15, 2009 and was adopted by the Company on January 1, 2010. The adoption of this FASB guidance did not have a material effect on the Company‘s condensed consolidated financial statements.

In January 2010, the FASB issued guidance on Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This guidance provides amendments to existing FASB guidance that require new disclosures including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. This guidance provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. This guidance was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and the adoption of this guidance with respect to disclosures of the roll forward of activity in Level 3 fair value measurements is not expected to have a material impact on the Company’s condensed consolidated financial statements.

2. Limited Partnership Interests in BGC Holdings

BGC Holdings LP (“BGC Holdings”) is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC US and BGC Global, the two operating partnerships. Listed below are the limited partnership interests in BGC Holdings. The founding/working partner units, limited partnership units and Cantor units, each as defined below make up all of the “limited partnership interests in BGC Holdings”.

Founding/working partner units

Founding/working partners have a limited partnership interest in BGC Holdings. The Company accounts for founding/working partnership interest outside of permanent capital, as “Redeemable partnership interest”, in the condensed consolidated statements of financial condition. This classification is in accordance with FASB guidance, Classification and Measurement of Redeemable Securities, which requires that preferred securities, or other equity instruments, including common stock, derivative instruments, and share-based payment arrangements that are classified as equity and that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. This guidance is applicable to founding/working partner interest because founding/working partner units are redeemable upon termination of a partner, which includes the termination of employment, which can be at the option of the partner and not within the control of the issuer.

Founding/working partner units are limited partnership interests in our consolidated subsidiary, BGC Holdings, that are held by limited partners who are employees and that generally receive quarterly allocations of net income based on their weighted average pro rata share of economic ownership of the operating subsidiaries. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are redeemed, and the unit holders are no longer entitled to participate in the quarterly (cash distributed) allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a separate component of compensation expense under “Allocation of net income to limited partnership interests in BGC Holdings” in the Company’s condensed consolidated statements of operations. As already included in fully diluted share count, any conversion of founding/working partner units to Class A common shares would be non dilutive. Because these units already receive quarterly allocations of net income, such conversion would have no impact on the cash flow or equity of the Company.

Certain founding/working partner units have been granted exchangeability into Class A common stock on a one-for-one basis; additional founding/working partner units may become exchangeable for Class A common stock on a one for-one basis.

Limited Partnership Units

REUs, RPUs, PSUs and PSIs are limited partnership interests in our consolidated subsidiary, BGC Holdings (the “limited partnership units”), that are held by employees. Generally such units receive quarterly allocations of net income based on their weighted average pro rata share of economic ownership of our operating subsidiaries. These allocations are cash distributed on a quarterly basis and are generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a separate component of compensation expense under “Allocation of net income to limited partnership interests in BGC Holdings” in our condensed consolidated statements of operations.

A significant majority of the REUs and RPUs entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. REUs and RPUs are accounted for as liability awards, and in accordance with FASB guidance the Company records compensation expense for the liability awards based on the change in fair value at each reporting date.

Cantor Units

Cantor’s limited partnership interest (“Cantor units”) in BGC Holdings as a result of its contribution of the BGC Division is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s condensed consolidated statements of financial condition. Cantor receives allocations of net income based on its weighted average pro rata share of economic ownership for each quarterly period. This allocation is reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s condensed consolidated statements of operations. In quarterly periods in which the Company has a net loss, the amount reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” represents the loss allocation for founding/working partner units, limited partnership units and Cantor units. As already included in fully diluted share count, any conversion of Cantor units to Class A common shares would be non dilutive. Because these units already receive quarterly allocations of net income, such conversion would have no impact on the cash flow or equity of the Company.

3. Earnings Per Share

FASB guidance on Earnings Per Share (“EPS”), establishes standards for computing and presenting EPS. This guidance requires the dual presentation of basic and fully diluted EPS on the face of the Company’s condensed consolidated statements of operations and requires a reconciliation of numerators (net income (loss)) and denominators (weighted-average shares of common stock outstanding) for both basic and fully diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average shares of common stock outstanding. Net income is allocated to each of the economic ownership classes described above in Note 2, based on each class’s pro rata economic ownership.

The Company’s earnings for the three months ended March 31, 2010 and 2009 were allocated as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Allocation of net income (loss) to limited partnership interests in BGC Holdings	$(6,815)	$11,812
Net (loss) income available to common stockholders	(4,211)	8,080

The following is a reconciliation of the Company’s basic earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Basic (loss) earnings per share:
Net (loss) income available to common stockholders	$(4,211)	$8,080

Basic weighted average shares of common stock outstanding	82,873	80,561

Basic (loss) earnings per share	$(0.05)	$0.10

Fully diluted earnings per share is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings and dividend equivalents to RSUs as the numerator. The denominator is comprised of the weighted average number of limited partnership interests in BGC Holdings, the Company’s weighted average outstanding shares of common stock, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including options, RSUs and warrants, were exercised, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. The limited partnership interests in BGC Holdings are potentially exchangeable into Class A shares of the Company’s common stock, as a result they are included in the fully diluted EPS computation to the extent that the effect would not be anti-dilutive.

The following is a reconciliation of the Company’s fully diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Fully diluted (loss) earnings per share:
Net (loss) income available to common stockholders	$(4,211)	$8,080
Allocation of net income to limited partnership interests in BGC Holdings	—	11,812

Net (loss) income for fully diluted shares	$(4,211)	$19,892

Basic weighted average shares of common stock outstanding	82,873	80,561
RSUs	—	1,642
Limited partnership interests in BGC Holdings	—	117,778

Fully diluted weighted average shares of common stock outstanding	82,873	199,981

Fully diluted (loss) earnings per share	$(0.05)	$0.10

For the three months ended March 31, 2010 and 2009, approximately 154.8 million and 31.0 million options, RSUs, limited partnership interests in BGC Holdings and warrants, respectively, were not included in the computation of fully diluted earnings (loss) per share because their effect would have been anti-dilutive.

Stock Issuance

During the three months ended March 31, 2010, the Company issued an aggregate of 1,433,811 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partnership units in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008.

BGC Holdings Partnership Interest Redemptions

During the three months ended March 31, 2010, the Company, as part of its redemption and compensation restructuring program (see Note 15. Compensation, for more information), redeemed approximately 2.4 million limited partnership units having an aggregate notional post-termination payment amount of approximately $36.1 million in exchange for a combination of cash, and common Class A shares. Of the limited partnership units redeemed, 2.4 million were redeemed for $14.8 million in cash, and 22,557 were redeemed for common Class A shares. This initial phase of the program also involved the redemption of approximately 2.3 million Founding Partner Units for approximately $13.6 million in cash and 13,125 shares were redeemed for Class A common stock. The cash payments for limited partnership units, and Founding Partner Units reflected a redemption price of $5.99 plus applicable redemption-related local taxes, resulting in an average effective price paid by the Company of $6.17 per unit.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $100.0 million of outstanding Class A common stock.

Stock repurchases activity for the three months ended March 31, 2010 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2010 – January 31, 2010	—	$—	—	$32,412,817
February 1, 2010 – February 28, 2010	—	$—	—	$32,412,817
March 1, 2010 – March 31, 2010	2,319,731	$5.76	2,319,731	$19,041,380

During the three months ended March 31, 2010, the Company repurchased 2,319,731 shares of Class A common stock at an aggregate purchase price of approximately $13.4 million.

During the three months ended March 31, 2009, the Company repurchased 3,537,258 shares of its Class A common stock. These repurchases included 2,600,000 shares repurchased from The Cantor Fitzgerald Relief Fund at a price of $1.99 per share, for an aggregate purchase price of approximately $5.2 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the Company’s 2008 Charity Day.

At March 31, 2010, the Company had approximately $19.0 million remaining from its $100 million buyback authorization and from time to time, the Company may actively continue to repurchase shares. Additional repurchases were executed in April 2010 and the Company’s Board of Directors authorized further repurchases; see Note 20, Subsequent Events, for more information.

4. Securities Owned and Securities Sold, Not Yet Purchased

The Company allows certain of its brokerage desks to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating transactions, adding liquidity, improving customer satisfaction, increasing revenue opportunities and attracting additional order flow. Total securities owned were $2.1 million and $2.6 million as of March 31, 2010 and December 31, 2009, respectively.

Securities owned consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
US Government and other Sovereign Debt	$2,050	$2,492
Equities	74	61

Total	$2,124	$2,553

As of March 31, 2010, the Company did not have any securities owned pledged.

Total securities sold, not yet purchased was $39 thousand and $11 thousand as of March 31, 2010 and December 31, 2009, respectively.

Securities sold, not yet purchased consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Equities	$39	$11

5. Marketable Securities

Marketable securities consisted of the Company’s ownership of 4,350,000 shares of an investment that was purchased during 2007. The investment, which had a fair value of $1.5 million as of March 31, 2010 and December 31, 2009, is classified as available-for-sale and recorded at fair value. Unrealized gains or losses are included as part of “Accumulated other comprehensive loss” on the accompanying unaudited condensed consolidated statements of financial condition.

6. Collateralized Transactions

Securities Borrowed

Securities borrowed transactions are recorded at the contractual amount for which the securities will be returned plus accrued interest.

As of March 31, 2010, the Company entered into securities borrowed transactions to cover pending settlements, and the Company received, as collateral, government debt securities with a fair value of $35.0 million.

As of December 31, 2009, the Company had not entered into any securities borrowed transactions.

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

	March 31, 2010	December 31, 2009
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$835,584	$372,977
Receivables from clearing organizations	42,298	30,528
Open derivative contracts	1,451	2,261
Other receivables from brokers, dealers and customers	10,225	6,214
Net pending trades	5,134	2,000

Total	$894,692	$413,980

Payables to brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$786,564	$374,907
Open derivatives	82	—
Other payables to brokers, dealers and customers	84,029	9,373
Payables to clearing organizations	90	1,065

Total	$870,765	$385,345

A portion of these receivables and payables are with Cantor due to Cantor acting as our clearing agent (see Note 10, Related Party Transactions, for additional information related to these receivables and payables). Substantially all open fails to deliver and fails to receive transactions as of March 31, 2010 have subsequently settled at the contracted amounts.

8. Derivatives

The Company has entered into various OTC derivative contracts. These derivative contracts primarily consist of interest rate and foreign exchange swaps. The Company enters into derivative contracts to facilitate client transactions, to hedge principal positions and to facilitate hedging activities of affiliated companies. Open derivative contracts are recognized at the fair value of the related assets and liabilities as part of “Receivables from and Payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the Company’s condensed consolidated statements of financial condition.

The fair values of derivative contracts are determined from quoted market prices or other public price sources. The Company does not designate any derivative contracts as hedges for accounting purposes. The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s condensed consolidated statements of operations.

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,451	$—	$1,587	$—
Foreign exchange swaps	—	82	674	—

	$1,451	$82	$2,261	$—

The notional amount of the interest rate swaps transactions at March 31, 2010 and December 31, 2009, was $2.7 billion and $3.0 billion, respectively. These represent matched customer transactions settled through and guaranteed by a central clearing organization.

All of the Company’s foreign exchange swaps are with Cantor. The notional amount of the foreign exchange swap transactions at March 31, 2010 and December 31, 2009, was $206 million and $146.6 million, respectively.

The replacement cost of contracts in a gain position at March 31, 2010, summarized by counterparty credit ratings, is as follows (in thousands):

Rating (a)	Net Replacement Cost (in thousands):
BBB	$—
Other	1,451

$1,451

(a)	Credit ratings based on Standard & Poor’s.

9. Fair Value of Financial Assets and Liabilities

The following table sets forth the Company’s financial assets, including marketable securities and those pledged as collateral, and financial liabilities at fair value as March 31, 2010 (in thousands):

	March 31, 2010
	Assets	Liabilities
Interest rate swaps	$1,451	$—
US Government and other Sovereign Debt	2,050	—
Equities	1,608	39
Foreign exchange swaps	—	82

Total	$5,109	$121

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at March 31, 2010 (in thousands):

	Assets at Fair Value at March 31, 2010 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,451	$—	$—	$1,451
US Government and other Sovereign Debt	2,050	—	—	—	2,050
Equities	1,608	—	—	—	1,608
Foreign exchange swaps	—	—	—	—	—

Total	$3,658	$1,451	$—	$—	$5,109

	Liabilities at Fair Value at March 31, 2010 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Equities	$39	$—	$—	$—	$39
Foreign exchange swaps	—	82	—	—	82

Total	$39	$82	$—	$—	$121

(1)	As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial assets, including marketable securities and those pledged as collateral and financial liabilities at fair value as December 31, 2009 (in thousands):

	December 31, 2009
	Assets	Liabilities
Interest rate swaps	$1,587	$—
US Government and other Sovereign Debt	2,492	—
Equities	1,571	11
Foreign exchange swaps	674	—

Total	$6,324	$11

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at December 31, 2009 (in thousands):

	Assets at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,587	$—	$—	$1,587
US Government and other Sovereign debt	2,492	—	—	—	2,492
Equities	1,571	—	—	—	1,571
Foreign exchange swaps	—	674	—	—	674

Total	$4,063	$2,261	$—	$—	$6,324

	Liabilities at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Equities	$11	$—	$—	$—	$11

Total	$11	$—	$—	$—	$11

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

For the three months ended March 31, 2010 and 2009, the Company was charged $9.0 million, and $9.2 million, respectively, for the services provided by Cantor and its affiliates, of which $4.9 million and $4.9 million, respectively, were to cover compensation to leased employees for the three months ended March 31, 2010 and 2009.

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

For the three months ended March 31, 2010 and 2009, the Company recognized related party revenues pursuant to these agreements of $10.3 million and $10.3 million, respectively. These revenues are included as part of “Fees from related parties” in the Company’s condensed consolidated statements of operations.

As of March 31, 2010 and 2009, Cantor’s share of the net income in Tower Bridge was $0.1 million and $(0.5) million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s condensed consolidated statements of financial condition.

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

The Company relies upon Cantor to provide Clearing Services and, in the absence of the Agreement; it would have to secure an alternative third-party clearing arrangement to provide such Clearing Services, which might be at higher rates or on less favorable terms.

The Company intends to continue this relationship with Cantor. Accordingly, the Company expects that Cantor will continue to post clearing capital on our behalf and the Company will post clearing capital with Cantor as requested under the clearing capital agreement. To date, no amounts had been requested by Cantor pursuant to the clearing capital agreement. BGC considers its clearing relationship with Cantor as a strong asset and competitive advantage. In the absence of such an arrangement, BGC Partners may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of these transactions. The increased capital requirements required in connection with the clearing of our securities transactions could have a material adverse impact on BGC Partners’ ability to make distributions, repurchase its stock or affect strategic acquisitions or other opportunities. However, we believe that the agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude us from meeting our cash needs in the near term.

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

For the three months ended March 31, 2010 and 2009, the Company recognized expense of approximately $0.9 million and $0.9 million, in relation to this guaranty agreement, respectively. This guarantee agreement expired as the notes were refinanced on April 1, 2010 (see Note 20 Subsequent Events).

Receivables from and Payables to Related Broker-Dealers

In Europe and the United States, certain trades executed by the Company are cleared and settled by Cantor. Additionally, in the UK, BGC Partners places certain trades on behalf of Cantor and its affiliates.

Amounts due from or to Cantor for undelivered securities or open derivative contracts are included as part of “Receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the Company’s condensed consolidated statements of financial condition. As of March 31, 2010 and December 31, 2009, the Company had receivables from Cantor of $4.2 million and $3.8 million, respectively. Additionally, as of March 31, 2010 and December 31, 2009, the Company had payables of $82 thousand and $0, respectively to Cantor for derivatives.

Forgivable Loans and Other Receivables from Employees and Partners

The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive forgivable loans. As of March 31, 2010 and December 31, 2009, the unamortized balance of these forgivable loans was $63.2 million and $62.4 million, respectively. These forgivable loans are included as part of “Forgivable loans and other loan receivables from employees and partners” in the Company’s condensed consolidated statements of financial condition.

Amortization expense for these forgivable loans for the three months ended March 31, 2010 and 2009 was $8.7 million and $7.2 million, respectively. Amortization expense for forgivable loans is included as part of “Compensation and employee benefits” on the accompanying condensed consolidated statements of operations.

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

As of March 31, 2010 and December 31, 2009, the unamortized balance of the PPD loans was $55.3 million and $55.5 million, respectively. Amortization expense for PPD loans that are forgivable for the three months ended March 31, 2010 and 2009 was $4.0 million and $0, respectively. Amortization expense for PPD loans is included as part of “Compensation and employee benefits” on the accompanying condensed consolidated statements of operations.

From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. As of March 31, 2010 and December 31, 2009, the balance of these advances and other loans was $17.0 million and $20.2 million, respectively. These advances and other loans are included as part of “Forgivable loans and other loan receivables from employees and partners” in the Company’s condensed consolidated statements of financial condition.

Other Transactions

In January 2007, the Company announced the formation of Aqua Securities, L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. Cantor and the Company have collectively contributed financial, professional and technology assets to the venture, which included all of the Company’s former equities order routing business. On August 21, 2008, the Company entered into a two-year Subordinated Loan Agreement, whereby the Company agreed to lend Aqua the principal sum of approximately $1.0 million, at the applicable rate of six month LIBOR plus 200 basis points. The cash proceeds covered by this Agreement shall be used and dealt with by Aqua as part of its capital and shall be subject to the risks of the business. The loan is recorded as part of “Loan receivables from related parties” in the Company’s condensed consolidated statements of financial condition. In June 2008, the Company was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate; such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. The Company was further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. As of March 31, 2010, the Company had not entered into any such arrangements for the Aqua business.

During the three months ended March 31, 2010, the Company made $0.7 million cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s condensed consolidated statements of financial condition.

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

For the three months ended March 31, 2010 and 2009, the Company recognized revenues of $5.6 and $4.6 million, respectively for the services provided to ELX. These revenues are included as of “Fees from related parties” in the accompanying condensed consolidated statements of operations.

In April 2008, the Company was authorized to enter into short-term arrangements with Cantor to cover any failed U.S. treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of March 31, 2010, the Company had not entered into any arrangements to cover any failed U.S. treasury transactions.

In April 2008, the Company was authorized to enter into an indemnity agreement with Cantor with respect to the guarantee by Cantor of any liabilities associated with our application for a brokering license in China. No amounts are currently outstanding under this agreement.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, effective as of September 1, 2008, the Company was authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company will be utilized to determine the shares of profit or loss allocated to each for the period.

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

Cantor has the right to purchase from BGC Holdings any non-exchangeable BGC Holdings founding/working partner units held by any founding partner that are redeemed by BGC Holdings upon termination or bankruptcy of the founding partner. Any such BGC Holdings founding/working partner units purchased by Cantor from BGC Holdings will be exchangeable by Cantor for shares of Class B common stock or, at Cantor’s election, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments), from the Company, on the same basis as Cantor’s other BGC Holdings founding/working partner units. As of March 31, 2010, as a result of the termination of 36 founding partners, BGC Holdings has the right to redeem an aggregate of

2,658,694 BGC Holdings founding/working partner units. Accordingly, upon the redemption of any of the founding partners’ BGC Holdings founding/working partner units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings founding/working partner units pursuant to terms yet to be determined.

On December 4, 2009, BGC Holdings redeemed an aggregate 70,632 founding/working partner units held by three of these former founding partners and Cantor exercised its right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings Cantor units as follows: (i) 1,480 Cantor units at a price of $3.13 per unit; (ii) 54,792 Cantor units at a price of $2.43 per unit; and (iii) 14,360 Cantor units at a price of $3.96 per unit. In total, the 70,632 Cantor units were purchased for a weighted average price of approximately $2.75 per unit. As a result of these purchases, as of March 31, 2010, Cantor beneficially owns an aggregate of 67,208,684 BGC Holdings Cantor units. Upon the redemption of any other of the founding partners’ BGC Holdings founding/working partner units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings Cantor units pursuant to terms yet to be determined. Additional founding/working partner units were redeemed in April 2010 (see Note 20, Subsequent Events for additional information).

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less than favorable to the receiving party than such services are provided to typical third-party customers.

11. Investments

The Company’s investments consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
ELX	$7,664	$8,725
Freedom International Brokerage	9,991	9,968
China Credit BGC Money Broking Company Limited	2,415	2,415
Aqua	1,167	1,170
EIP Holdings	897	895

Total investments	$22,134	$23,173

The Company’s share of losses related to its investments was $1.7 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively. The Company’s share of the losses is recorded under the caption “Losses on equity investments” in the accompanying condensed consolidated statements of operations.

In March 2009, the Company was granted preliminary approval by the China Banking Regulatory Commission (“CBRC”) to establish a money broking joint venture company with China Credit Trust Co., Ltd. (“CCT”) which was named China Credit BGC Money Broking Company Limited, (“China Credit BGC”). In May 2009, in accordance with the preliminary approval, the Company contributed the USD equivalent of RMB16.5 million in cash (approximately $2.4 million) into China Credit BGC. In March 2010, the joint venture was granted final approval and a license from CBRC. China Credit BGC plans to provide domestic and international broking services for foreign exchange, bond, money market, and derivatives products. The Company will hold a 33% stake in China Credit BGC. The Company did not record any gains or losses during the three months ended March 31, 2010 in connection with its investment in China Credit BGC.

12. Fixed Assets, net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Computer and communications equipment	$175,534	$177,280
Software, including software development costs	112,047	151,203
Leasehold improvements and other fixed assets	100,871	98,323

	388,452	426,806
Less: accumulated depreciation and amortization	251,593	293,840

Fixed assets, net	$136,859	$132,966

Depreciation expense was $8.4 million and $8.4 million for the three months ended March 31, 2010 and 2009, respectively. Depreciation is included as part of “Occupancy and equipment” in the accompanying condensed consolidated statements of operations. Impairment charges of $0.5 million and $0.0 were recorded for the three months ended March 31, 2010 and 2009, respectively, and are recorded as part of “Occupancy and equipment” in the accompanying condensed consolidated statements of operations. In accordance with FASB guidance on the Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended March 31, 2010 and 2009, software development costs totaling $4.2 million and $4.1 million, respectively, were capitalized. Amortization of software development costs totaled $3.2 million and $3.5 million for the three months ended March 31, 2010 and 2009, respectively.

13. Goodwill and Other Intangible Assets, Net

In June 2009, the Company acquired all of the outstanding shares of Liquidez Distribuidora de Titulos e Valores Mobiliarios Ltda. (“Liquidez”), a Brazilian financial institution and interdealer broker with offices in Sao Paulo and Rio de Janeiro. The purchase price for Liquidez was $15.6 million plus an additional contingent payment subject to achievement of certain profit targets through 2013. As part of the purchase price, the Company issued an aggregate of 1,750,000 limited partnership units to certain shareholders of Liquidez, a portion of which will become exchangeable into shares of the Company’s Class A Common Stock. An additional 250,000 limited partnership units were issued to brokers and accounted for as compensation. The goodwill attributed to this acquisition was $12.0 million.

The results of operations of Liquidez have been included in the Company’s unaudited condensed consolidated financial statements subsequent to the date of the acquisition.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 were as follows (in thousands):

March 31, 2010
Balance at December 31, 2009	$77,118
Other	(316)

Balance at March 31, 2010	$76,802

Other intangible assets consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Definite life intangible assets:
Patents	$36,594	$36,364
Customer base/relationships	15,076	15,076
Internally developed software	5,722	5,722
Covenant not to compete	1,628	1,628
Trademarks	1,337	1,330

Total gross definite life intangible assets	60,357	60,120
Less: accumulated amortization	(48,774)	(47,708)

Net definite life intangible assets	11,583	12,412

Horizon license	1,500	1,500

Total net intangible assets	$13,083	$13,912

Amortization expense was $1.1 million, and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. Intangible amortization is included as part of “Other expenses” in the accompanying condensed consolidated statements of operations.

14. Notes Payable and Collateralized Borrowings

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes to a number of investors. The Senior Notes are due April 1, 2010, with interest payable semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision as discussed in Note 10, Related Party Transactions). The Senior Notes are subject to certain covenants, including capital covenants that require the Company to maintain consolidated capital (comprised of total equity plus redeemable partnership interest) at an amount not less than $227.5 million and debt covenants that require that the Company’s consolidated debt not to exceed 60% of its consolidated capitalization; provided, however, that if the Company’s consolidated debt exceeds 55%, then the applicable interest rate of the Senior Notes will be increased by 0.25% per annum. These notes were refinanced on April 1, 2010 (see Note 20 Subsequent Events).

The Company recorded interest expense related to the Senior Notes of $1.9 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement with General Electric Capital Corporation, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment to General Electric Capital Corporation in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement is repayable in thirty six consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the loan was $16.1 million as of March 31, 2010. The loan is guaranteed by BGC Partners, Inc. The Company recorded interest expense related to the secured loan arrangement of $0.3 million for the three months ended March 31, 2010.

As of March 31, 2010, the Company was in compliance with all debt covenants.

15. Compensation

Restructuring of Compensation Arrangements, Redemptions and, Related Charges

In March 2010, the Company completed a global compensation restructuring related to the modification of pre-merger contractual arrangements which accelerated the amortization of the associated deferred compensation expense. As a result, the Company incurred a compensation charge of $41.3 million.

Additionally, in March 2010, the Company redeemed 2,389,620 limited partnership units and 2,270,221 founding partner units, for cash or shares of Class A Common Stock for which the Company incurred additional compensation expense of $15.7 million.

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2009	3,617,513	$3.83
Granted	1,208,525	4.93
Less: Delivered units	722,084	2.11
Less: Forfeited units	24,159	4.19

Balance at March 31, 2010	4,079,795	$4.43	1.30

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

During the three months ended March 31, 2010 and 2009, the Company issued 1,208,525 and 781,080, respectively, of RSUs with aggregate estimated grant date fair values of $6.0 million and $1.6 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a three-year period, with 33.3% vesting on each of the anniversary dates.

As of March 31, 2010 and 2009, the aggregate estimated grant date fair value of outstanding RSUs was $18.1 million and $20.4 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $1.4 million and $2.8 million for the three months ended March 31, 2010 and 2009, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2009	11,672,179	$12.92
Granted	—	—
Less: Exercised options	1,500	6.40
Less: Forfeited options	19,134	20.91

Balance at March 31, 2010	11,651,545	12.91		$—

Options exercisable at March 31, 2010	11,651,545	12.91	3.7	$—

The Company did not grant any options during the three months ended March 31, 2010 and 2009. The Company did not record any compensation expense related to stock options for the three months ended March 31, 2010. Total compensation expense related to stock options, before associated income taxes, was negligible for the three months ended March 31, 2009.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

	Notional Value	Number of Units
Balance at December 31, 2009	$107,658,480	26,766,168
Granted	28,309,585	9,575,513
Less: Redeemed units	36,078,456	2,389,620
Less: Forfeited units	897,528	225,201

Balance at March 31, 2010	$98,992,081	33,726,860

During the three months ended March 31, 2010, the Company redeemed 2,389,620 limited partnership units for cash and/or shares of Class A common stock. (See Restructuring of Compensation Arrangements, Redemptions and, Related Charges above for compensation expense incurred in connection with these redemptions.)

The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed, of $2.9 million for the three months ended March 31, 2010. The Company recognized compensation expense, before associated income taxes, related to limited partnership units of $1.0 million for the three months ended March 31, 2009.

As of March 31, 2010 and December 31, 2009, the aggregate fair value held by executives and non-executive employees was $15.5 million and $17.5 million, respectively. As of March 31, 2010 and December 31, 2009, the aggregate notional value outstanding was $99.0 million and $107.7 million, respectively.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2009	1,986	$27.04
Granted	—	—
Less: Exercised warrants	—	—
Less: Forfeited warrants	—	—

Balance at March 31, 2010	1,986	$27.04	0.6

The Company did not recognize any expense related to the business partner warrants for the three months ended March 31, 2010 and 2009, respectively.

The Company did not recognize any expense related to the business partner warrants for the three months ended March 31, 2010 and 2009, respectively.

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

On January 3, 2008, the Court granted eSpeed’s motion for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for new trial. On February 6, 2008, eSpeed’s remittitur motion was conditionally granted, and on February 12, 2008, TT indicated by letter that it accepted the remittitur, which would reduce the principal amount of the verdict to $2,539,468 Although the District Court’s “Final Judgment in a Civil Case” contained no provision for monetary damages, TT’s motion for pre-judgment interest was granted, and interest was set at the prime rate, compounded monthly. A hearing on inequitable conduct was held on April 3-4, 2008. On May 7, 2008, the Court held that TT did not engage in inequitable conduct during the prosecution of the patents in suit. On May 23, 2008, the Court granted TT’s motion for a permanent injunction, and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were assessed by the Court clerk in the amount of $3,321,776 against eSpeed. eSpeed filed a motion to strike many of these costs, which has been stayed pending resolution of the appeal referred to below. Both parties appealed to the United States Court of Appeals for the Federal Circuit, which heard arguments in the case on August 4, 2009 and issued an opinion on February 25, 2010 affirming the District Court on all issues presented on appeal. eSpeed filed a Combined Petition for Panel Rehearing and Rehearing En Banc on March 29, 2010, which was denied on April 21, 2010. The mandate of the Court of Appeals was issued on April 28, 2010. We may be required to pay TT damages and/or certain costs. We have accrued the amount of the District Court jury’s verdict as remitted plus interest and a portion of the preliminarily assessed costs that would cover the amount, if any were actually awarded. The Company has learned that on February 3, 2010, TT filed another civil action against it in the Northern District of Illinois, alleging infringement of three additional patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411, by the eSpeedometer product. The Company has not been served with the complaint as of the date hereof.

On August 25, 2009, Tullett Liberty Securities LLC (“Tullett Liberty”) informed BGC that it had filed a claim with FINRA dispute resolution (the “FINRA Arbitration”) in New York, New York against BGC Financial, L.P., an affiliate of BGC (“BGC Financial”), one of BGC Financial’s officers, and certain persons formerly or currently employed by Tullett subsidiaries. On January 22, 2010, Tullett Liberty filed an Amended Statement of Claim in the FINRA Arbitration (“FINRA FASOC”), adding Tullett Prebon Americas Corp. (“Tullett Americas,” together with Tullett Liberty, the “Tullett Subsidiaries”) as a claimant, and adding 35 individual employees, who were formerly employed by either of the Tullett Subsidiaries, as respondents. In the FINRA FASOC, the Tullett Subsidiaries allege that BGC Financial harmed their inter-dealer brokerage business by hiring 79 of their employees, and that BGC Financial aided and abetted various alleged wrongs by the employees, engaged in unfair competition, misappropriated trade secrets and confidential information, tortiously interfered with contract and economic relationships, and violated FINRA Rules of Conduct. The Tullett Subsidiaries also alleged certain breaches of contract and duties of loyalty and fiduciary duties against the employees. BGC Financial has generally agreed to indemnify the employees. The Tullett Subsidiaries claim compensatory damages of not less than $779 million and exemplary damages of not less than $500 million. The Tullett Subsidiaries also seek costs and permanent injunctions against the defendants.

The Tullett entities have requested that FINRA consolidate the FINRA Arbitration with the other actions commenced before FINRA by the individual brokers, as well as three additional actions commenced against BGC Financial by three brokers who were briefly employed there before returning to Tullett Liberty. The parties have agreed to have all of these actions adjudicated as part of a consolidated FINRA proceeding. On April 30, 2010, BGC submitted its response to the FASOC and the actions commenced by the individual brokers.

On October 22, 2009, Tullett filed a complaint in the United States District Court for the District of New Jersey against BGC captioned Tullett Prebon plc vs. BGC Partners, Inc. (the “New Jersey Action”). In the New Jersey Action, Tullett asserted claims relating to decisions made by approximately 81 brokers to terminate their employment with Tullett’s Subsidiaries and join BGC’s affiliates. In its complaint, Tullett made a number of allegations against BGC related to raiding, unfair competition, New Jersey RICO, and other claims arising from the brokers’ current or prospective employment by BGC’s affiliates. Tullett claimed compensatory damages against BGC in excess of $1 billion for various alleged injuries as well as exemplary damages. It also sought costs and an injunction against additional hirings. On December 21, 2009, BGC moved to dismiss the complaint in the New Jersey Action. Rather than contest the motion, Tullett filed its First Amended Complaint on January 11, 2010 (“Amended New Jersey Complaint”), which largely repeats the allegations of injury and the claims asserted in the initial complaint. The Amended New Jersey Complaint incorporates the damages sought in the FINRA Arbitration, repeats many of the allegations raised in the FINRA FASOC and also references hiring of employees of Tullett affiliates by BGC or BGC’s affiliates overseas, for which Tullett and/or its subsidiaries have filed suit outside of the United States, including one currently pending in the High Court in London and another action commenced by a Tullett affiliate against seven of our brokers in Hong Kong, on which we may have certain indemnity obligations. In the London action the High Court found liability for certain of BGC’s actions, has granted us leave to appeal some of its findings (which appeal is expected to be heard in the first quarter of 2011) and will hold a damages hearing thereafter. On February 11, 2010, BGC filed a motion to dismiss the Amended New Jersey Complaint, or in the alternative, to stay the action pending the resolution of the FINRA Arbitration. In that motion, BGC argues that Tullett lacks standing to pursue its claims, that the court lacks subject matter jurisdiction and that each of the causes of action in the Amended New Jersey Complaint fails to state a legally sufficient claim. BGC’s motion to dismiss has been fully briefed and we are awaiting a decision from the Court.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which we transact, that are used in lieu of margin and deposits with those clearing organizations. As of March 31, 2010, the Company was contingently liable for $51.3 million under these letters of credit.

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

17. Income Taxes

eSpeed was a U.S. corporation and reported and paid U.S. federal income taxes as well as taxes to other jurisdictions in which it or its subsidiaries conducted business. Historically, much of BGC Partners, LLC had operated through entities that were treated as partnerships for U.S. federal income tax purposes. As such, much of the income was not subject to U.S. federal and state income taxes because taxes related to income earned by partnerships represent obligations of the individual partners. BGC Partners, LLC did have certain companies that were incorporated and subject to U.S. federal, state and local income tax and they did report and pay U.S. federal, state and local income taxes. Outside the United States, BGC Partners, LLC had operated principally through subsidiary corporations subject to local income taxes. Prior to April 1, 2008, income taxes reported in the condensed consolidated financial statements for BGC Partners, LLC were primarily attributable to taxes incurred by its incorporated U.S. entities and by non-U.S. entities. Subsequent to the merger, the condensed consolidated financial statements of the Company include U.S. federal, state and local income taxes on its allocable share of the U.S. results of operations, giving effect to the post-merger structure, as well as taxes payable to jurisdictions outside the U.S. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership’s income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ liability or benefit is not reflected in the Company’s condensed consolidated financial statements. The tax related assets, liabilities, provisions or benefits included in the Company’s condensed consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not those assets will not be realized. No deferred U.S. federal income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Effective January 1, 2007, the Company, adopted FASB guidance Accounting For Uncertainty in Income Taxes. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of March 31, 2010, the Company had $4.5 million of unrecognized tax benefits all of which would affect the Company’s effective tax rate if recognized. During the three months ended March 31, 2010, the Company did not have any material changes with respect to interest and penalties. The Company does not anticipate any significant change in the total amount of unrecognized benefits (excluding interest and penalties) over the next twelve months.

18. Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2010, the U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the FSA and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of March 31, 2010, the European subsidiaries had financial resources in excess their requirements.

Certain other subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2010, $250.4 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $154.4 million.

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

Geographic Information

The Company offers products and services in the North America, South America, Europe, Asia (including Australia) and Middle East and Africa region (defined as the MEA region). Information regarding revenues for the three months ended March 31, 2010 and 2009, respectively, and information regarding long-lived assets (defined as forgivable loans, fixed assets, net of accumulated depreciation, investment, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in geographic areas as of March 31, 2010 and December 31, 2009, respectively, are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
United Kingdom	$147,987	$122,174
United States	102,954	73,715
France	32,088	43,942
Asia	48,883	38,427
Other Europe/MEA	7,204	4,883
Other Americas	8,035	773

Total revenues	$347,151	$283,914

	As of March 31,	As of December 31,
	2010	2009
Long-lived assets:
United Kingdom	$131,216	$127,616
United States	120,593	117,683
France	12,355	15,178
Asia	94,360	99,566
Other Europe/MEA	4,429	3,955
Other Americas	17,341	16,899

Total long-lived assets	$380,294	$380,897

20. Subsequent Events

First Quarter Dividend

On May 4, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share payable on May 28, 2010 to Class A and Class B common stockholders of record as of May 14, 2010.

Debt Agreement

On March 12, 2010, the Board of Directors of the Company authorized the Company or one of its subsidiaries to sell $150.0 million aggregate principal amount of 8.75% Convertible Senior Notes due 2015 to Cantor or any of its affiliates. On March 16, 2010, the Company and Cantor executed an agreement with respect to this transaction. In connection with the foregoing, on April 1, 2010 the Company, issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “Notes”) in a private placement transaction with Cantor. In connection with the issuance of the Notes, the Company entered into an Indenture Agreement, dated April 1, 2010, with Wells Fargo Bank, National Association, as trustee (the “Indenture”) as amended on May 4, 2010.

The Company used the proceeds from the issuance of the Notes to repay at maturity $150.0 million aggregate principal amount of senior notes due April 1, 2010.

Stock Issuances

On April 22, 2010, the Company issued an aggregate of 76,845 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of 34,741 of exchangeable limited partnership units and 42,104 exchangeable founding partner units issued by the Company to such founding partners on April 1, 2008. This issuance did not change the amount of fully diluted shares outstanding.

As previously reported, on April 1, 2008 the Company issued an aggregate of 133,860,000 shares of its Class A common stock and Class B common stock and rights to acquire shares of its Class A common stock and Class B common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. As also previously reported, certain of those rights to acquire were issued in the merger to certain former partners of Cantor who became founding partners of BGC Holdings in connection with the separation and now underlie exchangeable founding partner units of BGC Holdings. On April 26 and May 6, 2010, the Company issued an aggregate of 1,101,376 shares of its Class A common stock to certain founding partners upon exchange of exchangeable founding partner units. The Company’s issuance of the 1,101,376 shares was in fulfillment of the exchange rights to acquire such shares issued by the Company to such persons on April 1, 2008. An aggregate of 607,902 of these shares of Class A common stock were donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the Company’s 2009 Charity Day. This issuance did not change the amount of fully diluted shares outstanding.

On May 6, 2010, BGC Partners, Inc. filed a $100.0 million Shelf Registration Statement on Form S-3 with the SEC.

Stock Repurchases

On April 26, 2010, the Company repurchased 607,902 shares of its Class A common stock for an aggregate purchase price of approximately $4.0 million. These 607,902 shares of Class A Common Stock issued by the Company, as described above, were donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the Company’s 2009 Charity Day.

As of April 26, 2010, the Company had approximately $15.0 million available under its original $100 million stock repurchase program. On May 4, 2010, the Company’s Board of Directors authorized an $85 million increase in BGC Partners’ repurchase authorization, bringing the total amount available for future repurchases back to $100 million.

Redemption of Founding/Working Partner Units

On April 6, 2010, BGC Holdings redeemed an aggregate 324,606 founding/working partner units held by four former founding partners and Cantor exercised its right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings Cantor units as follows: (i) 77,296 Cantor units at a price of $2.55 per unit; (ii) 78,896 Cantor units at a price of $3.25 per unit; (iii) 143,150 Cantor units at a price of $3.96 per unit and (iv) 25,264 Cantor units at a price of $3.96 per unit. In total, the 324,606 Cantor units were purchased for a weighted average price of approximately $3.45 per unit. As a result of these purchases, as of the date of this filing, Cantor beneficially owns an aggregate 67,533,290 BGC Holdings Cantor units. Upon the redemption of any other of the founding partners’ BGC Holdings founding/working partner units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings Cantor units pursuant to terms yet to be determined.

Conversion of Shares

On May 6, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. On the following day, Cantor transferred an aggregate of 554,947 shares of Class A common stock to certain founding partners and one terminated partner of BGC and certain retained partners of Cantor. These shares were distribution rights shares distributable by Cantor over time beginning on April 1, 2008.

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

•

our relationship with Cantor Fitzgerald, L.P. and its affiliates and any related conflicts of interest, competition for and retention of brokers and other managers and key employees, support for liquidity and capital and other relationships, including Cantor’s holding of convertible notes;

•	economic or geopolitical conditions or uncertainties;

•	the extensive regulation of the our businesses, changes in regulations relating to the financial services industry, and risks relating to compliance matters;

•	factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk, counterparty failure, and the impact of fraud and unauthorized trading;

•

the costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received in connection with intellectual property, as well as employment or other litigation and their related costs;

•

certain financial risks, including the possibility of future losses and negative cash flow from operations, potential liquidity and other risks relating to the ability to obtain financing or refinancing of existing debt and risks of the resulting leverage, as well as interest and currency rate fluctuations;

•

our ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services and to secure and maintain market share;

•

our ability to enter into marketing and strategic alliances and other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and the integration of any completed transactions;

•	our ability to hire new personnel;

•	our ability to expand the use of technology for hybrid and fully electronic trading;

•	our ability to effectively manage any growth that may be achieved;

•

financial reporting, accounting and internal control factors, including identification of any material weaknesses in our internal controls and our ability to prepare historical and pro forma financial statements and reports in a timely manner;

•	the effectiveness of risk management policies and procedures and the impact of unexpected market moves and similar events;

•

our ability to meet expectations with respect to payment of dividends and repurchases of our common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, and our employees; and

•	the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC and other subsequent updates.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2010 and 2009. This discussion is provided to increase the understanding of, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Report.

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

During the second half of 2008, and the first three quarters of 2009, the continuing credit crisis and ensuing global economic slowdown resulted in consolidation among some of the larger market participants. For much of this period, most of our largest customers and their clients curtailed risk taking, de-levered, and/or saw a decline in trading activity across many of their products. As a result, during this period, there was an industry-wide slowdown in growth or outright decline in the volumes for many of the OTC and listed products we broker. At the same time, the continued high volatility by historical standards and decrease in the number of market participants led to widening bid-ask spreads in certain markets.

The revenues generated by sales and trading arms of our largest customers are more correlated with wider spreads than are the revenues of financial intermediaries such as exchanges and IDBs. Because revenues for the latter tend to be more correlated to volumes than spreads, the net results of the credit crisis has been strong year over year revenue growth in 2009 for the sales and trading arms of our largest customers coupled with lower year-over-year revenues for many financial intermediaries including BGC Partners and its four publicly traded IDB competitors. Beginning in December 2009, and continuing into the first three months of 2010, industry wide volumes for many of the products we broker increased year-over-year. At the same time, our largest customers continue to report strong sales and trading revenues. As a result of this improvement in market conditions, the business environment for BGC Partners, has improved. We cannot be certain how long these more favorable conditions will persist, however.

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

Finally, regulators and legislators in the U.S. and E.U. continue to craft new laws and regulations for the global OTC derivatives markets. The proposals have mainly called for additional transparency, position limits and collateral or capital requirements, as well as for central clearing of most standardized derivatives. In addition, there are several competing proposals dealing with how our largest customers are structured and do business. We believe that uncertainty around the final form such new rules might take, may have negatively impacted trading volumes in certain markets in which we broker. However, based on the main proposals discussed so far, we believe that the overall impact on revenues and profitability for the largest IDBs, including BGC, would most likely be roughly neutral.

Financial Highlights

Total revenues were $347.2 million and $283.9 million for the three months ended March 31, 2010 and 2009, respectively, representing a 22.3% increase. The main factors contributing to this increase are:

•	An overall increase in volumes in many of the markets in which we provide brokerage services.

•

An increase in brokerage revenues associated with rates products which was primarily attributable to strong sovereign debt issuance and the resulting industry wide increases in the volumes of both interest rate swaps and government bonds.

•	Overall foreign exchange volumes rebounded globally as the credit crisis abated.

•	An increase in our front-office personnel from 1,303 at March 31, 2009 to 1,551 at March 31, 2010

•	Continued selective expansion into the global markets including new offices in Brazil and Moscow.

•

A continued focus on, and investment in, growing areas that complement our existing brokerage services, equities and other asset classes, particularly cash equities and equity derivatives, for which revenues increased to $45.5 million for the three months ended March 31, 2010 as compared to $26.3 million for the three months ended March 31, 2009.

•

Revenues related to fully electronic trading increased 57.9% to $31.3 million for the three months ended March 31, 2010 driven by significant increases in fully electronic revenues from foreign exchange and credit brokerage. For the three months ended March 31, 2010 this includes $25.7 million in brokerage revenues and $5.6 million in fees from related parties.

These factors were partially offset by the following:

•	Credit revenues decreased slightly year-on-year, primarily due to an industry-wide decline in credit derivative trading partially offset by strength in sovereign credit defaults swap activity.

Our results for the three months ended March 31, 2010 were impacted by our global compensation restructuring program. During the quarter, we began a program to enhance our employment arrangements by leveraging our unique partnership structure. Participating partners generally agreed to extend the lengths of their employment agreements and to other contractual modifications sought by the Company. These partners also generally agreed to accept a larger portion of their compensation in partnership units. As part of this program, BGC Partners redeemed 4.6 million limited partnership units for $28.4 million in cash. Redeeming units for cash provides employees with liquidity while minimizing transaction costs and potential market disruption, and gives us another mechanism to reduce fully diluted share count. In addition during the quarter we completed our global compensation restructuring related to the modification of pre-merger employee contractual arrangements. As a result of these programs, the Company incurred additional compensation expenses for the quarter. (see Note 15 Compensation in the condensed consolidated statement of operations for more information regarding these expenses).

We believe the overall performance of the Company will continue to improve as we increase revenues generated from fully electronic trading, extend our employment agreements, and increase the percentage of compensation partners receive in the form of restricted partnership units. As a result, we expect to increase the amount of cash available for dividends and share repurchases.

Taken together, we believe that these developments will further improve BGC’s competitive position in the marketplace and improve employee retention.

For the three months ended March 31, 2010, we had a net loss of $4.2 million compared to net income of $8.1 million for the three months ended March 31, 2009. Compensation and employee benefits expense increased by $90.8 million, or 50.2%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase arose from the completion of a global compensation restructuring program related to the modification of pre-merger employee contractual arrangements which resulted in a $41.3 million one-time, non-recurring charge recorded in the current quarter, and a $15.7 million charge in the current quarter relating to the redemption of FPUs and limited partnership units. Also contributing to this increase in compensation expense was our year-on-year growth in brokerage revenues which increased $61.6 million to $325.2 million for the three months ended March 31, 2010.

Results of Operations

The following table sets forth BGC’s Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010		2009
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$222,033	64.0%	$172,280	60.7%
Principal transactions	103,128	29.6	91,261	32.1

Total brokerage revenues	325,161	93.6	263,541	92.8
Fees from related parties	15,926	4.6	14,924	5.3
Market data	4,387	1.3	4,462	1.6
Software solutions	1,752	0.5	1,498	0.5
Interest income	672	0.2	1,312	0.5
Other revenues	1,002	0.3	320	0.1
Losses on equity investments	(1,749)	(0.5)	(2,143)	(0.8)

Total revenues	347,151	100.0	283,914	100.0
Expenses:
Compensation and employee benefits	271,688	78.3	175,837	61.9
Allocation of net income to limited partnership interests in BGC Holdings	—	—	5,079	1.8

Total compensation and employee benefits	271,688	78.3	180,916	63.7
Occupancy and equipment	28,128	8.1	25,824	9.1
Fees to related parties	4,034	1.2	4,335	1.5
Professional and consulting fees	10,069	2.9	7,484	2.6
Communications	19,068	5.5	15,324	5.4
Selling and promotion	15,917	4.6	15,004	5.3
Commissions and floor brokerage	4,887	1.4	3,675	1.3
Interest expense	2,911	0.8	2,397	0.8
Other expenses	4,389	1.3	7,630	2.7

Total expenses	361,091	104.1	262,589	92.4

(Loss) income from continuing operations before income taxes	(13,940)	(4.1)	21,325	7.6
(Benefit) provision for income taxes	(2,987)	(0.9)	7,031	2.5
Consolidated net (loss) income from continuing operations	(10,953)	(3.2)	14,294	5.1

Less: Net (loss) income attributable to noncontrolling interest in subsidiaries	(6,742)	(1.9)	6,214	2.2

Net (loss) income available to common stockholders	$(4,211)	(1.3)%	$8,080	2.9%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

Brokerage Revenues

Total brokerage revenues increased by $61.6 million, or 23.4%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Commission revenues increased by $49.8 million, or 28.9%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Principal transactions revenues increased by $11.9 million, or 13.0%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

The increase in rates revenues of $31.4 million was primarily driven by market share gains and an increase in industry-wide market turnover in interest rate products. For example, during the first quarter of 2010, volumes for CME U.S. Treasury futures, CME Eurodollar contracts, and trading by U.S. Federal Reserve primary dealers were up 74.4%, 26.8%, and 32.2%, respectively. In addition, our largest clients continue to report strong sales and trading revenues.

Revenues from Equities and other asset classes increased by $19.2 million due to our continued growth in equity products across all geographies.

Foreign exchange revenues increased by $12.7 million as the credit crisis abated.

The decrease in credit brokerage revenues of $1.7 million was primarily due to an industry-wide decline in credit derivative trading, primarily offset by strength in sovereign credit defaults swap activity.

Fees from Related Parties

Fees from related parties increased by $1.0 million, or 6.7%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase was related to ELX which went live in July of 2009.

Market Data

Market data revenues decreased by $0.1 million, or 1.7%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Software Solutions

Software solutions revenues increased by $0.3 million, or 17.0%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase was driven by KLEOS business services.

Interest Income

Interest income decreased by $0.6 million, or 48.8%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was primarily due to lower yields on investments of our excess cash in money markets.

Other Revenues

Other revenues increased by $0.7 million, or 213.1%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase was primarily driven by a dividend received on our investment in the London Clearing House (LCH).

Losses on Equity Investments

Losses on equity investments decreased by $0.4 million, or 18.4%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was primarily driven by a reduction in our share of losses in non-consolidated investments, including Aqua and ELX.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $90.8 million, or 50.2%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase arose from the completion of a global compensation restructuring related to the modification of pre-merger employee contractual arrangements which resulted in a $41.3 million one-time, non-recurring charge recorded in the current quarter, and a $15.7 million charge in the current quarter relating to the redemption of FPUs and limited partnership units. Also contributing to this increase in compensation expense was our year-on-year growth in brokerage revenues which increased $61.6 million to $325.2 million for the three months ended March 31, 2010.

Allocation of Income to Limited Partnership Interests in BGC Holdings

There was no allocation of income to limited partnership interests in BGC Holdings for the three months ended March 31, 2010 because there was a net loss for the period. The allocation of income to limited partnership interests in BGC Holdings for the three months ended March 31, 2009 was $5.1 million. The recognition of the allocation to founding/working partners units is related to the recapitalization in conjunction with the merger.

Occupancy and Equipment

Occupancy and equipment expense increased by $2.3 million, or 8.9%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase was primarily due to an increase in non-capitalized equipment and an increase in our overall headcount.

Fees to Related Parties

Fees to related parties decreased by $0.3 million, or 6.9%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was primarily due to lower back-office allocations from Cantor during the three months ended March 31, 2010.

Professional and Consulting Fees

Professional and consulting fees increased by $2.6 million, or 34.5%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase was primarily due to increased legal costs during the three months ended March 31, 2010,

Communications

Communications expense increased by $3.7 million, or 24.4%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. As a percentage of total revenues, communications remained relatively unchanged at approximately 5.4% across the two periods.

Selling and Promotion

Selling and promotion expense increased by $0.9 million, or 6.1%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. As a percentage of total revenues, selling and promotion expense was 4.6% and 5.3% for the three months ended March 31, 2010 and March 31, 2009, respectively.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $1.2 million, or 33.0% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2010. This increase was primarily driven by increased volumes during the three months ended March 31, 2010.

Interest Expense

Interest expense increased by $0.5 million, or 21.4%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase was primarily due to the interest expense associated with the secured loan agreement entered into in September 2009.

Other Expenses

Other expenses decreased by $3.2 million, or 42.5%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was primarily due to miscellaneous non-operating expenses recorded in the three months ended March 31, 2009.

Noncontrolling Interest in Subsidiaries

Noncontrolling interest in subsidiaries decreased by $13.0 million, or 208.5%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was due to a decrease of $13.5 million attributable to Cantor’s interest in BGC Holdings which was partially offset by a $0.6 million increase in the income attributable to Cantor’s interest in Tower Bridge. The decrease attributable to Cantor’s interest in BGC Holdings was due to the recognition of $6.8 million in loss attributable to Cantor’s interest in BGC Holdings in the first three months of 2010 compared to the recognition of $6.7 million in profit attributable to Cantor’s interest in BGC Holdings in the first three months of 2009. The loss allocated to Cantor in the first three months of 2010 represented the allocation for limited partnership interests in BGC Holdings. In the first three months of 2009, the income allocated to Cantor was based on Cantor’s pro-rata economic ownership, which averaged 33.9% during the quarter.

Provision for Income Taxes

Provision for income taxes decreased by $10.0 million, or 142.5%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Income taxes decreased due to the recognition of a net loss during the three months ended March 31, 2010. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Seasonality

The IDB business is affected by seasonality. Summer vacations across the trading community, especially in August, generally reduce volumes in the third quarter. Thanksgiving in the U.S., as well as the Christmas and New Years Holidays tend to constrain volumes in the fourth quarter. BGC does not believe that seasonality impacts any one product category more than any other. However, overall market volumes and volatility changes and fluctuations in major currencies against the U.S. dollar, quarter-to-quarter, can magnify or offset seasonality.

Quarterly Results of Operations

The following table sets forth, our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(in thousands)
Revenues:
Commissions	$222,033	$182,014	$175,219	$164,305	$172,280	$179,144	$225,482	$212,541
Principal transactions	103,128	91,460	90,608	106,438	91,261	80,614	48,832	66,062
Fees from related parties	15,926	15,776	14,945	13,232	14,924	17,205	19,409	18,599
Market data	4,387	4,265	4,824	4,402	4,462	3,917	4,842	5,101
Software solutions	1,752	1,392	1,759	2,770	1,498	2,134	2,109	1,454
Interest income	672	3,049	2,189	702	1,312	3,010	1,019	3,931
Other revenues	1,002	1,822	1,642	2,139	320	1,545	1,085	(940)
Losses on equity investments	(1,749)	(2,945)	(1,747)	(1,852)	(2,143)	(2,087)	(1,910)	(1,276)

Total revenues	347,151	296,833	289,439	292,136	283,914	285,482	300,868	305,472
Expenses:
Compensation and employee benefits	271,688	187,232	181,479	180,591	175,837	190,208	177,739	176,921
Allocation of income to limited partnership interests in BGC Holdings	—	3,735	1,727	6,190	5,079	—	4,015	7,385

Total compensation and employee benefits	271,688	190,967	183,206	186,781	180,916	190,208	181,754	184,306
Occupancy and equipment	28,128	27,015	27,653	27,522	25,824	26,723	25,686	28,775
Fees to related parties	4,034	3,410	3,208	2,929	4,335	2,731	2,883	3,140
Professional and consulting fees	10,069	12,709	6,852	7,305	7,484	9,207	15,460	11,803
Communications	19,068	18,178	16,880	15,646	15,324	15,696	17,459	17,041
Selling and promotion	15,917	15,250	14,432	12,751	15,004	15,520	16,262	15,070
Commissions and floor brokerage	4,887	4,702	4,084	4,075	3,675	11,284	3,418	6,185
Interest expense	2,911	2,535	2,476	2,512	2,397	5,442	2,217	3,628
Other expenses	4,389	8,584	22,593	10,990	7,630	9,347	17,603	3,391

Total expenses	361,091	283,350	281,384	270,511	262,589	286,158	282,742	273,339
(Loss) Income from continuing operations before income taxes	(13,940)	13,483	8,055	21,625	21,325	(676)	18,126	32,133
(Benefit )provision for income taxes	(2,987)	6,390	3,310	6,944	7,031	(1,440)	4,762	8,723

Consolidated net (loss) income	(10,953)	7,093	4,745	14,681	14,294	764	13,364	23,410

Less: Net (loss) income attributable to noncontrolling interest in subsidiaries	(6,742)	5,391	2,570	6,613	6,214	777	6,511	11,426

Net (loss) income available to common stockholders	$(4,211)	$1,702	$2,175	$8,068	$8,080	$(13)	$6,853	$11,984

The tables below detail our brokerage revenues by product category (in thousands):

	For the three months ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Brokerage revenue by product (actual results):
Rates	$145,350	$125,946	$125,861	$117,467	$113,947	$106,645	$129,482	$131,714
Credit	89,680	70,388	78,893	90,768	91,334	83,258	67,923	69,114
Equities and other asset classes	45,466	38,675	25,262	32,245	26,302	29,198	25,795	32,341
Foreign exchange	44,665	38,465	35,811	30,263	31,958	40,657	51,114	45,434

Total brokerage revenues	$325,161	$273,474	$265,827	$270,743	$263,541	$259,758	$274,314	$278,603

Brokerage revenue by product (percentage):
Rates	44.7%	46.1%	47.3%	43.4%	43.2%	41.1%	47.2%	47.3%
Credit	27.6	25.7	29.7	33.5	34.7	32.0	24.8	24.8
Foreign exchange	13.7	14.1	13.5	11.2	12.1	15.7	18.6	16.3
Equities and Other asset classes	14.0	14.1	9.5	11.9	10.0	11.2	9.4	11.6

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$299,462	$251,775	$245,179	$252,918	$248,353	$244,298	$255,142	$262,195
Fully electronic	25,699	21,699	20,648	17,825	15,188	15,460	19,172	16,408

Total brokerage revenues	$325,161	$273,474	$265,827	$270,743	$263,541	$259,758	$274,314	$278,603

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	92.1%	92.1%	92.2%	93.4%	94.2%	94.0%	93.0%	94.1%
Fully electronic	7.9	7.9	7.8	6.6	5.8	6.0	7.0	5.9

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer term funding (equity and long term debt) is held to support the less liquid assets. Total assets at March 31, 2010 were $1.92 billion, an increase of 31.2% as compared to December 31, 2009. The growth in total assets was driven primarily by increases in receivables from brokers, dealers and clearing organizations, and accrued commissions receivable. We maintain a comparatively large portion of our assets in cash, with cash and cash equivalents at March 31, 2010 at $389.3 million.

Funding

Our funding base consists of longer term capital (equity, notes payable and collateralized borrowings) and shorter-term liabilities/accruals that are a natural outgrowth of specific assets and/or the business model, such as matched fails and accrued commission compensation. We have limited need for and use of short-term unsecured funding. Contingent liquidity needs are largely limited to unsecured letters of credit used to meet clearinghouse/exchange margins. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances substantially exceed unsecured letters of credit and there are no debt maturities in the next twelve months. All of the cash on the balance sheet, some of which is held at regulated broker dealer subsidiaries, would not necessarily be available to meet potential liquidity needs. However, cash in and available to the specific regulated entity supported by the unsecured letter of credit exceeds the letter of credit amount.

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

Subsequent to the quarter end March 31, 2010, BGC effectively refinanced $150.0 million in senior notes payable via issuance of Convertible Senior Notes to Cantor. The details of this are provided in the “Notes Payable and Collateralized Borrowings” section below. On May 6, 2010, we filed a $100.0 million Shelf Registration Statement on Form S-3 with the SEC. We intend to use the net proceeds from the sale of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, and repurchases of shares of Class A common stock or redemptions of founding/working partner units and limited partnership units in BGC Holdings or other equity interests in our subsidiaries from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. Besides general corporate purposes, this registration along with our share buy-back authorization is designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units for cash and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration to replace all or a portion of the shares that have been previously sold.

To the extent available, from time to time, we may also contribute a portion of the net proceeds to us from the sale of Class A shares to BGC U.S. and/or BGC Global in exchange for BGC U.S. limited partnership interests and/or BGC Global limited partnership interests, in each case on a one-for-one basis (subject to customary anti-dilution adjustments). BGC U.S. and BGC Global intend to use the net proceeds they receive from us, if any, for various purposes, including for general partnership purposes, including potential strategic alliances, acquisitions, joint ventures or broker hires. In addition, from time to time, we have evaluated and we expect to continue to evaluate and potentially pursue possible strategic alliances, acquisitions, joint ventures or broker hires.

We may raise additional funds from time to time through equity or debt financing, including borrowings under credit facilities, to finance our business and operations.

Tangible equity

Tangible equity, which we define as “redeemable partnership interest”, Cantor’s “noncontrolling interest in subsidiaries” and “total stockholders equity” less “goodwill and intangibles”, was $303 million as of March 31, 2010. This compares to $409 million as of June 30, 2008.

During the period from June 30, 2008 to March 31, 2010, tangible equity was impacted primarily by: Class A common share repurchases and partnership unit redemptions, a one-time, non-recurring GAAP charge and an increase in goodwill stemming from our Brazil acquisition (Liquidez) as follows:

1.	Over the period the company repurchased 10.2 million shares of Class A Common Stock for $39 million at an average price of $3.85. In addition the firm redeemed 4.6 million Partnership Units at a cost of $29 million at an average price of $6.17. This total cost of $68 million was partially offset by $16 million of net earnings retained by the Company, (not distributed), resulting in a total net reduction of tangible equity of $52 million.

2.	The Company incurred a one-time, non-recurring GAAP charge of $41.3 million in the three months ending March 31, 2010 relating to the modification of pre-merger employee contractual arrangements.

3.	During the period the Company acquired Liquidez which resulted in additional goodwill of $12 million.

While there were other factors impacting tangible equity they were, during this period, generally offsetting.

Without regard to other factors, we do not expect our distribution policy to have a material impact on our tangible equity, measured with respect to a given quarter.

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

	Long-Term Rating	Outlook
Moody’s Investor Service	Ba1	Stable

Standard & Poor’s	BBB-	Stable

Fitch Rating’s Inc	BBB	Stable

Cash Flows

Net cash used by operating activities was $23.3 million for the three months ended March 31, 2010, compared to net cash provided by operating activities of $124.4 million for the three months ended March 31, 2009, a decrease of $147.7 million.

This decrease was primarily due to a decrease in consolidated net income of $25.2 million, a decrease in non-cash adjustments to net income of $11.1 million, and a decrease in cash provided from changes in operating assets and liabilities in the amount of $111.4. The latter decrease resulted primarily from a reduction in reverse repurchase agreement with related parties in the amount of $88 million in the first three months of 2009 and an increase in accrued commissions receivable in the amount of $37.6 million due to higher revenues in the first three months of 2010 relative to the first three months of 2009.

Net cash used in investing activities was $17.9 million for the three months ended March 31, 2010, compared to net cash used in investing activities of $11.2 million for the three months ended March 31, 2009, an increase of $6.7 million. This increase was primarily due to increased purchases of fixed assets in the three months ended March 31, 2010.

Net cash used in financing activities was $32.7 million for the three months ended March 31, 2010, compared to net used in financing activities of $15.1 million for the three months ended March 31, 2009, an increase of $17.6 million. This income was due to the redemption of FPUs in the first three months of 2010 in the amount of $12.9 million, and an increase in treasury stock repurchases. The Company repurchased $13.4 and $6.7 million of treasury stock in the three months ended March 31, 2010 and 2009, respectively.

Notes Payable and Collateralized Borrowings

On April 1, 2010 BGC Holdings L.P. (“BGC Holdings”), a subsidiary of the Company, issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “BGC Holdings Notes”) to Cantor in a private placement transaction. On April 1, 2010, BGC Holdings lent the proceeds from the issuance of the BGC Holdings Notes to the Company in exchange for $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “BGCP Notes” and, together with the BGC Holdings Notes, the “Notes”) on substantially the same economic terms as the BGC Holdings Notes. In connection with the issuance of the BGCP Notes, the Company entered into an Indenture, dated April 1, 2010, with Wells Fargo Bank, National Association, as trustee (the “Indenture”) which was amended on May 4, 2010 with a Supplemental Indenture.

The Company lent the proceeds from the issuance of the BGCP Notes to its operating subsidiary, BGC Partners, L.P. (“BGC U.S.”). BGC U.S. used the proceeds to repay at maturity $150.0 million aggregate principal amount of senior notes due April 1, 2010.

The Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of BGC Holdings and the Company, respectively. The Notes bear an annual interest rate of 8.75%, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. The Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

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

As of March 31, 2010, $250.4 million of net assets were held by regulated subsidiaries. As of March 31, 2010, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $154.4 million.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $100.0 million of outstanding Class A common stock.

Stock repurchase activity for the three months ended March 31, 2010 was as follows:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2010 – January 31, 2010	—	$—	—	$32,412,817
February 1, 2010 – February 28, 2010	—	$—	—	$32,412,817
March 1, 2010 – March 31, 2010	2,319,731	$5.76	2,319,731	$19,041,380

During the three months ended March 31, 2010, the Company repurchased 2,319,731 shares of Class A Common Stock at an aggregate purchase price of approximately $13.4 million.

On April 26, 2010, the Company repurchased 607,902 shares of its Class A common stock for an aggregate purchase price of approximately $4.0 million. These 607,902 shares of Class A common stock issued by the Company, as described below, were donated to The Cantor Fitzgerald Relief Fund by certain founding partners.

As of April 26, 2010, the Company had approximately $15.0 million available under its original $100 million stock repurchase program. On May 4, 2010, the Company’s Board of Directors authorized an $85 million increase in BGC Partners’ repurchase authorization, bringing the total amount available for future repurchases back to $100 million.

BGC Holdings Partnership Interest Redemptions

During the three months ended March 31, 2010, the Company, as part of its redemption and compensation restructuring program (see Note 15. Compensation, for more information), redeemed approximately 2.4 million limited partnership units having an aggregate notional post-termination payment amount of approximately $36.1 million in exchange for a combination of cash, and common Class A shares. Of the limited partnership units redeemed, 2.4 million were redeemed for $14.8 million in cash, and 22,557 were redeemed for common Class A shares. This initial phase of the program also involved the redemption of approximately 2.3 million Founding Partner Units for approximately $13.6 million in cash and 13,125 shares were redeemed for Class A common stock. The cash payments for limited partnership units, and Founding Partner Units reflected a redemption price of $5.99 plus applicable redemption-related local taxes, resulting in an average effective price paid by the Company of $6.17 per unit.

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

During the three months ended March 31, 2010 the Company issued an aggregate of 1,433,811 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partnership units in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. All of these shares became eligible for sale beginning on when the Company’s restrictions on employee stock transactions are lifted. This issuance did not change the amount of fully diluted shares outstanding.

On April 22, 2010, the Company issued an aggregate of 76,845 shares of its Class A common stock to founding partners of BGC Holdings upon exchange of 34,741 units of exchangeable limited partnership units and 42,104 units of exchangeable founding partner units issued by the Company to such founding partners on April 1, 2008. This issuance did not change the amount of fully diluted shares outstanding.

As previously reported, on April 1, 2008 the Company issued an aggregate of 133,860,000 shares of its Class A common stock and Class B common stock and rights to acquire shares of its Class A common stock and Class B common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. As also previously reported, certain of those rights to acquire were issued in the merger to certain former partners of Cantor who became founding partners of BGC Holdings in connection with the separation and now underlie exchangeable founding partner units of BGC Holdings. On April 26 and May 6, 2010, the Company issued an aggregate of 1,101,376 shares of its Class A common stock to certain founding partners upon exchange of exchangeable founding partner units. The Company’s issuance of the 1,101,376 shares was in fulfillment of the exchange rights to acquire such shares issued by the Company to such persons on April 1, 2008. An aggregate of 607,902 of these shares of Class A common stock were donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the Company’s 2009 Charity Day. This issuance did not change the number of fully diluted shares outstanding.

On May 6, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. On the following day, Cantor transferred an aggregate of 554,947 shares of Class A common stock to certain founding partners and one terminated partner of BGC and certain retained partners of Cantor. These shares were distribution rights shares distributable by Cantor over time beginning on April 1, 2008. This issuance did not change the amount of fully diluted shares outstanding.

Given the net loss during the three months ended March 31, 2010, our fully diluted share count excluded limited partnership interests in BGC Holdings and RSUs as the effect would have been anti-dilutive. If we had earned net income during the quarter, our fully diluted weighted average share count for the quarter ended March 31, 2010 would have been as follows (in millions):

Common stock outstanding	82.9
Limited Partnership Interests in BGC Holdings	137.2
RSUs (Treasury stock method)	2.5

Total	222.6

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	1Q 2010	4Q 2009	3Q 2009	2Q 2009	1Q 2009
Volume (in billions)
Fully Electronic—Rates—(1)	$11,557	$10,916	$9,703	$9,552	$7,758
Fully Electronic—Credit & FX—(2)	762	816	715	232	148

Total Fully Electronic Volume	12,319	11,732	10,418	9,784	7,906

Total Hybrid Volume (3)	33,073	27,704	19,745	18,637	19,914

Total Fully Electronic and Hybrid Volume (4)	$45,392	$39,436	$30,163	$28,421	$27,820

Transaction Count (in thousands, except for days)
Fully Electronic—Rates—(1)	3,731	3,625	3,513	3,506	2,748
Fully Electronic—Credit & FX—(2)	354	418	306	120	77

Total Fully Electronic Transactions	4,085	4,043	3,819	3,626	2,825

Total Hybrid Transactions	561	410	352	337	301

Total Transactions	4,646	4,453	4,171	3,963	3,126

Trading Days	61	63	64	63	61

(1)	Defined as U.S. Treasuries, Canadian Sovereigns and European Government Bonds, Interest Rate Swaps, Repos and Futures. CBOT Futures volume calculated based on per contract notional value of $200,000.
(2)	Defined as Foreign Exchange Options, Credit Default Swaps, Foreign Exchange Non-Deliverable Forwards and Foreign Exchange Spot.
(3)	Defined as notional volume from hybrid transactions conducted by BGC brokers using the eSpeed system, exclusive of voice-only transactions.
(4)	The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on the Company’s total fully electronic or hybrid volumes or on BGC Partners revenues related to fully electronic trading, overall revenues, or earnings for either GAAP or distributable earnings purposes.

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

Quarterly Market Activity

Fully electronic volume on the eSpeed and BGC Trader system, including new products, was $11.6 trillion for the three months ended March 31, 2010 up 49.0% from $7.8 trillion for the three months ended March 31, 2009. Our combined voice-assisted and screen-assisted volume for the three months ended March 31, 2010 was $45.4 trillion, up 63.2% from $27.8 trillion for the three months ended March 31, 2009.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at March 31, 2010 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$128,058	$24,672	$33,728	$30,088	$39,570
Notes payable and collateralized obligations (2)	166,144	156,070	10,074	—	—
Interest on notes payable (2)	1,741	1,084	657	—	—

Total contractual obligations	$295,943	$181,826	$44,459	$30,088	$39,570

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $26.6 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes Payable and collateralized obligations reflects the issuance of $150.0 million of Senior Notes and $16.1 million of a secured loan arrangement with General Electric Capital Corporation. See Note 14, Notes Payable and Collateralized Borrowings, in BGC Partners’ Inc.’s condensed consolidated financial statements as of March 31, 2010 for more information regarding these obligations, including timing of payments and compliance with debt covenants.

Off-Balance Sheet Arrangements

As of March 31, 2010 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Pronouncements

See Note 1 Organization and Basis of Presentation to the condensed consolidated financial statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for information regarding recently adopted accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. On-going credit monitoring procedures include reviewing periodic financial statements and publicly available information on the client, collecting data from credit rating agencies, where available, to assess the on-going financial condition of the client. For transactions conducted through the eSpeed and BGC Trader electronic trading platform, BGC Partners has developed and utilizes an electronic credit monitoring system which measures and controls credit usage, including the ability to prohibit execution of trades that would exceed risk limits and permit only risk reducing trades.

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

The number of matched principal trades BGC Partners executes has continued to grow as compared to prior years. Receivables from brokers, dealers and clearing organizations and payables to brokers, dealers and clearing organizations on the Company’s condensed consolidated statements of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC Partners’ experience has been that substantially all of these transactions ultimately settle at the contracted amounts.

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

Our risk management procedures and strict limits are designed to monitor and limit the risk of unintended loss and have been effective in the past. However, there is no assurance that these procedures and limits will be effective at limiting unanticipated losses in the future. Adverse movements in the securities positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on BGC Partners’ condensed consolidated financial condition and results of operations for any particular reporting period.

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

Foreign Currency Risk

BGC Partners is exposed to risks associated with changes in foreign exchange rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of the Company’s revenues and expenses in particular with regard to British Pounds and Euros. In addition changes in the remeasurement of BGC Partners’ foreign currency denominated net assets are recorded as part of its results of operations and fluctuate with changes in foreign currency rates. BGC monitors the net exposure in foreign currencies on a daily basis and hedges it’s exposure as deemed appropriate with highly rated major financial institutions.

Interest Rate Risk

BGC Partners had $166.1 million in fixed-rate debt outstanding as of March 31, 2010. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, summarized, accumulated and communicated to its management, including its Chairman and Chief Executive Officer and it’s Chief Financial Officer, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the description of Legal Proceedings in Note 16 “Commitments, Contingencies and Guarantees” to the condensed consolidated financial statements included in Item 1 of Part I this Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

There are no material changes in our risk factors from those disclosed in our 2009 annual report on Form 10-K except as set forth below. See “Risk Factors” in Part I, Item 1A of our 2009 annual report on Form 10-K.

Our revenues and profitability could be reduced or otherwise adversely affected by pricing plans relating to commissions and fees on our trading platform.

We negotiate from time to time with certain customers (including many of our largest customers) to enter into customized volume discount pricing plans. While the pricing plans are designed to encourage customers to be more active on our electronic trading platform, they reduce the amount of commissions payable to us by certain of our most active customers for certain products, which could reduce our revenues and constrain our profitability. From time to time, these pricing plans come up for renewal. Failure of a number of our larger customers to enter into renewed agreements, or agreements on terms as favorable as existing agreements, could have a material adverse effect on volumes on our electronic trading platform, the commissions payable to us, our revenues or our profitability.

Our business, financial condition and results of operations could be adversely affected by new regulations or laws or by changes in other regulations or laws or the application thereof.

The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are currently pending in the United States Congress and are periodically introduced in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. In light of current conditions in the U.S. and global financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. We are unable to predict whether any of these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

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

        The brokerage and financial services industries are intensely competitive, and are expected to remain so. We primarily compete with four major, diversified inter-dealer brokers and financial intermediaries. These inter-dealer brokers are ICAP plc, Tullett Prebon plc, GFI Group Inc. and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. Other inter-dealer broker and financial intermediary competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies. We also compete with companies that provide alternative products, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities and other securities. We increasingly compete with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, options and options on futures. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution. We also compete with consortia, such as Tradeweb and Dealerweb, which are created or funded from time to time by banks, broker dealers and other companies involved in financial services, such as Thomson Reuters to compete in various markets with exchanges and inter-dealer brokers. Some of our competitors have greater market presence, marketing capabilities and financial, technological and personnel resources than we have and, as a result, our competitors may be able to:

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

The information required by this item is set forth in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Item 2 of Part I) and in Note 20 Subsequent Events to the condensed consolidated financial statements included in Item 1 of Part I of this report on Form 10-Q and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[RESERVED]

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2010 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/s/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: May 10, 2010

[Signature page to the Quarterly Report on Form 10-Q for the period ending March 31, 2010 dated May 10, 2010]

Exhibit Index

Exhibit No.	Description
10.1	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002