Form 10-Q
period 2010-06-30
BGC Partners, Inc.
filed 2010-08-09
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

On August 3, 2010, the registrant had 64,994,286 shares of Class A common stock, $0.01 par value, and 25,848,107 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.

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

•

our relationship with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, including Cantor Fitzgerald & Co., and any related conflicts of interest, competition for and retention of brokers and other managers and key employees, support for liquidity and capital and other relationships, including Cantor’s holding of our convertible notes and Cantor Fitzgerald & Co.’s acting as our sales agent under our controlled equity offering or other future offerings;

•	economic or geopolitical conditions or uncertainties;

•

extensive regulation of our businesses, changes in regulations relating to the financial services industry, and risks relating to compliance matters, including regulatory examinations, investigations and enforcement actions;

•	factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk, counterparty failure, and the impact of fraud and unauthorized trading;

•

costs and expenses of developing, maintaining and protecting our intellectual property, including judgments or settlements paid or received in connection with intellectual property, as well as employment and other litigation and their related costs;

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

•	our ability to hire new personnel;

•	our ability to expand the use of technology for hybrid and fully electronic trading;

•	our ability to effectively manage any growth that may be achieved;

•	our ability to identify any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•

our ability to meet expectations with respect to payments of dividends and repurchases of shares of our Class A common stock or purchases of BGC Holdings, L.P. (“BGC Holdings”) limited partnership units or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•

the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, each as filed with the Securities and Exchange Commission (the “SEC”), and any updates to those risk factors or new risk factors contained in our subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K filed with the SEC.

        The foregoing risks and uncertainties may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the date of filing this Form 10-Q with the SEC and future events or circumstances could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

WHERE YOU CAN FIND MORE INFORMATION

Our Internet website address is www.bgcpartners.com. Through our Internet website, we make available, free of charge, the following reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our annual reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our quarterly reports on Form 10-Q; our current reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D filed on behalf of Cantor, our directors and our executive officers; and amendments to those filings.

PART I—FINANCIAL INFORMATION

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$341,410	$469,301
Cash segregated under regulatory requirements	2,547	2,200
Loan receivables from related parties	980	980
Securities owned	1,587	2,553
Marketable securities	3,693	1,510
Securities borrowed	32,926	—
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	589,162	413,980
Accrued commissions receivable, net	140,917	108,495
Loans, forgivable loans and other receivables from employees and partners	138,213	138,113
Fixed assets, net	134,379	132,966
Investments	21,018	23,173
Goodwill	76,663	77,118
Other intangible assets, net	12,297	13,912
Receivables from related parties	12,850	14,459
Other assets	57,307	65,789

Total assets	$1,565,949	$1,464,549

Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	$171,036	$143,283
Securities sold, not yet purchased	—	11
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	580,286	385,345
Payables to related parties	8,103	64,169
Accounts payable, accrued and other liabilities	222,221	256,452
Deferred revenue	8,235	9,805
Notes payable and collateralized borrowings	164,672	167,586

Total liabilities	1,154,553	1,026,651
Redeemable partnership interest	96,490	103,820
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 81,354 and 70,661 shares issued at June 30, 2010 and December 31, 2009, respectively; and 63,889 and 56,124 shares outstanding at June 30, 2010 and December 31, 2009, respectively	814	707
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 25,848 and 26,448 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively, convertible into Class A common stock	258	264
Additional paid-in capital	328,147	292,881
Treasury stock, at cost: 17,465 and 14,537 shares of Class A common stock at June 30, 2010 and December 31, 2009, respectively	(107,127)	(89,756)
Retained deficit	(15,610)	(2,171)
Accumulated other comprehensive loss	(4,912)	(36)

Total stockholders’ equity	201,570	201,889

Noncontrolling interest in subsidiaries	113,336	132,189

Total equity	314,906	334,078

Total liabilities, redeemable partnership interest, and equity	$1,565,949	$1,464,549

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Commissions	$213,863	$164,305	$435,896	$336,585
Principal transactions	99,606	106,438	202,734	197,699
Fees from related parties	16,436	13,232	32,362	28,156
Market data	4,444	4,402	8,831	8,864
Software solutions	1,760	2,770	3,512	4,268
Interest income	781	702	1,453	2,014
Other revenues	506	2,139	1,508	2,459
Losses on equity investments	(1,692)	(1,852)	(3,441)	(3,995)

Total revenues	335,704	292,136	682,855	576,050
Expenses:
Compensation and employee benefits	207,558	180,591	479,246	356,428
Allocation of net income to limited partnership units and founding/working partner units	5,163	6,190	5,163	11,269

Total compensation and employee benefits	212,721	186,781	484,409	367,697
Occupancy and equipment	28,249	27,522	56,377	53,346
Fees to related parties	3,338	2,929	7,372	7,264
Professional and consulting fees	10,016	7,305	20,085	14,789
Communications	18,468	15,646	37,536	30,970
Selling and promotion	16,227	12,751	32,144	27,755
Commissions and floor brokerage	4,916	4,075	9,803	7,750
Interest expense	3,596	2,512	6,507	4,909
Other expenses	20,652	10,990	25,041	18,620

Total expenses	318,183	270,511	679,274	533,100
Income from continuing operations before income taxes	17,521	21,625	3,581	42,950
Provision for income taxes	4,710	6,944	1,723	13,975

Consolidated net income	$12,811	$14,681	$1,858	$28,975

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	5,413	6,613	(1,329)	12,827

Net income available to common stockholders	$7,398	$8,068	$3,187	$16,148

Per share data:
Basic earnings per share
Net income available to common stockholders	$7,398	$8,068	$3,187	$16,148

Basic earnings per share	$0.09	$0.10	$0.04	$0.20

Basic weighted average shares of common stock outstanding	84,473	78,929	83,667	79,745

Fully diluted earnings per share
Net income for fully diluted shares	$19,567	$21,120	$8,632	$41,012

Fully diluted earnings per share	$0.09	$0.10	$0.04	$0.20

Fully diluted weighted average shares of common stock outstanding	226,495	211,074	224,949	205,678

Dividends declared per share of common stock	$0.14	$0.09	$0.20	$0.13

Dividends declared and paid per share of common stock	$0.14	$0.09	$0.20	$0.13

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,858	$28,975
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Allocations of net income to limited partnership units and founding/working partner units	5,163	11,269
Fixed asset depreciation and intangible asset amortization	25,537	26,285
Employee loan amortization	18,545	15,178
Stock-based compensation	14,069	7,859
Losses on equity investments	3,441	3,995
Deferred tax benefit	(3,521)	(4,594)
Recognition of deferred revenue	(2,466)	(7,016)
Other	834	788
(Increase) decrease in operating assets:
Cash segregated under regulatory requirements	(347)	2,916
Reverse repurchase agreements with related parties	—	125,153
Securities borrowed	(32,926)	(54,116)
Securities owned	922	(626,767)
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	(183,265)	(415,235)
Accrued commissions receivable, net	(36,890)	378
Receivables from related parties	1,619	138
Loans, forgivable loans and other receivables from employees and partners	(20,066)	(37,844)
Other assets	3,816	5,502
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased	(11)	(321)
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	202,766	1,073,943
Accrued compensation	44,526	18,676
Deferred revenue	914	5,189
Accounts payable, accrued and other liabilities	(19,342)	12,674
Payables to related parties	(56,066)	18,006

Net cash (used in) provided by operating activities	(30,890)	211,031

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(19,610)	(11,277)
Purchases of marketable securities	(3,002)	—
Capitalization of software development costs	(8,344)	(8,979)
Capitalization of patent defense and registration costs	(440)	(757)
Investment in Liquidez, net of cash acquired	—	(5,140)
Investment in unconsolidated entities	(862)	(3,949)

Net cash used in investing activities	(32,258)	(30,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collateralized borrowings	(2,914)	—
Repurchase of Class A common stock	(17,371)	(7,911)
Proceeds from offering of Class A common stock, net	17,792	—
Redemption of limited partnership interests	(28,901)	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,725)	—
Earnings distributions to limited partnership interests in BGC Holdings	(8,122)	(17,073)
Dividends to stockholders	(16,625)	(10,416)

Net cash used in financing activities	(57,866)	(35,400)

Effect of exchange rate changes on cash	(6,877)	(686)
Net (decrease) increase in cash and cash equivalents	(127,891)	144,843
Cash and cash equivalents at beginning of period	469,301	204,930

Cash and cash equivalents at end of period	$341,410	$349,773

Supplemental cash information:
Cash paid during the period for taxes	$16,144	$10,379

Cash paid during the period for interest	$5,172	$4,909

Supplemental non-cash information:
Conversion of Class B common stock into Class A common stock	$6	$10

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2009

(in thousands, except share amounts)

(audited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2009	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$152,952	$341,202
Repurchase of Class A common stock, 4,023,959 shares	—	—	—	(7,911)	—	—	—	(7,911)
Conversion of Class B common stock to Class A common stock, 3,700,000 shares	37	(37)	—	—	—	—	—	—
Stock-based compensation	8	—	12,126	—	—	—	—	12,134
Issuance of Class A common stock upon exchange of founding/working partner units, 4,438,765 shares	44	—	9,606	—	—	—	2,550	12,200
Cantor purchase of redeemed founding/working partners units from BGC Holdings	—	—	—	—	—	—	195	195
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	(11,434)	(11,434)
Dividends to stockholders	—	—	—	—	(24,171)	—	—	(24,171)
Earnings distributions to limited partnership interests in BGC Holdings	—	—	—	—	—	—	(32,700)	(32,700)
Other	1	—	(12)	—	17	—	(26)	(20)
Comprehensive income:
Consolidated net income	—	—	—	—	20,025	—	20,788	40,813
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	3,013	165	3,178
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	893	(301)	592

Comprehensive income	—	—	—	—	20,025	3,906	20,652	44,583

Balance, December 31, 2009	$707	$264	$292,881	$(89,756)	$(2,171)	$(36)	$132,189	$334,078

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Six Months Ended June 30, 2010

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2010	$707	$264	$292,881	$(89,756)	$(2,171)	$(36)	$132,189	$334,078
Repurchase of Class A common stock, 2,927,633 shares	—	—	—	(17,371)	—	—	—	(17,371)
Issuance of Class A common stock (net of costs), 3,230,000 shares	32	—	17,760	—	—	—	—	17,792
Conversion of Class B common stock to Class A common stock, 600,000 shares	6	(6)	—	—	—	—	—	—
Stock-based compensation	7	—	2,279	—	—	—	—	2,286
Issuance of Class A common stock upon exchange of founding/working partner units, 2,579,493 shares	26	—	5,308	—	—	—	21	5,355
Issuance of Class A common stock upon exchange of 34,741 limited partnership units	—	—	229	—	—	—	—	229
Cantor purchase of redeemed founding/working partner units from BGC Holdings	—	—	—	—	—	—	913	913
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	(9,653)	(9,653)
Grant of exchangeable limited partnership units	—	—	—	—	—	—	23,690	23,690
Redemption of limited partnership units	—	—	—	—	—	—	(18,751)	(18,751)
Cantor exchange of limited partnership interests, 3,500,000 units for Class A common stock	35	—	5,729	—	—	—	(5,764)	—
Dividends to stockholders	—	—	—	—	(16,625)	—		(16,625)
Earnings distributions to limited partnership interests in BGC Holdings	—	—	—	—	—	—	(5,920)	(5,920)
Capital contribution by founding/working partners to cover 2009 Charity Day	—	—	4,000	—	—	—	—	4,000

Other	1	—	(39)	—	(1)	—	2	(37)
Comprehensive income:
Consolidated net income	—	—	—	—	3,187	—	(1,329)	1,858
Other comprehensive loss, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	(3,990)	(1,697)	(5,687)
Unrealized gain on securities available for sale	—	—	—	—	—	(886)	(365)	(1,251)

Comprehensive income (loss)	—	—	—	—	3,187	(4,876)	(3,391)	(5,080)

Balance, June 30, 2010	$814	$258	$328,147	$(107,127)	$(15,610)	$(4,912)	$113,336	$314,906

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global financial intermediary to the financial markets specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. The Company also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. Through its eSpeed and BGCantor Market Data brands, BGC Partners also offers financial technology solutions and market data and analytics related to select financial instruments and markets. The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. The Company’s integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either over the counter (“OTC”) or through an exchange. BGC Partners has offices in New York and London, as well as in Beijing, Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Sao Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo and Toronto.

The Company’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009 in the Company’s annual report on Form 10-K.

The unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated statements of financial condition, the condensed consolidated statements of operations, the condensed consolidated statements of cash flows, and the condensed consolidated statements of changes in equity of the Company for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year, which will end on December 31, 2010.

Recently Adopted Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that addresses the effects of eliminating the Qualified Special Purpose Entity (“QSPE”) concept from existing accounting guidance and clarifies and amends certain key provisions, including the transparency of an enterprise’s involvement with variable interest entities (“VIEs”). The key changes resulting from this new FASB guidance are the requirement of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, the requirement of continuous assessments as to whether an enterprise is the primary beneficiary of a VIE, amendments to certain existing guidance related to the determination as to which entities are deemed VIEs, and the amendment of existing consideration of related party relationships in the determination of the primary beneficiary of a VIE. This FASB guidance also requires enhanced disclosures to provide more transparent information regarding an enterprise’s involvement with a VIE. This FASB guidance became effective with the first reporting period that began after November 15, 2009 and was adopted by the Company on January 1, 2010. The adoption of this FASB guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In January 2010, the FASB issued guidance on Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This guidance provides amendments to existing FASB guidance that require new disclosures including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. This guidance provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. This guidance was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements and the adoption of this guidance with respect to disclosures of the roll forward of activity in Level 3 fair value measurements is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

2. Limited Partnership Interests in BGC Holdings

BGC Holdings, L.P. (“BGC Holdings”) is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC Partners, L.P. (“BGC US”) and BGC Global Holdings L.P. (“BGC Global”), the two operating partnerships. Listed below are the limited partnership interests in BGC Holdings. The founding/working partner units, limited partnership units and Cantor units, each as defined below, make up all of the “limited partnership interests in BGC Holdings”.

Founding/working partner units

Founding/working partners have a limited partnership interest in our consolidated subsidiary, BGC Holdings. The Company accounts for founding/working partner interests outside of permanent capital, as “Redeemable partnership interest”, in the unaudited condensed consolidated statements of financial condition. This classification is in accordance with FASB guidance, Classification and Measurement of Redeemable Securities, which requires that preferred securities, or other equity instruments, including common stock, derivative instruments, and share-based payment arrangements that are classified as equity and that are redeemable for cash or other assets, are to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. This guidance is applicable to founding/working partner units because founding/working partner units are redeemable upon termination of a partner, which includes the termination of employment, which can be at the option of the partner and not within the control of the issuer.

Founding/working partner units are held by limited partners who are employees and that generally receive quarterly allocations of net income based on their weighted average pro rata share of economic ownership of the operating subsidiaries. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are redeemed, and the unit holders are no longer entitled to participate in the quarterly (cash distributed) allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a separate component of compensation expense under “Allocation of net income to limited partnership interests in BGC Holdings” in the Company’s unaudited condensed consolidated statements of operations.

Limited Partnership Units

REUs, RPUs, PSUs and PSIs are limited partnership interests in our consolidated subsidiary, BGC Holdings (the “limited partnership units”), that are held by employees. Generally such units receive quarterly allocations of net income based on their weighted average pro rata share of economic ownership of our operating subsidiaries. These allocations are cash distributed on a quarterly basis and are generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a separate component of compensation expense under “Allocation of net income to limited partnership interests in BGC Holdings” in our unaudited condensed consolidated statements of operations.

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as liability awards, and in accordance with FASB guidance the Company records compensation expense for the liability awards based on the change in fair value at each reporting date.

Cantor Units

Cantor’s limited partnership interest (“Cantor units”) in BGC Holdings as a result of its contribution of the BGC Division is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition. Cantor receives allocations of net income based on its weighted average pro rata share of economic ownership for each quarterly period. This allocation is reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s condensed consolidated statements of operations. In quarterly periods in which the Company has a net loss, the amount reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” represents the loss allocation for founding/working partner units, limited partnership units and Cantor units.

Certain of the limited partnership interests, described above, have been granted exchangeability into Class A common stock on a one-for-one basis; additional limited partnership interests may become exchangeable for Class A common stock on a one for-one basis. As all limited partnership interests are already included in fully diluted share count, any conversion of limited partnership interests to Class A common shares would be non dilutive. Because these interests generally receive quarterly allocations of net income, such conversion would have no significant impact on the cash flow or equity of the Company.

3. Earnings Per Share

FASB guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. This guidance requires the dual presentation of basic and fully diluted EPS on the face of the Company’s unaudited condensed consolidated statements of operations and requires a reconciliation of numerators (net income) and denominators (weighted-average shares of common stock outstanding) for both basic and fully diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average shares of common stock outstanding. Net income is allocated to each of the economic ownership classes described above in Note 2, Limited Partnership Interests in BGC Holdings and the Company’s outstanding common stock, based on each class’s pro rata economic ownership.

The Company’s earnings for the three and six months ended June 30, 2010 and 2009 were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Allocation of net income to limited partnership interests in BGC Holdings	$11,924	$13,052	$5,109	$24,864
Net income available to common stockholders	$7,398	$8,068	$3,187	$16,148

The following is the calculation of the Company’s basic earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income available to common stockholders	$7,398	$8,068	$3,187	$16,148

Basic weighted average shares of common stock outstanding	84,473	78,929	83,667	79,745

Basic earnings per share	$0.09	$0.10	$0.04	$0.20

Fully diluted earnings per share is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, adjustments related to the interest expense on the convertible notes and expense related to dividend equivalents for RSUs as the numerator. The denominator is comprised of the weighted average number of limited partnership interests in BGC Holdings, the Company’s weighted average outstanding shares of common stock, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including convertible notes, options, RSUs and warrants, were exercised, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. The limited partnership interests in BGC Holdings are potentially exchangeable into Class A shares of the Company’s common stock, as a result they are included in the fully diluted EPS computation to the extent that the effect would not be anti-dilutive.

The following is the calculation of the Company’s fully diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fully diluted earnings per share:
Net income available to common stockholders	$7,398	$8,068	$3,187	$16,148
Allocation of net income to limited partnership interests in BGC Holdings	11,924	13,052	5,109	24,864
Dividend equivalent expense on RSU’s, net of tax	245	—	336	—

Net income for fully diluted shares	$19,567	$21,120	$8,632	$41,012

Basic weighted average shares of common stock outstanding	84,473	78,929	83,667	79,745
RSUs	3,143	3,289	3,222	2,617
Limited partnership interests in BGC Holdings	138,879	128,856	138,060	123,316

Fully diluted weighted average shares of common stock outstanding	226,495	211,074	224,949	205,678

Fully diluted earnings per share	$0.09	$0.10	$0.04	$0.20

For the three months ended June 30, 2010 and 2009, approximately 33.5 million and 16.6 million options, RSUs, warrants, and Class A shares issuable upon conversion of convertible notes, respectively, were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive.

BGC Holdings Partnership Interest Redemptions and Stock Repurchase Program

During the three months ended June 30, 2010, the Company, as part of its global redemption and compensation restructuring program (see Note 15, Compensation, for more information), redeemed approximately 2.0 million limited partnership units at an average price of $5.61. During the six months ended June 30, 2010, the Company, as part of its redemption and compensation restructuring program (see Note 15, Compensation, for more information), redeemed approximately 4.4 million limited partnership units at an average of $6.01. For the three months ending June 30, 2010, the Company redeemed approximately 0.9 million founding/working partner units at an average price of $5.61. For the six months ending June 30, 2010, the Company redeemed approximately 3.1 million founding partner units for an average price of $5.89.

During the six months ended June 30, 2010, the Company repurchased 2,927,633 shares of Class A common stock at an aggregate purchase price of approximately $17.4 million. During the six months ended June 30, 2009, the Company repurchased 4,023,959 shares of its Class A common stock. These repurchases included 2,600,000 shares repurchased from The Cantor Fitzgerald Relief Fund at the market price of $1.99 per share, for an aggregate purchase price of approximately $5.2 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2008 Charity Day.

On May 4, 2010 the Company’s Board of Directors authorized an $85 million increase in the BGC Partners stock repurchase authorization, bringing the total amount available for future repurchases of Class A common stock to $100 million. At June 30, 2010, the Company had approximately $100 million remaining from its buyback authorization and from time to time, the Company may actively continue to repurchase shares.

Share repurchase and unit redemption activity for the six months ended June 30, 2010 was as follows:

Period	Total number of shares purchased or units redeemed	Average Price Paid per Share or Unit	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
Redemptions
January 1, 2010 – March 31, 2010	4,659,841	$6.17	—	—
April 1, 2010 – April 30, 2010	—	—	—	—
May 1, 2010 – May 31, 2010	—	—	—	—
June 1, 2010 – June 30, 2010	2,846,409	$5.61	—	—

Total Redemptions	7,506,250	$5.96

Repurchases
January 1, 2010 – March 31, 2010	2,319,731	$5.76	2,319,731	$19,041,380
April 1, 2010 – April 30, 2010	607,902	$6.58	607,902	$15,041,385
May 1, 2010 – May 31, 2010	—	—	—	$100,000,000
June 1, 2010 – June 30, 2010	—	—	—	$100,000,000

Total Repurchases	2,927,633	$5.93	2,927,633	$100,000,000

Total Redemptions and Repurchases	10,433,883	$5.95

Stock Issuances

During the three months ended June 30, 2010, the Company issued an aggregate of 1,180,423 shares of its Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable limited partnership interests in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008.

On May 6, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. This issuance did not change the amount of fully diluted shares outstanding.

On May 28, 2010, Cantor exchanged 3,500,000 Cantor units of BGC Holdings for 3,500,000 shares of Class A common stock. As of June 30, 2010 Cantor beneficially owned an aggregate of 64,033,290 Cantor units. This exchange did not impact the amount of fully diluted shares outstanding.

On June 2, 2010, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. pursuant to which the Company may offer and sell up to 5,500,000 shares of Class A Common Stock of the Company (subject to a maximum aggregate gross sales price of $100,000,000) from time to time through Cantor Fitzgerald & Co., as the Company’s sales agent under the Sales Agreement. Cantor Fitzgerald & Co. is a wholly owned subsidiary of Cantor and an affiliate of the Company. During June 2010, 3,230,000 shares were issued under this sales agreement at an average share price of $5.60.

4. Securities Owned and Securities Sold, Not Yet Purchased

The Company allows certain of its brokerage desks to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating transactions, adding liquidity, improving customer satisfaction, increasing revenue opportunities and attracting additional order flow. Total securities owned were $1.6 million and $2.6 million as of June 30, 2010 and December 31, 2009, respectively.

Securities owned consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
US Government and other Sovereign Debt	$1,516	$2,492
Equities	71	61

Total	$1,587	$2,553

As of June 30, 2010, the Company did not have any securities owned pledged.

Total securities sold, not yet purchased was $0 thousand and $11 thousand as of June 30, 2010 and December 31, 2009, respectively.

Securities sold, not yet purchased consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Equities	$—	$11

5. Marketable Securities

Marketable securities consisted of the Company’s ownership of shares in various equity investments. The investments, which had a fair value of $3.7 million as of June 30, 2010 and $1.5 million as of December 31, 2009, are classified as available-for-sale and recorded at fair value. Unrealized gains or losses are included as part of “Accumulated other comprehensive loss” on the unaudited condensed consolidated statements of financial condition.

6. Collateralized Transactions

Securities Borrowed

Securities borrowed transactions are recorded at the contractual amount for which the securities will be returned plus accrued interest.

As of June 30, 2010, the Company entered into securities borrowed transactions to cover a failed trade, and the Company received, as collateral, government debt securities with a fair value of $32.9 million.

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

	June 30, 2010	December 31, 2009
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$542,434	$372,977
Receivables from clearing organizations	30,218	30,528
Open derivative contracts	1,570	2,261
Other receivables from brokers, dealers and customers	9,794	6,214
Net pending trades	5,146	2,000

Total	$589,162	$413,980

Payables to brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$556,761	$374,907
Other payables to brokers, dealers and customers	16,383	9,373
Payables to clearing organizations	7,142	1,065

Total	$580,286	$385,345

A portion of these receivables and payables are with Cantor due to Cantor acting as our clearing agent (see Note 10, Related Party Transactions, for additional information related to these receivables and payables). Substantially all open fails to deliver and fails to receive transactions as of June 30, 2010 have subsequently settled at the contracted amounts.

8. Derivatives

The Company has entered into various OTC derivative contracts. These derivative contracts primarily consist of interest rate and foreign exchange swaps. The Company enters into derivative contracts to facilitate client transactions, to hedge principal positions and to facilitate hedging activities of affiliated companies. Open derivative contracts are recognized at the fair value of the related assets and liabilities as part of “Receivables from and Payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition.

The fair values of derivative contracts are determined from quoted market prices or other public price sources. The Company does not designate any derivative contracts as hedges for accounting purposes. The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations.

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,433	$—	$1,587	$—
Foreign exchange swaps	137	—	674	—

	$1,570	$—	$2,261	$—

The notional amount of the interest rate swaps transactions at June 30, 2010 and December 31, 2009 was $2.7 billion and $3.0 billion, respectively. These represent matched customer transactions settled through and guaranteed by a central clearing organization.

All of the Company’s foreign exchange swaps are with Cantor. The notional amount of the foreign exchange swap transactions at June 30, 2010 and December 31, 2009 was $171.6 million and $146.6 million, respectively.

The replacement cost of contracts in a gain position at June 30, 2010, summarized by counterparty credit ratings, is as follows (in thousands):

Rating (a)	Net Replacement Cost (in thousands):
BB	$137
Other	1,433

$1,570

(a)	Credit ratings based on Standard & Poor’s.

9. Fair Value of Financial Assets and Liabilities

The following table sets forth the Company’s financial assets, including marketable securities and those pledged as collateral, at fair value as of June 30, 2010 (in thousands):

	June 30, 2010
	Assets	Liabilities
Interest rate swaps	$1,433	$—
US Government and other Sovereign Debt	1,516	—
Equities	3,764	—
Foreign exchange swaps	137	—

Total	$6,850	$—

The following table sets forth by level within the fair value hierarchy financial assets accounted for at fair value as of June 30, 2010 (in thousands):

	Assets at Fair Value at June 30, 2010 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,433	$—	$—	$1,433
US Government and other Sovereign Debt	1,516	—	—	—	1,516
Equities	3,764	—	—	—	3,764
Foreign exchange swaps	—	137	—	—	137

Total	$5,280	$1,570	$—	$—	$6,850

(1)	As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial assets, including marketable securities and those pledged as collateral, and financial liabilities at fair value as of December 31, 2009 (in thousands):

	December 31, 2009
	Assets	Liabilities
Interest rate swaps	$1,587	$—
US Government and other Sovereign Debt	2,492	—
Equities	1,571	11
Foreign exchange swaps	674	—

Total	$6,324	$11

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value as of December 31, 2009 (in thousands):

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

10. Related Party Transactions

Service Agreements

In the United States, Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. Such support includes allocations for occupancy of office space, utilization of fixed assets and accounting, operations, human resources and legal services. On April 1, 2008, in connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company, and the Company has the powers and rights of a common law employer of such employees.

The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2010 and 2009, the Company was charged $8.5 million and $7.7 million, respectively, for the services provided by Cantor and its affiliates, of which $5.2 million and $4.8 million, respectively, were to cover compensation to leased employees for the three months ended June 30, 2010 and June 30, 2009. For the six months ended June 30, 2010 and 2009, the Company was charged $17.5 million and $16.9 million, respectively, for the services provided by Cantor and its affiliates, of which $10.1 million and $9.6 million were to cover compensation to leased employees for the six months ended June 30, 2010 and June 30, 2009, respectively.

Throughout Europe and Asia, the Company provides Cantor with administrative services, technology services and other support, and in the US the Company provides Cantor with technology services. The Company charges Cantor based on the cost of providing such services plus a mark-up, generally 7.5%. Such support includes allocations for occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services. In the United Kingdom (“U.K.”), the Company provides these services to Cantor through Tower Bridge International Services L.P. (“Tower Bridge”). The Company established Tower Bridge on December 21, 2006, and as of the beginning of January 2007, transferred all of its current U.K. administrative employees and operations to Tower Bridge. The Company owns 52% of Tower Bridge and consolidates it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations.

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

For the three months ended June 30, 2010 and 2009, the Company recognized related party revenues pursuant to these agreements of $16.4 million and $13.2 million, respectively. For the six months ended June 30, 2010 and 2009, the Company recognized related party revenues pursuant to these agreements of $32.4 million and $28.2 million, respectively. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

As of June 30 2010 and 2009, Cantor’s share of the net income (loss) in Tower Bridge was $0.6 million and $(0.8) million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

Clearing Agreement

Following the merger on April 1, 2008, the Company received regulatory approval from FINRA for self-clearing its own securities transactions, and began self-clearing transactions in mortgage-backed securities, equities, corporate and other DTC-eligible bonds and repurchase agreements. However, the Company does not clear its own transactions in U.S. Treasury and Agency securities.

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

The Company has agreed to pay Cantor to clear its securities transactions at Cantor’s cost, which shall include all direct and third-party costs which are paid directly by the Company, as well as allocated costs, which are included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

The Company relies upon Cantor to provide Clearing Services and, in the absence of the Agreement, the Company would have to secure an alternative third-party clearing arrangement to provide such Clearing Services, which might be at higher rates or on less favorable terms.

        The Company intends to continue this relationship with Cantor. Accordingly, the Company expects that Cantor will continue to post clearing capital on our behalf, and the Company will post clearing capital with Cantor as requested under the Agreement. To date, no amounts have been requested by Cantor pursuant to the Agreement. BGC Partners considers its clearing relationship with Cantor as a strong asset and competitive advantage. In the absence of such an arrangement, BGC Partners may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of these transactions. The increased capital requirements required in connection with the clearing of the Company’s securities transactions could have a material adverse impact on BGC Partners’ ability to make distributions, repurchase its stock and limited partnership interests or affect strategic acquisitions or other opportunities. However, the Company believes that the Agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude it from meeting its cash needs in the near term.

Debt Guaranty Agreements

On April 1, 2008, in connection with the Note Purchase Agreement, which authorized the issue and sale of $150.0 million principal amount of the Company’s Senior Notes which matured on April 1, 2010, Cantor provided a guaranty of payment and performance on such notes. Cantor charged the Company an amount equal to 2.31% of the outstanding principal amount of the notes for the provision of the guaranty. The fees paid to Cantor for the guaranty are included as part of “Fees to related parties” in the Company’s condensed consolidated statements of operations.

For the three months ended June 30, 2010 and 2009, the Company recognized expense of approximately $0 and $0.9 million, respectively, in relation to this charge. For the six months ended June 30, 2010 and 2009, the Company recognized expense of approximately $0.9 million and $1.7 million in relation to this charge, respectively.

This guarantee agreement expired as the notes matured on April 1, 2010.

Notes Payable

On April 1, 2010 BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “Notes”) to Cantor in a private placement transaction. The Company used the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. See Note 14, Notes Payable and Collateralized Borrowings for more information.

Controlled Equity Offering

On June 2, 2010, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. pursuant to which the Company may offer and sell up to 5,500,000 shares of Class A Common Stock of the Company (subject to a maximum aggregate gross sales price of $100,000,000) from time to time through Cantor Fitzgerald & Co., as the Company’s sales agent under the Sales Agreement. Cantor Fitzgerald & Co. is a wholly owned subsidiary of Cantor and an affiliate of the Company. During June 2010, 3,230,000 shares were issued under the Sales Agreement at an average share price of $5.60. For the six months ended June 30, 2010, the Company was charged approximately $0.4 million for services provided by Cantor.

Receivables from and Payables to Related Broker-Dealers

In Europe and the United States, certain trades executed by the Company are cleared and settled by Cantor. Additionally, in the U.K, BGC Partners places certain trades on behalf of Cantor and its affiliates.

Receivables from and payables to related broker-dealers consist of amounts due from or to Cantor for undelivered securities or open derivative contracts and from Freedom International Brokerage for transactional revenues. These are included as part of “Receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2010 and December 31, 2009, the Company had receivables from Cantor and Freedom International Brokerage of $3.4 million and $3.8 million, respectively. Additionally, as of June 30, 2010 and December 31, 2009, the Company did not have any payables to Cantor or Freedom International Brokerage for derivatives or transactional revenues.

Loans, Forgivable Loans, and Other Receivables from Employees and Partners

The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on their limited partnership interests or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

As of June 30, 2010 and December 31, 2009, the aggregate balance of these employee loans was $138.2 million and $138.1 million, respectively and are included as “Loans, forgivable loans and other receivables from employees and partners” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended June 30, 2010 and 2009 was $5.9 million and $8.0 million, respectively. Compensation expense for the six months ended June 30, 2010 and 2009 was $18.5 million and $15.2 million, respectively. The compensation expense for these employee loans is included as part of “Compensation and employee benefits” in the unaudited condensed consolidated statements of operations.

Other Transactions

In January 2007, the Company announced the formation of Aqua Securities, L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. Aqua is 51% owned by Cantor and 49% owned by the Company. On August 21, 2008, the Company entered into a two-year Subordinated Loan Agreement, whereby the Company agreed to lend Aqua the principal sum of approximately $1.0 million at the applicable rate of six-month LIBOR plus 200 basis points. The loan is recorded as part of “Loan receivables from related parties” in the Company’s unaudited condensed consolidated statements of financial condition. In June 2008, the Company was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate; such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor.

During the six months ended June 30, 2010, the Company made $1.3 million cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

In April 2008, the Company was authorized to enter into short-term arrangements with Cantor to cover any failed U.S. treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of June 30, 2010, the Company had not entered into any arrangements to cover any failed U.S. treasury transactions.

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

On September 26, 2008, the limited partnership agreement of BGC US and the limited partnership agreement of BGC Global were amended, effective as of September 1, 2008, to provide that, at the Company’s election, in connection with a repurchase of Class A common stock or similar actions, BGC US and BGC Global will redeem and repurchase from the Company a number of units in BGC US and BGC Global equivalent to the number of shares of Class A common stock repurchased by the Company in exchange for cash in the amount of the gross proceeds to be paid in connection with such stock repurchase. The proportion of such amount to be paid by BGC US or BGC Global will be determined by BGC Partners. Certain technical amendments were also made to conform such limited partnership agreements to the BGC Holdings limited partnership agreement.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less than favorable to the receiving party than such services are provided to typical third-party customers.

Cantor has the right to purchase from BGC Holdings any non-exchangeable BGC Holdings founding/working partner units held by any founding partner that are redeemed by BGC Holdings upon termination or bankruptcy of the founding partner. Any such BGC Holdings founding/working partner units purchased by Cantor from BGC Holdings will become an exchangeable Cantor unit exchangeable by Cantor for shares of Class B common stock or, at Cantor’s election, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments), from the Company, on the same basis as Cantor’s other units. As of June 30, 2010, BGC Holdings had the right to redeem an aggregate of 2,284,076 BGC Holdings founding/working partner units.

On April 6, 2010, BGC Holdings redeemed an aggregate 324,606 founding/working partner units held by four former founding partners, and Cantor exercised its right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings Cantor units as follows: (i) 77,296 Cantor units at a price of $2.55 per unit; (ii) 78,896 Cantor units at a price of $3.25 per unit; (iii) 143,150 Cantor units at a price of $3.96 per unit; and (iv) 25,264 Cantor units at a price of $3.96 per unit. In total, the 324,606 Cantor units were purchased for a weighted average price of approximately $3.45 per unit. Upon the redemption of any other of the founding partners’ BGC Holdings founding/working partner units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings Cantor units pursuant to terms yet to be determined.

On May 6, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. This issuance did not change the amount of fully diluted shares outstanding.

On May 28, 2010, Cantor exchanged 3,500,000 Cantor units of BGC Holdings for 3,500,000 shares of Class A common stock. As a result of the Cantor purchases described above, and this exchange, as of June 30, 2010 Cantor held an aggregate of 64,033,290 Cantor units.

On June 2, 2010, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. pursuant to which the Company may offer and sell up to 5,500,000 shares of Class A common stock of the Company (subject to a maximum aggregate gross sales price of $100,000,000) from time to time through Cantor Fitzgerald & Co., as the Company’s sales agent under the Sales Agreement. Cantor Fitzgerald & Co. is a wholly owned subsidiary of Cantor and an affiliate of the Company. During June 2010, 3,230,000 shares were issued under this Sales Agreement at an average share price of $5.60.

On August 2, 2010, the Company was authorized to engage Cantor Fitzgerald & Co. (“CF&CO) and its affiliates to act as financial advisor in connection with one or more third-party transactions with or involving one or more targets as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees.

11. Investments

The Company’s investments consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
ELX	$6,425	$8,725
Freedom International Brokerage	10,148	9,968
China Credit BGC Money Broking Company Limited	2,415	2,415
Aqua	1,121	1,170
EIP Holdings	909	895

Total investments	$21,018	$23,173

The Company’s share of losses related to its investments was $1.7 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively. The Company’s share of losses related to its investments was $3.4 million and $4.0 million for the six months ended June 30, 2010 and 2009, respectively. The Company’s share of the income/losses is recorded under the caption “Losses on equity investments” in the unaudited condensed consolidated statements of operations.

12. Fixed Assets, net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Computer and communications equipment	$181,006	$177,280
Software, including software development costs	112,476	151,203
Leasehold improvements and other fixed assets	99,347	98,323

	392,829	426,806
Less: accumulated depreciation and amortization	258,450	293,840

Fixed assets, net	$134,379	$132,966

Depreciation expense was $8.9 million and $8.8 million for the three months ended June 30, 2010 and 2009, respectively. Depreciation expense was $17.2 million and $17.2 million for the six months ended June 30, 2010 and 2009, respectively. Depreciation is included as part of “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

In accordance with FASB guidance on the Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended June 30, 2010 and 2009, software development costs totaling $4.1 million and $4.9 million, respectively, were capitalized. For the six months ended June 30, 2010 and 2009, software development costs totaling $8.3 million and $9.0 million, respectively, were capitalized. Amortization of software development costs totaled $3.1 million and $3.3 million for the three months ended June 30 2010 and 2009, respectively and $6.3 million and $6.8 million for the six months ended June 30, 2010 and 2009, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 were as follows (in thousands):

June 30, 2010
Balance at December 31, 2009	$77,118
Cumulative Translation Adjustment	(455)

Balance at June 30, 2010	$76,663

Other intangible assets consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Definite life intangible assets:
Patents	$36,769	$36,364
Customer base/relationships	15,076	15,076
Internally developed software	5,722	5,722
Covenant not to compete	1,628	1,628
Trademarks	1,309	1,330

Total gross definite life intangible assets	60,504	60,120
Less: accumulated amortization	(49,707)	(47,708)

Net definite life intangible assets	10,797	12,412

Horizon license	1,500	1,500

Total net intangible assets	$12,297	$13,912

Amortization expense was $0.9 million, and $1.1 million for the three months ended June 30, 2010 and 2009 respectively, and $2.0 million, and $2.4 million for the six months ended June 30, 2010 and 2009, respectively. Intangible amortization is included as part of “Other expenses” in the unaudited condensed consolidated statements of operations.

14. Notes Payable and Collateralized Borrowings

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes to a number of investors. The Senior Notes incurred interest semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision as discussed in Note 10, Related Party Transactions). The Senior Notes matured on April 1, 2010.

On April 1, 2010 BGC Holdings, issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “Notes”) to Cantor in a private placement transaction. The Company used the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010.

The Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The Notes bear an annual interest rate of 8.75%, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010 and are convertible into 21.5 million shares of Class A common stock. The Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

The Company recorded interest expense related to the Senior Notes and Notes of $3.3 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, and $5.2 million and $3.9 million for the six months ended June 30, 2010 and 2009, respectively.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement with General Electric Capital Corporation, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment to General Electric Capital Corporation in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement is repayable in thirty-six consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the loan was $14.7 million as of June 30, 2010. The loan is guaranteed by the Company. The Company recorded interest expense related to the secured loan arrangement of $0.3 million for the three months ended June 30, 2010 and $0.7 for the six months ended June 30, 2010.

As of June 30, 2010, the Company was in compliance with all debt covenants.

15. Compensation

Restructuring of Compensation Arrangements, Redemptions, and Related Charges

During March 2010, the Company began a global partnership redemption and compensation restructuring program to enhance the Company’s employment arrangements by leveraging the Company’s unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by the Company. Also as part of this program, the Company redeemed limited partnership units for cash and/or other units and granted exchangeability to certain units. At the same time, the Company sold shares of Class A Common Stock under its controlled equity offering (see Note 3, Earnings Per Share). Additionally, during the six months ended June 30, 2010, the Company completed a global compensation restructuring related to the modification of pre-merger contractual arrangements which accelerated the amortization of the associated deferred compensation expense.

In connection with the global partnership redemption and compensation restructuring program, the Company granted exchangeability on certain limited partnership units of 4.0 million units and 6.4 million units for the three and six months ended June 30, 2010, respectively. The related compensation expense of $23.7 million and $39.4 million for the three and six months ended June 30, 2010 is included in “Compensation and employee benefits” in the unaudited condensed consolidated statements of operations. As a result of the completion of the modification of pre merger contractual arrangements, the Company recognized compensation expense of $41.3 million during the six months ended June 30, 2010.

Restricted Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2009	3,617,513	$3.83
Granted	1,592,994	4.96
Less: Delivered units	1,058,973	2.76
Less: Forfeited units	150,511	4.40

Balance at June 30, 2010	4,001,023	$4.12	1.42

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

During the six months ended June 30, 2010 and 2009, the Company granted 1.6 million and 2.3 million, respectively, of RSUs with aggregate estimated grant date fair values of $7.9 million and $4.8 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a three-year period, with 33.3% vesting on each of the anniversary dates.

As of June 30, 2010 and 2009, the aggregate estimated grant date fair value of outstanding RSUs was $16.6 million and $22.0 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $2.3 million and $3.4 million for the three months ended June 30, 2010 and 2009, respectively, and $3.7 million and $6.1 million for the six months ended June 30, 2010 and 2009, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2009	11,672,179	$12.92
Granted
Less: Exercised options	5,750	6.34
Less: Forfeited options	29,134	26.46

Balance at June 30, 2010	11,637,295	12.89		$—

Options exercisable at June 30, 2010	11,637,295	12.89	3.4	$—

The Company did not grant any options during the six months ended June 30, 2010 and 2009. The Company did not record any compensation expense related to stock options for the six months ended June 30, 2010. Total compensation expense related to stock options, before associated income taxes, was negligible for the six months ended June 30, 2009.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

	Notional Value	Number of Units
Balance at December 31, 2009	$107,658,480	26,766,168
Granted	39,262,918	13,870,436
Less: Redeemed units	100,752,774	4,375,648
Less: Forfeited units	1,366,037	413,667

Balance at June 30, 2010	$44,802,587	35,847,289

The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed, of $2.6 million and $2.4 million for the three months ended June 30, 2010 and 2009, respectively. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed, of $5.6 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, the aggregate fair value of limited partnership interests held by executives and non-executive employees was $9.3 million and $17.5 million, respectively.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2009	1,986	$27.04
Granted	—	—
Less: Expired warrants	1,333	35.20
Less: Forfeited warrants	—	—

Balance at June 30, 2010	653	$10.36	1.1

The Company did not recognize any expense related to the business partner warrants for the three and six months ended June 30, 2010 and 2009, respectively.

16. Commitments, Contingencies and Guarantees

Contingencies

In the ordinary course of business, various legal actions are brought and are pending against the Company and its affiliates in the U.S. and internationally. In some of these actions, substantial amounts are claimed. The Company is also involved, from time to time, in reviews, examinations, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business, which may result in judgments, settlements, fines, penalties, injunctions or other relief.

Employment and Competitor-Related Litigation

From time to time, the Company and its affiliates are involved in litigation, claims and arbitrations in the United States and internationally, relating to various employment matters, including with respect to termination of employment, hiring of employees currently or previously employed by competitors, terms and conditions of employment and other matters. In light of the competitive nature of the brokerage industry, litigation, claims and arbitration between competitors regarding employee hiring are not uncommon.

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

On January 3, 2008, the Court granted eSpeed’s motion for directed verdict on willfulness, finding that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for a new trial. On February 6, 2008, eSpeed’s remittitur motion was conditionally granted, and on February 12, 2008 TT indicated by letter that it accepted the remittitur, which would reduce the principal amount of the verdict to $2,539,468 Although ultimately the Court’s “Final Judgment in a Civil Case” contained no provision for monetary damages, TT’s motion for pre-judgment interest was granted, and interest was set at the prime rate, compounded monthly. On May 23, 2008, the Court granted TT’s motion for a permanent injunction, and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were assessed by the Court clerk in the amount of $3,321,776 against eSpeed. eSpeed filed a motion to strike many of these costs, which remains pending.

Both parties appealed to the United States Court of Appeals for the Federal Circuit, which heard arguments in the case on August 4, 2009 and issued an opinion on February 25, 2010, affirming the District Court on all issues presented on appeal. The mandate of the Court of Appeals was issued on April 28, 2010.

On June 9, 2010, TT filed in the District Court a “Motion to Enforce the Money Judgment.” We have opposed this motion on the ground that no money judgment was entered prior to the taking of the appeal by TT. We may be required to pay TT damages and/or certain costs. We have accrued the amount of the District Court jury’s verdict as remitted plus interest and a portion of the preliminarily assessed costs that we believe would cover the amount if any were actually awarded.

On February 3, 2010, TT filed another civil action against the Company in the Northern District of Illinois, alleging infringement of three additional patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411, by the eSpeedometer product. On June 24, 2010, TT filed a second amended complaint to add certain of our affiliates. The Company is making a motion to dismiss the action on jurisdictional grounds.

On August 25, 2009, Tullett Liberty Securities LLC (“Tullett Liberty”) informed BGC Partners that it had filed a claim with FINRA dispute resolution (the “FINRA Arbitration”) in New York, New York against BGC Financial, L.P., an affiliate of BGC Partners (“BGC Financial”), one of BGC Financial’s officers, and certain persons formerly or currently employed by Tullett Liberty subsidiaries. On January 22, 2010, Tullett Liberty filed an Amended Statement of Claim in the FINRA Arbitration, adding Tullett Prebon Americas Corp. (“Tullett Americas,” together with Tullett Liberty, the “Tullett Subsidiaries”) as a claimant, and adding 35 individual employees, who were formerly employed by the Tullett Subsidiaries, as respondents. In the FINRA Arbitration, the Tullett Subsidiaries allege that BGC Financial harmed their inter-dealer brokerage business by hiring 79 of their employees, and that BGC Financial aided and abetted various alleged wrongs by the employees, engaged in unfair competition, misappropriated trade secrets and confidential information, tortiously interfered with contract and economic relationships, and violated FINRA Rules of Conduct. The Tullett Subsidiaries also alleged certain breaches of contract and duties of loyalty and fiduciary duties against the employees. BGC Financial has generally agreed to indemnify the employees. The Tullett Subsidiaries claim compensatory damages of not less than $779 million and exemplary damages of not less than $500 million. The Tullett Subsidiaries also seek costs and permanent injunctions against the defendants.

On April 5, 2010, the parties submitted a stipulation agreeing to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265) — two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA informed the parties by letter dated April 20, 2010 that the arbitrations had been consolidated. BGC Partners and the employee filed their Statement of Answer and BGC’s Statement of Counterclaim on April 30, 2010. Tullett Liberty responded to BGC’s Counterclaim on June 16, 2010.

On October 22, 2009, Tullett Prebon plc (“Tullett”) filed a complaint in the United States District Court for the District of New Jersey against BGC Partners captioned Tullett Prebon plc vs. BGC Partners, Inc. (the “New Jersey Action”). In the New Jersey Action, Tullett asserted claims relating to decisions made by approximately 81 brokers to terminate their employment with the Tullett Subsidiaries and join BGC Partners’ affiliates. In its complaint, Tullett made a number of allegations against BGC Partners related to raiding, unfair competition, New Jersey RICO, and other claims arising from the brokers’ current or prospective employment by BGC Partners’ affiliates. Tullett claimed compensatory damages against BGC Partners in excess of $1 billion for various alleged injuries as well as exemplary damages. It also sought costs and an injunction against additional hirings.

On December 21, 2009, BGC Partners moved to dismiss the complaint in the New Jersey Action. Rather than contest the motion, Tullett filed its First Amended Complaint on January 11, 2010 (the “Amended New Jersey Complaint”), which largely repeats the allegations of injury and the claims asserted in the initial complaint. The Amended New Jersey Complaint incorporates the damages sought in the FINRA Arbitration, repeats many of the allegations raised in the FINRA Arbitration and also references hiring of employees of Tullett affiliates by BGC Partners or BGC Partners’ affiliates overseas, for which Tullett and/or the Tullett Subsidiaries have filed suit outside of the United States, including one currently pending in the High Court in London and another commenced by a Tullett affiliate against seven of our brokers in Hong Kong, on which we may have certain indemnity obligations. In the London action, the High Court found liability for certain of BGC Partners’ actions, has granted us leave to appeal some of its findings (which appeal is expected to be heard in the first quarter of 2011) and will hold a damages hearing thereafter. On February 11, 2010, BGC Partners filed a motion to dismiss the Amended New Jersey Complaint, or in the alternative, to stay the action pending the resolution of the FINRA Arbitration. In that motion, BGC Partners argued that Tullett lacked standing to pursue its claims, that the court lacked subject matter jurisdiction and that each of the causes of action in the Amended New Jersey Complaint failed to state a legally sufficient claim. On June 18, 2010, the District Court ordered that the First Amended Complaint be dismissed with prejudice.

BGC and its affiliates intend to vigorously defend against and seek appropriate affirmative relief in the FINRA Arbitration and the other actions, and believe that they have substantial defenses to the claims asserted against them in those proceedings, believe that the damages and injunctive relief sought against them in those proceedings are unwarranted and unprecedented, and believe that Tullett Liberty, Tullett and the Tullett Subsidiaries are attempting to use the judicial and industry dispute resolution mechanisms in an effort to shift blame to BGC Partners for their own failures. However, no assurance can be given as to whether Tullett, Tullett Liberty or any of the Tullett Subsidiaries may actually succeed against either BGC Partners or any of its affiliates.

In addition to the matters discussed above, we are a party to several pending legal proceedings and claims that have arisen during the ordinary course of business. The outcome of such matters cannot be determined with certainty; therefore, we cannot predict what the eventual loss or range of losses related to such matters will be. Management believes that, based on currently available information, the final outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

Legal reserves are established in accordance with FASB guidance on Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. The outcome of such items cannot be determined with certainty; therefore, we cannot predict what the eventual loss related to such matters will be. Our management believes that, based on currently available information, the final outcome of these current pending matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which we transact, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2010, the Company was contingently liable for $51.3 million under these letters of credit.

Risk and Uncertainties

The Company generates revenues by providing financial intermediary and securities trading and brokerage activities to institutional customers and by executing and, in some cases, clearing transactions for institutional counterparties. Revenues for these services are transaction-based. As a result, revenues could vary based on the transaction volume of global financial markets. Additionally, financing is sensitive to interest rate fluctuations, which could have an impact on our overall profitability.

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

17. Income Taxes

eSpeed was a U.S. corporation and reported and paid U.S. federal income taxes as well as taxes to other jurisdictions in which it or its subsidiaries conducted business. Historically, much of BGC Partners, LLC had operated through entities that were treated as partnerships for U.S. federal income tax purposes. As such, much of the income was not subject to U.S. federal and state income taxes because taxes related to income earned by partnerships represent obligations of the individual partners. BGC Partners, LLC did have certain companies that were incorporated and subject to U.S. federal, state and local income tax and they did report and pay U.S. federal, state and local income taxes. Outside the United States, BGC Partners, LLC had operated principally through subsidiary corporations subject to local income taxes. Prior to April 1, 2008, income taxes reported in the condensed consolidated financial statements for BGC Partners, LLC were primarily attributable to taxes incurred by its incorporated U.S. entities and by non-U.S. entities. Subsequent to the merger, the condensed consolidated financial statements of the Company include U.S. federal, state and local income taxes on its allocable share of the U.S. results of operations, giving effect to the post-merger structure, as well as taxes payable to jurisdictions outside the U.S. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ liability or benefit is not reflected in the Company’s condensed consolidated financial statements. The tax related assets, liabilities, provisions or benefits included in the Company’s condensed consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not those assets will not be realized. No deferred U.S. federal income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Effective January 1, 2007, the Company, adopted FASB guidance Accounting For Uncertainty in Income Taxes. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2010, the Company had $4.5 million of unrecognized tax benefits all of which would affect the Company’s effective tax rate if recognized. During the three and six months ended June 30, 2010, the Company did not have any material changes with respect to interest and penalties. The Company does not anticipate any significant change in the total amount of unrecognized benefits (excluding interest and penalties) over the next twelve months.

18. Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2010, the U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Services Authority (“FSA”) and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of June 30, 2010, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2010, $244.6 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $148.1 million.

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

Geographic Information

The Company offers products and services in the US, UK, France, Asia (including Australia), Other Americas, Other Europe and Middle East and Africa region (defined as the MEA region). Information regarding revenues for the three months and six months ended June 30, 2010 and 2009, respectively, and information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, fixed assets, net of accumulated depreciation, investment, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in geographic areas as of June 30, 2010 and December 31, 2009, respectively, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
United Kingdom	$136,090	$129,557	$290,156	$251,730
United States	96,917	63,808	193,794	137,523
France	35,555	52,353	67,643	96,295
Asia	52,030	38,605	100,913	77,032
Other Europe/MEA	6,858	7,058	14,061	11,941
Other Americas	8,254	755	16,288	1,529

Total revenues	$335,704	$292,136	$682,855	$576,050

	June 30, 2010	December 31, 2009
Long-lived assets:
United Kingdom	$134,939	$127,652
United States	123,659	117,647
France	10,022	15,178
Asia	92,907	99,566
Other Europe/MEA	4,002	3,955
Other Americas	16,927	16,899

Total long-lived assets	$382,456	$380,897

20. Subsequent Events

Second Quarter Dividend

On August 2, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share payable on August 30, 2010 to Class A and Class B common stockholders of record as of August 16, 2010.

Limited Partnership Interest Redemptions

During the month of July 2010, the Company, as part of its redemption and compensation restructuring program (see Note 15, Compensation, for more information), redeemed an aggregate of 864,198 units at an average price of $5.13.

Stock Issuances

During July 2010, the Company issued and sold an aggregate of 867,000 shares of its Class A common stock pursuant to the Sales Agreement at an average share price of $5.02.

On July 2, 2010, the Company filed a resale Registration Statement on Form S-3 with respect to 3,500,000 shares of Class A common stock which may be sold by Cantor for the account of certain retained and founding partners and/or by such retained and founding partners, as distributees of shares of Class A common stock from Cantor, from time to time on a delayed or continuous basis. The primary purpose of this Registration Statement is to enable such retained and founding partners of Cantor to have an opportunity to register certain distribution rights shares which they have a right to acquire from Cantor at certain times following the merger on April 1, 2008. While Cantor is nominally listed as a selling stockholder, it will not sell shares for its own account under the Registration Statement.

Banking Arrangement

On August 2, 2010, the Company was authorized to engage Cantor Fitzgerald & Co. (“CF&CO) and its affiliates to act as financial advisor in connection with one or more third-party transactions with or involving one or more targets as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees.

Exchange of Founding Partner Units

On August 9, 2010, a founding partner of BGC Holdings agreed to donate an aggregate of 400,000 shares of Class A common stock to The Cantor Fitzgerald Relief Fund. The founding partner’s donation covers a portion of the net proceeds raised by employees of the Company on its annual September 11, 2009 Charity Day.

The 400,000 shares of Class A common stock to be donated by the founding partner of BGC Holdings were issued to him by the Company upon exchange of Founding Partner Units that he received in connection with the separation and merger on April 1, 2008. In connection with the founding partner’s charitable donation of these shares, Cantor will accelerate the exercisability of the exchange rights of 400,000 exchangeable Founding Partner Units of the partner, which exchange rights would have otherwise become exercisable on the third anniversary of the merger. In addition, the Company, as the general partner of BGC Holdings, has agreed to remove the contractual transfer restrictions on the 400,000 shares in order to permit such founding partner to donate such shares to The Cantor Fitzgerald Relief Fund. Cantor further agreed to accelerate the exchangeability of the exchange rights of an additional 200,000 exchangeable Founding Partner Units of the partner and to the sale by such founding partner of such 200,000 Founding Partner Units received by such partner on April 1,2008 to a Cantor partner.

The Company’s issuance of 400,000 shares to one founding partner upon the accelerated exercisability of exchangeable Founding Partner Units will be in fulfillment of the exchange rights to acquire such shares issued by the Company to such person on April 1, 2008. The 400,000 shares donated by the partner to The Cantor Fitzgerald Relief Fund are expected to be registered for resale by The Cantor Fitzgerald Relief Fund or otherwise sold in connection with applicable law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners, Inc. financial condition and results of operations should be read together with BGC Partners, Inc. unaudited condensed consolidated financial statements and notes to those statements, as well as forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included elsewhere in this document. When used herein, the terms “BGC Partners,” “BGC” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2010 and 2009. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Report.

Overview

BGC Partners is a leading global financial intermediary to the wholesale financial markets, specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. Through its eSpeed and BGCantor Market Data brands, BGC Partners also offers financial technology solutions and market data and analytics related to select financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either over the counter (“OTC”) or through an exchange. BGC Partners has offices in New York and London, as well as in Beijing, Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo and Toronto.

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

On April 1, 2008, BGC Partners, LLC merged with and into eSpeed Inc. to form BGC Partners. eSpeed is a leader in developing and deploying electronic marketplaces and related trading technology that offers traders access to some of the most liquid, efficient and neutral financial markets in the world. eSpeed is an innovator in its core electronic marketplaces, the government bond markets of the world. The merger combined eSpeed’s electronic marketplaces and related electronic trading technology expertise in the government bond and its other markets with BGC Partners’ traditional inter-dealer brokerage businesses. Management believes this combination will position BGC Partners as one of the few financial intermediaries with hybrid capabilities and technology, thus allowing it to offer superior execution to its clients and drive higher trading volumes. Prior to the merger, BGC Partners and eSpeed had a strong relationship through a Joint Services Agreement (“JSA”) under which revenues for certain services were shared. Management believes that the merger has helped drive efficiencies and align the interests of both firms so that they can better focus eSpeed’s technology on supporting BGC Partners’ brokerage services.

Business Environment

The financial intermediary sector has been a competitive area that has had strong revenue growth over the past decade due to several factors. One factor is the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing holders to guard against gains or losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. Over the past decade, demand from financial institutions, financial services intermediaries and large corporations have increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

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

From the second half of 2008, and through the first three quarters of 2009, the continuing credit crisis and ensuing global economic slowdown resulted in an industry-wide slowdown in growth or outright decline in the volumes for many of the OTC and listed products we broker. Beginning in December 2009, and continuing into the first two quarters of 2010, industry wide volumes for many of the products we broker once again increased year-over-year. These industry volumes are often good proxies for the volumes in our Rates, Foreign Exchange, and Equities and Other Asset Classes brokerage businesses.

As a result of this improvement in market conditions, the business environment for BGC Partners, has improved. We continue to expect that the governments of the U.S. and other countries will continue to have relatively large budget deficits and debts, and these debts and deficits should continue to provide a favorable environment for our Rates, and to a lesser extent, Credit businesses. We cannot be certain how long these more favorable business conditions will persist, however.

In addition, regulators and legislators in the U.S. and E.U. continue to craft new laws and regulations for the global OTC derivatives markets, including, most recently, the Dodd - Frank Wall Street Reform and Consumer Protection Act. The new rules and proposals for rules have mainly called for additional transparency, position limits and collateral or capital requirements, as well as for central clearing of most standardized derivatives. We believe that uncertainty around the final form such new rules might take, may have negatively impacted trading volumes in certain markets in which we broker. However, based on the main laws enacted and proposals passed or discussed so far, we believe that the overall impact on revenues and profitability for the largest IDBs, including BGC, will be positive.

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

Financial Highlights

Total revenues were $335.7 million and $292.1 million for the three months ended June 30, 2010 and 2009, respectively, representing a 14.9 % increase. Total revenues were $682.9 million and $576.1 million for the six months ended June 30, 2010 and 2009, respectively, representing an 18.5 % increase. The main factors contributing to these increases were:

•	An overall increase in volumes in many of the markets in which we provide brokerage services.

•

An increase in brokerage revenues associated with rates products which was primarily attributable to strong sovereign debt issuance and the resulting industry wide increases in the volumes of both interest rate swaps and government bonds.

•	A global rebound in foreign exchange volumes as the credit crisis abated.

•	An increase in our front-office personnel from 1,444 at June 30, 2009 to 1,612 at June 30, 2010.

•	Continued selective expansion into the global markets, including new offices in Brazil and Moscow.

•

A continued focus on, and investment in, growing areas that complement our existing brokerage services, equities and other asset classes, particularly equity derivatives and cash equities, which are the primary contributors to our Equities and Other Asset Classes product group, for which revenues increased to $50.3 million for the three months ended June 30, 2010 as compared to $32.2 million for the three months ended June 30, 2009.

•

Revenues related to fully electronic trading increased 40.0% to $31.6 million for the three months ended June 30, 2010 as compared to $22.5 million for the three months ended June 30, 2009. This increase is primarily driven by significant increases in fully electronic revenues from foreign exchange and credit brokerage.

These factors were partially offset by the following:

•

Overall credit revenues decreased slightly year-on-year, primarily due to an industry-wide decline in credit derivative trading and corporate bond issuance, partially offset by strength in sovereign credit defaults swap activity and the aforementioned fully electronic credit growth.

Our results for the six months ended June 30, 2010 were impacted by our global redemption and compensation restructuring program. During the first quarter of 2010, we began a program to enhance our employment arrangements by leveraging our unique partnership structure. Participating partners generally agreed to extend the lengths of their employment agreements and to other contractual modifications sought by the Company. These partners also generally agreed to accept a larger portion of their compensation in partnership units. As part of this program, for the six months ended June 30, 2010, BGC Partners redeemed approximately 7.5 million limited partnership units for approximately $44.4 million in cash. Redeeming units for cash provides employees with liquidity while minimizing transaction costs and potential market disruption, and gives us another mechanism to reduce fully diluted share count. In addition, during the first quarter of 2010, we completed our global compensation restructuring program related to the modification of pre-merger employee contractual arrangements. As a result of these programs, the Company incurred additional compensation expenses. (See Note 15, Compensation, in the unaudited condensed consolidated statement of operations for more information regarding these expenses).

We believe the overall performance of the Company will continue to improve as we increase revenues generated from fully electronic trading, extend our employment agreements, and increase the percentage of compensation partners receive in the form of partnership units. As a result, we expect to increase the amount of cash available for dividends and share repurchases. Taken together, we believe that these developments will further improve BGC’s competitive position in the marketplace and improve employee retention.

For the three months ended June 30, 2010, we had net income of $7.4 million compared to $8.1 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, we had net income of $3.2 million compared to $16.1 million for the six months ended June 30, 2009. Compensation and employee benefits expense increased by $25.9 million, or 13.9%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Compensation and employee benefits expense increased by $116.7 million, or 31.7%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

The increase in compensation and employee benefits expense arose primarily from the completion in the first quarter of 2010 of a global compensation restructuring program related to the modification of pre-merger employee contractual arrangements which resulted in a $41.3 million one-time, non-recurring charge recorded in the first quarter, and a $39.4 million charge recorded in the six months ended June 30, 2010 relating to the granting of exchangeability of certain limited partnership units as part of our global redemption and compensation restructuring program. Also contributing to this increase in compensation expense was our year-on-year growth in brokerage revenues, which increased $104.3 million to $638.6 million for the six months ended June 30, 2010.

Results of Operations

The following table sets forth BGC’s Unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$213,863	63.7%	$164,305	56.2%	$435,896	63.8%	$336,585	58.5%
Principal transactions	99,606	29.7	106,438	36.5	202,734	29.7	197,699	34.3

Total brokerage revenues	313,469	93.4	270,743	92.7	638,630	93.5	534,284	92.8
Fees from related parties	16,436	4.9	13,232	4.5	32,362	4.7	28,156	4.9
Market data	4,444	1.3	4,402	1.5	8,831	1.3	8,864	1.5
Software solutions	1,760	0.5	2,770	1.0	3,512	0.5	4,268	0.7
Interest income	781	0.2	702	0.2	1,453	0.2	2,014	0.4
Other revenues	506	0.2	2,139	0.7	1,508	0.3	2,459	0.4
Losses on equity investments	(1,692)	(0.5)	(1,852)	(0.6)	(3,441)	(0.5)	(3,995)	(0.7)

Total revenues	335,704	100.0	292,136	100.0	682,855	100.0	576,050	100.0
Expenses:
Compensation and employee benefits	207,558	61.8	180,591	61.8	479,246	70.1	356,428	61.9
Allocation of net income to limited partnership units and founding/working partner units	5,163	1.5	6,190	2.1	5,163	0.8	11,269	1.9

Total compensation and employee benefits	212,721	63.3	186,781	63.9	484,409	70.9	367,697	63.8
Occupancy and equipment	28,249	8.4	27,522	9.4	56,377	8.3	53,346	9.3
Fees to related parties	3,338	1.0	2,929	1.0	7,372	1.1	7,264	1.3
Professional and consulting fees	10,016	3.0	7,305	2.5	20,085	2.9	14,789	2.6
Communications	18,468	5.5	15,646	5.4	37,536	5.5	30,970	5.4
Selling and promotion	16,227	4.8	12,751	4.4	32,144	4.7	27,755	4.8
Commissions and floor brokerage	4,916	1.5	4,075	1.4	9,803	1.4	7,750	1.3
Interest expense	3,596	1.1	2,512	0.9	6,507	1.0	4,909	0.8
Other expenses	20,652	6.2	10,990	3.7	25,041	3.7	18,620	3.2

Total expenses	318,183	94.8	270,511	92.6	679,274	99.5	533,100	92.5

Income from continuing operations before income taxes	17,521	5.2	21,625	7.4	3,581	0.5	42,950	7.5
Provision for income taxes	4,710	1.4	6,944	2.4	1,723	0.2	13,975	2.5

Consolidated net income	12,811	3.8	14,681	5.0	1,858	0.3	28,975	5.0
Less: Net income (loss) attributable to non-controlling interest in subsidiaries	5,413	1.6	6,613	2.2	(1,329)	(0.2)	12,827	2.2

Net income available to common stockholders	$7,398	2.2%	$8,068	2.8%	$3,187	0.5%	$16,148	2.8%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

Brokerage Revenues

Total brokerage revenues increased by $42.7 million, or 15.8%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Commission revenues increased by $49.6 million, or 30.2%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Principal transactions revenues decreased by $6.8 million, or 6.4%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

The increase in rates revenues of $21.9 million was primarily driven by continuing high levels of global fixed income issuance, secondary market trading activity, and heightened global levels of interest rate volatility.

The decrease in credit brokerage revenues of $13.7 million was primarily due to an industry-wide decline in corporate bond and credit derivative trading, partially offset by strength in sovereign credit defaults swap activity and fully electronic trading.

Foreign exchange revenues increased by $16.5 million due primarily to a continuing rebound in global volumes, particularly as credit issues have eased for customers of the Company’s Emerging Markets desks.

Revenues from equities and other asset classes increased by $18.0 million primarily driven by strong growth globally from our equity derivatives product as well as increase in overall equity market volatility and equity derivatives volumes.

Fees from Related Parties

Fees from related parties increased by $3.2 million, or 24.2%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was primarily due to increased revenues related to technology services. Back office services provided to Cantor by Tower Bridge also contributed to this increase.

Market Data

Market data revenues increased by $0.1 million, or 1.0%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Software Solutions

Software solutions revenues decreased by $1.0 million, or 36.5%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease was primarily related to a one-time adjustment recorded in the three months ended June 30, 2009.

Interest Income

Interest income increased by $0.1 million, or 11.3%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was primarily related to interest earned on Government bonds associated with our Liquidez business, which we acquired in June 2009, as well as increased interest income recognized on employee loans. These increases were partially offset by a decrease in interest rates and reduced excess cash balances.

Other Revenues

Other revenues decreased by $1.6 million, or 76.3%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease was primarily related to a legal settlement received by us from a competitor during the three months ended June 30, 2009.

Losses on Equity Investments

Losses on equity investments decreased by $0.2 million, or 8.6%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease was primarily driven by a reduction in our share of losses in non-consolidated investments.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $27.0 million, or 14.9%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was primarily due to a $23.7 million charge in the second quarter related to the granting of exchangeability of limited partnership interests. Also contributing to this increase was our year-on-year growth in brokerage revenues and our increase in front office personnel. These increases were partially offset by a reduction in compensation expense related to the global restructuring of our broker contracts.

Allocation of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units decreased by $1.0 million or 16.6% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The allocation of income to limited partnership units and founding/working partner units for the three months ended June 30, 2009 was $6.2 million compared to $5.2 million in the three months ended June 30, 2010. The decrease was primarily due to the decrease in the allocation of net income to limited partnership interests in BGC Holdings in the three months ended June 30, 2010.

Occupancy and Equipment

Occupancy and equipment expense increased by $0.7 million, or 2.6%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was primarily due to increased costs associated with new computer and office equipment related to our increased headcount.

Fees to Related Parties

Fees to related parties increased by $0.4 million, or 14.0%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was primarily due to an increase in back office allocations from Cantor during the three months ended June 30, 2010.

Professional and Consulting Fees

Professional and consulting fees increased by $2.7 million, or 37.1%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was primarily due to increased legal costs incurred during the three months ended June 30, 2010.

Communications

Communications expense increased by $2.8 million, or 18.0%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications remained relatively unchanged at approximately 5.5% across the two periods.

Selling and Promotion

Selling and promotion expense increased by $3.5 million, or 27.3%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. As a percentage of total revenues, selling and promotion expense remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $0.8 million, or 20.6% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily due to increased volumes in our equities business during the three months ended June 30, 2010.

Interest Expense

Interest expense increased by $1.1 million, or 43.2%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was primarily related to increased costs associated with our new Convertible senior notes and collateralized borrowings.

Other Expenses

Other expenses increased by $9.7 million, or 87.9%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was primarily due to additional costs associated with the hiring of new brokers.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $1.2 million, or 18.1%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease was primarily due to the decrease in the allocation of net income to limited partnership interests in BGC Holdings in the three months ended June 30, 2010. A decrease in Cantor’s pro-rata ownership in BGC Holdings also contributed to the decrease.

Provision for Income Taxes.

Provision for income taxes decreased by $2.2 million, or 32.2%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

Brokerage Revenues

Total brokerage revenues increased by $104.3 million, or 19.5%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Commission revenues increased by $99.3 million, or 29.5%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Principal transactions revenues increased by $5.0 million, or 2.5%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

The increase in rates revenues of $53.2 million was primarily driven by market share gains and continuing high levels of global fixed income issuance, secondary market trading activity, and heightened global levels of interest rate volatility.

The decrease in credit brokerage revenues of $15.3 million was primarily due to an industry-wide decline in credit derivative trading, primarily offset by strength in sovereign credit defaults swap activity.

Foreign exchange revenues increased by $29.2 million as the credit crisis abated.

Revenues from equities and other asset classes increased by $37.2 million due to our continued growth in equity products across all geographies.

Fees from Related Parties

Fees from related parties increased by $4.2 million, or 14.9%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was primarily due to increased revenues related to technology services. Back office services provided to Cantor by Tower Bridge also contributed to this increase.

Market Data

Market data revenues decreased by $0.1 million, or 0.4%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease was primarily due to a reduction in desktop terminal usage during the six months ended June 30, 2010.

Software Solutions

Software solutions revenues decreased by $0.8 million, or 17.7%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease was primarily related to a one-time adjustment recorded in the six months ended June 30, 2009. In addition, certain licensing fee revenues decreased as a result of reduced levels of trading activity. These decreases were partially offset by an increase in our KLEOS business services revenues.

Interest Income

Interest income decreased by $0.6 million, or 27.9%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease was primarily due to a reduction in both interest rates and in the level of excess cash balances during the six months ended June 30, 2010.

Other Revenues

Other revenues decreased by $1.0 million, or 38.7%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease was primarily related to a legal settlement received by us from a competitor during the six months ended June 30, 2009.

Losses on Equity Investments

Losses on equity investments decreased by $0.6 million, or 13.9%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease was primarily driven by a reduction in our share of losses in non-consolidated investments.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $122.8 million, or 34.5%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase arose from the completion in the first quarter of 2010 of the global compensation restructuring related to the modification of pre-merger employee contractual arrangements which resulted in a $41.3 million one-time, non-recurring charge, and a $15.7 million charge relating to the redemption of certain limited partnership interests. Both of these charges were recorded in the three months ended March 31, 2010. In addition, a $23.7 million charge was recorded in the current quarter related to the granting of exchangeability and/or the redemption of limited partnership interests. Also contributing to this increase in compensation expense was our year on year growth in brokerage revenues.

Allocation of Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units decreased by $6.1 million or 54.2% for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The allocation of income to limited partnership units and founding/working partner units in BGC Holdings for the six months ended June 30, 2009 was $11.3 million compared to $5.2 million in the six months ended June 30, 2010. The decrease in the first six months of 2010 was due to the decrease in the allocation of net income to limited partnership interests in BGC Holdings in the six months ended June 30, 2010.

Occupancy and Equipment

Occupancy and equipment expense increased by $3.0 million, or 5.7%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was primarily due to increased costs associated with new computer and equipment related to our increased headcount.

Fees to Related Parties

Fees to related parties increased by $0.1 million, or 1.5%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was primarily due to an increase in back office allocations from Cantor during the six months ended June 30, 2010.

Professional and Consulting Fees

Professional and consulting fees increased by $5.3 million, or 35.8%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was primarily due to increased legal costs incurred during the six months ended June 30, 2010.

Communications

Communications expense increased by $6.6 million, or 21.2%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications remained relatively unchanged at approximately 5.5% across the two periods.

Selling and Promotion

Selling and promotion expense increased by $4.4 million, or 15.8%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. As a percentage of total revenues, selling and promotion expense remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $2.1 million, or 26.5% for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to increased volumes in our equities business during the six months ended June 30, 2010.

Interest Expense

Interest expense increased by $1.6 million, or 32.6%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was primarily related to increased costs associated with our notes payable and collateralized borrowings.

Other Expenses

Other expenses increased by $6.4 million, or 34.5%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was primarily due to additional costs associated with the hiring of new brokers.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $14.2 million, or 110.4%, to a loss of $1.3 million for the six months ended June 30, 2010 as compared to a profit of $12.8 million the six months ended June 30, 2009. This decrease was primarily due to the decrease in the allocation of net income to limited partnership interests in BGC Holdings in the six months ended June 30, 2010. A decrease in Cantor’s pro-rata ownership of BGC Holdings also contributed to the decrease.

Provision for Income Taxes.

Provision for income taxes decreased by $12.3 million, or 87.7%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Seasonality

The IDB business is affected by seasonality. Summer vacations across the trading community, especially in August, generally reduce volumes in the third quarter. Thanksgiving in the U.S., as well as the Christmas and New Years Holidays, tend to constrain volumes in the fourth quarter. BGC does not believe that seasonality impacts any one product category more than any other. However, overall market volumes and volatility changes and fluctuations in major currencies against the U.S. dollar, quarter-to-quarter, can magnify or offset seasonality.

Quarterly Results of Operations

The following table sets forth, our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009		June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(in thousands)
Revenues:
Commissions	$213,863	$222,033	$182,014	$175,219		$164,305	$172,280	$179,144	$225,482
Principal transactions	99,606	103,128	91,460	90,608		106,438	91,261	80,614	48,832
Fees from related parties	16,436	15,926	15,776	14,945		13,232	14,924	17,205	19,409
Market data	4,444	4,387	4,265	4,824		4,402	4,462	3,917	4,842
Software solutions	1,760	1,752	1,392	1,759		2,770	1,498	2,134	2,109
Interest income	781	672	3,049	2,189		702	1,312	3,010	1,019
Other revenues	506	1,002	1,822	1,642		2,139	320	1,545	1,085
Losses on equity investments	(1,692)	(1,749)	(2,945)	(1,747	) )	(1,852)	(2,143)	(2,087)	(1,910)

Total revenues	335,704	347,151	296,833	289,439		292,136	283,914	285,482	300,868
Expenses:
Compensation and employee benefits	207,558	271,688	187,232	181,479		180,591	175,837	190,208	177,739
Allocation of net income to limited partnership units and founding/working partner units	5,163	—	3,735	1,727		6,190	5,079	—	4,015

Total compensation and employee benefits	212,721	271,688	190,967	183,206		186,781	180,916	190,208	181,754
Occupancy and equipment	28,249	28,128	27,015	27,653		27,522	25,824	26,723	25,686
Fees to related parties	3,338	4,034	3,410	3,208		2,929	4,335	2,731	2,883
Professional and consulting fees	10,016	10,069	12,709	6,852		7,305	7,484	9,207	15,460
Communications	18,468	19,068	18,178	16,880		15,646	15,324	15,696	17,459
Selling and promotion	16,227	15,917	15,250	14,432		12,751	15,004	15,520	16,262
Commissions and floor brokerage	4,916	4,887	4,702	4,084		4,075	3,675	11,284	3,418
Interest expense	3,596	2,911	2,535	2,476		2,512	2,397	5,442	2,217
Other expenses	20,652	4,389	8,584	22,593		10,990	7,630	9,347	17,603

Total expenses	318,183	361,091	283,350	281,384		270,511	262,589	286,158	282,742
Income (loss) from continuing operations before income taxes	17,521	(13,940)	13,483	8,055		21,625	21,325	(676)	18,126
Provision (benefit) for income taxes	4,710	(2,987)	6,390	3,310		6,944	7,031	(1,440)	4,762

Consolidated net income (loss)	12,811	(10,953)	7,093	4,745		14,681	14,294	764	13,364

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	5,413	(6,742)	5,391	2,570		6,613	6,214	777	6,511

Net income (loss) available to common stockholders	$7,398	$(4,211)	$1,702	$2,175		$8,068	$8,080	$(13)	$6,853

The tables below detail our brokerage revenues by product category (in thousands):

	For the three months ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Brokerage revenue by product (actual results):
Rates	$139,327	$145,350	$125,946	$125,861	$117,467	$113,947	$106,645	$129,482
Credit	77,109	89,680	70,388	78,893	90,768	91,334	83,258	67,923
Equities and other asset classes	50,255	45,466	38,675	25,262	32,245	26,302	29,198	25,795
Foreign exchange	46,778	44,665	38,465	35,811	30,263	31,958	40,657	51,114

Total brokerage revenues	$313,469	$325,161	$273,474	$265,827	$270,743	$263,541	$259,758	$274,314

Brokerage revenue by product (percentage):
Rates	44.4%	44.7%	46.1%	47.3%	43.4%	43.2%	41.1%	47.2%
Credit	24.6	27.6	25.7	29.7	33.5	34.7	32.0	24.8
Foreign exchange	14.9	13.7	14.1	13.5	11.2	12.1	15.7	18.6
Equities and Other asset classes	16.1	14.0	14.1	9.5	11.9	10.0	11.2	9.4

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$286,365	$299,462	$251,775	$245,179	$252,918	$248,353	$244,298	$255,142
Fully electronic	27,104	25,699	21,699	20,648	17,825	15,188	15,460	19,172

Total brokerage revenues	$313,469	$325,161	$273,474	$265,827	$270,743	$263,541	$259,758	$274,314

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	91.4%	92.1%	92.1%	92.2%	93.4%	94.2%	94.0%	93.0%
Fully electronic	8.6	7.9	7.9	7.8	6.6	5.8	6.0	7.0

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer term funding (equity and long term debt) is held to support the less liquid assets. Total assets at June 30, 2010 were $1.6 billion, an increase of 6.9% as compared to December 31, 2009. The growth in total assets was driven primarily by increases in receivables from brokers, dealers and clearing organizations, and accrued commissions receivable. We maintain a comparatively large portion of our assets in cash, with cash and cash equivalents at June 30, 2010 at $344.0 million.

Funding

Our funding base consists of longer term capital (equity, notes payable and collateralized borrowings) and shorter-term liabilities/accruals that are a natural outgrowth of specific assets and/or the business model, such as matched fails and accrued commission compensation. We have limited need for and use of short-term unsecured funding. Contingent liquidity needs are largely limited to unsecured letters of credit used to meet clearinghouse/exchange margins. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances substantially exceed unsecured letters of credit and the amortization of our term debt. The principal and interest on our $19.0 million secured loan arrangement is repayable in thirty six consecutive monthly installments with the final payment due in September 2012. All of the cash on the balance sheet, some of which is held at regulated broker-dealer subsidiaries, would not necessarily be available to meet potential liquidity needs. However, cash in and available to the specific regulated entity supported by the unsecured letter of credit exceeds the letter of credit amount.

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

On April 1, 2010, BGC effectively refinanced $150.0 million in senior notes payable via issuance of Convertible Senior Notes to Cantor. The details of this are provided in the “Notes Payable and Collateralized Borrowings” section below. On May 6, 2010, we filed a $100.0 million Shelf Registration Statement on Form S-3 with the SEC. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, and repurchases of shares of Class A common stock or redemptions of founding/working partner units and limited partnership units in BGC Holdings or other equity interests in our subsidiaries from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. Besides general corporate purposes, this registration along with our share buy-back authorization is designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units for cash and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the Registration.

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

We may raise additional funds from time to time through equity or debt financing, including borrowings under existing uncommitted credit lines and public and private sales of debt securities, to finance our business, operations and possible acquisitions.

Credit Ratings

In November 2009, in connection with a potential issuance of debt securities in a public or Rule 144A offering, we obtained public long-term credit ratings. As described below under “Notes Payable and Collateralized Borrowings,” on April 1, 2010 BGC Holdings ultimately issued to Cantor an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015, and we did not use the public long-term credit ratings in connection with this debt offering.

Our public long-term credit ratings and associated outlook are as follows:

	Rating	Outlook
Moody’s Investor Service	Ba1	Stable

Standard & Poor’s	BBB-	Stable

Fitch Rating’s Inc.	BBB	Stable

Credit ratings and associated outlook are influenced by a number of variable factors, including but not limited to: earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resultant leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any reduction in our credit ratings and/or the associated outlook could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlook may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. In connection with certain trading agreements, we may be required to provide additional collateral in the event of a credit ratings downgrade.

Cash Flows

Net cash used in operating activities was $30.9 million for the six months ended June 30, 2010, compared to net cash provided by operating activities of $211.0 million for the six months ended June 30, 2009, a decrease of $241.9 million.

This decrease was primarily due to a decrease in consolidated net income of $27.1 million, an increase in non-cash adjustments to net income of $7.8 million, and a decrease in cash provided from changes in operating assets and liabilities in the amount of $222.6 million. The latter decrease resulted primarily from a reduction in reverse repurchase agreement with related parties in the amount of $125.2 million in the first six months of 2009 and a decrease in net payables to related parties in the amount of $72.6 million.

Net cash used in investing activities was $32.3 million for the six months ended June 30, 2010, compared to net cash used in investing activities of $30.1 million for the six months ended June 30, 2009, an increase of $2.2 million. This increase was primarily due to a $7.4 million increase in the purchase of capitalized assets in the six months ended June 30, 2010 when compared to the six months ended June 30, 2009, the purchase of marketable securities in the amount of $3.0 million in the six months ended June 30, 2010, partially offset by the acquisition of Liquidez in the six months ended June 30, 2009 for $5.1 million, net of cash acquired, and a decrease of $3.1 million in investments in unconsolidated entities in the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.

Net cash used in financing activities was $57.9 million for the six months ended June 30, 2010, compared to net cash used in financing activities of $35.4 million for the six months ended June 30, 2009, an increase of $22.5 million. During the six months ended June 30, 2010, the net cash used in financing activities was primarily comprised of $17.8 million in proceeds, net of underwriting fees, from the Sales Agreement offering of Class A common stock, offset by the redemptions of limited partnership units and founding partner units in the amount of $28.9 million, earnings distributions to limited partnership interests in BGC Holdings of $8.1 million, dividends of $16.6 million, and repurchases of Class A Common Stock in the amount of $17.4 million. During the six months ended June 30, 2009, the net cash used in financing activities was primarily comprised of repurchases of Class A Common Stock in the amount of $7.9 million, earnings distributions to limited partnership interests in BGC Holdings of $17.1 million and paid dividends of $10.4 million.

Notes Payable and Collateralized Borrowings

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes to a number of investors. The Senior Notes incurred interest semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision as discussed in Note 10, Related Party Transactions). The Senior Notes matured on April 1, 2010.

On April 1, 2010 BGC Holding issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “Notes”) to Cantor. The Company used the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010.

The Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The Notes bear an annual interest rate of 8.75%, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are convertible into 21.5 million shares of Class A common stock. The Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement with General Electric Capital Corporation, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment to General Electric Capital Corporation in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement is repayable in thirty six consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the loan was $14.7 million as of June 30, 2010. The loan is guaranteed by BGC Partners, Inc.

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

As of June 30, 2010, $244.6 million of net assets were held by regulated subsidiaries. As of June 30, 2010, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $148.1 million.

BGC Holdings Partnership Interest Redemptions and Stock Repurchase Program

During the three months ended June 30, 2010, the Company, as part of its global redemption and compensation restructuring program (see Note 15, Compensation, for more information), redeemed approximately 2.0 million limited partnership units at an average price of $5.61. During the six months ended June 30, 2010, the Company, as part of its redemption and compensation restructuring program (see Note 15, Compensation, for more information), redeemed approximately 4.4 million limited partnership units at an average of $6.01. For the three months ending June 30, 2010, the Company redeemed approximately 0.9 million founding/working partner units at an average price of $5.61. For the six months ending June 30, 2010, the Company redeemed approximately 3.1 million founding partner units for an average price of $5.89.

During the six months ended June 30, 2010, the Company repurchased 2,927,633 shares of Class A common stock at an aggregate purchase price of approximately $17.4 million. During the six months ended June 30, 2009, the Company repurchased 4,023,959 shares of its Class A common stock. These repurchases included 2,600,000 shares repurchased from The Cantor Fitzgerald Relief Fund at the market price of $1.99 per share, for an aggregate purchase price of approximately $5.2 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2008 Charity Day.

On May 4, 2010 the Company’s Board of Directors authorized an $85 million increase in the BGC Partners stock repurchase authorization, bringing the total amount available for future repurchases of Class A common stock to $100 million. At June 30, 2010, the Company had approximately $100 million remaining from its buyback authorization and from time to time, the Company may actively continue to repurchase shares.

Share repurchase and unit redemption activity for the six months ended June 30, 2010 was as follows:

Period	Total number of shares purchased or units redeemed	Average Price Paid per Share or Unit	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
Redemptions
January 1, 2010 – March 31, 2010	4,659,841	$6.17	—	—
April 1, 2010 – April 30, 2010	—	—	—	—
May 1, 2010 – May 31, 2010	—	—	—	—
June 1, 2010 – June 30, 2010	2,846,409	$5.61	—	—

Total Redemptions	7,506,250	$5.96

Repurchases
January 1, 2010 – March 31, 2010	2,319,731	$5.76	2,319,731	$19,041,380
April 1, 2010 – April 30, 2010	607,902	$6.58	607,902	$15,041,385
May 1, 2010 – May 31, 2010	—	—	—	$100,000,000
June 1, 2010 – June 30, 2010	—	—	—	$100,000,000

Total Repurchases	2,927,633	$5.93	2,927,633	$100,000,000

Total Redemptions and Repurchases	10,433,883	$5.95

Stock Issuances

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

During the three months ended June 30, 2010, the Company issued an aggregate of 1,180,423 shares of its Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable limited partnership interests in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. All of these shares became eligible for sale beginning on when the Company’s restrictions on employee stock transactions are lifted. This issuance did not change the amount of fully diluted shares outstanding.

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

On April 26 and May 6, 2010, the Company issued an aggregate of 1,103,578 shares of its Class A common stock to certain founding partners upon exchange of exchangeable founding partner units. The Company’s issuance of the 1,103,578 shares was in fulfillment of the exchange rights to acquire such shares issued by the Company to such persons on April 1, 2008. An aggregate of 607,902 of these shares of Class A common stock were donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the Company’s 2009 Charity Day. This issuance did not change the number of fully diluted shares outstanding.

On May 6, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. This issuance did not change the amount of fully diluted shares outstanding.

On May 28, 2010, Cantor exchanged 3,500,000 Cantor units of BGC Holdings for 3,500,000 shares of Class A common stock. As a result of the Cantor purchases described above, and this exchange, as of June 30, 2010 Cantor held an aggregate of 64,033,290 Cantor units.

On June 2, 2010, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. pursuant to which the Company may offer and sell up to 5,500,000 shares of Class A common stock of the Company (subject to a maximum aggregate gross sales price of $100,000,000) from time to time through Cantor Fitzgerald & Co., as the Company’s sales agent under the Sales Agreement. Cantor Fitzgerald & Co. is a wholly owned subsidiary of Cantor and an affiliate of the Company. During June 2010, 3,230,000 shares were issued under this sales agreement at an average share price of $5.60.

The fully diluted weighted average share count for the quarter ended June 30, 2010 was 226.5 million as follows (in millions):

Common stock outstanding	84.5
Limited partnership interests in BGC Holdings	138.9
RSUs	3.1

Total	226.5

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	2Q 2010	1Q 2010	4Q 2009	3Q 2009	2Q 2009	1Q 2009
Volume (in billions)
Fully Electronic—Rates—(1)	$14,088	$11,557	$10,916	$9,703	$9,552	$7,758
Fully Electronic—Credit & FX—(2)	842	762	816	715	232	148

Total Fully Electronic Volume	14,930	12,319	11,732	10,418	9,784	7,906

Total Hybrid Volume—(3)	30,436	33,073	27,704	19,745	18,637	19,914

Total Fully Electronic and Hybrid Volume—(4)	$45,366	$45,392	$39,436	$30,163	$28,421	$27,820

Transaction Count (in thousands, except for days)
Fully Electronic—Rates—(1)	5,077	3,731	3,625	3,513	3,506	2,748
Fully Electronic—Credit & FX—(2)	390	354	418	306	120	77

Total Fully Electronic Transactions	5,467	4,085	4,043	3,819	3,626	2,825

Total Hybrid Transactions	559	561	410	352	337	301

Total Transactions	6,026	4,646	4,453	4,171	3,963	3,126

Trading Days	63	61	63	64	63	61

(1)	Defined as U.S. Treasuries, Canadian Sovereigns and European Government Bonds, Repos and Futures. CBOT Futures volume calculated based on per contract notional value of $200,000.
(2)	Defined as Foreign Exchange Options, Credit Default Swaps, Electronic Give-up Straights, Foreign Exchange Non-Deliverable Forwards and Foreign Exchange Spot.
(3)	Defined as notional volume from hybrid transactions conducted by BGC brokers using the eSpeed system, exclusive of voice-only transactions.
(4)	The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on the Company’s total fully electronic or hybrid volumes or on BGC Partners revenues related to fully electronic trading, overall revenues, or earnings.

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

Quarterly Market Activity

Fully electronic volume on the eSpeed and BGC Trader system, including new products, was $14.1 trillion for the three months ended June 30, 2010, up 47.5% from $9.6 trillion for the three months ended June 30, 2009. Our combined voice-assisted and screen-assisted volume for the three months ended June 30, 2010 was $45.4 trillion, up 59.6% from $28.4 trillion for the three months ended June 30, 2009.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at June 30, 2010 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$131,325	$20,916	$38,991	$31,592	$39,826
Notes payable and collateralized obligations (2)	164,672	6,194	8,478	150,000
Interest on notes payable (2)	64,316	14,085	26,715	23,516

Total contractual obligations	$360,313	$41,195	$74,184	$205,108	$39,826

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $27.7 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes Payable and collateralized obligations reflects the issuance of $150.0 million of Senior Notes and $14.7 million of a secured loan arrangement with General Electric Capital Corporation. See Note 14, Notes Payable and Collateralized Borrowings, in BGC Partners’ Inc.’s condensed consolidated financial statements as of June 30, 2010 for more information regarding these obligations, including timing of payments and compliance with debt covenants.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Pronouncements

See Note 1 Organization and Basis of Presentation, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is incorporated by reference herein) for information regarding recently adopted accounting pronouncements.

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

Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. On-going credit monitoring procedures include reviewing periodic financial statements and publicly available information on the client and collecting data from credit rating agencies, where available, to assess the on-going financial condition of the client. For transactions conducted through the eSpeed and BGC Trader electronic trading platform, BGC Partners has developed and utilizes an electronic credit monitoring system which measures and controls credit usage, including the ability to prohibit execution of trades that would exceed risk limits and permit only risk reducing trades.

Principal Transaction Risk

Through its subsidiaries, BGC Partners executes matched principal transactions in which it acts as a “middleman” by serving as counterparty to both a buyer and a seller in matching back-to-back trades. These transactions are then settled through a recognized settlement system or third-party clearing organization. Settlement typically occurs within one to three business days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. BGC Partners generally avoids settlement of principal transactions on a free-of-payment basis or by physical delivery of the underlying instrument. However, free-of-payment transactions may occur on a very limited basis.

The number of matched principal trades BGC Partners executes has continued to grow as compared to prior years. Receivables from brokers, dealers and clearing organizations and payables to brokers, dealers and clearing organizations on the Company’s unaudited condensed consolidated statements of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC Partners’ experience has been that substantially all of these transactions ultimately settle at the contracted amounts.

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

Our risk management procedures and strict limits are designed to monitor and limit the risk of unintended loss and have been effective in the past. However, there is no assurance that these procedures and limits will be effective at limiting unanticipated losses in the future. Adverse movements in the securities positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on BGC Partners’ unaudited condensed consolidated financial condition and results of operations for any particular reporting period.

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

Foreign Currency Risk

BGC Partners is exposed to risks associated with changes in foreign exchange rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of the Company’s revenues and expenses in particular with regard to British Pounds and Euros. In addition changes in the remeasurement of BGC Partners’ foreign currency denominated net assets are recorded as part of its results of operations and fluctuate with changes in foreign currency rates. BGC monitors the net exposure in foreign currencies on a daily basis and hedges its exposure as deemed appropriate with highly rated major financial institutions.

Interest Rate Risk

BGC Partners had $164.7 million in fixed-rate debt outstanding as of June 30, 2010. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, summarized, accumulated and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the description of legal proceedings in Note 16 Commitments, Contingencies and Guarantees to the unaudited condensed consolidated financial statements included in Item 1 of Part I this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Set forth below are updates to certain of our risk factors. For additional risk factors, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009, and in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2010.

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, Cantor Fitzgerald & Co., which is acting as our sales agent in our controlled equity offering. In addition, we have retained Cantor and its affiliates to provide us with additional investment banking services.

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, Cantor Fitzgerald & Co., which is acting as our sales agent pursuant to the Sales Agreement under which we may issue and sell from time to time up to 5.5 million shares of our Class A common stock (subject to a maximum aggregate gross sales price of $100.0 million) in a controlled equity offering. As of July 31, 2010, we have issued and sold an aggregate of approximately 4.1 million shares of Class A common stock under the Sales Agreement. In addition, Cantor, Cantor Fitzgerald & Co. and their affiliates have provided investment banking services to us and our affiliates in the past and may be expected to do so in the future. They receive customary fees and commissions for these services. In addition, they may also receive brokerage services and market data and analytics products from us and our respective affiliates.

Our general policy and that of our audit committee is that all transactions with a related party are subject to prior review and approval by our audit committee. Accordingly, our audit committee considered and approved the terms of the Sales Agreement and the retention of Cantor and its affiliates to provide us with additional investment banking services. We believe that the compensation paid and to be paid to Cantor, Cantor Fitzgerald & Co. and their affiliates will not be greater than the typical compensation that would be charged by them to a third party issuer on an arm’s-length basis for similar types of services.

Cantor Fitzgerald & Co. has retained independent legal advisors in connection with its role as sales agent under the Sales Agreement, but for the reasons described below it may not be in a position to provide us with independent financial input in connection with the offering of shares of our Class A common stock pursuant to the Sales Agreement. We are not required to, and have not engaged, an independent investment banking firm to act as a qualified independent underwriter or to otherwise provide us with independent input in our controlled equity offering.

While our board of directors and audit committee will be involved with any future decision by us to terminate the Sales Agreement or to enter into new sales agreements with Cantor Fitzgerald & Co., our management has been delegated the authority to determine, and to so instruct Cantor Fitzgerald & Co. with respect to, matters involving the manner, timing, number of shares, and minimum prices per share or proceeds for sales of our shares, or the suspension thereof, in our controlled equity offering pursuant to the Sales Agreement. Our management may be expected to consult with appropriate personnel from Cantor Fitzgerald & Co. in making such determinations, but given the overlap between our senior management and that of Cantor and its wholly owned subsidiary, Cantor Fitzgerald & Co., it may be expected that any joint determinations by our senior management and that of Cantor Fitzgerald & Co. with respect to our controlled equity offering will involve the same individuals. In making such joint determinations, our audit committee has instructed our senior management to act in the best interests of us and our stockholders. Nevertheless, in making such determinations, such individuals will not have the benefit of input from an independent investment banking firm that is able to make its own determinations with respect to our controlled equity offering, including, but not limited to, whether to suspend sales under the Sales Agreement or to terminate the Sales Agreement.

For further information about our relationship with Cantor, Cantor Fitzgerald & Co. and their affiliates, including Cantor, see the section entitled “Certain Relationships and Related Transactions” in our Form 10-K for the year ended December 31, 2009 and Note 10, Related Party Transactions, to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Purchasers, as well as existing stockholders, may experience significant dilution as a result of offerings of our shares of Class A common stock.

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3”) with respect to the issuance and sale up to $100.0 million of shares of our Class A common stock from time to time on a delayed or continuous basis. As of July 31, 2010, we have issued and sold an aggregate of approximately 4.1 million shares of Class A common stock under the Form S-3 pursuant to the Sales Agreement. In addition to the approximately 1.4 million shares of Class A common stock that remain available for issuance and sale under the Sales Agreement, we may in the future sell additional shares of Class A common stock under the Form S-3 pursuant to new sales agreements or otherwise.

Because the sales of shares of our Class A common stock under the Sales Agreement have been made, and any other future sales of our Class A common stock under the Form S-3 may be made, in privately negotiated transactions or directly into the market at prevailing market prices or at prices related to such prevailing market prices, the prices at which these shares have been sold and may be sold in the future will vary, and these variations may be significant. Purchasers of these shares may suffer significant dilution if the price they pay is higher than the price paid by other purchasers of shares of our Class A common stock under the Sales Agreement and any future offerings of our shares of Class A common stock.

In selling shares of our Class A common stock under the Sales Agreement, we may determine to instruct Cantor Fitzgerald & Co. not to sell our shares at less than a minimum price per share designated by us. Alternatively, we may instruct Cantor Fitzgerald & Co. to sell our shares so as to seek to realize a designated minimum price per share for all shares sold over a designated time period, or so as to seek to raise a designated minimum dollar amount of gross proceeds from sales of all such shares over a designated time period. These approaches may result in some purchasers of our shares paying a significantly higher price per share than other purchasers, depending upon the number of shares sold, the market prices for our shares, and the liquidity and depth of our market. In particular, this could be the case near the end of any designated sales period, especially if we determine at that time to authorize Cantor Fitzgerald & Co. to seek to sell our shares in privately negotiated transactions at a discount to prevailing market prices.

In addition, the sale by us of any shares of our Class A common stock may have the following effects:

•	our existing Class A common stockholders’ proportionate ownership interest in us will decrease;

•	our existing Class A common stockholders may suffer significant dilution;

•	the amount of cash available per share for dividends payable on shares of our Class A common stock may decrease;

•	the relative voting strength of each previously outstanding share of our Class A common stock may be diminished; and

•	the market price of our Class A common stock may decline.

Because we intend to use the net proceeds from the sale of shares of Class A common stock under the Sales Agreement, and may use the net proceeds from future offerings, for general corporate purposes, which, among other things, are expected to include principally repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases, investors should be aware that such net proceeds will not be available for other corporate purposes, and that, depending upon the timing and prices of such repurchases of shares and purchases of units and of the sales of our shares under the Sales Agreement and the liquidity and depth of our market, we may sell a greater aggregate number of shares, at a lower average price per share, under the Sales Agreement than the number of shares or units repurchased or purchased, thereby increasing the aggregate number of shares and units outstanding and decreasing our fully diluted earnings per share.

We intend to use the net proceeds of the sale of shares of Class A common stock under the Sales Agreement, and may use the net proceeds from future offerings, for general corporate purposes, which among other things, are expected to include principally repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases. During the six months ended June 30, 2010, we repurchased approximately 2.9 million shares of Class A common stock at an aggregate purchase price of approximately $17.4 million, at an average repurchase price of $5.93 per share. Since April 30, 2010, we have not repurchased for cash any shares of our Class A common stock. In addition, during the six months ended June 30, 2010, we purchased for cash approximately 7.5 million partnership units, at an aggregate purchase price of approximately $44.4 million, for an average purchase price of $5.96 per unit. In July 2010, we purchased for cash approximately 0.9 million partnership units, at an aggregate purchase price of approximately $4.4 million, for an average purchase price of $5.13 per unit pursuant to the program. In the future we expect to continue to repurchase shares of our Class A common stock and purchase BGC Holdings units from Cantor, our executive officers, other employees, partners, and others, and these repurchases and purchases may be significant, particularly as we continue our redemption and compensation restructuring program.

As of July 31, 2010, we have issued and sold under our the Sales Agreement an aggregate of approximately 4.1 million shares of Class A common stock, for an average price per share of $5.48, net of commissions.

To the extent that we continue to use the net proceeds of the sale of shares of our Class A common stock to fund repurchases of shares and purchases of units, or to replenish cash used to effect repurchases and purchases, net proceeds will not be available for other corporate purposes. In addition, to the extent that we seek to sell shares of our Class A common stock to raise net proceeds for repurchases of shares and purchases of units, depending upon the timing and prices of the repurchases of shares and purchases of units and of the sales of our shares and the liquidity and depth of our market, we may in fact sell a greater aggregate number of shares of our Class A common stock, at a lower average price per share, in our offerings than the aggregate number of shares repurchased and units purchased by us and the average price per share or unit that we are paying in such repurchases and purchases. Thus, our strategy may result in an increase in the number of our shares and units outstanding and a decrease in our earnings per share on both a basic and a fully diluted basis. Nevertheless, our management believes that selling our shares, and using the net proceeds of such sales to repurchase shares and purchase units, is in our best interest and that of our stockholders. While we believe that we can successfully manage our strategy, and that our share price may in fact increase as we increase the amount of cash available for dividends and share repurchases and unit purchases by increasing the percentage of compensation our partners receive in the form of restricted partnership units, gradually lowering our compensation expenses for purposes of distributable earnings, and lowering our long-term effective tax rate for distributable earnings, there can be no assurance that our strategy will be successful or that we can achieve any or all of such objectives.

The market price of our Class A common stock has fluctuated significantly and may continue to do so. In addition, future sales of shares of Class A common stock could adversely affect the market price of our Class A common stock.

The market price of our Class A common stock has fluctuated widely since eSpeed’s initial public offering in December 1999, and the market price of our Class A common stock may continue to do so depending upon many factors, including our actual results of operations and perceived prospects, the prospects of our competition and of the financial marketplaces in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, seasonality, changes in general valuations for companies in our business segment, changes in general economic or market conditions and broad market fluctuations.

Future sales of our shares also could adversely affect the market price of our Class A common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with public offerings, future acquisitions, strategic alliances, third-party investments and private placements or otherwise, the market price of common stock could decline significantly. In addition, our stockholders could be diluted by such future sales.

Recent events which could have such an effect include the sales of shares of Class A common stock under the Sales Agreement, and future sales of our shares, described above, as well as the following:

•

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “BGC Holdings Notes”) in a private placement transaction to Cantor. On April 1, 2010, BGC Holdings lent the proceeds from the issuance of the BGC Holdings Notes to us in exchange for $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “convertible notes”) on substantially the same economic terms as the BGC Holdings Notes. These notes are exchangeable and convertible as follows: The BGC Holdings Notes held by Cantor are (i) exchangeable for a like principal amount of convertible notes held by BGC Holdings, or (ii) convertible into an aggregate of 21,530,793 BGC Holdings exchangeable limited partnership units. The BGC Holdings exchangeable limited partnership units are themselves exchangeable on a one-for-one basis for shares of Class A common stock. The convertible notes are convertible into an aggregate of 21,530,793 shares of Class A common stock. In connection with the issuance of the convertible notes, we entered into a registration rights agreement with Cantor, dated April 1, 2010, pursuant to which holders of the convertibles notes and the shares of Class A Common Stock issuable upon conversion of the convertible notes have registration rights.

•

On May 28, 2010, Cantor exchanged 3.5 million Cantor units of BGC Holdings for 3.5 million shares of our Class A common stock. In connection therewith, on July 2, 2010, we filed a resale Registration Statement on Form S-3 with respect to the 3.5 million shares of Class A common stock which may be sold by Cantor for the account of certain retained and founding partners and/or by such retained and founding partners, as distributees of shares of Class A common stock from Cantor, from time to time on a delayed or continuous basis.

•

(i) The distribution by Cantor of shares of Class A common stock to satisfy certain of its distribution rights obligations to certain current and former partners of Cantor, (ii) the granting of exchangeability of certain BGC Holdings units into shares of our Class A common stock in connection with our partnership redemption and compensation restructuring program, (iii) the issuance of shares of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding partner units and (iv) the conversion by Cantor of 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock.

•

In addition, the sale of shares of our Class A common stock issuable in connection with (i) the exchange of Cantor’s exchangeable limited partnership interests, (ii) BGC Holdings founding/working partner units (if exchangeable), (iii) incentive compensation, including RSUs, (iv) potential business combination transactions and (v) BGC Holdings limited partnership units or other partnership units (if exchangeable), could adversely affect the market price of our Class A common stock.

Despite our current consolidated debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed herein.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing our convertible notes (the “Indenture”) or our secured loan arrangement with General Electric Capital Corporation from incurring additional debt, securing existing or future debt (except to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of diminishing our ability to make payments on our debt when due.

Increased debt levels could have other important consequences, including:

•	limiting our flexibility in planning for, or reacting to, changes in our operations or business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	making us more vulnerable to downturns in our business or the economy;

•

there would be a material adverse effect on our business, financial condition and results of operations if we were unable to service our debt or obtain additional debt financing or refinance our existing debt as needed; and

•

causing a reduction in our credit ratings and/or the associated outlook that could (i) adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing, (ii) adversely affect our ability to compete in certain markets or engage in certain transactions and (iii) require us to provide additional collateral.

We may not have the ability to raise the funds necessary to settle conversions of our convertible notes or to repurchase the convertible notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Pursuant to the Indenture, if we undergo a “fundamental change” (as defined in the Indenture), holders of our convertible notes may elect to have all or a portion of the convertible notes repurchased for cash at a price equal to 100% of the principal amount of the convertible notes, plus any accrued and unpaid interest. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of convertible notes surrendered therefor. In addition, our ability to repurchase the convertible notes may be limited by law, by regulatory authority or by agreements governing any of our future indebtedness. Our failure to repurchase the convertible notes at a time when the repurchase is required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible notes or make cash payments upon conversions thereof.

The fundamental change provisions in our convertible notes may delay or prevent an otherwise beneficial takeover attempt of us and, to the extent that Cantor or its affiliates continue to hold the convertible notes, these provisions may enhance Cantor’s control of us.

Pursuant to the terms of our convertible notes, holders of our convertible notes will have the right to require us to repurchase all or a portion such notes upon the occurrence of a “fundamental change” at 100% of their principal amount, plus any accrued and unpaid interest. In addition, if a “make-whole fundamental change occurs” (as defined in the Indenture) prior to maturity of the convertible notes, under certain circumstances, we will increase the number of shares of our Class A common stock issuable upon conversion of the convertible notes converted in connection with such “make-whole fundamental change.” The fundamental change purchase rights and the provisions requiring an increase to the conversion rate for conversions in connection with make-whole fundamental changes may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors. To the extent that Cantor or its affiliates continue to hold the convertible notes, these provisions may enhance Cantor’s control of us even if Cantor were to reduce its voting power in us by, among other things, converting shares of our Class B common stock held by it into shares of our Class A common stock or selling or distributing shares of our Class A common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this item is set forth in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Item 2 of Part I) and in Note 3, Earnings Per Share, and Note 20, Subsequent Events, to the condensed consolidated financial statements included in Item 1 of Part I of this report on Form 10-Q and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[RESERVED]

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.44	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BCG Holdings, L.P. dated as of August 6, 2010.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2010 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/s/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: August 9, 2010

[Signature page to the Quarterly Report on Form 10-Q for the period ending June 30, 2010 dated August 9, 2010]

Exhibit Index

Exhibit No.	Description
10.44	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BCG Holdings, L.P. dated as of August 6, 2010.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002