Form 10-Q
period 2010-09-30
BGC Partners, Inc.
filed 2010-11-09
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

On November 8, 2010, the registrant had 67,945,505 shares of Class A common stock, $0.01 par value, and 25,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

•

our relationship with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, including Cantor Fitzgerald & Co. (“CF&Co”), and any related conflicts of interest, competition for and retention of brokers and other managers and key employees, support for liquidity and capital and other relationships, including Cantor’s holding of our convertible notes, CF&Co’s acting as our sales agent under our controlled equity or other future offerings and CF&Co’s acting as financial advisor in connection with one or more business combination or other transactions;

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

•

certain financial risks, including the possibility of future losses and negative cash flow from operations, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlook given by the rating agencies to those credit ratings, as well as interest and currency rate fluctuations;

•

our ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services and to secure and maintain market share;

•

our ability to enter into marketing and strategic alliances and business combination or other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and the integration of any completed transactions;

•	our ability to hire new personnel;

•	our ability to expand the use of technology for hybrid and fully electronic trading;

•	our ability to effectively manage any growth that may be achieved;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•

the prices at which shares of our Class A common stock are sold in one or more of our controlled equity or other offerings or other transactions may vary significantly and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases of BGC Holdings, L.P. (“BGC Holdings”) limited partnership units or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•

the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, each as filed with the Securities and Exchange Commission (the “SEC”), and any updates to those risk factors or new risk factors contained in our subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

The foregoing risks and uncertainties, as well as those risks referred to under the heading “Risk Factors,” may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the date of filing this Form 10-Q with the SEC and future events or circumstances could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$314,073	$469,301
Cash segregated under regulatory requirements	2,855	2,200
Loan receivables from related parties	980	980
Securities owned	3,144	2,553
Marketable securities	4,231	1,510
Securities borrowed	81,401	—
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	427,301	413,980
Accrued commissions receivable, net	150,100	108,495
Loans, forgivable loans and other receivables from employees and partners	147,593	138,113
Fixed assets, net	136,248	132,966
Investments	19,987	23,173
Goodwill	87,133	77,118
Other intangible assets, net	11,651	13,912
Receivables from related parties	10,936	14,459
Other assets	72,775	65,789

Total assets	$1,470,408	$1,464,549

Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	$182,704	$143,283
Securities sold, not yet purchased	—	11
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	442,166	385,345
Payables to related parties	3,872	64,169
Accounts payable, accrued and other liabilities	238,261	256,452
Deferred revenue	6,722	9,805
Notes payable and collateralized borrowings	177,052	167,586

Total liabilities	1,050,777	1,026,651
Redeemable partnership interest	91,933	103,820
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 85,830 and 70,661 shares issued at September 30, 2010 and December 31, 2009, respectively; and 67,898 and 56,124 shares outstanding at September 30, 2010 and December 31, 2009, respectively	858	707
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 25,848 and 26,448 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively, convertible into Class A common stock	258	264
Additional paid-in capital	348,010	292,881
Contingent Class A common stock	4,806	—
Treasury stock, at cost: 17,932 and 14,537 shares of Class A common stock at September 30, 2010 and December 31, 2009, respectively	(109,603)	(89,756)
Retained deficit	(22,125)	(2,171)
Accumulated other comprehensive loss	(660)	(36)

Total stockholders’ equity	221,544	201,889

Noncontrolling interest in subsidiaries	106,154	132,189

Total equity	327,698	334,078

Total liabilities, redeemable partnership interest, and equity	$1,470,408	$1,464,549

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Commissions	$208,918	$175,219	$644,814	$511,804
Principal transactions	83,381	90,608	286,115	288,307
Fees from related parties	16,413	14,945	48,775	43,101
Market data	4,614	4,824	13,445	13,688
Software solutions	1,816	1,759	5,328	6,027
Interest income	1,199	2,189	2,652	4,203
Other revenues	11,770	1,642	13,278	4,101
Losses on equity investments	(1,609)	(1,747)	(5,050)	(5,742)

Total revenues	326,502	289,439	1,009,357	865,489
Expenses:
Compensation and employee benefits	179,871	181,479	659,117	537,907
Allocations of net income to limited partnership units and founding/working partner units	5,824	1,727	10,987	12,996

Total compensation and employee benefits	185,695	183,206	670,104	550,903
Occupancy and equipment	28,161	27,653	84,538	80,999
Fees to related parties	3,061	3,208	10,433	10,472
Professional and consulting fees	10,773	6,852	30,858	21,641
Communications	19,459	16,880	56,995	47,850
Selling and promotion	17,183	14,432	49,327	42,187
Commissions and floor brokerage	4,564	4,084	14,367	11,834
Interest expense	3,796	2,476	10,303	7,385
Other expenses	27,436	22,593	52,477	41,213

Total expenses	300,128	281,384	979,402	814,484

Income from continuing operations before income taxes	26,374	8,055	29,955	51,005
Provision for income taxes	6,878	3,310	8,601	17,285

Consolidated net income	$19,496	$4,745	$21,354	$33,720

Less: Net income attributable to noncontrolling interest in subsidiaries	13,272	2,570	11,943	15,397

Net income available to common stockholders	$6,224	$2,175	$9,411	$18,323

Per share data:
Basic earnings per share
Net income available to common stockholders	$6,224	$2,175	$9,411	$18,323

Basic earnings per share	$0.07	$0.03	$0.11	$0.23

Basic weighted-average shares of common stock outstanding	91,225	79,891	84,219	79,794

Fully diluted earnings per share
Net income for fully diluted shares	$15,979	$5,967	$25,022	$47,263

Fully diluted earnings per share	$0.07	$0.03	$0.11	$0.23

Fully diluted weighted-average shares of common stock outstanding	228,288	215,620	224,135	208,813

Dividends declared per share of common stock	$0.14	$0.09	$0.34	$0.22

Dividends declared and paid per share of common stock	$0.14	$0.09	$0.34	$0.22

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$21,354	$33,720
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Allocations of net income to limited partnership units and founding/working partner units	10,987	12,995
Fixed asset depreciation and intangible asset amortization	37,432	39,470
Employee loan amortization	28,284	22,416
Stock-based compensation	19,548	15,836
Losses on equity investments	5,050	5,742
Deferred tax benefit	(5,384)	(5,797)
Recognition of deferred revenue	(3,751)	(10,383)
Other	1,178	196
Decrease (increase) in operating assets:
Cash segregated under regulatory requirements	(655)	2,902
Reverse repurchase agreements	—	101,039
Securities borrowed	(81,401)	—
Securities owned	(425)	(556)
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	(14,781)	(360,332)
Accrued commissions receivable, net	(40,679)	4,185
Receivables from related parties	2,847	3,933
Loans, forgivable loans and other receivables from employees and partners	(37,646)	(40,148)
Other assets	(8,628)	5,528
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased	(11)	1,800
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	60,903	415,631
Accrued compensation	43,875	14,684
Deferred revenue	682	7,766
Accounts payable, accrued and other liabilities	(8,166)	30,213
Payables to related parties	(60,297)	(3,614)

Net cash (used in) provided by operating activities	(29,684)	297,226

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(24,003)	(19,798)
Purchases of marketable securities	(3,002)	—
Capitalization of software development costs	(11,716)	(12,373)
Capitalization of patent defense and registration costs	(599)	(916)
Acquisition of Liquidez, net of cash acquired	—	(5,140)
Acquisition of Mint Partners, net of cash acquired	(4,382)	—
Investment in unconsolidated entities	(1,816)	(4,634)

Net cash used in investing activities	(45,518)	(42,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable and collateralized borrowings	9,466	19,000
Repurchase of Class A common stock	(19,847)	(7,911)
Proceeds from offering of Class A common stock, net	27,938	—
Redemption of limited partnership units and founding/working partners units	(35,583)	—
Partner purchase of working partner units	1,263	—
Earnings distributions to limited partnership interests in BGC Holdings	(31,388)	(30,486)
Dividends to stockholders	(29,364)	(17,589)

Net cash used in financing activities	(77,515)	(36,986)

Effect of exchange rate changes on cash	(2,511)	1,110
Net (decrease) increase in cash and cash equivalents	(155,228)	218,489
Cash and cash equivalents at beginning of period	469,301	204,930

Cash and cash equivalents at end of period	$314,073	$423,419

Supplemental cash information:
Cash paid during the period for taxes	$19,655	$13,716

Cash paid during the period for interest	$5,686	$5,438

Supplemental non-cash information:
Conversion of Class B common stock into Class A common stock	$6	$37

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2009

(in thousands, except share amounts)

(audited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2009	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$152,952	$341,202
Comprehensive income:
Consolidated net income	—	—	—	—	20,025	—	20,788	40,813
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	3,013	165	3,178
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	893	(301)	592

Comprehensive income	—	—	—	—	20,025	3,906	20,652	44,583
Stock-based compensation	8	—	12,126	—	—	—	—	12,134
Dividends to stockholders	—	—	—	—	(24,171)	—	—	(24,171)
Earnings distributions to limited partnership interests	—	—	—	—	—	—	(32,700)	(32,700)
Issuance of Class A common stock upon exchange of founding/working partner units, 4,438,765 shares	44	—	9,606	—	—	—	2,550	12,200
Cantor purchase of redeemed founding partner units from BGC Holdings	—	—	—	—	—	—	195	195
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	(11,434)	(11,434)
Other	1	—	(12)	—	17	—	(26)	(20)
Repurchase of Class A common stock, 4,023,959 shares	—	—	—	(7,911)	—	—	—	(7,911)
Conversion of Class B common stock to Class A common stock, 3,700,000 shares	37	(37)	—	—	—	—	—	—

Balance, December 31, 2009	$707	$264	$292,881	$(89,756)	$(2,171)	$(36)	$132,189	$334,078

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Nine Months Ended September 30, 2010

(in thousands, except share amounts)

(unaudited)

		BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2010	$707	$264	$292,881	—	$(89,756)	$(2,171)	$(36)	$132,189	$334,078
Comprehensive income:
Consolidated net income	—	—	—	—	—	9,411	—	11,943	21,354
Other comprehensive loss, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(145)	(339)	(484)
Unrealized loss on securities available for sale	—	—	—	—	—	—	(479)	(231)	(710)

Comprehensive income (loss)	—	—	—	—	—	9,411	(624)	11,373	20,160
Stock-based compensation	5	—	4,267	—	—	—	—	—	4,272
Grant of exchangeability to limited partnership units	—	—	—	—	—	—	—	25,186	25,186
Capital contribution by founding/working partners to cover 2009 Charity Day	—	—	6,116	—	—	—	—	—	6,116
Dividends to stockholders	—	—	—	—	—	(29,364)	—	—	(29,364)
Earnings distributions to limited partnership interests	—	—	—	—	—	—	—	(29,186)	(29,186)
Issuance of Class A common stock upon exchange of founding/working partner units, 5,093,160 shares	51	—	10,526	—	—	—	—	605	11,182
Issuance of Class A common stock upon exchange of limited partnership units, 34,741 shares	—	—	229	—	—	—	—	—	229
Cantor purchase of redeemed founding partner units from BGC Holdings	—	—	—	—	—	—	—	2,696	2,696
Cantor exchange of limited partnership interests, 3,700,000 units for Class A common stock	37	—	6,144	—	—	—	—	(6,181)	—
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(9,653)	(9,653)
Other	—	—	(39)	—	—	(1)	—	1	(39)
Redemption of limited partnership units	—	—	—	—	—	—	—	(24,442)	(24,442)
Repurchase of Class A common stock, 3,394,559 shares	—	—	—	—	(19,847)	—	—	—	(19,847)
Issuance of Class A common stock (net of costs), 5,205,910 shares	52	—	27,886	—	—	—	—	—	27,938
Issuance of contingent Class A common stock for acquisition	—	—	—	4,806	—	—	—	3,566	8,372
Conversion of Class B common stock to Class A common stock, 600,000 shares	6	(6)	—	—	—	—	—	—	—

Balance, September 30, 2010	$858	$258	$348,010	4,806	$(109,603)	$(22,125)	$(660)	$106,154	$327,698

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global intermediary to the wholesale financial markets, specializing in the brokering of a broad range of financial products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its eSpeed and BGC Trader brands, BGC Partners uses its technology to operate multiple buyer, multiple seller real-time electronic marketplaces for the world’s most liquid capital markets. Through its BGCantor Market Data brand, the Company also offers globally distributed and innovative market data and analysis products for numerous financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. BGC Partners has offices in 20 cities, located in New York and London, as well as in Beijing, Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo and Toronto.

The Company’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009 in the Company’s Annual Report on Form 10-K.

The unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated statements of financial condition, the condensed consolidated statements of operations, the condensed consolidated statements of cash flows, and the condensed consolidated statements of changes in equity of the Company for the interim periods presented. The results of operations for the 2010 interim periods are not necessarily indicative of results to be expected for the entire fiscal year, which will end on December 31, 2010.

Recently Adopted Accounting Pronouncements

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

In January 2010, the FASB issued guidance on Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This guidance was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements, and the adoption of this guidance with respect to disclosures of the roll forward of activity in Level 3 fair value measurements is not expected to have a material impact on the Company’s consolidated financial statements.

2. Limited Partnership Interests in BGC Holdings

BGC Holdings, L.P. (“BGC Holdings”) is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC Partners, L.P. (“BGC US”) and BGC Global Holdings L.P. (“BGC Global”), the two operating partnerships. Listed below are the limited partnership interests in BGC Holdings. The founding/working partner units, limited partnership units and Cantor units, each as defined below (collectively represent all of the “limited partnership interests in BGC Holdings”).

Founding/Working Partner Units

Founding/working partners have a limited partnership interest in BGC Holdings. The Company accounts for founding/working partner units outside of permanent capital, as “Redeemable partnership interest,” in the unaudited condensed consolidated statements of financial condition. This classification is applicable to founding/working partner units because founding/working partner units are redeemable upon termination of a partner, which includes the termination of employment, which can be at the option of the partner and not within the control of the issuer.

Founding/working partner units are held by limited partners who are employees and that generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are redeemed, and the unit holders are no longer entitled to participate in the quarterly (cash distributed) allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in the Company’s unaudited condensed consolidated statements of operations.

Limited Partnership Units

REUs, RPUs, PSUs and PSIs are limited partnership interests in BGC Holdings (the “limited partnership units”) that are held by employees. Generally such units receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of our operating subsidiaries. These allocations are cash distributed on a quarterly basis and are generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in our unaudited condensed consolidated statements of operations.

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

Cantor Units

Cantor’s limited partnership interest (“Cantor units”) in BGC Holdings as a result of its contribution of the BGC Division is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition. Cantor receives allocations of net income based on its weighted-average pro rata share of economic ownership for each quarterly period. This allocation is reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In quarterly periods in which the Company has a net loss, the amount reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” represents the loss allocation for founding/working partner units, limited partnership units and Cantor units.

Certain of the limited partnership interests, described above, have been granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment); additional limited partnership interests may become exchangeable for Class A common stock on a one for-one basis (subject to adjustment). As all limited partnership interests are already included in fully diluted share count, any exchange of limited partnership interests to Class A common shares would be non-dilutive. Because these interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flow or equity of the Company.

3. Earnings Per Share

FASB guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average shares of common stock outstanding. Net income is allocated to each of the economic ownership classes described above in Note 2, Limited Partnership Interests in BGC Holdings, and the Company’s outstanding common stock, based on each class’s pro rata economic ownership.

The Company’s earnings for the three and nine months ended September 30, 2010 and 2009 were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income available to common stockholders	$6,224	$2,175	$9,411	$18,323
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	$9,447	$3,554	$14,968	$28,418

The following is the calculation of the Company’s basic earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income available to common stockholders	$6,224	$2,175	$9,411	$18,323

Basic weighted-average shares of common stock outstanding	91,225	79,891	84,219	79,794

Basic earnings per share	$0.07	$0.03	$0.11	$0.23

Fully diluted earnings per share is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests including adjustments related to the interest expense on the convertible notes (if applicable) (see Note 14, Notes Payable and Collateralized Borrowings) and expense related to dividend equivalents for restricted stock units (“RSUs”) as the numerator. The denominator is comprised of the weighted-average number of limited partnership interests, the Company’s weighted-average outstanding shares of common stock, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including convertible notes, options, RSUs and warrants, were exercised, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. The limited partnership interests are potentially exchangeable into Class A shares of the Company’s common stock, as a result they are included in the fully diluted EPS computation to the extent that the effect would not be anti-dilutive.

The following is the calculation of the Company’s fully diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fully diluted earnings per share:
Net income available to common stockholders	$6,224	$2,175	$9,411	$18,323
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	9,447	3,554	14,968	28,418
Adjustments for dividend equivalent expense on RSUs, net of tax	308	238	643	522

Net income for fully diluted shares	$15,979	$5,967	$25,022	$47,263

Weighted-average shares of:
Common stock outstanding	91,225	79,891	84,219	79,794
RSUs	3,159	3,071	3,143	2,566
Limited partnership interests in BGC Holdings	133,806	132,658	136,632	126,453
Stock options	98	—	141	—

Fully diluted weighted-average shares of common stock outstanding	228,288	215,620	224,135	208,813

Fully diluted earnings per share	$0.07	$0.03	$0.11	$0.23

For the three months ended September 30, 2010 and 2009, approximately 32.5 million and 18.0 million options, warrants, RSUs and Class A shares issuable upon conversion of convertible notes, respectively, were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive.

Unit Redemptions and Stock Repurchase Program

During the three months ended September 30, 2010, the Company, as part of its global redemption and compensation restructuring program (see Note 15, Compensation, for more information), redeemed approximately 1.0 million limited partnership units at an average price of $5.21 per unit. During the nine months ended September 30, 2010, the Company, as part of its redemption and compensation restructuring program, redeemed approximately 5.3 million limited partnership units at an average price of $5.79 per unit. For the three months ending September 30, 2010, the Company redeemed approximately 0.3 million founding partner units at an average price of $5.22 per unit. For the nine months ending September 30, 2010, the Company redeemed approximately 3.5 million founding partner units for an average price of $5.94 per unit.

During the nine months ended September 30, 2010, the Company repurchased 3,394,559 shares of Class A common stock at an aggregate purchase price of approximately $19.8 million for an average price of $5.85 per share. These repurchases included 1,207,902 shares repurchased from The Cantor Fitzgerald Relief Fund at average market price of $6.04 per share, for an aggregate purchase price of approximately $7.3 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2009 Charity Day.

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

During the three months ended September 30, 2010 the Company repurchased 466,926 shares of Class A common stock at an aggregate purchase price of approximately $2.5 million for an average price of $5.30 per share. During the three months ended September 30, 2009, there were no repurchases of Class A common stock by the Company.

On May 4, 2010 the Company’s Board of Directors authorized an $85 million increase in the BGC Partners stock repurchase authorization, bringing the total amount available for future repurchases of Class A common stock to $100 million. At September 30, 2010, the Company had approximately $97.5 million remaining from its buyback authorization and from time to time, the Company may actively continue to repurchase shares.

Unit redemption and share repurchase activity for the nine months ended September 30, 2010 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Share or Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
Redemptions
January 1, 2010 – March 31, 2010	4,659,841	$6.17	—	—
April 1, 2010 – June 30, 2010	2,846,409	$5.61	—	—
July 1, 2010 – July 31, 2010	536,637	$5.09	—	—
August 1, 2010 – August 31, 2010	774,451	$5.30	—	—
September 1, 2010 – September 30, 2010	—	$—	—	—

Total Redemptions	8,817,338	$5.85

Repurchases
January 1, 2010 – March 31, 2010	2,319,731	$5.76	2,319,731	$19,041,380
April 1, 2010 – June 30, 2010	607,902	$6.58	607,902	$15,041,385
July 1, 2010 – July 31, 2010	—	$—	—	$100,000,000
August 1, 2010 – August 31, 2010	453,945	$5.29	453,945	$97,598,631
September 1, 2010 – September 30, 2010	12,981	$5.68	12,981	$97,524,899

Total Repurchases	3,394,559	$5.85	3,394,559	$97,524,899

Total Redemptions and Repurchases	12,211,897	$5.85

Stock Issuances

During the three months ended September 30, 2010, the Company issued an aggregate of 2,050,139 shares of its Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable limited partnership interests in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. In addition, during the three month ended September 30, 2010, the Company issued 463,528 shares of its Class A common stock to Partners in exchange for their limited partnership units as part of the global redemption and compensation restructuring program. These issuances did not change the amount of fully diluted shares outstanding.

On May 6, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. This issuance did not change the amount of fully diluted shares outstanding.

On May 28, 2010, Cantor exchanged 3,500,000 Cantor units for 3,500,000 shares of Class A common stock. This exchange did not change the amount of fully diluted shares outstanding.

On August 16, 2010 Cantor also exchanged 200,000 Cantor units for 200,000 shares of Class A common stock. As of September 30, 2010 Cantor beneficially owned an aggregate of 64,372,866 Cantor units. This exchange did not impact the amount of fully diluted shares outstanding.

On June 2, 2010, the Company entered into a controlled equity offering sales agreement (the “June Sales Agreement”) with Cantor Fitzgerald & Co. (“CF&Co”) pursuant to which the Company may offer and sell up to 5,500,000 shares of Class A common stock of the Company (subject to a maximum aggregate gross sales price of $100,000,000) from time to time through CF&Co as the Company’s sales agent under the June Sales Agreement. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. During July and August 2010, 867,000 and 1,108,910 shares were issued under the June Sales Agreement at an average price of $5.02 and $5.23, respectively. As of September 30, 2010, 294,090 shares remain to be sold under the June Sales Agreement.

In addition, on September 3, 2010, the Company entered into a controlled equity offering sales agreement with CF&Co (the “September Sales Agreement”) relating to 5,500,000 shares of Class A common stock of the Company. Pursuant to the terms of the September Sales Agreement, the Company may offer and sell up to 5,500,000 shares of our Class A common stock, subject to the maximum aggregate gross sales price remaining (currently estimated to be approximately $71,000,000) under our Registration Statement on Form S-3 (File No. 333-166564) from time to time through CF&Co as our sales agent under the September Sales Agreement. Under these sales agreements, we have agreed to pay to CF&Co 2% of the gross proceeds from the sales of shares.

4. Securities Owned and Securities Sold, Not Yet Purchased

The Company owns certain sovereign debt that it uses for investment of excess cash and also allows certain of its brokerage desks to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating transactions, adding liquidity, improving customer satisfaction, increasing revenue opportunities and attracting additional order flow. Total securities owned were $3.1 million and $2.6 million as of September 30, 2010 and December 31, 2009, respectively.

Securities owned consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
US Government and other Sovereign Debt	$2,876	$2,492
Equities	268	61

Total	$3,144	$2,553

As of September 30, 2010, the Company did not have any securities owned pledged.

Total securities sold, not yet purchased was $0 and $11 thousand as of September 30, 2010 and December 31, 2009, respectively.

Securities sold, not yet purchased consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Equities	$—	$11

5. Marketable Securities

Marketable securities consisted of the Company’s ownership of shares in various equity investments. The investments, which had a fair value of $4.2 million as of September 30, 2010 and $1.5 million as of December 31, 2009, are classified as available-for-sale and accordingly recorded at fair value. Unrealized gains or losses are included as part of “Accumulated other comprehensive loss” on the unaudited condensed consolidated statements of financial condition.

6. Collateralized Transactions

Securities Borrowed

Securities borrowed transactions are recorded at the contractual amount for which the securities will be returned plus accrued interest. As of September 30, 2010, the Company entered into securities borrowed transactions to cover a failed trade, and the Company received, as collateral, government debt securities with a fair value of approximately $81.4 million.

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

	September 30, 2010	December 31, 2009
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$355,630	$372,977
Receivables from clearing organizations	54,660	30,528
Open derivative contracts	1,570	2,261
Other receivables from brokers, dealers and customers	10,148	6,214
Net pending trades	5,293	2,000

Total	$427,301	$413,980

Payables to brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$422,285	$374,907
Other payables to brokers, dealers and customers	13,934	9,373
Open derivative contracts	469	—
Payables to clearing organizations	5,478	1,065

Total	$442,166	$385,345

A portion of these receivables and payables are with Cantor due to Cantor acting as our clearing agent (see Note 10, Related Party Transactions, for additional information related to these receivables and payables). Substantially all open fails to deliver and fails to receive transactions as of September 30, 2010 have subsequently settled at the contracted amounts.

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

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,570	$—	$1,587	$—
Foreign exchange swaps	—	469	674	—

	$1,570	$469	$2,261	$—

The notional amount of the interest rate swaps transactions at September 30, 2010 and December 31, 2009 was $1.87 billion and $3.0 billion, respectively. These represent matched customer transactions settled through and guaranteed by a central clearing organization.

All of the Company’s foreign exchange swaps are with Cantor. The notional amount of the foreign exchange swap transactions at September 30, 2010 and December 31, 2009 was $446.2 million and $146.6 million, respectively.

The replacement cost of contracts in a gain position at September 30, 2010, summarized by counterparty credit ratings, is as follows (in thousands):

Rating (a)	Net Replacement Cost (in thousands):
Other	$1,570

(a)	Credit ratings based on Standard & Poor’s.

9. Fair Value of Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy financial assets and liabilities, including marketable securities and those pledged as collateral, accounted for at fair value as of September 30, 2010 (in thousands):

	Assets at Fair Value at September 30, 2010 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,570	$—	$—	$1,570
U.S. Government and other Sovereign Debt	2,876	—	—	—	2,876
Equities	4,499	—	—	—	4,499

Total	$7,375	$1,570	$—	$—	$8,945

	Liabilities at Fair Value at September 30, 2010 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$469	$—	$—	$469

The following tables set forth by level within the fair value hierarchy financial assets and liabilities, including marketable securities and those pledged as collateral; accounted for at fair value as of December 31, 2009 (in thousands):

	Assets at Fair Value at December 31, 2009 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,587	$—	$—	$1,587
U.S. Government and other Sovereign debt	2,492	—	—	—	2,492
Equities	1,571	—	—	—	1,571
Foreign exchange swaps	—	674	—	—	674

Total	$4,063	$2,261	$—	$—	$6,324

	Liabilities at Fair Value at December 31, 2009 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Equities	$11	$—	$—	$—	$11

(1)	As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

10. Related Party Transactions

Service Agreements

Throughout Europe and Asia, the Company provides Cantor with administrative services, technology services and other support for which it charges Cantor based on the cost of providing such services plus a mark-up, generally 7.5%. In the UK, the Company provides these services to Cantor through Tower Bridge International Services L.P. (“Tower Bridge”). In the United States (“U.S.”), the Company provides Cantor with technology services for which it charges Cantor based on the cost of providing such services. In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company.

The Company, together with other leading financial institutions, formed ELX Futures, L.P. (“ELX”), a limited partnership that has established a fully-electronic futures exchange. The Company has entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX.

For the three months ended September 30, 2010 and 2009, the Company was charged $8.7 million and $7.8 million, respectively, for the services provided by Cantor and its affiliates, of which $5.6 million and $4.6 million, respectively, were to cover compensation to leased employees for the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, the Company was charged $26.2 million and $24.7 million, respectively, for the services provided by Cantor and its affiliates, of which $ 15.8 million and $14.2 million, respectively, were to cover compensation to leased employees for the nine months ended September 30, 2010 and 2009, respectively. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2010 and 2009, the Company recognized related party revenues of $16.4 million and $14.9 million, respectively, for the services provided to Cantor and ELX. For the nine months ended September 30, 2010 and 2009, the Company recognized related party revenues of $48.8 million and $43.1 million, respectively, for such services. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

As of September 30, 2010 and 2009, Cantor’s share of the net income (loss) in Tower Bridge was $1.4 million and $(0.1) million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

Clearing Agreement

The Company receives certain clearing services from Cantor in Europe and the U.S. pursuant to its clearing agreement (“Clearing Services”). These Clearing Services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. For additional information and details related to the Clearing Services, refer to Note 11 of the Notes to Consolidated Financial Statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009.

The Company intends to continue this relationship with Cantor. Accordingly, the Company expects that Cantor will continue to post clearing capital on our behalf, and the Company will continue to be required to post clearing capital with Cantor as requested under the Agreement. As of September 30, 2010, no amounts have been requested by Cantor pursuant to the Agreement.

Debt Guaranty Agreements

On April 1, 2008, in connection with the Note Purchase Agreement, which authorized the issue and sale of $150.0 million principal amount of the Company’s Senior Notes which matured on April 1, 2010, Cantor provided a guaranty of payment and performance on the Senior Notes. Cantor charged the Company an amount equal to 2.31% of the outstanding principal amount of the Senior Notes for the provision of the guaranty. The fees paid to Cantor for the guaranty are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2010 and 2009, the Company recognized expense of approximately $0 and $0.9 million, respectively, in relation to this charge. For the nine months ended September 30, 2010 and 2009, the Company recognized expense of approximately $0.9 million and $2.6 million in relation to this charge, respectively.

This guarantee agreement expired as the Senior Notes matured on April 1, 2010.

Notes Payable

On April 1, 2010 BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. See Note 14, Notes Payable and Collateralized Borrowings for more information.

Controlled Equity Offering

On June 2, 2010, the Company entered into the June Sales Agreement with CF&Co, as the Company’s sales agent. For the nine months ended September 30, 2010, the Company was charged approximately $0.6 million for services provided by CF&Co. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations. In addition, on September 3, 2010, the Company entered the September Sales Agreement relating to 5,500,000 shares of Class A common stock of the Company. See Note 3, Earnings Per Share for more information on these sales agreements.

Receivables from and Payables to Related Broker-Dealers

Receivables due from or to Cantor and Freedom International Brokerage are for open derivative contracts and transactional revenues under a technology and services agreement with Freedom International Brokerage. These are included as part of “Receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of September 30, 2010 and December 31, 2009, the Company had receivables from Cantor and Freedom International Brokerage of $3.3 million and $3.8 million, respectively. Additionally, as of September 30, 2010 and December 31, 2009, the Company did not have any payables to Cantor or Freedom International Brokerage for derivatives or transactional revenues.

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

As of September 30, 2010 and December 31, 2009, the aggregate balance of these employee loans was $147.6 million and $138.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners” in the

Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended September 30, 2010 and 2009 was $9.7 million and $7.2 million, respectively. Compensation expense for the nine months ended September 30, 2010 and 2009 was $28.3 million and $22.4 million, respectively. The compensation expense for these employee loans is included as part of “Compensation and employee benefits” in the unaudited condensed consolidated statements of operations.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets, of up to $5.0 million in the aggregate; such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $2.0 million increase in this amount was authorized on November 1, 2010. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the nine months ended September 30, 2010 and 2009, the Company made $1.8 million and $2.2 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of September 30, 2010, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

The Company is authorized to enter into an indemnity agreement with Cantor with respect to the guarantee by Cantor of any liabilities associated with our application for a brokering license in China.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company will be utilized to determine the shares of profit or loss allocated to each for the period.

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

Cantor has the right to purchase from BGC Holdings any founding/working partner units that are redeemed by BGC Holdings upon termination or bankruptcy of the founding/working partner. Any such units purchased by Cantor will become a Cantor unit exchangeable by Cantor for shares of Class B common stock or, at Cantor’s election, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments). As of September 30, 2010, BGC Holdings had the right to redeem an aggregate of 1,557,296 founding partner units.

On April 6, 2010, BGC Holdings redeemed an aggregate 324,606 founding partner units held by four former founding partners, and Cantor exercised its right to purchase from BGC Holdings an equivalent number of Cantor units as follows: (i) 77,296 units at a price of $2.55 per unit; (ii) 78,896 units at a price of $3.25 per unit; (iii) 143,150 units at a price of $3.96 per unit; and (iv) 25,264 units at a price of $3.96 per unit. In total, the 324,606 Cantor units were purchased by Cantor for a weighted-average price of approximately $3.45 per unit.

Also, on August 27, 2010 and August 31, 2010, BGC Holdings redeemed an aggregate of 214,176 and 325,400 founding partner units respectively, held by three former founding partners, and Cantor exercised its right to purchase from BGC Holdings an equivalent number of Cantor units as follows: (i) 188,976 units at a price of $2.43 per unit; (ii) 25,200 units at a price of $2.43 per unit and (iii) 325,400 units at a price of $3.88 per unit. In total, the 539,576 Cantor units were purchased by Cantor for a weighted-average price of approximately $3.30 per unit. On August 31, 2010, 325,400 working partner units were sold to a partner at a price of $3.88 per unit.

On May 6, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. This conversion did not change the amount of fully diluted shares outstanding.

On May 28, 2010, Cantor exchanged 3,500,000 Cantor units for 3,500,000 shares of Class A common stock. This exchange did not change the amount of fully diluted shares outstanding.

On July 2, 2010, the Company filed a resale Registration Statement on Form S-3 with respect to 3,500,000 shares of Class A common stock which may be sold by Cantor for the amount of certain retained and founding partners and/or by such retained and founding partners, as distributees of shares of Class A common stock from Cantor, from time to time on a delayed or continuous basis. The primary purpose of this Registration Statement is to enable such retained and founding partners of Cantor to have an opportunity to register certain distribution rights shares which they have a right to acquire from Cantor at certain times following the merger on April 1, 2008. While Cantor is nominally listed as a selling stockholder, it will not sell shares for its own account under the Registration Statement. On October 1, 2010, we filed Amendment No. 2 to this Registration Statement updating the number of shares which may be sold under such Registration Statement to 3,494,891 shares of Class A common stock.

On August 16, 2010 Cantor converted 200,000 Cantor units into 200,000 shares of Class A common stock. As a result of this exchange and the transactions described above, as of September 30, 2010 Cantor held an aggregate of 64,372,866 Cantor units.

On August 2, 2010, the Company was authorized to engage CF&Co and its affiliates to act as financial advisor in connection with one or more third-party transactions with or involving one or more targets as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. On August 19, 2010, the Company completed the acquisition of Mint Partners (see Note 13, Goodwill and Other Intangible Assets, Net). In connection with this acquisition, the Company paid an advisory fee of $0.7 million to CF&Co. This fee is recorded as part of “Professional and consulting fees” in the unaudited condensed consolidated statements of operations.

During 2010, two founding partners of BGC Holdings offered to donate shares of Class A common stock, receivable pursuant to the separation and merger, to The Cantor Fitzgerald Relief Fund. These donations were in connection with the Company’s 2009 Charity Day. The aggregate 1,007,902 shares of Class A common stock donated by the founding partners consisted of the following: (i) a donation by one partner of 303,951 shares on April 26, 2010 and 400,000 shares on August 12, 2010, which shares were issued to him by the Company upon exchange of founding partner units that he received in connection with the separation and merger, and (ii) a donation of 303,951 shares by a second partner on April 26, 2010 which were issued to him by the Company upon exchange of founding partner units that he received in connection with the separation and merger. These donations cover approximately $6.1 million of the final net proceeds raised by the employees of the Company on their 2009 Charity Day. On April 26, 2010, we repurchased, at a price of $6.58 per share from The Cantor Fitzgerald Relief Fund, such 607,902 shares of our Class A common stock. On August 12, 2010, we repurchased, at a price of $5.29 per share from The Cantor Fitzgerald Relief Fund, such 400,000 shares of our Class A common stock.

11. Investments

The Company’s investments consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Equity method investments	$19,987	$23,173

The Company’s share of losses related to its investments was $1.6 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively. The Company’s share of losses related to its investments was $5.1 million and $5.7 million for the nine months ended September 30, 2010 and 2009, respectively. The Company’s share of the losses is recorded under the caption “Losses on equity investments” in the unaudited condensed consolidated statements of operations.

12. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Computer and communications equipment	$183,919	$177,280
Software, including software development costs	116,542	151,203
Leasehold improvements and other fixed assets	105,764	98,323

	406,225	426,806
Less: accumulated depreciation and amortization	269,977	293,840

Fixed assets, net	$136,248	$132,966

Depreciation expense was $8.4 million and $9.0 million for the three months ended September 30, 2010 and 2009, respectively. Depreciation expense was $25.6 million and $26.2 million for the nine months ended September 30, 2010 and 2009, respectively. Depreciation is included as part of “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

In accordance with FASB guidance, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended September 30, 2010 and 2009, software development costs totaling $3.4 million and $3.4 million, respectively, were capitalized. For the nine months ended September 30, 2010 and 2009, software development costs totaling $11.7 million and $12.4 million, respectively, were capitalized. Amortization of software development costs totaled $2.8 million and $3.0 million for the three months ended September 30, 2010 and 2009, respectively and $9.1 million and $9.8 million for the nine months ended September 30, 2010 and 2009, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

13. Goodwill and Other Intangible Assets, Net

In August 2010, the Company completed the acquisition of various assets and businesses of Mint Partners and Mint Equities (“Mint Partners”), a British financial institution and interdealer broker with offices in London, Dubai and New York. The total purchase price of Mint Partners was $12.8 million and the goodwill attributed to this acquisition was $9.6 million. The acquisition price includes shares with an approximate fair value of $4.8 million and REUs with an approximate fair value of $3.6 million that may be issued contingent on certain revenue targets being met.

In June 2009, the Company acquired all of the outstanding shares of Liquidez Distribuidora de Titulos e Valores Mobiliarios Ltda. (“Liquidez”). The purchase price for Liquidez was $15.6 million plus an additional contingent payment subject to achievement of certain profit targets through 2013. As part of the purchase price, the Company issued an aggregate of 1,750,000 limited partnership units to certain shareholders of Liquidez, a portion of which will become exchangeable into shares of the Company’s Class A common stock. An additional 250,000 limited partnership units were issued to brokers and accounted for as compensation. The goodwill attributed to this acquisition was $12.0 million.

The results of operations of Mint Partners and Liquidez have been included in the Company’s unaudited condensed consolidated financial statements subsequent to the date of the acquisition.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 were as follows (in thousands):

September 30, 2010
Balance at December 31, 2009	$77,118
Acquisition of Mint Partners	9,622
Cumulative Translation Adjustment	393

Balance at September 30, 2010	$87,133

Other intangible assets consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Gross definite life intangible assets	$60,715	$60,120
Less: accumulated amortization	50,564	47,708

Net definite life intangible assets	10,151	12,412

Other intangible assets	1,500	1,500

Total net intangible assets	$11,651	$13,912

Amortization expense was $0.9 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, and $2.9 million, and $3.5 million for the nine months ended September 30, 2010 and 2009, respectively. Intangible amortization is included as part of “Other expenses” in the unaudited condensed consolidated statements of operations.

14. Notes Payable and Collateralized Borrowings

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes (the “Senior Notes”) to a number of investors. The Senior Notes incurred interest semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision as discussed in Note 10, Related Party Transactions). The Senior Notes matured on April 1, 2010.

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010.

The Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The Convertible Notes bear an annual interest rate of 8.75%, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are convertible into approximately 21.7 million shares of Class A common stock. The Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

The Company recorded interest expense related to the Senior Notes and Convertible Notes of $3.3 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively, and $8.5 million and $5.8 million for the nine months ended September 30, 2010 and 2009, respectively.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement with General Electric Capital Corporation, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment to General Electric Capital Corporation in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement are repayable in thirty-six consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the secured loan was $13.2 million as of September 30, 2010 and $17.6 million as of December 31, 2009. The value of the fixed assets pledged was $11.1 million as of September 30, 2010 and $16.1 as of December 31, 2009. The secured loan is guaranteed by the Company. The Company recorded interest expense related to the secured loan arrangement of $0.3 million for the three months ended September 30, 2010 and $0.9 for the nine months ended September 30, 2010. The interest expense associated with the secured loan for the three months and nine months ended September 30, 2009 was not significant.

On September 22, 2010, the Company sold certain furniture, equipment and software to Consultants Group Commercial Funding Corporation (“CGCF”) for $13.7 million, net of costs of $0.2 million and concurrently entered into an agreement to lease the property back at $0.4 million per month through August 2013 and $0.2 million per month from September 2013 through August 2014. Because assets revert back to the Company at the end of the lease, the transaction was capitalized. As a result, consideration received from the purchaser is included in the accompanying unaudited condensed consolidated balance sheet as a financing obligation, and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to operations.

15. Compensation

Restructuring of Compensation Arrangements, Redemptions, and Related Charges

During March 2010, the Company began a global partnership redemption and compensation restructuring program to enhance the Company’s employment arrangements by leveraging the Company’s unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by the Company. Also as part of this program, the Company redeemed limited partnership units for cash and/or other units and granted exchangeability to certain units. At the same time, the Company sold shares of Class A common stock under its controlled equity offering (see Note 3, Earnings Per Share). Additionally, during the nine months ended September 30, 2010, the Company completed a global compensation restructuring related to the modification of pre-merger contractual arrangements which accelerated the amortization of the associated deferred compensation expense.

In connection with the global partnership redemption and compensation restructuring program, the Company granted exchangeability on certain limited partnership units of 0.3 million units and 6.7 million units for the three and nine months ended September 30, 2010, respectively. The related compensation expense of approximately $1.5 million and $40.9 million for the three and nine months ended September 30, 2010 is included in “Compensation and employee benefits” in the unaudited condensed consolidated statements of operations. As a result of the completion of the modification of pre merger contractual arrangements, the Company recognized compensation expense of approximately $41.3 million during the nine months ended September 30, 2010.

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2009	3,617,513	$3.83
Granted	1,874,410	4.99
Less: Delivered units	717,314	3.31
Less: Forfeited units	415,225	4.30

Balance at September 30, 2010	4,359,384	$4.36	0.87

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

During the nine months ended September 30, 2010 and 2009, the Company granted 1.9 million and 2.9 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $9.4 million and $7.3 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- or three-year period.

As of September 30, 2010 and December 31, 2009, the aggregate estimated grant date fair value of outstanding RSUs was approximately $19.0 million and $13.9 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $2.0 million and $4.7 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $5.7 million and $10.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2009	11,672,179	$12.92
Granted	—	—
Less: Exercised options	5,750	6.34
Less: Forfeited options	137,105	18.00

Balance at September 30, 2010	11,529,324	$12.67		$—

Options exercisable at September 30, 2010	11,529,324	$12.67	3.2	$—

The Company did not grant any options during the nine months ended September 30, 2010 and 2009. The Company did not record any compensation expense related to stock options for the nine months ended September 30, 2010. Total compensation expense related to stock options, before associated income taxes, was negligible for the nine months ended September 30, 2009.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

	Notional Value	Number of Units
Balance at December 31, 2009	$107,658,480	26,766,168
Granted	40,384,964	16,536,140
Less: Redeemed units	104,732,993	6,081,130
Less: Forfeited units	1,809,404	521,903

Balance at September 30, 2010	$41,501,047	36,699,275

The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed, of approximately $1.6 million and $2.8 million for the three months ended September 30, 2010 and 2009, respectively. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed, of approximately $7.2 million and $6.2 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, the aggregate fair value of limited partnership units held by executives and non-executive employees was approximately $9.5 million and $17.5 million, respectively.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)
Balance at December 31, 2009	1,986	$27.04
Granted	—	—
Less: Expired warrants	1,333	35.21
Less: Forfeited warrants	—	—

Balance at September 30, 2010	653	$10.36	0.9

The Company did not recognize any expense related to the business partner warrants for the three and nine months ended September 30, 2010 and 2009, respectively.

16. Commitments, Contingencies and Guarantees

Contingencies

In the ordinary course of business, various legal actions are brought and are pending against the Company and its affiliates in the U.S. and internationally. In some of these actions, substantial amounts are claimed. The Company is also involved, from time to time, in reviews, examinations, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business, which may result in judgments, settlements, fines, penalties, injunctions or other relief. The following does not include matters that the Company has pending against other parties which, if successful, would result in awards in favor of the Company or its subsidiaries.

Employment and Competitor-Related Litigation

From time to time, the Company and its affiliates are involved in litigation, claims and arbitrations in the U.S. and internationally, relating to various employment matters, including with respect to termination of employment, hiring of employees currently or previously employed by competitors, terms and conditions of employment and other matters. In light of the competitive nature of the brokerage industry, litigation, claims and arbitration between competitors regarding employee hiring are not uncommon.

Other Matters

On February 15, 2006, the SEC issued a formal order of investigation into trading by certain inter-dealer brokers in the government and fixed income securities markets. The formal order alleges that the broker-dealers named therein, including us, (1) may have made fictitious quotations or made false or misleading statements about the prices at which U.S. Treasury or other fixed income securities would be purchased or sold, (2) may have fabricated market quotations or trading activity in U.S. Treasury or other fixed income securities to stimulate trading and to generate commissions, (3) may have engaged in “front running” or “interpositioning,” (4) may have engaged in fraudulent, deceptive or manipulative acts to induce the purchase or sale of government securities, (5) may have failed to keep and preserve certain books and records as required by the SEC and/or the U.S. Treasury and

(6) may have failed to supervise with a view to preventing violations of applicable rules and regulations as required by the Exchange Act. We are cooperating in the investigation, which has been inactive for over a year. Our management believes that, based on the currently available information, the final outcome of the investigation will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed two of its patents. TT later added eSpeed International Ltd., ECCO LLC and ECCO Ware LLC as defendants. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the then current versions of certain products. As a result, the remaining products at issue in the case were the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since around the end of 2004. After a trial, a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded TT damages in the amount of $3.5 million.

Thereafter, the Court granted eSpeed’s motion for directed verdict that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for a new trial. eSpeed’s remittitur motion was conditionally granted, and TT indicated by letter that it accepted the remittitur, which would reduce the principal amount of the verdict to $2,539,468. Although ultimately the Court’s “Final Judgment in a Civil Case” contained no provision for monetary damages, TT’s motion for pre-judgment interest was granted, and interest was set at the prime rate, compounded monthly. On May 23, 2008, the Court granted TT’s motion for a permanent injunction and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were assessed by the Court clerk in the amount of $3,321,776 against eSpeed. eSpeed filed a motion to strike many of these costs, which a magistrate judge has said should be assessed at $381,831.

Both parties appealed to the United States Court of Appeals for the Federal Circuit, which issued an opinion on February 25, 2010, affirming the District Court on all issues presented on appeal. The mandate of the Court of Appeals was issued on April 28, 2010.

On June 9, 2010, TT filed in the District Court a “Motion to Enforce the Money Judgment.” We have opposed this motion on the ground that no money judgment was entered prior to the taking of the appeal by TT. A Magistrate Judge concluded there was no money judgment, but on its own initiative recommended the District Court amend the Final Judgment to include damages in the principal amount of $2,539,468. The issues are being briefed before the District Judge. We may be required to pay TT damages and/or certain costs. We have accrued the amount of the District Court jury’s verdict as remitted plus interest and a portion of the preliminarily assessed costs that we believe would cover the amount if any were actually awarded.

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

On August 24, 2009, Tullett Liberty Securities LLC (“Tullett Liberty”) filed a claim with Financial Industry Regulatory Authority (“FINRA”) dispute resolution (the “FINRA Arbitration”) in New York, New York against BGC Financial, L.P., an affiliate of BGC Partners (“BGC Financial”), one of BGC Financial’s officers, and certain persons formerly or currently employed by Tullett Liberty subsidiaries. Tullett Liberty thereafter added Tullett Prebon Americas Corp. (“Tullett Americas,” together with Tullett Liberty, the “Tullett Subsidiaries”) as a claimant, and added 35 individual employees, who were formerly employed by the Tullett Subsidiaries, as respondents. In the FINRA Arbitration, the Tullett Subsidiaries allege that BGC Financial harmed their inter-dealer brokerage business by hiring 79 of their employees, and that BGC Financial aided and abetted various alleged wrongs by the employees, engaged in unfair competition, misappropriated trade secrets and confidential information, tortiously interfered with contract and economic relationships, and violated FINRA Rules of Conduct. The Tullett Subsidiaries also alleged certain breaches of contract and duties of loyalty and fiduciary duties against the employees. BGC Financial has generally agreed to indemnify the employees. The Tullett Subsidiaries claim compensatory damages of not less than $779 million and exemplary damages of not less than $500 million. The Tullett Subsidiaries also seek costs and permanent injunctions against the defendants.

The parties stipulated to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265) — two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA did consolidate them. BGC Partners and the employee filed their Statement of Answer and BGC’s Statement of Counterclaim. Tullett Liberty responded to BGC’s Counterclaim.

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

In response to a BGC motion, Tullett filed its First Amended (the “Amended New Jersey Complaint”), which largely repeated the allegations of injury and the claims asserted in the initial complaint. The Amended New Jersey Complaint incorporates the damages sought in the FINRA Arbitration, repeats many of the allegations raised in the FINRA Arbitration and also references hiring of employees of Tullett affiliates by BGC Partners or BGC Partners’ affiliates overseas, for which Tullett and/or the Tullett Subsidiaries have filed suit outside of the United States, including one currently pending in the High Court in London and another commenced by a Tullett affiliate against seven of our brokers in Hong Kong, on which we may have certain indemnity obligations. In the London action, the High Court found liability for certain of BGC Partners’ actions, has granted us leave to appeal some of its findings (which appeal is expected to be heard in the first quarter of 2011) and will hold a damages hearing thereafter. BGC Partners moved to dismiss the Amended New Jersey Complaint, or in the alternative, to stay the action pending the resolution of the FINRA Arbitration. In that motion, BGC Partners argued that Tullett lacked standing to pursue its claims, that the court lacked subject matter jurisdiction and that each of the causes of action in the Amended New Jersey Complaint failed to state a legally sufficient claim. On June 18, 2010, the District Court ordered that the First Amended Complaint be dismissed with prejudice. Tullett has appealed. Briefing will take place in the fourth quarter of 2010 and oral argument is anticipated in the second quarter of 2011. Tullett has filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area. They have removed the action to the United States District Court for the Southern District of New York and are moving to stay or dismiss it in favor of having these issues heard in the consolidated arbitration. They will be defended by the Company.

BGC Partners and its affiliates intend to vigorously defend against and seek appropriate affirmative relief in the FINRA Arbitration and the other actions, and believe that they have substantial defenses to the claims asserted against them in those proceedings, believe that the damages and injunctive relief sought against them in those proceedings are unwarranted and unprecedented, and believe that Tullett Liberty, Tullett and the Tullett Subsidiaries are attempting to use the judicial and industry dispute resolution mechanisms in an effort to shift blame to BGC Partners for their own failures. However, no assurance can be given as to whether Tullett, Tullett Liberty or any of the Tullett Subsidiaries may actually succeed against either BGC Partners or any of its affiliates.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which we transact, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2010, the Company was contingently liable for $1.7 million under these letters of credit.

Risk and Uncertainties

The Company generates revenues by providing financial intermediary and securities trading and brokerage activities to institutional customers and by executing and, in some cases, clearing transactions for institutional counterparties. Revenues for these services are transaction-based. As a result, revenues could vary based on the transaction volume of global financial markets. Additionally, financing is sensitive to interest rate fluctuations, which could have an impact on the Company’s overall profitability.

Guarantees

The Company provides guarantees to securities clearing houses and exchanges which meet the definition of a guarantee under FASB interpretations. Under these standard securities clearing house and exchange membership agreements, members are required to guarantee, collectively, the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the clearing house or exchange, all other members would be required to meet the shortfall. In the opinion of management, the Company’s liability under these agreements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential of being required to make payments under these arrangements is remote. Accordingly, no contingent liability was recorded in the Company’s unaudited condensed consolidated statements of financial condition for these agreements.

17. Income Taxes

The unaudited condensed consolidated financial statements of the Company include U.S. federal, state and local income taxes on its allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners, (see Note 2, Limited Partnership Interests in BGC Holdings for discussion of partnership interests) rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. No deferred U.S. federal Income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Effective January 1, 2007, the Company, adopted FASB guidance on Accounting For Uncertainty in Income Taxes. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2010, the Company had $4.5 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. During the three and nine months ended September 30, 2010, the Company did not have any material changes with respect to interest and penalties. The Company does not anticipate any significant change in the total amount of unrecognized benefits (excluding interest and penalties) over the next twelve months.

18. Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2010, the U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Services Authority (“FSA”) and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of September 30, 2010, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2010, $269.9 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $152.6 million.

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

Geographic Information

The Company offers products and services in the UK, U.S., France, Asia (including Australia), Other Americas, Other Europe and Middle East and Africa region (defined as the MEA region). Information regarding revenues for the three months and nine months ended September 30, 2010 and 2009, respectively, and information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, fixed assets, net, investments, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in geographic areas as of September 30, 2010 and December 31, 2009, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
United Kingdom	$132,157	$128,199	$422,312	$379,930
United States	101,102	70,950	294,897	208,473
France	25,637	37,552	93,281	133,847
Asia	48,957	41,616	149,869	118,647
Other Europe/MEA	7,951	4,794	22,012	16,735
Other Americas	10,698	6,328	26,986	7,857

Total revenues	$326,502	$289,439	$1,009,357	$865,489

	September 30, 2010	December 31, 2009
Long-lived assets:
United Kingdom	$147,202	$127,652
United States	168,582	176,763
France	9,001	15,178
Asia	37,868	40,450
Other Europe/MEA	3,707	3,955
Other Americas	17,177	16,899

Total long-lived assets	$383,537	$380,897

20. Subsequent Events

Third Quarter Dividend

On November 1, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share payable on November 30, 2010 to Class A and Class B common stockholders of record as of November 16, 2010.

Registration Statement

On October 1, 2010, we filed Amendment No. 2 to the Registration Statement updating the number of shares which may be sold under such Registration Statement to 3,494,891 shares of Class A common stock. This filing amends the Registration Statement on Form S-3 that was filed on July 2, 2010, with respect to 3,500,000 shares of Class A common stock. Refer to Note 10, Related Party Transactions for more information on these filings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners, Inc. financial condition and results of operations should be read together with BGC Partners, Inc. unaudited condensed consolidated financial statements and notes to those statements, as well as forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included elsewhere in this report. When used herein, the terms “BGC Partners,” “BGC” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2010 and 2009. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Report.

Overview and Business Environment

BGC Partners is a leading global intermediary to the wholesale financial markets, specializing in the brokering of a broad range of financial products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its eSpeed and BGC Trader brands, BGC Partners uses its technology to operate multiple buyer, multiple seller real-time electronic marketplaces for the world’s most liquid capital markets. BGC Partners’ neutral platform, reliable network, straight-through processing and superior products make it the trusted source for electronic trading for the world’s largest financial firms. Through its BGCantor Market Data brand, the Company also offers globally distributed and innovative market data and analysis products for numerous financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. Named after fixed income trading innovator B. Gerald Cantor, BGC Partners has offices in 20 cities, located in New York and London, as well as in Beijing, Chicago, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo and Toronto.

The financial intermediary sector has been a competitive area that has had strong revenue growth over the past decade due to several factors. One factor is the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing holders to protect gains and guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. Over the past decade, demand from financial institutions, financial services intermediaries and large corporations have increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

Another key factor in the growth of the financial intermediary sector over the past decade has been the increase in the number of new products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments are developed. These new securities and derivatives, are not immediately ready for more liquid and standardized electronic markets, and generally increase the need for trading and require broker-assisted execution.

From the second half of 2008, and through the first three quarters of 2009, the onset of the credit crisis and ensuing global economic slowdown resulted in an industry-wide slowdown in growth or outright decline in the volumes for many of the OTC and listed products we broker. Beginning in December 2009, and continuing into the first three quarters of 2010, industry wide volumes for many of the products we broker once again increased year-over-year. These industry volumes are often good proxies for the volumes in our Rates, Foreign Exchange, and Equities and Other Asset Classes brokerage businesses.

BGC Growth Drivers

As a wholesale intermediary, our business is driven by several key drivers in addition to those listed above. These include: overall industry volumes in the markets in which we broker, the size and productivity of our front-office headcount (sales people and brokers alike), regulatory issues, and the percentage of our revenues related to fully electronic brokerage.

Many of these main drivers had a positive impact on our results in the third quarter and the first nine months of 2010 compared to the year earlier periods.

Overall Market Volumes and Volatility

Trading volume is driven by a number of items, including the level of issuance for financial instruments, the price volatility of these financial instruments, overall macro-economic conditions, the creation and adoption of new financial products, the regulatory environment, and the introduction and adoption of new trading technologies. In general, increased price volatility increases the demand for hedging instruments, including many of the cash and derivative products which we broker.

Rates Volumes and Volatility

BGC’s Rates business is particularly influenced by the level of sovereign debt issuance globally, and during the third quarter and first nine months of 2010, this issuance continued to grow substantially. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), gross U.S. Treasury issuance, excluding bills, increased by approximately 13% compared to the first nine months of 2009, and was over 1.5 times the level for the first nine months of 2008. Largely as a result of this increase, the U.S. Federal Reserve reported that U.S. Treasury volumes traded by primary dealers increased by 13.8% year-over-year in the third quarter of 2010.

Analysts and economists expect sovereign debt issuance to remain at these high levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For instance, according to the Congressional Budget Office (the “CBO”), U.S. federal debt will be 62% of GDP at the end of fiscal year 2010, versus 36% at the end of fiscal year 2007. Under what it deems the most likely scenarios, the CBO estimates the U.S. federal debt to remain at or above these levels for at least several years. Similarly, the European Commission says that, in aggregate, European Union government debt as a percent of GDP will increase from 59% of in 2007 to 84% by 2011. For certain EU countries, the Commission expects this figure to be over 100% for the next few years.

Credit Volumes and Volatility

The cash portion of BGC’s Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. BGC’s Credit revenues decreased in the third quarter and first nine months of 2010 compared to a year earlier, reflecting an industry-wide softening in corporate bond and credit derivative activity. For example, in the third quarter TRACE eligible corporate securities volumes were down 7% year-over-year. Although overall credit default swap (“CDS”) market activity remains below its 2008 peak, revenues from our sovereign CDS desks more than doubled year-over-year market due to concern by market participants over the large deficits facing Greece and other European governments. The uncertainty caused by these sovereign fiscal issues also positively impacted volumes and volatility, and thus our revenues in our Rates and Foreign Exchange (“FX”) businesses.

Foreign Exchange Volumes and Volatility

The overall FX market grew by double digits year-over-year in the third quarter and first nine months of 2010, as credit is returning for many local banks that trade foreign exchange, particularly in emerging markets. CLS, which settles the majority of bank-to-bank spot and forward FX transactions, reports that its average daily value traded grew by over 26% year over year in the first nine months of 2010, after being down 13% for the full year 2009. With respect to BGC’s overall FX business, our volumes and revenues grew even faster than the corresponding industry figures in the first nine months of 2010.

Equity-related Volumes and Volatility

BGC’s revenues from Equities and Other Asset Classes were positively impacted in the third quarter and first nine months of 2010 due in part to increases in equity-related volumes and volatility. For example, during the first nine months of 2010, while overall U.S. cash equities volumes were lower, year-on-year equity options volumes from the Options Clearing Corporation and Eurex were up 6% and 10%, respectively. Average daily energy volume at the Chicago Mercantile Exchange including OTC products was up 15% from the year earlier period. With respect to BGC’s overall Equities and Other Asset Classes business, our volumes and revenues grew faster than the corresponding industry figures.

Hybrid and Fully Electronic Trading

Historically, e-broking growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall company revenues remain consistent. This is largely because fewer front-office employees are needed to process the same amount of volume as trading becomes automated. Over time, electronification of exchange-traded and OTC markets has an also generally lead to volumes and increasing faster than commissions decline, and thus often an overall increase in the rate of growth in revenues. BGC has therefore been a pioneer in creating and encouraging hybrid and fully electronic trading, and continually works with its customers to expand such trading across more asset classes and geographies.

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers who dominate the OTC markets have generally been hesitant in adopting e-broking. However, in recent years, hybrid and fully electronic inter-dealer OTC markets for CDS indices, FX options, and other products have sprung up as banks and dealers have become more open to e-broking and as firms like BGC have invested in the kinds of technology favored by our clients.

The combination of more market acceptance of hybrid and fully electronic trading and BGC Partners’ competitive advantage in terms of technology and experience has contributed to our strong gains in e-broking. During the third quarter and first nine months of 2010, we continue to invest in hybrid and fully electronic technology broadly across our product categories. For example, since the beginning of 2009, we have more than doubled the number of desks that offer our e-broking product BGC Trader and more than tripled the number with another, called Volume Match. Now, approximately 60 of our 200 desks offer hybrid and fully electronic trading, and we expect this number to continue to rise.

This is largely why BGC’s third quarter fully electronic volumes were up 22.9% and quarterly brokerage revenues from fully electronic trading increased by 17.2% year-on-year. E-broking represented 10.4% of brokerage revenues in the third quarter of 2010, compared with 9.7% in the year earlier period.

This represented our highest quarterly revenue from fully electronic brokerage since the completion of eSpeed merger. Our growth from e-broking was broad based across Rates, Credit, and FX, and was generated by multiple desks in Europe, the Americas, and Asia. As we continue to benefit from the tailwind of massive global government debt issuance, and as we roll out BGC Trader and Volume Match to more of our desks, we expect our strong fully electronic trading performance to continue.

Regulatory Environment

In addition, regulators and legislators in the U.S. and EU continue to craft new laws and regulations for the global OTC derivatives markets, including, most recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act. The new rules and proposals for rules have mainly called for additional transparency, position limits and collateral or capital requirements, as well as for central clearing of most standardized derivatives. We believe that uncertainty around the final form such new rules might take may have negatively impacted trading volumes in certain markets in which we broker. We believe that it is too early to comment on specific aspects of the U.S. legislation as rules are still being created, and much too early to comment on laws not yet passed in Europe. However, based on the laws enacted and proposals passed or discussed so far, we believe that the overall impact on revenues and profitability for the largest IDBs, including BGC, will be generally positive.

Hiring and Acquisitions

Another key driver of our revenue growth is front-office headcount. We believe that our strong technology platform and unique partnership structure had enabled us to use both acquisitions and recruiting to profitably increase our front-office staff at a faster rate than our largest competitors over the past year and since the formation of BGC in 2004.

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

As of September 30, 2010, our front-office headcount was up by 18.0% year-on-year to 1,721 brokers and salespeople. For the three months ended September 30, 2010, average revenue generated per broker or salesperson was approximately $163,600, down approximately 7.0% from the three months ended September 30, 2009 when it was approximately $175,400.

Our revenue producers generally achieve higher productivity levels in their second year with the Company. We expect the productivity of our newer brokers throughout the company to improve, especially in our newest offices in Brazil, Russia, and China as well as our new employees who joined with respect to our recent acquisition of Mint Partners in the UK.

The laws and regulations passed or proposed on both sides of the Atlantic concerning OTC trading seem likely to favor increased use of technology by all market participants, and are likely to accelerate the adoption of both hybrid and fully electronic trading. We believe these developments will favor the larger inter-dealer brokers over smaller, non-public ones, as the smaller ones generally do not have the financial wherewithal to invest the necessary sums in technology. We believe this will lead to further consolidation in our industry, and thus further allow us to profitably grow our front-office headcount.

Financial Highlights

Total revenues were $326.5 million and $289.4 million for the three months ended September 30, 2010 and 2009, respectively, representing a 12.8% increase. Total revenues were $1,009.4 million and $865.5 million for the nine months ended September 30, 2010 and 2009, respectively, representing a 16.6 % increase. The main factors contributing to these increases were:

•	An overall increase in volumes in many of the markets in which we provide brokerage services.

•

An increase in brokerage revenues associated with rates products which was primarily attributable to strong sovereign debt issuance and the resulting industry wide increases in the volumes of both interest rate swaps and government bonds.

•	A global rebound in foreign exchange volumes as the credit crisis abated.

•	An increase in our front-office personnel from 1,458 at September 30, 2009 to 1,721 at September 30, 2010.

•	Continued selective expansion into the global markets, including new offices in Brazil and Moscow.

•

A continued focus on, and investment in, growing areas that complement our existing brokerage services, Equities and Other Asset Classes, particularly equity derivatives and cash equities, which are the primary contributors to our Equities and Other Asset Classes product group, for which revenues increased to $38.3 million for the three months ended September 30, 2010 compared to $25.3 million for the three months ended September 30, 2009.

•

Revenues related to fully electronic trading increased 17.2% to $30.3 million for the three months ended September 30, 2010 as compared to $25.9 million for the three months ended September 30, 2009. This increase is primarily driven by significant increases in fully electronic revenues from foreign exchange and credit brokerage.

These factors were partially offset by the following:

•

Overall credit revenues decreased slightly year-on-year, primarily due to an industry-wide decline in credit derivative trading and corporate bond issuance, partially offset by strength in sovereign credit defaults swap activity and the aforementioned fully electronic credit growth.

Our results for the nine months ended September 30, 2010 were impacted by our global redemption and compensation restructuring program. During the first quarter of 2010, we began a program to enhance our employment arrangements by leveraging our unique partnership structure. Participating partners generally agreed to extend the lengths of their employment agreements and to other contractual modifications sought by the Company. These partners also generally agreed to accept a larger portion of their compensation in limited partnership units. As part of this program, for the nine months ended September 30, 2010, BGC Partners redeemed approximately 8.8 million limited partnership interests for cash and/or other units or shares. Redeeming units for cash provides employees with liquidity while minimizing transaction costs and potential market disruption, and gives us another mechanism to reduce fully diluted share count. In addition, during the first quarter of 2010, we completed our global compensation restructuring program related to the modification of pre-merger employee contractual arrangements. As a result of these programs, the Company incurred additional compensation expenses. (See Note 15, Compensation, in the unaudited condensed consolidated statement of operations for more information regarding these expenses).

We believe the overall performance of the Company will continue to improve as we increase revenues generated from fully electronic trading, extend our employment agreements, and increase the percentage of compensation partners receive in the form of limited partnership units. As a result, we expect to increase the amount of cash available for dividends, share repurchases and unit redemptions. Taken together, we believe that these developments will further improve BGC’s competitive position in the marketplace and improve employee retention.

For the three months ended September 30, 2010, we had net income available to common stockholders of $6.2 million compared to $2.2 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, we had net income of $9.4 million compared to $18.3 million for the nine months ended September 30, 2009. Compensation and employee benefits expense decreased by $1.6 million or 0.9% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Compensation and employee benefits expense increased by $121.2 million or 22.5%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

The increase in compensation and employee benefits expense arose primarily from the completion in the first quarter of 2010 of a global compensation restructuring program related to the modification of pre-merger employee contractual arrangements which resulted in a $41.3 million one-time, non-recurring charge recorded in the first quarter, and a $40.9 million charge recorded in the nine months ended September 30, 2010 relating to the granting of exchangeability of certain limited partnership units as part of our global redemption and compensation restructuring program. Also contributing to this increase in compensation expense was our year-on-year growth in brokerage revenues, which increased $130.8 million to $930.9 million for the nine months ended September 30, 2010.

Results of Operations

The following table sets forth BGC’s unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$208,918	64.0%	$175,219	60.5%	$644,814	63.9%	$511,804	59.1%
Principal transactions	83,381	25.5	90,608	31.3	286,115	28.3	288,307	33.3

Total brokerage revenues	292,299	89.5	265,827	91.8	930,929	92.2	800,111	92.4
Fees from related parties	16,413	5.0	14,945	5.2	48,775	4.8	43,101	5.0
Market data	4,614	1.4	4,824	1.7	13,445	1.3	13,688	1.6
Software solutions	1,816	0.6	1,759	0.6	5,328	0.5	6,027	0.7
Interest income	1,199	0.4	2,189	0.8	2,652	0.3	4,203	0.5
Other revenues	11,770	3.6	1,642	0.5	13,278	1.3	4,101	0.5
Losses on equity investments	(1,609)	(0.5)	(1,747)	(0.6)	(5,050)	(0.4)	(5,742)	(0.7)

Total revenues	326,502	100.0	289,439	100.0	1,009,357	100.0	865,489	100.0
Expenses:
Compensation and employee benefits	179,871	55.1	181,479	62.7	659,117	65.3	537,907	62.2
Allocation of net income to limited partnership units and founding/working partner units	5,824	1.8	1,727	0.6	10,987	1.1	12,996	1.5

Total compensation and employee benefits	185,695	56.9	183,206	63.3	670,104	66.4	550,903	63.7
Occupancy and equipment	28,161	8.6	27,653	9.6	84,538	8.4	80,999	9.3
Fees to related parties	3,061	0.9	3,208	1.1	10,433	1.0	10,472	1.2
Professional and consulting fees	10,773	3.3	6,852	2.4	30,858	3.1	21,641	2.5
Communications	19,459	6.0	16,880	5.8	56,995	5.6	47,850	5.5
Selling and promotion	17,183	5.3	14,432	5.0	49,327	4.9	42,187	4.9
Commissions and floor brokerage	4,564	1.4	4,084	1.4	14,367	1.4	11,834	1.4
Interest expense	3,796	1.2	2,476	0.9	10,303	1.0	7,385	0.9
Other expenses	27,436	8.3	22,593	7.8	52,477	5.2	41,213	4.7

Total expenses	300,128	91.9	281,384	97.3	979,402	97.0	814,484	94.1

Income from continuing operations before income taxes	26,374	8.1	8,055	2.7	29,955	3.0	51,005	5.9
Provision for income taxes	6,878	2.1	3,310	1.1	8,601	0.9	17,285	2.0

Consolidated net income	19,496	6.0	4,745	1.6	21,354	2.1	33,720	3.9
Less: Net income attributable to non-controlling interest in subsidiaries	13,272	4.1	2,570	0.9	11,943	1.2	15,397	1.8

Net income available to common stockholders	$6,224	1.9%	$2,175	0.7%	$9,411	0.9%	$18,323	2.1%

Three Months Ended September 30, 2010 Compared to Three Months September 30, 2009

Revenues

Brokerage Revenues

Total brokerage revenues increased by $26.5 million, or 10.0%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Commission revenues increased by $33.7 million, or 19.2%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Principal transactions revenues decreased by $7.2 million, or 8.0%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

The increase in brokerage revenues was primarily driven by increases in the revenues for rates, foreign exchange and equities and other assets partially offset by lower revenues in credit products.

The increase in rates revenues of $9.7 million was primarily driven by continuing high levels of global fixed income issuance, secondary market trading activity, and BGC’s continued investment in this area.

The decrease in credit brokerage revenues of $5.0 million was primarily due to an industry-wide decline in corporate bond and credit derivative trading, partially offset by strength in sovereign credit defaults swap activity and fully electronic trading of credit products.

Foreign exchange revenues increased by $8.6 million due primarily to a continuing rebound in global volumes and our continuing market share gains.

Revenues from equities and other asset classes increased by $13.1 million driven primarily by strong growth globally from the Company’s increased investment in equity-related products, the addition of assets from Mint, as well as by growth from our energy and commodities desks.

Fees from Related Parties

Fees from related parties increased by $1.5 million, or 9.8%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was primarily due to increased revenues related to technology services principally provided to Cantor and ELX.

Market Data

Market data revenues decreased by $0.2 million, or 4.4%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Software Solutions

Software solutions revenues increased by $0.1 million, or 3.2%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Interest Income

Interest income decreased by $1.0 million, or 45.2%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease was primarily related to a decrease in interest rates and reduced excess cash balances.

Other Revenues

Other revenues increased by $10.1 million, or 616.8%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was primarily due to the receipt of $11.6 million during the three months ended September 30, 2010, from REFCO Securities, LLC with respect to its’ fixed fee U.S. Treasury securities contract.

Losses on Equity Investments

Losses on equity investments decreased by $0.1 million, or 7.9%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Losses on equity investments represent our pro rata share of the net income or losses on investments for which we have a significant ownership but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $1.6 million, or 0.9%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease was primarily due to the benefits of our global partnership redemption and compensation restructuring program. This was partially offset by our increase in revenue and the corresponding compensation for the period.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units increased by $4.1 million or 237.2% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Allocation of income to limited partnership units and founding/working partner units represents the pro rata interest in net income attributable to such partners units based on weighted-average economic ownership. The allocation of income to limited partnership units and founding/working partner units for the three months ended September 30, 2009 was $1.7 million compared to $5.8 million in the three months ended September 30, 2010.

Occupancy and Equipment

Occupancy and equipment expense increased by $0.5 million, or 1.8%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was primarily due to increased costs associated with new computer and office equipment related to our increased headcount.

Fees to Related Parties

Fees to related parties decreased by $0.1 million, or 4.6%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $3.9 million, or 57.2%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was primarily due to increased legal costs and costs related to the Mint Partners acquisition incurred during the three months ended September 30, 2010.

Communications

Communications expense increased by $2.6 million, or 15.3%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $2.8 million, or 19.1%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. As a percentage of total revenues, selling and promotion expense remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $0.5 million, or 11.8% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily due to increased volumes in our equities business during the three months ended September 30, 2010.

Interest Expense

Interest expense increased by $1.3 million, or 53.3%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was primarily related to increased costs associated with our Convertible Notes and new collateralized borrowings.

Other Expenses

Other expenses increased by $4.8 million, or 21.4%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was primarily due to additional costs associated with the hiring of new brokers.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $10.7 million, or 416.4%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was primarily due to the increase in the allocation of net income to limited partnership interests in BGC Holdings in the three months ended September 30, 2010.

Provision for Income Taxes

Provision for income taxes increased by $3.6 million, or 107.8%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

Brokerage Revenues

Total brokerage revenues increased by $130.8 million, or 16.4%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Commission revenues increased by $133.0 million, or 26.0%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Principal transactions revenues decreased by $2.2 million, or 0.8%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

The increase in brokerage revenues was primarily driven by higher volumes for the rates, foreign exchange and equities and other assets products partially offset by lower volumes in credit.

The increase in rates revenues of $63.0 million was primarily driven by market share gains and continuing high levels of global fixed income issuance, secondary market trading activity, and heightened global levels of interest rate volatility.

The decrease in credit brokerage revenues of $20.3 million was primarily due to an industry-wide decline in credit derivative trading, primarily offset by strength in sovereign credit defaults swap activity.

Foreign exchange revenues increased by $37.9 million as the credit crisis abated.

Revenues from equities and other asset classes increased by $50.3 million due to our continued growth in equity products across all geographies.

Fees from Related Parties

Fees from related parties increased by $5.7 million, or 13.2%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 principally provided to Cantor and ELX. The increase was primarily due to increased revenues related to technology services. Back office services provided to Cantor by Tower Bridge also contributed to this increase.

Market Data

Market data revenues decreased by $0.2 million, or 1.8%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Software Solutions

Software solutions revenues decreased by $0.7 million, or 11.6%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease was primarily related to a one-time adjustment recorded in the nine months ended September 30, 2009. In addition, certain licensing fee revenues decreased as a result of reduced levels of trading activity. These decreases were partially offset by an increase in our KLEOS business services revenues.

Interest Income

Interest income decreased by $1.6 million, or 36.9%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease was primarily due to a reduction in both interest rates and in the level of excess cash balances during the nine months ended September 30, 2010.

Other Revenues

Other revenues increased by $9.2 million, or 223.8%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was primarily due to the receipt of $11.6 million during the nine months ended September 30, 2010, from REFCO Securities, LLC with respect to its’ fixed fee U.S. Treasury securities contract.

Losses on Equity Investments

Losses on equity investments decreased by $0.7 million, or 12.1%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Losses on equity investments represent our pro rata share of the net income or losses in investments for which we have a significant ownership but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $121.2 million or 22.5%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase arose from the completion in the first quarter of 2010 of the global compensation restructuring related to the modification of pre-merger employee contractual arrangements which resulted in a $41.3 million one-time, non-recurring charge. This charge was recorded in the three months ended March 31, 2010. Also, in relation to the global compensation restructuring program, a $40.9 million charge was recorded during the nine months ended September 30, 2010 related to the granting of exchangeability and/or the redemption of limited partnership interests. Also contributing to this increase in compensation expense was our year-on-year growth in brokerage revenues and the corresponding compensation for the period offset by the ongoing benefits of our global compensation restructuring program.

Allocation of Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units decreased by $2.0 million or 15.5% for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Allocation of income to limited partnership units and founding/working partner units represents the pro rata interest in net income attributable to such partners units based on weighted-average economic ownership.

Occupancy and Equipment

Occupancy and equipment expense increased by $3.5 million, or 4.4%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was primarily due to increased costs associated with new computer and equipment related to our increased headcount.

Fees to Related Parties

Fees to related parties decreased by $0.1 million, or 0.4%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $9.2 million, or 42.6%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was primarily due to increased legal costs and costs related to the Mint Partners acquisition incurred during the nine months ended September 30, 2010.

Communications

Communications expense increased by $9.1 million, or 19.1%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $7.1 million, or 16.9%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. As a percentage of total revenues, selling and promotion expense remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $2.5 million, or 21.4%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to increased volumes in our equities business during the nine months ended September 30, 2010.

Interest Expense

        Interest expense increased by $2.9 million, or 39.5%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was primarily related to increased costs associated with our Convertible Notes and collateralized borrowings.

Other Expenses

Other expenses increased by $11.3 million, or 27.3%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was primarily due to additional costs associated with the hiring of new brokers.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $3.5 million, or 22.4%, to a profit of $11.9 million for the nine months ended September 30, 2010 as compared to a profit of $15.4 million the nine months ended September 30, 2009. This decrease was primarily due to the decrease in the allocation of net income to limited partnership interests in BGC Holdings in the nine months ended September 30, 2010. A decrease in Cantor’s pro-rata ownership of BGC Holdings also contributed to the decrease.

Provision for Income Taxes

Provision for income taxes decreased by $8.7 million, or 50.2%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Seasonality

The IDB business is affected by seasonality. Summer vacations across the trading community, especially in August, generally reduce volumes in the third quarter. Thanksgiving in the U.S., as well as the Christmas and New Year’s Holidays, tend to constrain volumes in the fourth quarter. BGC does not believe that seasonality impacts any one product category more than any other. However, overall market volumes and volatility changes and fluctuations in major currencies against the U.S. dollar, quarter-to-quarter, can magnify or offset seasonality.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Revenues:
Commissions	$208,918	$213,863	$222,033	$182,014	$175,219	$164,305	$172,280	$179,144
Principal transactions	83,381	99,606	103,128	91,460	90,608	106,438	91,261	80,614
Fees from related parties	16,413	16,436	15,926	15,776	14,945	13,232	14,924	17,205
Market data	4,614	4,444	4,387	4,265	4,824	4,402	4,462	3,917
Software solutions	1,816	1,760	1,752	1,392	1,759	2,770	1,498	2,134
Interest income	1,199	781	672	3,049	2,189	702	1,312	3,010
Other revenues	11,770	506	1,002	1,822	1,642	2,139	320	1,545
Losses on equity investments	(1,609)	(1,692)	(1,749)	(2,945)	(1,747)	(1,852)	(2,143)	(2,087)

Total revenues	326,502	335,704	347,151	296,833	289,439	292,136	283,914	285,482
Expenses:
Compensation and employee benefits	179,871	207,558	271,688	187,232	181,479	180,591	175,837	190,208
Allocation of net income to limited partnership units and founding/working partner units	5,824	5,163	—	3,735	1,727	6,190	5,079	—

Total compensation and employee benefits	185,695	212,721	271,688	190,967	183,206	186,781	180,916	190,208
Occupancy and equipment	28,161	28,249	28,128	27,015	27,653	27,522	25,824	26,723
Fees to related parties	3,061	3,338	4,034	3,410	3,208	2,929	4,335	2,731
Professional and consulting fees	10,773	10,016	10,069	12,709	6,852	7,305	7,484	9,207
Communications	19,459	18,468	19,068	18,178	16,880	15,646	15,324	15,696
Selling and promotion	17,183	16,227	15,917	15,250	14,432	12,751	15,004	15,520
Commissions and floor brokerage	4,564	4,916	4,887	4,702	4,084	4,075	3,675	11,284
Interest expense	3,796	3,596	2,911	2,535	2,476	2,512	2,397	5,442
Other expenses	27,436	20,652	4,389	8,584	22,593	10,990	7,630	9,347

Total expenses	300,128	318,183	361,091	283,350	281,384	270,511	262,589	286,158
Income (loss) from continuing operations before income taxes	26,374	17,521	(13,940)	13,483	8,055	21,625	21,325	(676)
Provision (benefit) for income taxes	6,878	4,710	(2,987)	6,390	3,310	6,944	7,031	(1,440)

Consolidated net income (loss)	19,496	12,811	(10,953)	7,093	4,745	14,681	14,294	764

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	13,272	5,413	(6,742)	5,391	2,570	6,613	6,214	777

Net income (loss) available to common stockholders	$6,224	$7,398	$(4,211)	$1,702	$2,175	$8,068	$8,080	$(13)

The tables below detail our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Brokerage revenue by product (actual results):
Rates	$135,596	$139,327	$145,350	$125,946	$125,861	$117,467	$113,947	$106,645
Credit	73,923	77,109	89,680	70,388	78,893	90,768	91,334	83,258
Equities and Other Asset Classes	38,341	50,255	45,466	38,675	25,262	32,245	26,302	29,198
Foreign Exchange	44,439	46,778	44,665	38,465	35,811	30,263	31,958	40,657

Total brokerage revenues	$292,299	$313,469	$325,161	$273,474	$265,827	$270,743	$263,541	$259,758

Brokerage revenue by product (percentage):
Rates	46.4%	44.4%	44.7%	46.1%	47.3%	43.4%	43.2%	41.1%
Credit	25.3	24.6	27.6	25.7	29.7	33.5	34.7	32.0
Foreign Exchange	15.2	14.9	13.7	14.1	13.5	11.2	12.1	15.7
Equities and Other Asset Classes	13.1	16.1	14.0	14.1	9.5	11.9	10.0	11.2

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$266,905	$286,365	$299,462	$251,775	$245,179	$252,918	$248,353	$244,298
Fully electronic	25,394	27,104	25,699	21,699	20,648	17,825	15,188	15,460

Total brokerage revenues	$292,299	$313,469	$325,161	$273,474	$265,827	$270,743	$263,541	$259,758

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	91.3%	91.4%	92.1%	92.1%	92.2%	93.4%	94.2%	94.0%
Fully electronic	8.7	8.6	7.9	7.9	7.8	6.6	5.8	6.0

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Balance Sheet

        Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer term funding (equity and long term debt) is held to support the less liquid assets. Total assets at September 30, 2010 were $1.47 billion, an increase of 0.4% as compared to December 31, 2009. The growth in total assets was driven primarily by increases in securities borrowed, receivables from brokers, dealers and clearing organizations, accrued commissions receivable, goodwill and forgivable loans, largely offset by a reduction in cash and cash equivalents. We maintain a comparatively large portion of our assets in cash, with cash and cash equivalents at September 30, 2010 of $314.1 million.

Funding

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings) and shorter-term liabilities/accruals that are a natural outgrowth of specific assets and/or the business model, such as matched fails and accrued commission compensation. With respect to our operating business, we have limited need for and use of short-term unsecured funding. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearinghouse/exchange margins and/or fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances substantially exceed a very modest amount of unsecured letters of credit and the amortization of our term debt. The principal and interest on our $27.1 million secured loan arrangements is repayable in consecutive monthly installments with the final payment due in September 2014. All of the cash on the balance sheet, some of which is held at regulated broker-dealer subsidiaries, would not necessarily be available to meet potential liquidity needs. However, cash in and available to our largest regulated entities appears adequate in the context of potential contingent cash demands for margin and/or fail financing.

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

On April 1, 2010, BGC effectively refinanced $150.0 million in Senior Notes payable via issuance of Convertible Notes to Cantor. The details of this are provided in the “Notes Payable and Collateralized Borrowings” section below. On May 6, 2010, we filed a $100.0 million Shelf Registration Statement on Form S-3 with the SEC. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, and repurchases of shares of Class A common stock or redemptions of limited partnership units and founding/working partner units in BGC Holdings or other equity interests in our subsidiaries from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. Besides general corporate purposes, this registration along with our share buy-back authorization is designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units for cash and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the Registration.

To the extent available, from time to time, we may also contribute a portion of the net proceeds to us from the sale of Class A shares to BGC US and/or BGC Global in exchange for BGC US limited partnership interests and/or BGC Global limited partnership interests, in each case on a one-for-one basis (subject to customary anti-dilution adjustments). BGC US and BGC Global intend to use the net proceeds they receive from us, if any, for various purposes, including for general partnership purposes, including potential strategic alliances, acquisitions, joint ventures or broker hires. In addition, from time to time, we have evaluated and we expect to continue to evaluate and potentially pursue possible strategic alliances, acquisitions, joint ventures or broker hires.

We may raise additional funds from time to time through equity or debt financing, including borrowings under existing uncommitted credit lines and public and private sales of debt securities, to finance our business, operations and possible acquisitions.

Credit Ratings

In November 2009, in connection with a potential issuance of debt securities in a public or Rule 144A offering, we obtained public long-term credit ratings. As described below under “Notes Payable and Collateralized Borrowings,” on April 1, 2010 BGC Holdings ultimately issued to Cantor an aggregate of $150.0 million principal amount of 8.75% Convertible Notes due 2015, and we did not use the public long-term credit ratings in connection with this debt offering.

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

Cash Flows

Net cash used in operating activities was $29.7 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $297.2 million for the nine months ended September 30, 2009, a decrease of $326.9 million.

This decrease was primarily due to a decrease in consolidated net income of $12.4 million, an increase in non-cash adjustments to net income of $12.9 million, and a decrease in cash provided from changes in operating assets and liabilities in the amount of $327.4 million. The latter decrease resulted primarily from a reduction in reverse repurchase agreements in the amount of $101.0 million in the first nine months of 2009 and a decrease in net payables to related parties in the amount of $57.8 million.

Net cash used in investing activities was $45.5 million for the nine months ended September 30, 2010, compared to net cash used in investing activities of $42.9 million for the nine months ended September 30, 2009, an increase of $2.7 million. This increase was primarily due to a $3.2 million increase in the purchase of capitalized assets in the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009, and a $3.0 million increase related to the purchase of marketable securities in the nine months ended September 30, 2010. These increases were partially offset by a decrease of $2.8 million in investments in unconsolidated entities in the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009.

Net cash used in financing activities was $77.5 million for the nine months ended September 30, 2010, compared to net cash used in financing activities of $37.0 million for the nine months ended September 30, 2009, an increase of $40.5 million. During the nine months ended September 30, 2010, the net cash used in financing activities was primarily comprised of $27.9 million in proceeds, net of underwriting fees, from the June Sales Agreement offering of Class A common stock, offset by the redemptions of limited partnership units and founding partner units in the amount of $35.6 million, earnings distributions to limited partnership interests in BGC Holdings of $31.4 million, dividends to stockholders of $29.4 million, repurchases of Class A common stock in the amount of $19.8 million and the issuance of new debt, net of repayments in the amount of $9.5 million. Additionally, during the nine months ended September 30, 2010, we issued an aggregate of $150.0 million in principal amount of Convertible Notes to Cantor in a private placement transaction and used the proceeds to repay $150.0 million in principal amount of Senior Notes. During the nine months ended September 30, 2009, the net cash used in financing activities was primarily comprised of repurchases of Class A common stock in the amount of $7.9 million, earnings distributions to limited partnership interests in BGC Holdings of $30.5 million and paid dividends of $17.6 million. Additionally, during the nine months ended September 30, 2009, we entered into a secured loan arrangement with General Electric Capital Corporation under which we pledged certain fixed assets to General Electric Capital Corporation in exchange for a loan of $19.0 million.

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

On April 1, 2010 BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Notes due 2015 (the “Notes”) to Cantor. The Company used the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010.

The Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The Convertible Notes bear an annual interest rate of 8.75%, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are convertible into 21.7 million shares of Class A common stock. The Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement with General Electric Capital Corporation, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment to General Electric Capital Corporation in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement is repayable in thirty six consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the loan was $13.2 million as of September 30, 2010. The loan is guaranteed by BGC Partners, Inc.

On September 22, 2010, the Company sold certain furniture and equipment, and software to Consultants Group Commercial Funding Corporation (“CGCF”) for $13.7 million, net of costs of $0.2 million and concurrently entered into an agreement to lease the property back at $0.4 million per month through August 2013 and $0.2 million per month from September 2013 through August 2014. Because assets revert back to the Company at the end of the lease, the transaction was capitalized. As a result, consideration received from the purchaser is included in the accompanying unaudited condensed consolidated balance sheet as a financing obligation and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%).

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

Regulatory Requirements

Our liquidity and available cash resources are restricted by regulatory requirements of our operating subsidiaries. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer. In addition, self-regulatory organizations such as the FINRA and the National Futures Association (“NFA”) along with statutory bodies such as the FSA and the SEC require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with broker-dealers and are not designed to specifically protect stockholders. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

As of September 30, 2010, $269.9 million of net assets were held by regulated subsidiaries. As of September 30, 2010, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $152.6 million.

Unit Redemptions and Stock Repurchase Program

During the three months ended September 30, 2010, the Company, as part of its global redemption and compensation restructuring program (see Note 15, Compensation, for more information), redeemed approximately 1.0 million limited partnership units at an average price of $5.21 per unit. During the nine months ended September 30, 2010, the Company, as part of its redemption and compensation restructuring program, redeemed approximately 5.3 million limited partnership units at an average price of $5.79 per unit. For the three months ending September 30, 2010, the Company redeemed approximately 0.3 million founding partner units at an average price of $5.22 per unit. For the nine months ending September 30, 2010, the Company redeemed approximately 3.5 million founding partner units for an average price of $5.94 per unit.

During the nine months ended September 30, 2010, the Company repurchased 3,394,559 shares of Class A common stock at an aggregate purchase price of approximately $19.8 million for an average price of $5.85 per share. These repurchases included

1,207,902 shares repurchased from The Cantor Fitzgerald Relief Fund at average market price of $6.04 per share, for an aggregate purchase price of approximately $7.3 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2009 Charity Day.

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

During the three months ended September 30, 2010 the Company repurchased 466,926 shares of Class A common stock at an aggregate purchase price of approximately $2.5 million for an average price of $5.30 per share. During the three months ended September 30, 2009, there were no repurchases of Class A common stock by the Company.

On May 4, 2010 the Company’s Board of Directors authorized an $85 million increase in the BGC Partners stock repurchase authorization, bringing the total amount available for future repurchases of Class A common stock to $100 million. At September 30, 2010, the Company had approximately $97.5 million remaining from its buyback authorization and from time to time, the Company may actively continue to repurchase shares.

Unit redemption and share repurchase activity for the nine months ended September 30, 2010 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Share or Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
Redemptions
January 1, 2010 – March 31, 2010	4,659,841	$6.17	—	—
April 1, 2010 – June 30, 2010	2,846,409	$5.61	—	—
July 1, 2010 – July 31, 2010	536,637	$5.09	—	—
August 1, 2010 – August 31, 2010	774,451	$5.30	—	—
September 1, 2010 – September 30, 2010	—	$—	—	—

Total Redemptions	8,817,338	$5.85

Repurchases
January 1, 2010 – March 31, 2010	2,319,731	$5.76	2,319,731	$19,041,380
April 1, 2010 – June 30, 2010	607,902	$6.58	607,902	$15,041,385
July 1, 2010 – July 31, 2010	—	$—	—	$100,000,000
August 1, 2010 – August 31, 2010	453,945	$5.29	453,945	$97,598,631
September 1, 2010 – September 30, 2010	12,981	$5.68	12,981	$97,524,899

Total Repurchases	3,394,559	$5.85	3,394,559	$97,524,899

Total Redemptions and Repurchases	12,211,897	$5.85

Stock Issuances

During the three months ended September 30, 2010, the Company issued an aggregate of 2,050,139 shares of its Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable limited partnership interests in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008. In addition, during the three month ended September 30, 2010, the Company issued 463,528 shares of its Class A common stock to Partners in exchange for their limited partnership units as part of the global redemption and compensation restructuring program. These issuances did not change the amount of fully diluted shares outstanding.

On May 6, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. This issuance did not change the amount of fully diluted shares outstanding.

On May 28, 2010, Cantor exchanged 3,500,000 Cantor units of BGC Holdings for 3,500,000 shares of Class A common stock. This exchange did not impact the amount of fully diluted shares outstanding.

On August 16, 2010 Cantor also exchanged 200,000 Cantor units for 200,000 shares of Class A common stock. As of September 30, 2010 Cantor beneficially owned an aggregate of 64,372,866 Cantor units. This exchange did not impact the amount of fully diluted shares outstanding.

On June 2, 2010, the Company entered into a controlled equity offering sales agreement (the “June Sales Agreement”) with Cantor Fitzgerald & Co. (“CF&Co”) pursuant to which the Company may offer and sell up to 5,500,000 shares of Class A common stock of the Company (subject to a maximum aggregate gross sales price of $100,000,000) from time to time through CF&Co as the Company’s sales agent under the June Sales Agreement. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. During July and August 2010, 867,000 and 1,108,910 shares were issued under the June Sales Agreement at an average price of $5.02 and $5.23, respectively. As of September 30, 2010, 294,090 shares remain to be sold under the June Sales Agreement.

In addition, on September 3, 2010, the Company entered into a controlled equity offering sales agreement with CF&Co (the “September Sales Agreement”) relating to 5,500,000 shares of Class A common stock of the Company. Pursuant to the terms of the September Sales Agreement, the Company may offer and sell up to 5,500,000 shares of our Class A common stock, subject to the maximum aggregate gross sales price remaining (currently estimated to be approximately $71,000,000) under our Registration Statement on Form S-3 (File No. 333-166564) from time to time through CF&Co as our sales agent under the September Sales Agreement. Under these sales agreements, we have agreed to pay to CF&Co 2% of the gross proceeds from the sales of shares.

The fully diluted weighted-average share count for the quarter ended September 30, 2010 was 228.3 million as follows (in millions):

Common stock outstanding	91.2
Limited partnership interests in BGC Holdings	133.8
RSUs	3.2
Stock options	0.1

Total	228.3

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	3Q 2010	2Q 2010	1Q 2010	4Q 2009	3Q 2009	2Q 2009	1Q 2009
Volume (in billions)
Fully Electronic—Rates—(1)	$12,065	$14,088	$11,557	$10,910	$9,703	$9,552	$7,758
Fully Electronic—Credit & FX—(2)	737	842	762	822	715	232	148

Total Fully Electronic Volume	12,802	14,930	12,319	11,732	10,418	9,784	7,906

Total Hybrid Volume—(3)	28,889	30,436	33,073	27,704	19,745	18,637	19,914

Total Fully Electronic and Hybrid Volume—(4)	$41,691	$45,366	$45,392	$39,436	$30,163	$28,421	$27,820

Transaction Count (in thousands, except for days)
Fully Electronic—Rates—(1)	4,543	5,077	3,731	3,625	3,513	3,506	2,748
Fully Electronic—Credit & FX—(2)	355	390	354	418	306	120	77

Total Fully Electronic Transactions	4,898	5,467	4,085	4,043	3,819	3,626	2,825

Total Hybrid Transactions	517	559	561	410	352	337	301

Total Transactions	5,415	6,026	4,646	4,453	4,171	3,963	3,126

Trading Days	64	63	61	63	64	63	61

(1)	Defined as U.S. Treasuries, Canadian Sovereigns, European Government Bonds, Repos, Interest Rate Swaps, and Futures. CBOT Futures volume calculated based on per contract notional value of $200,000.
(2)	Defined as Foreign Exchange Derivatives, Spot Foreign Exchange, Credit Derivatives and Corporate Bonds.
(3)	Defined as volume from hybrid transactions conducted by BGC Brokers using the eSpeed system, exclusive of voice-only transactions.
(4)	The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on the Company’s total fully electronic or hybrid volumes or on BGC Partners revenues related to fully electronic trading, overall revenues, or earnings.

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

All trades executed on the eSpeed platform settle for clearing purposes against CF&Co, a BGC affiliate. CF&Co is a member of Financial Industry Regulatory Authority (“FINRA”) (formerly NASD) and the Fixed Income Clearing Corporation, a subsidiary of the Depository Trust & Clearing Corporation. CF&Co, BGC, and other affiliates participate in U.S. Treasuries as well as other markets by posting quotations for their account and by acting as principal on trades with platform users. Such activity is intended, among other things, to assist CF&Co, BGC, and their affiliates in managing their proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

Quarterly Market Activity

Fully electronic volume on the eSpeed and BGC Trader system, including new products, was $12.1 trillion for the three months ended September 30, 2010, up 24.3% from $9.7 trillion for the three months ended September 30, 2009. Our combined voice-assisted and screen-assisted volume for the three months ended September 30, 2010 was $41.7 trillion, up 38.2% from $30.2 trillion for the three months ended September 30, 2009.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at September 30, 2010 (in thousands):

	Total	Less Than 1 Year	1-3 years	3-5 years	More Than 5 Years
Operating leases (1)	$125,964	$20,675	$38,287	$30,372	$36,630
Notes payable and collateralized obligations (2)	177,052	10,451	14,843	151,758	—
Interest on notes payable (2)	62,164	14,639	27,238	20,287	—

Total contractual obligations	$365,180	$45,765	$80,368	$202,417	$36,630

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $26.9 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes Payable and collateralized obligations reflects the issuance of $150.0 million of Convertible Notes, $13.2 million of a secured loan arrangement with General Electric Capital Corporation and $13.9 million for the CG Lease. See Note 14, Notes Payable and Collateralized Borrowings, in BGC Partners’ Inc.’s unaudited condensed consolidated financial statements as of September 30, 2010 for more information regarding these obligations, including timing of payments and compliance with debt covenants.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Pronouncements

See Note 1, Organization and Basis of Presentation, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is incorporated by reference herein) for information regarding recently adopted accounting pronouncements.

PART I—FINANCIAL INFORMATION

BGC PARTNERS, INC.

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

Foreign Currency Risk

BGC Partners is exposed to risks associated with changes in foreign exchange rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of the Company’s revenues and expenses in particular with regard to British Pounds and Euros. In addition, changes in the remeasurement of BGC Partners’ foreign currency denominated net assets are recorded as part of its results of operations and fluctuate with changes in foreign currency rates. BGC monitors the net exposure in foreign currencies on a daily basis and hedges its exposure as deemed appropriate with highly rated major financial institutions.

Interest Rate Risk

BGC Partners had $177.1 million in fixed-rate debt outstanding as of September 30, 2010. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, summarized, accumulated and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the description of legal proceedings in Note 16, Commitments, Contingencies and Guarantees to the unaudited condensed consolidated financial statements included in Item 1 of Part I this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those described in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009, and in Part II, Item 1A of our Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. See “Risk Factors” in Part I, Item IA of our 2009 Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this item is set forth in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Item 2 of Part I) and in Note 3, Earnings Per Share, and Note 20, Subsequent Events, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this quarterly report on Form 10-Q and is incorporated by reference herein.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2010 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/S/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: November 9, 2010

[Signature page to the Quarterly Report on Form 10-Q for the period ending September 30, 2010 dated November 9, 2010]

Exhibit Index

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002