Form 10-K
period 2010-12-31
BGC Partners, Inc.
filed 2011-03-16
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2010 as reported on NASDAQ, was approximately $353,029,767.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2011
Class A Common Stock, par value $0.01 per share	73,110,050 shares
Class B Common Stock, par value $0.01 per share	25,848,107 shares

DOCUMENTS INCORPORATED BY REFERENCE.

BGC Partners, Inc.

2010 FORM 10-K ANNUAL REPORT

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to:

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	liquidity, clearing capital requirements and the impact of credit market events;

•	market conditions, including trading volume and volatility, and potential deterioration of the equity and debt capital markets;

•

our relationship with Cantor and its affiliates, including Cantor Fitzgerald & Co., which we refer to as “CF&Co.”, any related conflicts of interest, competition for and retention of brokers and other managers and key employees, support for liquidity and capital and other relationships, including Cantor’s holding of our convertible notes, CF&Co.’s acting as our sales agent under our controlled equity or other future offerings and CF&Co.’s acting as our financial advisor in connection with one or more business combination or other transactions;

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

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases of BGC Holdings, L.P., which we refer to as “BGC Holdings,” limited partnership units or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

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

Throughout this document BGC Partners, Inc. is referred to as “BGC” and, together with its subsidiaries, as the “Company”, “we”, “us” or “our.

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

We have offices located in 24 cities, including New York and London, as well as Aspen, Beijing, Chicago, Copenhagen, Dubai, Garden City, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo, Toronto and West Palm Beach. As of December 31, 2010, we had 1,705 brokers and salespeople across approximately 200 desks and products (more than triple the number we had in October 2004). In 2010, we processed approximately 21.3 million transactions, totaling almost $171 trillion notional on our hybrid and fully electronic platforms.

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

•

June 2009—We acquired Liquidez Distribuidora de Títulos e Valores Mobiliários Ltda. (“Liquidez”), a Brazilian financial institution and interdealer broker with offices in Sao Paulo and Rio de Janeiro. This acquisition enabled us to enter the Brazilian market, which is fast becoming one of the world’s major economies, and will provide a platform for further expansion in Brazil and Latin America;

•

July 2010—We announced that we were granted approval by the China Banking Regulatory Commission (“CBRC”) to establish a money broking joint venture company with China Credit Trust Co., Ltd. (“CCT”). The joint venture, named China Credit BGC Money Broking Company Limited (“China Credit BGC”) is based in Beijing, China and is the first broking company of its kind to operate in that city as part of a Chinese government pilot program. China Credit BGC provides domestic and international broking services for foreign exchange, bond, money market, and derivatives products. We hold a 33% stake in China Credit BGC, which is the highest percentage shareholding currently permitted to be held by a foreign investor in a Chinese money broker (pending approval of product licenses by the People’s Bank of China, China Credit BGC expects to offer interest rate swaps, bonds, and interbank cash deposit products to Chinese and foreign banks in Beijing); and

•	August 2010—We acquired various assets and businesses of Mint Partners and Mint Equities.

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

The OTC markets have grown faster than exchange-traded markets over the past decade. According to the Bank for International Settlements (the “BIS”), the underlying OTC and exchange-traded derivative markets traditionally served by inter-dealer brokers have experienced compound annual growth rates, which we refer to as “CAGR,” of approximately 19% and 17%, respectively, based on notional amounts outstanding from December 31, 2000 through June 30, 2010.

The following figures come from the BIS: As of June 30, 2010, the notional amounts outstanding for all OTC derivatives was $583 trillion, up 512% from $95 trillion in December 2000. The notional amounts outstanding for all exchange traded derivatives was $76 trillion on June 30, 2010, up 430% from $14 trillion on December 31, 2000. The notional amounts outstanding for all domestic and international debt securities was approximately $89 trillion on June 30, 2010, up over 150% from approximately $36 trillion on December 31, 2000.

In “liquid” financial markets, the presence of a large number of market participants and facilitators of liquidity and the availability of pricing reference data and standardized terms allow market participants to trade financial instruments quickly and with minimal price disturbance. In these markets, there is substantial competition, efficient execution and high trading volume. While most of the liquid markets are found on listed exchanges, several liquid products continue to be traded OTC, including U.S. Treasuries and spot foreign exchange. Often, the primary liquidity provider for such OTC markets is an inter-dealer broker.

To the extent the trading of a financial instrument requires customization; the relevant market tends to be more illiquid. Illiquid markets generally have fewer market participants, less price transparency, higher spreads and lower trading volumes. Complex financial instruments that are traded OTC tend to be illiquid and are traded primarily by more sophisticated buyers and sellers. Inter-dealer brokers facilitate trading in less liquid markets by providing price discovery, preserving anonymity in matched principal trades, matching buyers and sellers on a name give-up basis in agency transactions and providing market intelligence to their customers. “Name give-up” transactions refer to those transactions where the inter-dealer broker acts as an agent and the identity of the two counterparties is disclosed once the trade is completed as opposed to “matched principal” trades where anonymity is preserved even after the transaction is completed. In a “matched principal transaction” BGC Partners agrees to simultaneously buy securities or derivatives from one client and to sell them to another client. In both agency and matched principal transactions, customers decide to execute a trade and inter-dealer brokers effectively source the counterparties for those trades. Inter-dealer brokers are particularly helpful in facilitating large or non-standardized transactions due to their in-depth market knowledge and access to potential counterparties.

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

Most large exchanges worldwide, including certain exchanges in the U.S., France, Canada, Germany, Japan, Sweden, Switzerland and the U.K., are now partially or completely electronic. Additionally, even in markets for less commoditized products where customers place orders through a voice-broker who implements a transact ion electronically, the customers of inter-dealer brokers may benefit from liquidity, pricing, robust interactive trading, post-trade processing and other technology services. Further, we believe that market participants will seek to outsource customized solutions for the electronic distribution of their products to avoid the difficulty and cost of developing and maintaining their own electronic solutions, and to improve the quality and reliability of these solutions.

While some products may evolve from illiquid markets to liquid markets, new products are continually being developed. Historically, as markets evolve and participants look to separate or isolate risks, certain products will tend to exhibit correlations and pricing relationships leading to the development of new derivative products.

The chart below presents the growth of certain OTC and exchange-traded markets from December 31, 2000 to June 30, 2010.

Notes and Sources for the above chart: The BIS for global debt and all derivatives except for CDS. For CDS, the source is the International Swaps and Derivatives Association (ISDA). For US Federal Government and Corporate debt, the source is The Securities Industry and Financial Markets Association (SIFMA). Note: For global and domestic debt, International issues comprise all foreign currency issues by residents and non-residents of a given country as well as domestic currency issues launched by non-residents. Additionally, domestic securities specifically targeted to international investors are also considered as international issues in the BIS statistics. Domestic debt securities are defined as those that have been issued by residents in domestic currency and targeted at resident investors.

Over the last decade, most of the above market categories have experienced double-digit growth. Although many of these markets had lower or negative growth following the collapse of Lehman Brothers and the ensuing global financial crises, we believe that much of this growth has been, and in many cases over the long term will continue to be, driven by the following trends:

•

Fluctuating levels of volatility in commodity, currency, interest rate, equity and credit markets have led to sustained demand for hedging and risk mitigation by market participants, which, in turn, has led to growth in commodity, equity, interest rate and credit derivatives and currency options markets.

•

The increased allocation of capital for trading and position-taking by banks and hedge funds and the search for yield among global investors led to growth in structured credit and equity products, thereby creating and reinforcing the need for efficient execution. In the aftermath of the collapse of Lehman Brothers and the government takeover of AIG, a global credit crises ensued, as banks and other lending organizations became more reluctant to extend credit to costumers and each other. As a result, demand for structured products has been more muted for the past two years.

•

Since the onset of the credit crises in late 2007, the largest banks, trading firms, and their institutional customers have allocated more of their trading capital away from structured products and into more liquid asset classes and those with relatively lower margin requirements, such as corporate bonds, equity derivatives, interest rate swaps, and government bonds. As a result, these products have generally performed better than more structured and bespoke products for our largest customers over the last few quarters.

•

With yields at historical lows, many industrialized countries, including the United States, France, Germany and the United Kingdom, have increased their issuance of sovereign debt, taking advantage of low interest rates to help finance growing budget deficits. G-20 governments continue to fund financial system rescues and fiscal stimulus packages as a result of the global financial crises and ensuing recessions. For example, SIFMA estimated for the year ended December 31, 2010, U.S. Treasury and Agency debt issuance increased by 97% versus 2007, while the US Congressional Budget Office (CBO) recently estimated that Federal debt outstanding will grow by over 70 percent over the ten years ending September 30, 2020. Similarly, the European Commission estimates the gross governmental debt for all European Union countries will increase from approximately 59 percent of EU GDP in 2007 to over 83 percent in 2011. We therefore expect global sovereign debt issuances to increase for the foreseeable future. This should drive demand for the trading of OTC and listed Rates products, both in cash and derivatives.

•

Strong gross domestic product growth over the past decade in key emerging market countries such as Brazil, Russia, India, and China has led to increased demand for basic commodities such as copper, platinum, crude oil, gas and natural gas. While the recent slowdown in the global economy briefly lowered aggregate demand for many such commodities globally, volumes for these markets for most of 2010 was high by historical standards, all of which has led to higher demand for hedging instruments such as energy and commodity futures and derivatives.

•

The continued liberalization of emerging markets, increases in global cross-border trading in goods and services, and the opening and growth of local currency and fixed income markets have led to increased global demand for currency and fixed income hedging instruments as global trade continues to expand.

•

As a result of these and other trends, volumes for many of the most liquid exchange-traded derivatives and OTC markets improved year-over-year in 2010. For example, in 2010, NYSE Euronext’s European equity derivative volumes increased by approximately 18% year-over-year, while according to the Options Clearing Corporation (OCC) total U.S. equity option volumes increased by approximately 8%

versus 2009., The CME and ICE reported year-over-year increases in overall average daily futures volumes of approximately 19% and 26%, respectively, for the same timeframe. Similar, according to the Federal Reserve, average daily primary dealer volume for U.S. treasuries was up year-over-year by approximately 25% in 2010.

Finally, over the course of 2009 and 2010, regulators and legislators in the U.S. and E.U. worked to create new laws and regulations for the global OTC derivatives markets, including, most recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act. The new rules and proposals for rules have mainly called for additional transparency, position limits and collateral or capital requirements, as well as for central clearing of most standardized derivatives. We believe that uncertainty around the final form such new rules might take may have negatively impacted trading volumes in certain markets in which we broker. We believe that it is too early to comment on specific aspects of the U.S. legislation as rules are still being created, and much too early to comment on laws not yet passed in Europe.

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

Growth in Algorithmic and Computerized Trading. In recent years, and in certain listed and OTC markets, computerized trading has seen tremendous growth spurred by increasing liquidity and lower operating costs. As our customers increase their use of computerized trading, and as fully electronic trading becomes widespread in more asset classes, volumes should rise on our electronic platforms.

Market Demand for Global Execution and Presence. We believe that the continuing globalization of trading and the liberalization of capital markets are propelling growth in trading volumes in products across the globe. In addition, we believe that economic growth in emerging markets such as Brazil, Russia, India, and China is fueling demand for inter-dealer brokered currency and fixed income and commodity hedging for customers across the globe. These factors and others are driving the demand for brokerage services in new markets. We also believe our presence in multiple financial centers across the globe positions us to capitalize on such demand. We also believe our recent expansion into Russia, Brazil, the United Arab Emirates, and China further enhances our global market positions.

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

Our Competitive Strengths

We believe that the following principal competitive strengths will help us enhance our position as a leading global inter-dealer broker:

We are a Leading Inter-Dealer Broker with Specific Strengths in Key Markets. We have displayed leadership in a multitude of markets globally, including the markets for certain interest rate derivatives, foreign exchange and credit products. The Company has been recognized within the industry, including by Risk magazine, for our strong presence in such interest rate products as interest rate swaptions, exotic interest rate products, interest rate caps/floors, interest rate swaps and repurchase agreements, as well as U.S. Treasuries. Over the past three years, Asia Risk magazine has named us as a leading broker in numerous product categories, including interest rate swaps, currency derivatives, equity derivatives and credit derivatives, as well as for overall “Technology Development”. Last year Australia Risk named BGC the #1 broker in Currencies. The Risk and Asia Risk rankings are based on each magazine’s annual survey of broker-dealers in their respective readership markets. In addition, BGC Partners was named by Waters magazine as Best Interdealer Broker in its 2009 European Financial IT Awards for the performance of BGC’s fully electronic trading across multiple asset classes. We believe the leadership position that we have in our markets and our access to a broad customer base help us to locate the best price and to deliver the best execution for our customers, in both liquid and illiquid markets.

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

We Have Proprietary Technology. Over the past decade, we have heavily invested in creating and maintaining our infrastructure, technology, and innovations in multiple markets. We believe our technology gives us an advantage over our competitors, which more often depend on third party vendors to support their functionality. Also, as a result of the eSpeed merger, our technology capabilities are more closely aligned with our brokerage efforts and have been focused on new and emerging screen based market solutions to support our brokers. Finally, our technology, unlike that of many of our competitors, is generally designed and developed in-house, and is thus tailored to specifically suit the needs of our brokers and clients.

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

We Have Demonstrated the Ability to Identify, Recruit and Retain Key Talent. In October 2004, when Cantor began the restructuring of its inter-dealer brokerage business, we employed approximately 500 brokers and salespeople. As of December 31, 2010, we had 1,705 brokers and sales people across approximately 200 desks and products, which is more than triple the amount we had in October of 2004. In a competitive environment, we have demonstrated our ability to successfully develop, attract and retain leading brokers, including through acquisitions of new businesses, in order to expand and enhance our brokerage staff. We believe that our ability to attract talent across the globe will enable us to grow our business and provide our customers with trading execution that is superior to that provided by many of our competitors.

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

We Have a Proven Acquisition Track Record. In August 2010, we acquired the key assets of Mint Partners and Mint Equities. In June 2009, we completed the acquisition of Liquidez. The merger of eSpeed and BGC Partners was completed on April 1, 2008. In August 2007, we acquired the emerging markets equities derivatives business of Marex Financial. In December 2006, we acquired AS Menkul, an established broker in Turkey, and, in November 2006, we acquired Aurel Leven, an independent inter-dealer broker in France, active in the equities, equity derivatives and fixed income markets. Finally, in 2005, we acquired Euro Brokers and ETC Pollak, and have integrated these established brokerage companies into our business. These acquisitions allowed us to expand our broker headcount, product offerings, technology capabilities and geographic footprint. We believe that this ability to successfully identify, acquire and integrate high quality brokerage companies will provide us with the opportunity to strengthen and enhance our franchise and to continue the rebuilding of our U.S. business and expand in local markets around the world.

We Have Experienced Senior Management. We are led by a core senior management team, each of whom has many years of experience in the wholesale financial markets. Howard W. Lutnick, who serves as our Chairman and Chief Executive Officer, guided the BGC Division, eSpeed, and Cantor through the aftermath of the events of September 11, 2001, and was instrumental in the initial public offering of eSpeed in 1999. Shaun Lynn, our President, and Sean Windeatt, our Chief Operating Officer, have presided over the addition of more than 1,200 new brokers and salespeople and the expansion and growth of our business in the United States, Europe and Asia over the past six years. Our executives are supported by a highly experienced and qualified team of managers. We believe that our experienced management team gives us a competitive advantage in executing our business strategy.

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

Leverage Existing Developed Infrastructure to Drive Margins. We have made substantial investments in brokers and technology in our targeted markets. We believe that the infrastructure in place is scalable, which provides us an opportunity for margin improvement as brokers increase production, we increase brokerage headcount, and as marketplaces become increasingly electronic. Due to the relatively fixed cost nature of the back office functions and real estate-related expenses, each additional transaction we broker or sale we make should add incremental profit to our business.

Expand our Broker Workforce Through Acquisitions and Recruitment. Since October 2004, we have expanded our front office workforce by over 1,200 people. As of December 31, 2010, we had 1,705 brokers and salespeople. We have a proven track record of growing our global network of brokers through business acquisitions and recruiting efforts and believe we are well-positioned to continue to do so. We intend to continue to selectively acquire companies and hire experienced brokers and salespeople with the goal of further developing our market position in various products, accelerating our growth and enhancing our profitability.

Leverage our Proprietary Technology to Pursue New Products, Software Solutions, and Offerings. We believe that our ability to develop and build our own technology allows us to be at the forefront of new products and offerings. We also plan to capitalize on our global infrastructure, intellectual property and electronic trading expertise to provide a complete outsourced solution to customers to enable them to access electronic markets.

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

Overview of our Products and Services

Inter-Dealer Brokerage

We are focused on serving three principal brokerage markets:

•	traditional, liquid brokerage markets, such as government bonds;

•	high margin, and often illiquid markets, such as interest rate swaps and OTC equity derivatives; and

•	targeted local markets throughout the world, such as Rates products in Brazil.

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

We provide electronic marketplaces in several financial markets through our eSpeed- and BGC Trader- branded trading platform. These electronic marketplaces include government bond markets, spot foreign exchange, foreign exchange options, corporate bonds, and credit default swaps. We believe that eSpeed/BGC Trader is a comprehensive trading platform providing volume, access, speed of execution and ease of use. Our trading platform establishes a direct link between our brokers and customers and occupies valuable real estate on traders’ desktop, which is difficult to replicate. We believe that we can leverage our platform to offer fully electronic trading as additional products transition from voice to electronic execution.

We have leveraged our hybrid platform to provide real-time product and pricing information through our BGC Trader application. We also provide straight-through processing to our customers for an increasing number of products. Our end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems. Customers can access our trading application through our privately managed global high speed data network, over the internet, or third party communication networks.

The following table identifies some of the key securities and financial products which we broker:

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

All trades executed on the eSpeed platform settle for clearing purposes against CF&Co., a BGC affiliate. CF&Co. is a member of FINRA (formerly NASD) and the Fixed Income Clearing Corporation, a subsidiary of the Depository Trust & Clearing Corporation. CF&Co., BGC, and other affiliates participate in U.S. Treasuries as well as other markets by posting quotations for their account and by acting as principal on trades with platform users. Such activity is intended, among other things, to assist CF&Co., BGC, and their affiliates in managing their proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

Market Data

We complement our trading services by providing our market data and analytics to our customers through our BGCantor Market Data suite of products. BGCantor Market Data is the source of real-time pricing and other data derived through BGC Partners and eSpeed for global securities and derivatives. Current products include real-time data in live markets for U.S. Treasuries, European Government Bonds, Foreign Exchange Spot and Options, Interest Rate Swaps, Credit, and ELX Futures, These market data services are available across a broad array of distribution channels, including Bloomberg, Reuters, CQG, Interactive Data, Xignite, SunGard and Cantor Direct.

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

We have signed Software Solutions agreements with a number of U.S. and international enterprises, including the following:

•

The Inter American Development Bank, which was established in 1959 to support the process of economic and social development in Latin America and the Caribbean, is the main source of multilateral financing in the region. Since 2005, this agency has transacted interest rates swaps using our Treasury Connect product.

•

The Federal Home Loan Bank is a U.S. government-sponsored enterprise and one of the largest issuers in the global short-term securities market. Our electronic auction-based technology has powered The Federal Home Loan Bank’s primary discount note auctions since August 2002.

•	The Federal Farm Credit Banks Funding Corporation, which issues a variety of Debt Securities on behalf of the Farm Credit System, has been using our platform since October 2010

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

For the year ended December 31, 2010, our top 10 customers, collectively, accounted for approximately 41.8% of our total revenue on a consolidated basis and our largest customer accounted for approximately 5.7% of our total revenue on a consolidated basis.

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

Inter-Dealer Trading Technology. We utilize a sophisticated proprietary electronic trading platform to distribute prices to our customers. Price data are transmitted over our proprietary global private network and also by third-party providers of connectivity to the financial community. Prices are in turn displayed by our proprietary trading desktop application, BGC Trader. BGC Trader is our multi-asset BGC Partners-branded hybrid offering to our customers for voice and electronic execution. This product combines the benefits of our existing hybrid system with a new concept of creative, customer-focused and front-end design. The first asset groups to be incorporated under the BGC Trader banner were foreign exchange options, European corporate bonds, European CDS and iTraxx. We continue to expand the number of products it supports, including other tradable and view-only products in our portfolio. The majority of our global products are supported by this platform in a view only, hybrid/managed, or fully electronic mode. Trades executed by our customers in any mode are eligible for immediate electronic confirmation to straight-through processing hubs. Our proprietary graphical user interface is deployed on thousands of user desktops at hundreds of major banks and institutions.

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

We have electronic connections to most mainstream clearinghouses, including The Depository Trust & Clearing Corporation (DTCC), CLS Group, Euroclear, Clearstream, Monte Titoli, LCH.Clearnet, Eurex Clearing, CME Clearing and the Options Clearing Corporation (OCC). As more products become centrally cleared, and as our customers request that we use a particular venue, we expect to expand the number of clearinghouses to which we connect in the near future.

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

Software Development

We devote substantial efforts to the development and improvement of our hybrid and electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2010, we employed approximately 470 technology professionals.

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

Interest Rate Risk

BGC Partners had $189.3 million in fixed-rate debt outstanding as of December 31, 2010. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

Other

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

Competition

We encounter competition in all aspects of our businesses and compete primarily with other inter-dealer brokers, including for brokers, salespeople, and suitable acquisition candidates.

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

Market Data Vendors

The majority of our large inter-dealer broker competitors also sell proprietary market data, which competes with our market data offerings. In addition to direct sales, we resell market data through large market data and information providers. These companies have established significant presences on the vast majority of trading desks in our industry. Some of these market data and information providers , such as Bloomberg and Thomson Reuters, have expanded their product mix to include electronic trading and execution of both OTC and listed products in addition to their traditional market data offerings.

Exchanges

Although our business will often use exchanges to execute transactions brokered in both listed and OTC markets, we believe that exchanges have sought and will seek to migrate products traditionally traded in OTC markets by inter-dealer brokers to exchanges. However, we believe that when a product goes from OTC to exchange-traded, the underlying or related OTC market often continues to experience growth in line with the growth of the exchange-traded contract. In addition, as ELX grows its business, we expect it to directly compete with other exchanges in the trading of certain contracts. In addition, IntercontinentalExchange, Inc. (“ICE”) operates both regulated exchanges and OTC execution services, and in the latter it competes directly with inter-dealer brokers in energy, commodities, and credit products. ICE entered these OTC markets primarily by acquiring independent OTC brokers, and we believe that its likely ICE or other exchange operators may seek to compete with us in the future by acquiring other such brokers, by creating futures products designed to mimic OTC products, or through other means.

Software Vendors and Others

Certain exchanges and market data companies, such as London Stock Exchange Group PLC and The NASDAQ OMX Group, Inc., license their technology for use by other market participants, including inter-dealer brokers and other exchanges. Such technology is potentially competitive insofar as we may attempt to license our technology in a similar manner as we have to ELX, or as we may to any company or organization that wishes to create or improve a trading system or exchange.

Banks and Broker-dealers

According to TABB Group, for a large percentage of all OTC trades, banks and dealers trade directly between each other without the use of an IDB or other intermediary. In addition, many listed and OTC transactions are conducted entirely in-house using only the bank or broker-dealer’s internal liquidity pools. Therefore, for many potential transactions, IDBs essentially compete with their own customers.

In addition, in certain products and markets, such as in listed equity-related products globally, and a variety of OTC and listed products in emerging markets like, IDBs sell, broker, and trade products on behalf of both wholesale and institutional customers. Consequently, BGC and its publicly-traded IDB peers can at times both service and compete with its bank and broker-dealer customers. This is generally not the case in the U.S. and U.K. in Rates, Credit, and Foreign Exchange.

Finally, banks and broker dealers have in the past created and/or funded consortia to compete with exchanges and Inter-dealer brokers. For example, ICAP’s inter-dealer businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by ICAP. An example of a current and similar consortium is Tradeweb. Currently, several large banks hold stakes in Tradeweb, an internet-based market intermediary. Thomson Reuters Corporation is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, one of its offerings include a voice and electronic inter-dealer platform for mortgage-backed and U.S. Agency securities. Tradeweb’s management has said that it would like to expand into other inter-dealer markets, and as such may compete with BGC in other areas over time.

Overall, we believe that we may also face future competition from market data and technology companies and some securities brokerage firms, some of which are currently our customers, as well as from any future strategic alliances, joint ventures or other partnerships created by one or more of our potential or existing competitors.

Partnership Overview

We believe that our partnership structure is one of the unique strengths of our business. Many of our key brokers have their own capital invested in our business, aligning their interests with our stockholders. Limited partnership interests in BGC Holdings consist of: (i) “founding/working partner units” held by limited partners who are employees; (ii) “limited partnership units” which consist of a variety of units that are generally held by employees such as REUs, RPUs, PSUs and PSIs; and (iii) “Cantor units” which are the exchangeable limited partnership interests held by Cantor entities.

We believe that our partnership structure is an effective tool in recruiting, motivating and retaining key employees. Many brokers are attracted by the opportunity to become partners because the partnership agreement entitles partners to quarterly distributions of income from the partnership. While BGC Holdings limited partnership interests entitle our partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such partners are only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account, excluding any goodwill or going concern value of BGC Partners’ business unless Cantor, in the case of the founding partners, and we, as the general partner of BGC Holdings, otherwise determine. Our partners can receive the right to exchange their BGC Holdings limited partnership interests for shares of BGC Partners common stock (if, in the case of founding partners, Cantor so determines (as Cantor has determined to do with respect to a portion of the founding partner interests immediately after the merger) and in the case of working partners and limited partnership unit holders, the BGC Holdings general partner, with Cantor’s consent, determines otherwise) and thereby realize any higher value associated with BGC Partners common stock. See “Certain Relationships and Related Transactions—Amended and Restated BGC Holdings Limited Partnership Agreement—Exchanges.” We believe that, having invested their own capital in us, partners feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues.

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

Much of the regulation of broker-dealers’ operations in the United States has been delegated to self-regulatory organizations. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the operations of broker-dealers and government securities broker-dealers and conduct periodic inspections and examinations of their operations. In the case of BGC Partners’ U.S. broker-dealer subsidiaries, the principal self-regulatory organization is FINRA. FINRA is a self-regulatory organization that commenced operations in the third quarter of 2007. It was formed from the consolidation of the NASD’s member regulation operations and the regulatory arm of the NYSE Group to act as the self-regulatory organization for all broker-dealers doing business within the United States. Accordingly, BGC Partners’ U.S. subsidiaries will be subject to both scheduled and unscheduled examinations by the SEC and FINRA. In our futures-related activities, our subsidiaries are also subject to the rules of the CFTC, futures exchanges of which they are members and the NFA, a futures self-regulatory organization.

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

In light of recent events in the U.S. and global financial markets and economy, regulators and legislators in the U.S. and European Union (“EU”) continue to craft new laws and regulations for the global OTC derivatives markets, including the recently passed “Dodd—Frank Wall Street Reform and Consumer Protection Act”. The Dodd-Frank act mandates or encourages several reforms, including impartiality considerations, additional transparency requirements, heightened collateral or capital standards, as well as recommendations for the obligatory use of central clearing for most standardized derivatives. The law also requires that standardized derivatives be traded in an open and non-exclusionary manner on a regulated exchange or a swap execution facility (“SEF”). The bill specifies that the SEC and Commodities Future Trading Commission (“CFTC”) must finalize rules for implementing these requirements by September 15, 2011. The actual implementation of said rules may be phased in over a longer period.

We are unable to predict how any of these new laws and proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. We believe that uncertainty and potential delays around the final form such new rules might take may negatively impact trading volumes in certain markets in which we broker. Increased capital requirements may also diminish transaction velocity. While the broad framework of proposed legislation is known, we believe that it is too early for there to be clarity on the specific aspects of the U.S. legislation and EU proposals which may directly impact our businesses as exact rules have not yet been finalized. Additionally, unintended consequences of the legislation may adversely affect us in ways yet to be determined.

U.K. and European Regulation

The Financial Services Authority (“FSA”) is the statutory regulator for the United Kingdom financial services industry. The FSA is an independent non-governmental body that has been given statutory powers by the

FSMA 2000, and regulates the financial services industry through its Handbook of Rules and Guidance, which consist of a number of sourcebooks and manuals and is prepared under powers granted by FSMA 2000. The FSA has implemented far-reaching reform rules, designed to enhance firms’ liquidity risk management practices, based on the lessons learned since the start of the credit crisis in 2007. Implications of these rules include better liquidity risk management capability (including the use of stress testing and contingency funding plans (“CFP”)); less reliance on short-term wholesale funding, and higher amounts and quality of liquid asset securities (Government securities), leading to an increased likelihood of surviving a severe liquidity stress event, the overarching principles being self-sufficiency and adequacy of liquid resources.

Currently, we have subsidiaries and branches regulated by the FSA (BGC Brokers L.P., BGC International and the U.K. branch of Aurel BGC). As a result of the FSA’s risk assessment of the BGC Partners group’s regulated entities in 2005; the FSA asked that a “skilled person” be appointed to report on various aspects of the finance department’s responsibilities. This process has now been finalized to the satisfaction of the FSA. In February 2010, FSA issued a draft requirement notice under Section 166 of FSMA 2000 to appoint a Skilled Person. The scope of the work is currently being determined but will cover a review of the systems and controls in place relating to client asset and client monies.

Our European regulated group (Aurel BGC, BGC Brokers L.P., BGC International, and other intermediate non-regulated holding entities) is subject to The Financial Groups Directive. To meet the FSA’s requirements under this Directive, the corporate structure of our European regulated group was reorganized as of July 1, 2007. The restructuring of the regulated European entities under BGC European Holdings does not affect their day-to-day operations as European Holdings is a holding entity.

Recent European Regulatory Developments

The Government of the United Kingdom passed the Bribery Act 2010, which will come into force in 2011. It creates four new offenses: two general offenses of bribing another person and being bribed, bribing a foreign public official and a corporate offence of failing to prevent bribery. The corporate offense is a strict liability offense which is subject to the defense that the relevant commercial organization had adequate procedures in place to prevent bribery. The Act has a global reach and applies to all companies, partnerships and individuals based in the United Kingdom, as well as foreign companies and individuals doing business in the United Kingdom. The Act’s extra-territorial application means that it applies to acts or omissions taking place anywhere in the world. This means that it may be more likely for bribery taking place outside the United Kingdom to attract the attention of the United Kingdom authorities, as well as the attention of authorities in multiple jurisdictions. The Government has published draft guidance on what constitutes adequate measures and final guidance is due to be published this year.

On September 15, 2010, the European Commission released a draft proposal for a set of rules similar to the Dodd- Frank Wall Street Reform and Consumer Protection Act to cover the EU. Among other things, the Commission proposed that information on OTC derivative contracts should be reported to trade repositories and be accessible to supervisory authorities, that some transaction and price related information should be made available to all market participants than is currently common practice, and that standard OTC derivative contracts be cleared through central counterparties (“CCPs”). While the Commission’s initial proposals are currently in consultation phase prior to being presented to the European Parliament and the EU Member States for consideration, the fact that multiple supervisory and regulatory bodies are just now being established in Europe and that initiatives need to be ratified by all 27 EU Member States before being passed into law by individual nations will mean that rules will not be operational at least until the end of 2012.

Further, the authorities of certain European countries have instituted a series of changes to tax law, including an excise tax on certain compensation payments that, if applicable to us, could have a material adverse effect on our business, financial condition and results of operations.

Other Regulation

Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the United States, in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations
Australia	Australian Securities and Investments Commission and Australian Securities Exchange
Brazil	Brazilian Securities and Exchange Commission, the Central Bank of Brazil and BM&F BOVESPA.
Canada	Ontario Securities Commission
China	China Banking Regulatory Commission, State Administration of Foreign Exchange
Dubai	Dubai Financial Supervisory Authority
France	Banque de France and subsidiary agencies, CECEI (Comité des Établissements de Crédit et des Entreprises d’investissement), CCLRF (Comité Consultatif de la Législation et de la Réglementation Financière), Commission Bancaire and AMF (Autorité des Marchés Financiers)
Hong Kong	Hong Kong Securities and Futures Commission and The Hong Kong Monetary Authority
Japan	Japanese Financial Services Agency, Japan Securities Dealers Association
Korea	Ministry of Strategy and Finance
Mexico	Banking and Securities National Commission
Russia	Federal Service for Financial Markets
Singapore	Monetary Authority of Singapore
South Africa	Johannesburg Stock Exchange
Switzerland	Swiss Federal Banking Commission
Turkey	Capital Markets Board of Turkey
United Kingdom	Financial Services Authority

Capital Requirements

U.S.

Every U.S.-registered broker-dealer is subject to the Uniform Net Capital Requirements. Registered Futures Commission Merchants (FCM), such as BGC Financial LP (BGCF), are also subject to CFTC capital requirements. These requirements are designed to ensure financial soundness and liquidity by prohibiting a broker or dealer from engaging in business at a time when it does not satisfy minimum net capital requirements.

In the United States, net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets, such as a firm’s positions in securities. Among these deductions are adjustments, commonly referred to as “haircuts,” to the market value of securities positions to reflect the market risk of such positions prior to their liquidation or disposition. The Uniform Net Capital Requirements also imposes a minimum ratio of debt to equity, which may include qualified subordinated borrowings.

Regulations have been adopted by the SEC that prohibit the withdrawal of equity capital of a broker-dealer, restrict the ability of a broker-dealer to distribute or engage in any transaction with a parent company or an affiliate that results in a reduction of equity capital or to provide an unsecured loan or advance against equity capital for the direct or indirect benefit of certain persons related to the broker-dealer (including partners and affiliates) if the broker-dealer’s net capital is, or would be as a result of such withdrawal, distribution, loan or advance, below specified thresholds of excess net capital. In addition, the SEC’s regulations require certain notifications to be provided in advance of such withdrawals, distributions, reductions, loans and advances that exceed, in the aggregate, 30% of excess net capital within any 30 day period. The SEC has the authority to restrict, for up to 20 business days, such withdrawal, distribution or reduction of capital if the SEC concludes that it may be detrimental to the financial integrity of the broker-dealer or may expose its customers or creditors to loss. Notice is required following any such withdrawal, distribution, reduction, loan or advance that exceeds, in the aggregate, 20% of excess net capital within any 30 day period. The SEC’s regulations limiting withdrawals of excess net capital do not preclude the payment to employees of “reasonable compensation.”

Two of our subsidiaries, BGCF and Seminole Financial, are registered with the SEC and are subject to the Uniform Net Capital Requirements. As such, these firms must maintain, in all respects, minimum net capital and comply with the Uniform Net Capital Requirements. Seminole Financial uses the “basic method” of calculating net capital and must maintain net capital of not less than the greater of $100,000 or 6.66% of certain of its liabilities and other obligations. BGC Financial L.P. uses the “alternative method” of calculating net capital and must maintain net capital of not less than the greater of $250,000 or 2% of its aggregate debit items (primarily receivables from customers and other broker-dealers). As a FCM, BGCF is also subject to the CFTC minimum capital requirement, which is not less than the greater of the SEC requirement, $1,000,000, or 8% of customer and non customer maintenance margin (the amount that must be maintained on deposit at all times for open futures positions). BGCF is also a member of the FICC, which imposes capital requirements on its members.

Compliance with the Uniform Net Capital Requirements may limit the extent and nature of our operations requiring the use of our registered broker-dealer subsidiaries’ capital, and could also restrict or preclude our ability to withdraw capital from our broker-dealer subsidiaries.

Non-U.S.

Our international operations are also subject to capital requirements, which we refer to as “non-U.S. net capital requirements.” Certain of our subsidiaries that are incorporated in the United Kingdom are subject to capital requirements established by the UK Financial Services Authority (“FSA”). The FSA also applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital requirements enforced by the FSA are likely to change with the implementation of the FSA’s response to the Turner Review (A regulatory response to the global banking crisis) and our UK subsidiaries will be required to adhere to these changes. The UK group will also need to adhere to new liquidity provisions that may impact the ability to transfer cash assets to other group members.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and BGC Capital Markets (Hong Kong), Limited are regulated by the Securities and Futures Commission and The Hong Kong Monetary Authority, respectively. Both are subject to non-U.S. net capital requirements. In France, BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited; in Japan, BGC Shoken Kaisha Limited’s Japanese branch; in Singapore, BGC Partners (Singapore) Limited and BGC Securities (Singapore) Ltda; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited; and in Turkey, BGC Partners Menkul Degerler AS, and all have non-U.S. net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organizations, of which BGC LP is a member, also imposes minimum capital requirements.

BGC Partners had equity capital for its regulated subsidiaries of $274.3 million and $246.9 million for the years ended December 31, 2010 and 2009, respectively.

Employees

As of December 31, 2010, we had 2,743 total employees, including 1,705 brokers and salespeople as well as another 1,038 employees (back office). Approximately 34% of BGC Partners’ brokers are based in the Americas, approximately 46% are based in Europe, Middle East and Africa (including Turkey) and the remaining approximately 21% are based in the Asia-Pacific region. Generally, our employees are not subject to any collective bargaining agreements, except our employees in certain of our European offices, including France, who are covered by national, industry-wide collective bargaining agreements.

Legal Proceedings

See Part I—Item 3. Legal Proceedings.

Our Organizational Structure

On April 1, 2008, BGC Partners OldCo and eSpeed merged and the surviving entity was renamed “BGC Partners, Inc.” Immediately prior to the merger, pursuant to a separation agreement, Cantor transferred certain assets and liabilities to BGC Partners OldCo and/or its subsidiaries.

We are a holding company and our business is operated through two operating partnerships, BGC U.S., which holds our U.S. businesses, and BGC Global, which holds our non-U.S. businesses. In connection with the separation, Maxcor was contributed to BGC Partners OldCo in exchange for BGC Partners OldCo units that became shares of our common stock in the merger and the remainder of the BGC businesses was contributed to the Opcos in exchange for limited partnership interests in the Opcos. In connection with the merger, eSpeed contributed the eSpeed businesses to the Opcos in exchange for limited partnership interests in the Opcos.

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

The following diagram illustrates our ownership structure as of March 1, 2011. The following diagram does not reflect the various subsidiaries of us, BGC U.S., BGC Global, BGC Holdings or Cantor, or, to the extent applicable, outstanding RSUs.

*

Shares of Class B common stock are convertible into shares of Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 27.5% of the voting power and the public stockholders would hold 72.5% of the voting power (and the indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect Cantor’s economic interest in the convertible notes or the 21,805,897 shares of our Class A common stock acquirable by Cantor upon conversion thereof. If Cantor converted all of the convertible notes into shares of our Class A common stock, Cantor would hold 79.8% of the voting power and the public stockholders would hold 20.2% of the voting power (and its indirect economic interests in each of BGC U.S. and BGC Global would be 44.8%). Further, the diagram does not reflect 5,064,090 shares of our Class A common stock that may be sold pursuant to the September 2010 sales agreement. For purposes of the diagram and this paragraph, Cantor’s percentage ownership also includes CF Group Management, Inc.’s percentage ownership.

Stock Ownership

As of March 1, 2011, there were approximately 72,586,770 shares of our Class A common stock outstanding, of which 1,169,458 were held by Cantor and CF Group Management Group, Inc. (“CFGM”), Cantor’s managing general partner. Each share of Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. In addition, as of March 1, 2011, Cantor and CFGM held 25,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 78.4% of our voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. general partnership interest and the BGC U.S. special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC U.S., and the BGC Global general partnership interest and the BGC Global special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC Global, and serves as the general partner of each of BGC U.S. and BGC Global, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. and BGC Global. BGC Holdings holds its BGC Global general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited. In addition, as of March 1, 2011, we indirectly, through wholly-owned subsidiaries, held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of approximately 98,424,877 units and 98,424,877 units, representing approximately 42.4% and 42.4% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. We are a holding company that holds these interests, serves as the general partner of BGC Holdings, and, through BGC Holdings, acts as the general partner of each of BGC U.S. and BGC Global. As a result of our ownership of the general partnership interest in BGC Holdings and BGC Holdings’ general partnership interest in each of BGC U.S. and BGC Global, we consolidate BGC U.S.’s and BGC Global’s results for financial reporting purposes.

Partners directly and Cantor indirectly hold BGC Holdings limited partnership interests. BGC Holdings, in turn, holds BGC U.S. limited partnership interests and BGC Global limited partnership interests and, as a result, founding partners, limited partnership unit holders and Cantor indirectly have, and working partners have interests in BGC U.S. limited partnership interests and BGC Global limited partnership interests.

Since the merger, and through March 1, 2011, Cantor has distributed an aggregate of 14,008,072 shares of Class A common stock (8,195,507 shares with respect to retained partners and 5,812,565 shares with respect to founding partners). By April 1, 2011, all of the remaining 19,363,672 shares will be eligible for distribution by Cantor. Partners of Cantor owning an aggregate of 16,442,654 shares have elected to defer receipt of their shares and receive a distribution equivalent. In addition, as of March 1, 2011, there were 42,923,365 limited partnership units outstanding and 27,090,032 founding/working partner units. These share amounts reflect the fact that certain retained partners have terminated service since the completion of the merger, with the result that they are not eligible to receive an accelerated distribution of their distribution rights shares.

The BGC Holdings limited partnership interests held by Cantor are exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, certain of the outstanding founding/working partner units and limited partnership units may become exchangeable.

In March 2010, the Amended and Restated BGC Holdings, L.P. limited partnership agreement was further amended by its general partner and Cantor to create two new types of limited partnership units, PSUs and PSIs. These new units are expected to be used by us for future compensatory grants, compensation modifications, redemptions of partnership interests and other purposes.

We are continuing our global program in 2011 whereby partners redeem their REUs or RPUs in exchange for PSUs or PSIs and receive exchangeability or cash for certain of their limited partnership units and, in many cases, a modification or extension of their employment arrangements.

Convertible Notes

On March 12, 2010 the Audit Committee of the Board of Directors of the Company authorized the Company or one of its subsidiaries to sell $150,000,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2015 to Cantor or any of its affiliates. On March 16, 2010, the Company, BGC Holdings and Cantor executed an agreement with respect to this transaction. In connection with the foregoing, on April 1, 2010 BGC Holdings issued an aggregate of $150,000,000 principal amount of 8.75% Convertible Senior Notes due 2015 (the “BGC Holdings Notes”) in a private placement transaction to Cantor. On April 1, 2010, BGC Holdings lent the proceeds from the issuance of the BGC Holdings Notes to the Company in exchange for $150,000,000 principal amount of 8.75% Convertible Senior Notes due 2015 (the “BGCP Notes” and, together with the BGC Holdings Notes, the “Notes”) on substantially the same economic terms as the BGC Holdings Notes. In connection with the issuance of the BGCP Notes, the Company entered into an Indenture, dated April 1, 2010, with Wells Fargo Bank, National Association, as trustee (the “Indenture”).

The Company lent the proceeds from the issuance of the BGCP Notes to its operating subsidiary, BGC Partners, L.P. (“BGC U.S.”). BGC U.S. used the proceeds to repay at maturity $150,000,000 aggregate principal amount of senior notes due April 1, 2010.

The Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of BGC Holdings and the Company, respectively. The Notes bear an annual interest rate of 8.75%, which are payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. The Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

Holders may exchange or convert the Notes at their option at any time until the close of business on the second scheduled trading day of the Class A common stock immediately preceding the maturity date. The Notes are exchangeable and convertible as follows:

•

The BGC Holdings Notes held by Cantor are (i) exchangeable for a like principal amount of BGCP Notes held by BGC Holdings, or (ii) convertible into an aggregate of 21,805,897 BGC Holdings exchangeable limited partnership interests at a conversion rate of 145.3727 units per $1,000 of principal amount of BGC Holdings Notes, equivalent to a conversion price of $6.88 per unit. The BGC Holdings exchangeable limited partnership interests are themselves exchangeable on a one-for-one basis for shares of Class A common stock.

•

The BGCP Notes are currently convertible into an aggregate of 21,805,897 shares of Class A common stock at a conversion rate of 145.3727 shares of Class A common stock per $1,000 principal amount of BGCP Notes, equivalent to a conversion price of $6.88 per share.

The conversion rate of the BGC Holdings Notes into BGC Holdings exchangeable limited partnership interests and the conversion rate of the BGCP Notes into shares of Class A common stock are subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Global Market Conditions

Our business and results of operations have been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

Our business and results of operations have been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally. For example, from mid-2007, and particularly during the second half of 2008 and through the first nine months of 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by low levels of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. Over this 2007-2009 timeframe the global markets were characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but eventually in companies in a number of other industries and in the broader markets.

Since 2008, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence. In addition, there are numerous legislative and regulatory actions that have been taken to deal with what regulators, politicians and others believe to be the root causes of the financial crisis, including laws and regulations relating to financial institution capital requirements and compensation practices, restrictions on the type of activities in which financial institutions are permitted to engage, and generally increased regulatory scrutiny. Many of the regulations that are required to implement recently adopted legislation (including the Dodd-Frank Act (as defined below)) are still being drafted or are not yet in effect; therefore, the exact impact that these regulations will have on our businesses and results of operations is presently unclear.

Declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in central bank borrowing rates and other government actions. These market conditions have adversely affected our business and financial condition as customers or potential customers liquidated or consolidated, our ability to borrow money became restricted, and capital and margin requirements for our business lines increased. In addition, our operations suffered to the extent that ongoing market volatility caused individuals and institutional traders and other market participants to curtail or forego trading activities.

Although market conditions improved during the fourth quarter of 2009 and during 2010 when compared to the year-earlier periods, there can be no assurance that these conditions will continue to improve in the near or long term. If they do not, our results of operations may be adversely affected.

Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability. The brokerage and financial services industry, as in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. On a consolidated basis, for the year ended December 31, 2010 and the year ended December 31, 2009, over 92% of our total revenues were generated by brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third and fourth quarters of 2008 and continued throughout 2009 greatly impacted volumes in the markets we broker and thus our revenues. Although market conditions improved into 2010, our operations may suffer to the extent that future market volatility causes individuals and institutional traders and other market participants to curtail or forego trading activities. These events could have a material adverse effect on our results and profitability. These factors include:

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

Low trading volume generally results in reduced revenues. Under these conditions, profitability is adversely affected since many costs are fixed. In addition, although less common, some of our brokerage revenues are determined on the basis of the value of transactions or on spreads. For these reasons, substantial decreases in trading volume or declining prices or spreads could have a material adverse effect on our business, financial condition and results of operations.

Consolidation in the brokerage, exchange and financial services industries could materially adversely affect our business, financial condition and results of operations because we may not be able to compete successfully.

In recent years, there has been substantial consolidation and convergence among companies in the brokerage, exchange and financial services industries, resulting in increasingly large potential and existing competitors, and increased concentration among markets dominated by some of our largest customers. During 2008 and 2009, as a result of the global financial crisis, this trend accelerated as many of the world’s largest banks and investment banks consolidated. For example, Washington Mutual and Bear Stearns were acquired by J.P. Morgan Chase; Lehman Brothers Holdings Inc. declared bankruptcy and its investment banking operations were largely absorbed by Barclays in the U.S. and by Nomura elsewhere; Bank of America Corp. acquired Merrill Lynch & Co., Inc. and Countrywide Financial; and Wells Fargo acquired Wachovia.

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

Liquidity/Funding

Liquidity is essential to our business and insufficient liquidity could have an adverse affect on our business and financial condition.

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

Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access secured lending markets, has in the past been and could in the future be adversely affected by conditions in the U.S. and international markets and economy. For example, global market and economic conditions were disrupted during most of 2008 and 2009 and during that time reached unprecedented levels of disruption and volatility. Should such conditions return, our cost and availability of funding would be adversely affected by illiquid credit markets and wider credit spreads. To the extent we are not able to access the debt capital markets on acceptable terms in the future, we may seek to raise funding and capital through equity issuance or other means. Future turbulence in the U.S. and international markets and economy may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with each other or with us.

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

Following the merger of eSpeed and BGC Partners on April 1, 2008, we received regulatory approval from FINRA for the self-clearing of our own securities transactions, and we have begun self-clearing transactions in mortgage-backed securities, corporate and other DTC-eligible bonds and repurchase agreements. However, we have not begun to clear our own transactions in U.S. Treasury and U.S. Government Agency securities and there is no assurance at what point we will do so.

Accordingly, since the closing of the merger, we have continued to receive from Cantor and its affiliates certain clearing services in the U.S. pursuant to its pre-existing clearing agreement (“Clearing Services”). These Clearing Services have been provided since April 1, 2008 in exchange for payment by us of third-party clearing costs and allocated costs, and margin requirements and clearing deposits have been posted by Cantor with the FICC on our behalf.

On November 5, 2008, we entered into an Agreement (the “Clearing Agreement”) with Cantor. Pursuant to the terms of the Agreement, Cantor is entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the Clearing Agreement. The amounts requested shall reflect Cantor’s reasonable determination of its or its affiliates’ required margin requirements in connection with the Clearing Services and/or potential additional funds which may be required to replace Cantor funds being otherwise utilized to post margin requirements for our benefit. To date, no amounts have been requested by Cantor.

We rely upon Cantor and others to provide Clearing Services and, in the absence of the Clearing Agreement, we would have to secure an alternative third-party clearing arrangement to provide such Clearing Services, which might be at higher rates or on less favorable terms. We intend to continue this relationship with Cantor. Accordingly, we expect that Cantor will continue to post clearing margin on our behalf and we will post clearing margin with Cantor as and when requested under the Clearing Agreement. In the absence of such an arrangement, we may be required to raise additional capital, borrow funds or take other action to meet the margin requirements in connection with the clearing of these transactions. The increased funding requirements required in connection with the clearing of our securities transactions could have a material adverse impact on our ability to make distributions, repurchase our stock or partnership units or effect strategic acquisitions or other opportunities.

We are leveraged, which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations under our indebtedness.

On April 1, 2010 BGC Holdings L.P. (“BGC Holdings”), a subsidiary of the Company, issued an aggregate of $150,000,000 principal amount of 8.75% Convertible Senior Notes due 2015 (the “BGC Holdings Notes”) in a private placement transaction to Cantor. On April 1, 2010, BGC Holdings lent the proceeds from the issuance of the BGC Holdings Notes to the Company in exchange for $150,000,000 principal amount of 8.75% Convertible Senior Notes due 2015 (the “BGCP Notes” and, together with the BGC Holdings Notes, the “Notes”) on substantially the same economic terms as the BGC Holdings Notes. In connection with the issuance of the BGCP Notes, the Company entered into an Indenture, dated April 1, 2010, with Wells Fargo Bank, National Association, as trustee (the “Indenture”). The Company lent the proceeds from the issuance of the BGCP Notes to its operating subsidiary, BGC Partners, L.P. (“BGC U.S.”). BGC U.S. used the proceeds to repay at maturity $150,000,000 aggregate principal amount of senior notes due April 1, 2010. The Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of BGC Holdings and the Company, respectively. The Notes bear an annual interest rate of 8.75%, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. The Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. Holders may exchange or convert the Notes at their option at any time until the close of business on the second scheduled trading day of the Company’s Class A common stock, par value $0.01 per share (the “Class A common stock”), immediately preceding the maturity date. The Notes are exchangeable and convertible as follows:

•

The BGC Holdings Notes held by Cantor are (i) exchangeable for a like principal amount of BGCP Notes held by BGC Holdings, or (ii) convertible into an aggregate of 21,805,897 BGC Holdings exchangeable limited partnership interests at a conversion rate of 145.3727 units per $1,000 of principal amount of BGC Holdings Notes, equivalent to a conversion price of $6.88 per unit. The BGC Holdings exchangeable limited partnership interests are themselves exchangeable on a one-for-one basis for shares of Class A common stock.

•

The BGCP Notes are convertible into an aggregate of 21,805,897 shares of Class A common stock at a conversion rate of 145.3727 shares of Class A common stock per $1,000 principal amount of BGCP Notes, equivalent to an initial conversion price of $6.88 per share.

The conversion rate of the BGC Holdings Notes into BGC Holdings exchangeable limited partnership interests and the conversion rate of the BGCP Notes into shares of Class A common stock are subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

Our indebtedness could have important consequences, including:

•

it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

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

We are dependent upon the availability of adequate funding and sufficient regulatory capital and clearing margin. Clearing capital is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and capital contributions by limited partners of Cantor. We have also relied on Cantor’s support to clear our transactions in U.S. Treasury and U.S. government agency products since the merger on April 1, 2008. Because each of BGC U.S. and BGC Global is expected to distribute, on a quarterly basis, all of its net income to its limited partners, we may not have sufficient internally generated funds and may need to ease this policy or raise additional funds. If for any reason we need to raise additional funds, including in order to meet increased regulatory capital requirements and/or increased clearing margin requirements arising from growth in our brokerage business, to complete acquisitions or otherwise, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or respond to competitive pressure or unanticipated requirements.

Regulatory/Legal

Our business, financial condition and results of operations could be adversely affected by new regulations or laws or by changes in other regulations or laws or the application thereof.

The financial services industry, in general, is heavily regulated. In light of recent events in the U.S. and global financial markets and economy, regulators and legislators in the U.S. and European Union (“EU”) continue to craft new laws and regulations for the global OTC derivatives markets, including the recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). The Dodd-Frank act mandates or encourages several reforms, including new regulations for swaps markets creating impartiality considerations, additional pre- and post-trade transparency requirements, heightened collateral or capital standards, as well as recommendations for the obligatory use of central clearing for most standardized derivatives. The law also requires that standardized derivatives be traded in an open and non-exclusionary manner on a regulated exchange or a swap execution facility (“SEF”). The bill specifies that the SEC and Commodities Future Trading Commission (“CFTC”) must finalize rules for implementing these requirements by September 15, 2011. The actual implementation of said rules may be phased in over a longer period.

On September 15, 2010, the European Commission released a draft proposal for a similar set of rules to cover the EU. Among other things, the Commission proposed that information on OTC derivative contracts should be reported to trade repositories and be accessible to supervisory authorities, that some transaction and price related information should be made available to all market participants than is currently common practice, and that standard OTC derivative contracts be cleared through central counterparties (“CCPs”). While the Commission’s initial proposals are currently in consultation phase prior to being presented to the European Parliament and the EU Member States for consideration, the fact that multiple supervisory and regulatory bodies are just now being established in Europe and that initiatives need to be ratified by all 27 EU Member States before being passed into law by individual nations will mean that rules will not be operational at least until the end of 2012.

In addition, proposals for legislation further regulating the financial services industry are periodically introduced in the United States Congress and in state legislatures. Moreover, the agencies regulating the financial services industry also periodically adopt changes to their regulations, particularly as these regulators have increased their focus on the regulation of the financial services industry.

We are unable to predict how any of these new laws and proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. We believe that uncertainty and potential delays around the final form such new rules might take may negatively impact trading volumes in certain markets in which we broker. Increased capital requirements may also diminish transaction velocity. While the broad framework of proposed legislation is known, we believe that it is too early for there to be clarity on the specific aspects of the U.S. legislation and EU proposals which may directly impact our businesses as exact rules have not yet been finalized. Additionally, unintended consequences of the legislation may adversely affect us in ways yet to be determined.

We are also affected by the policies adopted by regulatory authorities and bodies of the U.S. and other governments. For example, the actions of the U.S. Federal Reserve and international central banking authorities directly impact our cost of funds for lending, capital raising and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

Although we currently broker a number of centrally cleared products, and believe that we will qualify as a SEF in the U.S. and its equivalent in Europe, there can be no guarantee that the final rules will not negatively impact our volumes or revenues. In the event that the U.S. government, EU or other countries’ authorities ultimately were to mandate central clearing without ensuring fair and open access, or forcing trading via SEFs or exchanges for large portions of the OTC marketplace and we were unable to provide transaction execution and reporting in an authorized manner, or to do so on a competitive basis, our business would be negatively impacted. Further, it is conceivable that the new regulatory landscape will fundamentally alter the historical relationship between OTC wholesale brokers and our clients which may have a negative influence on our operations.

In the UK, the Financial Services Authority (“FSA”) has implemented far-reaching reform rules, designed to enhance firms’ liquidity risk management practices, based on the lessons learned since the start of the credit crisis in 2007. Implications of these rules include better liquidity risk management capability (including the use of stress testing and contingency funding plans (“CFP”)); less reliance on short-term wholesale funding, and higher amounts and quality of liquid asset securities (Government securities), leading to an increased likelihood of surviving a severe liquidity stress event, the overarching principles being self-sufficiency and adequacy of liquid resources.

Further, the authorities of certain European countries have instituted a series of changes to tax law, including an excise tax on certain compensation payments that, if applicable to us, could have a material adverse effect on our business, financial condition and results of operations. Similarly, the current U.S. administration has proposed a series of changes to tax law, some of which could apply to us. It is not possible to predict if any of these new provisions will be enacted or, if they are, what form they would take. It is possible that one or more of such provisions could negatively impact our costs and our effective tax rate, which would affect our after-tax earnings. If any of such changes to tax law were implemented and/or deemed to apply to us, they could have a material adverse effect on our business, financial condition and results of operations and on our ability to attract and retain executives and brokers.

The Government of the United Kingdom has passed the Bribery Act 2010, which will come into force in 2011. It creates four new offenses: two general offenses of bribing another person and being bribed, bribing a foreign public official and a corporate offense of failing to prevent bribery. The corporate offense is a strict liability offense which is subject to the defense that the relevant commercial organization had adequate procedures in place to prevent bribery. The Government has published draft guidance on what constitutes adequate measures and final guidance is due to be published this year.

The Act has a global reach and applies to all companies, partnerships and individuals based in the United Kingdom, as well as foreign companies and individuals doing business in the United Kingdom. The Act’s extra-territorial application means that it applies to acts or omissions taking place anywhere in the world. This means that it may be more likely for bribery taking place outside the United Kingdom to attract the attention of the United Kingdom authorities, as well as the attention of authorities in multiple jurisdictions.

Failure to comply with the Act could result in unlimited fines for commercial organizations, debarment from competing for public contracts and/or imprisonment of individuals – which could have a material adverse effect on business.

There is uncertainty regarding the impact of the Act, as it could restrict the way business is currently conducted, particularly in relation to corporate hospitality, gifts and facilitation payments. The ability to attract and retain clients and business may be constrained, compared with competitors who are not subject to the same restrictions and levels of scrutiny. Ensuring compliance with the Act and introducing adequate measures may also necessitate the adoption of new policies, controls and procedures which could result in increased costs and use of personnel resources.

The industry in which we operate is subject to significant regulation and as a result we are subject to regulatory capital requirements on our regulated entities, and a significant operating loss or any extraordinary charge against capital could adversely affect our ability to expand or, depending upon the magnitude of the loss or charge, even to maintain the current level of our business.

Many aspects of our business, like those of other financial intermediary firms, are subject to significant capital requirements. In the United States, the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and various other regulatory bodies (including the Commodity Futures Trading Commission, which we refer to as the “CFTC,” and the National Futures Association (“NFA”)) have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of the broker-dealer’s activities. We currently operate two U.S.-registered broker-dealers. In addition, we hold a 49% limited partnership interest in Aqua Securities, L.P. (“Aqua”), a U.S. registered broker-dealer. These broker-dealers are subject to SEC, FINRA and CFTC net capital requirements.

Our international operations are also subject to capital requirements, which we refer to as “non-U.S. net capital requirements.” Certain of our subsidiaries that are incorporated in the United Kingdom are subject to capital requirements established by the UK Financial Services Authority (“FSA”). The FSA also applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital requirements enforced by the FSA are likely to change with the implementation of the FSA’s response to the Turner Review (a regulatory response to the global banking crisis) and our UK subsidiaries will be required to adhere to these changes. The UK group will also need to adhere to new liquidity provisions that may impact the ability to transfer cash assets to other group members. In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. These regulations often include minimum capital requirements which are subject to change. Similar requirements are applied to certain of our other subsidiaries which are regulated in other countries such as Australia, France and Hong Kong.

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

Firms in the financial services industry, including our businesses, have experienced increased scrutiny in recent years and penalties and fines sought by regulatory authorities, including the SEC, FINRA, state securities commissions, state attorneys general and the FSA, have increased accordingly. This trend toward a heightened regulatory and enforcement environment looks set to continue for the foreseeable future and this environment may create uncertainty.

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

Changes in legislation and in the rules and regulations promulgated by the SEC, the CFTC, the U.S. Department of Treasury (“Treasury”), the FSA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions in the way we conduct our business. For example, the U.S. Congress, the U.S. Treasury, the Board of Governors of the Federal Reserve System and the SEC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. markets. In Europe, the implementation of the Markets in Financial Instruments Directive in Europe (“MIFID”) in November 2007 involved wide-ranging changes to European financial services regulation. Future legislation and/or regulation, and uncertainties resulting from the possibility of legislation and/or regulation, could adversely impact our business. Failure to comply with any of these laws, rules or regulations could result in fines, limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon us. Changes in tax laws, such as the bank payroll taxes introduced in the UK and France at the end of the 2009, could have a material adverse effect on our compensation policies or business, financial condition and results of operations. Further, new rules and regulations proposed, or which may be proposed, by the U.S. president and his administration could have a significant impact on our business. See also “Risk Factors—Our business, financial condition and results of operations could be adversely affected by new regulations or by changes in other regulations or the application thereof.”

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

Many aspects of our business involve substantial risks of liability and, in the normal course of business, we have been a party to lawsuits, arbitrations, investigations and other actions involving primarily claims for damages. Regulatory inquiries and subpoenas or other requests for information or testimony in connection with litigation may cause us to incur significant expenses, including fees for legal representation and fees associated with document production. Such regulatory or other inquiries may also be directed at certain executives or individuals who may be critical to our business or to a particular brokerage desk. The risks associated with such potential liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The expansion of our business, including into new areas, imposes additional risks of liability. A settlement of, or judgment related to, any such claim, litigation, arbitration, investigation or other action could result in civil or criminal liability, fines, limitations on business activities and other sanctions and otherwise have a material adverse effect on our results of operations and financial condition. Any such action could also cause us significant reputational harm, which, in turn, could seriously harm our business and prospects. In addition, regardless of the outcome of these lawsuits, arbitrations, investigations and other actions, we may incur significant legal and other costs, including substantial management time, dealing with such matters, even if we are not a party to the litigation or a target of the inquiry.

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

Competition/Retention

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

The brokerage and financial services industries are intensely competitive, and are expected to remain so. We primarily compete with four major, diversified inter-dealer brokers and financial intermediaries. These inter-dealer brokers are ICAP plc, Tullett Prebon plc, GFI Group Inc. and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. Other inter-dealer broker and financial intermediary competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies. We also compete with companies that provide alternative products, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities and other securities. We increasingly compete with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, swaps, options and options on futures. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution. We also compete with consortia, such as those operated by Tradeweb Markets LLC, which are created or funded from time to time by banks, broker dealers and other companies involved in financial services, such as Thomson Reuters Corporation to compete in various markets with exchanges and inter-dealer brokers. In addition, financial data firms such as Thomson Reuters and Bloomberg L.P. operate trading platforms for both OTC and listed products, and may attempt to compete with us for trade execution in the future. Some of our competitors have greater market presence, marketing capabilities and financial, technological and personnel resources than we have and, as a result, our competitors may be able to:

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

International Operations

We are generally subject to risks inherent in doing business in the international markets, particularly in the regulated brokerage industry, and any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction and our business could be adversely affected.

We currently provide services and products to customers in North America, Europe and the Asia-Pacific region through offices in New York and London, as well as Aspen, Beijing, Chicago, Copenhagen, Dubai, Garden City, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo, Toronto and West Palm Beach and we may seek to further expand our operations. On a consolidated basis, revenues from foreign countries were $958.7 million, or 72.0% of total revenues, and $885.6 million, or 76.2% of total revenues, for the years ended December 31, 2010 and 2009, respectively. There are certain additional political, economic, legal, regulatory, operational and other risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

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

Acquisitions/New Opportunities

We may pursue strategic alliances, acquisitions or joint ventures or hire brokers for new or existing brokerage desks, which could present unforeseen integration obstacles or costs and could dilute the common stock owned by our stockholders. We may also face competition in our acquisition strategy, which may limit our number of acquisitions and growth opportunities.

We have explored a wide range of strategic alliances, acquisitions or joint ventures with other brokers and with other companies that have interests in businesses in which there are brokerage or other strategic opportunities. We also may seek to hire brokers for new or existing brokerage desks and may seek to hire brokers or make acquisitions outside of the financial services industry. In addition, from time to time, we have and we expect to continue to evaluate and potentially pursue possible strategic alliances, acquisitions, joint ventures or broker hires. These acquisitions or new hires may be necessary in order for us to enter into or develop new product and geographic areas.

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

Credit Risk

Defaults by Cantor or another large financial institution could adversely affect us or financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. For example, we rely on Cantor as our clearing agent for certain securities transactions, primarily U.S. government securities, while we self-clear certain other products. A default by one of our customers could lead to liquidity concerns in our business and further, to the extent that Cantor, or another entity that clears for us, has difficulty meeting capital requirements or otherwise meeting its obligations, we may need to provide our own liquidity. See “—Our liquidity and financial condition have been and could continue to be adversely affected by recent U.S. and international markets and economic conditions.”

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

Revenue Concentration

Our business is geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Historically, our operations have been substantially located in the United Kingdom and the United States. While we are expanding our business to new geographies, we are still highly concentrated in these geographies. Because we derived approximately 42.8% and approximately 28.0%, respectively, of our total revenues on a consolidated basis for the year ended December 31, 2010, from our operations in the United Kingdom and the United States, respectively, and approximately 43.7% and approximately 23.8%, respectively, of our total revenues on a consolidated basis for the year ended December 31, 2009, from our operations in the United Kingdom and the United States, respectively, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. Moreover, due to the concentration of our business in these geographies, our business is less diversified and, accordingly, is subject to greater regional risks than some of our competitors.

Our business is substantially concentrated on rates products and could be significantly affected by any downturn or negative fluctuations in the rates product market.

We offer our services in four broad product categories: rates, credit, foreign exchange and other asset classes. However, our brokerage revenues are substantially derived from our rates products, which accounted for approximately 45.3% and approximately 45.0% of our total brokerage revenues on a consolidated basis, for the years ended December 31, 2010 and 2009, respectively. While we focus on expanding and diversifying our product offerings, we are currently exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our operations on rates products subjects our results to a greater market risk than if we had a more diversified products offering.

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

Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace may continue to tighten securities spreads. In addition, new and enhanced alternative trading systems, such as electronic communications networks, have emerged as an alternative for individual and institutional investors, as well as broker-dealers. As such systems do not direct trades through market makers, their use could result in reduced revenues for us or for our customers. In addition, reduced trading levels could lead to lower revenues which could materially adversely affect our business, financial condition and results of operations.

Customer Concentration

Due to our current customer concentration, a loss of one or more of our significant customers could harm our business, financial condition and results of operations.

For each of the years ended December 31, 2010 and 2009, and on a consolidated basis, our top 10 customers, collectively, accounted for approximately 42% and 43% of our total revenues, respectively. We have limited long-term contracts with these customers. If we were to lose one or more of these significant customers for any reason, including the recent consolidation in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our business, financial condition and results of operations would suffer.

Market Risk

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

All trades executed on the eSpeed platform settle for clearing purposes against CF&Co., our affiliate. CF&Co. is a member of FINRA (formerly NASD) and the Fixed Income Clearing Corporation, a subsidiary of the Depository Trust & Clearing Corporation. We, CF&Co. and other of our affiliates participate in U.S. Treasuries as well as other markets by posting quotations for their account and by acting as principal on trades with platform users. Such activity is intended, among other things, to assist us, CF&Co. and our affiliates in managing their proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

From a risk management perspective, we monitor risk on an end-of-day basis and desk managers generally monitor such exposure on a continuous basis. Any unmatched positions are intended to be disposed of in the short-term. However, due to a number of factors, including the nature of the position and access to the market on which we trade, we may not be able to match the position or effectively hedge its exposure and often may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market. Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in a loss. In the event of any unauthorized trading activity or financial fraud that is not detected by management, it is possible that these unmatched positions could be outstanding for a longer period. Any principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our revenues, financial condition and results of operations for any particular reporting period.

Intellectual Property

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.

Our success is dependent, in part, upon our intellectual property and proprietary technology. We generally rely primarily on trade secret, contract, copyright, trademark and patent law in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to establish and protect our rights to proprietary technologies, methods and products, and our brand. For example, we regularly file patent applications to protect inventions arising from our research and development, and we are currently pursuing patent applications around the world. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we control access to our proprietary technology.

It is possible that third parties may copy or otherwise obtain and use our proprietary technologies without authorization or otherwise infringe on our rights despite our precautions. Unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. We cannot assure that our intellectual property rights are sufficient to protect our competitive advantages or that any particular patent, copyright, or trademark is valid and enforceable, and all patents ultimately expire. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws in the United States, or at all. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. For example, reductions in the legal protection for software intellectual property rights could adversely affect revenue. Also, protecting our intellectual property rights is costly and time consuming.

Many companies in the computer and financial services industries own large numbers of patents, copyrights, and trademarks and sometimes file lawsuits based on allegations of infringement or other violations of intellectual property rights. In addition, over the past several years there has been a proliferation of “business method patents” applicable to these industries. There has also been a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications remain secret for 18 months or, in some cases, until a patent is issued. Because of technological changes in these industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe existing patents or intellectual property rights of others. Although we have taken steps to protect ourselves, there can be no assurance that we will be aware of all patents or copyrights containing claims that may pose a risk of infringement by our products and services. Generally, it is not economically practicable to determine in advance whether our products or services may infringe the present or future patent rights of others.

Accordingly, we may face claims of infringement or other violations of intellectual property rights that could interfere with our ability to use intellectual property or technology that is material to our business operations. For example, we have been subject to new and ongoing claims by Trading Technologies International, Inc., discussed in more length in our litigation section. Restrictions on the distribution of some of the market data generated by our brokerage desks could limit the comprehensiveness and quality of the data we are able to distribute or sell. The number of such third party claims may grow. Our technologies may not be able to withstand such third-party claims or rights against their use.

In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such claims or litigation, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, and the attention of management, any of which could negatively affect our business. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement, stop selling or redesign affected products, or pay damages on our own behalf or to satisfy indemnification commitments with our customers. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us, and may cause operating margins to decline.

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

IT/Systems Risk

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

We support and maintain many of our computer systems and networks internally. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our ability to conduct our operations. Although all of our business critical systems have been designed and implemented with fault tolerant and/or redundant clustered hardware and diversely routed network connectivity, our redundant systems or disaster recovery plans may prove to be inadequate. Although we have four geographically disparate main data centers, they could be subject to failure due to environmental factors, power outage and other factors. Accordingly, we may be subject to system failures and outages which might impact our revenues and relationships with customers. In addition, we will be subject to risk in the event that systems of our partners, customers or vendors are subject to failures and outages.

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

Internal Controls

If we fail to implement and maintain an effective internal control environment, our business and stock price could suffer and we may need to restate our financial statements.

We are subject to the requirements of the Sarbanes-Oxley Act and the applicable SEC rules and regulations that require an annual management report on our internal controls over financial reporting. Such a report includes, among other matters, management’s assessment of the effectiveness of our internal controls over financial reporting and an attestation report by our independent registered public accounting firm addressing this assessment.

During the quarter ended June 30, 2009, our management identified a material weakness in our internal controls related to four unauthorized trades and failure to submit confirmations in one of our foreign offices. We determined that we lacked certain controls with respect to the activities of the broker and that the operational and risk management controls in place to monitor the broker’s activities were not properly performed in this instance and therefore were not effective with respect to this event. Performance of secondary controls resulted in the identification of these trades, which management believes, were an isolated occurrence. During the quarter ended September 30, 2009, the Company’s management implemented control enhancements to remediate this material weakness in internal controls. These control enhancements included: improving management oversight controls to enable increased awareness of unauthorized or unmatched activity; increased controls around monitoring and recording of client instructions and settlements; enhanced procedures for pre-settlement matching of trades; automated trade confirmation processes; implementing a process to ensure that all trade date reconciliation procedures are being properly performed and reviewed; and improved management reporting regarding compliance, risk monitoring and P&L activity. Although this material weakness was remediated as of December 31, 2009, there can be no assurance that a similar incident could not occur.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal controls over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal controls. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.

Ongoing compliance with the Sarbanes-Oxley Act may require significant expenses and management resources that would need to be diverted from our operations and could require a restructuring of our internal controls over financial reporting. Any such expenses, time reallocations or restructuring could have a material adverse effect on our operations.

Tax

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

Other General Risks

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

Merger Related

The impact of the separation and merger on our partners and future working partners may adversely affect our ability to retain, recruit and motivate these persons.

While we believe that our April 2008 separation and merger have promoted retention and recruitment, some employee partners may be more attracted to the benefits of working at a private, controlled partnership which may adversely affect our ability to retain, recruit and motivate these persons. The impact of the separation on the employee partners and other employee retention and recruitment remains uncertain.

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

While these BGC Holdings limited partnership interests entitle founding/working partners and limited partnership unit holders to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such founding/working partners or limited partnership unit holders are, unless Cantor, in the case of the founding partners, and us, as the general partner of BGC Holdings, otherwise determine, only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account, if any, and not any goodwill or going concern value of BGC Partners’ business. Further, certain working partner units, such as PSUs and PSIs, have no right to a post termination payment. Moreover, unlike Cantor, founding/working partners and limited partnership unit holders have no right to exchange their BGC Holdings limited partnership interests for shares of BGC Partners common stock (except, in the case of founding partners, as otherwise determined by Cantor in accordance with the terms of the BGC Holdings limited partnership agreement, and Cantor has provided that certain founding partner interests are exchangeable with us for Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), in accordance with the terms of the BGC Holdings limited partnership agreement.

The BGC Holdings limited partnership interests are also subject to redemption, with respect to the founding partners, upon mutual agreement of Cantor and the general partner of BGC Holdings, and with respect to the working partners, at the election of the general partner of BGC Holdings, and subject founding/working partners and limited partnership unit holders to non-competition and non-solicitation covenants, as well as other obligations. In addition, the exercise of Cantor’s right to purchase from BGC Holdings, founding partner interests and, in certain circumstances, working partner interests and limited partnership units (in each case, that have not become exchangeable) redeemed by BGC Holdings will result in the share of distributions of income from the operations of BGC Partners’ business on other outstanding BGC Holdings limited partnership interests, including those held by founding/working or limited partnership unit holders, to remain the same rather than increasing as would be the case if such interests were redeemed by BGC Holdings.

The terms of the BGC Holdings limited partnership interests held by founding/working partners and limited partnership unit holders also differ from the terms of the limited partnership interests in Cantor previously held by certain partners as follows:

•

unlike the limited partnership interests in Cantor, founding/working partners and limited partnership unit holders are not entitled to reinvest the distributions on BGC Holdings limited partnership interests in additional BGC Holdings limited partnership interests at preferential or historical prices or at all; and

•

Cantor is entitled to receive any amounts from selected extraordinary transactions that are withheld from distributions to certain founding/working partners and limited partnership unit holders and forfeited by founding/working partners and limited partnership unit holders leaving BGC Holdings prior to their interests in such withheld distributions fully vesting rather than any such forfeited amounts accruing to the benefit of all BGC Holdings limited partners on a pro rata basis.

Founding partners may find any of these terms of the BGC Holdings limited partnership interests to be less attractive than the arrangements for limited partners of Cantor, which may reduce the effectiveness of these interests as retention tools.

In addition, the ownership of the distribution rights and underlying shares of our common stock received by founding partners and other persons providing services to BGC Partners is not dependent upon a founding partner’s continued employment with us or Cantor or compliance with the partner obligations, and with respect to those shares founding partners are therefore not restricted from leaving us by the potential loss of the shares distributable pursuant to these distribution rights.

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

We also expect Cantor to manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act of 1940 (the “Investment Company Act”). This may result in conflicts with us including those relating to acquisitions or offerings by us involving issuances of Class A common stock or Class B common stock, or securities convertible or exchangeable into shares of Class A common stock or Class B common stock, that would dilute the voting power in us of the holders of BGC Holdings exchangeable limited partnership interests.

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

Risks Related to our Class A Common Stock, Sales of Class A Common Stock and Our Structure

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co., which is acting as our sales agent in our controlled equity offering. In addition, we have retained Cantor and its affiliates to provide us with additional investment banking services.

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co., which acted as our sales agent pursuant to a controlled equity offering sales agreement entered into on June 2, 2010 (the “June 2010 Sales Agreement”) under which we sold 5.5 million shares of Class A common stock and is acting as our sales agent pursuant to a controlled equity offering sales agreement entered into on September 3, 2010 (the “Sales Agreement”) under which we may issue and sell from time to time up to 5.5 million shares of our Class A common stock (subject to a maximum aggregate gross sales price remaining under our effective Shelf Registration Statement on Form S-3 (as described below)). As of March 1, 2011, we have issued and sold an aggregate of approximately 5.9 million shares of Class A common stock under the Sales Agreements. In addition, Cantor, CF&Co. and their affiliates have provided investment banking services to us and our affiliates in the past and may be expected to do so in the future. They receive customary fees and commissions for these services. In addition, they may also receive brokerage services and market data and analytics products from us and our respective affiliates. We repurchased or redeemed 13.3 million shares of Class A common stock and limited partnership interests during 2010.

Our general policy and that of our audit committee is that all transactions with a related party are subject to prior review and approval by our audit committee. Accordingly, our audit committee considered and approved the terms of the June 2010 Sales Agreement and the Sales Agreement and the retention of Cantor and its affiliates to provide us with additional investment banking services. We believe that the compensation paid and to be paid to Cantor, CF&Co. and their affiliates will not be greater than the typical compensation that would be charged by them to a third party issuer on an arm’s-length basis for similar types of services.

CF&Co. has retained independent legal advisors in connection with its role as sales agent under the Sales Agreement, but for the reasons described below it may not be in a position to provide us with independent financial input in connection with the offering of shares of our Class A common stock pursuant to the Sales Agreement. We are not required to, and have not engaged, an independent investment banking firm to act as a qualified independent underwriter or to otherwise provide us with independent input in our controlled equity offering.

While our board of directors and audit committee will be involved with any future decision by us to terminate the Sales Agreement or to enter into new sales agreements with CF&Co., our management has been delegated the authority to determine, and to so instruct CF&Co. with respect to, matters involving the manner, timing, number of shares, and minimum prices per share or proceeds for sales of our shares, or the suspension thereof, in our controlled equity offering pursuant to the Sales Agreement. Our management may be expected to consult with appropriate personnel from CF&Co. in making such determinations, but given the overlap between our senior management and that of Cantor and its wholly owned subsidiary, CF&Co., it may be expected that any joint determinations by our senior management and that of CF&Co. with respect to our controlled equity offering will involve the same individuals. In making such joint determinations, our audit committee has instructed our senior management to act in the best interests of us and our stockholders. Nevertheless, in making such determinations, such individuals will not have the benefit of input from an independent investment banking firm that is able to make its own determinations with respect to our controlled equity offering, including, but not limited to, whether to suspend sales under the Sales Agreement or to terminate the Sales Agreement.

For further information about our relationship with Cantor, CF&Co. and their affiliates, including Cantor, see the section entitled “Certain Relationships and Related Transactions” and Note 10—“Related Party Transactions,” to the consolidated financial statements in Part II, Item 8 in this Form 10-K for the year ended December 31, 2010.

Purchasers, as well as existing stockholders, may experience significant dilution as a result of offerings of our shares of Class A common stock.

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3”) with respect to the issuance and sale up to $100.0 million of shares of our Class A common stock from time to time on a delayed or continuous basis. As of March 1, 2011, we have issued and sold an aggregate of approximately 5.9 million shares of Class A common stock under the Form S-3 pursuant to the June 2010 Sales Agreement and the Sales Agreement. In addition, on September 3, 2010, the Company filed a registration statement on Form S-4 (the “Form S-4 Registration Statement”), which was declared effective by the SEC on October 12, 2010, for the offer and sale of up to 20,000,000 shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. In addition to the approximately 5.1 million shares of Class A common stock that remain available for issuance and sale under the Sales Agreement and the shares that may be issued under the Form S-4 Registration Statement, we may in the future sell additional shares of Class A common stock under the Form S-3 pursuant to new sales agreements or otherwise.

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

In selling shares of our Class A common stock under the Sales Agreement, we may determine to instruct CF&Co. not to sell our shares at less than a minimum price per share designated by us. Alternatively, we may instruct CF&Co. to sell our shares so as to seek to realize a designated minimum price per share for all shares sold over a designated time period, or so as to seek to raise a designated minimum dollar amount of gross proceeds from sales of all such shares over a designated time period. These approaches may result in some purchasers of our shares paying a significantly higher price per share than other purchasers, depending upon the number of shares sold, the market prices for our shares, and the liquidity and depth of our market. In particular, this could be the case near the end of any designated sales period, especially if we determine at that time to authorize CF&Co. to seek to sell our shares in privately negotiated transactions at a discount to prevailing market prices.

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

Because we intend to use the net proceeds from the sale of shares of Class A common stock under the Sales Agreements, and may use the net proceeds from future offerings, for general corporate purposes, which, among other things, are expected to include principally repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases, investors should be aware that such net proceeds will not be available for other corporate purposes, and that, depending upon the timing and prices of such repurchases of shares and purchases of units and of the sales of our shares under the Sales Agreement and the liquidity and depth of our market, we may sell a greater aggregate number of shares, at a lower average price per share, under the Sales Agreement than the number of shares or units repurchased or purchased, thereby increasing the aggregate number of shares and units outstanding and decreasing our fully diluted earnings per share.

We intend to use the net proceeds of the sale of shares of Class A common stock under the Sales Agreement, and may use the net proceeds from future offerings, for general corporate purposes, which among other things, are expected to include principally repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases. During the year ended December 31, 2010, we repurchased approximately 3.4 million shares of Class A common stock at an aggregate purchase price of approximately $19.9 million, at an average repurchase price of $5.85 per share. During the year ended December 31, 2010, the Company, as part of its redemption and compensation restructuring program (see Note 15—“Compensation,” for more information), redeemed approximately 5.9 million limited partnership units at an average price of $5.89 per unit. For the year ending December 31, 2010, the Company redeemed approximately 4.0 million founding partner units for an average price of $6.23 per unit. In the future we expect to continue to repurchase shares of our Class A common stock and purchase BGC Holdings units from Cantor, our executive officers, other employees, partners, and others, and these repurchases and purchases may be significant, particularly as we continue our redemption and compensation restructuring program.

As of March 1, 2011, we have issued and sold under the June 2010 Sales Agreement and the September 2010 Sales Agreement an aggregate of approximately 5.9 million shares of Class A common stock, for an average price per share of $5.77, net of costs.

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

Recent events which could have such an effect include the sales of shares of Class A common stock under the Sales Agreement, and future sales of our shares, described above, as well as the following:

•

The issuance of the BGC Holdings Notes and the BGCP Notes are exchangeable and convertible as follows: The BGC Holdings Notes held by Cantor are (i) exchangeable for a like principal amount of convertible notes held by BGC Holdings, or (ii) convertible into an aggregate of 21,805,897 BGC Holdings exchangeable limited partnership interests. The BGC Holdings exchangeable limited partnership interests are themselves exchangeable on a one-for-one basis for shares of Class A common stock. The BGCP Notes are convertible into an aggregate of 21,805,897 shares of Class A common stock. In connection with the issuance of the BGCP Notes, we entered into a registration rights agreement with Cantor, dated April 1, 2010, pursuant to which holders of the BGCP Notes and the shares of Class A common stock issuable upon conversion of the BGCP Notes have registration rights.

•

On October 12, 2010, a resale Registration Statement on Form S-3 (the “Resale Registration Statement”) filed by us with the SEC was declared effective. Pursuant to the Resale Registration Statement, up to 3,494,891 shares of Class A common stock may be sold by Cantor for the account of certain retained and founding partners and/or by such retained and founding partners, as distributees of shares of Class A common stock from Cantor, from time to time on a delayed or continuous basis.

•

(i) The distribution by Cantor of shares of Class A common stock to satisfy certain of its distribution rights obligations to certain current and former partners of Cantor, (ii) the granting of exchangeability of certain BGC Holdings units into shares of our Class A common stock in connection with our partnership redemption and compensation restructuring program and (iii) the issuance of shares of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding partner units.

•

In addition, the sale of shares of our Class A common stock issuable in connection with (i) the conversion by Cantor of shares of its Class B common stock into shares of Class A common stock, (ii) the exchange of Cantor’s exchangeable limited partnership interests, (iii) incentive compensation, including RSUs, (iv) potential business combination transactions and (v) BGC Holdings limited partnership interests or other partnership units (if exchangeable), could adversely affect the market price of our Class A common stock.

In addition, we have registered under the U.S. Securities Act of 1933, as amended, which we refer to as the “Securities Act,” 100,430,000 shares of common stock, which are reserved for issuance upon exercise of options, restricted stock, exchange rights and other incentive compensation granted under our Long-Term Incentive Plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. We may in the future register additional shares of common stock under the Securities Act that become reserved for issuance under our Long-Term Incentive Plan or other benefit plans. In addition, we have registered under the Securities Act 425,000 shares of common stock issuable under our stock purchase plan.

We are continuing our global program in 2011 whereby partners redeem their REUs or RPUs in exchange for PSUs or PSIs and receive exchangeability or cash for certain of their limited partnership units and, in many cases, a modification or extension of their employment arrangement.

Certain of the BGC Holdings founding partner interests that Cantor has provided are exchangeable with us for Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments) and are described in further detail in “Certain Relationships and Related Transactions and Director Independence.”

In addition, Cantor is obligated to distribute shares of Class A common stock to satisfy certain of its distribution rights and obligations to certain current and former partners. Cantor expects to use shares of our Class A common stock received upon its conversion of Class B common stock, shares of our Class A common stock received upon exchange of BGC Holdings exchangeable limited partnership interests and purchases of shares of our Class A common stock in the open market to satisfy its distribution obligation under the distribution rights.

As of April 1, 2011, the aggregate number of remaining shares of Class A common stock that Cantor will be required to distribute to retained and founding partners will be 19,363,672 shares of Class A common stock (17,287,343 shares with respect to retained partners and 2,076,329 shares with respect to founding partners).

In addition, we have issued shares of our common stock, warrants and convertible preferred stock and granted registration rights in connection with certain of our strategic alliances.

During 2010, we repurchased 3,399,015 shares of Class A common stock at an aggregate purchase price of $19.9 million. The reacquired shares were designated treasury shares and will be used for general corporate purposes. As of December 31, 2010, $97.5 million was remaining from the authorization of our board of directors and our audit committee to repurchase our Class A common stock, BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. We may continue to make stock repurchases in 2011 and from time to time we may actively repurchase shares and may cease making repurchases at anytime.

Despite our current consolidated debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed herein.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the Indenture or our secured loan arrangement from incurring additional debt, securing existing or future debt (except to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of diminishing our ability to make payments on our debt when due.

Increased debt levels could have other important consequences, including:

•	limiting our flexibility in planning for, or reacting to, changes in our operations or business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	making us more vulnerable to downturns in our business or the economy;

•

there would be a material adverse effect on our business, financial condition and results of operations if we were unable to service our debt or obtain additional debt financing or refinance our existing debt as needed; and

•

causing a reduction in our credit ratings and/or the associated outlook that could (i) adversely affect the availability and/or cost of debt financing, (ii) adversely affect our ability to compete in certain markets or engage in certain transactions and (iii) require us to provide additional collateral.

We may not have the ability to raise the funds necessary to settle conversions of the BGCP Notes or to repurchase the BGCP Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Pursuant to the Indenture, if we undergo a “fundamental change” (as defined in the Indenture), holders of the BGCP Notes may elect to have all or a portion of the convertible notes repurchased for cash at a price equal to 100% of the principal amount of the convertible notes, plus any accrued and unpaid interest. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of convertible notes surrendered therefor. In addition, our ability to repurchase the BGCP Notes may be limited by law, by regulatory authority or by agreements governing any of our future indebtedness. Our failure to repurchase the BGCP Notes at a time when the repurchase is required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the BGCP Notes or make cash payments upon conversions thereof.

The fundamental change provisions in the BGCP Notes may delay or prevent an otherwise beneficial takeover attempt of us and, to the extent that Cantor or its affiliates continue to hold the BGCP Notes, these provisions may enhance Cantor’s control of us.

Pursuant to the terms of the BGCP Notes, holders of our convertible notes will have the right to require us to repurchase all or a portion such notes upon the occurrence of a “fundamental change” at 100% of their principal amount, plus any accrued and unpaid interest. In addition, if a “make-whole fundamental change occurs” (as defined in the Indenture) prior to maturity of the BGCP Notes, under certain circumstances, we will increase the number of shares of our Class A common stock issuable upon conversion of the BGCP Notes converted in connection with such “make-whole fundamental change.” The fundamental change purchase rights and the provisions requiring an increase to the conversion rate for conversions in connection with make-whole fundamental changes may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors. To the extent that Cantor or its affiliates continue to hold the BGC Holdings Notes or hold the BGCP Notes, these provisions may enhance Cantor’s control of us even if Cantor were to reduce its voting power in us by, among other things, converting shares of our Class B common stock held by it into shares of our Class A common stock or selling or distributing shares of our Class A common stock.

Because our voting control is concentrated among the holders of Class B common stock, the market price of Class A common stock may be adversely affected by disparate voting rights.

As of December 31, 2010, Cantor beneficially owned 79.0% of our voting power. As long as Cantor beneficially owns a majority of our combined voting power, it will have the ability, without the consent of the public stockholders, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, such as when transferred to an entity controlled by Cantor or Howard W. Lutnick, the shares of Class B common stock issued to Cantor may be transferred without conversion to Class A common stock.

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

We are a holding company with no direct operations and will be able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. and BGC Global. BGC U.S. and BGC Global intend to distribute to their limited partners, including us, on a pro rata and quarterly basis, cash that is not required to meet BGC U.S.’s and BGC Global’s anticipated business needs. As a result, BGC U.S.’s and BGC Global’s ability, and in turn our ability, to make any distributions will depend upon the continuing profitability and strategic and operating needs of our business, including various capital adequacy and clearing capital requirements promulgated by regulatory, banking and exchange authorities to which our subsidiaries are subject. We expect to pay not less than 75% of our post-tax distributable earnings per fully diluted share as cash dividends to all common stockholders, with the balance of such distributable earnings to be available to repurchase shares of our common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. Our board of directors and our audit committee have authorized repurchases of our common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor or our executive officers, at the volume weighted average price, to the extent available, of such securities on the date on which such purchase or repurchase is made, or, in some cases, at the closing stock price. On May 4, 2010 the Company’s Board of Directors authorized an $85 million increase in the BGC Partners stock repurchase authorization, bringing the total amount available for future repurchases of Class A common stock to $100 million. As of December 31, 2010, we had $97.5 million remaining under this stock repurchase authorization and may continue to make stock repurchases from time to time, we may actively repurchase shares and may cease making purchases at anytime. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in BGC U.S.’s and BGC Global’s respective businesses, although we neither have current plans to do so nor do we expect to so long as we maintain our current dividend policy. As a result, there can be no assurance that future dividends will be paid. See “Dividend Policy”.

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

We are subject to Section 203 of the DGCL. In general, Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the date the person became an interested stockholder, unless the “business combination” or the transaction in which the person became an “interested stockholder” is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the “interested stockholder.” An “interested stockholder” is a person who, together with affiliates and associates, owns 15% or more of a corporation’s outstanding voting stock, or was the owner of 15% or more of a corporation’s outstanding voting stock at any time within the prior three years, other than “interested stockholders” prior to the time our common stock was quoted on the NASDAQ Global Select Market. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for the shares of our common stock held by stockholders.

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

To the extent BGC Holdings distributes to its limited partners a greater share of income received from BGC U.S. and BGC Global than we distribute to our stockholders, then as founding/working partners, limited partnership unit holders and/or Cantor exercise any exchange right to acquire Class A common stock or Class B common stock, as applicable, exchanging partners may receive a disproportionate interest in the aggregate distributions by BGC U.S. and BGC Global that have not been distributed by us. The reason is that the exchanging partner could receive both (1) the benefit of the distribution that have not been distributed by us from BGC U.S. and BGC Global to BGC Holdings (in the form of a distribution by BGC Holdings to its limited partners) and (2) the benefit of the distribution from BGC U.S. and BGC Global to us (in the form of a subsequent cash dividend, a greater percentage indirect interest in BGC U.S. and BGC Global following a repurchase by us or a greater value of assets following a purchase of assets with the cash that otherwise would be distributed to our stockholders). Consequently, if our dividend policy does not match the distribution policy of BGC Holdings, holders of Class A common stock and Class B common stock as of the date of an exchange could experience a reduction in their interest in the profits previously distributed by BGC U.S. and BGC Global that have not been distributed by us. Our previously described intention to match the distribution policy of BGC Holdings was superseded by a decision (which we announced on May 7, 2008) by our board of directors to provide for greater flexibility by our management. Our current dividend policy could result in distributions to our common stockholders that are different from the distributions made by BGC Holdings to its equity holders.

If we were deemed an “investment company” under the Investment Company Act as a result of our ownership of BGC U.S., BGC Global or BGC Holdings, applicable restrictions could make it impractical for us to continue our business as contemplated and could materially adversely affect our business, financial condition and results of operation.

If Cantor ceases to hold a majority of our voting power, Cantor’s interest in us could be deemed an investment security under the Investment Company Act. If we were to cease participation in the management of BGC Holdings (or if BGC Holdings, in turn, was to cease participation in the management of BGC U.S. or BGC Global) or not be deemed to have a majority of the voting power of BGC Holdings (or if BGC Holdings, in turn, was deemed not to have a majority of the voting power of BGC U.S. or BGC Global), our interest in BGC Holdings or BGC U.S. or BGC Global could be deemed an “investment security” for purposes of the Investment Company Act. If BGC Holdings ceased to participate in the management of BGC U.S. or BGC Global or be deemed not to have a majority of the voting power of BGC U.S. or BGC Global, its interest in BGC U.S. or BGC Global could be deemed an “investment security” for purposes of the Investment Company Act. Generally, an entity is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. We are a holding company and hold BGC U.S. limited partnership interests, BGC Global limited partnership interests, the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC Holdings. A determination that we hold more than 40% of our assets in investment securities could result in us being an investment company under the Investment Company Act and becoming subject to registration and other requirements of the Investment Company Act.

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

We have offices in the United States, Canada, Europe, United Kingdom, Latin America, Asia, Africa and the Middle East. Our principal executive offices are located at space at 499 Park Avenue, New York, New York. We also occupy a large space at 199 Water Street, New York, New York. Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the 16-year term of the lease for such spaces.

Our largest presence outside of the New York metropolitan area is in London, located at One Churchill Place, Canary Wharf.

We occupy concurrent computing centers in Rochelle Park, New Jersey and Trumbull, Connecticut. Our U.S. operations also lease office space in Chicago, Illinois, West Palm Beach and Sarasota, Florida, and Garden City, Long Island, New York. In addition to two London locations, in 2010 we signed a 14-year lease for a concurrent data center in Romford, U.K. Our foreign operations lease office space in Beijing, Copenhagen, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo and Toronto. We believe that our facilities are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, various legal actions are brought and are pending against the Company and its affiliates in the U.S. and internationally. In some of these actions, substantial amounts are claimed. The Company is also involved, from time to time, in reviews, examinations, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business, which may result in judgments, settlements, fines, penalties, injunctions or other relief. The following generally does not include matters that the Company has pending against other parties which, if successful, would result in awards in favor of the Company or its subsidiaries.

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

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed two of its patents. TT later added eSpeed International Ltd., ECCO LLC and ECCO Ware LLC as defendants. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the then current versions of certain products. As a result, the remaining products at issue in the case were the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since around the end of 2004. After a trial, a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded TT damages in the amount of $3.5 million. Thereafter, the Court granted eSpeed’s motion for directed verdict that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for a new trial. eSpeed’s remittitur motion was conditionally granted, and TT indicated by letter that it accepted the remittitur, which would reduce the principal amount of the verdict to $2,539,468. Although ultimately the Court’s “Final Judgment in a Civil Case” contained no provision for monetary damages, TT’s motion for pre-judgment interest was granted, and interest was set at the prime rate, compounded monthly. On May 23, 2008, the Court granted TT’s motion for a permanent injunction and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were assessed by the Court clerk in the amount of $3,321,776 against eSpeed. eSpeed filed a motion to strike many of these costs, which a magistrate judge said on October 29, 2010 should be assessed at $381,831. We have asked the district court to reduce that amount. Both parties appealed to the United States Court of Appeals for the Federal Circuit, which issued an opinion on February 25, 2010, affirming the District Court on all issues presented on appeal. The mandate of the Court of Appeals was issued on April 28, 2010.

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

On February 3, 2010, TT filed another civil action against the Company in the Northern District of Illinois, alleging infringement of three additional patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411, by the eSpeedometer product. On June 24, 2010, TT filed a second amended complaint to add certain of our affiliates. The Company moved to dismiss the action on jurisdictional grounds.

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

The parties stipulated to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265)—two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA did consolidate them. BGC Partners and the employee filed their Statement of Answer and BGC’s Statement of Counterclaim. Tullett Liberty responded to BGC’s Counterclaim.

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

In response to a BGC motion, Tullett filed its First Amended Complaint (the “Amended New Jersey Complaint”), which largely repeated the allegations of injury and the claims asserted in the initial complaint. The Amended New Jersey Complaint incorporates the damages sought in the FINRA Arbitration, repeats many of the allegations raised in the FINRA Arbitration and also references hiring of employees of Tullett affiliates by BGC Partners or BGC Partners’ affiliates overseas, for which Tullett and/or the Tullett Subsidiaries have filed suit outside of the United States, including one currently pending in the High Court in London and another commenced by a Tullett affiliate against seven of our brokers in Hong Kong, on which we may have certain indemnity obligations. In the London action, the High Court found liability for certain of BGC Partners’ actions, affirmed on appeal, and will hold a damages hearing thereafter. BGC Partners moved to dismiss the Amended New Jersey Complaint, or in the alternative, to stay the action pending the resolution of the FINRA Arbitration. In that motion, BGC Partners argued that Tullett lacked standing to pursue its claims, that the court lacked subject matter jurisdiction and that each of the causes of action in the Amended New Jersey Complaint failed to state a legally sufficient claim. On June 18, 2010, the District Court ordered that the First Amended Complaint be dismissed with prejudice. Tullett has appealed. Oral argument is tentatively scheduled for April 14, 2011. Tullett filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area. Tullett has agreed to add these claims to the FINRA Arbitration. Tullett and the Company have also agreed to join Tullett’s claims against BGC Capital Markets, L.P. to the FINRA Arbitration.

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

In November, 2010, our affiliates filed three proceedings against Tullett Prebon Information (C.I.) Ltd and certain of its affiliates. In these proceedings, our affiliates seek to recover hundreds of millions of dollars relating to Tullett’s theft of BGCantor Market Data’s proprietary data. BGCantor Market Data (and two predecessors in interest) seek contractual damages and two of our brokerage affiliates seek disgorgement of profits due to unfair competition.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Class A Common Stock

Our Class A common stock is traded in the NASDAQ Global Select Market under the symbol “BGCP.” There is no public trading market for our Class B common stock which is held by Cantor and CFGM. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system.

The Company declared quarterly dividends of $0.14, $0.14, $0.14 and $0.14 for the first, second, third and fourth quarters of 2010, respectively.

	High	Low
2011
First Quarter (through March 14, 2011)	$10.07	$7.72

2010
First Quarter	$6.47	$3.72
Second Quarter	$6.97	$5.05
Third Quarter	$6.03	$4.69
Fourth Quarter	$8.76	$7.69

2009
First Quarter	$3.24	$1.40
Second Quarter	$4.05	$2.18
Third Quarter	$4.74	$3.78
Fourth Quarter	$5.66	$4.13

On March 14, 2011, the last reported closing price of our Class A common stock on the NASDAQ Global Select Market was $8.94. As of March 14, 2011, there were 326 holders of record of our Class A common stock and 2 holders of record of our Class B common stock.

Dividend Policy and Partnership and Equity Repurchases

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

Our board of directors and our audit committee have authorized repurchases of our common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor or our executive officers, at the volume weighted average price, to the extent available, of such securities on the date on which such purchase or repurchase is made. As of March 3, 2011, we had $97.5 million remaining under this authorization and may continue to actively make repurchases or cease to make repurchases, from time to time. We expect to pay such dividends, if and when declared by our board of directors and our audit committee, on a quarterly basis. The dividend to stockholders is expected to be calculated based on post-tax distributable earnings allocated to BGC Partners, Inc. and generated over the fiscal quarter ending prior to the record date for the dividend.

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

Certain Definitions

“Revenues for distributable earnings,” “pre-tax distributable earnings” and “post-tax distributable earnings,” are supplemental measures of operating performance that are used by management to evaluate the financial performance of the Company and its subsidiaries. BGC Partners believes that distributable earnings best reflects the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers available for distribution to BGC Partners, Inc. and its common stockholders, as well as to holders of BGC Holdings partnership units during any period.

As compared with “income (loss) from operations before income taxes,” “net income (loss) for fully diluted shares,” and “fully diluted earnings (loss) per share,” all prepared in accordance with GAAP, distributable earnings calculations primarily exclude certain non-cash compensation and other expenses which generally do not involve the receipt or outlay of cash by the Company, which do not dilute existing stockholders, and which do not have economic consequences, as described below.

Revenues for distributable earnings are defined as GAAP revenues excluding the impact of BGC Partners, Inc.’s non-cash earnings or losses related to its equity investments, such as in Aqua Securities, L.P. and ELX Futures, L.P., and its holding company general partner, ELX Futures Holdings LLC.

Pre-tax distributable earnings are defined as GAAP income (loss) from operations before income taxes excluding items that are primarily non-cash, non-dilutive, and non-economic items, such as:

•

Non-cash stock-based equity compensation charges for REUs granted or issued prior to the merger of BGC Partners, Inc. with and into eSpeed, as well as post-merger non-cash, non-dilutive equity-based compensation related to partnership unit exchange or conversion.

•	Allocations of net income to founding/working partner and other units, including REUs, RPUs, PSUs and PSIs.

•	Non-cash asset impairment charges, if any.

•	Acquisition-related costs not capitalized under GAAP.

Distributable earnings calculations also exclude charges related to purchases, cancellations or redemptions of partnership interests and certain one-time or non-recurring items, if any.

Since distributable earnings are calculated on a pre-tax basis, management intends to also report “post-tax distributable earnings” and “post-tax distributable earnings per fully diluted share”:

•	“Post-tax distributable earnings” are defined as pre-tax distributable earnings adjusted to assume that all pre-tax distributable earnings were taxed at the same effective rate.

•	“Post-tax distributable earnings per fully diluted share” are defined as post-tax distributable earnings divided by the weighted-average number of fully diluted shares for the period.

•

In the event that there is a GAAP loss but positive distributable earnings, the distributable earnings per share calculation will include all fully diluted shares that would be excluded under GAAP to avoid anti-dilution, but will exclude quarterly interest expense, net of tax, associated with the convertible notes.

Each quarter, the dividend to common stockholders is expected to be determined by the Company’s Board of Directors with reference to post-tax distributable earnings per share. In addition to the Company’s quarterly dividend to common stockholders, BGC Partners expects to pay a pro rata distribution of net income to BGC Holdings founding/working partner and other units, including REUs, RPUs, PSUs and PSIs, and to Cantor for its noncontrolling interest. The amount of all of these payments is expected to be determined using the above definition of pretax distributable earnings per share.

Certain employees who are holders of RSUs are granted pro-rata payments equivalent to the amount of dividends paid to common stockholders. Under GAAP, dividend equivalents on RSUs are required to be taken as a compensation charge in the period paid. However, to the extent that they represent cash payments made from the prior period’s distributable earnings, they do not dilute existing stockholders and are therefore excluded from the calculation of distributable earnings.

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

Pre- and post-tax distributable earnings are not intended to replace the Company’s presentation of GAAP financial results. However, management believes that they help provide investors with a clearer understanding of BGC Partners’ financial performance and offer useful information to both management and investors regarding certain financial and business trends related to the Company’s financial condition and results of operations. Management believes that distributable earnings and the GAAP measures of financial performance should be considered together.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2010. This selected consolidated financial data should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Revenues:
Commissions	$851,089	$693,818	$871,198	$802,956	$599,486
Principal transactions	377,581	379,767	247,404	205,049	134,939

Total brokerage revenues	1,228,670	1,073,585	1,118,602	1,008,005	734,425
Fees from related parties	65,996	58,877	76,126	53,809	28,638
Market data	18,314	17,953	19,404	18,981	17,409
Software solutions	7,804	7,419	7,780	10,983	16,981
Interest income	3,308	7,252	11,813	22,968	31,086
Other revenues	13,960	5,923	2,276	2,895	26,203
(Losses) gains on equity investments	(6,940)	(8,687)	(7,069)	(715)	102

Total revenues	1,331,112	1,162,322	1,228,932	1,116,926	854,844
Expenses:
Compensation and employee benefits	838,717	725,139	819,413	649,507	560,016
Allocation of net income to limited partnership units and founding/working partner units	23,307	16,731	11,400	—	—

Total compensation and employee benefits	862,024	741,870	830,813	649,507	560,016
Other expenses	412,173	355,964	388,345	424,745	392,036

Total expenses	1,274,197	1,097,834	1,219,158	1,074,252	952,052

Income (loss) from continuing operations before income taxes	56,915	64,488	9,774	42,674	(97,208)
Provision (benefit) for income taxes	11,543	23,675	20,115	9,320	(1,547)

Income (loss) from continuing operations	45,372	40,813	(10,341)	33,354	(95,661)

Loss from discontinued operations	—	—	—	—	(646)
Income tax provision from discontinued operations	—	—	—	—	(4)
Cumulative effect of a change in accounting principle	—	—	—	—	(10,080)

Consolidated net income (loss)	45,372	40,813	(10,341)	33,354	(106,391)
Less: Net income attributable to noncontrolling interest in subsidiaries	24,210	20,788	19,368	2,352	—

Net income (loss) available to common stockholders	$21,162	$20,025	$(29,709)	$31,002	$(106,391)

Per share data:
Basic earnings (loss) per share	$0.24	$0.25	$(0.28)	$0.17	$(0.58)

Fully diluted earnings (loss) per share	$0.24	$0.24	$(0.28)	$0.17	$(0.58)

Basic weighted average shares of common stock outstanding	88,294	80,350	105,771	184,326	184,074

Fully diluted weighted average shares of common stock outstanding	228,568	211,036	105,771	185,482	184,074

Cash and cash equivalents	$364,104	$469,301	$204,930	$277,299	$130,888
Total assets	$1,470,314	$1,464,549	$1,068,341	$1,377,629	$1,497,624
Notes payable and collateralized borrowings	$189,258	$167,586	$150,000	$196,818	$248,896
Total liabilities	$1,045,272	$1,026,651	$624,560	$905,952	$1,072,764
Total stockholders’ and members’ equity	$236,917	$201,889	$188,250	$469,325	$424,860

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to:

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	liquidity, clearing capital requirements and the impact of credit market events;

•	market conditions, including trading volume and volatility, and potential deterioration of the equity and debt capital markets;

•

our relationship with Cantor and its affiliates, including CF&Co., and any related conflicts of interest, competition for and retention of brokers and other managers and key employees, support for liquidity and capital and other relationships, including Cantor’s holding of our convertible notes, CF&Co.’s acting as our sales agent under our controlled equity or other future offerings and CF&Co.’s acting as financial advisor in connection with one or more business combination or other transactions;

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

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•	the risks and other factors described herein under the heading “Item 1A.—Risk Factors” as set forth in this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

The foregoing risks and uncertainties, as well as those risks discussed under the heading “Item 7A.—Quantitative and Qualitative Disclosures About Risk” and elsewhere in this Form 10-K, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the SEC, and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2010 and 2009. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto included elsewhere in this Report.

Overview and Business Environment

BGC Partners is a leading global intermediary to the wholesale financial markets, specializing in the brokering of a broad range of financial products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its eSpeed and BGC Trader brands, BGC Partners uses its technology to operate multiple buyer, multiple seller real-time electronic marketplaces for many of the world’s most liquid capital markets. BGC Partners’ neutral platform, reliable network, straight-through processing and superior products make it the trusted source for electronic trading for the world’s largest financial firms. Through its BGCantor Market Data brand, the Company also offers globally distributed and innovative market data and analysis products for numerous financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. Named after fixed income trading innovator B. Gerald Cantor, BGC Partners has offices in 24 cities, located in New York and London, as well as in Aspen, Beijing, Chicago, Copenhagen, Dubai, Garden City, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo, Toronto and West Palm Beach.

The financial intermediary sector has been a competitive area that has had strong revenue growth over the past decade due to several factors. One factor is the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing users to protect gains and/or guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. Over the past decade, demand from financial institutions, financial services intermediaries and large corporations have increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

Another key factor in the growth of the financial intermediary sector over the past decade has been the increase in the number of new products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments are developed. These new securities and derivatives are often not immediately ready for more liquid and standardized electronic markets, and generally increase the need for trading and require broker-assisted execution.

From the second half of 2008, and through the first three quarters of 2009, the onset of the credit crisis and ensuing global economic slowdown resulted in an industry-wide slowdown in growth or outright decline in the volumes for many of the OTC and listed products we broker. Beginning in December 2009, and continuing through the end of 2010, industry wide monthly volumes for many of the products we broker once again increased year-over-year. These industry volumes are generally good proxies for the volumes in our Rates, Foreign Exchange, and Equities and Other Asset Classes brokerage businesses.

BGC Growth Drivers

As a wholesale intermediary, our business is driven by several key drivers in addition to those listed above. These include: overall industry volumes in the markets in which we broker, the size and productivity of our front-office headcount (sales people and brokers alike), regulatory issues, and the percentage of our revenues related to fully electronic brokerage.

Many of these main drivers had a positive impact on our results in 2010 compared to the year earlier.

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

Rates Volumes

BGC’s Rates business is particularly influenced by the level of sovereign debt issuance globally, and during 2010, this issuance continued to grow substantially. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), gross U.S. Treasury issuance, excluding bills, during 2010 increased by approximately 5% compared to 2009, and was over 2.2 times the level for 2008. Largely as a result of this increase, the U.S. Federal Reserve reported that U.S. Treasury volumes traded by primary dealers increased by 25% year-over-year.

Analysts and economists expect sovereign debt issuance to remain at these high levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For instance, according to the Congressional Budget Office (the “CBO”), U.S. federal debt will be 62% of GDP at the end of fiscal year 2010, versus 36% at the end of fiscal year 2007. The CBO currently estimates that U.S. federal debt will remain at or above these levels for at least the next decade. Similarly, the European Commission says that, in the aggregate, European Union (the “EU”) government debt as a percent of GDP will increase from 59% in 2007 to 83% by 2012. For certain EU countries, the Commission expects this figure to be over 100% for the next few years.

Credit Volumes

The cash portion of BGC’s Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. BGC’s Credit revenues decreased in 2010 compared to 2009, reflecting an industry-wide softening in corporate bond and credit derivative activity. For example, TRACE eligible corporate securities volumes were down 3.4% year-over-year. Although overall credit default swap (“CDS”) market activity remains below its 2008 peak, the notional value of CDS on government bonds increased due to concern by market participants over the large deficits facing various governments. According to the Depository Trust & Clearing Corporation (“DTCC”), the gross notional amount of credit derivatives outstanding increased by less than 2 percent year-over-year in 2010, while the corresponding figure for single-name sovereign CDS increased by over 17 percent. Because of BGC’s strength in this area, revenues from our sovereign CDS desks outpaced the overall sovereign CDS market, with our overall revenues from Credit e-broking more than doubling in 2010 as compared to 2009. The uncertainty caused by these sovereign fiscal issues also positively impacted volumes, and thus our revenues in our Rates and Foreign Exchange (“FX”) businesses.

Foreign Exchange Volumes

The overall FX market grew by double digits year-over-year in 2010, as credit is returning for many local banks that trade foreign exchange, particularly in emerging markets. CLS Group (“CLS”), which settles the majority of bank-to-bank spot and forward FX transactions, reports that its average daily value traded grew by 26% year-over-year in 2010, after being down 12% for the full year 2009. With respect to BGC’s overall FX business, our volumes and revenues grew even faster than the corresponding industry figures in 2010.

Equity-Related Volumes and Volatility

BGC’s revenues from Equities and Other Asset Classes were positively impacted in 2010 due in part to increases in equity- and energy-related volumes and volatility. For example, during 2010, while overall U.S. cash equities volumes were lower year-on-year, equity derivatives volumes (including indices) as reported by the Options Clearing Corporation, Eurex, and Euronext were up by approximately 8%, 7% and 18%, respectively. Average daily energy volume at the Chicago Mercantile Exchange including OTC products was up 11% from the year earlier period while ICE OTC energy average daily commissions increased by 15%. With respect to BGC’s overall Equities and Other Asset Classes business, our volumes and revenues grew faster than the corresponding industry figures.

Hybrid and Fully Electronic Trading

Historically, e-broking growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall company revenues remain consistent. This is largely because fewer front-office employees are needed to process the same amount of volume as trading becomes automated. Over time, electronification of exchange-traded and OTC markets has also generally led to volumes increasing faster than commissions decline, and thus often an overall increase in the rate of growth in revenues. BGC has been a pioneer in creating and encouraging hybrid and fully electronic trading, and continually works with its customers to expand such trading across more asset classes and geographies.

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers who dominate the OTC markets had generally been hesitant in adopting e-broking. However, in recent years, hybrid and fully electronic inter-dealer OTC markets for products including CDS indices, FX options, and most recently interest rate swaps have sprung up as banks and dealers have become more open to e-broking and as firms like BGC have invested in the kinds of technology favored by our clients.

The combination of more market acceptance of hybrid and fully electronic trading and BGC Partners’ competitive advantage in terms of technology and experience has contributed to our strong gains in e-broking. During 2010, we continued to invest in hybrid and fully electronic technology broadly across our product categories. For example, since the beginning of 2009, we have more than doubled the number of desks that offer our e-broking product BGC Trader and more than tripled the number of desks that offer another product called Volume Match. Now, approximately 75 of our 200 desks offer hybrid and fully electronic trading, and we expect this number to continue to rise.

This is largely why BGC’s fully electronic volumes for 2010 were up 35.7% and annual revenues related to fully electronic trading increased by 30.7% year-on-year. E-broking represented 9.4% of brokerage revenues in 2010, compared with 8.2% in the year earlier period.

Our growth in revenues from e-broking was broad based across Rates, Credit, and FX, and was generated by multiple desks in Europe, the Americas, and Asia. As we continue to benefit from the tailwind of massive global government debt issuance, and as we roll out BGC Trader and Volume Match to more of our desks, we expect our strong fully electronic trading performance to continue.

Regulatory Environment

In addition, regulators and legislators in the U.S. and EU continue to craft new laws and regulations for the global OTC derivatives markets, including, most recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act. The new rules and proposals for rules have mainly called for additional transparency, position limits and collateral or capital requirements, as well as for central clearing of most standardized derivatives. We believe that uncertainty around the final form such new rules might take may have negatively impacted trading volumes in certain markets in which we broker. We believe that it is too early to comment on specific aspects of the U.S. regulations as rules are still being created, and much too early to comment on laws not yet passed in Europe.

Hiring and Acquisitions

Another key driver of our revenue growth is front-office headcount. We believe that our strong technology platform and unique partnership structure have enabled us to use both acquisitions and recruiting to profitably increase our front-office staff at a faster rate than our largest competitors over the past year and since the formation of BGC in 2004.

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

As of December 31, 2010, our front-office headcount was up by 9.8% year-on-year to 1,705 brokers and salespeople. For 2010, average revenue generated per broker or salesperson was approximately $785,000, down approximately 1.8% from 2009 when it was approximately $799,000.

Our revenue per front-office employee tends to decline following periods of rapid headcount growth. This is because our newer revenue producers generally achieve higher productivity levels in their second year with the Company. We expect the productivity of our newer brokers throughout the Company to improve, especially in our newest offices in Brazil, Russia, and China as well as our new employees who joined with respect to our recent acquisition of Mint Partners in the UK.

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

Financial Overview

Revenues

Our revenues are derived primarily from brokerage commissions charged for either agency or matched principal transactions, fees charged for market data and analytics products, fees from software solutions, fees from related parties and interest income.

Brokerage

We earn revenues from inter-dealer voice brokerage services on both an agency and matched principal basis. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. Principal transaction revenues are primarily derived from matched principal transactions, whereby revenues are earned on the spread between the buy and the sell price of the brokered security, commodity or derivative. Customers either see the buy or sell price on a screen or are given this information over the phone. The brokerage fee is then added to the buy or sell price, which represents the spread we earn as principal transactions revenues. On a limited basis, we enter into unmatched principal transactions to facilitate a customer’s execution needs for transactions initiated by such customers. We also provide market data products for selected financial institutions.

We offer our brokerage services in four broad product categories: Rates, Credit, FX and Equities and Other Asset Classes. The chart below details brokerage revenues by product category and by voice/hybrid versus fully electronic (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Brokerage revenue by product (actual results)(1):
Rates	$556,191	$483,222	$507,665
Credit	311,029	331,383	307,488
Foreign exchange	183,848	136,497	187,297
Equities and other asset classes	177,602	122,483	116,152

Total brokerage revenues	$1,228,670	$1,073,585	$1,118,602

Brokerage revenue by product (percentage):
Rates	45.3%	45.0%	45.4%
Credit	25.3	30.9	27.5
Foreign exchange	15.0	12.7	16.7
Equities and other asset classes	14.4	11.4	10.4

Total brokerage revenues	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$1,122,778	$998,224	$1,051,498
Fully electronic	105,892	75,361	67,104

Total brokerage revenues	$1,228,670	$1,073,585	$1,118,602

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	91.4%	93.0%	94.0%
Fully electronic	8.6	7.0	6.0

Total brokerage revenues	100.0%	100.0%	100.0%

(1)	Reclassifications of revenues across product categories may be reflected retroactively.

As the above table indicates, our brokerage operations in the rates product category produce a significant percentage of our total brokerage revenues. We expect that revenues from rates product brokerage operations will increase in absolute terms, but decline as a percentage of revenues as we continue to invest in expanding in other asset classes such as credit derivatives, foreign exchange, energy, commodities and equity-related products. In addition to higher overall market volumes for certain products in which we broker, our brokerage revenue growth over the past three years was primarily driven by synergies arising from the integration of prior acquisitions and expansion, our broad product knowledge, and new product offerings. These factors have enabled us to provide our client base with robust services across global markets.

Our position as a leading broker is enhanced by our hybrid brokerage platform. We believe that the more complex, less liquid markets on which we focus often require significant amounts of personal and attentive service from our brokers. In more mature markets, we offer electronic trading capabilities to our customers through our BGC Trader and eSpeed branded platforms. Our hybrid platform allows our customers to trade on a voice, hybrid or, where available, fully electronic basis, regardless of whether the trade is OTC or exchange-based, and to benefit from the experience and market intelligence of our worldwide brokerage network. Our electronic capabilities include clearing, settlement and other back office services as well as straight-through processing for our customers across several products. Furthermore, we participate in the operational leverage from our fully electronic platform. We believe our hybrid brokerage approach provides a competitive advantage over competitors who do not offer this full range of technology.

Rates

Our Rates business is focused on government debt, futures and currency and interest rate derivatives, which are among the largest, most global and most actively traded markets. The main drivers of these markets are global macroeconomic forces such as growth, inflation, government budget policies and the volume of new issuance.

Credit

We provide our brokerage services in a wide range of credit instruments, including asset-backed securities, convertible bonds, corporate bonds, credit derivatives and high yield bonds. The market for the most fundamental form of credit derivative, CDS has grown significantly since its introduction in the mid-1990’s.

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

Equities and Other Asset Classes

We provide brokerage services in a range of markets for equity products, including cash equities, equity derivatives (both listed and OTC), equity index futures and options on equity products. In addition, we have a small commodities and energy derivatives business.

Market Data

We complement our trading services by providing our market data and analytics to our customers through our BGCantor Market Data suite of products. BGCantor Market Data is the source of real-time pricing and other data derived through BGC Partners and eSpeed for global securities and derivatives. Current products include real-time data in live markets for U.S. Treasuries, European Government Bonds, Foreign Exchange Spot and Options, Interest Rate Swaps, Credit, and ELX Futures. These market data services are available across a broad array of distribution channels, including Bloomberg, Reuters, CQG, Interactive Data, Xignite, SunGard and Cantor Direct.

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

Expenses

Compensation and Employee Benefits

The majority of our operating costs consist of cash and non-cash compensation expenses, which include base salaries, broker bonuses based on broker production, guaranteed bonuses, other discretionary bonuses, and all related employee benefits and taxes. Our employees consist of brokers, executives and other administrative support. The majority of our brokers receive a base salary and a formula bonus based primarily on a pool of brokers’ production for a particular product or sales desk, as well as on the individual broker’s performance. Members of our sales force receive either a base salary or a draw on commissions. Less experienced salespeople typically receive base salaries.

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

Beginning in 2010, we began a global program whereby partners redeem their REUs or RPUs in exchange for PSUs and PSIs and receive exchangeability or cash for certain of their limited partnership units and, in many cases, a modification or extension of their employment arrangements. A compensation charge is recorded on PSUs and PSIs if and when a right of exchange is granted on the units. This charge is based on the stock price of our Class A common stock on the date the right of exchange is granted.

Beginning in 2007, we also entered into deferred compensation agreements with select employees providing service to BGC Partners. The costs associated with such plans are generally amortized over the period in which they vest. See Note 15—“Compensation” in the BGC Partners Inc.’s consolidated financial statements for the years ended December 31, 2010, 2009 and 2008.

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

Financial Highlights

Total revenues were $1,331.1 million and $1,162.3 million for the years ended December 31, 2010 and 2009, respectively, representing a 14.5% increase. The main factors contributing to the increase are:

•	An overall increase in volumes in most of the markets in which we provide brokerage services.

•

An increase in brokerage revenues associated with rates products, which was primarily attributable to strong sovereign debt issuance and the resulting industry wide increases in the volumes of both interest rate swaps and government bonds.

•	A global rebound in foreign exchange volumes as the credit crisis abated.

•	An increase in our front-office personnel from 1,553 at December 31, 2009 to 1,705 at December 31, 2010.

•	Continued selective expansion into the global markets including our acquisition of Mint Partners in August of 2010.

•

A continued focus on, and investment in, areas that complement our existing brokerage services, including equities and other asset classes, for which revenues increased to $177.6 million for the year ended December 31, 2010 as compared to $122.5 million for the year ended December 31, 2009.

•

Revenues related to fully electronic trading increased 30.7% to $125.3 million for the year ended December 31, 2010 driven by significant increases in fully electronic revenues from foreign exchange and credit brokerage. For 2010, this includes $105.9 million in brokerage revenues and $19.4 million in fees from related parties.

Results of Operations

The following table sets forth BGC’s Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	For the Year Ended December 31,
	2010		2009		2008
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$851,089	63.9%	$693,818	59.7%	$871,198	70.9%
Principal transactions	377,581	28.4	379,767	32.7	247,404	20.1

Total brokerage revenues	1,228,670	92.3	1,073,585	92.4	1,118,602	91.0
Fees from related parties	65,996	5.0	58,877	5.1	76,126	6.2
Market data	18,314	1.4	17,953	1.5	19,404	1.6
Software solutions	7,804	0.6	7,419	0.6	7,780	0.6
Interest income	3,308	0.2	7,252	0.6	11,813	1.0
Other revenues	13,960	1.0	5,923	0.5	2,276	0.2
Losses on equity investments	(6,940)	(0.5)	(8,687)	(0.7)	(7,069)	(0.6)

Total revenues	1,331,112	100.0	1,162,322	100.0	1,228,932	100.0

Expenses:
Compensation and employee benefits	838,717	63.0	725,139	62.4	819,413	66.7
Allocation of net income to limited partnership units and founding/working partner units	23,307	1.8	16,731	1.4	11,400	0.9

Total compensation and employee benefits	862,024	64.8	741,870	63.8	830,813	67.6
Occupancy and equipment	113,520	8.5	108,014	9.3	111,906	9.1
Fees to related parties	13,450	1.0	13,882	1.2	15,294	1.2
Professional and consulting fees	45,238	3.4	34,350	3.0	52,016	4.2
Communications	78,249	5.9	66,028	5.7	66,916	5.5
Selling and promotion	68,066	5.1	57,437	4.9	62,087	5.1
Commissions and floor brokerage	20,055	1.5	16,536	1.4	24,600	2.0
Interest expense	14,080	1.1	9,920	0.9	18,950	1.5
Other expenses	59,515	4.4	49,797	4.3	36,576	3.0

Total expenses	1,274,197	95.7	1,097,834	94.5	1,219,158	99.2

Income from continuing operations before income taxes	56,915	4.3	64,488	5.5	9,774	0.8
Provision for income taxes	11,543	0.9	23,675	2.0	20,115	1.6

Consolidated net income (loss) from continuing operations	45,372	3.4	40,813	3.5	(10,341)	(0.8)

Less: Net income attributable to noncontrolling interest in subsidiaries	24,210	1.8	20,788	1.8	19,368	1.6

Net income (loss) available to common stockholders	$21,162	1.6%	$20,025	1.7%	$(29,709)	(2.4)%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Brokerage Revenues

Total brokerage revenues increased by $155.1 million, or 14.4%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Commission revenues increased by $157.3 million, or 22.7%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Principal transactions revenues decreased by $2.2 million, or 0.6%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

The increase in brokerage revenues was primarily driven by higher volumes for the rates, foreign exchange and equities and other assets products partially offset by lower volumes in credit.

The increase in rates revenues of $73.0 million was primarily driven by continuing high levels of global fixed income issuance, secondary market trading activity, and BGC’s continued investment in this area.

The decrease in credit brokerage revenues of $20.4 million was primarily due to an industry-wide decline in corporate bond and credit derivative trading, compared to the year earlier. This was partially offset by BGC’s significantly increased revenues from sovereign credit default swap trading and a more than doubling of overall revenues from Credit e-broking.

Foreign exchange revenues increased by $47.4 million due primarily to a continuing rebound in global volumes, particularly as credit issues have eased for customers of the Company’s Emerging Markets desks.

Revenues from equities and other asset classes increased by $55.1 million driven primarily by strong growth globally from the Company’s increased investment in equity-related products, the addition of assets from Mint, as well as by growth from BGC Partners’ energy and commodities desks.

Fees from Related Parties

Fees from related parties increased by $7.1 million, or 12.1%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009 principally provided to Cantor and ELX. The increase was primarily due to increased revenues related to technology services. Back office services provided to Cantor by Tower Bridge also contributed to this increase.

Market Data

Market data revenues increased by $0.4 million, or 2.0%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Software Solutions

Software solutions revenues increased by $0.4 million, or 5.2%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily related to an increase in revenue from our KLEOS business, which provides various services including co-location and the licensing of our trading technology.

Interest Income

Interest income decreased by $3.9 million, or 54.4%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease was primarily due to a reduction in both interest rates and in the level of cash balances during the year ended December 31, 2010.

Other Revenues

Other revenues increased by $8.0 million, or 135.7%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily due to the receipt of $11.6 million during the year ended December 31, 2010 from REFCO Securities, LLC with respect to its fixed fee U.S. Treasury securities contract.

Losses on Equity Investments

Losses on equity investments decreased by $1.7 million, or 20.1%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Losses on equity investments represent our pro rata share of the net income or losses in investments for which we have a significant ownership but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $113.6 million or 15.7%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase arose from the completion in the first quarter of 2010 of the global compensation restructuring related to the modification of pre-merger employee contractual arrangements which resulted in a $41.3 million one-time, non-recurring charge. Also, in relation to the global compensation restructuring program, a $42.4 million charge was recorded during the year ended December 31, 2010 related to the granting of exchangeability and/or the redemption of limited partnership interests. Also contributing to this increase in compensation expense was our year-on-year growth in brokerage revenues partially offset by the ongoing benefits of our global compensation restructuring program.

Allocation of Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units increased by $6.6 million or 39.3% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Allocation of income to limited partnership units and founding/working partner units represents the pro rata interest in net income attributable to such partners units based on the weighted-average economic ownership for the period.

Occupancy and Equipment

Occupancy and equipment expense increased by $5.5 million, or 5.1%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily due to increased costs associated with new computer and equipment related to our increased headcount, associated with new offices and acquisitions.

Fees to Related Parties

Fees to related parties decreased by $0.4 million, or 3.1%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $10.9 million, or 31.7%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily due to increased costs associated with ongoing legal matters and costs related to the Mint Partners acquisition incurred during the year ended December 31, 2010.

Communications

Communications expense increased by $12.2 million, or 18.5%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily driven by increased market data and communication costs associated with our increased headcount.

Selling and Promotion

Selling and promotion expense increased by $10.6 million, or 18.5%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. As a percentage of total revenues, selling and promotion expense remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $3.5 million, or 21.3%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to increased volumes in our equities business during the year ended December 31, 2010. This increase also reflects the expenses of certain businesses with higher transactional costs.

Interest Expense

Interest expense increased by $4.2 million, or 41.9%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily related to increased costs associated with our notes payable and collateralized borrowings.

Other Expenses

Other expenses increased by $9.7 million, or 19.5%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily due to additional costs associated with the hiring of new brokers and was partially offset by a $3.5 million expense recorded during the year ended December 31, 2009 related to the Company assuming the liability of a September 11, 2001 workers’ compensation policy.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $3.4 million, or 16.5%, to a profit of $24.2 million for the year ended December 31, 2010 as compared to a profit of $20.8 million the year ended December 31, 2009. This increase was primarily due to the increase in the allocation of net income to limited partnership interests in BGC Holdings in the year ended December 31, 2010.

Provision for Income Taxes

Provision for income taxes decreased by $12.1 million, or 51.2%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The main reasons for the decrease in income tax expense was caused by the recognition of deferred tax assets previously subject to valuation allowances, an increase in the proportion of pre-tax income subject to lower tax jurisdictions and a decrease in unrecognized tax benefits due to lapse of the statute of limitations. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

The decrease in rates revenues of $24.4 million was primarily attributable to an industry-wide decline in volumes for both interest rates derivatives and government bonds as well as to the consolidation among large fixed fee eSpeed U.S. Treasury customers.

The increase in credit brokerage revenues of $23.9 million was driven primarily by continued expansion of our core credit business, including increased brokering of credit default swaps used by the Company’s clients to hedge the underlying cash bonds and by growth in the electronic trading of CDSs.

The decrease in foreign exchange revenues of $50.8 million was driven primarily by an industry wide reduction in foreign exchange option turnover, particularly in emerging markets, partially offset by an increase in BGC Partners’ fully electronic foreign exchange revenues.

The increase in brokerage revenues from equities and other asset classes of $6.3 million was driven by strong organic growth in equity related products, particularly in Europe.

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

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased $94.3 million, or 11.5%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily due to non-cash compensation charges of $84.3 million, in the first quarter of 2008, $47.3 million of which was in relation to the redemption of partnership units held by certain executive officers to settle outstanding loan obligations, and $37.0 million of which was in relation to the activation of exchangeability of founding partner interests held by certain executives, as part of the separation. The decrease was also due to our year-on-year decrease in brokerage revenues of $45.0 million, which resulted in lower commissions to brokers. Partially offsetting these decreases were increased compensation costs related to new hires.

Allocation of Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units increased by $5.3 million, or 46.8% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The allocation of income to limited partnership units and founding/working partner units represents the pro rata interest in net income attributable to such partner units based on the weighted-average economic ownership for the period.

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

Professional and Consulting Fees

Professional and consulting fees decreased by $17.7 million, or 34.0%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily attributable to a significant reduction in consultant fees and temporary staff costs as result of the Company’s initiative to replace outside vendors and consultants with full time employees. Also contributing to this decrease was the completion of certain key projects during 2008, including the merger, and the implementation of Oracle. Partially offsetting these decreases were increased legal fees incurred during the year ended December 31, 2009.

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

Selling and Promotion

Selling and promotion expense decreased by $4.7 million, or 7.5%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was primarily due to the decrease in total revenues. Selling and promotion expense as a percentage of total revenues remained relatively unchanged at approximately 4.9% and 5.1% for the years ended December 31, 2009 and 2008, respectively.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $8.1 million, or 32.8%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was primarily due to the recognition of non-recurring expenses recorded in the year ended December 31, 2008

Interest Expense

Interest expense decreased by $9.0 million, or 47.7%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily due to the debt restructuring as part of our separation from Cantor, which included the repayment of intercompany loans and the issuance of new senior notes at more favorable interest rates. The favorable interest rate environment also contributed to lower overall interest expenses in the year ended December 31, 2009. Partially offsetting these decreases was an increase in interest costs related to our notes payable, which were outstanding for the full year ended December 31, 2009 and outstanding for only nine months of the year ended December 31, 2008.

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

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased $1.4 million, or 7.3%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase was due to the recognition of $3.1 million in noncontrolling interest for Cantor’s interest in BGC Holdings, which is based on Cantor’s pro rata economic ownership, as well as a $1.7 million decrease in the non-controlling interest recognized for Cantor’s interest in Tower Bridge.

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

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(in thousands)
Revenues:
Commissions	$206,275	$208,918	$213,863	$222,033	$182,014	$175,219	$164,305	$172,280
Principal transactions	91,466	83,381	99,606	103,128	91,460	90,608	106,438	91,261
Fees from related parties	17,221	16,413	16,436	15,926	15,776	14,945	13,232	14,924
Market data	4,869	4,614	4,444	4,387	4,265	4,824	4,402	4,462
Software solutions	2,476	1,816	1,760	1,752	1,392	1,759	2,770	1,498
Interest income	656	1,199	781	672	3,049	2,189	702	1,312
Other revenues	682	11,770	506	1,002	1,822	1,642	2,139	320
Losses on equity investments	(1,890)	(1,609)	(1,692)	(1,749)	(2,945)	(1,747)	(1,852)	(2,143)

Total revenues	321,755	326,502	335,704	347,151	296,833	289,439	292,136	283,914
Expenses:
Compensation and employee benefits	179,600	179,871	207,558	271,688	187,232	181,479	180,591	175,837
Allocation of net income to limited partnership units and founding/working partner units	12,320	5,824	5,163	—	3,735	1,727	6,190	5,079

Total compensation and employee benefits	191,920	185,695	212,721	271,688	190,967	183,206	186,781	180,916
Occupancy and equipment	28,982	28,161	28,249	28,128	27,015	27,653	27,522	25,824
Fees to related parties	3,017	3,061	3,338	4,034	3,410	3,208	2,929	4,335
Professional and consulting fees	14,380	10,773	10,016	10,069	12,709	6,852	7,305	7,484
Communications	21,254	19,459	18,468	19,068	18,178	16,880	15,646	15,324
Selling and promotion	18,739	17,183	16,227	15,917	15,250	14,432	12,751	15,004
Commissions and floor brokerage	5,688	4,564	4,916	4,887	4,702	4,084	4,075	3,675
Interest expense	3,777	3,796	3,596	2,911	2,535	2,476	2,512	2,397
Other expenses	7,038	27,436	20,652	4,389	8,584	22,593	10,990	7,630

Total expenses	294,795	300,128	318,183	361,091	283,350	281,384	270,511	262,589
Income (loss) from continuing operations before income taxes	26,960	26,374	17,521	(13,940)	13,483	8,055	21,625	21,325
Provision (benefit) for income taxes	2,942	6,878	4,710	(2,987)	6,390	3,310	6,944	7,031

Consolidated net income (loss)	24,018	19,496	12,811	(10,953)	7,093	4,745	14,681	14,294

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	12,267	13,272	5,413	(6,742)	5,391	2,570	6,613	6,214

Net income (loss) available to common stockholders	$11,751	$6,224	$7,398	$(4,211)	$1,702	$2,175	$8,068	$8,080

The tables below detail our brokerage revenues by product category (in thousands):

	For the three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Brokerage revenue by product (actual results):
Rates	$135,919	$135,596	$139,327	$145,350	$125,946	$125,861	$117,467	$113,947
Credit	70,317	73,923	77,109	89,680	70,388	78,893	90,768	91,334
Foreign exchange	47,966	44,439	46,778	44,665	38,465	35,811	30,263	31,958
Equities and other asset classes	43,539	38,341	50,255	45,466	38,675	25,262	32,245	26,302

Total brokerage revenues	$297,741	$292,299	$313,469	$325,161	$273,474	$265,827	$270,743	$263,541

Brokerage revenue by product (percentage):
Rates	45.7%	46.4%	44.4%	44.7%	46.1%	47.3%	43.4%	43.2%
Credit	23.6	25.3	24.6	27.6	25.7	29.7	33.5	34.7
Foreign exchange	16.1	15.2	14.9	13.7	14.1	13.5	11.2	12.1
Equities and other asset classes	14.6	13.1	16.1	14.0	14.1	9.5	11.9	10.0

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$270,047	$266,905	$286,365	$299,462	$251,775	$245,179	$252,918	$248,353
Fully electronic	27,694	25,394	27,104	25,699	21,699	20,648	17,825	15,188

Total brokerage revenues	$297,741	$292,299	$313,469	$325,161	$273,474	$265,827	$270,743	$263,541

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	90.7%	91.3%	91.4%	92.1%	92.1%	92.2%	93.4%	94.2%
Fully electronic	9.3	8.7	8.6	7.9	7.9	7.8	6.6	5.8

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer term funding (equity and long term debt) is held to support the less liquid assets. Total assets at December 31, 2010 were $1.5 billion, an increase of 0.4% as compared to December 31, 2009. The increase in total assets was driven primarily by an increase in receivables from brokers, dealers, clearing organizations, customers and related broker-dealers. We also maintain a comparatively large portion of our assets in cash, with cash and cash equivalents at December 31, 2010 of $364.1 million.

Funding

Our funding base consists of longer term capital (equity, notes payable and collateralized borrowings) and shorter-term liabilities/accruals that are a natural outgrowth of specific assets and/or the business model, such as matched fails and accrued compensation. We have limited need for and use of short-term unsecured funding in our fundamental brokerage business model. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank/ clearinghouse/ exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances substantially exceed a modest amount of unsecured letters of credit and the amortization of our collateralized long-term debt. The principal and interest on our $39.3 million secured loan arrangements is repayable in consecutive monthly installments with the final payment due in September 2014. All of the cash on the balance sheet, some of which is held at regulated broker dealer subsidiaries, would not be available to meet these potential liquidity needs. However, we believe cash in and available to our largest regulated entities is adequate in the context of potential contingent cash demands for margin and/or fail financing.

We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of relatively more capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support operations;

•	support continued growth in our business;

•	effect acquisitions;

•	develop new or enhanced services and markets; and

•	respond to competitive pressures.

We cannot guarantee that we will be able to obtain additional financing when needed on terms that are acceptable to us, if at all.

On April 1, 2010, BGC effectively refinanced $150.0 million in Senior Notes payable via issuance of Convertible Notes to Cantor. The details of this issuance are provided in the “Notes Payable and Collateralized Borrowings” section below. On May 6, 2010, we filed a $100.0 million Shelf Registration Statement on Form S-3 with the SEC. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, this registration along with our share buy-back authorization is designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units for cash and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the Registration.

We may raise additional funds from time to time through equity or debt financing, including public and private sales of debt securities, to finance our business, operations and possible acquisitions.

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

Our public long-term credit ratings and associated outlook are as follows:

	Rating	Outlook
Moody’s Investor Service	Ba1	Stable
Standard & Poor’s	BBB-	Stable
Fitch Ratings Inc.	BBB	Stable

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

Cash Flows

Net cash provided by operating activities was $56.7 million for the year ended December 31, 2010. This amount included the repayment of intercompany balances of $45.9 million, an increase in loans, forgivable loans and other receivables from employees and partners of $54.0 million, and an increase of $28.6 million relating to other general changes in other operating assets and liabilities. Excluding these amounts, net cash provided by operating activities would have been $185.2 million.

Net cash provided by operating activities was $374.6 million for the year ended December 31, 2009. This amount included cash arising from the elimination of $151.2 million of reverse repurchase agreements with Cantor, which the Company regarded as equivalent to cash, and a decrease of $55.6 million relating to other general changes in other operating assets and liabilities. Excluding these amounts, net cash provided by operating activities would have been $167.8 million.

Net cash used in investing activities was $61.2 million and $56.5 million for the years ended December 31, 2010 and December 31, 2009, respectively. Investments consisted primarily of purchases of fixed assets, capitalization of software development costs, investments in unconsolidated subsidiaries, and acquisitions.

Net cash used in financing activities of $97.5 million for the year ended December 31, 2010. This amount was primarily comprised of the redemptions of limited partnership units and founding/working partner units and the repurchase of Class A common stock in the amount of $43.7 million. These amounts were partially offset by $15.2 million in proceeds from the sale of Class A common stock issued under our controlled equity offerings. We made earnings distributions to limited partnership interests in BGC Holdings and issued dividends to stockholders in the amount of $92.3 million. In addition, during the year ended December 31, 2010 we generated $21.7 million in cash from a secured loan arrangement.

Net cash used in financing activities of $57.3 million for the year ended December 31, 2009. This amount was primarily comprised of earnings distributions to limited partnership interests in BGC Holdings and dividends to stockholders in the amount of $66.3 million, and the repurchase of Class A common stock in the amount of $7.9 million. In addition, during the year ended December 31, 2009 we generated $17.6 million in cash from a new collateralized financing arrangement.

Notes Payable and Collateralized Borrowings

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes to a number of investors. The Senior Notes incurred interest semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision as discussed in Note 10—“Related Party Transactions”). The Senior Notes matured on April 1, 2010.

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Notes due 2015 (the “Convertible Notes”) to Cantor. The Company used the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010.

The Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The Convertible Notes bear an annual interest rate of 8.75%, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are convertible into 21.8 million shares of Class A common stock. The Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement is repayable in 36 consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the loan was $11.6 million as of December 31, 2010. The loan is guaranteed by BGC Partners, Inc.

On various dates during the year ended December 31, 2010, the Company sold certain furniture, equipment and software for $29.3 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $27.6 million as of December 31, 2010. The Company recorded interest expense of $0.3 million for the year ended December 31, 2010.

Because assets revert back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the accompanying consolidated balance sheet as a financing obligation, and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and equipment” in the consolidated statements of operations.

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

Regulatory Requirements

Our liquidity and available cash resources are restricted by regulatory requirements of our operating subsidiaries. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer. In addition, self-regulatory organizations such as FINRA and the National Futures Association (“NFA”) along with statutory bodies such as the FSA and the SEC require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with broker-dealers and are not designed to specifically protect stockholders. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

As of December 31, 2010, $274.3 million of net assets were held by regulated subsidiaries. As of December 31, 2010, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $155.9 million.

Unit Redemptions and Stock Repurchase Program

During the year ended December 31, 2010, the Company agreed to redeem, approximately 5.9 million limited partnership interests at an average price of $5.89 per unit and approximately 4.0 million founding/working partner units for an average of $6.23 per unit.

During the year ended December 31, 2010, the Company repurchased 3,399,015 shares of Class A common stock at an aggregate purchase price of approximately $19.9 million for an average price of $5.85 per share. These repurchases included 1,207,902 shares repurchased from The Cantor Fitzgerald Relief Fund at average market price of $6.04 per share, for an aggregate purchase price of approximately $7.3 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2009 Charity Day.

During the year ended December 31, 2009, the Company repurchased 4,023,959 shares of Class A common stock at an aggregate purchase price of approximately $7.9 million for an average price of $1.97. These repurchases included 2,600,000 shares repurchased from The Cantor Fitzgerald Relief Fund at the market price of $1.99 per share, for an aggregate purchase price of approximately $5.2 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2008 Charity Day.

During the year ended December 31, 2008, the Company repurchased 4,011,072 shares of Class A common stock at an aggregate purchase price of approximately $19.2 million for an average price of $4.80 per share. These repurchases included 3,836,072 shares repurchased under the stock repurchase authorization approved by our Board of Directors for an aggregate purchase price of approximately $17.9 million. Included in the stock repurchases were 1,261,491 shares repurchased from certain limited partners of BGC Holdings and Cantor on September 22, 2008 at a price of $4.00 per share, for an aggregate purchase price of approximately $5.0 million.

On May 4, 2010 the Company’s Board of Directors authorized an $85 million increase in the BGC Partners stock repurchase authorization, bringing the total amount available for future repurchases of Class A common stock to $100 million. At December 31, 2010, the Company had approximately $97.5 million remaining from its buyback authorization and from time to time, the Company may actively continue to repurchase shares.

Unit redemption and share repurchase activity for the year ended December 31, 2010 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Share or Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
Redemptions
January 1, 2010—March 31, 2010	4,659,841	$6.17
April 1, 2010—June 30, 2010	2,846,409	$5.61
July 1, 2010—September 30, 2010	1,311,088	$5.21
October 1, 2010—December 31, 2010	1,056,755	$7.56

Total Redemptions	9,874,093	$6.03
Repurchases
January 1, 2010—March 31, 2010	2,319,731	$5.76	2,319,731	$19,041,380
April 1, 2010—June 30, 2010	607,902	$6.58	607,902	$100,000,000
July 1, 2010—September 30, 2010	466,926	$5.30	466,926	$97,524,899
October 1, 2010—December 31, 2010	4,456	$5.57	4,456	$97,500,079

Total Repurchases	3,399,015	$5.85	3,399,015	$97,500,079

Total Redemptions and Repurchases	13,273,108	$5.98

Stock Issuances

During the year ended December 31, 2010, the Company issued an aggregate of 5,153,877 shares of its Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable limited partnership interests in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008.

During the year ended December 31, 2009, the Company issued an aggregate 4,438,765 shares of its Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable limited partnership interests in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008.

During the year ended December 31, 2008, the Company issued an aggregate 1,809,524 shares of its Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable limited partnership interests in fulfillment of the rights to acquire such shares issued by the Company to such founding partners on April 1, 2008.

During the year ended December 31, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock.

During the year ended December 31, 2010, Cantor exchanged 3,700,000 Cantor units of BGC Holdings for 3,700,000 shares of Class A common stock. As of December 31, 2010 Cantor beneficially owned an aggregate of 65,882,038 Cantor units.

During the year ended December 31, 2010, the Company entered into two controlled equity offering sales agreements with CF&Co. pursuant to which the Company may offer and sell up to an aggregate of 11,000,000 shares of Class A common stock from time to time through CF&Co. as the Company’s sales agent under these agreements. CF&Co. is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, we have agreed to pay CF&Co. 2% of the gross proceeds from the sale of shares. During the year ended December 31, 2010, 5,935,910 shares were sold under these agreements at an average price of $5.77, net of costs. In addition, during the year ended December 31, 2010, the Company issued 1,181,712 shares of its Class A common stock to partners in exchange for their limited partnership units as part of the global redemption and compensation restructuring program. The total of these issuances of 7,117,622 shares of Class A common stock included 4,523,505 shares issued for the exchange of limited partnership units as part of the global redemption and compensation restructuring program. The issuances related to these exchanges did not change the amount of fully diluted shares outstanding. The total of these issuances also included 2,594,117 shares of Class A common stock issued for general corporate purposes.

The fully diluted weighted average share counts for the three months and the year ended December 31, 2010 were as follows (in thousands):

	Quarter Ended December 31, 2010	Year Ended December 31, 2010
Common stock outstanding(1)	94,454	88,294
Limited Partnership interests in BGC Holdings	135,676	136,581
Class A shares issuable upon conversion of convertible notes(2)	21,748	—
RSUs (Treasury stock method)	3,406	3,374
Stock Options	692	319

Total	255,976	228,568

(1)	Common stock outstanding consisted of Class A shares and Class B shares. For the quarter ended December 31, 2010, the weighted average share count of Class A shares was 68.6 million and Class B shares was 25.8 million. For the year ended December 31, 2010, the weighted average share count of Class A shares was 62.2 million and Class B shares was 26.1 million.
(2)	Included in the fully diluted weighted average share count for the quarter ended December 31, 2010, were the weighted average Class A shares issuable upon conversion of convertible notes. For the year ended December 31, 2010, the Class A shares issuable upon conversion of convertible notes were not included in the computation of fully diluted earnings (loss) per share because their effect would have been anti-dilutive.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	4Q 2010	3Q 2010	2Q 2010	1Q 2010	4Q 2009
Volume (in billions)
Fully Electronic—Rates—(1)	$11,796	$10,654	$11,867	$11,557	$8,925
Fully Electronic—Credit & FX—(2)	851	737	842	762	822

Total Fully Electronic Volume	12,647	11,391	12,709	12,319	9,747

Total Hybrid Volume(3)	29,450	28,889	30,436	33,073	27,704

Total Fully Electronic and Hybrid Volume	$42,097	$40,280	$43,145	$45,392	$37,451

Transaction Count (in thousands, except for days)
Fully Electronic—Rates—(1)	4,871	4,308	4,764	3,731	3,348
Fully Electronic—Credit & FX—(2)	412	354	390	354	419

Total Fully Electronic Transactions	5,283	4,662	5,154	4,085	3,767

Total Hybrid Transactions	528	517	559	561	410

Total Transactions	5,811	5,179	5,713	4,646	4,177

Trading Days	64	64	63	61	63

(1)	Defined as U.S. Treasuries, Canadian Sovereigns, European Government Bonds, Repos, Interest Rate Swaps, and Futures.
(2)	Defined as Foreign Exchange Derivatives, Spot Foreign Exchange, Credit Derivatives and Corporate Bonds.

(3)	Defined as volume from hybrid transactions conducted by BGC Brokers using the eSpeed system, exclusive of voice-only transactions.
(4)	The above historical volume figures have been adjusted to exclude CME and CBOT order routing volumes. These adjustments had no impact on the Company’s revenues related to fully electronic trading, overall revenues, or earnings.

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

All trades executed on the eSpeed platform settle for clearing purposes against CF&Co., a BGC affiliate. CF&Co. is a member of FINRA and the Fixed Income Clearing Corporation, a subsidiary of the DTCC. CF&Co., BGC, and other affiliates participate in U.S. Treasuries as well as other markets by posting quotations for their account and by acting as principal on trades with platform users. Such activity is intended, among other things, to assist CF&Co., BGC, and their affiliates in managing their proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

Annual Market Activity

Fully electronic volume on the eSpeed system, including new products, was $49.1 trillion for the year ended December 31, 2010, up 35.7% from $36.2 trillion for the year ended December 31, 2009. Our combined voice-assisted and screen-assisted volume in the year ended December 31, 2010 was $170.9 trillion, up 39.9% from $122.2 trillion in the year ended December 31, 2009.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at December 31, 2010 (in thousands):

	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$116,989	$20,516	$36,172	$27,316	$32,985
Notes payable and collateralized obligations(2)	189,258	15,168	22,512	151,578	—
Interest on notes payable(2)	59,728	15,168	27,571	16,989	—

Total contractual obligations	$365,975	$50,852	$86,255	$195,883	$32,985

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $26.0 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes Payable and collateralized obligations reflects the issuance of $150.0 million of Convertible Notes, $11.6 million of secured loan arrangements and $27.6 million of sale leaseback transactions. See Note 14—“Notes Payable and Collateralized Borrowings,” in BGC Partners’ Inc.’s consolidated financial statements for more information regarding these obligations, including timing of payments.

Off-Balance Sheet Arrangements

As of December 31, 2010 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Pronouncements:

See Note 1 to the consolidated financial statements for information regarding recently adopted accounting pronouncements.

New Accounting Pronouncements:

In January 2010, the FASB issued guidance on Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This guidance provides amended disclosure requirements related to fair value measurements, including the amounts of and reasons of transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. This guidance provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. This guidance was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements; and the adoption of this guidance with respect to disclosures of the roll forward of activity in Level 3 fair value measurements is not expected to have a material impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

BGC Partners had $189.3 million in fixed-rate debt outstanding as of December 31, 2010. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BGC Partners, Inc. and Subsidiaries

Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited the accompanying consolidated statements of financial condition of BGC Partners, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in equity for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGC Partners, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BGC Partners, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited BGC Partners, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BGC Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BGC Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of BGC Partners, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operation, cash flows and changes in equity for each of the three years in the period ended December 31, 2010 of BGC Partners, Inc. and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 16, 2011

PART I—FINANCIAL INFORMATION

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	December 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$364,104	$469,301
Cash segregated under regulatory requirements	2,398	2,200
Loan receivables from related parties	980	980
Securities owned	11,096	2,553
Marketable securities	4,600	1,510
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	474,269	413,980
Accrued commissions receivable, net	132,885	108,495
Loans, forgivable loans and other receivables from employees and partners	151,328	138,113
Fixed assets, net	133,428	132,966
Investments	25,107	23,173
Goodwill	82,853	77,118
Other intangible assets, net	13,603	13,912
Receivables from related parties	4,958	14,459
Other assets	68,705	65,789

Total assets	$1,470,314	$1,464,549

Liabilities, Redeemable Partnership Interest, and Total Equity
Accrued compensation	$155,538	$143,283
Securities sold, not yet purchased	—	11
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	429,477	385,345
Payables to related parties	10,262	64,169
Accounts payable, accrued and other liabilities	256,023	256,452
Deferred revenue	4,714	9,805
Notes payable and collateralized borrowings	189,258	167,586

Total liabilities	1,045,272	1,026,651
Redeemable partnership interest	93,186	103,820
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 88,192 and 70,661 shares issued at December 31, 2010 and December 31, 2009, respectively; and 70,256 and 56,124 shares outstanding at December 31, 2010 and December 31, 2009, respectively	881	707
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 25,848 and 26,448 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively, convertible into Class A common stock	258	264
Additional paid-in capital	366,827	292,881
Contingent Class A common stock	3,171	—
Treasury stock, at cost: 17,936 and 14,537 shares of Class A common stock at December 31, 2010 and December 31, 2009, respectively	(109,627)	(89,756)
Retained deficit	(23,616)	(2,171)
Accumulated other comprehensive loss	(977)	(36)

Total stockholders’ equity	236,917	201,889

Noncontrolling interest in subsidiaries	94,939	132,189

Total equity	331,856	334,078

Total liabilities, redeemable partnership interest, and equity	$1,470,314	$1,464,549

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Commissions	$851,089	$693,818	$871,198
Principal transactions	377,581	379,767	247,404
Fees from related parties	65,996	58,877	76,126
Market data	18,314	17,953	19,404
Software solutions	7,804	7,419	7,780
Interest income	3,308	7,252	11,813
Other revenues	13,960	5,923	2,276
Losses on equity investments	(6,940)	(8,687)	(7,069)

Total revenues	1,331,112	1,162,322	1,228,932
Expenses:
Compensation and employee benefits	838,717	725,139	819,413
Allocation of net income to limited partnership units and founding/working partner units	23,307	16,731	11,400

Total compensation and employee benefits	862,024	741,870	830,813
Occupancy and equipment	113,520	108,014	111,906
Fees to related parties	13,450	13,882	15,294
Professional and consulting fees	45,238	34,350	52,016
Communications	78,249	66,028	66,916
Selling and promotion	68,066	57,437	62,087
Commissions and floor brokerage	20,055	16,536	24,600
Interest expense	14,080	9,920	18,950
Other expenses	59,515	49,797	36,576

Total expenses	1,274,197	1,097,834	1,219,158
Income from continuing operations before income taxes	56,915	64,488	9,774
Provision for income taxes	11,543	23,675	20,115

Consolidated net income (loss)	$45,372	$40,813	$(10,341)

Less: Net income attributable to noncontrolling interest in subsidiaries	24,210	20,788	19,368

Net income (loss) available to common stockholders	$21,162	$20,025	$(29,709)

Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$21,162	$20,025	$(29,709)

Basic earnings (loss) per share	$0.24	$0.25	$(0.28)

Basic weighted average shares of common stock outstanding	88,294	80,350	105,771

Fully diluted (loss) earnings per share
Net income (loss) for fully diluted shares	$53,756	$50,711	$(29,709)

Fully diluted earnings (loss) per share	$0.24	$0.24	$(0.28)

Fully diluted weighted average shares of common stock outstanding	228,568	211,036	105,771

Dividends declared per share of common stock	$0.48	$0.30	$0.27

Dividends declared and paid per share of common stock	$0.48	$0.30	$0.23

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$45,372	$40,813	$(10,341)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	50,180	52,974	57,131
Employee loan amortization	41,192	31,093	29,800
Stock-based compensation	25,705	22,134	93,510
Allocations of net income to limited partnership units and founding/working partner units	23,307	16,731	11,400
Losses on equity investments	6,940	8,687	7,069
Deferred tax benefit	(2,932)	(360)	(10,530)
Recognition of deferred revenue	(5,371)	(5,219)	(12,268)
Impairment of fixed assets	294	1,232	5,002
Other	546	(282)	—
Charitable contributions	—	—	6,387
Decrease (increase) in operating assets:
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers	(61,723)	(224,357)	43,248
Loans, forgivable loans and other receivables from employees and partners	(53,989)	(88,154)	(47,093)
Accrued commissions receivable, net	(22,195)	21,314	13,248
Securities owned	(8,355)	(1,362)	30,848
Receivables from related parties	7,959	321	(268)
Cash segregated under regulatory requirements	(198)	2,901	(2,418)
Other assets	(5,050)	(9,814)	5,698
Reverse repurchase agreements with related parties	—	151,224	(10,535)
Reverse repurchase agreements	—	—	7,560
Increase (decrease) in operating liabilities:
Payables to brokers, dealers, clearing organizations, customers and related broker-dealers	48,214	261,475	(151,203)
Payables to related parties	(53,907)	12,185	32,469
Accounts payable, accrued and other liabilities	10,169	80,050	(23,550)
Accrued compensation	10,239	87	27,526
Deferred revenue	280	1,250	7,145
Securities sold, not yet purchased	(11)	(310)	321

Net cash provided by operating activities	$56,666	$374,613	$110,156

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(29,106)	(29,136)	(38,863)
Capitalization of software development costs	(14,831)	(15,472)	(19,823)
Investment in unconsolidated entities	(8,874)	(5,301)	(3,036)
Payments for acquisitions, net of cash acquired	(4,382)	(5,140)	(5,000)
Purchase of marketable securities	(3,002)	—	—
Capitalization of trademarks, patent defense and registration costs	(990)	(1,469)	(2,476)
Payment of secured loan by related party	—	—	65,000
Increase in loan receivables from related parties	—	—	(980)

Net cash used in investing activities	(61,185)	(56,518)	(5,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collateralized borrowings, net	21,672	17,586	—
Earnings distributions to limited partnership interests in BGC Holdings	(49,733)	(42,117)	(35,327)
Redemption of limited partnership interests	(23,838)	—	—
Dividends to stockholders	(42,606)	(24,171)	(18,600)
Proceeds from offering of Class A common stock, net	15,160	—	72,342
Repurchase of Class A common stock	(19,871)	(7,911)	(19,248)
Partner purchase of working partner units	1,263	—	1,000
Proceeds from exercises of stock options	463	—	1,174
Capital distributions	—	—	(130,000)
Long-term borrowings	(150,000)	—	150,000
Issuance of convertible notes to Cantor	150,000	—	—
Repayments of long-term borrowings with related parties	—	—	(196,818)
Excess tax benefit from stock-based compensation	—	—	13
Cancellation of restricted stock units in satisfaction of withholding tax requirements	—	(657)	(1,883)

Net cash used in financing activities	(97,490)	(57,270)	(177,347)
Effect of exchange rate changes on cash	(3,188)	3,546	—
Net (decrease) increase in cash and cash equivalents	(105,197)	264,371	(72,369)
Cash and cash equivalents at beginning of period	469,301	204,930	277,299

Cash and cash equivalents at end of period	$364,104	$469,301	$204,930

Supplemental cash information:
Cash paid during the period for taxes	$20,873	$15,877	$26,742

Cash paid during the period for interest	$9,363	$9,920	$17,102

Supplemental non-cash information
Conversion of Class B common stock into Class A common stock	$6	$37	$27
Investment of non-cash assets in ELX	—	—	18,333
Issuance of equity instruments upon merger	—	—	(233,747)
Forgiveness/settlement of receivables from and payables to related parties, net, in conjunction with the separation and merger	—	—	4,354
Issuance of Class A common stock upon exchange of limited partnership units	24,583	9,650	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2008

(in thousands, except share amounts)

	Members’ Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2008	$235,454	$368	$205	$313,238	$(62,597)	$(17,282)	$(61)	$2,352	$471,677
Comprehensive income:
Consolidated net (loss) income	(48,078)	—	—	—	—	18,369	—	19,368	(10,341)
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(2,448)	—	(2,448)
Unrealized loss on securities available-for-sale	—	—	—	—	—	—	(1,433)	—	(1,433)

Comprehensive (loss) income	(48,078)	—	—	—	—	18,369	(3,881)	19,368	(14,222)
Capital distribution to Cantor upon separation/merger	(130,000)	—	—	—	—	—	—	—	(130,000)
Contribution of common stock from Cantor upon separation/merger (9,618,764 Class A common stock and 12,350,307 Class B common stock)	(23,946)	97	123	23,726	—	—	—	—	—
Settlement of intercompany balances upon separation/merger	4,354	—	—	—	—	—	—	—	4,354
Redemption of founding/working partner units upon separation/merger	84,063	—	—	—	—	—	—	—	84,063
Recapitalization upon merger; allocation of equity to founding/working partners and Cantor	(121,847)	—	—	(93,309)	—	—	—	113,038	(102,118)
Conversion of Class B common stock to Class A common stock	—	27	(27)	—	—	—	—	—	—
Primary offering of Class A common stock, net	—	100	—	28,403	—	—	—	43,839	72,342
Capital contribution by founding/working partners to cover 2008 Charity Day	—	—	—	6,191	—	—	—	—	6,191
Repurchase of Class A common stock, 4,011,072 shares	—	—	—	—	(19,248)	—	—	—	(19,248)
Dividends to stockholders	—	—	—	(19,468)	—	868	—	—	(18,600)
Earnings distributions to limited partnership interests	—	—	—	—	—	—	—	(24,478)	(24,478)
Stock-based compensation	—	4	—	5,927	—	—	—	—	5,931
Issuance of Class A common stock upon exchange of founding/working partner units and distribution rights, 1,809,524 shares	—	18	—	6,783	—	—	—	—	6,801
Other	—	3	—	(330)	—	3	—	(1,167)	(1,491)

Balance, December 31, 2008	$—	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$152,952	$341,202

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

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Year Ended December 31, 2010

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2010	$707	$264	$292,881	—	$(89,756)	$(2,171)	$(36)	$132,189	$334,078
Comprehensive income:
Consolidated net income	—	—	—	—	—	21,162	—	24,210	45,372
Other comprehensive loss, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(709)	(440)	(1,149)
Unrealized loss on securities available for sale	—	—	—	—	—	—	(232)	(105)	(337)

Comprehensive income (loss)	—	—	—	—	—	21,162	(941)	23,665	43,886
Stock-based compensation	8	—	7,724	—	—	—	—	—	7,732
Grant of exchangeability to limited partnership units	—	—	—	—	—	—	—	28,721	28,721
Capital contribution by founding/working partners to cover 2009 Charity Day	—	—	7,403	—	—	—	—	—	7,403
Dividends to stockholders	—	—	—	—	—	(42,606)	—	—	(42,606)
Earnings distributions to limited partnership interests	—	—	—	—	—	—	—	(45,192)	(45,192)
Issuance of Class A common stock upon exchange of founding/working partner units, 5,153,877 shares	52	—	10,644	—	—	—	—	5,627	16,323
Cantor purchase of redeemed founding/working partner units from BGC Holdings, 2,353,520 units	—	—	—	—	—	—	—	8,031	8,031
Cantor exchange of limited partnership interests, 3,700,000 units for Class A common stock	37	—	6,144	—	—	—	—	(6,181)	—
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(21,681)	(21,681)
Proceeds from exercise of stock options	—	—	463	—	—	—	—	—	463
Redemption of founding/working partner units	—	—	—	—	—	—	—	(10,292)	(10,292)
Repurchase of Class A common stock, 3,399,015 shares	—	—	—	—	(19,871)	—	—	—	(19,871)
Issuance of Class A common stock (net of costs), 4,523,505 shares upon exchange of limited partnership units	45	—	26,439	—	—	—	—	(26,255)	229
Issuance of Class A common stock (net of costs), 2,594,117 shares	26	—	15,134	—	—	—	—	—	15,160
Issuance of contingent Class A common stock and limited partnership units for acquisitions	—	—	—	3,171	—	—	—	3,566	6,737
Conversion of Class B common stock to Class A common stock, 600,000 shares	6	(6)	—	—	—	—	—	—	—
Other	—	—	(5)	—	—	(1)	—	2,741	2,735

Balance, December 31, 2010	$881	$258	$366,827	$3,171	$(109,627)	$(23,616)	$(977)	$94,939	$331,856

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global financial intermediary to the financial markets specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. The Company also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. Through its eSpeed and BGC Trader brands, BGC Partners also offers financial technology solutions and market data and analytics related to select financial instruments and markets. The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. The Company’s integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either over the counter (“OTC”) or through an exchange. BGC Partners has offices in New York and London, as well as in Aspen, Beijing, Chicago, Copenhagen, Dubai, Garden City, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo, Toronto and West Palm Beach.

On April 1, 2008, BGC Partners, LLC merged with and into eSpeed, Inc. (“eSpeed”), which survived the merger and was renamed BGC Partners, Inc. In the merger, an aggregate of 133,860,000 shares of common stock and rights to acquire shares of BGC Partners were issued. Of these, 56,000,000 were in the form of Class B common stock or rights to acquire Class B common stock, and the remaining 77,860,000 were in the form of Class A common stock or rights to acquire Class A common stock. Stockholders of eSpeed held the same number and class of shares of BGC Partners common stock immediately after the merger that they held in eSpeed immediately prior to the merger. BGC Partners’ Class A common stock trades on the NASDAQ Global Select Market under the symbol “BGCP.”

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

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements include the Company’s accounts and all subsidiaries in which the Company has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements reflect the historical financial position, results of operations and cash flows of BGC Partners as if the merger occurred as of the earliest period presented, with the exception of certain capital and tax modifications which became effective as of April 1, 2008. Specifically, the historical financial statements of BGC Partners, for the periods prior to April 1, 2008, do not give effect to the following matters, which are described in more detail in Note 2—“The Separation, Merger and Recapitalization,” Note 17—“Income Taxes” and Note 4—“Earnings Per Share”:

•	The capitalization of the acquired net assets of BGC Partners, LLC;

•	Modification in tax structure;

•	Allocations of net income to founding/working partner units and limited partnership units;

•	Redeemable partnership interest;

•	Noncontrolling interest in subsidiaries held by Cantor; and

•	Basic and fully diluted earnings per share calculations.

Recently Adopted Accounting Pronouncements:

In April 2008, the FASB issued guidance on Determination of the Useful Life of Intangible Assets, which amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. This guidance became effective for fiscal years beginning after December 15, 2008. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued guidance on Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. This FASB guidance became effective for fiscal years beginning after December 15, 2008. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued guidance on their Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. This FASB guidance establishes their Accounting Standards Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance that addresses the effects of eliminating the QSPE concept from existing accounting guidance and clarifies and amends certain key provisions, including the transparency of an enterprise’s involvement with variable interest entities (VIEs). The key changes resulting from this new FASB guidance are the requirement of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, the requirement of continuous assessments as to whether an enterprise is the primary beneficiary of a VIE, amendments to certain existing guidance related to the determination as to which entities are deemed VIEs, and the amendment of existing consideration of related party relationships in the determination of the primary beneficiary of a VIE. This FASB guidance also requires enhanced disclosures to provide more transparent information regarding an enterprise’s involvement with a VIE. This FASB guidance became effective for the first reporting period beginning after November 15, 2009. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance on Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This guidance provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available and provides valuation techniques to be utilized by the reporting entity. This guidance became effective for the first reporting period (including interim periods) beginning after issuance on August 28, 2009. The adoption of this FASB guidance did not have a material effect on the Company’s consolidated financial statements.

New Accounting Pronouncements:

In January 2010, the FASB issued guidance on Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides amended disclosure requirements related to fair value measurements, including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. This guidance provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. This guidance was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements; and the adoption of this guidance with respect to disclosures of the roll forward of activity in Level 3 fair value measurements is not expected to have a material impact on the Company’s consolidated financial statements.

2.	The Separation, Merger and Recapitalization

BGC Holdings, L.P. (“BGC Holdings”) is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC Partners, L.P. (“BGC US”) and BGC Global Holdings L.P. (“BGC Global”), the two operating partnerships. The limited partnership interests in BGC Holdings are comprised of founding/working partner units, limited partnership units and Cantor units, each as defined below (collectively, the “limited partnership interests in BGC Holdings”).

Founding/Working Partner Units

Founding/working partners have a limited partnership interest in BGC Holdings. The Company accounts for founding/working partner units outside of permanent capital, as “Redeemable partnership interest,” in the consolidated statements of financial condition. This classification is applicable to founding/working partner units because founding/working partner units are redeemable upon termination of a partner, which includes the termination of employment, which can be at the option of the partner and not within the control of the issuer.

Founding/working partner units are held by limited partners who are employees and that generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are redeemed, and the unit holders are no longer entitled to participate in the quarterly (cash distributed) allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in the Company’s consolidated statements of operations.

Limited Partnership Units

During the year ended December 31, 2010, the Amended and Restated BGC Holdings, L.P. limited partnership agreement was amended by its general partner and Cantor to create two new types of limited partnership units, PSUs and PSIs.

REUs, RPUs, PSUs and PSIs are limited partnership interests in BGC Holdings (the “limited partnership units”) that are generally held by employees. Generally, such units receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of our operating subsidiaries. These allocations are cash distributed on a quarterly basis and are generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in our consolidated statements of operations.

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

Certain of the limited partnership interests, described above, have been granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment); additional limited partnership interests may become exchangeable for Class A common stock on a one-for-one basis (subject to adjustment). As all limited partnership interests are already included in fully diluted share count, any exchange of limited partnership interests to Class A common shares would be non-dilutive. Because these interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flow or equity of the Company.

Primary and Secondary Offerings

On June 10, 2008, the Company closed an underwritten public offering of additional shares of its Class A common stock (the “June 2008 Offering”). This offering was composed of a primary offering (the “Primary Offering”) of 10,000,000 newly issued shares offered by the Company and a secondary offering (the “Secondary Offering”) of 10,000,000 issued and outstanding shares offered by Cantor and certain limited partners of Cantor and founding/working partners of BGC Holdings (the “Selling Stockholders”). In the Secondary Offering, 3,926,178 shares were offered by Cantor and 6,073,822 shares were offered by certain limited partners of Cantor and founding partners of BGC Holdings.

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

3.	Summary of Significant Accounting Policies

Use of Estimates: The preparation of the accompanying consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in these consolidated financial statements. Management believes that the estimates utilized in preparing these consolidated financial statements are reasonable. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from the estimates included in the accompanying consolidated financial statements. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Securities Owned and Securities Sold, Not Yet Purchased: Securities owned and securities sold, not yet purchased are primarily comprised of positions held in connection with customer facilitation and liquidity trading and are classified as trading and marked to market daily based on current listed market prices or broker quotes with the resulting gains and losses included in operating income in the current period. Unrealized and realized gains and losses from securities owned and securities sold, not yet purchased in connection with customer facilitation and liquidity trading are included as part of “Principal transactions” on the accompanying consolidated statements of operations.

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

•

Cash Instruments—Cash instruments are generally classified within Level 1 or Level 2. The types of instruments generally classified within Level 1 include most U.S. government securities, certain sovereign government obligations, and active listed equities. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price. The types of instruments generally classified within Level 2 include agency securities, most investment-grade and high-yield corporate bonds, certain sovereign government obligations, money market securities, and less liquid listed equities, state, municipal and provincial obligations.

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

See Note 9—“Fair Value of Financial Assets and Liabilities,” for more information on the fair value of financial assets and liabilities.

Marketable Securities: Marketable securities are comprised of securities held for investment purposes and are accounted for in accordance with FASB guidance, Accounting for Certain Investments in Debt and Equity Securities. The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale and reported at fair value. Unrealized gains and losses are included as part of “Accumulated other comprehensive loss” on the accompanying consolidated statements of financial condition.

Receivables from and Payables to Brokers, Dealers, Clearing Organizations, Customers and Related Broker-Dealers: Receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers primarily represent principal transactions for which the stated settlement dates have not yet been reached and principal transactions which have not settled as of their stated settlement dates, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges. Also included are amounts related to open derivative contracts executed on behalf of the Company’s customers. A portion of the unsettled principal transactions and open derivative contracts that constitute receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers are with related parties (see Note 10—“Related Party Transactions,” for more information regarding these receivables and payables).

Accrued Commissions Receivable: Accrued commissions receivable represent amounts due from brokers, dealers, banks and other financial and non-financial institutions for the execution of securities, foreign exchange and derivative agency transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $6.1 million, $2.9 million and $2.2 million as of December 31, 2010, 2009 and 2008, respectively. The allowance is based on management’s estimate and is reviewed periodically based on the facts and circumstances of each outstanding receivable.

Loans, Forgivable Loans, and Other Receivables from Employees and Partners: The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership interests or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

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

Investments: The Company’s investments in which it does not have a controlling interest or is not the primary beneficiary are accounted for under the equity method. The Company’s consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with FASB guidance, Consolidation of Variable Interest Entities, the Company would also consolidate any variable interest entities (“VIEs”) of which it is the primary beneficiary.

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

Goodwill and Intangible Assets: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. As prescribed in FASB guidance, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. The Company performed impairment evaluations for the years ended December 31, 2010, 2009, and 2008 and concluded that there was no impairment of its goodwill or indefinite lived intangible assets.

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

Income Taxes: The Company accounts for income taxes using the asset and liability method pursuant to FASB guidance, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership’s income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in the Company’s consolidated financial statements. The tax related assets, liabilities, provisions or benefits included in the Company’s consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Effective January 1, 2007, the Company adopted FASB guidance, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement on Accounting for Income Taxes. The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is no longer subject to United States federal, and non-U.S. income tax examination by tax authorities for the years prior to 2003, and no longer subject to state and local income tax examination by tax authorities for the years prior to 1999.

Stock-Based and Other Compensation: The Company accounts for stock-based compensation under the fair value recognition provisions of the FASB guidance, Compensation—Stock Compensation. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The grant-date fair value of stock-based awards is amortized to expense ratably over the awards’ vesting periods. This FASB guidance also requires that the Company record an expense for the change in the fair value of the liability awards for each reporting period and that the change in fair value be reflected as stock-based compensation expense in the Company’s consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008 is based on awards ultimately expected to vest, it has been reviewed for estimated forfeitures. Further, this FASB guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units: Restricted stock units (“RSUs”) provided to certain employees by the Company are accounted for as equity awards, and, as per FASB guidance, the Company is required to record an expense for the portion of the RSUs that is ultimately expected to vest. The grant-date fair value of RSUs is amortized to expense ratably over the awards’ vesting periods. The amortization is reflected as non-cash equity-based compensation expense in the Company’s consolidated statements of operations. In addition, quarterly dividend equivalents on certain RSUs are included in the Company’s compensation expense.

Limited Partnership Units: Limited partnership units in BGC Holdings are generally held by employees. Generally such units receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of our operating subsidiaries. These allocations are cash distributed on a quarterly basis and are generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in our consolidated statements of operations.

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

Grant Units: Partnership units granted by Cantor to certain employees of the Company prior to the separation/merger are accounted for as liability awards, and, as per FASB guidance, the Company is required to record an expense for the liability awards based on their fair value at each reporting date. The change in fair value of the liability awards of Cantor is reflected as non-cash equity-based compensation expense at each reporting date until settlement in the Company’s consolidated statements of operations. In addition, quarterly distributions on such partnership units are included in the Company’s compensation expense.

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

FASB guidance on Earnings Per Share (“EPS”), establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average shares of common stock outstanding. From April 1, 2008, net income is allocated to each of the four economic ownership classes described above in Note 2, based on each class’s pro rata economic ownership. The weighted-average shares of common stock, Limited Partnership Interests in BGC Holdings and the Company’s outstanding common stock, have been retroactively restated to all periods prior to April 1, 2008 to give effect to the shares issued in connection with the merger. There were no net income allocations to founding/working partners units, REUs/RPUs, or Cantor, nor dividend equivalents to RSUs for the periods prior to April 1, 2008 as it is assumed that all of the Company’s net income (loss) for those periods was allocated to all economic owners, including common stockholders.

The Company’s earnings for the years ended December 31, 2010, 2009 and 2008 were allocated as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income (loss) available to common stockholders(1)	$21,162	$20,025	$(29,709)
Allocation of income to limited partnership interests in BGC Holdings	$45,456	$36,136	$27,659

The following is a reconciliation of the Company’s basic and fully diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$21,162	$20,025	$(29,709)

Basic weighted average shares of common stock outstanding (1)	88,294	80,350	105,771

Basic earnings (loss) per share	$0.24	$0.25	$(0.28)

(1)	The weighted average shares outstanding for the year ended December 31, 2008 has been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for those periods, allocations to founding/working partners, REUs/RPUs and Cantor have not been deducted from net income.

Fully diluted earnings (loss) per share is calculated utilizing net income (loss) available for common stockholders plus net income allocations to the limited partnership interests of BGC Holdings including adjustments related to the interest expense on the convertible notes (See Note 14—“Notes Payable and

Collateralized Borrowings”) and expense related to dividend equivalents for restricted stock units (“RSUs”) as the numerator and dividing it by the weighted average number of BGC Holdings units held by founding/working partners and Cantor, the weighted average number of limited partnership units, the Company’s weighted average outstanding shares of common stock, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including options, RSUs and warrants, were exercised, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. However, in periods where there is a net loss, as there was for the year ended December 31, 2008, the adjustments to net income available to common stockholders and the adjustments to basic weighted average shares of common stock outstanding are excluded as their effect would be anti-dilutive. The following is the Company’s fully diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008(1)(2)
Fully diluted earnings (loss) per share:
Net income (loss) available to common stockholders	$21,162	$20,025	$(29,709)
Allocation of net income to limited partnership interests in BGC Holdings, net of tax (3)	31,685	29,937	—
Dividend equivalent on RSUs, net of tax	909	749	—

Net income (loss) for fully diluted shares	$53,756	$50,711	$(29,709)

Weighted average shares: Common stock outstanding	88,294	80,350	105,771
RSUs	3,374	2,624	—
Stock Options	319	—	—
Limited partnership interests in BGC Holdings	136,581	128,062	—

Fully diluted weighted average shares of common stock outstanding	228,568	211,036	105,771

Fully diluted earnings (loss) per share	$0.24	$0.24	$(0.28)

(1)	Allocations of net income to limited partnership interests in BGC Holdings have been excluded from the calculation of net income (loss) for fully diluted shares for the year ended December 31, 2008 because the Company had a net loss for the period.
(2)	The weighted average shares outstanding for the year ended December 31, 2008 has been retroactively restated to give effect to the shares and rights to acquire shares issued in connection with the merger because, for those periods, allocations to founding/working partners and minority interest to Cantor have not been deducted from net income.
(3)	The allocations of net income above include the additional tax expense that the Company would incur if all of the outstanding units converted into public shares.

For the years ended December 31, 2010, 2009 and 2008, approximately 26.6 million, 14.9 million and 23.6 million options, RSUs and warrants and Class A shares issuable upon conversion of convertible notes, respectively, were not included in the computation of fully diluted earnings (loss) per share because their effect would have been anti-dilutive.

Unit Redemptions and Stock Repurchase Program

During the year ended December 31, 2010, the Company redeemed approximately 5.9 million limited partnership units at an average price of $5.89 per unit. For the year ending December 31, 2010, the Company redeemed approximately 4.0 million founding/working partner units for an average of $6.23 per unit.

During the year ended December 31, 2010, the Company repurchased 3,399,015 shares of Class A common stock at an aggregate purchase price of approximately $19.9 million for an average price of $5.85 per share. These repurchases included 1,207,902 shares repurchased from The Cantor Fitzgerald Relief Fund at an average market price of $6.04 per share, for an aggregate purchase price of approximately $7.3 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2009 Charity Day.

During the year ended December 31, 2009, the Company repurchased 4,023,959 shares of Class A common stock at an aggregate purchase price of approximately $7.9 million for an average price of $1.97. These repurchases included 2,600,000 shares repurchased from The Cantor Fitzgerald Relief Fund at the market price of $1.99 per share, for an aggregate purchase price of approximately $5.2 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding partners in connection with the 2008 Charity Day.

During the year ended December 31, 2008, the Company repurchased 4,011,072 shares of Class A common stock at an aggregate purchase price of approximately $19.2 million for an average price of $4.80 per share. These repurchases included 3,836,072 shares repurchased under the stock repurchase authorization approved by our Board of Directors for an aggregate purchase price of approximately $17.9 million. Included in the stock repurchases were 1,261,491 shares repurchased from certain limited partners of BGC Holdings and Cantor on September 22, 2008 at a price of $4.00 per share, for an aggregate purchase price of approximately $5.0 million.

On May 4, 2010 the Company’s Board of Directors authorized an $85 million increase in the BGC Partners stock repurchase authorization, bringing the total amount available for future repurchases of Class A common stock to $100 million. At December 31, 2010, the Company had approximately $97.5 million remaining from its buyback authorization and from time to time, the Company may actively continue to repurchase shares.

Limited partnership unit and founding/working partner unit redemption and share repurchase activity for the year ended December 31, 2010 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Share or Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
Redemptions
January 1, 2010—March 31, 2010	4,659,841	$6.17
April 1, 2010—June 30, 2010	2,846,409	$5.61
July 1, 2010—September 30, 2010	1,311,088	$5.21
October 1, 2010—December 31, 2010	1,056,755	$7.56

Total Redemptions	9,874,093	$6.03

Repurchases
January 1, 2010—March 31, 2010	2,319,731	$5.76	2,319,731	$19,041,380
April 1, 2010—June 30, 2010	607,902	$6.58	607,902	$100,000,000
July 1, 2010—September 30, 2010	466,926	$5.30	466,926	$97,524,899
October 1, 2010—December 31, 2010	4,456	$5.57	4,456	$97,500,079

Total Repurchases	3,399,015	$5.85	3,399,015	$97,500,079

Total Redemptions and Repurchases	13,273,108	$5.98

Stock Issuances

During the year ended December 31, 2010, the Company issued an aggregate of 5,153,877 shares of its Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable limited partnership interests in fulfillment of the rights to acquire such shares issued by the Company to such founding partners. As of December 31, 2010, there were 27,389,608 founding/working partner units outstanding of which 3,108,255 were exchangeable into Class A shares of our common stock.

During the year ended December 31, 2009, the Company issued an aggregate 4,438,765 shares of its Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable limited partnership interests in fulfillment of the rights to acquire such shares issued by the Company to such founding partners.

During the year ended December 31, 2008, the Company issued an aggregate 1,809,524 shares of its Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable limited partnership interests in fulfillment of the rights to acquire such shares issued by the Company to such founding partners.

For the year ended December 31, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock.

For the year ended December 31, 2010, Cantor exchanged 3,700,000 Cantor units of BGC Holdings for 3,700,000 shares of Class A common stock. As of December 31, 2010 Cantor beneficially owned an aggregate of 65,882,038 Cantor units.

During the year ended December 31, 2010, the Company entered into two controlled equity offering sales agreements with CF&Co. pursuant to which the Company may offer and sell up to an aggregate of 11,000,000 shares of Class A common stock from time to time through CF&Co. as the Company’s sales agent under these agreements. CF&Co. is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, we have agreed to pay CF&Co. 2% of the gross proceeds from the sale of shares. During the year ended December 31, 2010, 5,935,910 shares were sold under these agreements at an average price of $5.77, net of costs. In addition, during the year ended December 31, 2010, the Company issued 1,181,712 shares of its Class A common stock to partners in exchange for their limited partnership units as part of the global redemption and compensation restructuring program. The total of these issuances of 7,117,622 shares of Class A common stock included 4,523,505 shares issued for the exchange of limited partnership units as part of the global redemption and compensation restructuring program. The issuances related to these exchanges did not change the amount of fully diluted shares outstanding. The total of these issuances also included 2,594,117 shares of Class A common stock issued for general corporate purposes.

5.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased primarily consist of short-term investments in government debt. Total securities owned were $11.1 million and $2.6 million as of December 31, 2010 and December 31, 2009, respectively.

Securities owned consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Government debt	$11,009	$2,492
Equities	87	61

Total	$11,096	$2,553

As of December 31, 2010, the Company did not pledge any of the securities owned to satisfy deposit requirements at various exchanges or clearing organizations.

Total securities sold, not yet purchased was $0.0 million and $11 thousand as of December 31, 2010 and December 31, 2009, respectively.

Securities sold, not yet purchased consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Equities	$—	$11

6.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments, which had a fair value of $4.6 million and $1.5 million as of December 31, 2010 and December 31, 2009, respectively, are classified as available-for-sale and accordingly recorded at fair value. Unrealized gains or losses are included as part of “Accumulated other comprehensive loss” on the accompanying consolidated statements of financial condition.

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

	December 31, 2010	December 31, 2009
Receivables from brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$415,520	$372,977
Receivables from clearing organizations	48,345	30,528
Other receivables from brokers, dealers and customers	6,948	6,214
Net pending trades	1,883	2,000
Open derivative contracts	1,573	2,261

Total	$474,269	$413,980

Payables to brokers, dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$423,829	$374,907
Other payables to brokers, dealers and customers	3,449	9,373
Open derivative contracts	944	—
Payables to clearing organizations	1,255	1,065

Total	$429,477	$385,345

A portion of these receivables and payables are with Cantor. See Note 10—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver and fails to receive transactions as of December 31, 2010 have subsequently settled at the contracted amounts.

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

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,573	$—	$1,587	$—
Foreign exchange swaps	—	944	674	—

	$1,573	$944	$2,261	$—

The notional amount of the interest rate swaps transactions at December 31, 2010 and December 31, 2009 was $1.8 billion and $3.0 billion, respectively.

All of the Company’s foreign exchange swaps are with Cantor. The notional amount of the foreign exchange swap transactions at December 31, 2010 and December 31, 2009 was $128.8 million and $146.6 million, respectively.

The replacement cost of contracts in a gain position at December 31, 2010 was $1.6 million from various counterparties. These counterparties are not rated by a credit rating organization.

9.	Fair Value of Financial Assets and Liabilities

The following tables set forth by level within the fair value hierarchy(1) financial assets and liabilities accounted for at fair value under FASB guidance at December 31, 2010 (in thousands):

	Assets at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,573	$—	$—	$1,573
Government debt	11,009	—	—	—	11,009
Equities	4,687	—	—	—	4,687

Total	$15,696	$1,573	$—	$—	$17,269

	Liabilities at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Netting and Collateral	Total

Foreign exchange swaps	$—	$944	$—	$—	$944

Total	$—	$944	$—	$—	$944

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at December 31, 2009 (in thousands):

	Assets at Fair Value at December 31, 2009(1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,587	$—	$—	$1,587
Government debt	2,492	—	—	—	2,492
Equities	1,571	—	—	—	1,571
Foreign exchange swaps	—	674	—	—	674

Total	$4,063	$2,261	$—	$—	$6,324

	Liabilities at Fair Value at December 31, 2009(1)
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

The Company, together with other leading financial institutions, formed ELX Futures, L.P. (“ELX”), a limited partnership that has established a fully-electronic futures exchange. ELX is 26.3% owned by the Company and is accounted for under the equity method of accounting. During the year ended December 31, 2010, the Company made $6.4 million in cash contributions to ELX. The Company has entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX. For the years ended December 31, 2010, 2009 and 2008, the Company recognized related party revenues of $66.0 million, $58.9 million and $76.1 million, respectively, for the services provided to Cantor and ELX. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the years ended December 31, 2010, 2009 and 2008, the Company was charged $35.8 million, $33.1 million and $28.5 million, respectively, for the services provided by Cantor and its affiliates, of which $22.3 million, $19.2 million and $13.2 million, respectively, were to cover compensation to leased employees for the years ended December 31, 2010, 2009 and 2008. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

As of December 31, 2010, 2009 and 2008, Cantor’s share of the net income in Tower Bridge was $2.1 million, $1.4 million and $3.1 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition.

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

The Company intends to continue this relationship with Cantor. Accordingly, the Company expects that Cantor will continue to post clearing capital on our behalf, and the Company will continue to be required to post clearing capital with Cantor as requested under the Agreement. As of December 31, 2010, no amounts have been requested by Cantor pursuant to the Agreement.

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

For the years ended December 31, 2010, 2009 and 2008, the Company recognized expense of approximately $0.9 million, $3.5 million and $2.6 million, respectively, in relation to this charge.

This guarantee agreement expired as the Senior Notes matured on April 1, 2010.

Receivables from and Payables to Related Broker-Dealers

Amounts due from or to Cantor and Freedom International Brokerage are for open derivative contracts and transactional revenues under a technology and services agreement with Freedom International Brokerage. These are included as part of “Receivables from and payables to brokers, dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition. As of December 31, 2010 and December 31, 2009, the Company had receivables from Cantor and Freedom International Brokerage of $3.7 million and $3.8 million, respectively. As of December 31, 2010 and 2009, the Company had $0.9 million and $0 million, respectively, in payables for derivatives or transactional revenues.

Loans, Forgivable Loans and Other Receivables from Employees and Partners

The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership interests or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

As of December 31, 2010 and 2009, the aggregate balance of these employee loans was $151.3 million and $138.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners” in the Company’s consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the years ended December 31, 2010, 2009 and 2008 was $41.2 million, $34.1 million and $29.8 million, respectively. The compensation expense for these employee loans is included as part of “Compensation and employee benefits” in the consolidated statements of operations.

Notes Payable

On April 1, 2010 BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company reported interest expense in the amount of $9.8 million for the year ended December 31, 2010. See Note 14—“Notes Payable and Collateralized Borrowings,” for more information.

Controlled Equity Offerings

As discussed in Note 4—“Earnings Per Share,” the Company entered into the June Sales Agreement and the September Sales Agreement with CF&Co., as the Company’s sales agent. For the year ended December 31, 2010, the Company was charged approximately $0.7 million for services provided by CF&Co. These expenses are included as part of “Professional and consulting fees” in the Company’s consolidated financial statements of operations.

Cantor Purchase of Redeemed Founding/Working Partner Units from BGC Holdings

Cantor has the right to purchase from BGC Holdings any founding/working partner units that are redeemed by BGC Holdings upon termination or bankruptcy of the founding/working partner. Any such units purchased by Cantor will become a Cantor unit exchangeable by Cantor for shares of Class B common stock or, at Cantor’s election, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments). As of December 31, 2010, BGC Holdings had the right to redeem an aggregate of 159,252 founding partner units.

During the year ended December 31, 2010, BGC Holdings redeemed an aggregate of 2,353,520 founding partner units held by founding partners, and Cantor exercised its right to purchase from BGC Holdings an equivalent number of Cantor units. As a result, Cantor purchased 2,353,520 units at a weighted average price of approximately $3.49 per unit. The redemptions described above did not change the amount of fully diluted shares outstanding.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets, of up to $5.0 million in the aggregate; such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $2.0 million increase in this amount was authorized on November 1, 2010. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the year ended December 31, 2010 and 2009, the Company made $2.4 million and $2.9 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s consolidated statements of financial condition.

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2010, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

The Company is authorized to enter into an indemnity agreement with Cantor with respect to the guarantee by Cantor of any liabilities associated with our application for a brokering license in China.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company will be utilized to determine the shares of profit or loss allocated to each for the period. During the year ended December 31, 2010 the Company recognized its share of foreign exchange loss of $1.9 million. This loss is included as part of “Other expenses” on the consolidated statements of operations.

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

During the year ended December 31, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. This conversion did not change the amount of fully diluted shares outstanding.

During the year ended December 31, 2010, Cantor exchanged 3,700,000 Cantor units for 3,700,000 shares of Class A common stock. This exchange did not change the amount of fully diluted shares outstanding. As a result of this exchange and the transactions described above, as of December 31, 2010, Cantor held an aggregate of 65,882,038 Cantor units.

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

On August 2, 2010, the Company was authorized to engage CF&Co. and its affiliates to act as financial advisor in connection with one or more third-party transactions with or involving one or more targets as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. On August 19, 2010, the Company completed the acquisition of Mint Partners (see Note 13—“Goodwill and Other Intangible Assets, Net”). In connection with this acquisition, the Company paid an advisory fee of $0.7 million to CF&Co. This fee is recorded as part of “Professional and consulting fees” in the consolidated statements of operations.

During 2010, two founding partners of BGC Holdings offered to donate shares of Class A common stock, receivable pursuant to the separation and merger, to The Cantor Fitzgerald Relief Fund. These donations were in connection with the Company’s 2009 Charity Day. The aggregate 1,157,902 shares of Class A common stock donated by the founding partners consisted of the following: (i) a donation by one partner of 303,951 shares on

April 26, 2010, 400,000 shares on August 12, 2010 and 150,000 shares on December 17, 2010, which shares were issued by the Company upon exchange of founding partner units that the partner received in connection with the separation and merger, (ii) a donation of 303,951 shares by a second partner on April 26, 2010 which were issued by the Company upon exchange of founding partner units that the partner received in connection with the separation and merger. These donations cover approximately $7.4 million of the final net proceeds raised by the employees of the Company on their 2009 Charity Day which represents the non-cash settlement of a portion of the Company’s liability. On April 26, 2010, the Company repurchased, at a price of $6.58 per share from The Cantor Fitzgerald Relief Fund, such 607,902 shares of the Company’s Class A common stock. On August 12, 2010, the Company repurchased, at a price of $5.29 per share from The Cantor Fitzgerald Relief Fund, such 400,000 shares of our Class A common stock.

11.	Investments

The Company’s investments consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
ELX	$10,559	$8,725
Freedom International Brokerage	10,293	9,968
China Credit BGC Money Broking Company Limited	2,277	2,415
Aqua	1,055	1,170
EIP Holdings	923	895

Total investments	$25,107	$23,173

The Company’s share of losses related to its investments was $6.9 million, $8.7 million and $7.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s share of the losses is recorded under the caption “Losses on equity investments” in the accompanying consolidated statements of operations.

In March 2009, the Company established a money broking joint venture company with China Credit Trust Co., Ltd. (“CCT”). The joint venture was named China Credit BGC Money Broking Company Limited (“China Credit BGC”). In May 2009, the Company contributed the USD equivalent of RMB16.5 million in cash (approximately $2.4 million) into China Credit BGC, no additional contributions were made in 2010. Subject to the final approval of product licenses, China Credit BGC plans to provide domestic and international broking services for foreign exchange, bond, money market, and derivatives products. The Company holds a 33% stake in China Credit BGC. The Company recorded $0.2 million and $0.0 million of losses in 2010 and 2009, respectively, in connection with its investment in China Credit BGC.

12.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Computer and communications equipment	$183,075	$177,280
Software, including software development costs	118,448	151,203
Leasehold improvements and other fixed assets	102,344	98,323

	403,867	426,806
Less: accumulated depreciation and amortization	270,439	293,840

Fixed assets, net	$133,428	$132,966

Depreciation expense was $34.1 million, $34.9 million and $37.8 million for years ended December 31, 2010, 2009 and 2008, respectively. Depreciation is included as part of “Occupancy and equipment” in the accompanying consolidated statements of operations. Impairment charges of $0.3 million, $1.2 million, and

$5.0 million were recorded for the years ended December 31, 2010, 2009 and 2008, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are recorded under the caption “Occupancy and equipment” in the accompanying consolidated statements of operations.

In accordance with FASB guidance on the Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the years ended December 31, 2010, 2009 and 2008, software development costs totaling $14.8 million, $15.5 million and $19.8 million, respectively, were capitalized. Amortization of software development costs totaled $11.9 million, $13.4 million, and $15.3 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

13.	Goodwill and Other Intangible Assets, Net

In August 2010, the Company completed the acquisition of various assets and businesses of Mint Partners and Mint Equities (“Mint Partners”), a British financial institution and interdealer broker with offices in London, Dubai and New York. The total purchase price of Mint Partners was $11.2 million. The excess purchase price over the fair value of the tangible assets acquired and the liabilities assumed of $8.0 million has been recorded as goodwill. The Company expects to finalize its analysis of the intangible assets acquired during the first six months of 2011 and therefore adjustments to goodwill may occur. The acquisition price includes shares with an approximate fair value of $3.2 million and REUs with an approximate fair value of $3.6 million that may be issued contingent on certain revenue targets being met.

In June 2009, the Company acquired all of the outstanding shares of Liquidez Distribuidora de Títulos e Valores Mobiliários Ltda. (“Liquidez”). The purchase price for Liquidez is $15.6 million plus an additional contingent payment subject to achievement of certain profit targets through 2013. As part of the purchase price, the Company issued an aggregate of 1,750,000 limited partnership units to certain shareholders of Liquidez, a portion of which will or have become exchangeable into shares of the Company’s Class A common stock with an approximate fair value of $2.3 million. An additional 250,000 limited partnership units were issued to brokers and accounted for as compensation. The goodwill attributed to this acquisition was $12.0 million.

The results of operations of Mint Partners and Liquidez have been included in the Company’s consolidated financial statements subsequent to the date of the acquisition.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

The changes in the carrying amount of goodwill for the year ended December 31, 2010 were as follows (in thousands):

December 31, 2010
Balance at December 31, 2009	$77,118
Mint Partners acquisition	7,986
Reclass to intangibles (Liquidez)	(2,830)
Other	579

Balance at December 31, 2010	$82,853

Other intangible assets consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Definite life intangible assets:
Patents	$37,278	$36,364
Customer base/relationships	15,603	15,076
Internally developed software	5,722	5,722
All other	5,337	2,958

Total gross definite life intangible assets	63,940	60,120
Less: accumulated amortization	(51,837)	(47,708)

Net definite life intangible assets	12,103	12,412

Indefinite life intangible assets:
Horizon license	1,500	1,500

Total net intangible assets	$13,603	$13,912

Amortization expense was $4.1 million, $4.6 million and $4.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Intangible amortization is included as part of “Other expenses” in the accompanying consolidated statements of operations. The estimated aggregate amortization for each of the next five fiscal years is as follows: $3.6 million in 2011, $2.9 million in 2012, $2.2 million in 2013, $1.0 million in 2014 and $2.4 million thereafter.

14.	Notes Payable and Collateralized Borrowings

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes (the “Senior Notes”) to a number of investors. The Senior Notes incurred interest semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision, as discussed in Note 10—“Related Party Transactions”). The Senior Notes matured on April 1, 2010.

The Company recorded interest expense related to the Senior Notes of $1.9 million, $7.8 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010.

The Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The Convertible Notes bear an annual interest rate of 8.75%, which are payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are convertible into 21.8 million shares of Class A common stock at a conversion price of $6.88. The Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

The Company recorded interest expense related to the Convertible Notes of $9.8 million for the year ended December 31, 2010.

The conversion rate of the BGC Holdings Notes into BGC Holdings exchangeable limited partnership interests and the conversion rate of the BGCP Notes into shares of Class A common stock are subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement is repayable in 36 consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the secured loan was $11.6 million and $17.6 million as of December 31, 2010 and 2009, respectively. The value of the fixed assets pledged was $9.6 million and $16.1 million as of December 31, 2010 and 2009, respectively. The secured loan is guaranteed by the Company. The Company recorded interest expense related to the secured loan arrangement of $1.2 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively.

On various dates during the year ended December 31, 2010, the Company sold certain furniture, equipment and software for $29.3 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $27.6 million as of December 31, 2010. The Company recorded interest expense of $0.3 million for the year ended December 31, 2010.

Because assets revert back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the accompanying consolidated balance sheet as a financing obligation, and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and Equipment” in the consolidated statements of operations.

15.	Compensation

Restructuring of Compensation Arrangements, Redemptions, and Related Charges

During March 2010, the Company began a global partnership redemption and compensation restructuring program to enhance the Company’s employment arrangements by leveraging the Company’s unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in limited partnership units and to other contractual modifications sought by the Company. Also as part of this program, the Company redeemed limited partnership interests for cash and/or other units and granted exchangeability to certain limited partnership interests. At the same time, the Company sold shares of Class A common stock under its controlled equity offering (see Note 4—“Earnings Per Share”). Additionally, during the year ended December 31, 2010, the Company completed a global compensation restructuring related to the modification of pre-merger contractual arrangements which accelerated the amortization of the associated deferred compensation expense.

In connection with the global partnership redemption and compensation restructuring program, the Company granted exchangeability on 6.8 million limited partnership interests for the year ended December 31, 2010. The related compensation expense of approximately $42.4 million for the year ended December 31, 2010 is included in “Compensation and employee benefits” in the consolidated statements of operations. As a result of the completion of the modification of pre-merger contractual arrangements, the Company recognized compensation expense of approximately $41.3 million during the year ended December 31, 2010.

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2007	342,325	$9.79
Granted	2,957,846	9.76
Less: Delivered units	959,119	11.56
Less: Forfeited units	234,536	11.35

Balance at December 31, 2008	2,106,516	$8.91	1.91
Granted	3,067,869	2.66
Less: Delivered units	1,273,601	9.07
Less: Forfeited units	283,271	6.31

Balance at December 31, 2009	3,617,513	$3.83	1.21
Granted	2,281,327	5.29
Less: Delivered units	1,178,496	5.17
Less: Forfeited units	448,915	4.78

Balance at December 31, 2010	4,271,429	$4.13	0.87

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

During the years ended December 31, 2010, 2009 and 2008, the Company issued 2,281,327, 3,067,869, and 2,957,846, respectively, of RSUs with aggregate estimated grant date fair values of $12.1 million, $8.2 million and $28.9 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses.

For RSUs that vested during 2010, 2009 and 2008, the Company withheld shares valued at $2.2 million, $1.8 million and $1.4 million, respectively to pay payroll taxes due at the time of vesting.

RSUs granted to employees and directors have historically vested in a range of one to three years from date of grant. RSUs granted to these individuals during 2010, 2009 and 2008 generally vest over a three-year period, with 33.3% vesting on each of the anniversary dates.

In certain regions, RSUs are issued with a two-year vesting period followed by a mandatory two-year holding period where the employee is prevented from selling their vested shares. For these awards, the company records amortization expense over the initial two-year vesting period. These awards vest 100% upon the second anniversary date.

As of December 31, 2010 and 2009 the aggregate estimated grant date fair value of outstanding RSUs was $17.6 million and $13.9 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $9.7 million, $15.2 million and $6.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2007	15,526,899	$14.63		$—
Granted	—	—
Less: Exercised options	145,525	8.07
Less: Forfeited options	327,869	14.16

Balance at December 31, 2008	15,053,505	$14.71		$—
Granted	—	—
Less: Exercised options	—	—
Less: Forfeited options	3,381,326	20.83

Balance at December 31, 2009	11,672,179	$12.92		$—
Granted	—	—
Less: Exercised options	96,610	8.10
Less: Forfeited options	1,196,029	18.60

Balance at December 31, 2010	10,379,540	$12.34		$6,626,196

Options exercisable at December 31, 2010	10,379,540	$12.34	3.25	$6,626,196

The Company did not grant any options during the years ended December 31, 2010, 2009 and 2008. During the years ended December 31, 2010, 2009 and 2008, the aggregate intrinsic value of options exercised was $0.3 million, $0.0 million and $0.5 million, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. Cash received from option exercises during 2010 was $0.5 million.

There was no compensation expense related to stock options before associated income taxes for the years ended December 31, 2010, 2009 and 2008, as all of these options vested in prior years.

The following table provides further details relating to the Company’s stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$5.10—$8.73	2,350,426	$5.50	1.40	2,350,426	$5.50
$8.74—$15.40	5,822,440	12.02	4.10	5,822,440	12.02
$15.41—$23.10	2,160,824	20.45	3.00	2,160,824	20.45
$23.11—$30.80	45,850	24.85	1.50	45,850	24.85

Total	10,379,540	$12.34	3.25	10,379,540	$12.34

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

As of December 31, 2010 and 2009, the estimated fair value of the grant units held by the Company’s employees was $2.9 million and $2.9 million. As of December 31, 2010 and 2009 the notional amount of grant units outstanding was $5.7 million and $6.4 million, respectively.

During the years ended December 31, 2010 and 2008, the Company recognized an expense of $0.1 million and $0.6 million, respectively, for the changes in estimated fair value of the grants units held by the Company’s employees. Non-cash compensation credit for the changes in estimated fair value for the year ended December 31, 2009 was $0.3 million.

For the year ended December 31, 2010, 2009 and 2008, the Company recorded an expense of $0.2 million, no expense and $0.1 million respectively relating to grant unit distributions. Grant unit distributions are included as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

BGC Holdings Limited Partnership Units

The Company provides limited partnership units in BGC Holdings, termed REUs, RPUs, PSUs or PSIs, to certain employees. These partnership units generally entitle the holder to participate in distributions of BGC Holdings’ income.

A summary of the activity associated with limited partnership units is as follows:

	Notional Value	Number of Units
Balance at December 31, 2007	—	—
Granted	$52,177,394	8,065,159
Less: Forfeited units	—	—
Less: Redeemed/Exchanged units	—	—

Balance at December 31, 2008	$52,177,394	8,065,159
Granted	58,006,257	19,266,147
Less: Forfeited units	2,525,171	565,138
Less: Redeemed/Exchanged units	—	—

Balance at December 31, 2009	$107,658,480	26,766,168
Granted	45,926,701	21,899,941
Less: Forfeited units	1,967,569	950,596
Less: Redeemed/Exchanged units	108,744,492	6,864,148

Balance at December 31, 2010	$42,873,120	40,851,365

The number of unvested limited partnership units as of December 31, 2010, 2009 and 2008 was 4,040,861, 17,061,375, and 6,024,339, respectively.

As of December 31, 2010, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 0.2 million. As of December 31, 2009, there were no limited partnership units exchangeable into Class A common shares at the discretion of the unit holder.

As of December 31, 2010 and 2009 the aggregate estimated fair value of the limited partnership units held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $8.7 million and $17.5 million, respectively. As of December 31, 2010 and 2009, the aggregate notional value of limited partnership units outstanding was $42.9 million and $107.7 million, respectively.

Compensation expense related to limited partnership units is recognized over the stated service period. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $4.5 million, $8.3 million and $6.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2007	1,986	$27.04
Granted	—	—
Less: Exercised warrants	—	—
Less: Forfeited warrants	—	—

Balance at December 31, 2008	1,986	$27.04
Granted	—	—
Less: Exercised warrants	—	—
Less: Forfeited warrants	—	—

Balance at December 31, 2009	1,986	$27.04
Granted	—	—
Less: Expired warrants	1,333	35.21
Less: Forfeited warrants	—	—

Balance at December 31, 2010	653	$10.36	0.63

The Company did not recognize any expense related to the business partner warrants for the years ended December 31, 2010, 2009 and 2008, respectively.

16.	Commitments, Contingencies and Guarantees

Operating Leases

The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2021. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2010 minimum lease payments under these arrangements are as follows (in thousands):

Net Lease Commitment
2011	$20,516
2012	18,560
2013	17,612
2014	14,941
2015	12,376
2016 and thereafter	32,984

Total	$116,989

The lease obligations shown above are presented net of payments to be received under a non-cancellable sub-lease. BGC Partners entered into a sub-lease agreement for the leasehold it vacated at One America Square in July 2005. The Company began to receive sub-lease rental payments under this arrangement in 2008. The total amount of sub-lease payments to be received is approximately $26.0 million over the life of the agreement.

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

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $25.6 million, $24.6 million, and $23.2 million, respectively. Rent expense is included as part of “Occupancy and equipment” on the accompanying consolidated statements of operations.

The following table summarizes certain of our contractual obligations at December 31, 2010 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$116,989	$20,516	$36,172	$27,317	$32,984
Notes payable and collateralized obligations(2)	189,258	15,168	22,512	151,578	—
Interest on note payable(2)	59,728	15,168	27,571	16,989	—

Total contractual obligations	$365,975	$50,852	$86,255	$195,884	$32,984

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space (Net of sub-lease payments to be received).
(2)	Notes payables and collateralized obligations reflect the issuance of $150.0 million of convertible notes, $11.6 million of a secured loan arrangement and $27.6 million of sale/leaseback transactions. (See Note 14—“Notes Payable and Collateralized Borrowings,” for more information regarding this long-term debt, including timing of payments.)

Contingencies

In the ordinary course of business, various legal actions are brought and are pending against the Company and its affiliates in the U.S. and internationally. In some of these actions, substantial amounts are claimed. The Company is also involved, from time to time, in reviews, examinations, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business, which may result in judgments, settlements, fines, penalties, injunctions or other relief. The following generally does not include matters that the Company has pending against other parties which, if successful, would result in awards in favor of the Company or its subsidiaries.

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

Thereafter, the Court granted eSpeed’s motion for directed verdict that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for a new trial. eSpeed’s remittitur motion was conditionally granted, and TT indicated by letter that it accepted the remittitur, which would reduce the principal amount of the verdict to $2,539,468. Although ultimately the Court’s “Final Judgment in a Civil Case” contained no provision for monetary damages, TT’s motion for pre-judgment interest was granted, and interest was set at the prime rate, compounded monthly. On May 23, 2008, the Court granted TT’s motion for a permanent injunction and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were assessed by the Court clerk in the amount of $3,321,776 against eSpeed. eSpeed filed a motion to strike many of these costs, which a magistrate judge said on October 29, 2010 should be assessed at $381,831. We have asked the district court to reduce that amount.

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

On February 3, 2010, TT filed another civil action against the Company in the Northern District of Illinois, alleging infringement of three additional patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411, by the eSpeedometer product. On June 24, 2010, TT filed a second amended complaint to add certain of our affiliates. The Company moved to dismiss the action on jurisdictional grounds.

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

The parties stipulated to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265)—two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA did consolidate them. BGC Partners and the employee filed their Statement of Answer and BGC’s Statement of Counterclaim. Tullett Liberty responded to BGC’s Counterclaim.

On October 22, 2009, Tullett Prebon plc (“Tullett”) filed a complaint in the United States District Court for the District of New Jersey against BGC captioned Tullett Prebon plc vs. BGC Partners, Inc. (the “New Jersey Action”). In the New Jersey Action, Tullett asserted claims relating to decisions made by approximately 81 brokers to terminate their employment with Tullett Subsidiaries and join BGC Partners’ affiliates. In its complaint, Tullett made a number of allegations against BGC related to raiding, unfair competition, New Jersey RICO, and other claims arising from the brokers’ current or prospective employment by BGC Partners’ affiliates. Tullett claimed compensatory damages against BGC in excess of $1 billion for various alleged injuries as well as exemplary damages. It also sought costs and an injunction against additional hirings.

In response to a BGC motion, Tullett filed its First Amended Complaint (the “Amended New Jersey Complaint”), which largely repeated the allegations of injury and the claims asserted in the initial complaint. The Amended New Jersey Complaint incorporates the damages sought in the FINRA Arbitration, repeats many of the allegations raised in the FINRA Arbitration and also references hiring of employees of Tullett affiliates by BGC Partners or BGC Partners’ affiliates overseas, for which Tullett and/or the Tullett Subsidiaries have filed suit outside of the United States, including one currently pending in the High Court in London and another commenced by a Tullett affiliate against seven of our brokers in Hong Kong, on which we may have certain indemnity obligations. In the London action, the High Court found liability for certain of BGC Partners’ actions, affirmed on appeal, and will hold a damages hearing thereafter. BGC Partners moved to dismiss the Amended New Jersey Complaint, or in the alternative, to stay the action pending the resolution of the FINRA Arbitration. In that motion, BGC Partners argued that Tullett lacked standing to pursue its claims, that the court lacked subject matter jurisdiction and that each of the causes of action in the Amended New Jersey Complaint failed to state a legally sufficient claim. On June 18, 2010, the District Court ordered that the First Amended Complaint be dismissed with prejudice. Tullett has appealed. Oral argument is tentatively scheduled for April 14, 2011. Tullett filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area. Tullett has agreed to add these claims to the FINRA Arbitration. Tullett and the Company have also agreed to join Tullett’s claims against BGC Capital Markets, L.P. to the FINRA Arbitration.

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

In November, 2010, our affiliates filed three proceedings against Tullett Prebon Information (C.I.) Ltd and certain of its affiliates. In these proceedings, our affiliates seek to recover hundreds of millions of dollars relating to Tullett’s theft of BGCantor Market Data’s proprietary data. BGCantor Market Data (and two predecessors in interest) seek contractual damages and two of our brokerage affiliates seek disgorgement of profits due to unfair competition.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which we transact, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2010, the Company was contingently liable for $1.6 million under these letters of credit.

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

17.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
U.S. federal	$1,863	$5,281	$3,831
U.S. state and local	655	906	569
Foreign	10,668	16,403	23,840
UBT	1,289	1,445	2,405

	14,475	24,035	30,645
Deferred:
U.S. federal	992	(603)	(2,848)
U.S. state and local	252	(94)	(661)
Foreign	(4,411)	313	(7,035)
UBT	235	24	14

Foreign	(2,932)	(360)	(10,530)

Provision (benefit) for income taxes	$11,543	$23,675	$20,115

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

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal income tax expense/(benefit) at 35% statutory rate	$19,920	$22,571	$3,421
Minority Interest	(2,205)	(1,364)
Incremental impact of foreign taxes comparted to Federal tax rate	(4,338)	639	(1,732)
Adjustment in valuation allowance	(4,853)	(2,746)	(2,803)
Permanent differences	4,217	2,858	2,106
State and local taxes	235	535	(150)
New York City Unincorporated Business Taxes	1,524	1,469	2,419
Deductible merger related legal fees	(1,382)
Federal/State tax benefit of research and development credit	(126)		(530)
Decrease in unrecognized tax benefit	(1,393)	—	—
Pre-merger losses disallowed			17,311
Other	(56)	(287)	73

Provision (benefit) for income taxes	$11,543	$23,675	$20,115

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009
Deferred tax assets
Fixed assets	$7,217	$2,905
Non-deductible warrant expense	206	4,866
Basis difference of investments	731	710
Non-employee stock options	479	466
Other deferred and accrued expenses	3,645	5,241
Foreign deferred and accrued expenses	(40)	(40)
Net operating loss and credit carry-forwards	35,984	34,616

Total deferred tax assets	48,222	48,764
Valuation allowance	(21,557)	(25,164)

Net deferred tax assets	26,665	23,600

Deferred tax liability
Software capitalization	4,239	3,829
Depreciation of fixed assets / Gain on replacements of assets	1,780	1,601
Other	31	30

Total deferred tax liability	6,050	5,459

Net deferred tax asset	$20,615	$18,141

The Company has net operating losses in various jurisdictions that will begin to expire in the year 2011. The Company’s U.S. Federal research and development credit carryforward will begin to expire in the year 2022. Net deferred tax assets are included as part of “Other assets” in the accompanying consolidated statements of financial condition.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the year ended December 31, 2010 is as follows (in thousands):

Amount
Balance, January 1, 2010 (excluding interest and penalties of $1.7 million)	$4,522
Increases for prior year tax positions	—
Decreases for prior year tax positions
Increases for current year tax positions	—
Settlements
Lapse of statute of limitations	(1,001)

Balance, December 31, 2010 (excluding interest and penalties of $1.4 million)	$3,521

The amount of unrecognized tax benefits at December 31, 2010 that, if recognized, would favorably affect the effective tax rate is $3.5 million. Such amount excludes $1.4 million of interest and penalties accrued in the statement of financial condition, of which ($.03) million was recognized in the current year.

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

Certain U.S. subsidiaries are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December, 31 2010, the U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the FSA and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of December 31, 2010, the European subsidiaries had financial resources in excess their requirements.

Certain other subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2010, $274.3 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $155.9 million.

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

Geographic Information

The Company offers products and services in the North America, South America, Europe, Asia (including Australia) and Middle East and Africa region (defined as the MEA region). Information regarding revenues for the years ended December 31, 2010, 2009 and 2008, respectively, and information regarding long-lived assets (defined as forgivable loans, fixed assets, net of accumulated depreciation, certain other investments, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in geographic areas as of December 31, 2010 and December 31, 2009, respectively, are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues:
United Kingdom	$570,058	$508,314	$567,706
United States	372,421	276,674	322,108
France	120,777	170,186	131,638
Asia	200,431	167,230	156,715
Other Europe/MEA	30,028	23,279	46,386
Other Americas	37,397	16,639	4,379

Total revenues	$1,331,112	$1,162,322	$1,228,932

	As of December 31,
	2010	2009
Long-lived assets:
United Kingdom	$151,132	$127,652
United States	169,399	176,763
France	11,706	15,178
Asia	44,229	40,450
Other Europe/MEA	3,509	3,955
Other Americas	21,128	16,899

Total long-lived assets	$401,103	$380,897

20.	Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows (in thousands):

	As of December 31,
	2010	2009
Other assets:
Prepaid expenses	$20,098	$18,387
Net deferred tax asset	20,615	18,141
Rent and other deposits	18,163	18,917
Other	9,829	10,344

Total other assets	$68,705	$65,789

	As of December 31,
	2010	2009
Accounts payable, accrued and other liabilities:
Taxes payable	$111,009	$137,099
Accrued expenses and other liabilities	145,014	119,353

Total accounts payable, accrued and other liabilities	$256,023	$256,452

21.	Subsequent Events

Fourth Quarter Dividend

On February 15, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share payable on March 11, 2011 to Class A and Class B common stockholders of record as of February 25, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, summarized, accumulated and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our 2010 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information as of March 4, 2011 regarding our directors and executive officers.

Name	Age	Title
Howard W. Lutnick	49	Chairman of the Board, Chief Executive Officer
Shaun D. Lynn	48	President
Stephen M. Merkel	52	Executive Vice President, General Counsel and Secretary
Anthony Graham Sadler	54	Chief Financial Officer
Sean A. Windeatt	37	Chief Operating Officer
Stephen T. Curwood	63	Director(1)(2)
John H. Dalton	69	Director(1)(2)
Barry R. Sloane	56	Director(1)(2)
Albert M. Weis	84	Director(1)(2)

(1)	Non-employee director
(2)	Member of the Audit and Compensation Committees

Each director shall serve until our next annual meeting of stockholders and each executive officer shall serve at the pleasure of our Board of Directors.

Howard W. Lutnick. Mr. Lutnick is the Chairman of our Board of Directors, a position in which he has served from June 1999 to the present. He served as Chief Executive Officer from June 1999 to April 1, 2008. He served as Co-Chief Executive Officer from April 1, 2008 until December 19, 2008, after which time he again served as sole Chief Executive Officer. Mr. Lutnick was our President from September 2001 to May 2004 and became our President again from January 2007 to April 1, 2008. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick’s company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Managers of Haverford College, the Board of Directors of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, the Executive Committee of the USS Intrepid Museum Foundation’s Board of Trustees, a member of the Board of Directors of the Solomon Guggenheim Museum Foundation, a member of the Board of Directors of the Horace Mann School and a member of the Board of Directors of the National September 11 Memorial & Museum. In addition, Mr. Lutnick is on the supervisory board of the Electronic Liquidity Exchange, a fully electronic futures exchange.

Shaun D. Lynn. Mr. Lynn has been our President since April 2008. Until that time, Mr. Lynn had been President of BGC Partners, L.P. since 2004 and served as Executive Managing Director of Cantor from 2002 to 2004. Mr. Lynn also served as Senior Managing Director of European Government Bonds and Managing Director of Fixed Income from 1999 to 2002. From 1989 to 1999, Mr. Lynn held various business management positions at Cantor and its affiliates. Prior to joining Cantor in 1989, Mr. Lynn served as a Desk Head for Fundamental Brokers International in 1989 and was Associate Director for Purcell Graham from 1983 to 1989. Mr. Lynn is on the supervisory board of the Electronic Liquidity Exchange.

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

Anthony Graham Sadler. Mr. Sadler has been our Chief Financial Officer since April 2009. Until that time, Mr. Sadler had been the Chief Financial Officer for Europe and Asia for both BGC Partners, Inc. and Cantor. From 1997 to 2008, Mr. Sadler held various positions in Bear Stearns, most recently serving as Chief Financial Officer and Chief Operating Officer of Bear Stearns-Europe from 2005 to 2008 and was a member of the European Executive Committee. Prior to that time, from 1983 to 1997, he was employed at Barclays Capital (and its predecessor de Zoete & Bevan) in a variety of finance positions, including two years as Director of Global Finance and two years as Divisional Director of the Markets Division. Mr. Sadler also trained with Peat Marwick Mitchell (now KPMG) in public accounting.

Sean A. Windeatt. Mr. Windeatt has been our Chief Operating Officer since January 2009. Mr. Windeatt has been Executive Managing Director and Vice President of BGC Partners since 2007 and served as a Director of Cantor Fitzgerald International from 2004 to 2007. Mr. Windeatt also served as a Business Manager and member of the finance department of Cantor Fitzgerald International from 1997 to 2003.

Stephen T. Curwood. Mr. Curwood has been a director of our company since December 2009. Mr. Curwood has been President of the World Media Foundation, Inc., a non-profit media production company, since 1992 and Senior Managing Director of SENCAP LLC, a New York and New Hampshire-based investment group, since 2005. Mr. Curwood has been a principal of Mamawood Pty Ltd., a media holding company based in Johannesburg, with investments in South Africa, since 2005. Mr. Curwood has also been a member of the Board of Managers of Haverford College since 2001, serving on the Investment Committee since 2003 and as chair of the Committee on Social Investment Responsibility since 2008. From 1996 to 2003, Mr. Curwood was a lecturer in Environmental Science and Public Policy at Harvard University. Mr. Curwood had been a trustee of Pax World Funds, a $2.5 billion group of investment funds focused on sustainable and socially responsible investments based in Portsmouth, New Hampshire, from 2007 until 2009. Mr. Curwood graduated from Harvard University in 1969. Mr. Curwood shared the Pulitzer Prize for Public Service as a writer for the Boston Globe in 1975, and is the recipient of numerous awards for the creation and hosting of the National Public Radio and Public Radio International program Living on Earth, including the Edward R. Murrow Award from the Radio and Television Directors Association, the David A. Brower Award of the Sierra Club, and the Global Green Award for Media Design from former Soviet Union President Mikhail Gorbachev.

John H. Dalton. Mr. Dalton has been a director of our company since February 2002. In January 2005, Mr. Dalton became the President of the Housing Policy Council of the Financial Services Roundtable, a trade association composed of large financial services companies. Mr. Dalton was President of IPG Photonics Corp., a company that designs, develops and manufactures a range of advanced amplifiers and lasers for the telecom and industrial markets, from September 2000 to December 2004. Mr. Dalton served as Secretary of the United States Navy from July 1993 to November 1998. He also serves on the Board of Directors of IPG Photonics Corp., Washington FirstBank, and Fresh Del Monte Produce, Inc., a producer and marketer of fresh produce.

Barry R. Sloane. Mr. Sloane has been a director of our company since September 2006. Mr. Sloane has been President and Chief Executive Officer of Century Bancorp, Inc. and Century Bank since May 2010. Previously he was Co-President and Co-Chief Executive Officer of Century Bancorp, Inc. since April 2006, and Co-President and Co-Chief Executive Officer of Century Bank since April 2005. Mr. Sloane is a Trustee and Treasurer of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, a Trustee of Beth Israel Deaconess Medical Center, a Trustee of the Savings Bank Employees Retirement Association and a Trustee of the Wheeler School.

Albert M. Weis. Mr. Weis has been a director of our company since October 2002. Mr. Weis has been President of A.M. Weis & Co., Inc., a money management company, since 1976. Mr. Weis was Chairman of the New York Cotton Exchange from 1997 to 1998, 1981 to 1983 and 1977 to 1978. From 1998 to 2000,

Mr. Weis was Chairman of the New York Board of Trade. From 1996 to 1999, Mr. Weis was a director and chairman of the Audit Committee of Synetic Inc., a company that designs and manufactures data storage products, and, from 1999 to 2001, he was a director and chairman of the Audit Committee of Medical Manager Corporation (successor to Synetic Inc.).

Meetings and Committees of our Board of Directors

Our Board of Directors held 10 meetings during the year ended December 31, 2010. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time.

Our Board of Directors has an Audit Committee. The members of the Audit Committee are currently Messrs. Curwood, Dalton, Sloane and Weis, all of whom qualify as “independent” in accordance with the published listing requirements of NASDAQ. The members of the Audit Committee also each qualify as “independent” under special standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by our Board to also meet the qualifications of an “audit committee financial expert” in accordance with the SEC rules. Messrs. Weis and Sloane are independent directors who have been determined to be “audit committee financial experts.” The Audit Committee operates pursuant to an Audit Committee Charter which is available at www.bgcpartners.com/legal/disclaimers/ or upon written request from BGC Partners free of charge.

The Audit Committee selects our independent registered public accounting firm (“our Auditors”), consults with our Auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our Auditors. The Audit Committee held 13 meetings during the year ended December 31, 2010.

During 2010, our Audit Committee engaged Ernst & Young, LLP (“Ernst & Young”) to be our Auditors for the year ending December 31, 2010. Ernst & Young was also approved to perform reviews, pursuant to Statement of Accounting Standards No. 71, of each of our quarterly financial reports for the year ending December 31, 2010, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve all audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, subject to the minimum exception for permitted non-audit services that are approved by the Audit Committee prior to completion of the audit.

Our Board of Directors also has a Compensation Committee. The members of the Compensation Committee are currently Messrs. Curwood, Dalton, Sloane and Weis, all of whom are non-employee directors. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the BGC Holdings, L.P. Participation Plan (the “Participation Plan”), our Second Amended and Restated BGC Partners, Inc. Long Term Incentive Plan (the “Equity Plan”) and our Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (the “Incentive Plan”). BGC Partners does not have a Compensation Committee charter. The Compensation Committee held 8 meetings during the year ended December 31, 2010.

During 2010, no director attended fewer than 75% of the total number of meetings of the Board of Directors and the committees of which he or she was a member.

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

With respect to qualifications of the members of the Board, the Board generally values the broad business experience and independent business judgment in the financial services or in other fields of each member. Specifically, with respect to Mr. Weis, the Board relies on his experiences as former chairman of commodities exchanges and his status as an “audit committee expert.” Mr. Sloane is qualified for the Board based on his experience as an executive of a publicly-traded bank. Mr. Dalton is qualified as a result of his long-time government and business experience. Mr. Curwood’s qualifications include his international business and financial experience.

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

Annual Meetings

The Board of Directors has not adopted any specific policy with respect to the attendance of directors at annual meetings of stockholders of the Company. At the 2010 annual meeting of stockholders, held on December 13, 2010, all of the Company’s directors were in attendance.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2010, to the best of our knowledge, all reports were filed on a timely basis.

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

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Our executive compensation program, which is under the direction and control of our Compensation Committee, is designed to integrate compensation with the achievement of our short-term and long-term business objectives and to assist us in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance. Different programs are geared to short-term and longer-term performance with the goal of increasing stockholder value over the long term.

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

We also believe that the compensation of our executive officers should not generally be based on the short-term performance of our Class A common stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long term, reflect our operating performance and, ultimately, the management of our Company by our executives. We believe that the long-term performance of our stock is reflected in executive compensation through our stock options, RSUs, limited partnership units and other equity and partnership awards.

On April 1, 2008, BGC Partners, LLC (referred to as “BGC Partners OldCo”) and eSpeed, Inc. merged. We sometimes refer to the Company after its merger with eSpeed as the “Combined Company.” Prior to the merger, compensation for the executive officers of eSpeed was determined by the Compensation Committee of eSpeed. Elements of compensation for the executive officers of the Combined Company who were executive officers of BGC Partners Oldco, but not also executive officers of eSpeed, were determined by Cantor and its affiliates. For individuals who were executive officers of both eSpeed and BGC Partners Oldco, the portion of such executive officer’s compensation paid by eSpeed was determined by eSpeed’s Compensation Committee and the portion of such executive officer’s compensation paid by BGC Partners OldCo was determined by Cantor and its affiliates. In some cases, executive compensation was paid at one rate by BGC OldCo and reduced to a rate established by the Special Committee effective as of the closing of the merger. This compensation structure was effective for 2008, but all executive compensation beginning in 2009 was determined by the Compensation Committee of the Combined Company. The Compensation Committee is aware that certain of our executive officers, including Mr. Lutnick, also receive compensation from our affiliates, including Cantor, but it generally does not specifically review the nature or amount of such compensation.

Our Board of Directors (and the Compensation Committee) determined that Messrs. Lutnick, Lynn, Merkel, Sadler and Windeatt were our executive officers for 2010.

Overview of Compensation and Processes

Executive compensation is composed of the following principal components: (i) a base salary, which is designed to attract talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive award under our Incentive Plan, which is intended to tie financial reward to the achievement of our short-term performance objectives; and (iii) a long-term incentive program under our Second Amended and Restated Long Term Incentive Plan (referred to as our “Equity Plan”) and the BGC Holdings Participation Plan, including options, RSUs, limited partnership units and other equity and partnership awards, which is designed to promote the achievement of long-term performance goals and to align the long-term interests of our executive officers with those of our stockholders. Each of these components of our executive compensation program is discussed below.

From time to time, we may restructure the existing compensation of our executive officers, as we did in March 2010 in the cases of Messrs. Lynn and Windeatt, and in December 2010, in the case of Messrs. Merkel and Sadler. These restructurings may include the redemption of outstanding limited partnership interests for cash and/or other units, as well as the grant of exchange rights for certain outstanding non-exchangeable interests. We may also adopt various policies related to such restructurings, including the grant of exchange rights in connection with a given executive officer’s non-exchangeable partnership units, as we did in December 2010 in the case of Mr. Lutnick. Our restructurings and policies to date have been intended to ensure that our executive compensation program in the future relies more heavily on PSUs, PSIs and similar units, and to enable our executive officers to monetize or otherwise acquire liquidity with respect to some or all of their outstanding non-exchangeable partnership units.

From time to time, we have also used employment agreements, including some with specified target or guaranteed bonus components, and discretionary bonuses to attract and retain talented executives, and we currently have employment agreements with our President, Mr. Lynn, our Chief Operating Officer, Mr. Windeatt, and our Chief Financial Officer, Mr. Sadler. Executive officers also receive health and dental insurance, life insurance, and disability coverage consistent with that offered to our other employees in the office in which such executive officer is primarily located.

Our Compensation Committee reviews and recommends to our Board of Directors that it approves the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers and otherwise administers our Incentive Plan and Equity Plan and the Participation Plan.

From time to time, our Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. In 2010, James F. Reda & Associates, LLC advised the Committee. The Committee retained the consultant to provide surveys and other information with respect to pay practices and compensation levels at our peer group and other companies, and the Committee discussed with the consultant the base salary amounts, bonuses and equity and partnership awards for our executive officers for 2010. The Committee does not attempt to benchmark our executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis.

We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentives for our executive officers to focus on long-term strategic goals as well as short-term performance. In determining the nature and amount of each element of our executive compensation program, our Compensation Committee considers a number of factors to determine the salary, bonus and other compensation to pay each executive officer, including performance in light of individual and corporate objectives. Individual objectives include performance of general management responsibilities; maintenance and development of customer relationships and satisfaction; managing acquisitions and strategic relationships; application of individual skills in support of short-term and long-term achievement of our objectives; and overall management leadership. In addition, corporate operating objectives are considered in determining compensation policies, including achievement of revenues and profitability goals; improvement in market position or other financial results or metrics reported by us; strategic business criteria, including goals relating to acquisitions; stock price; and other matters, including the executive officer’s role in the assessment and management of risk.

Our policy for allocating between currently paid and long-term compensation is to ensure adequate base compensation to attract and retain talented executive officers, while providing incentives to maximize long-term value for our Company and its stockholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward superior performance on an annual basis and in the form of bonuses for achievement of specific short-term goals or in the discretion of the Compensation Committee. We provide equity and partnership awards to reward superior performance against specific objectives and long-term strategic goals and to assist in retaining executive officers and aligning their interests with those of our Company and its stockholders.

Base salaries for the following year are generally set for our executive officers at the year-end meetings of our Compensation Committee or in the early part of the applicable year. At these meetings, the Committee also approves the incentive bonuses under our Incentive Plan and any discretionary bonuses for executive officers and grants RSUs, limited partnership units or other equity or partnership awards under our Equity Plan and the Participation Plan to our executive officers. At the year-end Compensation Committee meetings, our Chairman and Chief Executive Officer, Mr. Lutnick, makes compensation recommendations to the Committee with respect to the other executive officers. Such executive officers are not present at the time of these deliberations. Mr. Lutnick also makes recommendations with respect to his own compensation as Chief Executive Officer. The Committee deliberates on compensation decisions with respect to all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick, and separately in executive session with the compensation consultant engaged by the Committee as to all executive officers, including Mr. Lutnick. The Committee may accept or adjust Mr. Lutnick’s recommendations and makes the sole determination of the compensation of all of our executive officers.

During the first quarter of each fiscal year, it has been the practice of our Compensation Committee to establish annual incentive performance goals for executive officers under the Incentive Plan, although the practice of the Committee has been to retain negative discretion to reduce or withhold any bonuses earned at the end of the year. All executive officers in office at that time are eligible to participate in the Incentive Plan.

We provide long-term incentives to our executive officers through the grant of RSUs and other equity grants under our Equity Plan and limited partnership units and other partnership awards under the Participation Plan. In addition, executive officers may receive a portion of their Incentive Plan bonuses in equity or partnership awards, rather than cash. To date, grants under our Equity Plan and the Participation Plan that have vesting provisions have had time-based, rather than performance-based, vesting schedules, although both plans are flexible enough to provide for performance-based awards and we may grant such awards in the future.

In designing and implementing our executive compensation program, our Compensation Committee considers our Company’s operating and financial objectives, including our risk profile, and the effect that its executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business risk consistent with our overall goal of enhancing long-term stockholder value. In particular, the Committee considers those business risks identified in our risk factors and the known trends and uncertainties identified in our management discussion and analysis, and considers how our executive compensation program serves to achieve our operating and financial objectives while at the same time mitigating any incentives for our executive officers to engage in excessive risk-taking to achieve short-term results that may not be sustainable in the long term.

In attempting to strike this balance, our Compensation Committee seeks to provide our executive officers with an appropriately diversified mix of fixed and variable cash and non-cash compensation opportunities, time-based and performance-based awards, and annual and long-term incentives. In particular, our performance-based bonuses under our Incentive Plan have focused on a mix of Company-wide and product-specific operating and financial metrics, in some cases based upon our absolute performance and in other cases based upon our performance relative to our peer group. In addition, our Incentive Plan award opportunities provide for the exercise of considerable negative discretion by the Committee to reduce, but not increase, amounts granted to our executive officers under the Plan, and to take individual as well as corporate performance into account in exercising that discretion. Further, the Committee retains the discretion to pay out any amounts finally awarded under the Plan in equity or partnership awards, including RSUs and limited partnership units, rather than cash, and to include restrictions on vesting and resale in any such equity or partnership awards.

In recent years, our Compensation Committee has eliminated the grant of options, limited the grant of RSUs and emphasized instead partnership unit awards, most recently PSUs, for our executive officers. In the Committee’s current view, PSUs provide the most appropriate long-term incentives to our executives.

After the merger in 2008, our Compensation Committee made considerable use of REUs granted under the Participation Plan as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of our executive officers with those of our long-term stockholders. REUs are non-transferable partnership interests in our BGC Holdings subsidiary, entitling the holder to quarterly distributions of our distributable earnings, with a post-termination payment amount equal to the value of one share of our Class A common stock on the date of grant. The post-termination payment amount of REUs has typically been subject to a three-year vesting schedule, and the holder is not entitled to the post-termination payment amount with respect to vested REUs until after he or she terminates as an employee. Even then, the post-termination amount is typically paid out over a four-year period, during which the payments are subject to forfeiture for the violation of non-competition, non-solicitation, confidentiality and other partnership covenants set forth in the BGC Holdings partnership agreement and in the award itself. The Committee, with the consent of Cantor, also has the discretion to cause the REUs to become exchangeable, on a one-to-one basis (subject to adjustment), through the grant of exchange rights for shares of our Class A common stock, which may be subject to further restriction on resale.

In 2010, we introduced PSUs, which are similar to REUs, including with respect to potential grants of exchange rights, except that they do not have a post-termination payment amount. Since PSU’s do not have a post-termination payment amount, they generally do not have a vesting schedule.

Our executive officers have much of their personal net worth in our shares, stock options, RSUs and limited partnership units. Messrs. Lynn and Windeatt hold founding partner units in BGC Holdings and Messrs. Lutnick and Merkel hold additional partnership interests in our parent Cantor, which, through ownership of both shares of our Class A and Class B common stock and exchangeable partnership interests in BGC Holdings, owns a 39.6% economic interest in our Company’s operations. While we do not have a general compensation recovery or “clawback” policy, and do not require our executive officers to meet general share ownership or hold-through-retirement requirements, our Compensation Committee believes that our mix of compensation elements, the design features of our Incentive Plan, and our substantial use of REUs and PSUs described above help to ensure that our executive officers focus on the long-term best interests of our Company and its stockholders, with appropriate incentives to avoid taking excessive risks in pursuit of unsustainable short-term results.

In determining the allocation between current and long-term compensation for a given executive officer, our Compensation Committee may also take into consideration tax and other rules in the jurisdiction where such executive officer resides. This is of particular importance with respect to our executive officers who reside overseas, and both our Equity Plan and the Participation Plan are flexible enough to provide for the creation of sub-plans to address specific country situations.

We generally intend that compensation paid to our Chief Executive Officer and our other executive officers not be subject to the limitation on tax deductibility under Section 162(m) of the U.S. Internal Revenue Code of 1986, which we refer to as the “Code,” so long as this can be achieved in a manner consistent with our Compensation Committee’s other objectives. Subject to certain exceptions, Section 162(m) eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1 million, unless the payments are qualified “performance-based” compensation as defined in Section 162(m). We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain performance-based exemptions in Section 162(m).

However, the Compensation Committee retains negative discretion to reduce or withhold performance-based compensation to our executive officers and also reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate, after taking into consideration changing business conditions or the executive officer’s individual performance.

Our management and our Compensation Committee recognize that we are subject to certain FASB guidance on share-based awards and other accounting charges with respect to the compensation of our executive officers and other employees. However, our management and the Committee do not believe that these accounting charges should not necessarily determine the appropriate types and levels of compensation to be made available. Where material to the Committee’s decisions, these accounting charges will be described in our compensation discussion and analysis, compensation tables and related narratives.

Our Compensation Committee may grant equity and partnership awards to our executive officers in a variety of ways under our Equity Plan and the Participation Plan, including equity grants under our Equity Plan and equity and non-equity grants in the form of partnership unit awards under the Participation Plan. Grants of such awards may have different accounting treatment and may be reported differently in the compensation tables and related narratives depending upon the type of award granted and how and when it is granted.

Base Salary

We believe that the retention of our existing executive officers who have developed the skills and expertise required to successfully lead our organization is vital to our competitive strength. We further believe that attracting other key employees who can supplement the efforts of our existing executives is absolutely critical.

To this end, it is our policy to generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including Compagnie Financiere Tradition, GFI Group Inc., ICAP plc and Tullett Prebon plc. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we have not traditionally engaged in benchmarking. Our executive officers receive base salaries intended to reflect their skills, expertise and responsibilities. Subject to any applicable employment agreements, base salaries and subsequent adjustments, if any, will be reviewed and approved by our Compensation Committee annually, based on a variety of factors, which may include, from time to time, a review of relevant salaries of executives at our peer group of companies and others and each executive officer’s individual performance for the prior year, including each executive officer’s experience and responsibilities.

Base Salaries for 2010

Base salary rates for 2010 were established in December 2009 by our Compensation Committee and were continued at $1,000,000 each for Messrs. Lutnick, Lynn and Merkel. The base salary rates for 2010 for each of Messrs. Windeatt and Sadler were increased to £275,000 ($444,084 as of January 1, 2010) in order to reflect their additional responsibilities and value to the Company.

In 2010, Mr. Lutnick and Mr. Merkel spent approximately 50% of their time on Company matters, although these percentages have varied depending upon business developments at the Company or Cantor or any of their affiliates. Messrs. Lynn and Windeatt each spent 100% of their time on Company matters. Mr. Sadler spent approximately 75% of his time on Company matters. A portion of Mr. Sadler’s compensation was charged out to other entities that he supports.

Base Salaries for 2011

In setting base salary rates for 2011, the Compensation Committee considered the qualifications, experience and responsibilities of our executive officers. Base salary rates for 2011 were established in December 2010 by the Committee and were continued at $1,000,000 each for Messrs. Lutnick, Lynn and Merkel and continued at

£275,000 ($444,084 as of January 1, 2011) for Mr. Sadler. The base salary rate for Mr. Windeatt was increased to £325,000 ($515,385 as of January 1, 2011) in part to reflect the elimination for 2011 of the car allowance, car insurance allowance, and apartment payments which Mr. Windeatt had previously received.

We currently expect that, in 2011, Mr. Lutnick and Mr. Merkel will each spend approximately 50% of their time on Company matters, although these percentages will continue to vary depending upon business developments at the Company or Cantor or any of their affiliates. Messrs. Lynn and Windeatt are each expected to spend nearly 100% of their time on Company matters. Mr. Sadler is expected to spend 75% of his time on Company matters. A portion of Mr. Sadler’s compensation will be charged out to other entities that he supports.

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

Each year, our Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for each performance period. These performance criteria, which may vary from participant to participant, will be determined by the Committee and may be based upon one or more of the following financial performance measures:

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

The actual Incentive Plan bonus awarded to any given participant at the end of a performance period is based upon the extent to which the applicable performance goals for such performance period are achieved, subject to the exercise of negative discretion by the Committee, and may be paid in cash or in equity or partnership awards.

In addition, from time to time, our Compensation Committee may provide for target or guaranteed bonuses in employment agreements in order to attract and retain talented executives, or may grant ad hoc discretionary bonuses when an executive officer is not eligible to participate in the Incentive Plan award opportunities for that performance period or when it otherwise considers such bonuses to be appropriate. Such bonuses may also be paid in cash or in equity or partnership awards.

Incentive Plan Bonus Goals for 2010

In the first quarter of 2010, our Compensation Committee determined that the executive officers of the Company, including Messrs. Lutnick, Lynn, Merkel, Windeatt and Sadler, would be participating executives for 2010 in our Incentive Plan. The Committee used the same performance criteria for all executive officers and set 2010 bonus opportunities at a maximum of $10,000,000, which was the maximum annual amount allowed for 2010 for each individual pursuant to the terms of the Incentive Plan, provided that (i) the Company achieves operating profits or distributable earnings for 2010, as calculated on substantially the same basis as the Company’s earnings release for 2009, or (ii) the Company achieves improvement or percentage growth in gross revenue or total transaction volumes for any product as compared to 2009 over any of its previously identified peer group members, as reported in the Company’s 2010 earnings release and compared to the most recently available peer group information. The Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including other discretionary bonuses or equity or partnership awards granted to the individual, regardless of whether the pre-set performance goals were achieved. In addition to the Incentive Plan bonuses described above, during 2010 the executive officers were also eligible for additional incentive compensation, including discretionary bonuses and equity and partnership awards.

Bonuses Awarded for 2010

In December 2010, having determined that both pre-set performance goals established in the first quarter of 2010 were expected to be met for 2010, the Compensation Committee awarded Mr. Lutnick a bonus under the Incentive Plan of $9,750,000, paid $2,000,000 in cash and $7,750,000 in a partnership award, represented by 914,995 non-exchangeable PSUs. The Compensation Committee awarded Mr. Lynn a bonus under the Incentive Plan of $6,250,000, paid $1,000,000 in cash and $5,250.000 in a partnership award, represented by 619,835 non-exchangeable PSUs. The Compensation Committee awarded Mr. Windeatt a bonus under the Incentive Plan of £625,000 ($991,125 on December 13, 2010) paid £100,000 ($158,580 as of December 13, 2010) in cash and £525,000 ($832,545 as of December 31, 2010) in a partnership award, represented by 98,294 non-exchangeable PSUs. The Compensation Committee awarded Mr. Sadler a bonus under the Incentive Plan of £325,000 ($515,385 as of December 13, 2010) paid £25,000 in cash ($39,645 as of December 13, 2010) and £300,000 in a partnership award ($475,740 on December 13, 2010), represented by 56,168 non-exchangeable PSUs. The Committee awarded Mr. Merkel a bonus under the Incentive Plan of $1,500,000, paid $500,000 in cash and $1,000,000 in a partnership award, represented by 150,137 non-exchangeable PSUs.

The Compensation Committee awarded bonuses for 2010 under the Incentive Plan based upon expected achievement of both pre-set performance goals established in the first quarter of 2010. Variations in bonus awards for individual executive officers were based upon the Committee’s exercise of negative discretion. In exercising its discretion, the Committee considered, as to each individual, the executive officer’s responsibilities, general performance, quality of work, management and motivation of employees and other factors relevant to the individual officer, including participation in certain significant initiatives in 2010, and the general status of the economy, the performance of the Company and trends in the marketplace. In particular, for 2010, the Compensation Committee considered the pay practices of the Company’s peer group, including a compensation survey and an opinion prepared by James F. Reda & Associates, LLC, the compensation consultant, changes in pre-tax operating earnings per share from the prior year, individual contributions toward achievement of strategic goals, our overall financial and operating results and the increase in the Company’s stock price.

The Compensation Committee also noted that for 2010, the Company’s total return (stock price appreciation assuming dividend reinvestment) was 94% versus 23% for four of its publicly-traded peers (GFI, ICAP, Tullett Prebon, and Compagnie Financière Tradition). BGC’s 94% total return was also much higher than that for certain relevant indices in 2010, such as the S&P 500 Index (15% total return), the Dow Jones U.S. Select Investment Index (up 4%), the NYSE Arca Securities Broker/Dealer Index (up 7%), and the Dow Jones Global Exchanges Index (up 7%).

In determining the 2010 Incentive Plan bonus for Mr. Lutnick, the Compensation Committee focused specifically on changes in our pre-tax operating earnings and distributable earnings from 2009 to 2010. In awarding Mr. Lutnick a $9,750,000 bonus under the Incentive Plan for 2010, compared to the $7,500,000 that he received for 2009, the Compensation Committee considered our overall improved performance in 2010 as compared to 2009. In awarding Mr. Lynn a $6,250,000 bonus under the Incentive Plan for 2010, compared to the $3,000,000 that he received for 2009, the Compensation Committee considered our improved 2010 operating results and strong record for the year in acquisitions and broker hires and management. With respect to Mr. Merkel, in awarding him a 2010 bonus under the Incentive Plan of $1,500,000, compared to the $1,000,000 that he received for 2009, the Compensation Committee considered our improved 2010 operating results and his significant role in managing various legal matters and acquisitions in which the Company was engaged in 2010. In awarding Mr. Windeatt a £625,000 bonus under the Incentive Plan for 2010, compared to the £500,000 that he received for 2009, the Compensation Committee considered our improved 2010 operating results and his significant role in managing brokers and acquisitions. In awarding Mr. Sadler a £325,000 bonus under the Incentive Plan for 2010, compared to a £230,000 bonus that he received for 2009, the Compensation Committee considered our improved 2010 operating results and his strong leadership in building our finance department. Mr. Sadler was not eligible for an Incentive Plan award for 2009.

The amounts related to PSUs above are based on the stock price of our Class A common stock as of the date the award was granted. For U.S. GAAP purposes, a compensation charge is recorded on PSUs and PSIs if and when a right of exchange is granted on the units and the charge is based on the stock price of our Class A common stock on the date the right of exchange is granted. Additionally, when the exchange actually occurs, a tax deduction is allowed equal to the fair market value at the date of exchange which reduces our actual cash tax expense.

For 2010, our Compensation Committee did not award any discretionary cash bonuses, or partnership unit awards in lieu of cash bonuses, to any of our executive officers. During 2010, the Committee did approve various compensation restructurings for Messrs. Lynn, Merkel, Windeatt and Sadler and a new exchange rights policy for Mr. Lutnick, as discussed below.

For 2009, our Compensation Committee awarded discretionary cash bonuses, or partnership unit awards in lieu of cash bonuses, to Messrs. Lynn, Windeatt, and Sadler. In March 2010, the Committee awarded Mr. Lynn a discretionary bonus for 2009 of $1,250,000, paid $625,000 in cash and $625,000 in the form of 109,649 non-exchangeable PSUs, in addition to the $3,000,000 Incentive Plan award for 2009 that he received in February 2010. In January 2009, Mr. Windeatt received a discretionary bonus for 2009 of $161,802, in the form of 58,624 non-exchangeable REUs, with an aggregate post-termination payment amount of $161,802, upon his appointment as an executive officer effective January 1, 2009. In March 2010, the Committee awarded Mr. Sadler a discretionary bonus for 2009 of £230,000 ($345,345 as of March 19, 2010), paid $210,210 in cash and $135,135 in the form of 23,708 non-exchangeable PSUs. Mr. Sadler, who was not eligible to participate in the Incentive Plan for 2009, received his discretionary bonus for his performance from April 2, 2009 through the end of the year.

In 2010, the Incentive Plan cash bonuses for individual executive officers as a percentage of the overall total cash compensation paid to such executive officers by the Company was 67% to Mr. Lutnick, 50% to Mr. Lynn, 33% to Mr. Merkel, 8% to Mr. Sadler, and 27% to Mr. Windeatt.

Equity and Partnership Awards

It is our general policy to award RSUs, limited partnership units and other equity or partnership awards to our executive officers in order to align their interests with those of our long-term investors and to help attract and retain qualified individuals. Our Equity Plan and the Participation Plan are designed to reward and motivate employees and to provide us with optimal flexibility in the way that we do so. Our Equity Plan permits our Compensation Committee to grant stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents, and other stock-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding partner units. Our Equity Plan, as amended and restated, was most recently approved by our stockholders at our 2009 Annual Meeting of Stockholders on December 14, 2009. The Participation Plan provides for the grant or sale of BGC Holdings limited partnership units. The total number of BGC Holdings limited partnership units issuable under the Participation Plan will be determined from time to time by our Board of Directors, provided that exchange rights for units representing the right to acquire shares of our Class A common stock may only be granted pursuant to other stock-based awards granted under our Equity Plan. Partnership units in BGC Holdings are entitled to participate in quarterly distributions of distributable earnings from BGC Holdings. We view these incentives as an effective tool in motivating, rewarding and retaining our executive officers.

We intend that our Equity Plan and the Participation Plan will be the primary vehicles for offering long-term equity and partnership awards to motivate and reward our executive officers, including where our Compensation Committee pays bonuses under the Incentive Plan and discretionary bonuses in the form of equity or partnership awards under the Equity Plan or Participation Plan, as discussed above, or where the Compensation Committee restructures the compensation of our executive offices, as discussed below.

In addition to equity and partnership awards granted in payment of Incentive Plan and discretionary bonus amounts and compensation restructurings, the Compensation Committee may grant equity and partnership awards to our executive officers in a specified number of awards based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain our long-term goals. However, there is no set formula for the granting of such awards to individual executive officers.

We regard our equity and partnership award program as a key retention tool. This is a very important factor in our determination of the type of award to grant and the number of any underlying shares covered by the award. We believe that awards for our executive officers will have the long-term effect of maximizing our stock price and stockholder value.

We also believe that it is important that we have available various forms of equity and partnership awards in order to motivate, reward and retain our executive officers, and our Compensation Committee retains the right to grant a combination of forms of equity and partnership awards under our Equity Plan and the Participation Plan to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of awards. The Compensation Committee has also granted authority to Mr. Lutnick, our Chairman and Chief Executive Officer, to grant awards to non-executive officer employees of our Company under the Equity Plan and Participation Plan and to establish sub-plans for such persons.

In prior years, our Compensation Committee has granted RSUs under the Equity Plan, rather than options, and REUs and PSUs under the Participation Plan, to our executive officers. RSUs generally have dividend equivalents beginning with the first full quarter in which they are outstanding, although certain grants may have different terms and certain sub-plans may be established from time to time in different jurisdictions to comply with local law. Executive officers and other employees are also expected to be granted limited partnership units, under the Participation Plan, or offered the opportunity to make contributions to BGC Holdings in exchange for partnership units. To the extent that such partnership units or founding partner units are granted exchange rights for shares of our Class A common stock, the shares are provided pursuant to grants of other stock-based awards under our Equity Plan. Partnership units in BGC Holdings are generally entitled to participate in quarterly distributions of distributable earnings from BGC Holdings. Our Compensation Committee and Mr. Lutnick will have the discretion to determine the price of any purchase right for partnership units, which may be set at preferential or historical prices that are less than the prevailing fair market value of our Class A common stock. These partnership units are generally granted and priced on the same date and terms. In recent years the grants to executive officers have been made at the end of the calendar year and grants to other employees have been made in February of the following year, although the Compensation Committee and Mr. Lutnick retain discretion to provide for different terms for individual situations, and from time to time the Company may offer compensation enhancements or modifications to employees that it does not offer to its executive officers.

No options or RSUs were granted to our executive officers in 2010. In addition, during 2010, no REUs were granted. Rather, PSUs were awarded to pay a portion of each executive officer’s Incentive Plan bonus for 2010 and in the restructuring of the compensation of certain executive officers, as discussed below.

Timing of Awards

Equity and partnership awards to our executive officers that are in payment of Incentive Plan or discretionary bonuses are typically granted annually in conjunction with the Compensation Committee’s review of Company and individual performance of our executive officers, although interim grants may be considered and approved from time to time. The Committee’s annual review generally takes place at year-end meetings, which are generally held in December each year, although the reviews may be held at any time and from time to time throughout the year. From time to time, grants to executive officers may be made on a mid-year or other basis in the event of business developments, changing compensation requirements or other factors, in the discretion of the Compensation Committee. Our policy has generally been to award year-end grants to all employee recipients on the same date and at the same price as grants to our executive officers although to the extent that non-executive compensation decisions are made at later times, as was the case for 2009 and 2010, the dates of grants may differ. Grants, if any, to newly hired employees are effective on the employee’s first day of employment.

The exercise price of all stock options is set at the closing price of our Class A common stock on NASDAQ on the date of grant. With respect to limited partnership units and other equity or partnership awards, grants are generally made based on a dollar value, and, where applicable, the number of units is determined using the closing price of our Class A common stock on NASDAQ on the date of grant or on a future defined date.

2010 Compensation Restructurings and Exchange Policy Adopted in 2010 for Mr. Lutnick

During March 2010, we began a global partnership redemption and compensation restructuring program to enhance our employment arrangements by leveraging our unique partnership structure. Under this program, participating partners generally agreed to extend the lengths of their employment agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by us. Also as part of this program, we redeemed limited partnership interests for cash and/or other units and granted exchange rights to certain non- exchangeable units. Additionally, during 2010, we completed a global compensation restructuring program related to the modification of pre-merger contractual arrangements which accelerated the amortization of the associated deferred compensation expense.

At the same time as these programs, we restructured the compensation of two of our executive officers, Messrs. Lynn and Windeatt. In March 2010, our Compensation Committee approved the action of Cantor, as Majority in Interest Exchangeable Limited Partner under the BGC Holdings, L.P. Amended and Restated Agreement of Limited Partnership, to accelerate the vesting of exchangeability of 406,359 exchangeable founding partner units held by Mr. Lynn, which vesting would otherwise have occurred on April 1, 2010. In addition, on March 26, 2010, the Company repurchased from Mr. Lynn 500,000 shares of our Class A common stock, which Mr. Lynn had acquired upon exchange of exchangeable founding partner units in February 2010, for an aggregate cash payment of $2,994,000, based on the per share closing price of our Class A common stock on such date.

Also on March 26, 2010, pursuant to a letter agreement between Mr. Lynn and the Company’s BGC Holdings subsidiary, BGC Holdings redeemed from Mr. Lynn all of Mr. Lynn’s 702,625 non-exchangeable REUs, which had an aggregate post-termination payment amount of $3,500,000 and were granted to him in April, September and December 2008, for an aggregate cash payment of $946,649 and an additional $3,260,670 award in the form of 544,534 non-exchangeable PSUs, based on the per share closing price of our Class A common stock on such date. Pursuant to the agreement, BGC Holdings also redeemed from Mr. Lynn 133,105 of the aggregate of 591,577 non-exchangeable PSUs granted to Mr. Lynn in February and March 2010 for an aggregate cash payment of $797,033 based on the per share closing price of our Class A common stock on such date. Mr. Lynn also entered into an amendment to his employment agreement, dated March 26, 2010, with the Company’s subsidiary, BGC Brokers L.P. Pursuant to the amendment, and in connection with the repurchase of Mr. Lynn’s shares and redemption of Mr. Lynn’s REUs and PSUs, Mr. Lynn acknowledged and agreed (i) that any contingent non-cash award payable to him pursuant to Section 3(d) of his employment agreement may be in the form of PSUs, and any grant to be awarded to him in 2010 and thereafter may be in the form of PSUs or such other award types as determined by us; and (ii) that the value of a PSU award shall be deemed to be the result of the number of units represented by the PSU award multiplied by the closing price of our Class A common stock on the date of the final determination of the award.

Pursuant to a letter agreement, dated March 29, 2010, between Mr. Windeatt and BGC Holdings, BGC Holdings redeemed from Mr. Windeatt all of Mr. Windeatt’s 70,424 non-exchangeable REUs, which had an aggregate post-termination payment amount of $282,157 and were granted to him in April 2008 and January 2009, for an aggregate cash payment of $94,880 and an additional $326,819 award in the form of 54,579 non-exchangeable PSUs. Pursuant to the agreement, BGC Holdings also redeemed from Mr. Windeatt 13,026 non-exchangeable founding partner units, which Mr. Windeatt had received in connection with the Company’s April 2008 merger, for an aggregate cash payment of $78,000 based on the per share closing price of our Class A common stock on such date. In addition, on March 19, 2010, our Compensation Committee approved an immediate cash payment to Mr. Windeatt of £110,000 ($165,165) in cancellation of the £220,000 ($330,330) to which Mr. Windeatt would otherwise have been entitled in 2010 pursuant to a salary modification arrangement entered into by Mr. Windeatt in 2007. Finally, the Committee approved a continuation of Mr. Windeatt’s car allowance, car insurance allowance, and apartment lease for 2010 in an aggregate amount not to exceed £65,000 ($97,598) or, in the alternative, a payment to him of such amount in cash.

In December 2010, our Compensation Committee approved the action of Cantor, as Majority in Interest Exchangeable Limited Partner under the BGC Holdings, L.P. Amended and Restated Agreement of Limited Partnership, to accelerate the vesting of exchangeability of 754,770 exchangeable founding partner units held by Mr. Lynn, which vesting would otherwise have occurred in one-third increments on April 1, 2014, 2015 and 2016, and authorized the redemption of such units for an aggregate pre-tax cash payment based on the ten-day average closing price of our Class A common stock, less 2%. Subsequently, on December 31, 2010, BGC Holdings redeemed from Mr. Lynn 350,000 of such units for an aggregate cash payment of $2,929,220. The remaining 404,770 of such units have not yet been redeemed.

In December 2010, the Compensation Committee also approved a letter agreement, dated December 15, 2010, between Mr. Windeatt and BGC Holdings. Pursuant to the letter agreement, BGC Holdings redeemed from Mr. Windeatt 50,000 non-exchangeable founding partner units, which Mr. Windeatt had received in connection with the Company’s April 2008 merger, for an aggregate pre-tax cash payment of $421,400, based on the five- day average closing price of our Class A common stock beginning on such date, less 2%.

In addition, pursuant to a letter agreement, dated December 15, 2010, between Mr. Sadler and BGC Holdings, BGC Holdings redeemed from Mr. Sadler 25,000 non-exchangeable PSUs, which had been granted to Mr. Sadler in March 2010, for an aggregate pre-tax cash payment of $210,700, based on the five-day average closing price of our Class A common stock beginning on such date, less 2%.

Finally, pursuant to a letter agreement, dated December 15, 2010, between Mr. Merkel and BGC Holdings, BGC Holdings redeemed 150,137 non-exchangeable REUs, which had an aggregate post-termination payment amount of $1,000,000 and which had been granted to Mr. Merkel in December 2008 and December 2009, for 150,137 non-exchangeable PSUs, 90,000 of which were redeemed from Mr. Merkel for an aggregate pre-tax cash payment of $758,520, based on the five-day average closing price of our Class A common stock beginning on such date, less 2%.

In December 2010, the Audit Committee and the Compensation Committee also approved a policy that gives Mr. Lutnick the same right, subject to certain conditions, to accept or waive opportunities that have previously been offered, or that may be offered in the future, to other executive officers to participate in any program to monetize or otherwise provide liquidity with respect to some or all of their non-exchangeable partnership units. Under the policy, Mr. Lutnick shall have the right to accept or waive in advance an opportunity to participate in any program that the Company may offer to any other executive officer (i) to have some or all of such officer’s outstanding non-exchangeable units redeemed for other non-exchangeable units, and (ii) to have some or all of such officer’s non-exchangeable units received upon such redemption either redeemed by BGC Holdings for cash equal to the 20-day average closing price for our Class A common stock, less 2% or, with the concurrence of Cantor, granted exchange rights for shares of our Class A common stock. In each case, Mr. Lutnick’s right to accept or waive any opportunity offered to him to participate in any such program shall be cumulative and shall be equal to the greatest proportion of outstanding units with respect to which any other executive officer has been or is offered any such opportunity. For 2010, the Compensation Committee offered to Mr. Lutnick the opportunity to participate in a program to (i) to have up to 979,725 outstanding non-exchangeable units redeemed for non-exchangeable PSUs, PSIs or future units and (ii) to have up to such number of non-exchangeable PSUs, PSIs or future units received upon such redemption either redeemed for cash, or with Cantor’s concurrence, granted exchange rights for shares of our Class A common stock. Mr. Lutnick waived such opportunity to participate. Under the policy, Mr. Lutnick shall again have the right to accept or waive the opportunity to participate in the program with respect to such proportion of his non-exchangeable limited partnership units if and when any additional opportunity is offered to any other executive officer, which additional opportunity Mr. Lutnick shall also have the right to accept or waive at that time, if and to the extent that such additional opportunity would equal or increase Mr. Lutnick’s then-unaccepted cumulative opportunity.

Perquisites

Historically, from time to time, we have provided certain of our named executive officers with perquisites and other personal benefits that we believe are reasonable. While we do not view perquisites as a significant element of our executive compensation program, we do believe that they can be useful in attracting, motivating and retaining the executive talent for which we compete. From time to time, these perquisites might include travel, transportation and housing benefits, particularly for executives who live overseas and travel frequently to our other office locations. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for our executive officers in appropriate circumstances, and we may consider their use in the future. All present or future practices executive officer perquisites will be subject to periodic review and approval by our Compensation Committee.

The perquisites and other personal benefits, if any, provided to our current named executive officers generally have not had an aggregate incremental cost to us per individual that exceeds $10,000. Certain executive officers working in our London headquarters have also received the use of parking spaces allocated to our headquarters lease, and in some cases, we have in the past provided to certain executive officers in London a car allowance, car insurance allowance and an apartment lease, which in certain circumstances has tax benefits to the employee in the U.K.

We offer medical, dental, life insurance and short-term disability to all employees on a non-discriminatory basis. Medical insurance premiums are charged to employees at varying levels based on total cash compensation, and all of our executive officers were charged at the maximum contribution level in light of their compensation. Certain of our executive officers living in London have in the past received certain additional private medical benefits.

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

Dated: March 11, 2011

THE COMPENSATION COMMITTEE

Barry R. Sloane, Chairman

John H. Dalton

Stephen T. Curwood

Albert M. Weis

Executive Compensation

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)(1)	(e) Stock Awards, REUs and Founding Partner Units ($)(2)	(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($)(3)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)(6)	(j) Total ($)
Howard W. Lutnick,	2010	1,000,000	—	—	—	9,750,000	—	—	10,750,000
Chairman of the Board and Chief Executive Officer	2009	1,000,000	—	—	—	7,500,000	—	—	8,500,000
	2008	2,000,000	3,000,000	3,000,000	—	4,500,000	—	—	12,500,000

Shaun D. Lynn,	2010	1,000,000	—	—	—	6,250,000	—	—	7,250,000
President	2009	1,000,000	1,250,000	—		3,000,000	—	—	5,250,000
	2008	1,113,750	1,000,000	3,850,000	—	3,495,000	—	—	9,458,750

Stephen M. Merkel,	2010	1,000,000	—	—	—	1,500,000	—	—	2,500,000
Executive Vice President, General Counsel and Secretary	2009	1,000,000	—	—	—	1,000,000	—	—	2,000,000
	2008	975,000	552,500	—	—	500,000	—	—	2,027,500

Sean A. Windeatt,	2010	423,500	—	—	—	991,125	—	97,598	1,512,223
Chief Operating Officer(4)	2009	310,040	161,802	—	—	750,750	—	84,352	1,306,944

A. Graham Sadler,	2010	423,500	—	—	—	515,385	—	—	938,885
Chief Financial Officer(5)	2009	232,530	345,345	69,205	—	—	—	—	647,080

(1)	The bonus amounts in column (d) for 2009 reflect a discretionary bonus to Mr. Lynn in March 2010 of $1,250,000, paid $625,000 in cash and $625,000 in the form of 109,649 non-exchangeable PSUs; a discretionary bonus to Mr. Windeatt in January 2009 of $161,802 in the form of 58,624 non-exchangeable REUs, with an aggregate post-termination payment amount of $161,802; and a discretionary bonus to Mr. Sadler in March 2010 of $345,345, paid $210,210 in cash and $135,135 in the form of 23,708 non-exchangeable PSUs. The bonus amounts for 2008 also reflect the following REU awards in payment of discretionary bonuses: Mr. Lutnick, a $2,000,000 award in the form of 350,263 non-exchangeable REUs; Mr. Lynn, a $500,000 award in the form of 87,566 non-exchangeable REUs; Mr. Merkel, a $427,500 award, in the form of 41,912 non-exchangeable REUs. The REUs awarded to Messrs. Lutnick and Lynn vested immediately upon grant, and the REUs awarded to Mr. Merkel vest ratably over a three-year period. More information with respect to REUs and RSUs is included in the footnotes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The bonus amounts for 2008 also reflect the following discretionary cash bonuses: Mr. Lutnick $1,000,000; Mr. Lynn $500,000; and Mr. Merkel, $125,000.
(2)	The amounts in column (e) reflect the grant date fair value of RSUs, REUs and founding partner units awarded for services to eSpeed or BGC Partners OldCo or the Combined Company pursuant to our Equity Plan, the Participation Plan or otherwise. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. The amounts for 2009 reflect the grant date fair value of 41,690 non-exchangeable REUs, which vest ratably over a three-year period, granted in March 2009 to Mr. Sadler, having a post-termination payment amount of $69,205.
(3)

The amounts in column (g) reflect the awards to the named executive officers under the Incentive Plan. For 2010, Mr. Lutnick’s Incentive Plan bonus was paid $2,000,000 in cash and $7,750,000 in the form of 914,995 non-exchangeable PSUs; Mr. Lynn’s Incentive Plan bonus was paid $1,000,000 in cash and $5,250,000 in the form of 619,835 non-exchangeable PSUs; Mr. Merkel’s Incentive Plan bonus was paid $500,000 in cash and $1,000,000 in the form of 118,064 non-exchangeable PSUs; Mr. Windeatt’s Incentive Plan bonus was paid $158,580 in cash

(£100,000) and $832,545 (£525,000) in the form of 98,294 non-exchangeable PSUs; and Mr. Sadler’s Incentive Plan bonus was paid $39,645 in cash (£25,000) and $475,740 (£300,000) in the form of 56,168 non-exchangeable PSUs. For 2009, Mr. Lutnick’s Incentive Plan bonus was paid $2,000,000 in cash and $5,500,000 in the form of 1,190,476 non-exchangeable REUs; Mr. Lynn’s Incentive Plan bonus was paid $1,000,000 in cash and $2,000,000 in the form of 481,928 non-exchangeable PSUs; Mr. Merkel’s Incentive Plan bonus was paid $500,000 in cash and $500,000 in the form of 108,225 non-exchangeable REUs; and Mr. Windeatt’s Incentive Plan bonus was paid $150,150 in cash and $600,600 in the form of 105,368 non-exchangeable PSUs.

(4)	Mr. Windeatt was appointed our Chief Operating Officer effective January 1, 2009. Mr. Windeatt’s base salary for 2009 was £200,000, and the $310,040 base salary reflected in the table was calculated using an exchange rate of $1.55, the average rate in effect for the period. Mr. Windeatt’s base salary for 2010 was £275,000, and the $423,500 base salary reflected in the table was calculated using an exchange rate of $1.54, the average rate in effect for the period.
(5)	Mr. Sadler was appointed our Chief Financial Officer on April 2, 2009. For all of 2009, Mr. Sadler’s base salary rate was £200,000, which equated to $310,040 using an exchange rate of 1.55, the average rate in effect for the period. The amount reflected as his base salary for 2009 is for the period April 2, 2009 through December 31, 2009. For 2010, Mr. Sadler’s base salary rate was £275,000, which equated to $423,500 using an exchange rate of $1.54, the average rate in effect for the period.
(6)	The amounts in column (i) do not include a cash payment of $165,165 (£110,000) to Mr. Windeatt in March 2010 in cancellation of the $330,330 (£220,000) to which Mr. Windeatt would otherwise have been entitled in 2010 pursuant to a salary modification arrangement entered into by Mr. Windeatt in 2007. During 2010, Mr. Windeatt was provided a car allowance, car insurance allowance, and an apartment lease in an aggregate amount of $97,598 (£65,000). During 2009, Mr. Windeatt was provided a car allowance and car insurance allowance having a value of approximately $19,864 and an apartment lease in the amount of approximately $64,488. The amounts paid were £12,814 and £41,600, respectively, and the above dollar amounts were calculated using exchange rates of 1.55 and 1.50, the average rate in effect for the respective periods.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2010:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)
Howard W. Lutnick	1/1/10	—	—	10,000,000	—	—	—	—	—	—	—
Shaun D. Lynn	1/1/10	—	—	10,000,000	—	—	—	—	—	—	—
Stephen M. Merkel	1/1/10	—	—	10,000,000	—	—	—	—	—	—	—
Sean A. Windeatt	1/1/10	—	—	10,000,000	—	—	—	—	—	—	—
A. Graham Sadler	1/1/10	—	—	10,000,000	—	—	—	—	—	—	—

(1)	The amounts in column (e) reflect the maximum individual payment under our Incentive Plan. During 2010, there were no specific minimum and target levels under the Plan. The $10,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2010, and our Compensation Committee retained negative discretion to award less than this amount even if the performance goals were met. Actual amounts paid (if any) to each named executive officer for 2010 are set forth in column (g) of the summary compensation table.

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options, REUs and founding partner units for each of the named executive officers as of December 31, 2010:

(a) Name	Option Awards					Grant Awards
	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units That Have Not Vested (#) (2)(3)	(h) Market Value of Shares or Units That Have Not Vested ($)(2)(3)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	1,500,000	—	—	5.10	10/19/2011	—	—	—	—
	1,000,000	—	—	14.39	12/9/2012	—	—	—	—
	1,000,000	—	—	21.42	12/9/2013	—	—	—	—
	1,000,000	—	—	13.00	12/20/2014	—	—	—	—
	250,000	—	—	8.42	8/22/2016	—	—	—	—
	800,000	—	—	8.80	12/15/2016	—	—	—	—
	1,000,000	—	—	10.82	12/28/2017	—	—	—	—
	—	—	—			2,449,313	20,353,791	—	—

Shaun D. Lynn	42,188	—	—	5.10	10/19/2011	911,129	7,571,482	—	—

Stephen M. Merkel	110,000	—	—	5.10	10/19/2011	—	—	—	—
	100,000	—	—	14.39	12/9/2012	—	—	—	—
	100,000	—	—	21.42	12/9/2013	—	—	—	—
	100,000	—	—	11.47	12/20/2014	—	—	—	—
	—	—	—	—	—	—	—	—	—

Sean A. Windeatt	—	—	—	—	—	—	—	—	—

A. Graham Sadler	—	—	—	—	—	—	—	—	—

(1)	All options listed above are fully vested.
(2)	The amounts shown include the following REUs awarded to Mr. Lutnick: 1,190,476 awarded on December 22, 2009, effective January 1, 2010, and 643,087 granted in December 2008, all of which vest over a three-year period, as well as REUs awarded to Mr. Lutnick: 265,487 granted upon the closing of the merger in April 2008 and 350,263 granted in September 2008, all of which vested immediately. None of the REUs shown has been granted exchangeability into shares of our Class A common stock.
(3)	The amounts shown also include the following founding partner units that were granted to Mr. Lynn upon the closing of the merger in April 2008. 200,000, which units were immediately granted exchangeability into shares of our Class A common stock on a one-for-one basis (subject to adjustment); 406,359, which units became exchangeable on the second anniversary of the merger in April 2010; and 404,770 which units were granted accelerated exchangeability in December 2010. The amounts shown also reflect the following founding partner units that were granted to Mr. Lynn (i) 600,000 upon closing of the merger in April 2008 of which 200,000 were granted exchangeability indirectly; (ii) 406,359 units which became exchangeable on the second anniversary of the merger in April 2010; and (iii) 404,770 units which were granted accelerated exchangeability in December 2010 (a total of 754,770 were granted accelerated exchangeability of which 350,000 were redeemed in December 2010). The amounts shown also reflect the redemption of 500,000 units that were redeemed in March 2010.

Option Exercises and Stock Vested

None of our named executive officers exercised any options in 2010, although Messrs. Lutnick, Lynn and Merkel have exercised options beginning in 2011. An aggregate of 3,268 RSUs held by our named executive officers vested during 2010 as follows:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)
Howard W. Lutnick	—	—	—	—
Shaun D. Lynn	—	—	—	—
Stephen M. Merkel	—	—	3,268	28,137
Sean A. Windeatt	—	—	—	—
A. Graham Sadler	—	—	—	—

(1)	Does not include the vesting of any outstanding REUs; such REUs are not yet exchangeable into shares of our Class A common stock.

Potential Payments Upon Change of Control

The following table provides information regarding the estimated amounts payable to the individuals named below upon either termination or continued employment upon a change of control, under their change of control and employment agreements, described below, as if such agreements were in effect and the change of control had occurred on December 31, 2010 (including Incentive Plan and discretionary bonuses paid in 2010 for 2010) and using the closing market price of our Class A common stock as of December 31, 2010:

Name	Base Salary ($)	Bonus ($)	Vesting of Equity Compensation ($)	Welfare Benefit Continuation ($)	Tax Gross-Up Payment ($)	Total ($)
Howard W. Lutnick
Termination of Employment	2,000,000	19,500,000	—	36,331	11,079,514	32,615,845
Extension of Employment	1,000,000	9,750,000	—	—	4,971,577	15,721,577

Shaun D. Lynn
Termination of Employment	2,000,000	12,500,000	—	2,473	—	14,502,473
Extension of Employment	1,000,000	6,250,000	—	—	—	7,250,000

Stephen M. Merkel
Termination of Employment	2,000,000	3,000,000	—	36,331	2,346,584	7,382,915
Extension of Employment	1,000,000	1,500,000	—	—	926,134	3,426,134

Change in Control Agreements

Each of Messrs. Lutnick and Merkel entered into change in control agreements with us on March 31, 2008, effective upon the closing of the merger on April 1, 2008. Under these agreements, if a change in control of the Company occurs (which will occur in the event that Cantor or one of its affiliates ceases to have a controlling interest in us) and Mr. Lutnick or Mr. Merkel elects to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to two times his annual base salary and the annual bonus paid or payable by us for the most recently completed year, including any bonus or portion thereof that has been deferred, and receive medical benefits for two years after the termination of his employment (provided that, if Mr. Lutnick or Mr. Merkel becomes re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits will be secondary to the latter). If a change in control occurs and Mr. Lutnick or Mr. Merkel does not so elect to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred, and receive medical benefits, provided that in the event that, during the three-year period following the change in control, such executive officer’s employment is terminated by us (other than by reason of his death or disability), he will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred. In each case, Mr. Lutnick and Mr. Merkel will receive full vesting of all options and RSUs. The agreements further provide for no duty of Mr. Merkel or Mr. Lutnick to mitigate amounts due by seeking other employment and provide for payment of legal fees and expenses as a result of any dispute with respect to the agreements. The agreements further provide for indemnification of the executives in connection with a challenge thereof. In the event of death or disability, or termination in the absence of a change in control, such executive officer will be paid only his accrued salary to the date of death, disability, or termination in the absence of a change in control. The agreements are terminable by the Company upon two years’ advance notice on or after the tenth anniversary of the closing of the merger. Mr. Lynn has change of control provisions in his employment agreement. See “Employment and Separation Agreements”.

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

The current employment agreement with Mr. Lynn has an initial six-year term and will thereafter be extended automatically for successive periods of one year each on the same terms and conditions unless either BGC Brokers or Mr. Lynn provides notice of non-renewal. Pursuant to his employment agreement, Mr. Lynn will receive a base salary of $1,000,000 per year, subject to annual review by the Compensation Committee, with a target bonus for each year during the term of the agreement of 300% of base salary. To the extent that he is eligible to receive a bonus, the first $1,000,000 of such bonus will be paid in cash, with the remainder, if any, to be paid in cash or a contingent non-cash grant, as determined by the Compensation Committee. The target bonus for Mr. Lynn will be reviewed annually by the Compensation Committee. In the event of a change of control of the Company (which will occur in the event that we are no longer controlled by Cantor or a person or entity controlled by, controlling or under common control with Cantor), the individual or entity that acquires control of us will have the option to either extend the term of Mr. Lynn’s employment for a period of three years from the date the change of control took effect (if the remaining term of his agreement at the time of the change of control is less than three years) or to terminate Mr. Lynn’s employment. If the term of Mr. Lynn’s employment is extended, Mr. Lynn will receive an amount equal to his aggregate compensation for the most recent full fiscal year in addition to any other compensation that Mr. Lynn may be entitled to under the agreement. If the continuing company opts to terminate Mr. Lynn’s employment, he will receive two times his aggregate compensation under the agreement for the most recent full fiscal year in full and final settlement of all claims. In each case, he will receive full vesting of all options and RSUs (unless otherwise provided in the applicable award agreement) and welfare benefit continuation for two years and a pro rata bonus for the year of termination. In addition, in the event that Mr. Lynn remains employed by BGC Brokers on the second anniversary of the change of control (unless he is not employed on such date solely as a result of dismissal by BGC Brokers under circumstances that constitute a fundamental breach of contract by BGC Brokers), Mr. Lynn will receive an additional payment equal to the payment he received at the time of the change of control. Upon death, disability or termination in the absence of a change of control, Mr. Lynn will be paid only accrued salary to the date of death, disability or termination.

On March 26, 2010, Mr. Lynn entered into an amendment to his employment agreement. Pursuant to the amendment, Mr. Lynn acknowledged and agreed (i) that any contingent non-cash award payable to him pursuant to Section 3(d) of his employment agreement may be in the form of PSUs, and any grant to be awarded to him in

2010 and thereafter may be in the form of PSUs or such other award type as determined by us; and (ii) that the value of a PSU award shall be deemed to be the result of the number of units represented by the PSU award multiplied by the closing price of the Company’s Class A common stock on the date of the final determination of the award.

Mr. Windeatt has a standard employment agreement pursuant to which he is paid £200,000 ($310,040) per year in 2010. In 2010, we provided to Mr. Windeatt a car allowance, car insurance allowance, and an apartment lease in the amount of approximately £65,000 ($97,598) . The apartment lease was an agreement between us and Mr. Windeatt’s landlord in which we paid the lease amount on behalf of Mr. Windeatt for the period of the lease. Mr. Windeatt paid for such items in 2010 and the arrangements will be terminated for 2011. Mr. Windeatt’s base salary for 2011 was raised to £325,000 ($515,385 as of January 1, 2011) in part to reflect the elimination for 2011 of his car allowance, car insurance allowance, and apartment lease payments.

Mr. Sadler entered into a standard U.K. employment agreement with Tower Bridge International Services L.P., the service company controlled by us, effective December 2008. The agreement has no term and, after a probationary period, is terminable by either party on three months’ notice. In 2010, Mr. Sadler received a base salary of £275,000 ($423,500 as of January 1, 2011) per year, and is eligible for discretionary and Incentive Plan bonuses. His base salary was continued at £275,000 ($444,084 as of January 1, 2011) for 2011.

Effective as of December 31, 2009, in connection with an employment separation agreement with Mr. West, our former CFO, the Company agreed to accelerate the vesting of his previously outstanding but unvested RSUs and REUs. With respect to his 3,797 unvested RSUs, the Company agreed to vest such RSUs immediately and to deliver the shares to Mr. West on December 15, 2010, subject to the terms and conditions of the separation agreement. With respect to the post-termination payment amounts of his outstanding 14,070 unvested REUs, out of a total of 21,105 REUs with an aggregate combined post-termination payment amount of $225,000, the Company agreed to accelerate the vesting of the post-termination payment amounts of such 14,070 unvested REUs. Subject to compliance with the terms and conditions of a partnership separation agreement, the 21,105 REUs’ aggregate post-termination payment amount of $225,000 will become payable to Mr. West within ninety days after the first, second, third, and fourth anniversaries of June 15, 2009 in four equal installments of $56,250 each. We paid Mr. West his first $56,250 installment on June 15, 2010.

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as directors. Under our current policy, we pay to each non-employee director an annual cash retainer of $25,000 and an annual stipend of $5,000 for the chair of our Compensation Committee and $10,000 for the chair of our Audit Committee. We also pay $2,000 for each meeting of our Board of Directors and $1,000 for each meeting of a committee of our Board actually attended, whether in person or by telephone. Under our policy, none of our non-employee directors is paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or committees of our Board.

In addition to the cash compensation described above, under our current policy, upon the appointment or initial election of a non-employee director, at the option of such non-employee director, we grant to each non-employee director RSUs equal to the value of shares of our Class A common stock that could be purchased for $70,000 at the closing price of our Class A common stock on the trading date of the appointment or initial election of the non-employee director (rounded down to the next whole share). These RSUs vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date.

We also grant to each non-employee director annually on the date of his or her re-election, in consideration for services provided, RSUs equal to the value of shares of our Class A common stock that could be purchased for $50,000 at the closing price of such Class A common stock on the trading date immediately preceding the date of such re-election (rounded down to the next whole share). These RSUs vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such date.

The RSUs described above are granted with dividend equivalents pursuant to our Equity Plan. Such RSUs are subject to the terms and conditions of the Equity Plan under which they are awarded and the execution and delivery of agreements with each recipient.

The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2010:

(a) Name(1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Albert M. Weis,	71,000	50,000	—	—	—	—	121,000
Director

John H. Dalton,	58,000	50,000	—	—	—	—	108,000
Director

Barry R. Sloane,	66,000	50,000	—	—	—	—	116,000
Director

Stephen T. Curwood,	61,000	50,000	—	—	—	—	111,000
Director

(1)	Howard Lutnick, our Chairman of the Board and Chief Executive Officer, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the summary compensation table.
(2)	Reflects the grant date fair value of RSUs granted on December 13, 2010. More information with respect to the calculation of these amounts is included in the footnotes to our consolidated financial statements included in Item 8 of this Form 10-K. In 2010, each of Messrs. Weis, Dalton, Sloane and Curwood was granted 5,855 RSUs. As of December 31, 2010, each non-employee director had the following number of RSUs outstanding: Mr. Weis, 5,855; Mr. Dalton, 5,855; Mr. Sloane, 5,855; and Mr. Curwood, 13,846.
(3)	No options were granted to non-employee directors in 2010. As of December 31, 2010, each non-employee director had the following number of options outstanding: Mr. Weis, 74,619; Mr. Dalton, 84,619; Mr. Sloane, 0; Mr. Curwood, 0.

Compensation Committee Interlocks and Insider Participation

During 2010, the Compensation Committee of our Board of Directors consisted of Messrs. Curwood, Dalton, Sloane and Weis. All of the members who served on our Compensation Committee during 2010 were non-employee directors and were not former officers of our Company. No member of the Compensation Committee had any relationship with the Company during 2010 pursuant to which disclosure would be required under applicable SEC rules pertaining to the disclosure of transactions with related persons. During 2010, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Compensation Committee or on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 1, 2011, with respect to the beneficial ownership of our Common Equity by: (i) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of any class of our outstanding capital stock, (ii) each of the named executive officers, (iii) each director and (iv) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 499 Park Avenue, New York, NY 10022. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table.

As of March 1, 2011, Cantor is obligated to distribute an aggregate of 19,363,672 shares of our Class A common stock (“distribution rights shares”) to retained and founding partners to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008, all of which can be distributed within 60 days of March 1, 2011. Certain partners elected to receive their shares and others elected to defer receipt of their shares until a future date. As a result, certain of these distribution rights shares are included both in the number of shares beneficially owned directly by Cantor, and indirectly by CF Group Management, Inc. (“CFGM”) and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick, Mr. Merkel and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor delivers these 19,363,672 distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor. Instead, beneficial ownership of the shares will only be reported by CFGM and Mr. Lutnick as a result of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of KBCR Management Partners, LLC (“KBCR”) and LFA LLC (“LFA”), and by the other recipients of the distribution rights shares, including Mr. Merkel.

	Class B Common Stock				Class A Common Stock
Name	Shares		%		Shares		%
5% Beneficial Owners(1):

Cantor Fitzgerald, L.P.(2)	84,299,362	(3)	99.9	%(4)	114,248,109	(3)(5)	61.4	%(6)
CF Group Management, Inc.	84,348,107	(3)(7)	100.0	%(4)	116,735,863	(3)(8)	62.0	%(9)
PAR Investment Partners, L.P.	—		—		4,471,344	(10)	6.2	%(11)
BlackRock, Inc.	—		—		3,844,108	(12)	5.3	%(11)

Executive Officers and Directors (1):
Executive Officers
Howard W. Lutnick	84,348,107	(3)(13)	100.0	%(4)	136,236,097	(3)(14)	66.5	%(15)
Shaun D. Lynn	—		—		944,879	(16)	1.3	%(17)
Stephen M. Merkel	—		—		415,699	(18)	*
Sean A. Windeatt	—		—		10,990	(19)	*
A. Graham Sadler	—		—		—		—
Directors
John H. Dalton	—		—		134,626	(20)	*
Albert M. Weis	—		—		262,026	(21)	*
Barry R. Sloane	—		—		—		—
Stephen T. Curwood	—		—		7,991	(22)	*
All executive officers and directors as a group (9 persons)	84,348,107		100.0%		138,012,308		65.1	%(23)

*	Less than 1%.
(1)	Based upon information supplied by directors and executive officers and filings under Sections 13 and 16(a) of the Securities Exchange Act of 1934, as amended, with respect to 5% beneficial owners.

(2)	Cantor has pledged to us, pursuant to a Pledge Agreement, dated as of July 26, 2007, such number of shares of our Class A common stock and our Class B common stock as equals 125% of the principal amount of the loan amount outstanding on any given date, as security for loans we agreed to make to Cantor from time to time. In September 2008, we were authorized to increase the amount available under the secured loan and Pledge Agreement with Cantor from up to $100.0 million to all excess cash other than that amount needed for regulatory purposes, and to also accept, as security, pledges of any securities in addition to pledges of our Class A common stock or Class B common stock provided for under the original secured loan and Pledge Agreement. As of March 1, 2011, there was no loan amount outstanding, and there are no shares of our Class A or Class B common stock pledged under the Pledge Agreement.
(3)	Includes 58,500,000 rights to acquire shares of our Class B common stock upon exchange of BGC Holdings exchangeable limited partnership interests. A total of 65,862,204 BGC Holdings exchangeable limited partnership interests held by Cantor are exchangeable with us at any time for shares of our Class B common stock (or, at Cantor’s option, or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). As of March 1, 2011, there were 58,500,000 authorized but unissued shares of our Class B common stock.
(4)	Percentage based on 84,348,107 shares of our Class B common stock, which includes 25,848,107 shares of our Class B common stock outstanding and 58,500,000 rights to acquire shares of our Class B common stock upon exchange of BGC Holdings exchangeable limited partnership interests held by Cantor. The BGC Holdings exchangeable limited partnership interests are exchangeable at any time for shares of our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments).
(5)	Consists of (i) 780,646 shares of our Class A common stock, (ii) 25,799,362 shares of our Class A common stock receivable upon conversion of 25,799,362 shares of our Class B common stock, (iii) 65,862,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests (or upon conversion of 58,500,000 shares of our Class B common stock and 7,362,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests), and (iv) 21,805,897 shares of our Class A common stock acquirable upon conversion/exchange of the convertible notes acquired on April 1, 2010 (the “convertible notes”). These amounts include 19,363,672 shares of our Class A common stock that have been deferred by retained partners, which may generally be distributed to such partners upon request, or are scheduled to be issued within 60 days of March 1, 2011.
(6)	Percentage based on (i) 72,586,770 shares of our Class A common stock outstanding, (ii) 25,799,362 shares of our Class A common stock receivable upon conversion of 25,799,362 shares of our Class B common stock, (iii) 65,862,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests (or upon conversion of 58,500,000 shares of our Class B common stock and 7,362,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests), and (iv) 21,805,897 shares of our Class A common stock acquirable upon conversion/exchange of the convertible notes.
(7)	Consists of (i) 48,745 shares of our Class B common stock held by CFGM, (ii) 25,799,362 shares of our Class B common stock held by Cantor, and (iii) 58,500,000 shares of our Class B common stock receivable upon exchange by Cantor of BGC Holdings exchangeable limited partnership interests. CFGM is the managing general partner of Cantor.
(8)

Consists of (i) 388,812 shares of our Class A common stock held by CFGM, (ii) 48,745 shares of our Class A common stock receivable upon conversion of 48,745 shares of our Class B common stock held by CFGM, (iii) 780,646 shares of our Class A common stock held by Cantor, (iv) 25,799,362 shares of our Class A common stock receivable by Cantor upon conversion of 25,799,362 shares of our Class B common stock held by Cantor, (v) 65,862,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests (or upon conversion of 58,500,000 shares of our Class B common stock and 7,362,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests), (vi) 21,805,897 shares of our Class A common stock acquirable upon conversion/exchange of the convertible notes, and (vii) 2,050,197 distribution rights shares of our Class A common stock receivable pursuant to distribution rights held by CFGM, receipt of which has been deferred. These amounts include 19,363,672 shares of our Class A common stock that have been deferred by retained partners, which may generally be issued to such partners upon request, or are scheduled to be distributed within 60 days of March 1, 2011.

(9)	Percentage based on (i) 72,586,770 shares of our Class A common stock outstanding, (ii) 25,848,107 shares of our Class A common stock receivable upon conversion of 25,848,107 shares of our Class B common stock, (iii) 65,862,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests (or upon conversion of 58,500,000 shares of our Class B common stock and 7,362,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests), (iv) 21,805,897 shares of our Class A common stock acquirable upon conversion/exchange of the convertible notes, and (v) 2,050,197 distribution rights shares of our Class A common stock receivable pursuant to distribution rights held by CFGM, receipt of which has been deferred.
(10)	As set forth in a Schedule 13G/A filed with the SEC on January 21, 2011, reporting holdings as of December 31, 2010. According to the Schedule 13G/A, the shares of our Class A common stock are held by PAR Investment Partners, L.P., PAR Group, L.P., and PAR Capital Management, Inc., One International Place, Boston, Massachusetts 02110.
(11)	Percentage based on 72,586,770 shares of our Class A common stock outstanding.
(12)

As set forth in Schedule 13G filed with the SEC on February 2, 2011, reporting holdings as of December 31, 2010. According to the Schedule 13G, the shares of our Class A common stock are beneficially owned by the following subsidiaries of BlackRock, Inc.: BlackRock Japan Co. Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Advisors, LLC, BlackRock Investment Management, LLC, and BlackRock International Limited, 40 East 52nd Street, New York, NY 10022.

(13)	Consists of (i) 48,745 shares of our Class B common stock held by CFGM, (ii) 25,799,362 shares of our Class B common stock held by Cantor, and (iii) 58,500,000 shares of our Class B common stock receivable upon exchange by Cantor of BGC Holdings exchangeable limited partnership interests. Mr. Lutnick is the President and sole stockholder of CFGM. CFGM is the managing general partner of Cantor.
(14)	Mr. Lutnick’s holdings consist of:
(i)	2,305,766 shares of our Class A common stock held directly,
(ii)	5,050,000 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2011,
(iii)	254,679 shares of our Class A common stock held in Mr. Lutnick’s 401(k) account,
(iv)	327,440 shares of our Class A common stock held in various trust, retirement and custodial accounts (175,589 shares held by a trust for the benefit of descendants of Mr. Lutnick and his immediate family (the “Trust”), of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees, 101,485 shares held in a Keogh retirement account for Mr. Lutnick, 9,743 shares held in custodial accounts, 16,952 shares held in other retirement accounts, and 23,671 shares held in various other trusts),
(v)	388,812 shares of our Class A common stock held by CFGM,
(vi)	48,745 shares of our Class A common stock receivable upon conversion of 48,745 shares of our Class B common stock held by CFGM,
(vii)	780,646 shares of our Class A common stock held by Cantor,
(viii)	25,799,362 shares of our Class A common stock receivable upon conversion of 25,799,362 shares of our Class B common stock held by Cantor,
(ix)	65,862,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests (or upon conversion of 58,500,000 shares of our Class B common stock and 7,362,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests),
(x)	21,805,897 shares of our Class A common stock acquirable upon conversion/exchange of the convertible notes,

(xi)	7,742,325 shares of our Class A common stock receivable pursuant to distribution rights held by Mr. Lutnick, receipt of which has been deferred, including 682,746 distribution rights shares that are scheduled to be distributed on April 1, 2011,
(xii)	2,050,197 shares of our Class A common stock receivable pursuant to distribution rights held by CFGM, receipt of which has been deferred,
(xiii)	1,610,182 shares of our Class A common stock receivable pursuant to distribution rights held by the Trust, receipt of which has been deferred,
(xiv)	2,048,000 shares of our Class A common stock receivable pursuant to distribution rights held by KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing General Partner of CFLP, receipt of which has been deferred, and,
(xv)	161,842 shares of our Class A common stock receivable pursuant to distribution rights held by LFA, receipt of which has been deferred.

Mr. Lutnick is the President and sole stockholder of CFGM and CFGM is the managing general partner of Cantor. These amounts include 19,363,672 shares of our Class A common stock that have been deferred by retained partners, which may generally be issued to such partners upon request, or are scheduled to be distributed within 60 days of March 1, 2011.

(15)	Percentage based on (i) 72,586,770 shares of our Class A common stock outstanding, (ii) 25,848,107 shares of our Class A common stock receivable upon conversion of 25,848,107 shares of our Class B common stock outstanding, (iii) 65,862,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests (or upon conversion of 58,500,000 shares of our Class B common stock and 7,362,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests), (iv) 21,805,897 shares of our Class A common stock acquirable upon conversion/exchange of the convertible notes, (v) 5,050,000 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2011, (vi) 7,742,325 shares of our Class A common stock receivable pursuant to distribution rights held by Mr. Lutnick, receipt of which has been deferred, including 682,746 distribution rights shares that are scheduled to be distributed on April 1, 2011, (vii) 2,050,197 shares of our Class A common stock receivable pursuant to distribution rights held by CFGM, receipt of which has been deferred, (viii) 1,610,182 shares of our Class A common stock receivable pursuant to distribution rights held by the Trust, receipt of which has been deferred, (ix) 2,048,000 shares of our Class A common stock receivable pursuant to distribution rights held by KBCR, receipt of which has been deferred, and (x) 161,842 shares of our Class A common stock receivable pursuant to distribution rights held by LFA, receipt of which has been deferred.
(16)	Mr. Lynn’s holdings consist of (i) 33,750 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2011, and (ii) 911,129 BGC Holdings founding partner interests exchangeable into our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments). Excludes 754,769 BGC Holdings founding partner interests held by Mr. Lynn, which are exchangeable into shares of our Class A common stock, over a period of time, subject to certain conditions.
(17)	Percentage based on (i) 72,586,770 shares of our Class A common stock outstanding, (ii) 33,750 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2011 and (iii) 911,129 BGC Holdings founding partner interests exchangeable into our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments).
(18)	Mr. Merkel’s holdings consist of (i) 388,000 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2011, (ii) 14,153 shares of our Class A common stock held directly by Mr. Merkel, (iii) 7,927 shares of our Class A common stock held in Mr. Merkel’s 401(k) account, (iv) 2,250 shares of our Class A common stock beneficially owned by Mr. Merkel’s spouse, and (v) 3,369 shares of our Class A common stock receivable pursuant to distribution rights held by Mr. Merkel.
(19)	Mr. Windeatt’s holdings consist of 10,990 shares of our Class A common stock held directly.

(20)	Mr. Dalton’s holdings consist of (i) 50,007 shares of our Class A common stock held directly and (ii) 84,619 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2011.
(21)	Mr. Weis’ holdings consist of (i) 182,407 shares of our Class A common stock held directly, (ii) 74,619 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2011, and (iii) 5,000 shares of our Class A common stock, of which 1,000 shares are beneficially owned by Mr. Weis’ spouse, 3,000 shares are held in trust for Mr. Weis’ children and 1,000 shares are beneficially owned by Mr. Weis’ children.
(22)	Mr. Curwood’s holdings consist of 7,991 shares of our Class A common stock held directly.
(23)	Percentage based on (i) 72,586,770 shares of our Class A common stock outstanding, (ii) 25,848,107 shares of our Class A common stock receivable upon conversion of 25,848,107 shares of our Class B common stock outstanding, (iii) 65,862,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests (or upon conversion of 58,500,000 shares of our Class B common stock and 7,362,204 shares of our Class A common stock receivable upon exchange of 65,862,204 BGC Holdings exchangeable limited partnership interests), (iv) 21,805,897 shares of our Class A common stock acquirable upon conversion/exchange of the convertible notes, (v) 5,630,988 shares of our Class A common stock subject to options currently outstanding and exercisable or exercisable within 60 days of March 1, 2011, (vi) 933,886 BGC Holdings founding partner interests, which are exchangeable into shares of our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), and (vii) 19,363,672 shares of our Class A common stock receivable pursuant to distribution rights, receipt of which has been deferred.

PERFORMANCE GRAPH

The performance graph below shows a comparison of the cumulative total stockholder return, on a dividend reinvestment basis, of $100 invested on December 31, 2005 measured on December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009 and December 31, 2010. Our peer group consists of Tullett Prebon PLC, GFI Group Inc., Compangie Financière Tradition, and ICAP PLC. The returns of the peer group companies have been weighted according to their stock market capitalization for purposes of arriving at a peer group average.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval and Ratification of Transactions with Related Persons

The general policy of our Company and our Audit Committee is that all material transactions with a related party, including transactions with Cantor, the relationship between us and Cantor and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers (see “—Repurchases and Purchases”), are subject to prior review and approval by our Audit Committee, which will determine whether such transactions or proposals are fair and reasonable to our stockholders. In general, potential related party transactions are identified by our management and discussed with the Audit Committee at Audit Committee meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, are provided to the Audit Committee with respect to each issue under consideration and decisions are made by the Audit Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Audit Committee requests further information and, from time to time, requests guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related party transactions are set forth in our Audit Committee Charter and Code of Business Conduct and Ethics, both of which are publicly available on our website at www.bgcpartners.com/legal/disclaimers/ under the heading “Investor Info.”

Until six months after Cantor ceases to hold 5% of our voting power, transactions or arrangements between us and Cantor will be subject to prior approval by a majority of our Board of Directors that we have found to qualify as “independent” in accordance with the published listing requirements of NASDAQ. See “—Potential Conflicts of Interest and Competition with Cantor.”

Independence of Directors

Our Board of Directors has determined that each of Messrs. Curwood, Dalton, Sloane, and Weis qualifies as an “independent director” in accordance with the published listing requirements of NASDAQ. The NASDAQ independence definition consists of a series of objective tests, one of which is that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by NASDAQ rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board were members.

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

Indemnification and Allocation of Losses

All representations and warranties made by BGC Partners OldCo, Cantor, BGC Partners, L.P. (“BGC U.S.”), BGC Global Holdings, L.P. (“BGC Global” and, together with BGC U.S., the “Opcos”) and BGC Holdings contained in the merger agreement, its schedules or in any certificate, document or other instrument delivered in connection with the merger agreement survived the closing of the merger until April 1, 2009, the first anniversary of the closing date of the merger. The representations and warranties by BGC Partners relating to capitalization survived the closing of the merger and continue to be in full force and effect indefinitely. None of the representations and warranties made by eSpeed in the merger agreement, its schedules or in any certificate, document or other instrument delivered in connection with the merger agreement survived the effective time of the merger. Covenants that contemplate or may involve actions to be taken or obligations in effect after the closing of the merger survive in accordance with their terms.

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

From and after the closing of the merger, any losses of the Opcos arising from certain litigation matters are allocated to BGC Holdings pursuant to the BGC U.S. limited partnership agreement and BGC Global limited partnership agreement which in turn will be allocated to the capital accounts of the limited partnership interests held by Cantor, the founding/working partners and the limited partnership unit holders (and not BGC Partners), pursuant to the terms of the BGC Holdings limited partnership agreement (see “—Amended and Restated Limited Partnership Agreements of BGC U.S. and BGC Global”).

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

Continuing Interests in Cantor

The founding partners and other limited partners of Cantor, including Messrs. Lutnick, Lynn, Merkel and Windeatt, received distribution rights in the separation. The distribution rights of founding partners, including Messrs. Lynn and Windeatt, entitle the holder to receive a fixed number of shares of the BGC Partners Class A common stock, with one-third of such shares distributable on each of the first, second and third anniversaries of the merger. The distribution rights of the other limited partners in Cantor who did not become founding partners, including Messrs. Lutnick and Merkel, generally entitle the holder to receive a distribution of a fixed number of shares of BGC Partners common stock as follows:

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

Until March 31, 2011, three years from the closing of the separation, Cantor will provide us with services that we reasonably determine are reasonably necessary in connection with the clearance, settlement and fulfillment of futures transactions by us. We are entitled to receive from Cantor all of the economic benefits and burdens associated with Cantor’s performance of such services. We will use our commercially reasonable efforts to reduce and eliminate our need for such services from Cantor after March 31, 2011, although we may opt to extend the arrangement.

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

Any out-of-pocket actual liabilities suffered or incurred by a party related to certain litigation matters, including reasonable fees, costs or expenses of enforcing any indemnity, will be allocated to BGC Holdings (and allocated to the capital accounts of the limited partnership interests of BGC Holdings held by Cantor, the founding/working partners and the limited partnership unit holders (and not us) pursuant to the terms of the BGC Holdings limited partnership agreement) (see “—Amended and Restated BGC Holdings Limited Partnership Agreement—Distributions”).

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

Amended and Restated BGC Holdings Limited Partnership Agreement

On March 31, 2008, the limited partnership agreement of BGC Holdings was amended and restated and was further amended as of March 1, 2009, August 3, 2009, March 12, 2010, August 6, 2010, and December 31, 2010.

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

As described below under “—Exchanges,” the REU, RPU, PSU, PSI and similar partnership interests will only be exchangeable for our Class A common stock in accordance with the terms and conditions of the grant of such interests, which terms and conditions will be determined by the BGC Holdings general partner with the written consent of the BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.

The BGC Holdings limited partnership agreement also provides that BGC Holdings, in its capacity as the general partner of each of BGC U.S. and BGC Global, requires Cantor’s consent to amend the terms of the BGC U.S. or BGC Global limited partnership agreements or take any other action that may interfere with Cantor’s exercise of its co-investment rights to acquire BGC Holdings limited partnership interests (and the corresponding investment in BGC U.S. and BGC Global by BGC Holdings) or its rights to exchange the BGC Holdings exchangeable limited partnership interests. Founding/working partners and limited partnership unit holders do not have any voting rights with respect to their ownership of BGC Holdings limited partnership interests, other than limited consent rights concerning amendments to the terms of the BGC Holdings limited partnership agreement.

Classes of Interests in BGC Holdings

As of March 1, 2011, BGC Holdings had the following outstanding interests:

•	a general partnership interest, which is held indirectly by us;

•	BGC Holdings exchangeable limited partnership interests, which are held by Cantor;

•	BGC Holdings founding partner interests, which are limited partnership interests held by founding partners;

•	BGC Holdings REU interests, which are limited partnership interests held by REU partners;

•	a special voting limited partnership interest, which is held by us and which entitles us to remove and appoint the general partner of BGC Holdings;

•	BGC Holdings working partner interests held by working partners;

•	BGC Holdings RPU interests, which are a type of working partner interest held by RPU partners; and

•	BGC Holdings PSI and PSU interests, which are types of working partner interests held by PSI and PSU partners.

REU, RPU, PSI and PSU interests are collectively referred to as limited partnership units.

In February 2009, BGC Holdings was authorized to create a separate class of working partner units called RPUs in an amendment to the limited partnership agreement, which was further amended in October 2009. The RPUs have similar features to existing REU interests except that they provide for a minimum distribution of $0.005 per quarter. The RPUs also provide that if BGC Holdings were to be dissolved, the obligation to provide Post-Termination Payments to terminated partners holding RPUs is cancelled. The 15% cap on distributions which had been a feature of the RPUs was also eliminated. Further amendments to the limited partnership agreement of BGC Holdings were also authorized to amend future and existing classes of partnership interests to create separate classes.

In March 2010, the Amended and Restated BGC Holdings, L.P. limited partnership agreement was further amended by its general partner and Cantor to create two new types of working partner units, PSUs and PSIs. PSUs and PSIs are identical to REUs and RPUs, respectively, except that they have no associated post-termination payments. These new units are used by us for compensatory grants, compensation modifications, redemptions of partnership interests and other purposes.

On August 6, 2010, the BGC Holdings limited partnership agreement was amended to revise the definition of the “Cantor Group” to mean Cantor and its subsidiaries (other than BGC Holdings and its subsidiaries or any member of the BGC Partners Group (as defined in the BGC Holdings limited partnership agreement)),

Mr. Lutnick and/or any of his immediate family members as so designated by Mr. Lutnick and any trusts or other entities controlled Mr. Lutnick. In addition, in the event that BGC Holdings redeems any of its outstanding units, the Audit Committee of the Board of Directors of the Company on August 6, 2010 authorized management to sell to the new members of the Cantor Group exchangeable units equal in number to such redeemed units at a price per exchangeable unit to be determined based on the average daily or monthly closing price of the Class A common stock.

During March 2010, we began a global partnership redemption and compensation restructuring program to enhance our employment arrangements by leveraging our unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by us. Also as part of this program, we redeemed limited partnership interests for cash and/or other units and granted exchangeability to certain units. At the same time, we sold shares of Class A common stock under our controlled equity offerings. Additionally, during 2010, we completed a global compensation restructuring related to the modification of pre-merger contractual arrangements which accelerated the amortization of the associated deferred compensation expense.

On December 31, 2010, the BGC Holdings limited partnership agreement was further amended to make certain changes to the definitions of bankruptcy and termination under the agreement in accordance with applicable law. In February 2011, the Audit Committee further authorized management to amend the BGC Holdings limited partnership agreement to provide for the creation of new partnership units similar to existing REUs, RPUs, PSUs and PSI which would contain a provision eliminating allocations and distributions on such units until particular conditions are met.

On March 15, 2011, the BGC Holdings limited partnership agreement was amended to provide that (i) where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their founding partner units and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of new exchangeable limited partnership interests in BGC Holdings at the price that Cantor would have paid for the founding partner units had the Company redeemed them; and (ii) the exchangeable limited partnership interests to be offered to Cantor pursuant to (i) would be subject to, and granted in accordance with, applicable laws, rules and regulations then in effect.

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

•	to any then-current founding/working partner or limited partnership unit holder pursuant to the BGC Holdings limited partnership agreement;

•	to any BGC Holdings partner in connection with a conversion of an issued unit and interest into a different class or type of unit and interest; and

•

to Cantor in the event of a termination or bankruptcy of a founding/working partner or limited partnership unit holder or the redemption of a founding/working partner interest or limited partnership unit holder pursuant to the BGC Holdings limited partnership agreement.

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

•

(1) the 3,160,215 BGC Holdings founding partner interests held by Mr. Amaitis at the closing of the merger became exchangeable at various points following upon the closing of the merger. Exchangeability was accelerated in connection with Mr. Amaitis’ donation of an aggregate of 1,600,439 shares in connection with the 2008 and 2010 Charity Day as well as at other times.

•

(1) 600,000 of the 2,515,898 BGC Holdings founding partner interests held by Mr. Lynn at the closing of the merger became exchangeable upon the closing of the merger, (2) 40% of such BGC Holdings founding partner interests (less the 600,000 BGC Holdings founding partner interests referred to in clause (1) and any other interests or shares of Class A common stock that Mr. Lynn is otherwise eligible to exchange or sell or has sold for any reason, including, without limitation, in connection with any grant of additional interests or stock options (collectively, the “Lynn applicable shares”)) will become exchangeable on the second anniversary of the closing of the merger, (3) 50% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the third anniversary of the closing of the merger, (4) 60% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the fourth anniversary of the closing of the merger, (5) 70% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the fifth anniversary of the closing of the merger, (6) 80% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the sixth anniversary of the closing of the merger, (7) 90% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the seventh anniversary of the closing of the merger, and (8) 100% of such BGC Holdings founding partner interests (less the Lynn applicable shares) will become exchangeable on the eighth anniversary of the closing of the merger (and any exchange of founding partner interests by Mr. Lynn will be subject to the terms and conditions of the BGC Holdings limited partnership agreement and the Lynn letter agreement), with the shares received by Mr. Lynn upon exchange being immediately saleable, subject to applicable law. Mr. Lynn exchanged 500,000 shares in February 2010, which shares were repurchased by the Company in March 2010. In December 2010, the Compensation Committee accelerated exchangeability of the last three tranches of such units (754,770 units) and BGC redeemed 350,000 of such units for $8.3692 per unit.

Further, the Company provides exchangeability for partnership units under other circumstances in connection with compensation, acquisitions and investments, including as follows:

•

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “BGC Holdings Notes”) in a private placement transaction to Cantor. On April 1, 2010, BGC Holdings lent the proceeds from the issuance of the BGC Holdings Notes to us in exchange for $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “convertible notes”) on substantially the same economic terms as the BGC Holdings Notes. These notes are exchangeable and convertible as follows: The BGC Holdings Notes held by Cantor are (i) exchangeable for a like principal amount of convertible notes held by BGC Holdings, or (ii) convertible into an aggregate of 21,805,897 BGC Holdings exchangeable limited partnership units. The BGC Holdings exchangeable limited partnership units are themselves exchangeable on a one-for-one basis for shares of Class A common stock. The convertible notes are convertible into an aggregate of 21,805,897 shares of Class A common stock. In connection with the issuance of the convertible notes, we entered into a registration rights agreement with Cantor, dated April 1, 2010, pursuant to which holders of the convertibles notes and the shares of Class A common stock issuable upon conversion of the convertible notes have registration rights.

•

On May 28, 2010, Cantor exchanged 3,500,000 Cantor units of BGC Holdings for 3,500,000 shares of our Class A common stock. In connection therewith, on July 2, 2010, we filed a resale Registration Statement on Form S-3 with respect to the 3,500,000 shares of Class A common stock which may be sold by Cantor for the account of certain retained and founding partners and/or by such retained and founding partners, as distributees of shares of Class A common stock from Cantor, from time to time on a delayed or continuous basis. On October 1, 2010, we filed Amendment No. 2 to this Registration Statement updating the number of shares which may be sold by Cantor to 3,494,891.

•

The granting of exchangeability of certain BGC Holdings units into shares of our Class A common stock in connection with (i) our partnership redemption and compensation restructuring program, (ii) other incentive compensation arrangements, and (iii) business combination transactions.

Any working partner interests (including RPU, PSU and PSI interests) that are issued will not be exchangeable with us unless we otherwise determine with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.

The limited partnership units will only be exchangeable for BGC Partners Class A common stock in accordance with terms and conditions of the grant of such limited partnership units, which terms and conditions will be determined in our sole discretion, as the general partner of BGC Holdings, with the written consent of the BGC Holdings exchangeable limited partnership interest majority in interest with respect to the grant of any exchange right, in accordance with the terms of the BGC Holdings limited partnership agreement.

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

In the case of an exchange of an exchangeable limited partnership interest or a founding partner interest (or portion thereof), the aggregate capital account of the BGC Holdings unit so exchanged will equal a pro rata portion of the total aggregate capital account of all exchangeable limited partnership units and founding partner units then outstanding, reflecting the portion of all such exchangeable limited partnership units and founding partner units then outstanding represented by the units so exchanged. The aggregate capital account of such exchanging partner in such partner’s remaining exchangeable limited partnership units and/or founding partner units will be reduced by an equivalent amount. If the aggregate capital account of such partner is insufficient to permit such a reduction without resulting in a negative capital account, the amount of such insufficiency will be satisfied by reallocating capital from the capital accounts of the exchangeable limited partners and the founding partners to the capital account of the units so exchanged, pro rata based on the number of units underlying the outstanding exchangeable limited partnership interests and the founding partner interests or based on other factors as determined by a BGC Holdings exchangeable limited partnership interest majority in interest.

In the case of an exchange of an REU interest or working partner interest or portion thereof, the aggregate capital account of the BGC Holdings units so exchanged will equal the capital account of the REU interest or working partner interest (or portion thereof), as the case may be, represented by such BGC Holdings units.

We agreed to reserve, out of our authorized but unissued BGC Partners Class B common stock and BGC Partners Class A common stock, a sufficient number of shares of BGC Partners Class B common stock and BGC Partners Class A common stock solely to effect the exchange of all then outstanding BGC Holdings exchangeable limited partnership interests, the BGC Holdings founding/working partner interests, if exchangeable, and BGC Holdings limited partnership units, if exchangeable, into shares of BGC Partners Class B common stock or BGC Partners Class A common stock pursuant to the exchanges (subject, in the case of BGC Partners Class B common stock, to the maximum number of shares authorized but unissued under BGC Partners certificate of incorporation as then in effect) and a sufficient number of shares of BGC Partners Class A common stock to effect the exchange of shares of BGC Partners Class B common stock issued or issuable in respect of exchangeable BGC Holdings limited partnership interests. We have agreed that all shares of BGC Partners Class B common stock and BGC Partners Class A common stock issued in an exchange will be duly authorized, validly issued, fully paid and non-assessable and will be free from pre-emptive rights and free of any encumbrances.

Partnership Enhancement Program

During March 2010, we began a global partnership redemption and compensation restructuring program to enhance our employment arrangements by leveraging our unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by us. Also as part of this program, we redeemed limited partnership interests for cash and/or other units and granted exchangeability to certain units. At the same time, we sold shares of Class A common stock under our controlled equity offering. Additionally, during the twelve months ended December 31, 2010, we completed a global compensation restructuring related to the modification of pre-merger contractual arrangements which accelerated the amortization of the associated deferred compensation expense. In connection with the global partnership redemption and compensation restructuring program, we granted exchangeability on 6.8 million limited partnership units for the twelve months ended December 31, 2010. In addition, during the twelve months ended December 31, 2010, we, as part of our redemption and compensation restructuring program, redeemed approximately 5.9 million limited partnership units at an average price of $5.89 per share and approximately 4.0 million founding partner units for an average price of $6.23 per share. In connection with the restructuring, Cantor agreed to grant exchangeability on certain founding partner units.

We are continuing our global program in 2011 whereby partners redeem their REUs or RPUs in exchange for PSUs or PSIs and receive exchangeability or cash for certain of their limited partnership units and, in many cases, a modification or extension of their employment arrangements.

Distributions

General

The profit and loss of BGC U.S. and BGC Global are generally allocated based on the total number of BGC U.S. units and BGC Global units outstanding, other than in the case of certain litigation matters, the impact of which would be allocated to the BGC U.S. and BGC Global partners who are members of the BGC Holdings group as described in “—Amended and Restated Limited Partnership Agreements of BGC U.S. and BGC Global.” The profit and loss of BGC Holdings are generally allocated based on the total number of BGC Holdings units outstanding, other than the impact of certain litigation matters, which will be allocated to the BGC Holdings partners who are members of the Cantor group, or who are founding/working partners or limited partnership unit holders. The minimum distribution for each RPU interest is $0.005 per quarter.

BGC Holdings distributes to holders of the BGC Holdings limited partnership interests (subject to the allocation of certain litigation matters, to BGC Holdings partners who are members of the Cantor group, or who are founding/working partners or who are limited partnership unit holders (and not to us)):

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

Pursuant to the terms of the BGC Holdings limited partnership agreement, distributions by BGC Holdings to its partners may not be decreased below 100% of net income received by BGC Holdings from BGC U.S. and BGC Global (other than with respect to selected extraordinary items with respect to founding/working partners or limited partnership unit holders, such as the disposition directly or indirectly of partnership assets outside of the ordinary course of business) unless we determine otherwise, subject to Cantor’s consent (as the holder of the BGC Holdings exchangeable limited partnership interest majority in interest). The BGC Holdings general partner, with the consent of Cantor, as the holder of the BGC Holdings exchangeable limited partnership interest majority in interest, may direct BGC Holdings to distribute all or part of any amount distributable to a founding/working partner or a limited partnership unit holder in the form of a distribution of publicly traded shares, including shares of any capital stock of any other entity if such shares are listed on any national securities exchange or included for quotation in any quotation system in the United States, which we refer to as “publicly traded shares,” or in other property.

In addition, the BGC Holdings general partner, with the consent of Cantor, as holder of a majority of the BGC Holdings exchangeable limited partnership interests, in its sole and absolute discretion, may direct BGC Holdings, upon a founding/working partner’s or a limited partnership unit holder’s death, retirement, withdrawal from BGC Holdings or other full or partial redemption of BGC Holdings units, to distribute to such partner (or to his or her personal representative, as the case may be) a number of publicly traded shares or an amount of other property that BGC Holdings general partner determines is appropriate in light of the goodwill associated with such partner and his, her or its BGC Holdings units, such partner’s length of service, responsibilities and contributions to BGC Holdings and/or other factors deemed to be relevant by BGC Holdings general partner. Any such distribution of publicly traded shares or other property to a partner as described in the prior sentence will result in a net reduction in such partner’s capital account and adjusted capital account, unless otherwise determined by BGC Holdings general partner in its sole and absolute discretion, provided that any gain recognized as a result of such distribution will not affect such partner’s adjusted capital account, unless otherwise determined by both the BGC Holdings general partner and Cantor.

The separation agreement and the BGC Holdings limited partnership agreement, however, provide that any and all items of income, gain, loss or deduction resulting from certain specified items allocated entirely to the capital accounts of the limited partnership interests in BGC U.S. and BGC Global held by BGC Holdings will be allocated entirely to the capital accounts of BGC Holdings limited partnership interests held by its founding/working partners, its limited partnership unit holders and Cantor as described below under “—Amended and Restated Limited Partnership Agreements of BGC U.S. and BGC Global—Distributions.” In addition, in the discretion of the BGC Holdings general partner, distributions with respect to selected extraordinary transactions, as described below, may be withheld from the founding/working partners and the limited partnership unit holders and distributed over time subject to the satisfaction of conditions set by us, as the general partner of BGC Holdings, such as continued service to us. See “—Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Interests.” These distributions that may be withheld relate to income items from non-recurring events, including, without limitation, items that would be considered “extraordinary items” under U.S. GAAP and recoveries with respect to claims for expenses, costs and damages (excluding any recovery that does not result in monetary payments to BGC Holdings) attributable to extraordinary events affecting BGC Holdings (such events may include, unless otherwise determined by the BGC Holdings general partner, any disposition, directly or indirectly (including deemed sales), of capital stock of any affiliate owned by BGC Holdings, whether or not recurring in nature). The BGC Holdings general partner may also deduct from these withheld amounts all or a portion of any extraordinary expenditures from non-recurring events that it determines are to be treated as extraordinary expenditures, including, without limitation, any distribution or other payment (including a redemption payment) to a BGC Holdings partner, the purchase price or other cost of acquiring any asset, any other non-recurring expenditure of BGC Holdings, items that would be considered “extraordinary items” under U.S. GAAP, and expenses, damages or costs attributable to extraordinary events affecting BGC Holdings (including actual, pending or threatened litigation). Any amounts that are withheld from distribution and forfeited by the founding/working partners and the limited partnership unit holders with respect to such extraordinary transactions will be distributed to Cantor in respect of the BGC Holdings limited partnership interests held by Cantor.

No partner may charge or encumber its BGC Holdings limited partnership interest or otherwise subject such interest to any encumbrance, except those created by the BGC Holdings limited partnership agreement. However, a BGC Holdings exchangeable limited partner may encumber its BGC Holdings exchangeable limited partnership interest in connection with any bona fide bank financing transaction.

Classes of Founding/Working Partner Interests and Limited Partnership Units

Founding/working partners currently hold five classes of BGC Holdings units underlying such partner’s BGC Holdings founding partner interests and BGC Holdings working partner interests, respectively: High Distribution, High Distribution II, High Distribution III, High Distribution IV, and Grant. In addition, there are separate classes of working partner interests called RPUs, PSUs and PSIs and there are limited partnership units called REUs. The term “limited partnership units” is generally used to refer to REUs, RPUs, PSUs and PSIs.

In general, the rights and obligations of founding/working partners with respect to their BGC Holdings units are similar, but not identical, to the rights and obligations of the founding partners, prior to the separation and merger, as limited partners in Cantor with respect to their Cantor units. See “Risk Factors—Risks Related to our Business—The impact of the separation and merger on the founding partners, limited partnership unit holders and future working partners may adversely affect our ability to retain, recruit and motivate these persons. Each class of BGC Holdings units held by founding/working partners generally entitles the holder to receive a pro rata share of the distributions of income received by BGC Holdings. See “—Distributions.” High Distribution II and High Distribution III units differ from High Distribution units, however, in that holders of High Distribution II and High Distribution III units paid at their original issuance, or the original issuance of their predecessor interests in Cantor, only a portion (generally approximately 20% in the case of High Distribution II Units and 14.3% in the case of High Distribution III Units) of the amount that would have been paid by a holder of a High Distribution unit as of that date, with the remaining amount (increased by a stated rate), which we refer to as a

“HD II Account Obligation” or “HD III Account Obligation,” as applicable, paid, on a stated schedule (generally four years in the case of High Distribution II units and seven years in the case of High Distribution III units). With respect to High Distribution II Units and High Distribution III Units issued in redemption of similar units in Cantor, the applicable HD II Account Obligation or HD III Account Obligation will be paid to Cantor rather than to BGC Holdings. High Distribution IV units differ from High Distribution units in that holders of High Distribution IV units are entitled to receive an additional payment following redemption, as described in “—Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Units.” Grant Units and Matching Grant Units differ from the other classes of BGC Holdings units in the calculation and the compensatory tax treatment of amounts payable upon redemption of such units.

With respect to the limited partnership units, each grant of REUs will have associated with it an “REU post-termination amount,” which represents an amount payable to the REU holder upon redemption of such units. A partner’s entitlement to the REU post-termination amount will vest ratably over three years or according to such schedule as determined by BGC Holdings at the time of grant. In lieu of paying all or a portion of the REU post-termination amount, BGC Holdings may cause the REUs held by a redeemed partner to be automatically exchanged for shares of BGC Partners Class A common stock at the applicable exchange ratio.

The value of such shares may be more or less than the applicable post-termination amount. These payments of cash and/or shares are conditioned on the former REU holder not violating his or her partner obligations or engaging in any competitive activity prior to the date such payments are made, and are subject to reduction if any losses are allocated to such REUs. From time to time, the terms of specific grants of REUs will vary, which variations may include limitations on the income or distributions and may also provide for exchangeability at an identified time or upon the occurrence of certain conditions. RPUs have similar features to existing REU interests except that (i) they provide for a minimum distribution of $0.005 per quarter and (ii) they provide that if BGC Holdings were to be dissolved, the obligation to provide Post-Termination Payments to terminated partners holding RPUs is cancelled. PSUs and PSIs are similar to REUs and RPUs, respectively, except that they do not have post-termination payments.

Partner Obligations

Each of the founding/working partners and each of the limited partnership unit holders are subject to certain partner obligations, which we refer to as “partner obligations.” The partner obligations constitute an undertaking by each of the founding/working partners and each of the limited partnership unit holders have a duty of loyalty to BGC Holdings and that, during the period from the date on which a person first becomes a partner through the applicable specified period following the date on which such partner ceases, for any reason, to be a partner, not to, directly or indirectly (including by or through an affiliate):

•

breach a founding/working partner’s or limited partnership unit holder’s, as the case may be, duty of loyalty to BGC Holdings, through the four-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or limited partnership unit holder;

•

engage in any activity of the nature set forth in clause (1) of the definition of the competitive activity (as defined below) through the two-year period following the date on which such partner ceases for any reason to be a founding/working partner or limited partnership unit holder;

•

engage in any activity of the nature set forth in clauses (2) through (5) of the definition of competitive activity (as defined below) or take any action that results directly or indirectly in revenues or other benefit for that founding/working partner or limited partnership unit holder or any third party that is or could be considered to be engaged in any activity of the nature set forth in clauses (2) through (5) of the definition of competitive activity, except as otherwise agreed to in writing by BGC Holdings general partner, in its sole and absolute discretion, for the one-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or limited partnership unit holder.

A founding/working partner or limited partnership unit holder is considered to have engaged in a “competitive activity” if such partner (including by or through his, her or its affiliates), during the applicable restricted period, which we collectively refer to as the “competitive activities”:

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

“Competing business” means an activity that (a) involves the development and operations of electronic trading systems, (b) involves the conduct of the wholesale or institutional brokerage business, (c) consists of marketing, manipulating or distributing financial price information of a type supplied by Cantor, BGC Partners, or any member of the Cantor group or affiliated entity to information distribution services or (d) competes with any other business conducted by Cantor, BGC Partners, any member of the Cantor group or affiliated entity if such business was first engaged in by Cantor or BGC Partners took substantial steps in anticipation of commencing such business and prior to the date on which such founding/working partner or limited partnership unit holder, as the case may be, ceases to be a founding/working partner or limited partnership unit holder, as the case may be.

•

make or participate in the making of (including through the applicable partner’s or any of his, her or its affiliates, respective agents or representatives) any comments to the media (print, broadcast, electronic or otherwise) that are disparaging regarding BGC Partners or the senior executive officers of BGC Partners or are otherwise contrary to the interests of BGC Partners as determined by the BGC Holdings general partner in its sole and absolute discretion, for the four-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or a limited partnership unit holder, as the case may be;

•

except as permitted with respect to corporate opportunities and fiduciary duties in the BGC Holdings limited partnership agreement (see “—Corporate Opportunity; Fiduciary Duty”) take advantage of, or provide another person with the opportunity to take advantage of, a BGC Partners “corporate opportunity” (as such term would apply to BGC Holdings if it were a corporation) including opportunities related to intellectual property, which for this purpose requires granting BGC Partners a right of first refusal to acquire any assets, stock or other ownership interest in a business being sold by any partner or affiliate of such partner if an investment in such business would constitute a “corporate opportunity” (as such term would apply to BGC Holdings if it were a corporation), that has not been presented to and rejected by BGC Partners or that BGC Partners rejects but reserves for possible further action by BGC Partners in writing, unless otherwise consented to by BGC Holdings general partner in writing in its sole and absolute discretion, for a four-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or a limited partnership unit holder, as the case may be; or

•

otherwise take any action to harm, that harms or that reasonably could be expected to harm, BGC Partners for a four-year period following the date on which a founding/working partner or a limited partnership unit holder, as the case may be, ceases, for any reason, to be a founding/working partner or a limited partnership unit holder, as the case may be, including any breach of its confidentiality obligations.

Notwithstanding anything to the contrary, and unless Cantor determines otherwise, none of such partner obligations apply to any founding/working partner or limited partnership unit holder that is also a Cantor company or any of its affiliates or any partner or member of a Cantor company or any of its affiliates. Such partners are exempt from these partner obligations.

The determination of whether a founding/working partner or limited partnership unit holder has breached his or her partner obligations will be made in good faith by the BGC Holdings general partner in its sole and absolute discretion, which determination will be final and binding. If a founding/working partner or a limited partnership unit holder breaches his, her or its partner obligations, then, in addition to any other rights or remedies that the BGC Holdings general partner may have, and unless otherwise determined by the BGC Holdings general partner in its sole and absolute discretion, BGC Holdings will redeem all of the units held by such partner for a redemption price equal to their base amount, and such partner will have no right to receive any further distributions, or payments of cash, stock or property, to which such partner otherwise might be entitled.

Any founding/working partner or limited partnership unit holder, as the case may be, that breaches his or her partner obligations is required to indemnify BGC Holdings for and pay any resulting attorneys’ fees and expenses, as well as any and all damages resulting from such breach. In addition, upon breach of the BGC Holdings limited partnership agreement by or the termination or bankruptcy of a founding/working or a limited partnership unit holder, as the case may be, that is subject to the partner obligations, or if any such partner owes any amount to BGC Holdings or to any affiliated entity or fails to pay any amount to any other person with respect to which amount BGC Holdings or any affiliated entity is a guarantor or surety or is similarly liable (in each case whether or not such amount is then due and payable), BGC Holdings has the right to set off the amount that such partner owes to BGC Holdings or any affiliated entity or any such other person under any agreement or otherwise and the amount of any cost or expense incurred or projected to be incurred by BGC Holdings in connection with such breach, such termination or bankruptcy or such indebtedness (including attorneys’ fees and expenses and any diminution in value of any BGC Holdings assets and including in each case both monetary obligations and the fair market value of any non-cash item and amounts not yet due or incurred) against any amounts that it owes to such partner under the BGC Holdings limited partnership agreement or otherwise, or to reduce the capital account, the base amount and/or the distributions (quarterly or otherwise) of such partner by any such amount.

A founding/working partner or a limited partnership unit holder, as the case may be, will become a terminated partner upon (a) the actual termination of the employment of such partner, so that such partner is no longer an employee of BGC U.S., BGC Global or any affiliated entity, with or without cause by the employer, by such partner or by reason of death, (b) the termination by the BGC Holdings general partner, which may occur without the termination of a partner’s employment, of such partner’s status as a partner by reason of a determination by the BGC Holdings general partner that such partner has breached the BGC Holdings limited partnership agreement or that such partner has ceased to provide substantial services to BGC Holdings or any affiliated entity, even if such cessation is at the direction of BGC Holdings or any affiliated entity or (c) ceasing to be a partner for any reason. With respect to a corporate or other entity partner, such partner will also be considered terminated upon the termination of the beneficial owner, grantor, beneficiary or trustee of such partner.

A founding/working partner or a limited partnership unit holder, as the case may be, will become a bankrupt partner upon (a) making an assignment for the benefit of creditors, (b) filing a voluntary petition in bankruptcy, (c) the adjudication of such partner as bankrupt or insolvent, or the entry against such partner of an order for relief in any bankruptcy or insolvency proceeding; provided that such order for relief or involuntary proceeding is not stayed or dismissed within 120 days, (d) the filing by such partner of a petition or answer seeking for himself, herself or itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any bankruptcy statute, law or regulation, (e) the filing by such partner of an answer or other pleading admitting or failing to contest the material allegations of a petition filed against it in any proceeding of that nature or (f) the appointment of or seeking of the appointment of (in each case by any person) a trustee, receiver or liquidator of it or of all or any substantial part of the properties of such founding/working partner. With respect to a corporate founding/working partner, bankruptcy will also include the occurrence of any of the foregoing events with respect to the beneficial owner of the majority of the stock of such partner. Notwithstanding the foregoing, no event constitutes a bankruptcy of a founding/working partner or limited partnership unit holder, as the case may be, unless the BGC Holdings general partner so determines in its sole and absolute discretion.

Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Units

Unlike the BGC Holdings limited partnership interests held by Cantor, the classes of BGC Holdings limited partnership interests held by founding partners, working partners and limited partnership unit holders (in each case, to the extent such interests have not become exchangeable) are subject to purchase and redemption by BGC Holdings in the following circumstances (subject to Cantor’s right to purchase such interests from BGC Holdings as described in “—Cantor’s Right to Purchase Redeemed Interests”):

•

except as otherwise agreed to by each of the BGC Holdings general partner, the BGC Holdings exchangeable limited partners (by a majority in interest of the BGC Holdings exchangeable limited partnership interests) and the applicable founding partner, upon any termination or bankruptcy of a founding partner (or the termination or bankruptcy of the beneficial owner of the stock or other ownership interest of any such founding partner that is a corporation or other entity), BGC Holdings will purchase and redeem from such founding partner or his, her or its representative, and such founding partner or his, her or its representative will sell to BGC Holdings, all of the founding partner interests held by such founding partner (and, with the consent of the BGC Holdings general partner and Cantor, BGC Holdings may assign its right to purchase such founding partner interests to another partner); and

•

except as otherwise agreed to by each of the BGC Holdings general partner and the applicable working partner or limited partnership unit holder, as the case may be, upon (1) any termination or bankruptcy of a working partner or limited partnership unit holder, as the case may be (or the termination or bankruptcy of the beneficial owner of the stock or other ownership interest of any such working partner or limited partnership unit holder that is a corporation or other entity) or (2) an election of the BGC Holdings general partner for any reason or for no reason whatsoever, BGC Holdings will purchase and redeem from such working partner or his, her or its representative, and such working partner or his, her or its representative will sell such REUs to BGC Holdings, all of the working partner interests held by such working partner (and, with the consent of the BGC Holdings general partner and Cantor, BGC Holdings may assign its right to purchase such partner interests to another partner).

Founding/working partner interests or REU or RPU interests, as the case may be, will be redeemed at a pre-determined formula redemption price. The redemption price for a BGC Holdings founding/working partner interest or limited partnership unit holder interest, as the case may be, generally reflects the purchase price paid by such partner for his or her interest, adjusted to reflect such partner’s share of changes in the book value of BGC Holdings. For purposes of determining the redemption price, the book value is determined in accordance with the BGC Holdings limited partnership agreement, which in general does not take into account goodwill or going concern value. In the circumstances described above, BGC Holdings limited partnership interests held by founding partners, working partners and limited partnership unit holders that have become exchangeable will be automatically exchanged for BGC Partners Class A common stock.

Each grant of REUs or RPUs will have associated with it a “post-termination amount,” which represents an amount payable to the REU or RPU holder upon redemption of such units. A partner’s entitlement to the post-termination amount will vest ratably over three years or according to such schedule as determined by BGC Holdings at the time of grant. In lieu of paying all or a portion of the post-termination amount, BGC Holdings may cause the REUs or RPUs held by a redeemed partner to be automatically exchanged for shares of BGC Partners Class A common stock at the applicable exchange ratio. The value of such shares may be more or less than the applicable post-termination amount. These post-termination payments are conditioned on the former REU or RPU holder not violating his or her partner obligations or engaging in any competitive activity prior to the date such payments are made, and are subject to reduction if any losses are allocated to such REUs or RPUs.

The aggregate redemption price for a founding partner interest is generally equal to the adjusted capital account of such interest.

In general, with respect to founding partner interests, working partner interests or limited partnership unit holder interests that have not become exchangeable and that are held by terminated or bankrupt founding/working partners or terminated or bankrupt limited partnership unit holders, as the case may be, a portion of the redemption price, which we refer to as the “base amount,” is to be paid within 90 days of redemption, with the remainder of the redemption price paid on each of the following four anniversaries. The base amount of BGC Holdings founding/working partner interests and BGC Holdings REU and RPU interests designated as Grant Units, High Distribution III Units and High Distribution IV Units will each at all times be zero. The base amount is calculated pursuant to a formula, and it reflects a larger percentage of the total redemption price for working partners who have been partners for a longer period in BGC Holdings. The portion of the redemption price that is to be paid to a terminated or bankrupt founding/working partner or terminated or bankrupt REU or RPU partner, as the case may be, on each of the four anniversaries following a redemption is conditioned on such partner not having engaged in a competitive activity or violated his or her partner obligations.

The general partner of BGC Holdings may also withhold each founding/working partner or limited partner unit holder’s, as the case may be, share of distributions attributable to income and loss with respect to selected extraordinary transactions, such as the disposition directly or indirectly of partnership assets outside the ordinary course of business. With respect to terminated or bankrupt founding/working partners or terminated or bankrupt REU or RPU interests, as the case may be, such partner whose limited partnership interests in BGC Holdings are redeemed will receive payments reflecting these extraordinary items only to the extent that such partner’s right to receive these payments has vested (with 30% vesting on the third anniversary of the applicable event or, if later, the date of acquisition of interests in BGC Holdings and the remainder vesting ratably over a seven year vesting schedule, provided that the BGC Holdings general partner may, in its sole and absolute discretion, accelerate the vesting of such amounts), with payments made on each of the first five anniversaries of the redemption of such limited partner interests. These payments are conditioned on such partner not violating his or her partner obligations or engaging in any competitive activity, prior to the date such payments are completed and are subject to prepayment at the sole and absolute discretion of the BGC Holdings general partner at any time. Any amounts that are withheld from distribution and forfeited by such partners will be distributed to Cantor in respect of its BGC Holdings limited partnership interests.

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

BGC Holdings may in its discretion make redemption payments in property, including in BGC Partners units, rather than in cash and may in its discretion accelerate the amount of these payments and, with the consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in recognition of a founding/working partner’s or REU or RPU partner’s, as the case may be, contributions to the business, increase these payments to reflect BGC Holdings’ goodwill or going concern value.

In the event of such a redemption or purchase by BGC Holdings of any BGC Holdings founding/working partner interests, BGC Holdings will cause BGC U.S. and BGC Global to redeem and purchase from BGC Holdings a number of BGC U.S. units and BGC Global units, in each case, equal to (1) the number of units underlying the redeemed or purchased BGC Holdings founding/working partner interests or REU or RPU interests, as the case may be, multiplied by (2) the Holdings ratio as of immediately before the redemption or purchase of such BGC Holdings founding/working partner interests or REU or RPU interests, as the case may be. The purchase price paid to BGC U.S. and BGC Global will be an amount of cash equal to the amount required by BGC Holdings to redeem or purchase such interest. Upon mutual agreement of the BGC Holdings general partner, the BGC U.S. general partner and the BGC Global general partner, BGC U.S. and BGC Global may, instead of cash, pay all or a portion of such aggregate purchase price, in publicly traded shares. The PSUs or PSIs are redeemable at the discretion of the general partner of BGC Holdings.

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

In addition, in the event that current, terminating or terminated partners are permitted by the Company to exchange any portion of their founding partner units and Cantor consents to such exchange, the Company shall offer Cantor the right to purchase the same number of new exchangeable limited partnership interests in BGC Holdings at the price it would have paid for the founding partner units had the Company redeemed them. Such interests, if issued, would be subject to, and granted in accordance with, applicable laws, rules and regulations then in effect.

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

As of February 28, 2011, as a result of the termination of 3 BGC Holdings founding partners, BGC Holdings has the right to redeem an aggregate of 193,188 BGC Holdings limited partnership units, and, upon the redemption of any such founding partner units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable BGC Holdings limited partnership units pursuant to terms yet to be determined. See “—Other Transactions” below.

BGC Holdings Working Partner Interests and BGC Holdings Limited Partnership Units

Cantor has a right to purchase any BGC Holdings working partner interests or BGC Holdings limited partnership units (in each case that have not become exchangeable), as the case may be, that are redeemed by BGC Holdings if BGC Holdings elects to transfer the right to purchase such interests to a BGC Holdings partner rather than redeem such interests itself. Cantor has the right to purchase such interests on the same terms that such BGC Holdings partner would have a right to purchase such interests.

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

Working partners and limited partnership unit holders may transfer BGC Holdings working partner interests or BGC Holdings limited partnership units, as the case may be, in the following circumstances:

•	pursuant to a redemption, in the case of working partners, and pursuant to the grants concurrently with the merger, in the case of limited partnership unit holders;

•	in connection with an exchange with BGC Partners, if applicable;

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

In the event of any material amendment to the BGC Holdings limited partnership agreement that materially adversely affects the interest of a founding/working partner or an limited partnership unit holder, as the case may be, in the partnership or the value of founding/working partner interests or limited partnership units, as the case may be, held by such partner in the amount or timing of distributions or the allocation of profits, losses or credit, then such partner who does not vote in favor of such amendment has a right to elect to become a terminated partner of BGC Holdings, regardless of whether there is an actual termination of the employment of such partner. The BGC Holdings general partner will have a right, in the event of such election by a founding/working partner or an limited partnership unit holder, as the case may be, to revoke and terminate such proposed amendment to the BGC Holdings limited partnership agreement.

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

•

to BGC Holdings or members of its group in connection with a redemption pursuant to the BGC Holdings limited partnership agreement as described in “—Amended and Restated BGC Holdings Limited Partnership Agreement—Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Units”;

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

Tower Bridge

Currently, the principal activities of one of BGC Partners’ U.K. subsidiaries, Tower Bridge, is the provision of administrative and corporate services in Europe and Asia to BGC Partners and its direct and indirect, current and future, subsidiaries and to Cantor and its direct and indirect, current and future, subsidiaries. Tower Bridge is not regulated by the FSA, and, therefore, this assists the Company in maximizing the efficiency of its regulatory capital usage in the United Kingdom.

Tower Bridge is a U.K. limited partnership, which is owned 52% by us and 48% by Cantor. The right to share in profits and losses and receive distributions from Tower Bridge is divided between us (and on behalf of its nominated entities) and Cantor (and on behalf of our nominated entities) based on these ownership interests.

The transfer to Tower Bridge took place in phases, starting with the creation of Tower Bridge and transfer of services businesses from one of BGC Partners’ U.K. subsidiaries to Tower Bridge for $4.5 million on December 31, 2006. The transferred services businesses included the support services that had been provided by such subsidiary at that time to the operating and regulated companies and partnerships owned and controlled by Cantor (including BGC Partners) and other entities where applicable, including administration and benefits services, employee benefits services, human resources and payroll services, financial services, financial operations services (including such subsidiary’s back office employees engaged mainly or wholly in the services businesses at that time) and the goodwill of such subsidiary in connection therewith but excluding related debts and liabilities. The transferred services business did not include any real property leased or licensed by such subsidiary or other assets held by such subsidiary (including leasehold improvements and computer assets). In a subsequent phase we transferred certain building leases, leasehold improvements and other fixed assets (for example, computer equipment).

Tower Bridge provides specified services to Cantor pursuant to the Tower Bridge administrative services agreement that Cantor entered into in connection with the separation. See “—Administrative Services Agreements.” Tower Bridge charges each recipient of services for actual costs incurred for services provided plus a mark-up (if any), as the parties may agree from time to time. Each recipient of services remains responsible for its own regulatory and other compliance functions.

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

For the years ended December 31, 2010, 2009 and 2008, the Company was charged $35.8 million, $33.1 million, and $28.5 million, respectively, for the services provided by Cantor and its affiliates, of which $22.3 million, $19.2 million, and $13.2 million were to cover compensation to leased employees for the year ended December 31, 2010, 2009 and 2008.

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

In March 2011, the Audit Committee authorized the Company to receive an allocation of the differential between the Company’s and Cantor’s average increase in total compensation year over year to employees shared with Cantor under the administrative services agreement without a corresponding increase in allocation to Cantor for 2010. For 2011, the Audit Committee also authorized that the differential in average increase in total compensation for that year to shared employees be allocated to the Company only. In each case, such total compensation shall be allocated or credited to the Company only in respect of the period for which the awards were made (regardless of the ultimate charges associated with such awards) and shall be calculated at the date of grant and equal the total cash paid by the Company to each employee plus the number of partnership or equity units issued to such employee multiplied by the price of a share of Class A common stock on the date of grant plus the gross amount of any cash advance distribution loan made to such employee. The terms of this arrangement for 2012 will be considered by the Company and Cantor within the next 12 months.

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

In June 2008, we were was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $2 million increase in this amount was authorized on November 1, 2010. We were further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. As of December 31, 2010, the Company had not entered into any arrangements for the Aqua business. During 2010, we made cash contributions of $2.4 million to Aqua.

Registration Rights Agreements

Pursuant to various registration rights agreements entered into by Cantor and us, Cantor has received piggyback and demand registration rights.

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

Convertible Notes

On March 12, 2010 the Audit Committee of the Board of Directors of the Company authorized the Company or one of its subsidiaries to sell $150,000,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2015 to Cantor or any of its affiliates. On March 16, 2010, the Company, BGC Holdings and Cantor executed an agreement with respect to this transaction. In connection with the foregoing, on April 1, 2010 BGC Holdings issued an aggregate of $150,000,000 principal amount of 8.75% Convertible Senior Notes due 2015 (the “BGC Holdings Notes”) in a private placement transaction to Cantor. On April 1, 2010, BGC Holdings lent the proceeds from the issuance of the BGC Holdings Notes to the Company in exchange for $150,000,000 principal amount of 8.75% Convertible Senior Notes due 2015 (the “BGCP Notes” and, together with the BGC Holdings Notes, the “Notes”) on substantially the same economic terms as the BGC Holdings Notes. In connection with the issuance of the BGCP Notes, the Company entered into an Indenture, dated April 1, 2010, with Wells Fargo Bank, National Association, as trustee (the “Indenture”).

The Company lent the proceeds from the issuance of the BGCP Notes to its operating subsidiary, BGC Partners, L.P. (“BGC U.S.”). BGC U.S. used the proceeds to repay at maturity $150,000,000 aggregate principal amount of senior notes due April 1, 2010.

The Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of BGC Holdings and the Company, respectively. The Notes bear an annual interest rate of 8.75%, which are payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. The Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

Holders may exchange or convert the Notes at their option at any time until the close of business on the second scheduled trading day of the Class A common stock immediately preceding the maturity date. The Notes are exchangeable and convertible as follows:

•

The BGC Holdings Notes held by Cantor are (i) exchangeable for a like principal amount of BGCP Notes held by BGC Holdings, or (ii) convertible into an aggregate of 21,805,897 BGC Holdings exchangeable limited partnership interests at a conversion rate of 145.3727 units per $1,000 of principal amount of BGC Holdings Notes, equivalent to a conversion price of $6.88 per unit. The BGC Holdings exchangeable limited partnership interests are themselves exchangeable on a one-for-one basis for shares of Class A common stock.

•

The BGCP Notes are currently convertible into an aggregate of 21,805,897 shares of Class A common stock at a conversion rate of 145.3727 shares of Class A common stock per $1,000 principal amount of BGCP Notes, equivalent to a conversion price of $6.88 per share.

The conversion rate of the BGC Holdings Notes into BGC Holdings exchangeable limited partnership interests and the conversion rate of the BGCP Notes into shares of Class A common stock are subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. Adjustments as a result of dividends in excess of $0.10 per share have occurred as a result of the last three quarterly dividend payments. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

The Company and BGC Holdings may not redeem their respective Notes prior to their stated maturity dates. Under the Indenture, if the Company undergoes a fundamental change, holders of the BGCP Notes may elect to have all or a portion of their BGCP Notes repurchased for cash at a price equal to 100% of the principal amount of the BGCP Notes purchased, plus any accrued and unpaid interest, but excluding the fundamental change purchase date. A “fundamental change” will be deemed to have occurred when any of the following occurs:

•

a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), other than the Company, its subsidiaries, the Company’s or its subsidiaries’ employee benefit plans or “permitted holders” (as defined below), files a Schedule TO or any schedule, form or report under the Exchange Act disclosing that such person or group has become the direct or indirect ultimate “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of the Company’s common equity representing more than 50% of the voting power of the Company’s common equity;

•

consummation of any binding share exchange, exchange offer, tender offer, consolidation or merger of the Company pursuant to which the Company’s common stock will be converted into cash, securities or other property or any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the consolidated assets of the Company and its subsidiaries, taken as a whole, to any person other than one or more of its subsidiaries (any such exchange, offer, consolidation, merger, sale, lease or other transfer transaction or series of transactions being referred to herein as an “event”); provided, however, that any such event where the holders of more than 50% of the shares of the Company’s common stock immediately prior to such event own, directly or indirectly, more than 50% of all classes of common equity of the continuing or surviving person or transferee or the parent thereof immediately after such event will not be a fundamental change;

•	the Company’s stockholders approve any plan or proposal for the Company’s liquidation or dissolution; or

•	the Class A common stock ceases to be listed on at least one U.S. national securities exchange.

A “permitted holder” means Howard W. Lutnick, any person controlled by him or any trust established for Mr. Lutnick’s benefit or for the benefit of his spouse, any of his descendants or any of his relatives, in each case, so long as he is alive and, upon his death or incapacity, any person who will, as a result of Mr. Lutnick’s death or incapacity, become a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of the Company’s common equity by operation of a trust, by will or the laws of descent and distribution or by operation of law.

If the Company undergoes a fundamental change, holders of the BGC Holdings Notes have the right to require BGC Holdings to repurchase all or a portion of their BGC Holdings Notes for cash at the same time and on the same terms as the holders of the BGCP Notes.

The Notes and the Indenture do not contain any financial covenants. The Notes and the Indenture contain customary events of default. The following events are considered “events of default,” which may result in the acceleration of the maturity of the Notes:

•	default in the payment in respect of the principal of any Note at its maturity, upon required repurchase, upon declaration of acceleration or otherwise;

•	default in the payment of any interest upon any Note when it becomes due and payable, with such default continuing for 60 days;

•	failure to comply with the obligation to convert such Notes upon exercise of a holder’s conversion right, with such failure continuing for 10 business days;

•	in the case of the BGCP Notes only, failure by the Company to issue a fundamental change notice when due, with failure continuing for 10 business days;

•

in the case of the BGC Holdings Notes only, failure by BGC Holdings to comply with its obligation to prepay or repurchase all or any portion of the BGC Holdings Notes, upon exercise of the holders’ right to require such prepayment or repurchase or otherwise, with such failure continuing for 10 business days;

•

default in the performance, or breach, of any covenant or agreement by BGC Holdings or the Company of their respective Notes, with continuance of such default or breach for 90 consecutive days after written notice thereof has been given;

•

an event of default as defined in any bonds, debentures or other instruments under which there may be issued evidences of indebtedness by the Company or any of its significant subsidiaries or BGC Holdings, as the case may be, of at least $100 million, whether such indebtedness now exists or will hereafter be created, which event of default (or comparable default) will have resulted in the acceleration of the maturity of at least $100 million of such indebtedness prior to its express maturity or will constitute a failure to pay at least $100 million of such indebtedness when due and payable after the expiration of any applicable grace period with respect thereto, with such event of default (or comparable default) not having been rescinded or annulled or such indebtedness not having been discharged and such event of default (or comparable default) continuing for 30 consecutive days after written notice has been given;

•

entry against the Company or any of its significant subsidiaries or BGC Holdings, as the case may be, of a final judgment for the payment of money in an aggregate amount in excess of $100 million (excluding any amounts covered by insurance), by a court or courts of competent jurisdiction, which judgment remains undischarged, unwaived, unstayed, unbonded or unsatisfied for 90 days after (i) the date on which the right to appeal or petition for review thereof has expired if no such appeal or review has commenced, or (ii) the date on which all rights to appeal or petition for review have been extinguished; or

•	certain events in bankruptcy, insolvency or reorganization relating to the Company or any of the Company’s significant subsidiaries or BGC Holdings.

Unless holders of at least a majority of the aggregate principal amount of the BGC Holdings Notes elect otherwise, at any time the BGCP Notes are prepaid or repurchased by the Company (including upon an event of default under the Indenture) BGC Holdings must prepay or repurchase the BGC Holdings Notes in the same principal amount and on the same terms as the BGCP Notes.

The Company issued the rights to acquire shares of Class A common stock upon the exchange of the BGC Holdings exchangeable limited partnership interests or upon the conversion of the BGCP Notes, as described above, pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) thereof for transactions not involving a public offering.

In connection with the issuance of the BGCP Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Cantor, dated April 1, 2010, pursuant to which holders of the BGCP Notes and the shares of Class A common stock issuable upon conversion of the BGCP Notes (the “Registrable Securities”) have registration rights. Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement pursuant to Rule 415 under the Securities Act, which will provide for resales of all Registrable Securities. In addition, holders of the Registrable Securities have the right to demand registration for resales of the Registrable Securities in an underwritten public offering if such offering (i) represents at least 5% of either the BGCP Notes or the shares of Class A common stock outstanding on the date of the demand, or (ii) has an aggregate market value on the date of the demand of greater than $7.5 million. Holders of the Registrable Securities are entitled to an aggregate of four demand registrations, which are subject to certain exceptions.

The registration rights granted in the Registration Rights Agreement are subject to customary restrictions such as blackout periods and limitations on the number of other securities of the Company to be included in any underwritten offering. In addition, the Registration Rights Agreement contains other limitations on the timing and ability of holders of the Registrable Securities to exercise demand registration rights.

Freedom

We and Cantor formed Freedom to acquire a 66.7% interest in Freedom International Brokerage, a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, in April 2001. As of the closing of the merger, we became entitled to 100% of Freedom’s capital interest in Freedom International Brokerage and we assumed 100% of Freedom’s cumulative profits. As of December 31, 2010, the investment in Freedom International Brokerage was $10.3 million. We also entered into the Freedom services agreements with Freedom International Brokerage.

Other Agreements

Services Agreements

Under the JSA, the Freedom services agreements and CO2e services agreement, eSpeed owned and operated the electronic trading systems and was responsible for providing electronic brokerage services, and Cantor and BGC Partners, Freedom and CO2e provided or provides voice-assisted brokerage services, clearance, settlement and other fulfillment and related services, such as credit and risk management services, oversight of customer suitability and regulatory compliance, sales positioning of products and other services customary to brokerage operations in exchange for certain revenue shares. The agreements also provided for certain performance obligations and non-competition provisions. Pursuant to the terms of the merger agreement, the JSA and the CO2e services agreement terminated upon the completion of the merger.

Additional Previous Transactions

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

On June 5, 2010, warrants to purchase 666,666 shares of Class A common stock by each of Dynegy Inc. and Williams Energy Marketing & Trading Company expired without being exercised.

Indemnification by Cantor

Although we do not expect to incur any losses with respect to pending lawsuits or supplemental allegations relating to Cantor and Cantor’s limited partnership agreement, in connection with our initial public offering, Cantor agreed to indemnify us with respect to any liabilities it incurs as a result of such lawsuits or allegations.

Distribution Rights Shares/Distributions/Receipt/Company Repurchases/Deferrals

Between July 29, 2010 and March 1, 2011, Cantor distributed an aggregate of 2,720,196 shares of Class A common stock to retained and founding partners to satisfy certain of Cantor’s distribution rights obligations as follows:

•

on August 12, 2010, Cantor distributed 53,945 previously deferred distribution rights shares to Mr. Merkel, with the Company repurchasing such 53,945 shares from Mr. Merkel at a price of $5.29 per share on such date;

•

on September 20, 2010, Cantor distributed 12,981 distribution rights shares to a certain partner of Cantor, with the Company repurchasing such 12,981 shares from such partner at a price of $5.76 per share on such date; and

•

on September 29, 2010, October 25, 2010 and November 12, 2010, Cantor distributed 2,175,626, 4,456 and 473,188 distribution rights shares, respectively, with 2,609,366 of those shares included in a prospectus supplement to the Resale Registration Statement (defined below) filed by the Company with the SEC on November 22, 2010, as discussed below;

On October 1, 2010, the 30-month anniversary of the completion of the Merger, Cantor was obligated to distribute an aggregate of 1,121,579 distribution rights shares to retained partners, not including shares previously distributed to such partners or deferred by certain retained partners. In connection with the previous distributions of distribution rights shares and in connection with the 30-month anniversary of the completion of the Merger, Cantor offered to retained partners the opportunity to elect to defer their receipt of such 1,121,579 distribution rights shares and receive a distribution equivalent from Cantor rather than receiving an immediate distribution of such shares. Retained partners elected to defer receipt of an aggregate of 934,637 distribution right shares otherwise distributable to them on October 1, 2010. Retained partners who elected to defer their right to receive such shares are entitled to receive their shares upon written notice to Cantor. Such shares will be delivered to such partners on such subsequent dates after receipt of such notice as shall be determined by Cantor in its administrative discretion, and Cantor shall have a right to defer such distributions for up to three months, although Cantor generally makes such distributions on a quarterly basis to such partners.

Mr. Lutnick elected to defer receipt of an aggregate of 682,746 distribution rights shares otherwise distributable to him on October 1, 2010 and receive a distribution equivalent from Cantor, rather than receiving such distribution rights shares at that time. Mr. Merkel elected to receive 13,684 and 3,369 distribution rights shares, respectively, distributable to them on October 1, 2010. They received such shares on November 15, 2010 and included those shares in the prospectus supplement to the Resale Registration Statement filed by the Company with the SEC on November 22, 2010, as discussed below.

As of March 1, 2011, the aggregate number of remaining distribution rights shares that Cantor is obligated to distribute to retained and founding partners is 19,363,672 shares (17,287,343 shares with respect to retained partners and 2,076,329 shares with respect to founding partners). On April 1, 2011, the 36-month anniversary of the completion of the Merger, Cantor is obligated to distribute to retained and founding partners an aggregate of 2,921,018 such shares (1,136,121 shares with respect to retained partners and 1,784,897 shares with respect to founding partners), not including shares previously distributed to such partners or deferred by certain retained partners.

Controlled Equity Offerings/Payment of Commissions to CF&Co.

On June 2, 2010, the Company entered into a controlled equity offering sales agreement (the “June Sales Agreement”) with CF&Co., pursuant to which the Company could offer and sell up to 5,500,000 shares of Class A common stock (subject to a maximum aggregate gross sales price of $100,000,000) from time to time through CF&Co., as the Company’s sales agent. CF&Co. is a wholly owned subsidiary of Cantor and an affiliate of the Company. All such 5,500,000 shares of Class A common stock have been sold under the June Sales Agreement. Under the June Sales Agreement, the Company agreed to pay to CF&Co. a commission of 2% of the gross proceeds from the sales of such shares, resulting in a total of $623,707 paid by the Company to CF&Co.

In addition, on September 3, 2010, the Company entered into a second controlled equity offering sales agreement with CF&Co. (the “September Sales Agreement”), relating to an additional 5,500,000 shares of Class A common stock. Pursuant to the terms of the September Sales Agreement, the Company may offer and sell up to 5,500,000 shares of Class A common stock (subject to the maximum aggregate gross sales price remaining under the Company’s Registration Statement on Form S-3 (File No. 333-166564)) from time to time through CF&Co., as the Company’s sales agent. Under the September Sales Agreement, the Company has agreed to pay to CF&Co. a commission of 2% of the gross proceeds from the sales of such shares. As of March 1, 2011, 435,910 shares of Class A common stock have been sold under the September Sales Agreement, resulting in a total of $74,771 paid by the Company to CF&Co., and 5,064,090 shares of Class A common stock remain to be sold under such Agreement.

Exchange by Cantor of BGC Holdings Exchangeable Limited Partnership Units for Shares of Class A Common Stock

On August 16, 2010, Cantor exchanged 200,000 BGC Holdings exchangeable limited partnership units for 200,000 shares of Class A common stock and donated such shares to The Cantor Fitzgerald Relief Fund (the “Relief Fund”), as discussed below. Some of the shares donated to the Relief Fund were subsequently purchased by Mr. Lutnick and his accounts, and other such shares were included in the Resale Registration Statement, as discussed below.

Redemption of Non-Exchangeable BGC Holdings Founding Partner Units From Terminating Founding Partners/Cantor Purchase Right/Company Compensation Arrangements

In the event that BGC Holdings redeems any non-exchangeable founding partner units held by any founding partner upon termination or bankruptcy of the founding partner, Cantor has the right to purchase from BGC Holdings an equivalent number of BGC Holdings limited partnership units upon the same terms. Any such limited partnership units purchased by Cantor from BGC Holdings will be exchangeable by Cantor for shares of Class B common stock, at Cantor’s option, or if there are no additional authorized but unissued shares of Class B common stock, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments), from the Company, on the same basis as Cantor’s other exchangeable limited partnership units acquired in connection with the Merger.

On August 27, 2010 and August 31, 2010, BGC Holdings redeemed an aggregate of 214,176 and 325,400 non-exchangeable founding partner units, respectively, held by three terminating founding partners, and Cantor exercised its right to purchase from BGC Holdings an equivalent number of BGC Holdings exchangeable limited partnership units at a price of approximately $3.30 per unit. In addition, on November 17, 2010, BGC Holdings redeemed an aggregate of 1,489,338 non-exchangeable founding partner units held by 35 terminating founding partners, and Cantor exercised its right to purchase from BGC Holdings an equivalent number of exchangeable limited partnership units at a price of approximately $3.58 per unit.

As a result of these purchases, as of March 1, 2011 Cantor owns an aggregate of 65,862,204 BGC Holdings exchangeable limited partnership units. In addition, as of March 1, 2011, as a result of the termination of an aggregate of 3 additional founding partners, BGC Holdings has the right to redeem an aggregate of 193,188 non-exchangeable founding partner units. Accordingly, upon the redemption of any of such founding partner units, Cantor will have the right to purchase from BGC Holdings an equivalent number of exchangeable limited partnership units pursuant to terms yet to be determined.

On November 1, 2010, the Audit and Compensation Committees of the Board of Directors of the Company authorized the Company’s management from time to time to cause it to enter into various compensatory arrangements with partners, including founding partners who hold non-exchangeable founding partner units that Cantor has not elected to make exchangeable into shares of Class A Common Stock. These arrangements, which may be entered into prior to or in connection with the termination of such partners, include but are not limited to the grant of shares or other awards under the Company’s Second Amended and Restated BGC Partners, Inc. Long Term Incentive Plan, payments of cash or other property, or partnership awards under the BGC Holdings’ Participation Plan or other partnership adjustments, which arrangements may result in the repayment by such partners of any partnership loans or other amounts payable to or guaranteed by Cantor earlier than might otherwise be the case, and for which the Company may incur compensation charges that it might not otherwise have incurred had such arrangements not been entered into.

Conversions and Exchanges /Form S-3 Resale Registration Statement

On May 6, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. On May 28, 2010 Cantor exchanged 3,500,000 BGC Holdings exchangeable limited partnership interests for 3,500,000 shares of Class A common stock, and in connection therewith, on July 2, 2010 the Company filed a resale Registration Statement on Form S-3 (the “Resale Registration Statement”) with respect to the 3,500,000 shares of Class A common stock that may be sold by Cantor for the account of certain retained and founding partners and/or by such retained and founding partners, as distributees of shares of Class A common stock from Cantor, from time to time on a delayed or continuous basis.

On September 3, 2010, the Company filed Amendment No. 1 to the Resale Registration Statement to update the number of shares that may be sold under the Resale Registration Statement to 3,646,055, excluding 53,945 of the distribution rights shares distributed to Mr. Merkel and repurchased by the Company, as discussed above, but including 200,000 shares contributed by Cantor to the Relief Fund, as discussed below. As discussed above, Cantor had obtained such 200,000 shares of Class A common stock on August 16, 2010 by exchanging 200,000 BGC Holdings exchangeable limited partnership interests. On October 1, 2010, the Company filed Amendment No. 2 to the Resale Registration Statement, updating the number of shares that may be sold under the Resale Registration Statement to 3,494,891, including 61,817 shares that could be sold by the Relief Fund after the Relief Fund sold 138,183 shares to Mr. Lutnick and his accounts, as discussed below. The Resale Registration Statement was declared effective by the SEC on October 12, 2010. On November 22, 2010, the Company filed a prospectus supplement to the Resale Registration Statement primarily to include the names of additional selling stockholders and revise other information, as appropriate.

The prospectus supplement to the Resale Registration Statement filed on November 22, 2010 included 48,149 shares for the Relief Fund and reflected the Relief Fund’s sale of an additional 13,668 shares to Mr. Lutnick and his accounts on November 3, 2010. The primary purposes of the Resale Registration Statement are to enable retained and founding partners to resell certain distribution rights shares which they have a right to acquire from Cantor and to enable the Relief Fund to sell certain shares of Class A common stock donated to it by Cantor. The Company is bearing all of the expenses of the Resale Registration Statement and sale of the shares, except selling stockholders are paying their own commissions for the sale of their shares. While Cantor is nominally listed as a selling stockholder, it has not and will not sell any shares for its own account under the Resale Registration Statement.

Authorization to Engage CF&Co. and its Affiliates to Act as Financial Advisor to the Company

On August 2, 2010, the Company was authorized to engage CF&Co. and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions with or involving one or more targets as requested by the Company on behalf of its affiliates from time to time on terms, conditions and fees. In the third quarter of 2010, the Company paid CF&Co., an advisory fee of approximately $700,000 in connection with the acquisition of Mint. In addition, on September 3, 2010 the Company filed a registration statement on Form S-4 (the “Form S-4 Registration Statement”), which was declared effective by the SEC on October 12, 2010, for the offer and sale of up to 20,000,000 shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. In addition to shares of Class A common stock, the Company may offer other consideration in connection with such business combination transactions, including, but not limited to, cash, notes or other evidences of indebtedness, BGC Holdings units that may be exchangeable for shares of Class A common stock offered and sold on the Form S-4 Registration Statement, assumption of liabilities or a combination of these types of consideration. The Form S-4 Registration Statement states that the Company may pay finders’, investment banking or financial advisory fees to broker-dealers, including, but not limited to, CF&Co. and its affiliates, from time to time in connection with certain business combination transactions, and, in some cases, the Company may issue shares of Class A common stock offered pursuant to the Form S-4 Registration Statement in full or partial payment of such fees.

Charity Day/Acceleration of Exercisability of Exchangeable Founding Partner Unit Exchange Rights/Purchase of Exchangeable Founding Partner Units/Exchange Rights

On April 26, 2010 two founding partners, one of whom is a former executive officer of the Company, donated an aggregate of 607,902 shares of Class A common stock to the Relief Fund to cover a portion of the net proceeds raised by employees of the Company on its annual September 11, 2009 Charity Day (“2009 Charity Day”). In connection with 2009 Charity Day, on August 12, 2010 one of these founding partners donated an additional 400,000 shares of Class A common stock to the Relief Fund, which shares were issued to him by the Company upon exchange of exchangeable founding partner units. As a result, an aggregate of 1,007,902 shares of Class A common stock were donated by these two founding partners to cover approximately $6.1 million of the final net proceeds raised by the employees of the Company in connection with 2009 Charity Day.

In connection with the founding partner’s donation of the additional 400,000 shares of Class A common stock to the Relief Fund, Cantor accelerated the exercisability of the exchange rights of his 400,000 exchangeable founding partner units, which exchange rights would have otherwise become exercisable on the third anniversary of the Merger, and the Company, as the general partner of BGC Holdings, agreed to remove any contractual transfer restrictions on the 400,000 shares of Class A common stock in order to permit such founding partner to donate such shares to the Relief Fund. On August 12, 2010, the Company repurchased from the Relief Fund such 400,000 shares of Class A common stock at a price of $5.29 per share. In addition, on August 17, 2010, Cantor further agreed to accelerate the exchangeability of the exchange rights of an additional 200,000 exchangeable founding partner units of the partner, and Cantor and the Company agreed to the sale by such founding partner of such 200,000 exchangeable founding partner units to a Cantor partner. Following these transactions and as of the date of this filing, the aforementioned founding partner holds an aggregate of 200,000 exchangeable founding partner units, of which exchange rights with respect to such units are currently exercisable for shares of Class A common stock.

On December 17, 2010, one partner donated 150,000 shares to the Relief Fund, which shares were issued to him by the Company upon exchange of BGC Holdings limited partnership units he received as part of his compensation. Pursuant to the terms of the BGC Holdings limited partnership agreement, Cantor consented to the exchange of such units for shares of Class A common stock and the Company, as the general partner of BGC Holdings, agreed to remove any contractual transfer restrictions on the 150,000 shares of Class A common stock in order to permit such founding partner to donate such shares.

Purchases of Certain Shares of Class A Common Stock by Mr. Lutnick and His Accounts/Donation of Shares

On September 20, 2010, Mr. Lutnick purchased from the Relief Fund, in a single transaction, 50,366 shares of Class A common stock for various custodial (9,743 shares), retirement (16,952 shares) and trust (23,671 shares) accounts for his own benefit and for the benefit of members of his immediate family. On September 30, 2010 and November 3, 2010, Mr. Lutnick purchased from the Relief Fund 87,817 and 13,668 additional shares of Class A common stock, respectively, for a Keogh retirement account for his own benefit. The sources of funds for the purchases of these shares of Class A common stock from the Relief Fund were Mr. Lutnick’s personal funds and available cash in the accounts.

Issuances of Shares of Class A Common Stock Upon Exchanges of BGC Holdings Exchangeable Founding Partner Units/Opening of Brokerage Accounts

Since July 29, 2010, the Company has issued an aggregate of 2,410,298 shares of Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partner units. In order to facilitate the receipt and sale of the exchange shares by the founding partners and the distribution rights shares to be received by retained and founding partners, the Company and Cantor have made arrangements for such partners to open brokerage accounts with an investment bank. These accounts will facilitate repayment by any such partners of any partnership loans or other amounts payable to or guaranteed by Cantor from the proceeds of any sale of such shares.

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

In June 2008, the Company was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $2.0 million increase in this amount was authorized on November 1, 2010. The Company was further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. During the year ended December 31, 2010, the Company made a $2.4 million cash contribution to Aqua.

On December 21, 2007, the Company together with other leading financial institutions announced the formation of a limited partnership that has established a fully-electronic futures exchange. In November 2010, the Company made an additional investment of approximately $6.4 million in ELX. The Company holds an approximate 26.3% interest in ELX Futures LP (“ELX”). The Company has also entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX.

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

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less than favorable to the receiving party than such services are provided to typical third-party customers.

In September 2010, the Audit Committee authorized management to approve the transfer of five options brokers in Paris from Cantor to BGC Partners.

In November 2010, the Audit Committee authorized the transfer of two equity derivatives brokers from BGC to Cantor.

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

Acceleration of Exercisability of Exchangeable Founding Partner Unit Exchange Rights Held by Mr. Lynn

On December 15, 2010, the Compensation Committee approved Cantor’s acceleration of exercisability of exchange rights with respect to 754,769 exchangeable founding partner units held by Mr. Lynn, which exchange rights would otherwise have become exercisable in one-third increments on April 1, 2014, 2015 and 2016, and authorized that all such exchangeable units may be redeemed by BGC Holdings for cash at the ten-day average closing price for a share of Class A common stock, less 2%. On December 31, 2010, BGC Holdings redeemed 350,000 such units for $8.54 per unit, or $2,989,000 in the aggregate, leaving 404,770 units subject to the arrangement. Not including the 404,770 units subject to the arrangement, as of the date of this filing, Mr. Lynn holds an aggregate of 1,261,128 exchangeable founding partner units, of which exchange rights with respect to 506,359 units are currently exchangeable for shares of Class A common stock, and exchange rights with respect to 754,769 units are exchangeable in one-third increments on April 1, 2011, April 1, 2012 and April 1, 2013.

Exercises of Employee Stock Options

On February 17, 2011, Mr. Lutnick exercised an employee stock option with respect to 1,500,000 shares of Class A common stock at an exercise price of $5.10 per share. The exercise price was paid in cash from

Mr. Lutnick’s personal funds. Mr. Lutnick does not currently intend to sell any of the 1,500,000 shares of Class A common stock acquired upon exercise of the option.

On January 18, 2011, Mr. Merkel exercised an employee stock option with respect to 11,000 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Merkel received 2,332 net shares of Class A common stock in connection with the option exercise. On January 25, 2011, Mr. Merkel sold the 2,332 shares of Class A common stock to the Company at a price of $8.2595 per share, which price was calculated based on the five-day average closing price for a share of Class A common stock beginning on January 18, 2011, less 2%. Furthermore, on February 15, 2011, Mr. Merkel exercised the employee stock option with respect to an additional 11,000 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Merkel received 2,332 net shares of Class A common stock in connection with the option exercise. On February 23, 2011, Mr. Merkel sold the 2,332 shares of Class A common stock to the Company at a price of $8.7474 per share, which price was calculated based on the five-day average closing price for a share of Class A common stock beginning on February 15, 2011, less 2%. In the future, Mr. Merkel may engage in additional such exercises of such options and sell to the Company the net shares of Class A common stock acquired by him upon such exercises, with the per share sale price calculated based on a five-day average closing price for a share of Class A common stock, less 2%.

On January 18, 2011, Mr. Lynn exercised an employee stock option with respect to 4,219 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Lynn received 895 net shares of Class A common stock in connection with the option exercise. On January 25, 2011, Mr. Lynn sold the 895 shares of Class A common stock to the Company at a price of $8.2595 per share, which price was calculated based on the five-day average closing price for a share of Class A common stock beginning on January 18, 2011, less 2%. Furthermore, on February 15, 2011, Mr. Lynn exercised the employee stock option with respect to an additional 4,219 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Lynn received 895 net shares of Class A common stock in connection with the option exercise. On February 23, 2011, Mr. Lynn sold the 895 shares of Class A common stock to the Company at a price of $8.7475 per share, which price was calculated based on the five-day average closing price for a share of Class A common stock beginning on February 15, 2011, less 2%. In the future, Mr. Lynn may engage in additional such exercises of such options and sell to the Company the net shares of Class A common stock acquired by him upon such exercises, with the per share sale price calculated based on a five-day average closing price for a share of Class A common stock, less 2%.

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

Leases

We have offices in the United States, Canada, Europe, United Kingdom, Latin America, Asia, Africa and the Middle East. Our principal executive offices are located at contiguous space at 499 Park Avenue, New York, New York. We also occupy a large space at 199 Water Street, New York, New York. Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the 16-year term of the lease for such spaces.

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

Repurchases and Purchases

Our board of directors and our audit committee have authorized repurchases of our common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor or our executive officers, at the volume weighted average price, to the extent available, or at other negotiated prices, of such securities on the date on which such purchase or repurchase is made. On May 4, 2010 the Company’s Board of Directors authorized an $85 million increase in the BGC Partners stock repurchase authorization, bringing the total amount available for future repurchases of Class A common stock to $100 million. Management was authorized to purchase shares in the open market as well as shares or partnership units from employees, partners, Cantor and/or its affiliates. The Company currently has approximately $97.5 million remaining from its buyback authorization and from time to time, the Company may actively continue to repurchase shares, partnership units or other interests. We expect to pay such dividends, if and when declared by our board of directors and our audit committee, on a quarterly basis. The dividend to stockholders is expected to be calculated based on post-tax distributable earnings allocated to BGC Partners, Inc. and generated over the fiscal quarter ending prior to the record date for the dividend.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young, LLP (“Ernst & Young”) during the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit fees(a)	$3,953,090	$4,204,873
Audit-related fees(b)	113,000	—
Tax fees	100,000	18,705
All other fees	—	59,671

Total	$4,166,090	$4,283,249

(a)	Audit fees consist of: (i) the integrated audit of our consolidated financial statements included in our Annual Report on Form 10-K, including the audit of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002; (ii) reviews of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q; and (iii) statutory and regulatory audits and other services related to SEC matters.
(b)	Fees for audit-related services consist of audit fees for the employee benefit plan.

Audit Committee’s Pre-Approval Policies and Procedures

During 2010, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ending December 31, 2010. Ernst & Young was also approved to perform reviews, pursuant to Statement on Auditing Standards No. 100, of our quarterly financial reports within the year ended December 31, 2010 and certain other audit related services such as accounting consultations. Pursuant to our Audit Committee charter, the Audit Committee will pre-approve all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to certain minimum exceptions set forth in the charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. See Index to Financial Statements on page 105.

(a)(2) Schedule I, Parent Company Only Financial Statements. All other schedules are omitted because they are not applicable, not required or the required information is in the financial statements or the notes thereto.

(a)(3) The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. Schedules and similar attachments to the exhibits designated by a double asterisk (**) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. BGC Partners, Inc. will supplementally furnish a copy of them to the SEC upon request. We have requested confidential treatment as to certain portions of the Exhibits designated by a cross (+), which portions have been omitted and filed separately with the Securities and Exchange Commission (the “SEC”). Certain exhibits have been previously filed with the SEC pursuant to the Securities Exchange Act of 1934 (Commission File number 0-28191).

Exhibit Number	Exhibit Title
1.1	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 3, 2010 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2010)

1.2	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated June 2, 2010 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2010)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.3	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.4	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.5	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.7	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.8	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.6	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.7	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

Exhibit Number	Exhibit Title
10.8	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.9	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.10	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.11	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.12	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.13	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.14	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.15	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.16	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.18	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.19	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.20	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.21	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title
10.22	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.23	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.24	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.25	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.26	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.27	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.28	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.29	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.30	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.31	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.32	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.33	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.35	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

Exhibit Number	Exhibit Title
10.36	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.37	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.38	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.39	Employment Agreement, dated as of November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009)

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.41	Employment Agreement, dated as of March 31, 2008, between BGC Brokers, L.P. and Shaun D. Lynn (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.42	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.43	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.44	Indenture, dated as of April 1, 2010, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.45	BGC Partners, Inc. 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.46	BGC Holdings, L.P. 8.75% Senior Convertible Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.47	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.48	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010

10.49	BGC Partners, Inc. Second Amended and Restated Long Term Incentive Plan dated as of December 14, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2009)

10.50	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

Exhibit Number	Exhibit Title
10.51	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.52	Letter Agreement, dated as of March 29, 2010, by and between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.53	Letter Agreement, dated as of March 29, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.54	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P.

10.55	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P.

10.56	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P.

10.57	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P.

10.58	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011

21.1	List of subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernest & Young LLP, independent auditors

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2011.

BGC Partners, Inc.

By:	/s/ HOWARD W. LUTNICK
Name: Howard W. Lutnick
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date

/s/ HOWARD W. LUTNICK Howard W. Lutnick	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/s/ A. GRAHAM SADLER A. Graham Sadler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ STEPHEN T. CURWOOD Stephen T. Curwood	Director	March 16, 2011

/s/ JOHN H. DALTON John H. Dalton	Director	March 16, 2011

/s/ BARRY R. SLOANE Barry R. Sloane	Director	March 16, 2011

/s/ ALBERT M. WEIS Albert M. Weis	Director	March 16, 2011

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$52	$1,148
Investments	895	895
Investments in subsidiaries	307,728	263,585
Receivables from related parties	158,125	8,771
Other assets	11,388	4,068

Total assets	$478,188	$278,467

Liabilities and Stockholders’ Equity
Payables to related parties	46,721	59,844
Accounts payable, accrued and other liabilities	16,930	16,734
Long-term debt	27,620	—
Long-term debt with related parties	150,000	—

Total liabilities	241,271	76,578
Total stockholders’ equity	236,917	201,889

Total liabilities and stockholders’ equity	$478,188	$278,467

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Transaction revenues	$—	$—	$2,544
Fees from related parties	—	—	5,341
Software solutions	—	—	1,562
Interest income	9,844	3	4
Other revenues	—	74	26

Total revenues	9,844	77	9,477

Expenses:
Compensation and employee benefits	—	—	6,971
Fees to related parties	—	—	2,058
Interest expense	12,928	815	477
Other expenses	182	50	12,590

Total expenses	13,110	865	22,096
Loss from continuing operations before income taxes	(3,266)	(788)	(12,619)
Equity income (loss) of subsidiaries	26,014	24,499	(24,040)
Provision (benefit) for income taxes	1,586	3,686	(6,950)

Net income (loss) available to common stockholders	$21,162	$20,025	$(29,709)

Per share data:
Basic earnings (loss) per share	$0.24	$0.25	$(0.28)

Basic weighted average shares of common stock outstanding	88,294	80,350	105,771

Fully diluted earnings (loss) per share	$0.24	$0.24	$(0.28)

Fully diluted weighted average shares of common stock outstanding	228,568	211,036	105,771

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$21,162	$20,025	$(29,709)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Fixed asset depreciation and intangible asset amortization	—	—	6,117
Equity-based compensation	—	—	16
Equity in net (gains) losses of unconsolidated investments	(26,014)	(24,535)	24,040
Deferred tax expense (benefit)	1,250	(579)	(3,490)
Recognition of deferred revenue	—	—	(1,973)
Other	—	—	1,784
Decrease (increase) in operating assets:
Reverse repurchases agreements with related parties	—	—	(49)
Receivables from related parties	(149,354)	(4,458)	(140,450)
Other assets	(5,772)	(1,845)	(28,873)
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	8,899	16,161	(23,289)
Payables to related parties	(13,123)	20,601	39,674
Deferred revenue	—	—	764

Net cash (used in) provided by operating activities	(162,952)	25,370	(155,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of secured loan by related party	—	—	65,000
Purchase of fixed assets	—	—	(1,641)
Capitalization of software development costs	—	—	(3,560)
Capitalization of patent defense and registration costs	—	—	(537)
Increase in investment in unconsolidated subsidiary	—	—	(28,568)

Net cash provided by investing activities	—	—	30,694

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(42,606)	(24,171)	(18,600)
Repurchase of Class A common stock	(19,871)	(7,911)	(19,248)
Long-term debt	27,620	—	—
Long-term debt with related parties	150,000	—	—
Distributions from subsidiaries	12,312	7,579	44,154
Proceeds from primary offering of Class A common stock, net	33,938	—	72,342
Proceeds from exercises of stock options and warrants	463	—	1,174
Issuance of Class A common stock upon exchange of founding partner units and distribution rights	—	—	3,824
Stock-based compensation	—	—	6,887
Cancellation of RSUs in satisfaction of withholding tax requirements	—	—	(1,431)

Net cash provided by (used in) financing activities	161,856	(24,503)	89,102
Net (decrease) increase in cash and cash equivalents	(1,096)	867	(35,642)
Cash and cash equivalents at beginning of period	1,148	281	35,923

Cash and cash equivalents at end of period	52	$1,148	$281

Supplemental non-cash information
Contribution of eSpeed operations to subsidiary upon merger	$—	$—	$(298,178)
Issuance of Class A common stock upon exchange of limited partnership units	24,583	9,650	—

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

2. Commitments, Contingencies and Guarantees

On March 31, 2008, BGC Partners, L.P. a subsidiary of the Company, entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of Senior Notes to a number of investors. The Senior Notes incurred interest payable semiannually at the rate of 5.19% per annum. The Senior Notes matured on April 1, 2010.

On September 25, 2009, BGC Partners, L.P. a subsidiary of the Company, entered into a secured loan arrangement, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for a loan of $19.0 million. The outstanding balance of the secured loan was $11.6 million and $17.6 million as of December 31, 2010 and 2009, respectively. The principal and interest on this secured loan arrangement is repayable in thirty six consecutive monthly installments at a fixed rate of 8.09% per annum.

In connection with the issuance of these Notes, the Company provided guarantees of payment and performance of BGC Partners L.P.’s obligations pursuant to the agreements.

As of December 31, 2010, the Company has not been called upon to fulfill any obligations under the guarantees.

3. Long Term Debt

On April 1, 2010, the Company issued an aggregate of $150.0 million principal amount of Convertible Notes to BGC Holdings, L.P., which further issued an aggregate of $150.0 million Convertible Notes to Cantor in a private placement transaction. In a back-to-back transaction, the Company loaned the $150.0 million to BGC Partners, L.P., which utilized the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010.

The Convertible Notes bear an annual interest rate of 8.75%, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are convertible into 21.8 million shares of Class A common stock. The Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

On various dates during the year ended December 31, 2010, the Company (as Co-Lessee with other related entities) sold certain furniture, equipment and software for $29.3 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $27.6 million as of December 31, 2010. The Company recorded interest expense of $0.3 million for the year ended December 31, 2010.

Because assets revert back to the BGC Partners, Inc. and subsidiaries at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the BGC Partners, Inc. consolidated balance sheet as a financing obligation, and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and equipment” in the BGC Partners, Inc. consolidated statements of operations.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
1.1	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 3, 2010 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2010)

1.2	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated June 2, 2010 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2010)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.3	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.4	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.5	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit Number	Exhibit Title
4.6	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.7	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.8	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.6	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.7	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.9	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.10	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.11	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.12	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

Exhibit Number	Exhibit Title
10.13	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.14	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.15	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.16	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.18	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.19	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.20	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.21	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.22	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.23	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.24	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.25	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.26	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.27	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

Exhibit Number	Exhibit Title
10.28	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.29	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.30	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.31	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.32	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.33	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.35	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.36	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.37	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.38	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.39	Employment Agreement, dated as of November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009)

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.41	Employment Agreement, dated as of March 31, 2008, between BGC Brokers, L.P. and Shaun D. Lynn (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title
10.42	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.43	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.44	Indenture, dated as of April 1, 2010, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.45	BGC Partners, Inc. 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.46	BGC Holdings, L.P. 8.75% Senior Convertible Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.47	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.48	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010

10.49	BGC Partners, Inc. Second Amended and Restated Long Term Incentive Plan dated as of December 14, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2009)

10.50	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.51	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.52	Letter Agreement, dated as of March 29, 2010, by and between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.53	Letter Agreement, dated as of March 29, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.54	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P.

10.55	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P.

10.56	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P.

10.57	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P.

10.58	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011

Exhibit Number	Exhibit Title
21.1	List of Subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002