Form 10-Q
period 2011-03-31
BGC Partners, Inc.
filed 2011-05-10
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

On May 9, 2011, the registrant had 84,930,065 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

•

extensive regulation of our businesses, changes in regulations relating to the financial services and other industries, and risks relating to compliance matters, including regulatory examinations, investigations and enforcement actions;

•	factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk, counterparty failure, and the impact of fraud and unauthorized trading;

•

costs and expenses of developing, maintaining and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received;

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

•

our ability to enter into marketing and strategic alliances and business combination or other transactions in the financial services and other industries, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and the integration of any completed transactions;

•	our ability to hire and retain new personnel;

•	our ability to expand the use of technology for hybrid and fully electronic trading;

•	our ability to effectively manage any growth that may be achieved;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•

the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity or other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases of BGC Holdings, L.P., (“BGC Holdings”) limited partnership units or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•

the risk factors described in our latest Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”), and any updates to those risk factors or new risk factors contained in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

The foregoing risks and uncertainties, as well as those risks and uncertainties referred to herein, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the date of filing this Form 10-Q with the SEC, and future events or circumstances could differ significantly from such information. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

WHERE YOU CAN FIND MORE INFORMATION

Our Internet website address is www.bgcpartners.com. Through our Internet website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D filed on behalf of Cantor, our directors and our executive officers; and amendments to those documents. In addition, our Internet website is the primary location for press releases regarding our business, including our quarterly and year-end financial results.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$400,539	$364,104
Cash segregated under regulatory requirements	3,112	2,398
Reverse repurchase agreements	49,999	—
Loan receivables from related parties	980	980
Securities owned	11,019	11,096
Marketable securities	3,278	4,600
Securities borrowed	51,452	—
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	569,200	474,269
Accrued commissions receivable, net	173,770	132,885
Loans, forgivable loans and other receivables from employees and partners	164,674	151,328
Fixed assets, net	133,291	133,428
Investments	23,998	25,107
Goodwill	83,085	82,853
Other intangible assets, net	12,952	13,603
Receivables from related parties	5,248	4,958
Other assets	72,284	68,705

Total assets	$1,758,881	$1,470,314

Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	$164,610	$155,538
Securities sold, not yet purchased	61	—
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	682,174	429,477
Payables to related parties	4,174	10,262
Accounts payable, accrued and other liabilities	273,883	256,023
Deferred revenue	4,082	4,714
Notes payable and collateralized borrowings	185,560	189,258

Total liabilities	1,314,544	1,045,272
Redeemable partnership interest	96,911	93,186
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 92,300 and 88,192 shares issued at March 31, 2011 and December 31, 2010, respectively; and 74,357 and 70,256 shares outstanding at March 31, 2011 and December 31, 2010, respectively	923	881
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 25,848 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively, convertible into Class A common stock	258	258
Additional paid-in capital	393,184	366,827
Contingent Class A common stock	3,171	3,171
Treasury stock, at cost: 17,943 and 17,936 shares of Class A common stock at March 31, 2011 and December 31, 2010, respectively	(109,682)	(109,627)
Retained deficit	(28,721)	(23,616)
Accumulated other comprehensive loss	(220)	(977)

Total stockholders’ equity	258,913	236,917

Noncontrolling interest in subsidiaries	88,513	94,939

Total equity	347,426	331,856

Total liabilities, redeemable partnership interest, and equity	$1,758,881	$1,470,314

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Commissions	$244,714	$222,033
Principal transactions	98,109	103,128
Fees from related parties	15,435	15,926
Market data	4,576	4,387
Software solutions	2,133	1,752
Interest income	1,406	672
Other revenues	311	1,002
Losses on equity investments	(1,661)	(1,749)

Total revenues	365,023	347,151
Expenses:
Compensation and employee benefits	208,969	271,688
Allocations of net income to limited partnership units and founding/working partner units	9,200	—

Total compensation and employee benefits	218,169	271,688
Occupancy and equipment	29,286	28,128
Fees to related parties	2,601	4,034
Professional and consulting fees	13,341	10,069
Communications	21,330	19,068
Selling and promotion	20,186	15,917
Commissions and floor brokerage	6,095	4,887
Interest expense	4,395	2,911
Other expenses	25,081	4,389

Total expenses	340,484	361,091
Income (loss) from operations before income taxes	24,539	(13,940)
Provision (benefit) for income taxes	7,401	(2,987)

Consolidated net income (loss)	$17,138	$(10,953)

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	8,472	(6,742)

Net income (loss) available to common stockholders	$8,666	$(4,211)

Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$8,666	$(4,211)

Basic earnings (loss) per share	$0.09	$(0.05)

Basic weighted-average shares of common stock outstanding	97,326	82,873

Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$20,834	$(4,211)

Fully diluted earnings (loss) per share	$0.09	$(0.05)

Fully diluted weighted-average shares of common stock outstanding	237,065	82,873

Dividends declared per share of common stock	$0.14	$0.06

Dividends declared and paid per share of common stock	$0.14	$0.06

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$17,138	$(10,953)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Allocations of net income to limited partnership units and founding/working partner units	9,200	—
Fixed asset depreciation and intangible asset amortization	12,144	12,744
Employee loan amortization	8,925	8,655
Tax impact on option exercise	2,315	—
Stock-based compensation	14,816	(6,044)
Losses on equity investments	1,661	1,749
Deferred tax benefit	(689)	(1,742)
Recognition of deferred revenue	(632)	(1,250)
Other	393	(797)
(Increase) decrease in operating assets:
Cash segregated under regulatory requirements	(714)	(451)
Reverse repurchase agreements	(49,999)	—
Securities borrowed	(51,452)	(35,035)
Securities owned	206	372
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(94,602)	(482,889)
Accrued commissions receivable, net	(39,620)	(40,017)
Receivables from related parties	(901)	298
Loans, forgivable loans and other receivables from employees and partners	(21,867)	(6,994)
Other assets	(2,737)	11,470
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased	61	28
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	248,496	486,958
Accrued compensation	418	49,947
Deferred revenue	—	627
Accounts payable, accrued and other liabilities	16,763	33,283
Payables to related parties	(6,088)	(43,248)

Net cash provided by (used in) operating activities	$63,235	$(23,289)

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(7,637)	$(12,656)
Capitalization of software development costs	(3,335)	(4,234)
Capitalization of trademarks, patent defense and registration costs	(267)	(236)
Investment in unconsolidated entities	(534)	(792)

Net cash used in investing activities	(11,773)	(17,918)
CASH FLOWS FROM FINANCING ACTIVITIES:
Collateralized borrowings, net	(3,698)	(1,442)
Repurchase of Class A common stock	(55)	(13,371)
Proceeds from offering of Class A common stock, net	10,361	—
Redemption of limited partnership interests	(310)	(12,921)
Proceeds from exercise of stock options	8,134	—
Earnings distributions to limited partnership interests in BGC Holdings	(22,150)	—
Dividends to stockholders	(13,771)	(5,008)

Net cash used in financing activities	(21,489)	(32,742)
Effect of exchange rate changes on cash	6,462	(6,084)
Net increase (decrease) in cash and cash equivalents	36,435	(80,033)
Cash and cash equivalents at beginning of period	364,104	469,301

Cash and cash equivalents at end of period	$400,539	$389,268

Supplemental cash information:
Cash paid during the period for taxes	$9,806	$4,458

Cash paid during the period for interest	$1,114	$964

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2010

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders							Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss
Balance, January 1, 2010	$707	$264	$292,881	$—	$(89,756)	$(2,171)	$(36)	$132,189	$334,078
Comprehensive income:
Consolidated net income	—	—	—	—	—	21,162	—	24,210	45,372
Other comprehensive loss, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(709)	(440)	(1,149)
Unrealized loss on securities available for sale	—	—	—	—	—	—	(232)	(105)	(337)

Comprehensive income (loss)	—	—	—	—	—	21,162	(941)	23,665	43,886
Stock-based compensation	8	—	7,724	—	—	—	—	—	7,732
Grant of exchangeability to limited partnership units	—	—	—	—	—	—	—	28,721	28,721
Capital contribution by founding/working partners to cover 2009 Charity Day	—	—	7,403	—	—	—	—	—	7,403
Dividends to stockholders	—	—	—	—	—	(42,606)	—	—	(42,606)
Earnings distributions to limited partnership interests	—	—	—	—	—	—	—	(45,192)	(45,192)
Issuance of Class A common stock upon exchange of founding/working partner units, 5,153,877 shares	52	—	10,644	—	—	—	—	5,627	16,323
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 2,353,520 units	—	—	—	—	—	—	—	8,031	8,031
Cantor exchange of Cantor units for Class A common stock, 3,700,000 units	37	—	6,144	—	—	—	—	(6,181)	—
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(21,681)	(21,681)
Proceeds from exercise of stock options	—	—	463	—	—	—	—	—	463
Redemption of founding/working partner units, 3,998,225 units	—	—	—	—	—	—	—	(10,292)	(10,292)
Repurchase of Class A common stock, 3,399,015 shares	—	—	—	—	(19,871)	—	—	—	(19,871)
Issuance of Class A common stock (net of costs) upon exchange of limited partnership units, 4,523,505 shares	45	—	26,439	—	—	—	—	(26,255)	229
Issuance of Class A common stock (net of costs), 2,594,117 shares	26	—	15,134	—	—	—	—	—	15,160
Issuance of contingent Class A common stock and limited partnership units for acquisitions	—	—	—	3,171	—	—	—	3,566	6,737
Conversion of Class B common stock to Class A common stock, 600,000 shares	6	(6)	—	—	—	—	—	—	—
Other	—	—	(5)	—	—	(1)	—	2,741	2,735

Balance, December 31, 2010	$881	$258	$366,827	$3,171	$(109,627)	$(23,616)	$(977)	$94,939	$331,856

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Three Months Ended March 31, 2011

(in thousands, except share amounts)

(unaudited)

		BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2011	$881	$258	$366,827	$3,171	$(109,627)	$(23,616)	$(977)	$94,939	$331,856
Comprehensive income:
Consolidated net income	—	—	—	—	—	8,666	—	8,472	17,138
Other comprehensive loss, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	1,692	667	2,359
Unrealized loss on securities available for sale	—	—	—	—	—	—	(935)	(368)	(1,303)

Comprehensive income	—	—	—	—	—	8,666	757	8,771	18,194
Stock-based compensation	5	—	2,219	—	—	—	—	—	2,224
Dividends to stockholders	—	—	—	—	—	(13,771)	—	—	(13,771)
Grant of exchangeability to limited partnership units	—	—	—	—	—	—	—	10,988	10,988
Earnings distributions to limited partnership interests	—	—	—	—	—	—	—	(19,258)	(19,258)
Issuance of Class A common stock upon exchange of founding/working partner units, 439,755 shares	4	—	1,110	—	—	—	—	(42)	1,072
Issuance of Class A common stock upon exchange of limited partnership units, 453,618 shares	5	—	2,480	—	—	—	—	(2,485)	—
Issuance of Class A common stock (net of costs), 1,135,230 shares	11	—	10,350	—	—	—	—	—	10,361
Redemption of limited partnership interests	—	—	(226)	—	—	—	—	43	(183)
Repurchase of Class A common stock, 6,454 shares	—	—	—	—	(55)	—	—	—	(55)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(4,118)	(4,118)
Proceeds from exercise of stock options, net of tax	16	—	10,433	—	—	—	—	—	10,449
Other	1	—	(9)	—	—	—	—	(325)	(333)

Balance, March 31, 2011	$923	$258	$393,184	$3,171	$(109,682)	$(28,721)	$(220)	$88,513	$347,426

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company servicing the wholesale financial markets, specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. Through its eSpeed and BGC Trader™ brands, BGC Partners also offers financial technology solutions and market data and analytics related to select financial instruments and markets. The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. The Company’s integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. BGC Partners has offices in New York and London, as well as in Aspen, Beijing, Chicago, Copenhagen, Dubai, Garden City, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo, Toronto and West Palm Beach.

The Company’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2010 in the Company’s Annual Report on Form 10–K.

The unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated statements of financial condition, the condensed consolidated statements of operations, the condensed consolidated statements of cash flows, and the condensed consolidated statements of changes in equity of the Company for the periods presented. The results of operations for the 2011 interim periods are not necessarily indicative of results to be expected for the entire fiscal year, which will end on December 31, 2011.

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

In January 2010, the FASB issued guidance on Fair Value Measurements and Disclosures Improving Disclosures about Fair Value Measurements. This guidance was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, and the adoption of this guidance with respect to disclosures of the roll forward of activity in Level 3 fair value measurements is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

2. Limited Partnership Interests in BGC Holdings

BGC Holdings, L.P. (“BGC Holdings”) is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC Partners, L.P. (“BGC US”) and BGC Global Holdings L.P. (“BGC Global”), the two operating partnerships. Listed below are the limited partnership interests in BGC Holdings. The founding/working partner units, limited partnership units and Cantor units, each as defined below, collectively represent all of the “limited partnership interests in BGC Holdings”.

Founding/Working Partner Units

Founding/working partners have a limited partnership interest in BGC Holdings. The Company accounts for founding/working partner units outside of permanent capital, as “Redeemable partnership interest,” in the accompanying unaudited condensed consolidated statements of financial condition. This classification is applicable to founding/working partner units because founding/working partner units are redeemable upon termination of a partner, which includes the termination of employment, which can be at the option of the partner and not within the control of the issuer.

Founding/working partner units are held by limited partners who are employees and generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are redeemed, and the unit holders are no longer entitled to participate in the quarterly (cash distributed) allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in the Company’s unaudited condensed consolidated statements of operations.

Limited Partnership Units

REUs, RPUs, PSUs and PSIs are limited partnership interests in BGC Holdings (the “limited partnership units”) that are generally held by employees. Generally, such units receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. These allocations are cash distributed on a quarterly basis and are generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in the accompanying unaudited condensed consolidated statements of operations.

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as liability awards, and in accordance with FASB guidance the Company records compensation expense for the liability awards based on the change in fair value at each reporting date.

Cantor Units

Cantor’s limited partnership interest (“Cantor units”) in BGC Holdings as a result of its contribution of the BGC Division is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition. Cantor receives allocations of net income based on its weighted-average pro rata share of economic ownership of the operating subsidiaries for each quarterly period. This allocation is reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the accompanying unaudited condensed consolidated statements of operations. In quarterly periods in which the Company has a net loss, the amount reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” represents the loss allocation for founding/working partner units, limited partnership units and Cantor units.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment); additional limited partnership interests may become exchangeable for Class A common stock on a one for-one basis (subject to adjustment). As all limited partnership interests are already included in fully diluted share count, any exchange of limited partnership interests to Class A common shares would be non-dilutive. Because these interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company.

3. Earnings Per Share

FASB guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average shares of common stock outstanding. Net income is allocated to each of the economic ownership classes described above in Note 2 — “Limited Partnership Interests in BGC Holdings,” and the Company’s outstanding common stock, based on each class’s pro rata economic ownership.

The Company’s earnings for the three months ended March 31, 2011 and 2010 were allocated as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss) available to common stockholders	$8,666	$(4,211)
Allocation of net income (loss) to limited partnership interests in BGC Holdings	$17,757	$(6,815)

The following is the calculation of the Company’s basic earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$8,666	$(4,211)

Basic weighted-average shares of common stock outstanding	97,326	82,873

Basic earnings (loss) per share	$0.09	$(0.05)

Fully diluted earnings per share is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests, including adjustments related to the interest expense on the convertible notes (if applicable) (see Note 14 — “Notes Payable and Collateralized Borrowings”) and expense related to dividend equivalents for certain restricted stock units (“RSUs”) as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock, the weighted-average number of limited partnership interests, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including convertible notes, stock options, RSUs and warrants were exercised, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. The limited partnership interests are potentially exchangeable into Class A shares of the Company’s common stock, as a result they are included in the fully diluted EPS computation to the extent that the effect would not be anti-dilutive.

The following is the calculation of the Company’s fully diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Fully diluted earnings (loss) per share:
Net income (loss) available to common stockholders	$8,666	$(4,211)
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	12,168	—

Net income (loss) for fully diluted shares	$20,834	$(4,211)

Weighted-average shares:
Common stock outstanding	97,326	82,873
Limited partnership interests in BGC Holdings	137,327	—
RSUs (Treasury stock method)	2,002	—
Stock options	410	—

Fully diluted weighted-average shares of common stock outstanding	237,065	82,873

Fully diluted earnings (loss) per share	$0.09	$(0.05)

For the three months ended March 31, 2011, approximately 27.4 million stock options, RSUs, convertible debt shares and warrants were not included in the computation of fully diluted earnings (loss) per share because their effect would have been anti-dilutive. For the three months ended March 31, 2010, approximately 154.8 million stock options, RSUs, limited partnership interests in BGC Holdings and warrants were not included in the computation of fully diluted earnings (loss) per share because their effect would have been anti-dilutive.

Unit Redemptions and Stock Repurchase Program

During the three months ended March 31, 2011, the Company, as part of its global redemption and compensation restructuring program (see Note 15 — “Compensation,” for more information), redeemed 162,770 limited partnership units for cash at an average price of $9.06 per unit and 33,134 founding/working partner units for cash at an average price of $9.35 per unit.

During the three months ended March 31, 2010, the Company, as part of its global redemption and compensation restructuring program, redeemed approximately 2.4 million limited partnership units having an aggregate notional post-termination payment amount of approximately $36.1 million in exchange for a combination of cash and shares of Class A common stock. Of the limited partnership units redeemed, 2.4 million were redeemed for $14.8 million in cash, and 22,557 were redeemed for shares of Class A common stock. This initial phase of the program also involved the redemption of approximately 2.3 million founding/working partner units for approximately $13.6 million in cash and 13,125 shares of Class A common stock. The cash payments for limited partnership units and founding/working partner units reflected a redemption price of $5.99 plus applicable redemption-related local taxes, resulting in an average effective price paid by the Company of $6.17 per unit.

During the three months ended March 31, 2011, the Company repurchased 6,454 shares of Class A common stock at an aggregate purchase price of approximately $55 thousand for an average price of $8.50 per share.

During the three months ended March 31, 2010, the Company repurchased 2,319,731 shares of Class A common stock at an aggregate purchase price of approximately $13.4 million for an average price of $5.76 per share.

On May 4, 2010, the Company’s Board of Directors authorized an $85.0 million increase in the BGC Partners stock repurchase and unit redemption authorization, bringing the total amount available for future repurchases of Class A common stock and redemptions of limited partnership interests to $100.0 million. At March 31, 2011, the Company had approximately $66.0 million remaining from its buyback and redemption authorization, and from time to time, the Company may actively continue to repurchase shares or redeem units.

Unit redemption and share repurchase activity for the three months ended March 31, 2011 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Share or Unit	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
Redemptions
January 1, 2011 – January 31, 2011	—	$—	$67,805,442
February 1, 2011 – February 28, 2011	—	$—	$67,805,442
March 1, 2011 – March 31, 2011	195,904	$9.11	$66,020,809

Total Redemptions	195,904	$9.11	$66,020,809
Repurchases
January 1, 2011 – January 31, 2011	3,227	$8.26	$65,994,157
February 1, 2011 – February 28, 2011	3,227	$8.75	$65,965,929
March 1, 2011 – March 31, 2011	—	$—	$65,965,929

Total Repurchases	6,454	$8.50	$65,965,929

Total Redemptions and Repurchases	202,358	$9.09

Stock Issuances

During the year ended December 31, 2010, the Company entered into two controlled equity offering sales agreements with CF&Co pursuant to which the Company may offer and sell up to an aggregate of 11,000,000 shares of Class A common stock from time to time through CF&Co as the Company’s sales agent under these agreements. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.

During the three months ended March 31, 2011, the Company issued 1,588,848 shares of its Class A common stock related to exchanges and redemptions of limited partnership units as well as for general corporate purposes. These issuances included 453,618 shares issued for the exchange and redemption of limited partnership units as part of the global redemption and compensation restructuring program. The issuances related to these exchanges and redemptions did not change the amount of fully diluted shares outstanding. These issuances also included 1,135,230 shares of Class A common stock issued for general corporate purposes.

During the year ended December 31, 2010, the Company issued 7,117,622 shares of its Class A common stock related to exchanges and redemptions of limited partnership units as well as for general corporate purposes. These issuances included 4,523,505 shares issued for the exchange and redemption of limited partnership units as part of the global redemption and compensation restructuring program. The issuances related to these exchanges and redemptions did not change the amount of fully diluted shares outstanding. These issuances also included 2,594,117 shares of Class A common stock issued for general corporate purposes.

During the three months ended March 31, 2011, the Company issued an aggregate of 439,755 shares of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding/working partner units. These issuances did not change the amount of fully diluted shares outstanding.

During the three months ended March 31, 2010, the Company issued an aggregate of 1,433,811 shares of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding/working partner units.

4. Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased primarily consist of short-term investments in government debt.

Total securities owned were $11.0 million and $11.1 million as of March 31, 2011 and December 31, 2010, respectively. Securities owned consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Government debt	$10,002	$11,009
Equities	1,017	87

Total	$11,019	$11,096

As of March 31, 2011, the Company did not pledge any of the securities owned to satisfy deposit requirements at various exchanges or clearing organizations.

Total securities sold, not yet purchased was $61 thousand and $0 as of March 31, 2011 and December 31, 2010, respectively. Securities sold, not yet purchased consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Equities	$61	$—

5. Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments which had a fair value of $3.3 million as of March 31, 2011 and $4.6 million as of December 31, 2010, are classified as available-for-sale and accordingly recorded at fair value. Unrealized gains or losses are included as part of “Accumulated other comprehensive loss” in the accompanying unaudited condensed consolidated statements of financial condition.

6. Collateralized Transactions

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell (“Reverse Repurchase Agreements”) are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest.

For Reverse Repurchase Agreements, it is the Company’s policy to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under Reverse Repurchasing Agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

As of March 31, 2011, the Company had $50.0 million of Reverse Repurchase Agreements for which the Company received, as collateral, U.S. Treasury or other fixed income securities with a fair value of $50.0 million. These agreements were transacted with unrelated parties to cover pending settlements.

As of December 31, 2010, the Company had no Reverse Repurchase Agreements outstanding.

Securities Borrowed

Securities borrowed transactions are recorded at the contractual amount for which the securities will be returned plus accrued interest. As of March 31, 2011, the Company entered into securities borrowed transactions of $51.5 million to cover a failed trade, and the Company received, as collateral, government debt securities with a fair value of $51.5 million.

As of December 31, 2010, the Company had not entered into any securities borrowed transactions.

7. Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, amounts related to open derivative contracts, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges. The receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$494,926	$415,520
Receivables from clearing organizations	51,167	48,345
Other receivables from broker-dealers and customers	9,844	6,948
Net pending trades	11,432	1,883
Open derivative contracts	1,831	1,573

Total	$569,200	$474,269

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$538,987	$423,829
Other payables to broker-dealers and customers	87,689	3,449
Payables to clearing organizations	55,498	1,255
Open derivative contracts	—	944

Total	$682,174	$429,477

A portion of these receivables and payables are with Cantor. See Note 10 — “Related Party Transactions,” for additional information related to these receivables and payables. Substantially all open fails to deliver and fails to receive transactions as of March 31, 2011 have subsequently settled at the contracted amounts.

8. Derivatives

The Company has entered into OTC derivative contracts. These derivative contracts primarily consist of interest rate and foreign exchange swaps. The Company enters into derivative contracts to facilitate client transactions, to hedge principal positions and to facilitate hedging activities of affiliated companies. Open derivative contracts are recognized at the fair value of the related assets and liabilities as part of “Receivables from and Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the accompanying unaudited condensed consolidated statements of financial condition.

The fair values of derivative contracts are determined from quoted market prices or other public price sources. The Company does not designate any derivative contracts as hedges for accounting purposes. The change in fair value of derivative contracts is reported as part of “Principal transactions” in the accompanying unaudited condensed consolidated statements of operations.

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,539	$—	$1,573	$—
Foreign exchange swaps	292	—	—	944

	$1,831	$—	$1,573	$944

The notional amounts of the interest rate swaps transactions at March 31, 2011 and December 31, 2010 were $1.7 billion and $1.8 billion, respectively. These represent matched customer transactions settled through and guaranteed by a central clearing organization.

All of the Company’s foreign exchange swaps are with Cantor. The notional amounts of the foreign exchange swap transactions at March 31, 2011 and December 31, 2010 were $390.0 million and $128.8 million, respectively.

The replacement cost of contracts in a gain position at March 31, 2011 was $1.8 million from various counterparties. These counterparties are not rated by a credit rating organization.

9. Fair Value of Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy financial assets and liabilities, including marketable securities and those pledged as collateral, accounted for at fair value under FASB guidance as of March 31, 2011 (in thousands):

	Assets at Fair Value at March 31, 2011 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,539	$—	$—	$1,539
Foreign exchange swaps	—	292	—	—	292
Government debt	10,002	—	—	—	10,002
Equities	4,295	—	—	—	4,295

Total	$14,297	$1,831	$—	$—	$16,128

	Liabilities at Fair Value at March 31, 2011 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Equities	$61	$—	$—	$—	$61

The following tables set forth by level within the fair value hierarchy financial assets and liabilities, including marketable securities and those pledged as collateral, accounted for at fair value under FASB guidance as of December 31, 2010 (in thousands):

	Assets at Fair Value at December 31, 2010 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,573	$—	$—	$1,573
Government debt	11,009	—	—	—	11,009
Equities	4,687	—	—	—	4,687

Total	$15,696	$1,573	$—	$—	$17,269

	Liabilities at Fair Value at December 31, 2010 (1)
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

The Company, together with other leading financial institutions, formed ELX Futures, L.P. (“ELX”), a limited partnership that has established a fully-electronic futures exchange. ELX is 26.3% owned by the Company and is accounted for under the equity method of accounting. During the three months ended March 31, 2011, the Company made no cash contributions to ELX. The Company has entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX.

For the three months ended March 31, 2011 and 2010, the Company recognized related party revenues of $15.4 million and $15.9 million, respectively, for the services provided to Cantor and ELX. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations. In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company.

For the three months ended March 31, 2011 and 2010, the Company was charged $7.2 million and $9.0 million, respectively, for the services provided by Cantor and its affiliates, of which $4.6 million and $5.0 million, respectively, were to cover compensation to leased employees for the three months ended March 31, 2011 and 2010. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

As of March 31, 2011 and 2010, Cantor’s share of the net income in Tower Bridge was $(0.1) million and $0.1 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

Clearing Agreement

The Company receives certain clearing services (“Clearing Services”) from Cantor in Europe and the U.S. pursuant to its clearing agreement (“Clearing Agreement”). These Clearing Services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

The Company intends to continue this relationship with Cantor. Accordingly, the Company expects that Cantor will continue to post clearing capital on our behalf, and the Company will continue to be required to post clearing capital with Cantor as requested under the Clearing Agreement. As of March 31, 2011, no amounts have been requested by Cantor pursuant to the Clearing Agreement.

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

For the three months ended March 31, 2011 and 2010, the Company recognized expense of approximately $0 and $0.9 million, respectively, in relation to this charge.

This guarantee agreement expired as the Senior Notes matured on April 1, 2010.

Receivables from and Payables to Related Broker-Dealers

Amounts due from or to Cantor and Freedom International Brokerage are for open derivative contracts and transactional revenues under a technology and services agreement with Freedom International Brokerage. These are included as part of “Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of March 31, 2011 and December 31, 2010, the Company had receivables from Cantor and Freedom International Brokerage of $3.8 million and $3.7 million, respectively. As of March 31, 2011 and December 31, 2010, the Company had $0 and $0.9 million, respectively, in payables to Cantor related to open derivative contracts.

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

As of March 31, 2011 and December 31, 2010, the aggregate balance of these employee loans was $164.7 million and $151.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended March 31, 2011 and 2010, was $8.9 million and $12.7 million, respectively. The compensation expense for these employee loans is included as part of “Compensation and employee benefits” in the unaudited condensed consolidated statements of operations.

Convertible Notes

On April 1, 2010 BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company reported interest expense in the amount of $3.3 million for the three months ended March 31, 2011. See Note 14 — “Notes Payable and Collateralized Borrowings,” for more information.

Controlled Equity Offerings/Payment of Commissions to CF&Co

As discussed in Note 3 — “Earnings Per Share,” the Company entered into the June Sales Agreement and the September Sales Agreement with CF&Co, as the Company’s sales agent. For the three months ended March 31, 2011, the Company was charged approximately $0.2 million for services provided by CF&Co. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

Cantor Purchase of Redeemed Founding/Working Partner Units from BGC Holdings

Cantor has the right to purchase from BGC Holdings any founding/working partner units that are redeemed by BGC Holdings upon termination or bankruptcy of the founding/working partner. Any such units purchased by Cantor will become a Cantor unit exchangeable for shares of Class B common stock or, at Cantor’s election or if there are no additional authorized but unissued shares of Class B common stock, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments). As of March 31, 2011, BGC Holdings had the right to redeem an aggregate of 309,172 founding/working partner units and Cantor will have the right to buy the equivalent number of units on terms yet to be determined.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets, of up to $5.0 million in the aggregate; such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $2.0 million increase in this amount was authorized on November 1, 2010. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended March 31, 2011 and 2010, the Company made $0.5 million and $0.7 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of March 31, 2011, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

The Company is authorized to enter into an indemnity agreement with Cantor with respect to the guarantee by Cantor of any liabilities associated with our application for a brokering license in China.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company will be utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended March 31, 2011, the Company recognized its share of foreign exchange loss of $0.1 million. This loss is included as part of “Other expenses” in the unaudited condensed consolidated statements of operations.

During the year ended December 31, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. This conversion did not change the amount of fully diluted shares outstanding.

During the year ended December 31, 2010, Cantor exchanged 3,700,000 Cantor units for 3,700,000 shares of Class A common stock. This exchange did not change the amount of fully diluted shares outstanding. As a result of this exchange and the transactions described above, as of March 31, 2011, Cantor held an aggregate of 65,862,204 Cantor units.

On July 2, 2010, the Company filed a resale Registration Statement on Form S-3 (the “Resale Registration Statement”) with respect to 3,500,000 shares of Class A common stock that may be sold by Cantor for the account of certain retained and founding/working partners and/or by such retained and founding/working partners, as distributees of shares of Class A common stock from Cantor, from time to time on a delayed or continuous basis.

On September 3, 2010, the Company filed Amendment No. 1 to the Resale Registration Statement to update the number of shares that may be sold under the Resale Registration Statement to 3,646,055, excluding 53,945 of the distribution rights shares distributed to Stephen M. Merkel, the Company’s Executive Vice President, General Counsel & Secretary, and repurchased by the Company, but including 200,000 shares contributed by Cantor to The Cantor Fitzgerald Relief Fund (the “Relief Fund”). On October 1, 2010, the Company filed Amendment No. 2 to the Resale Registration Statement, updating the number of shares that may be sold under the Resale Registration Statement to 3,494,891, including 61,817 shares that could be sold by the Relief Fund after the Relief Fund sold 138,183 shares to Mr. Lutnick and his accounts. The Resale Registration Statement was declared effective by the SEC on October 12, 2010. On November 22, 2010, the Company filed a prospectus supplement to the Resale Registration Statement primarily to include the names of additional selling stockholders and revise other information, as appropriate. The prospectus supplement to the Resale Registration Statement included 48,149 shares for the Relief Fund and reflected the Relief Fund’s sale of an additional 13,668 shares to Mr. Lutnick and his accounts on November 3, 2010. The primary purposes of the Resale Registration Statement are to enable retained and founding/working partners to resell certain distribution rights shares which they have a right to acquire from Cantor and to enable the Relief Fund to sell certain shares of Class A common stock donated to it by Cantor. The Company is bearing all of the expenses of the Resale Registration Statement and sale of the shares, except selling stockholders are paying their own commissions for the sale of their shares. While Cantor is nominally listed as a selling stockholder, it has not and will not sell any shares for its own account under the Resale Registration Statement.

On August 2, 2010, the Company was authorized to engage CF&Co and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions with or involving one or more targets as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. In addition, on September 3, 2010 the Company filed a registration statement on Form S-4 (the “Form S-4 Registration Statement”), which was declared effective by the SEC on October 12, 2010, for the offer and sale of up to 20,000,000 shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. In addition to shares of Class A common stock, the Company may offer other consideration in connection with such business combination transactions, including, but not limited to, cash, notes or other evidences of indebtedness, BGC Holdings units that may be exchangeable for shares of the Company’s Class A common stock offered and sold on the Form S-4 Registration Statement, assumption of liabilities or a combination of these types of consideration. The Form S-4 Registration Statement states that the Company may pay finders’, investment banking or financial advisory fees to broker-dealers, including, but not limited to, CF&Co and its affiliates, from time to time in connection with certain business combination transactions, and, in some cases, the Company may issue shares of the Company’s Class A common stock offered pursuant to the Form S-4 Registration Statement in full or partial payment of such fees.

On August 19, 2010, the Company completed the acquisition of Mint Partners (see Note 13 — “Goodwill and Other Intangible Assets, Net”). In connection with this acquisition, the Company paid an advisory fee of $0.7 million to CF&Co. This fee was recorded as part of “Professional and consulting fees” in the consolidated statements of operations.

During 2010, two founding/working partners of BGC Holdings offered to donate shares of Class A common stock, receivable pursuant to the separation and merger, to the Relief Fund. These donations were in connection with the Company’s 2009 Charity Day. The aggregate 1,157,902 shares of Class A common stock donated by the founding/working partners consisted of the following: (i) a donation by one partner of 303,951 shares on April 26, 2010, 400,000 shares on August 12, 2010 and 150,000 shares on December 17, 2010, which shares were issued by the Company upon exchange of founding/working partner units that the partner received in connection with the separation and merger and (ii) a donation of 303,951 shares by a second partner on April 26, 2010 which were issued by the Company upon exchange of founding/working partner units that the partner received in connection with the separation and merger. These donations cover approximately $7.4 million of the final net proceeds raised by the employees of the Company on their 2009 Charity Day which represents the non-cash settlement of a portion of the Company’s liability. On April 26, 2010, the Company repurchased, at a price of $6.58 per share from the Relief Fund, such 607,902 shares of the Company’s Class A common stock. On August 12, 2010, the Company repurchased, at a price of $5.29 per share from the Relief Fund, such 400,000 shares of the Company’s Class A common stock.

On February 17, 2011, Howard W. Lutnick, the Company’s Chief Executive Officer, exercised an employee stock option with respect to 1,500,000 shares of Class A common stock at an exercise price of $5.10 per share. The exercise price was paid in cash from Mr. Lutnick’s personal funds. Mr. Lutnick does not currently intend to sell any of the 1,500,000 shares of Class A common stock acquired upon exercise of the option.

During the three months ended March 31, 2011, other executive officers of the Company exercised employee stock options with respect to 45,657 shares of Class A common stock at an average exercise price of $5.10 per share. A portion of these shares were withheld to pay the option exercise price and the applicable tax obligations. The executives sold 6,454 of these shares to the Company at an average price of $8.50.

11. Investments

The Company’s investments consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Equity method investments	$23,998	$25,107

The Company’s share of losses related to its investments was $1.7 million for each of the three months ended March 31, 2011 and 2010. The Company’s share of the losses is recorded under the caption “Losses on equity investments” in the accompanying unaudited condensed consolidated statements of operations.

12. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Computer and communications equipment	$187,225	$183,075
Software, including software development costs	124,479	118,448
Leasehold improvements and other fixed assets	103,728	102,344

	415,432	403,867
Less: accumulated depreciation and amortization	282,141	270,439

Fixed assets, net	$133,291	$133,428

Depreciation expense was $8.4 million for each of the three months ended March 31, 2011 and 2010. Depreciation is included as part of “Occupancy and equipment” in the accompanying unaudited condensed consolidated statements of operations.

In accordance with FASB guidance, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended March 31, 2011 and 2010, software development costs totaling $3.3 million and $4.2 million, respectively, were capitalized. Amortization of software development costs totaled $2.9 million and $3.2 million for the three months ended March 31, 2011 and 2010, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

13. Goodwill and Other Intangible Assets, Net

In August 2010, the Company completed the acquisition of various assets and businesses of Mint Partners and Mint Equities (“Mint Partners”), a British financial institution and interdealer broker with offices in London, Dubai and New York. The total purchase price of Mint Partners was $11.2 million. The excess purchase price over the fair value of the tangible assets acquired and the liabilities assumed of $8.0 million has been recorded as goodwill. The Company expects to finalize its analysis of the intangible assets acquired during the first six months of 2011, and therefore adjustments to goodwill may occur. The acquisition price includes shares with an approximate fair value of $3.2 million and REUs with an approximate fair value of $3.6 million that may be issued contingent on certain revenue targets being met.

The results of operations of Mint Partners have been included in the Company’s unaudited condensed consolidated financial statements subsequent to the date of the acquisition.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 were as follows (in thousands):

March 31, 2011
Balance at December 31, 2010	$82,853
Cumulative translation adjustment	232

Balance at March 31, 2011	$83,085

Other intangible assets consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Definite life intangible assets:
Patents	$37,544	$37,278
Customer base/relationships	15,603	15,603
Internally developed software	5,722	5,722
All other	5,337	5,337

Total gross definite life intangible assets	64,206	63,940
Less: accumulated depreciation	(52,754)	(51,837)

Net definite life intangible assets	11,452	12,103

	March 31, 2011	December 31, 2010
Indefinite life intangible assets:
Horizon license	1,500	1,500

Total net intangible assets	$12,952	$13,603

Intangible amortization expense was $0.9 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. Intangible amortization is included as part of “Other expenses” in the accompanying unaudited condensed consolidated statements of operations.

14. Notes Payable and Collateralized Borrowings

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes (the “Senior Notes”) to a number of investors. The Senior Notes incurred interest semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision as discussed in Note 10 — “Related Party Transactions”). The Senior Notes matured on April 1, 2010.

The Company recorded interest expense related to the Senior Notes of $1.9 million for the three months ended March 31, 2010.

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds to repay at maturity the Senior Notes.

The Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The Convertible Notes bear an annual interest rate of 8.75%, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are currently convertible into approximately 21.9 million shares of Class A common stock. The Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

The Company recorded interest expense related to the Convertible Notes of $3.3 million for the three months ended March 31, 2011. The conversion rate of the BGC Holdings Notes into BGC Holdings exchangeable limited partnership interests and the conversion rate of the BGCP Notes into shares of Class A common stock are subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement are repayable in 36 consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the secured loan was $10.1 million as of March 31, 2011 and $11.6 million as of December 31, 2010. The value of the fixed assets pledged was $8.4 million as of March 31, 2011 and $9.6 as of December 31, 2010. The secured loan is guaranteed by the Company. The Company recorded interest expense related to the secured loan of $0.2 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

On various dates during the year ended December 31, 2010, the Company sold certain furniture, equipment and software for $29.3 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $25.5 million as of March 31, 2011. The Company recorded interest expense of $0.4 million for the three months ended March 31, 2011. Because assets revert back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the accompanying unaudited condensed consolidated balance sheet as a financing obligation, and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

15. Compensation

Restructuring of Compensation Arrangements, Redemptions, and Related Charges

During March 2010, the Company began a global partnership redemption and compensation restructuring program to enhance the Company’s employment arrangements by leveraging the Company’s unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in limited partnership units and to other contractual modifications sought by the Company. Also as part of this program, the Company redeemed limited partnership units and founding/working partner units for cash and/or other units and granted exchangeability to certain units. At the same time, the Company sold shares of Class A common stock under its controlled equity offering (see Note 3 — “Earnings Per Share”).

In connection with the global partnership redemption and compensation restructuring program, the Company granted exchangeability on limited partnership units and founding/working partner units of 1,133,425 units for the three months ended March 31, 2011 for which the Company incurred compensation expense of approximately $11.0 million. This expense is included in “Compensation and employee benefits” in the accompanying unaudited condensed consolidated statements of operations.

During the three months ended March 31, 2010, the Company completed a global compensation restructuring related to the modification of pre-merger contractual arrangements which accelerated the amortization of the associated deferred compensation expense. As a result, the Company incurred a compensation charge of $41.3 million. In addition, during the three months ended March 31, 2010, the Company redeemed 2,389,620 limited partnership units and 2,270,221 founding/working partner units for cash or shares of Class A common stock for which the Company incurred compensation expense of $15.7 million. These expenses are also included in “Compensation and employee benefits” in the unaudited condensed consolidated statements of operations.

Restricted Stock Units

A summary of the activity associated with restricted stock units is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2010	4,271,429	$4.13	.87
Granted	787,371	8.72
Less: Delivered units	1,161,627	2.94
Less: Forfeited units	828	3.93

Balance at March 31, 2011	3,896,345	$5.47	.73

The fair value of RSUs awarded to employees and directors is determined on the date of grant based on the market value of the Company’s Class A common stock and is recognized, net of the effect of estimated forfeitures, ratably over the vesting period. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and non-employee RSUs. Each RSU is converted into one share of Class A common stock upon completion of the vesting period.

During the three months ended March 31, 2011 and 2010, the Company granted 0.8 million and 1.2 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $6.9 million and $6.0 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two-, three- or four-year period.

As of March 31, 2011 and December 31, 2010, the aggregate estimated grant date fair value of outstanding RSUs was approximately $21.3 million and $18.1 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $2.2 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2010	10,379,540	$12.34	3.25	$6,626,196
Less: Exercised options	1,635,324	5.10
Less: Forfeited options	23,005	18.74

Balance at March 31, 2011	8,721,211	$13.68	2.38	$2,503,124

Options exercisable at March 31, 2011	8,721,211	$13.68	2.38	$2,503,124

The Company did not grant any stock options during the three months ended March 31, 2011 and 2010. The Company did not record any compensation expense related to stock options for the three months ended March 31, 2011 and 2010.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

	Number of Units	Notional Value
Balance at December 31, 2010	40,851,365	$42,873,120
Granted	5,586,640	1,396,121
Less: Redeemed units	453,618	1,450,062
Less: Forfeited units	2,116,591	1,397,961

Balance at March 31, 2011	43,867,796	$41,421,218

The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of approximately $1.7 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the aggregate fair value of limited partnership units held by executives and non-executive employees was approximately $9.3 million and $8.7 million, respectively.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2010	653	$10.36
Less: Expired warrants	313

Balance at March 31, 2011	340	$11.74	0.88

The Company did not recognize any expense related to the business partner warrants for the three months ended March 31, 2011 and 2010, respectively.

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

Employment and Competitor-Related Litigation

From time to time, the Company and its affiliates are involved in litigation, claims and arbitrations, in the U.S. and internationally, relating to various employment matters, including with respect to termination of employment, hiring of employees currently or previously employed by competitors, terms and conditions of employment and other matters. In light of the competitive nature of the brokerage industry, litigation, claims and arbitration between competitors regarding the hiring of employees are not uncommon.

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

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that we infringed two of its patents. TT later added eSpeed International Ltd., ECCO LLC and ECCO Ware LLC as defendants. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the then current versions of certain products. As a result, the remaining products at issue in the case were the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since around the end of 2004. After a trial, a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded TT damages in the amount of $3.5 million against ECCO and eSpeed. Thereafter, the Court granted eSpeed’s motion for directed verdict that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for a new trial. eSpeed’s remittitur motion was conditionally granted in part. TT indicated by letter that it accepted the remittitur, which would reduce the total principal amount of the verdict to $2,539,468. Although ultimately the Court’s “Final Judgment in a Civil Case” contained no provision for monetary damages, TT’s motion for pre-judgment interest was granted, and interest was set at the prime rate, compounded monthly. On May 23, 2008, the Court granted TT’s motion for a permanent injunction and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were assessed by the Court clerk in the amount of $3,321,776 against eSpeed. eSpeed filed a motion to strike many of these costs, which a magistrate judge said on October 29, 2010 should be assessed at $381,831. We have asked the District Court to reduce that amount. Both parties appealed to the United States Court of Appeals for the Federal Circuit, which issued an opinion on February 25, 2010, affirming the District Court on all issues presented on appeal. The mandate of the Court of Appeals was issued on April 28, 2010.

On June 9, 2010, TT filed in the District Court a “Motion to Enforce the Money Judgment.” We have opposed this motion on the ground that no money judgment was entered prior to the taking of the appeal by TT. A Magistrate Judge concluded there was no money judgment, but on its own initiative recommended the District Court amend the Final Judgment to include damages in the principal amount of $2,539,468. On March 29, 2011, the District Court affirmed. The parties subsequently stipulated to a further amendment to the judgment to apportion this amount in accordance with the remitted jury verdict between eSpeed. We reserved our rights with respect to this amended judgment and are considering an appeal of the amended judgment. We may be required to pay TT damages and/or certain costs. We have accrued the amount of the District Court jury’s verdict as remitted plus interest and a portion of the preliminarily assessed costs that we believe would cover the amount if any were actually awarded.

On February 3, 2010, TT filed another civil action against the Company in the Northern District of Illinois, alleging infringement of three additional patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411 by the eSpeedometer product. On June 24, 2010, TT filed a second amended complaint to add certain of our affiliates. The Company moved to dismiss the action on jurisdictional grounds. The Court has allowed jurisdictional discovery.

On August 24, 2009, Tullett Liberty Securities LLC (“Tullett Liberty”) filed a claim with Financial Industry Regulatory Authority (“FINRA”) dispute resolution (the “FINRA Arbitration”) in New York, New York against BGC Financial, L.P., an affiliate of BGC Partners (“BGC Financial”), one of BGC Financial’s officers, and certain persons formerly or currently employed by Tullett Liberty subsidiaries. Tullett Liberty thereafter added Tullett Prebon Americas Corp. (“Tullett Americas,” together with Tullett Liberty, the “Tullett Subsidiaries”) as a claimant, and added 35 individual employees, who were formerly employed by the Tullett Subsidiaries, as respondents. In the FINRA Arbitration, the Tullett Subsidiaries allege that BGC Financial harmed their inter-dealer brokerage business by hiring 79 of their employees, and that BGC Financial aided and abetted various alleged wrongs by the employees, engaged in unfair competition, misappropriated trade secrets and confidential information, tortiously interfered with contract and economic relationships, and violated FINRA Rules of Conduct. The Tullett Subsidiaries also alleged certain breaches of contract and duties of loyalty and fiduciary duties against the employees. BGC Financial has generally agreed to indemnify the employees. In the FINRA Arbitration, the Tullett Subsidiaries claim compensatory damages of not less than $779 million and exemplary damages of not less than $500 million. The Tullett Subsidiaries also seek costs and permanent injunctions against the defendants.

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

In response to a BGC motion, Tullett filed its First Amended Complaint (the “Amended New Jersey Complaint”), which largely repeated the allegations of injury and the claims asserted in the initial complaint. The Amended New Jersey Complaint incorporates the damages sought in the FINRA Arbitration, repeats many of the allegations raised in the FINRA Arbitration and also references hiring of employees of Tullett affiliates by BGC Partners or BGC Partners’ affiliates overseas, for which Tullett and/or the Tullett Subsidiaries have filed suit outside of the United States, including one in the High Court in London and another commenced by a Tullett affiliate against seven of our brokers in Hong Kong, on which we may have certain indemnity obligations. In the London action, the High Court found liability for certain of BGC Partners’ actions, affirmed on appeal, and the case was settled during the damages hearing thereafter. BGC Partners moved to dismiss the Amended New Jersey Complaint, or in the alternative, to stay the action pending the resolution of the FINRA Arbitration. In that motion, BGC Partners argued that Tullett lacked standing to pursue its claims, that the court lacked subject matter jurisdiction and that each of the causes of action in the Amended New Jersey Complaint failed to state a legally sufficient claim. On June 18, 2010, the District Court ordered that the First Amended Complaint be dismissed with prejudice. Tullett has appealed. Oral argument took place on April 14, 2011. BGC Partners and its affiliates intend to vigorously defend against and seek appropriate affirmative relief in the FINRA Arbitration and the other actions, and believe that they have substantial defenses to the claims asserted against them in those proceedings, believe that the damages and injunctive relief sought against them in those proceedings are unwarranted and unprecedented, and believe that Tullett Liberty, Tullett and the Tullett Subsidiaries are attempting to use the judicial and industry dispute resolution mechanisms in an effort to shift blame to BGC Partners for their own failures. However, no assurance can be given as to whether Tullett, Tullett Liberty or any of the Tullett Subsidiaries may actually succeed against either BGC Partners or any of its affiliates.

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

In addition to the matters discussed above, we are a party to several pending legal proceedings and claims that have arisen during the ordinary course of business. The outcome of such matters cannot be determined with certainty; therefore, we cannot predict what the eventual loss or range of losses related to such matters will be. Management believes that, based on currently available information, the final outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which we transact, that are used in lieu of margin and deposits with those clearing organizations. As of March 31, 2011, the Company was contingently liable for $1.9 million under these letters of credit.

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

17. Income Taxes

The accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners, (see Note 2 — “Limited Partnership Interests in BGC Holdings” for discussion of partnership interests) rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. No deferred U.S. federal Income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Effective January 1, 2007, the Company, adopted FASB guidance on Accounting For Uncertainty in Income Taxes. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of March 31, 2011, the Company had $3.5 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. During the three months ended March 31, 2011, the Company did not have any material changes with respect to interest and penalties. The Company is in the final stages of possibly closing certain tax years in certain tax jurisdictions which may have an effect on the total amount of unrecognized benefits over the next twelve months.

18. Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2011, the U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Services Authority (“FSA”) and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of March 31, 2011, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2011, $290.5 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $169.5 million.

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

Geographic Information

The Company offers products and services in the UK, U.S., France, Asia (including Australia), Other Americas, Other Europe and Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three months ended March 31, 2011 and 2010, respectively, and information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, fixed assets, net, certain other investments, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in the geographic areas as of March 31, 2011 and December 31, 2010, respectively, are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues:
United Kingdom	$161,889	$154,064
United States	97,217	96,877
France	28,654	32,088
Asia	57,761	48,883
Other Europe/MEA	8,515	7,204
Other Americas	10,987	8,035

Total revenues	$365,023	$347,151

	March 31, 2011	December 31, 2010
Long-lived assets:
United Kingdom	$156,700	$151,132
United States	172,229	169,399
France	11,694	11,706
Asia	45,939	44,229
Other Europe/MEA	3,643	3,509
Other Americas	20,997	21,128

Total long-lived assets	$411,202	$401,103

20. Subsequent Events

First Quarter Dividend

On May 3, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share payable on May 26, 2011 to Class A and Class B common stockholders of record as of May 16, 2011.

Agreement to Acquire Newmark

On April 28, 2011, the Company announced that we have entered into an agreement to acquire Newmark, the real estate advisory firm which operates as Newmark Knight Frank in the U.S. and which is associated with London-based Knight Frank. The transaction, which encompasses approximately 425 Newmark brokers and includes Newmark’s New York business as well as a majority interest in over 25 other domestic offices and certain of its affiliates, is expected to be immediately accretive to the Company. Newmark is one of the fastest growing real estate services companies in the global property markets. Its brand is recognized for providing seamless, sophisticated, comprehensive real estate solutions to prominent corporate and institutional clients across the globe. The purchase price will consist of cash, stock and assumption of debt. Upon acquisition, certain of its management and brokers are expected to become partners in the Company following the closing. CF&Co, an affiliate of Cantor, acted as an adviser in connection with this transaction.

Exchange of Cantor Units

On May 5, 2011, the Company issued 9,000,000 shares of Class A common stock of the Company to Cantor upon Cantor’s exchange of 9,000,000 Cantor units, in fulfillment of the rights to acquire such shares issued by the Company to Cantor on April 1, 2008, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. All of these shares are restricted securities and will become saleable over time, subject to applicable law or will be listed on a registration statement. This issuance will not change the fully diluted number of shares outstanding.

In addition, on May 6, 2011, the Company issued 9,000,000 shares of Class B common stock of the Company to Cantor upon Cantor’s exchange of 9,000,000 Cantor units, in fulfillment of the rights to acquire such shares issued by the Company to Cantor on April 1, 2008, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. This issuance will not change the fully diluted number of shares outstanding.

Issuance of Shares of Class A Common Stock

On May 6, 2011, the Company issued an aggregate of 301,306 shares of Class A common stock to partners of BGC Holdings upon exchange of 160,151 exchangeable limited partnership units and 141,155 exchangeable founding/working partner units. These issuances did not change the amount of fully diluted shares outstanding.

Share Donation in Connection with Charity Day

On May 9, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2011 and 2010. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview and Business Environment

BGC Partners is a leading global brokerage company servicing the wholesale financial markets, specializing in the brokering of a broad range of financial products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its eSpeed and BGC Trader™ brands, BGC Partners uses its technology to operate multiple buyer, multiple seller real-time electronic marketplaces for many of the world’s most liquid capital markets. BGC Partners’ neutral platform, reliable network, straight-through processing and superior products make it the trusted source for electronic trading for the world’s largest financial firms. Through its BGCantor Market Data brand, the Company also offers globally distributed and innovative market data and analysis products for numerous financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. Named after fixed income trading innovator B. Gerald Cantor, BGC Partners has offices in 24 cities, located in New York and London, as well as in Aspen, Beijing, Chicago, Copenhagen, Dubai, Garden City, Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo, Toronto and West Palm Beach.

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

From the second half of 2008, and through the first three quarters of 2009, the onset of the credit crisis and ensuing global economic slowdown resulted in an industry-wide slowdown in growth or outright decline in the volumes for many of the OTC and listed products we broker. Beginning in December 2009, and continuing through the first quarter of 2011, industry-wide monthly volumes for many of the products we broker once again increased year-over-year. These industry volumes are generally good proxies for the volumes in our Rates, Foreign Exchange, and Equities and Other Asset Classes brokerage businesses.

BGC Growth Drivers

As a wholesale intermediary, our business is driven by several key drivers in addition to those listed above. These include: overall industry volumes in the markets in which we broker, the size and productivity of our front-office headcount (sales people and brokers alike), regulatory issues, and the percentage of our revenues related to fully electronic brokerage.

Many of these main drivers had a positive impact on our results in the first quarter of 2011 compared to the year earlier period.

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

Rates Volumes and Volatility

BGC’s Rates business is particularly influenced by the level of sovereign debt issuance globally, and during 2010, this issuance continued to grow substantially. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), gross U.S. Treasury issuance, excluding bills, during 2010 increased by approximately 5% compared to 2009, and was over 2.2 times the level for 2008. Largely as a result of this increase, the U.S. Federal Reserve reported that U.S. Treasury volumes traded by primary dealers increased by 28% year-over-year in the first quarter of 2011. Because we have a broader customer base than just primary dealers, and because of increased fully electronic trading by our clients, BGC’s fully electronic Rates volumes increased by 43.6% year-over-year in the first quarter of 2011.

Analysts and economists expect sovereign debt issuance to remain at these high levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For instance, according to the Congressional Budget Office (the “CBO”), U.S. federal debt will be 69% of GDP at the end of fiscal year 2011, versus 36% at the end of fiscal year 2007. The CBO currently estimates that U.S. federal debt will remain at or above these levels for at least the next decade. Similarly, the European Commission says that, in the aggregate, European Union (“EU”) government debt as a percent of GDP will increase from 59% in 2007 to 83% by 2012. For certain EU countries, the Commission expects this figure to be over 100% for the next few years.

Credit Volumes

The cash portion of BGC’s Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. BGC’s Credit revenues decreased in the first quarter of 2011 compared to a year earlier, reflecting an industry-wide softening in corporate bond and credit derivative activity. For example, in the first quarter of 2011 TRACE eligible corporate securities volumes were up 1% year-over-year. Although overall credit default swap (“CDS”) market activity remains below its 2008 peak, the notional value of CDS on government bonds increased due to concern by market participants over the large deficits facing various governments. According to the Depository Trust & Clearing Corporation (“DTCC”), sovereign CDS make up approximately 8% of the top 1,000 single-name CDS issues by notional amount. However, sovereign CDS were 9 of the top 10 issues with the highest notional trading volume for the six months ended February 23, 2011, and 14 of the top 20. Because of BGC’s strength in this area, revenues from our sovereign CDS desks increased significantly in the first quarter of 2011 versus the first quarter of 2010. The uncertainty caused by these sovereign fiscal issues also positively impacted volumes, and thus our revenues in our Rates and Foreign Exchange (“FX”) businesses.

In addition, because of our strength in e-broking, our overall revenues from the fully electronic trading of Credit products increased by more than 15 percent year-over-year in the first quarter of 2011.

Foreign Exchange Volumes

The overall FX market continued to grow year-over-year in the first quarter of 2011, as credit is returning for many local banks that trade foreign exchange, particularly in emerging markets. CLS Group (“CLS”), which settles the majority of bank-to-bank spot and forward FX transactions, reports that its average daily value traded grew by over 20% year-over-year in the first quarter of 2011. With respect to BGC’s overall FX business, our volumes and revenues grew even faster than the corresponding industry figures in the first quarter of 2011.

Equity-Related Volumes and Volatility

BGC’s revenues from Equities and Other Asset Classes were impacted in the first quarter of 2011 in part by increases in equity derivatives and energy related volumes and volatility. For example, during the first quarter of 2011, while overall U.S. cash equities volumes were relatively flat, year-over-year, equity derivatives volumes (including indices) as reported by the Options Clearing Corporation, Eurex, and Euronext were mixed, OCC was up by approximately 24%, Eurex up by 4%, while Euronext was down approximately 14%. Overall, industry volumes had a muted effect on BGC’s overall Equities and Other Asset Classes business during the quarter.

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

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers which dominate the OTC markets had generally been hesitant in adopting e-broking. However, in recent years, hybrid and fully electronic inter-dealer OTC markets for products, including CDS indices, FX options, and most recently interest rate swaps, have sprung up as banks and dealers have become more open to e-broking and as firms like BGC have invested in the kinds of technology favored by our customers. Pending regulation in Europe and the U.S. regarding OTC derivatives is likely to only hasten the spread of fully electronic trading.

The combination of more market acceptance of hybrid and fully electronic trading and BGC Partners’ competitive advantage in terms of technology and experience has contributed to our strong gains in e-broking. During the first quarter of 2011, we continued to invest in hybrid and fully electronic technology broadly across our product categories. For example, since the beginning of 2009, we have more than doubled the number of desks that offer our e-broking product BGC Trader and more than tripled the number of desks that offer another product, called Volume Match. Now, approximately 75 of our 200 desks offer hybrid and fully electronic trading, and we expect this number to continue to rise.

This is largely why BGC’s first quarter 2011 fully electronic volumes were up 42.4% and quarterly brokerage revenues related to fully electronic trading increased by 24.9% year-over-year. E-broking represented 10.7% of total revenues in the first quarter of 2011, compared with 9.0% in the year earlier period.

Our growth in revenues from e-broking was broad based across Rates, Credit, and FX, and was generated by multiple desks in Europe, the Americas, and Asia. As we continue to benefit from the tailwind of massive global government debt issuance, and as we roll out BGC Trader and Volume Match to more of our desks, we expect our strong hybrid and fully electronic trading performance to continue.

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

As of March 31, 2011, our front-office headcount was up by 10.8% year-over-year to 1,718 brokers and salespeople. For the three months ended March 31, 2011, average revenue generated per broker or salesperson was approximately $211,000, down approximately 4.2% from the three months ended March 31, 2010 when it was approximately $220,000.

Our revenue per front-office employee tends to decline following periods of rapid headcount growth. This is because our newer revenue producers generally achieve higher productivity levels in their second year with the Company. We expect the productivity of our newer brokers and salespeople throughout the Company to improve, especially in our newest offices in Brazil, Russia, and China, as well as our new employees who joined with respect to our recent acquisition of Mint Partners in the UK.

On April 28, 2011, we announced that we have entered into an agreement to acquire Newmark, the real estate advisory firm which operates as Newmark Knight Frank in the U.S. and which is associated with London-based Knight Frank. The transaction, which encompasses approximately 425 Newmark brokers and includes Newmark’s New York business as well as a majority interest in over 25 other domestic offices and certain of its affiliates, is expected to be immediately accretive to BGC. Newmark is one of the fastest growing real estate services companies in the global property markets. Its brand is recognized for providing seamless, sophisticated, comprehensive real estate solutions to prominent corporate and institutional clients across the globe. The purchase price will consist of cash, stock and assumption of debt. Upon acquisition, certain of its management and brokers are expected to become partners in BGC following the closing. CF & Co, an affiliate of Cantor, acted as an adviser in connection with this transaction.

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

Financial Highlights

For the quarter ended March 31, 2011, income (loss) from continuing operations before income taxes increased $38.5 million to income of $24.5 million from a loss of $13.9 million. Total revenues increased approximately $17.9 million and total expenses decreased approximately $20.6 million.

Total revenues were $365.0 million and $347.2 million for the three months ended March 31, 2011 and 2010, respectively, representing a 5.1% increase. The main factors contributing to these increases were:

•	An overall increase in volumes in many of the markets in which we provide brokerage services.

•

An increase in brokerage revenues associated with rates products which was primarily attributable to strong sovereign debt issuance and the resulting industry wide increases in the volumes of both interest rate swaps and government bonds.

•	A global rebound in foreign exchange volumes as the credit crisis abated.

•	An increase in our front-office personnel from 1,551 at March 31, 2010 to 1,718 at March 31, 2011.

•	Continued selective expansion into the global markets, including new offices in Brazil and Moscow.

•

A continued focus on, and investment in, growing areas that complement our existing brokerage services, Equities and Other Asset Classes, particularly equity derivatives and cash equities, which are the primary contributors to our Equities and Other Asset Classes product group, for which revenues increased to $48.6 million for the three months ended March 31, 2011 compared to $45.5 million for the three months ended March 31, 2010.

•

Revenues related to fully electronic trading increased 24.9% to $39.1 million for the three months ended March 31, 2011 as compared to $31.3 million for the three months ended March 31, 2010. This increase is primarily driven by significant increases in fully electronic revenues from rates and credit brokerage.

These factors were partially offset by a slight year-over-year decrease in credit revenues, primarily due to an industry-wide decline in credit derivative trading and corporate bond issuance, partially offset by strength in sovereign credit defaults swap activity and the aforementioned fully electronic credit growth.

Compensation and employee benefits expense decreased by $62.7 million or 23.1% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease in compensation expense is reflective of the one-time restructuring charge of $41.3 million incurred in the first quarter of 2010 and the $15.7 million charge for the redemption of founding/working partner and limited partner units in the first quarter of 2010. Also contributing to this decrease was the ongoing benefit of our global partnership redemption and compensation restructuring program. These decreases were partially offset by an $11.0 million charge recorded in the three months ended March 31, 2011 related to the granting of exchangeability of limited partnership units and an increase in our revenue and the corresponding compensation for the period.

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

Results of Operations

The following table sets forth BGC’s unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011		2010
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$244,714	67.0%	$222,033	64.0%
Principal transactions	98,109	26.9	103,128	29.6

Total brokerage revenues	342,823	93.9	325,161	93.6
Fees from related parties	15,435	4.2	15,926	4.6
Market data	4,576	1.3	4,387	1.3
Software solutions	2,133	0.6	1,752	0.5
Interest income	1,406	0.4	672	0.2
Other revenues	311	0.1	1,002	0.3
Losses on equity investments	(1,661)	(0.5)	(1,749)	(0.5)

Total revenues	365,023	100.0	347,151	100.0
Expenses:
Compensation and employee benefits	208,969	57.3	271,688	78.3
Allocation of net income to limited partnership units and founding/working partner units	9,200	2.5	—	—

Total compensation and employee benefits	218,169	59.8	271,688	78.3
Occupancy and equipment	29,286	8.0	28,128	8.1
Fees to related parties	2,601	0.7	4,034	1.2
Professional and consulting fees	13,341	3.7	10,069	2.9
Communications	21,330	5.8	19,068	5.5
Selling and promotion	20,186	5.5	15,917	4.6
Commissions and floor brokerage	6,095	1.7	4,887	1.4
Interest expense	4,395	1.2	2,911	0.8
Other expenses	25,081	6.9	4,389	1.3

Total expenses	340,484	93.3	361,091	104.1

Income (loss) from operations before income taxes	24,539	6.7	(13,940)	(4.1)
Provision (benefit) for income taxes	7,401	2.0	(2,987)	(0.9)

Consolidated net income (loss)	17,138	4.7	(10,953)	(3.2)
Less: Net income (loss) attributable to non-controlling interest in subsidiaries	8,472	2.3	(6,742)	(1.9)

Net income (loss) available to common stockholders	$8,666	2.4%	$(4,211)	(1.3)%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Brokerage Revenues

Total brokerage revenues increased by $17.7 million, or 5.4%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Commission revenues increased by $22.7 million, or 10.2%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Principal transactions revenues decreased by $5.0 million, or 4.9%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

The increase in brokerage revenues was primarily driven by increases in the revenues for rates, foreign exchange and equities and other assets partially offset by lower revenues in credit products.

The increase in rates revenues of $7.5 million was primarily driven by increased fully electronic rates brokerage.

The decrease in credit brokerage revenues of $2.5 million was primarily due to an industry-wide weakness in credit trading. This was partially offset by the Company’s double-digit percentage increase in BGC’s overall Credit e-broking revenues.

Foreign exchange revenues increased by $9.6 million primarily due to continued strong growth in global volumes.

Revenues from equities and other asset classes increased by $3.1 million driven primarily by Mint Partners and growth from BGC’s energy and commodities desks.

Fees from Related Parties

Fees from related parties decreased by $0.5 million, or 3.1%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease was primarily due to decreased revenues related to back office services provided to Cantor.

Market Data

Market data revenues increased by $0.2 million, or 4.3%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Software Solutions

Software solutions revenues increased by $0.4 million, or 21.7%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to increased clients in the first quarter of 2011.

Interest Income

Interest income increased by $0.7 million, or 109.2%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was primarily related to an increase in employee loan balances.

Other Revenues

Other revenues decreased by $0.7 million, or 69.0%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease was primarily due to a dividend received on our investment in the London Clearing House (LCH) in the three months ended March 31, 2010.

Losses on Equity Investments

Losses on equity investments decreased by $0.1 million, or 5.0%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Losses on equity investments represent our pro rata share of the net losses on investments for which we have a significant ownership but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $62.7 million, or 23.1%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This decrease is primarily related to $57.0 million of charges that were recorded in the three months ended March 31, 2010, consisting of a $41.3 million one-time, non-recurring charge associated with the completion of a global compensation restructuring related to the modification of pre-merger employee contractual arrangements and a $15.7 million charge in the three months ended March 31, 2010 related to the redemption of founding/working partner units and limited partnership units. Also contributing to this decrease was the ongoing benefit of our global partnership redemption and compensation restructuring program. This was partially offset by our year-on-year growth in brokerage revenue and a corresponding increase in compensation for the period. In addition, we incurred $11.0 million in expense related to the granting of exchangeability in the three months ended March 31, 2011.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units increased by $9.2 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Allocation of income to limited partnership units and founding/working partner units represent the pro rata interest in net income attributable to such partners’ units based on weighted-average economic ownership. The allocation of income to limited partnership units and founding/working partner units for the three months ended March 31, 2011, was $9.2 million. There was no allocation of income to limited partnership units and founding/working partner units for the three months ended March 31, 2010 because there was a net loss for the period.

Occupancy and Equipment

Occupancy and equipment expense increased by $1.2 million, or 4.1%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was primarily due to the acquisition of Mint Partners and an increase in rent and associated costs related to new facilities.

Fees to Related Parties

Fees to related parties decreased by $1.4 million, or 35.5%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $3.3 million, or 32.5%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was primarily due to increased costs associated with ongoing legal matters.

Communications

Communications expense increased by $2.3 million, or 11.9%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $4.3 million, or 26.8%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was associated with an increase in brokerage revenues in the three months ended March 31, 2011, which has a direct impact on the amount spent on client entertainment and travel.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $1.2 million, or 24.7%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to increased volumes in our equities business during the three months ended March 31, 2011.

Interest Expense

Interest expense increased by $1.5 million, or 51.0%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was primarily related to increased costs associated with our notes payable and collateralized borrowings.

Other Expenses

Other expenses increased by $20.7 million, or 471.5%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was primarily due to additional costs associated with the hiring of new brokers.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $15.2 million, or 225.7%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was primarily due to the increase in the allocation of net income to Cantor units in the three months ended March 31, 2011. There was a net loss for the three months ended March 31, 2010.

Provision for Income Taxes

Provision for income taxes increased to $7.4 million for the three months ended March 31, 2011 as compared to a tax benefit of $3.0 million for the three months ended March 31, 2010. This increase was primarily driven by an increase in taxable income in the three months ended March 31, 2011 as compared to the year earlier period. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Revenues:
Commissions	$244,714	$206,275	$208,918	$213,863	$222,033	$182,014	$175,219	$164,305
Principal transactions	98,109	91,466	83,381	99,606	103,128	91,460	90,608	106,438
Fees from related parties	15,435	17,221	16,413	16,436	15,926	15,776	14,945	13,232
Market data	4,576	4,869	4,614	4,444	4,387	4,265	4,824	4,402
Software solutions	2,133	2,476	1,816	1,760	1,752	1,392	1,759	2,770
Interest income	1,406	656	1,199	781	672	3,049	2,189	702
Other revenues	311	682	11,770	506	1,002	1,822	1,642	2,139
Losses on equity investments	(1,661)	(1,890)	(1,609)	(1,692)	(1,749)	(2,945)	(1,747)	(1,852)

Total revenues	365,023	321,755	326,502	335,704	347,151	296,833	289,439	292,136
Expenses:
Compensation and employee benefits	208,969	179,600	179,871	207,558	271,688	187,232	181,479	180,591
Allocation of net income to limited partnership units and founding/working partner units	9,200	12,320	5,824	5,163	—	3,735	1,727	6,190

Total compensation and employee benefits	218,169	191,920	185,695	212,721	271,688	190,967	183,206	186,781
Occupancy and equipment	29,286	28,982	28,161	28,249	28,128	27,015	27,653	27,522
Fees to related parties	2,601	3,017	3,061	3,338	4,034	3,410	3,208	2,929
Professional and consulting fees	13,341	14,380	10,773	10,016	10,069	12,709	6,852	7,305
Communications	21,330	21,254	19,459	18,468	19,068	18,178	16,880	15,646
Selling and promotion	20,186	18,739	17,183	16,227	15,917	15,250	14,432	12,751
Commissions and floor brokerage	6,095	5,688	4,564	4,916	4,887	4,702	4,084	4,075
Interest expense	4,395	3,777	3,796	3,596	2,911	2,535	2,476	2,512
Other expenses	25,081	7,038	27,436	20,652	4,389	8,584	22,593	10,990

Total expenses	340,484	294,795	300,128	318,183	361,091	283,350	281,384	270,511
Income (loss) from operations before income taxes	24,539	26,960	26,374	17,521	(13,940)	13,483	8,055	21,625
Provision (benefit) for income taxes	7,401	2,942	6,878	4,710	(2,987)	6,390	3,310	6,944

Consolidated net income (loss)	17,138	24,018	19,496	12,811	(10,953)	7,093	4,745	14,681

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	8,472	12,267	13,272	5,413	(6,742)	5,391	2,570	6,613

Net income (loss) available to common stockholders	$8,666	$11,751	$6,224	$7,398	$(4,211)	$1,702	$2,175	$8,068

The tables below detail our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Brokerage revenue by product (actual results):
Rates	$152,810	$135,919	$135,596	$139,327	$145,350	$125,946	$125,861	$117,467
Credit	87,193	70,317	73,923	77,109	89,680	70,388	78,893	90,768
Foreign exchange	54,219	47,966	44,439	46,778	44,665	38,465	35,811	30,263
Equities and other asset classes	48,601	43,539	38,341	50,255	45,466	38,675	25,262	32,245

Total brokerage revenues	$342,823	$297,741	$292,299	$313,469	$325,161	$273,474	$265,827	$270,743

Brokerage revenue by product (percentage):
Rates	44.6%	45.7%	46.4%	44.4%	44.7%	46.1%	47.3%	43.4%
Credit	25.4	23.6	25.3	24.6	27.6	25.7	29.7	33.5
Foreign exchange	15.8	16.1	15.2	14.9	13.7	14.1	13.5	11.2
Equities and other asset classes	14.2	14.6	13.1	16.1	14.0	14.1	9.5	11.9

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$308,658	$270,047	$266,905	$286,365	$299,462	$251,775	$245,179	$252,918
Fully electronic	34,165	27,694	25,394	27,104	25,699	21,699	20,648	17,825

Total brokerage revenues	$342,823	$297,741	$292,299	$313,469	$325,161	$273,474	$265,827	$270,743

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	90.0%	90.7%	91.3%	91.4%	92.1%	92.1%	92.2%	93.4%
Fully electronic	10.0	9.3	8.7	8.6	7.9	7.9	7.8	6.6

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer term funding (equity and long-term debt) is held to support the less liquid assets. Total assets at March 31, 2011 were $1.8 billion, an increase of 19.6% as compared to December 31, 2010. The increase in total assets was driven primarily by an increase in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, accrued commissions receivable, reverse repurchase agreements and cash and cash equivalents. We maintain a comparatively large portion of our assets in cash, with cash and cash equivalents at March 31, 2011 of $400.5 million.

Funding

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings) and shorter-term liabilities/accruals that are a natural outgrowth of specific assets and/or the business model, such as matched fails and accrued compensation. We have limited need for and use of short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances substantially exceed a modest amount of unsecured letters of credit and the amortization of our collateralized long-term debt. The principal and interest on our $35.6 million secured loan arrangements are repayable in consecutive monthly installments with the final payments due in September 2014. All of the cash on the balance sheet, some of which is held at regulated broker-dealer subsidiaries, would not be available to meet these potential liquidity needs. However, we believe cash in and available to our largest regulated entities, inclusive of financing provided by clearing banks related to fail transactions, is adequate in the context of potential contingent cash demands for margin and/or fail financing.

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

On April 1, 2010, BGC effectively refinanced $150.0 million in Senior Notes payable via issuance of the Convertible Notes to Cantor. The details of this issuance are provided in the “Notes Payable and Collateralized Borrowings” section below. On May 6, 2010, we filed a $100.0 million Shelf Registration Statement on Form S-3 with the SEC. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, this registration along with our share buy-back authorization is designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units for cash and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

We may raise additional funds from time to time through equity or debt financing, including public and private sales of debt securities, to finance our business, operations and possible acquisitions.

Credit Ratings

In November 2009, in connection with a potential issuance of debt securities in a public or Rule 144A offering, we obtained public long-term credit ratings. As described below under “Notes Payable and Collateralized Borrowings,” on April 1, 2010 BGC Holdings ultimately issued to Cantor the Convertible Notes, and we did not use the public long-term credit ratings in connection with this debt offering.

Our public long-term credit ratings and associated outlook are as follows:

	Rating	Outlook
Fitch Rating’s Inc.	BBB	Stable
Moody’s Investor Service	Ba1	Stable
Standard & Poor’s	BBB-	Stable

Credit ratings and associated outlooks are influenced by a number of factors, including but not limited to: earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resultant leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any reduction in our credit ratings and/or the associated outlook could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. In connection with certain trading agreements, we may be required to provide additional collateral in the event of a credit ratings downgrade.

Cash Flows

Net cash provided by operating activities was $63.2 million for the three months ended March 31, 2011. This amount included $65.3 million in consolidated net income, adjusted for non-cash activities, and $2.1 million relating to general changes in other operating assets and liabilities.

Net cash used in operating activities was $23.3 million for the three months ended March 31, 2010. This amount included the repayment of intercompany balances of $43.0 million, an increase in accounts payable, accrued and other liabilities of $33.3 million, and an increase of $16.0 million relating to other general changes in other operating assets and liabilities. Excluding these amounts, net cash provided by operating activities would have been $2.4 million.

Net cash used in investing activities was $11.8 million and $17.9 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Investments consisted primarily of purchases of fixed assets and capitalization of software development costs.

Net cash used in financing activities was $21.5 million for the three months ended March 31, 2011. This amount was primarily composed of earnings distributions to limited partnership interests in BGC Holdings and dividends to stockholders in the amount of $35.9 million. These amounts were partially offset by $10.4 million in net proceeds from the sale of Class A common stock issued under our controlled equity offerings and proceeds from the exercise of stock options in the amount of $8.1 million.

Net cash used in financing activities was $32.7 million for the three months ended March 31, 2010. This amount was primarily composed of the redemption of limited partnership units and founding/working partner units and the repurchase of Class A common stock in the amount of $26.3 million. We made earnings distributions to limited partnership interests in BGC Holdings and dividends to stockholders in the amount of $5.0 million.

Notes Payable and Collateralized Borrowings

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes to a number of investors. The Senior Notes incurred interest semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision as discussed in Note 10 — “Related Party Transactions”). The Senior Notes matured on April 1, 2010.

On April 1, 2010 BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Notes due 2015 (the “Convertible Notes”) to Cantor. The Company used the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010.

The Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The Convertible Notes bear an annual interest rate of 8.75%, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are convertible into 21.9 million shares of Class A common stock. The Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement under which it pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement are repayable in 36 consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the loan was $10.1 million as of March 31, 2011. The loan is guaranteed by BGC Partners, Inc.

On various dates during the year ended December 31, 2010, the Company sold certain furniture, equipment, and software for $29.3 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $25.5 million as of March 31, 2011. The Company recorded interest expense of $0.4 million for the three months ended March 31, 2011. Because assets revert back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the accompanying unaudited condensed consolidated balance sheet as a financing obligation and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

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

We intend to continue this relationship with Cantor. Accordingly, we expect that Cantor will continue to post clearing capital on our behalf, and we will post clearing capital with Cantor as requested under the clearing capital agreement. To date, no amounts have been requested by Cantor pursuant to the clearing capital agreement. In the absence of such an arrangement, BGC Partners may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of these transactions. The increased capital requirements required in connection with the clearing of our securities transactions could have a material adverse impact on BGC Partners’ ability to make distributions, repurchase its stock or affect strategic acquisitions or other opportunities. However, we believe that the agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude us from meeting our cash needs in the near term.

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

As of March 31, 2011, $290.5 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $169.5 million.

Unit Redemptions and Stock Repurchase Program

During the three months ended March 31, 2011, the Company, as part of its global redemption and compensation restructuring program (see Note 15 — “Compensation,” for more information), redeemed 162,770 limited partnership units for cash at an average price of $9.06 per unit and 33,134 founding/working partner units for cash at an average price of $9.35 per unit.

During the three months ended March 31, 2010, the Company, as part of its global redemption and compensation restructuring program, redeemed approximately 2.4 million limited partnership units having an aggregate notional post-termination payment amount of approximately $36.1 million in exchange for a combination of cash and shares of Class A common stock. Of the limited partnership units redeemed, 2.4 million were redeemed for $14.8 million in cash, and 22,557 were redeemed for shares of Class A common stock. This initial phase of the program also involved the redemption of approximately 2.3 million founding/working partner units for approximately $13.6 million in cash and 13,125 shares of Class A common stock. The cash payments for limited partnership units and founding/working partner units reflected a redemption price of $5.99 plus applicable redemption-related local taxes, resulting in an average effective price paid by the Company of $6.17 per unit.

During the three months ended March 31, 2011, the Company repurchased 6,454 shares of Class A common stock at an aggregate purchase price of approximately $55 thousand for an average price of $8.50 per share.

During the three months ended March 31, 2010, the Company repurchased 2,319,731 shares of Class A common stock at an aggregate purchase price of approximately $13.4 million for an average price of $5.76 per share.

On May 4, 2010, the Company’s Board of Directors authorized an $85.0 million increase in the BGC Partners stock repurchase and unit redemption authorization, bringing the total amount available for future repurchases of Class A common stock and redemptions of limited partnership interests to $100.0 million. At March 31, 2011, the Company had approximately $66.0 million remaining from its buyback and redemption authorization, and from time to time, the Company may actively continue to repurchase shares or redeem units.

Unit redemption and share repurchase activity for the three months ended March 31, 2011 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Share or Unit	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
Redemptions
January 1, 2011 – January 31, 2011	—	$—	$67,805,442
February 1, 2011 – February 28, 2011	—	$—	$67,805,442
March 1, 2011 – March 31, 2011	195,904	$9.11	$66,020,809

Total Redemptions	195,904	$9.11	$66,020,809
Repurchases
January 1, 2011 – January 31, 2011	3,227	$8.26	$65,994,157
February 1, 2011 – February 28, 2011	3,227	$8.75	$65,965,929
March 1, 2011 – March 31, 2011	—	$—	$65,965,929

Total Repurchases	6,454	$8.50	$65,965,929

Total Redemptions and Repurchases	202,358	$9.09

Stock Issuances

During the year ended December 31, 2010, the Company entered into two controlled equity offering sales agreements with CF&Co pursuant to which the Company may offer and sell up to an aggregate of 11,000,000 shares of Class A common stock from time to time through CF&Co as the Company’s sales agent under these agreements. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.

During the three months ended March 31, 2011, the Company issued 1,588,848 shares of its Class A common stock related to exchanges and redemptions of limited partnership units as well as for general corporate purposes. These issuances included 453,618 shares issued for the exchange and redemption of limited partnership units as part of the global redemption and compensation restructuring program. The issuances related to these exchanges and redemptions did not change the amount of fully diluted shares outstanding. These issuances also included 1,135,230 shares of Class A common stock issued for general corporate purposes.

During the year ended December 31, 2010, the Company issued 7,117,622 shares of its Class A common stock related to exchanges and redemptions of limited partnership units as well as for general corporate purposes. These issuances included 4,523,505 shares issued for the exchange and redemption of limited partnership units as part of the global redemption and compensation restructuring program. The issuances related to these exchanges and redemptions did not change the amount of fully diluted shares outstanding. These issuances also included 2,594,117 shares of Class A common stock issued for general corporate purposes.

During the three months ended March 31, 2011, the Company issued an aggregate of 439,755 shares of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding/working partner units. These issuances did not change the amount of fully diluted shares outstanding.

During the three months ended March 31, 2010, the Company issued an aggregate of 1,433,811 shares of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding/working partner units.

The fully diluted weighted-average share count for the quarter ended March 31, 2011 was 237.1 million as follows (in thousands):

Common stock outstanding	97,326
Limited partnership interests in BGC Holdings	137,327
RSUs (Treasury stock method)	2,002
Stock options	410

Total	237,065

Note: The table above excludes 21.8 million shares of Class A common stock issuable upon conversion of our Convertible Notes which were excluded because their effect would have been anti-dilutive.

Stock Option Exercises

On February 17, 2011, Howard W. Lutnick, the Company’s Chief Executive Officer, exercised an employee stock option with respect to 1,500,000 shares of Class A common stock at an exercise price of $5.10 per share. The exercise price was paid in cash from Mr. Lutnick’s personal funds. Mr. Lutnick does not currently intend to sell any of the 1,500,000 shares of Class A common stock acquired upon exercise of the option.

On January 18, 2011, Mr. Merkel exercised an employee stock option with respect to 11,000 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Merkel received 2,332 net shares of Class A common stock in connection with the option exercise. On January 25, 2011, Mr. Merkel sold the 2,332 shares of Class A common stock to the Company at a price of $8.26 per share, which price was calculated based on the five-day average closing price for a share of Class A common stock beginning on January 18, 2011, less 2%. Furthermore, on February 15, 2011, Mr. Merkel exercised the employee stock option with respect to an additional 11,000 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Merkel received 2,332 net shares of Class A common stock in connection with the option exercise. On February 23, 2011, Mr. Merkel sold the 2,332 shares of Class A common stock to the Company at a price of $8.75 per share, which price was calculated based on the five-day average closing price for a share of Class A common stock beginning on February 15, 2011, less 2%. On March 15, 2011, Mr. Merkel exercised an employee stock option with respect to 11,000 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Merkel received 2,277 net shares of Class A common stock in connection with the option exercise.

        On January 18, 2011, Shaun Lynn, the Company’s President, exercised an employee stock option with respect to 4,219 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Lynn received 895 net shares of Class A common stock in connection with the option exercise. On January 25, 2011, Mr. Lynn sold the 895 shares of Class A common stock to the Company at a price of $8.26 per share, which price was calculated based on the five-day average closing price for a share of Class A common stock beginning on January 18, 2011, less 2%. Furthermore, on February 15, 2011, Mr. Lynn exercised the employee stock option with respect to an additional 4,219 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Lynn received 895 net shares of Class A common stock in connection with the option exercise. On February 23, 2011, Mr. Lynn sold the 895 shares of Class A common stock to the Company at a price of $8.75 per share, which price was calculated based on the five-day average closing price for a share of Class A common stock beginning on February 15, 2011, less 2%. On March 15, 2011, Mr. Lynn exercised an employee stock option with respect to 4,219 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Lynn received 873 net shares of Class A common stock in connection with the option exercise.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	1Q 2011	4Q 2010	3Q 2010	2Q 2010	1Q 2010	4Q 2009	3Q 2009
Volume (in billions)
Fully Electronic—Rates—(1)	$14,097	$11,796	$10,654	$11,867	$9,815	$8,925	$8,018
Fully Electronic—Credit & FX—(2)	963	851	737	842	762	822	715

Total Fully Electronic Volume	15,060	12,647	11,391	12,709	10,577	9,747	8,733

Total Hybrid Volume—(3)	37,496	29,450	28,889	30,436	33,073	27,704	19,746

Total Fully Electronic and Hybrid Volume—(4)	$52,556	$42,097	$40,280	$43,145	$43,650	$37,451	$28,479

Transaction Count (in thousands, except for days)
Fully Electronic—Rates—(1)	5,769	4,871	4,308	4,764	3,495	3,348	3,235
Fully Electronic—Credit & FX—(2)	514	412	354	390	354	419	305

Total Fully Electronic Transactions	6,283	5,283	4,662	5,154	3,849	3,767	3,540

Total Hybrid Transactions	620	528	517	559	560	410	352

Total Transactions	6,903	5,811	5,179	5,713	4,409	4,177	3,892

Trading Days	62	64	64	63	61	63	64

(1)	Defined as U.S. Treasuries, Canadian Sovereigns, European Government Bonds, Repos, Interest Rate Swaps, and Futures.
(2)	Defined as Foreign Exchange Derivatives, Spot Foreign Exchange, Credit Derivatives and Corporate Bonds.
(3)	Defined as volume from hybrid transactions conducted by BGC Brokers using the eSpeed system, exclusive of voice-only transactions.
(4)	The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on the Company’s total fully electronic or hybrid volumes or on BGC Partners revenues related to fully electronic trading, overall revenues, or earnings.

All trades executed on the eSpeed platform settle for clearing purposes against CF&Co, a BGC affiliate. CF&Co is a member of Financial Industry Regulatory Authority (“FINRA”) and the Fixed Income Clearing Corporation, a subsidiary of DTCC. CF&Co, BGC, and other affiliates participate in U.S. Treasuries as well as other markets by posting quotations for their account and by acting as principal on trades with platform users. Such activity is intended, among other things, to assist CF&Co, BGC, and their affiliates in managing their proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

Quarterly Market Activity

Fully electronic volume on the eSpeed and BGC Trader system, including new products, was $15.1 trillion for the three months ended March 31, 2011, up 42.4% from $10.6 trillion for the three months ended March 31, 2010.

Our combined voice-assisted and screen-assisted volume for the three months ended March 31, 2011 was $52.6 trillion, up 20.4% from $43.6 trillion for the three months ended March 31, 2010.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at March 31, 2011 (in thousands):

	Total	Less Than 1 Year	1-3 years	3-5 years	More Than 5 Years
Operating leases (1)	$118,743	$21,014	$39,093	$28,489	$30,147
Notes payable and collateralized obligations (2)	185,560	15,423	19,131	151,006	—
Interest on notes payable (2)	55,937	14,938	27,295	13,704	—

Total contractual obligations	$360,240	$51,375	$85,519	$193,199	$30,147

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $25.0 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes payable and collateralized obligations reflects the issuance of $150.0 million of Convertible Notes and $35.6 million of secured loan arrangements. See Note 14—“Notes Payable and Collateralized Borrowings,” in BGC Partners’ Inc.’s unaudited condensed consolidated financial statements for more information regarding these obligations, including timing of payments and compliance with debt covenants.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Pronouncements

See Note 1 — “Organization and Basis of Presentation,” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is incorporated by reference herein) for information regarding recently adopted accounting pronouncements.

PART I—FINANCIAL INFORMATION

BGC PARTNERS, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Credit risk arises from potential non-performance by counterparties and customers. BGC Partners has established policies and procedures to manage its exposure to credit risk. BGC Partners maintains a thorough credit approval process to limit exposure to counterparty risk and employs stringent monitoring to control the counterparty risk from its matched principal and agency businesses. BGC Partners’ account opening and counterparty approval process includes verification of key customer identification, anti-money laundering verification checks and a credit review of financial and operating data. The credit review process includes establishing an internal credit rating and any other information deemed necessary to make an informed credit decision, which may include correspondence, due diligence calls and a visit to the entity’s premises, as necessary.

Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. On-going credit monitoring procedures include reviewing periodic financial statements and publicly available information on the client and collecting data from credit rating agencies, where available, to assess the on-going financial condition of the client. For transactions conducted through eSpeed, BGC Partners has developed and utilizes an electronic credit monitoring system which measures and controls credit usage, including the ability to prohibit execution of trades that would exceed risk limits and permit only risk reducing trades.

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

The number of matched principal trades BGC Partners executes has continued to grow as compared to prior years. Receivables from broker-dealers and clearing organizations and payables to broker-dealers and clearing organizations in the Company’s unaudited condensed consolidated statements of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC Partners’ experience has been that substantially all of these transactions ultimately settle at the contracted amounts.

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

Interest Rate Risk

BGC Partners had $185.6 million in fixed-rate debt outstanding as of March 31, 2011. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, summarized, accumulated and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the description of legal proceedings in Note 16 — “Commitments, Contingencies and Guarantees” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those described in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this item is set forth in Note 3 — “Earnings Per Share,” and Note 20 — “Subsequent Events,” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Item 2 of Part I) and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

None.

ITEM 5.	OTHER INFORMATION

The information required by this item is set forth in Note 20 — “Subsequent Events,” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2011 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/s/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: May 9, 2011

[Signature page to the Quarterly Report on Form 10-Q for the period ending March 31, 2011 dated May 9, 2011.]

Exhibit Index

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002