Form 10-Q
period 2011-06-30
BGC Partners, Inc.
filed 2011-08-08
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

On August 2, 2011, the registrant had 88,245,112 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to:

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	liquidity, regulatory and clearing capital requirements and the impact of credit market events;

•	market conditions, including trading volume and volatility, and potential deterioration of the equity and debt capital markets;

•

our relationships with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, including Cantor Fitzgerald & Co. (“CF&Co”), any related conflicts of interest, competition for and retention of brokers and other managers and key employees, support for liquidity and capital and other relationships, including Cantor’s holding of our 8.75% convertible notes, CF&Co’s acting as our sales agent under our controlled equity or other future offerings, and CF&Co’s acting as our financial advisor in connection with one or more business combination or other transactions;

•	economic or geopolitical conditions or uncertainties;

•

extensive regulation of our businesses, changes in regulations relating to the financial services and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, fines, penalties, sanctions, enhanced oversight, increased financial and capital requirements, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new business, products, or services;

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

•

certain financial risks, including the possibility of future losses and negative cash flows from operations, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks given by the rating agencies to those credit ratings, as well as interest and currency rate fluctuations;

•

our ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services and to secure and maintain market share;

•

our ability to enter into marketing and strategic alliances and business combination or other transactions in the financial services and other industries, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and the integration of any completed transaction;

•	our ability to hire and retain personnel;

•	our ability to expand the use of technology for hybrid and fully electronic trading;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable regulatory requirements;

•

our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, procedures, operations and assets, and assess and manage our operational, regulatory, and financial risks;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•

the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases of limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”), or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock;

•

the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible securities, our repurchase of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% convertible notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock acquired from us or Cantor, including pursuant to our employee benefit plans, conversion of our 8.75% convertible notes and 4.50% convertible notes, and distributions from Cantor pursuant to Cantor’s distribution rights obligations; and

•

the risk factors described in our latest Annual Report on Form 10-K and any updates to those risk factors or new risk factors contained in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”).

The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the forward-looking statements. Information in this Form 10-Q is given as of the date of filing the Form 10-Q with the SEC, and future events or circumstances could differ significantly from such information. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$286,239	$364,104
Cash segregated under regulatory requirements	3,610	2,398
Loan receivables from related parties	980	980
Securities owned	12,831	11,096
Marketable securities	2,276	4,600
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	839,575	474,269
Accrued commissions receivable, net	180,348	132,885
Loans, forgivable loans and other receivables from employees and partners	176,574	151,328
Fixed assets, net	132,336	133,428
Investments	22,982	25,107
Goodwill	83,564	82,853
Other intangible assets, net	12,456	13,603
Receivables from related parties	6,573	4,958
Other assets	69,064	68,705

Total assets	$1,829,408	$1,470,314

Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	$153,653	$155,538
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	779,453	429,477
Payables to related parties	7,686	10,262
Accounts payable, accrued and other liabilities	246,608	256,023
Deferred revenue	3,610	4,714
Notes payable and collateralized borrowings	186,490	189,258

Total liabilities	1,377,500	1,045,272
Redeemable partnership interest	94,723	93,186
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 103,906 and 88,192 shares issued at June 30, 2011 and December 31, 2010, respectively; and 85,955 and 70,256 shares outstanding at June 30, 2011 and December 31, 2010, respectively	1,039	881
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 and 25,848 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively, convertible into Class A common stock	348	258
Additional paid-in capital	423,167	366,827
Contingent Class A common stock	3,171	3,171
Treasury stock, at cost: 17,951 and 17,936 shares of Class A common stock at June 30, 2011 and December 31, 2010, respectively	(109,753)	(109,627)
Retained deficit	(39,422)	(23,616)
Accumulated other comprehensive income (loss)	278	(977)

Total stockholders’ equity	278,828	236,917

Noncontrolling interest in subsidiaries	78,357	94,939

Total equity	357,185	331,856

Total liabilities, redeemable partnership interest, and equity	$1,829,408	$1,470,314

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Commissions	$239,132	$213,863	$483,846	$435,896
Principal transactions	102,007	99,606	200,116	202,734
Fees from related parties	16,206	16,436	31,641	32,362
Market data	4,598	4,444	9,174	8,831
Software solutions	2,257	1,760	4,390	3,512
Interest income	954	781	2,360	1,453
Other revenues	803	506	1,114	1,508
Losses on equity investments	(1,399)	(1,692)	(3,060)	(3,441)

Total revenues	364,558	335,704	729,581	682,855
Expenses:
Compensation and employee benefits	218,729	207,558	427,698	479,246
Allocations of net income to limited partnership units and founding/working partner units	9,237	5,163	18,437	5,163

Total compensation and employee benefits	227,966	212,721	446,135	484,409
Occupancy and equipment	35,740	28,249	65,026	56,377
Fees to related parties	3,018	3,338	5,619	7,372
Professional and consulting fees	15,211	10,016	28,552	20,085
Communications	21,801	18,468	43,131	37,536
Selling and promotion	19,443	16,227	39,629	32,144
Commissions and floor brokerage	6,932	4,916	13,027	9,803
Interest expense	4,768	3,596	9,163	6,507
Other expenses	6,199	20,652	31,280	25,041

Total expenses	341,078	318,183	681,562	679,274
Income from operations before income taxes	23,480	17,521	48,019	3,581
Provision for income taxes	6,031	4,710	13,432	1,723

Consolidated net income	$17,449	$12,811	$34,587	$1,858

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	7,785	5,413	16,257	(1,329)

Net income available to common stockholders	$9,664	$7,398	$18,330	$3,187

Per share data:
Basic earnings per share
Net income available to common stockholders	$9,664	$7,398	$18,330	$3,187

Basic earnings per share	$0.09	$0.09	$0.17	$0.04

Basic weighted-average shares of common stock outstanding	112,644	84,473	105,027	83,667

Fully diluted earnings per share
Net income for fully diluted shares	$21,160	$19,567	$41,995	$8,632

Fully diluted earnings per share	$0.09	$0.09	$0.17	$0.04

Fully diluted weighted-average shares of common stock outstanding	244,110	226,495	240,703	224,949

Dividends declared per share of common stock	$0.17	$0.14	$0.31	$0.20

Dividends declared and paid per share of common stock	$0.17	$0.14	$0.31	$0.20

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$34,587	$1,858
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Allocations of net income to limited partnership units and founding/working partner units	18,437	5,163
Fixed asset depreciation and intangible asset amortization	24,092	25,537
Employee loan amortization	16,213	18,545
Stock-based compensation	41,979	14,069
Sublease provision adjustment	4,244	—
Losses on equity investments	3,060	3,441
Deferred tax expense (benefit)	2,259	(3,521)
Recognition of deferred revenue	(1,105)	(2,466)
Other	1,678	834
(Increase) decrease in operating assets:
Cash segregated under regulatory requirements	(1,212)	(347)
Securities borrowed	—	(32,926)
Securities owned	(1,495)	922
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(364,560)	(183,265)
Accrued commissions receivable, net	(45,888)	(36,890)
Receivables from related parties	(2,449)	1,619
Loans, forgivable loans and other receivables from employees and partners	(40,817)	(20,066)
Other assets	1,053	3,816
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased	—	(11)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	345,929	202,766
Accrued compensation	(18,494)	44,526
Deferred revenue	—	914
Accounts payable, accrued and other liabilities	(19,067)	(19,342)
Payables to related parties	(2,576)	(56,066)

Net cash used in operating activities	$(4,132)	$(30,890)

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(15,127)	$(19,610)
Purchases of marketable securities	—	(3,002)
Capitalization of software development costs	(6,937)	(8,344)
Capitalization of trademarks, patent defense and registration costs	(468)	(440)
Investment in unconsolidated entities	(884)	(862)

Net cash used in investing activities	(23,416)	(32,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Collateralized borrowings, net	(2,768)	(2,914)
Long-term borrowings	—	(150,000)
Issuance of convertible notes	—	150,000
Repurchase of Class A common stock	(126)	(17,371)
Proceeds from offering of Class A common stock, net	13,590	17,792
Redemption of limited partnership interests	(468)	(28,901)
Proceeds from exercise of stock options	8,195	—
Tax impact on exercise/delivery of equity awards	2,760	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,362)	(1,725)
Earnings distributions to limited partnership interests in BGC Holdings	(43,283)	(8,122)
Dividends to stockholders	(34,136)	(16,625)

Net cash used in financing activities	(57,598)	(57,866)
Effect of exchange rate changes on cash	7,281	(6,877)
Net decrease in cash and cash equivalents	(77,865)	(127,891)
Cash and cash equivalents at beginning of period	364,104	469,301

Cash and cash equivalents at end of period	$286,239	$341,410

Supplemental cash information:
Cash paid during the period for taxes	$16,694	$16,144

Cash paid during the period for interest	$10,794	$5,172

Supplemental non-cash information:
Conversion of Class B common stock into Class A common stock	$—	$6

Issuance of Class A common stock upon exchange of Cantor units	$8,407	$—

Issuance of Class B common stock upon exchange of Cantor units	$8,407	$—

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2010

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2010	$707	$264	$292,881	$—	$(89,756)	$(2,171)	$(36)	$132,189	$334,078
Comprehensive income:
Consolidated net income	—	—	—	—	—	21,162	—	24,210	45,372
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(709)	(440)	(1,149)
Unrealized loss on securities available for sale	—	—	—	—	—	—	(232)	(105)	(337)

Comprehensive income (loss)	—	—	—	—	—	21,162	(941)	23,665	43,886
Stock-based compensation	8	—	7,724	—	—	—	—	—	7,732
Grant of exchangeability to limited partnership units	—	—	—	—	—	—	—	28,721	28,721
Capital contribution by founding/working partners to cover 2009 Charity Day	—	—	7,403	—	—	—	—	—	7,403
Dividends to stockholders	—	—	—	—	—	(42,606)	—	—	(42,606)
Earnings distributions to limited partnership interests	—	—	—	—	—	—	—	(45,192)	(45,192)
Issuance of Class A common stock upon exchange of founding/working partner units, 5,153,877 shares	52	—	10,644	—	—	—	—	5,627	16,323
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 2,353,520 units	—	—	—	—	—	—	—	8,031	8,031
Cantor exchange of Cantor units for Class A common stock, 3,700,000 units	37	—	6,144	—	—	—	—	(6,181)	—
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(21,681)	(21,681)
Proceeds from exercise of stock options, net of tax	—	—	463	—	—	—	—	—	463
Redemption of founding/working partner units, 3,998,225 units	—	—	—	—	—	—	—	(10,292)	(10,292)
Repurchase of Class A common stock, 3,399,015 shares	—	—	—	—	(19,871)	—	—	—	(19,871)
Issuance of Class A common stock (net of costs) upon exchange of limited partnership units, 4,523,505 shares	45	—	26,439	—	—	—	—	(26,255)	229
Issuance of Class A common stock (net of costs), 2,594,117 shares	26	—	15,134	—	—	—	—	—	15,160
Issuance of contingent Class A common stock and limited partnership units for acquisitions	—	—	—	3,171	—	—	—	3,566	6,737
Conversion of Class B common stock to Class A common stock, 600,000 shares	6	(6)	—	—	—	—	—	—	—
Other	—	—	(5)	—	—	(1)	—	2,741	2,735

Balance, December 31, 2010	$881	$258	$366,827	$3,171	$(109,627)	$(23,616)	$(977)	$94,939	$331,856

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Six Months Ended June 30, 2011

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2011	$881	$258	$366,827	$3,171	$(109,627)	$(23,616)	$(977)	$94,939	$331,856
Comprehensive income:
Consolidated net income	—	—	—	—	—	18,330	—	16,257	34,587
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	2,969	1,038	4,007
Unrealized loss on securities available for sale	—	—	—	—	—	—	(1,714)	(595)	(2,309)

Comprehensive income	—	—	—	—	—	18,330	1,255	16,700	36,285
Stock-based compensation	15	—	3,271	—	—	—	—	—	3,286
Dividends to stockholders	—	—	—	—	—	(34,136)	—	—	(34,136)
Grant of exchangeability to limited partnership units	—	—	—	—	—	—	—	34,043	34,043
Earnings distributions to limited partnership interests	—	—	—	—	—	—	—	(35,482)	(35,482)
Issuance of Class A common stock upon exchange of founding/working partner units, 605,910 shares	6	—	1,568	—	—	—	—	133	1,707
Issuance of Class A common stock upon exchange of limited partnership units, 1,342,085 shares	13	—	10,589	—	—	—	—	(10,507)	95
Issuance of Class A common stock (net of costs), 1,646,451 shares	16	—	13,574	—	—	—	—	—	13,590
Issuance of Class A common stock upon exchange of Cantor units, 9,000,000 units	90	—	8,317	—	—	—	—	(8,407)	—
Issuance of Class B common stock upon exchange of Cantor units, 9,000,000 units	—	90	8,317	—	—	—	—	(8,407)	—
Redemption of founding/working partner units	—	—	(226)	—	—	—	—	(9)	(235)
Repurchase of Class A common stock, 14,445 shares	—	—	—	—	(126)	—	—	—	(126)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(4,322)	(4,322)
Proceeds from exercise of stock options, net of tax	16	—	8,179	—	—	—	—	—	8,195
Excess tax benefit on exercise/delivery of equity awards	—	—	2,760	—	—	—	—	—	2,760
Other	2	—	(9)	—	—	—	—	(324)	(331)

Balance, June 30, 2011	$1,039	$348	$423,167	$3,171	$(109,753)	$(39,422)	$278	$78,357	$357,185

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company servicing the wholesale financial markets, specializing in the brokering of a broad range of financial products globally, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Through its eSpeed and BGC Trader™ brands, BGC Partners also offers financial technology solutions and market data and analytics related to select financial instruments and markets. The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. The Company’s integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. BGC Partners has offices in New York and London, as well as in Aspen, Beijing, Chicago, Copenhagen, Dubai, Garden City (New York), Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo, Toronto, West Palm Beach and Zurich.

The Company’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K.

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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance that addresses the effects of eliminating the Qualified Special Purpose Entity (“QSPE”) concept from existing accounting guidance and clarifies and amends certain key provisions, including the transparency of an enterprise’s involvement with variable interest entities (“VIEs”). This FASB guidance became effective with the first reporting period that began after November 15, 2009 and was adopted by the Company on January 1, 2010. The adoption of this FASB guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In January 2010, the FASB issued guidance on Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements. This guidance was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements, and the adoption of this guidance with respect to disclosures of the roll forward of activity in Level 3 fair value measurements is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In December 2010, the FASB issued guidance that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity shall consider whether there are any adverse qualitative factors indicating that impairment may exist. This FASB guidance became effective with the first reporting period that began after December 15, 2010 and was adopted by the Company on January 1, 2011. The adoption of this FASB guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

New Accounting Pronouncements

In April 2011, the FASB issued guidance on Transfers and Servicing – Reconsideration of Effective Control for Repurchase Agreements. This guidance changes the assessment of effective control by eliminating the collateral maintenance requirement. This FASB guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this FASB guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2011, the FASB issued guidance on Receivables – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This guidance clarifies which loan modifications constitute troubled debt restructurings for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a loan modification constitutes a troubled debt restructuring, a creditor must conclude (i) that the restructuring constitutes a concession and (ii) that the debtor is experiencing financial difficulties. This FASB guidance is effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this FASB guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2011, the FASB issued guidance on Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in stockholders’ equity. This FASB guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this FASB guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In June 2011, the FASB issued guidance on Comprehensive Income – Presentation of Comprehensive Income. This guidance requires (i) presentation of other comprehensive income either in a continuous statement of comprehensive income or in a separate statement presented consecutively with the statement of net income and (ii) presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This FASB guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this FASB guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

2. Limited Partnership Interests in BGC Holdings

BGC Holdings, L.P. (“BGC Holdings”) is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC Partners, L.P. (“BGC US”) and BGC Global Holdings L.P. (“BGC Global”), the two operating partnerships. Listed below are the limited partnership interests in BGC Holdings. The founding/working partner units, limited partnership units and Cantor units, each as defined below, collectively represent all of the “limited partnership interests in BGC Holdings.”

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

Founding/working partner units are held by limited partners who are employees and generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are redeemed, and the unit holders are no longer entitled to participate in the quarterly cash distributed allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in the Company’s unaudited condensed consolidated statements of operations.

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

General

Certain of the limited partnership interests, described above, have been granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment); additional limited partnership interests may become exchangeable into Class A common stock on a one for-one basis (subject to adjustment). As all limited partnership interests are already included in fully diluted share count, any exchange of limited partnership interests into Class A common shares would be non-dilutive. Because these interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company.

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

The Company’s earnings for the three and six months ended June 30, 2011 and 2010 were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income available to common stockholders	$9,664	$7,398	$18,330	$3,187
Allocation of net income to limited partnership interests in BGC Holdings	$16,047	$10,051	$33,805	$3,237

The following is the calculation of the Company’s basic earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income available to common stockholders	$9,664	$7,398	$18,330	$3,187

Basic weighted-average shares of common stock outstanding	112,644	84,473	105,027	83,667

Basic earnings per share	$0.09	$0.09	$0.17	$0.04

Fully diluted earnings per share is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the 8.75% convertible notes (as defined below) (if applicable) (see Note 13 — “Notes Payable and Collateralized Borrowings”) and expense related to dividend equivalents for certain restricted stock units (“RSUs”), as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock, the weighted-average number of limited partnership interests, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including convertible notes, stock options, RSUs and warrants were exercised, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. The limited partnership interests are potentially exchangeable into shares of Class A common stock; as a result, they are included in the fully diluted EPS computation to the extent that the effect would not be anti-dilutive.

The following is the calculation of the Company’s fully diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fully diluted earnings per share:
Net income available to common stockholders	$9,664	$7,398	$18,330	$3,187
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	11,055	11,924	23,224	5,109
Dividend equivalent expense on RSUs, net of tax	441	245	441	336

Net income for fully diluted shares	$21,160	$19,567	$41,995	$8,632

Weighted-average shares:
Common stock outstanding	112,644	84,473	105,027	83,667
Limited partnership interests in BGC Holdings	129,461	138,879	133,372	138,060
RSUs (Treasury stock method)	1,768	3,143	1,979	3,222
Other	237	—	325	—

Fully diluted weighted-average shares of common stock outstanding	244,110	226,495	240,703	224,949

Fully diluted earnings per share	$0.09	$0.09	$0.17	$0.04

For the three months ended June 30, 2011 and 2010, approximately 27.6 million and 33.5 million shares underlying stock options, RSUs, the 8.75% convertible notes and warrants were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive.

Additionally, for the three months ended June 30, 2011, approximately 0.5 million contingently issuable shares of contingent Class A common stock were excluded from the computation of fully diluted earnings per share because the conditions for issuance had not been met by the end of the period. For the three months ended June 30, 2010, there were no contingently issuable shares of contingent Class A common stock excluded from the computation of fully diluted earnings per share.

Unit Redemptions and Stock Repurchase Program

During the three months ended June 30, 2011, the Company, as part of its global redemption and compensation restructuring program (see Note 14 — “Compensation,” for more information), redeemed 827,160 limited partnership units for cash at an average price of $7.88 per unit and 17,538 founding/working partner units for cash at an average price of $8.99 per unit.

During the six months ended June 30, 2011, the Company, as part of its global redemption and compensation restructuring program, redeemed 1,190,929 limited partnership units. During the six months ended June 30, 2011, the Company also redeemed 289,896 founding/working partner units. The limited partnership units and founding/working partner units were redeemed at an average effective price paid by the Company of approximately $8.13 per unit.

During the three months ended June 30, 2010, the Company, as part of its global redemption and compensation restructuring program, redeemed approximately 2.0 million limited partnership units at an average price of $5.61. During the six months ended June 30, 2010, the Company, as part of its redemption and compensation restructuring program, redeemed approximately 4.4 million limited partnership units at an average price of $6.01. For the three months ending June 30, 2010, the Company redeemed approximately 0.9 million founding/working partner units at an average price of $5.61. For the six months ending June 30, 2010, the Company redeemed approximately 3.1 million founding/working partner units for an average price of $5.89.

During the six months ended June 30, 2011, the Company repurchased 14,445 shares of Class A common stock at an aggregate purchase price of approximately $126 thousand for an average price of $8.74 per share.

During the six months ended June 30, 2010, the Company repurchased 2,927,633 shares of Class A common stock at an aggregate purchase price of approximately $17.4 million for an average price of $5.93 per share.

On May 4, 2010, the Company’s Board of Directors authorized an $85.0 million increase in the BGC Partners stock repurchase and unit redemption authorization, bringing the total amount available for future repurchases of Class A common stock and redemptions of limited partnership interests to $100.0 million. At June 30, 2011, the Company had approximately $59.2 million remaining from its repurchase and redemption authorization, and from time to time, the Company may actively continue to repurchase shares or redeem units.

Unit redemption and share repurchase activity for the six months ended June 30, 2011 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Share or Unit	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions
January 1, 2011 – March 31, 2011	195,904	$9.11	$65,965,929
April 1, 2011 – April 30, 2011	63,715	$8.99
May 1, 2011 – May 31, 2011	103,160	$8.81
June 1, 2011 – June 30, 2011	677,823	$7.67

Total Redemptions	1,040,602	$8.13

Repurchases
January 1, 2011 – March 31, 2011	6,454	$8.50
April 1, 2011 – April 30, 2011	7,991	$8.94
May 1, 2011 – May 31, 2011	—	—
June 1, 2011 – June 30, 2011	—	—

Total Repurchases	14,445	$8.74

Total Redemptions and Repurchases	1,055,047	$8.14	$59,216,028

Stock Issuances

During the year ended December 31, 2010, the Company entered into two controlled equity offering sales agreements with CF&Co pursuant to which the Company may offer and sell up to an aggregate of 11,000,000 shares of Class A common stock from time to time through CF&Co, as the Company’s sales agent under these agreements. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.

During the three months ended June 30, 2011, the Company issued 944,891 shares of its Class A common stock related to exchanges and redemptions of limited partnership units as well as for general corporate purposes. Substantially all of these issuances were for the exchange and redemption of limited partnership units as part of the global redemption and compensation restructuring program. The issuances related to these exchanges and redemptions did not change the amount of fully diluted shares outstanding.

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

During the three months ended June 30, 2011 and 2010, the Company issued an aggregate of 166,155 shares and 1,180,423 shares, respectively, of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding/working partner units. During the six months ended June 30, 2011 and 2010, the Company issued an aggregate of 605,910 shares and 2,614,234 shares, respectively, of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding/working partner units. These issuances did not change the amount of fully diluted shares outstanding.

On May 5, 2011, the Company issued 9,000,000 shares of Class A common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. Substantially all of these shares have been included on a registration statement for resale by various partner distributees and charitable organizations which may receive donations from Cantor. In addition, on May 6, 2011, the Company issued 9,000,000 shares of Class B common stock of the Company to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. All of these shares are restricted securities. These issuances did not change the fully diluted number of shares outstanding.

On May 6, 2011, the Company issued an aggregate of 301,306 shares of Class A common stock to partners of BGC Holdings upon exchange of 160,151 exchangeable limited partnership units and 141,155 exchangeable founding/working partner units. These issuances did not change the fully diluted number of shares outstanding.

On May 9, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day. These shares have been included in the registration statement for resale by the Relief Fund. Additionally, on May 16, 2011, the Company issued an aggregate of 11,111 shares of Class A common stock to a former partner.

In addition, during the three months ended June 30, 2011 and 2010, the Company issued 1,040,713 and 439,117 shares of Class A common stock, respectively, related to vesting of RSUs and the exercise of stock options. During the six months ended June 30, 2011 and 2010, respectively, the Company issued 3,119,983 and 729,420 shares of Class A common stock related to the vesting of RSUs and the exercise of stock options.

4. Securities Owned

Securities owned primarily consist of short-term investments in government debt.

Total securities owned were $12.8 million and $11.1 million as of June 30, 2011 and December 31, 2010, respectively. Securities owned consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Government debt	$12,005	$11,009
Equities	826	87

Total	$12,831	$11,096

As of June 30, 2011, the Company did not pledge any of the securities owned to satisfy deposit requirements at various exchanges or clearing organizations.

5. Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments, which had a fair value of $2.3 million as of June 30, 2011 and $4.6 million as of December 31, 2010, are classified as available-for-sale and accordingly recorded at fair value. Unrealized gains or losses are included as part of “Accumulated other comprehensive income (loss)” in the accompanying unaudited condensed consolidated statements of financial condition.

6. Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

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

	June 30, 2011	December 31, 2010
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$780,404	$415,520
Receivables from clearing organizations	32,747	48,345
Other receivables from broker-dealers and customers	24,797	6,948
Open derivative contracts	1,627	1,573
Net pending trades	—	1,883

Total	$839,575	$474,269

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$754,364	$423,829
Other payables to broker-dealers and customers	22,166	3,449
Net pending trades	2,553	—
Open derivative contracts	370	944
Payables to clearing organizations	—	1,255

Total	$779,453	$429,477

A portion of these receivables and payables are with Cantor. See Note 9 — “Related Party Transactions,” for additional information related to these receivables and payables. Substantially all open fails to deliver and fails to receive transactions as of June 30, 2011 have subsequently settled at the contracted amounts.

7. Derivatives

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

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,627	$—	$1,573	$—
Foreign exchange swaps	—	370	—	944

	$1,627	$370	$1,573	$944

The notional amounts of the interest rate swaps transactions at June 30, 2011 and December 31, 2010 were $1.6 billion and $1.8 billion, respectively. These represent matched customer transactions settled through and guaranteed by a central clearing organization.

All of the Company’s foreign exchange swaps are with Cantor. The notional amounts of the foreign exchange swap transactions at June 30, 2011 and December 31, 2010 were $271.7 million and $128.8 million, respectively.

The replacement cost of contracts in a gain position at June 30, 2011 was $1.6 million from various counterparties. These counterparties are not rated by a credit rating organization.

8. Fair Value of Financial Assets and Liabilities

The following tables set forth by level, within the fair value hierarchy, financial assets and liabilities, including marketable securities and those pledged as collateral, accounted for at fair value under FASB guidance as of June 30, 2011 and December 31, 2010 (in thousands):

	Assets at Fair Value at June 30, 2011 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,627	$—	$—	$1,627
Government debt	12,005	—	—	—	12,005
Securities owned – Equities	826	—	—	—	826
Marketable securities	2,276	—	—	—	2,276

Total	$15,107	$1,627	$—	$—	$16,734

	Liabilities at Fair Value at June 30, 2011 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$370	$—	$—	$370

Total	$—	$370	$—	$—	$370

	Assets at Fair Value at December 31, 2010 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,573	$—	$—	$1,573
Government debt	11,009	—	—	—	11,009
Securities owned – Equities	87	—	—	—	87
Marketable securities	4,600	—	—	—	4,600

Total	$15,696	$1,573	$—	$—	$17,269

	Liabilities at Fair Value at December 31, 2010 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$944	$—	$—	$944

Total	$—	$944	$—	$—	$944

(1)	As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

9. Related Party Transactions

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

The Company, together with other leading financial institutions, formed ELX Futures, L.P. (“ELX”), a limited partnership that has established a fully-electronic futures exchange. ELX is 26.3% owned by the Company and is accounted for under the equity method of accounting. During the six months ended June 30, 2011, the Company made no cash contributions to ELX. The Company has entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX.

For the three months ended June 30, 2011 and 2010, the Company recognized related party revenues of $16.2 million and $16.4 million, respectively, for the services provided to Cantor and ELX. For the six months ended June 30, 2011 and 2010, the Company recognized related party revenues pursuant to these agreements of $31.6 million and $32.4 million, respectively. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations. In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company.

For the three months ended June 30, 2011 and 2010, the Company was charged $10.0 million and $8.5 million, respectively, for the services provided by Cantor and its affiliates, of which $7.0 million and $5.2 million, respectively, were to cover compensation to leased employees for the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, the Company was charged $17.2 million and $17.5 million, respectively, for the services provided by Cantor and its affiliates, of which $11.6 million and $10.1 million, respectively, were to cover compensation to leased employees for the six months ended June 30, 2011 and 2010. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

As of June 30, 2011 and 2010, Cantor’s share of the net income in Tower Bridge was $0.9 million and $0.6 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

The Company intends to continue this relationship with Cantor. Accordingly, the Company expects that Cantor will continue to post clearing capital on our behalf, and the Company will continue to be required to post clearing capital with Cantor as requested under the Clearing Agreement. As of June 30, 2011, no amounts have been requested by Cantor pursuant to the Clearing Agreement.

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

This guaranty agreement expired as the Senior Notes matured on April 1, 2010. Therefore, for the three months ended June 30, 2011 and 2010, as well as the six months ended June 30, 2011, the Company did not recognize any expense in relation to this guaranty agreement. For the six months ended June 30, 2010, the Company recognized expense of approximately $0.9 million in relation to this guaranty agreement.

Receivables from and Payables to Related Broker-Dealers

Amounts due from or to Cantor and Freedom International Brokerage are for open derivative contracts and/or transactional revenues under a technology and services agreement with Freedom International Brokerage. These are included as part of “Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2011 and December 31, 2010, the Company had receivables from Cantor and Freedom International Brokerage of $3.6 million and $3.7 million, respectively. As of June 30, 2011 and December 31, 2010, the Company had $0.4 and $0.9 million, respectively, in payables to Cantor related to open derivative contracts.

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

As of June 30, 2011 and December 31, 2010, the aggregate balance of these employee loans was $176.6 million and $151.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended June 30, 2011 and 2010, was $7.3 million and $5.9 million, respectively. Compensation expense for the six months ended June 30, 2011 and 2010 was $16.2 million and $18.5 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the unaudited condensed consolidated statements of operations.

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% convertible notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% convertible notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the convertible notes in the amount of $3.3 million and $3.3 million for the three months ended June 30, 2011 and 2010, respectively. The Company recorded interest expense in the amount of $6.6 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively. See Note 13 — “Notes Payable and Collateralized Borrowings,” for more information.

Newmark Acquisition

On April 28, 2011, the Company announced that it had entered into an agreement to acquire Newmark, the real estate advisory firm which operates as Newmark Knight Frank in the U.S. and which is associated with London-based Knight Frank. The transaction encompasses approximately 425 Newmark brokers and includes Newmark’s New York business as well as a majority interest in other domestic offices and certain of its affiliates. The purchase price will consist of cash, stock and assumption of debt. Upon acquisition, certain of Newmark’s management and brokers are expected to become partners in the Company following the closing. CF&Co, an affiliate of Cantor, acted as an adviser in connection with this transaction.

Controlled Equity Offerings/Payment of Commissions to CF&Co

As discussed in Note 3 — “Earnings Per Share,” during 2010, the Company entered into two controlled equity offering agreements with CF&Co, as the Company’s sales agent. For the three months ended June 30, 2011 and 2010, the Company was charged approximately $0.1 million and $0.4 million, respectively and for the six months ended June 30, 2011 and 2010, the Company was charged approximately $0.4 million and $0.4 million, respectively, for services provided by CF&Co related to these agreements. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

Cantor Purchase of Cantor Units upon Redemption of Founding/Working Partner Units from BGC Holdings

Cantor has the right to purchase Cantor units from BGC Holdings upon redemption of nonexchangeable founding/working partner units redeemed by BGC Holdings upon termination or bankruptcy of the founding/working partner. Any such Cantor units purchased by Cantor are exchangeable for shares of Class B common stock or, at Cantor’s election or if there are no additional authorized but unissued shares of Class B common stock, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments). As of June 30, 2011, BGC Holdings had the right to redeem an aggregate of 343,655 nonexchangeable founding/working partner units and Cantor will have the right to buy the equivalent number of Cantor units on terms yet to be determined.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets, of up to $5.0 million in the aggregate; such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $2.0 million increase in this amount was authorized on November 1, 2010. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the six months ended June 30, 2011 and 2010, the Company made $0.9 million and $1.3 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of June 30, 2011, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

The Company is authorized to enter into an indemnity agreement with Cantor with respect to the guarantee by Cantor of any liabilities associated with our application for a brokering license in China.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company will be utilized to determine the shares of profit or loss allocated to each for the period. During the six months ended June 30, 2011, the Company recognized its share of foreign exchange loss of $0.2 million. This loss is included as part of “Other expenses” in the unaudited condensed consolidated statements of operations.

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

On May 5, 2011, the Company issued 9,000,000 shares of Class A common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. Substantially all of these shares have been included on a registration statement for resale by various partner distributees and charitable organizations which may receive donations from Cantor. In addition, on May 6, 2011, the Company issued 9,000,000 shares of Class B common stock of the Company to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. All of these shares are restricted securities. These issuances did not change the fully diluted number of shares outstanding. As a result of this exchange and the transactions described above, as of June 30, 2011, Cantor held an aggregate of 47,862,204 Cantor units.

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

On August 19, 2010, the Company completed the acquisition of Mint Partners (see Note 12 — “Goodwill and Other Intangible Assets, Net”). In connection with this acquisition, the Company paid an advisory fee of $0.7 million to CF&Co. This fee was recorded as part of “Professional and consulting fees” in the consolidated statements of operations.

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

During the three months ended June 30, 2011, two other executive officers of the Company exercised employee stock options with respect to 45,657 shares of Class A common stock at an average exercise price of $5.10 per share. During the six months ended June 30, 2011, other executive officers of the Company exercised employee stock options with respect to 91,314 shares of Class A common stock at an average exercise price of $5.10 per share. A portion of these shares were withheld to pay the option exercise price and the applicable tax obligations. The executives sold 6,454 of these shares to the Company at an average price of $8.50 per share.

On April 19, 2011, the Company repurchased 7,991 shares of Class A common stock, at an average price of $8.94 per share, from one of the Company’s directors.

On June 21, 2011, the Company filed a resale registration statement on Form S-3 with respect to 9,440,317 shares of Class A common stock that may be sold from time to time on a delayed continuous basis by (i) Cantor for the account of certain retained and founding/working partners, and/or by such retained and founding/working partners, as distributees of shares of Class A common stock from Cantor, (ii) charitable organizations that receive donations of shares from Cantor, and (iii) the Relief Fund with respect to the shares donated by the Company to it in connection with the Company’s Charity Day.

10. Investments

The Company’s investments consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Equity method investments	$22,982	$25,107

The Company’s share of losses related to its investments was $1.4 million and $1.7 million for the three months ended June 30, 2011 and 2010, respectively. The Company’s share of losses related to its investments was $3.1 million and $3.4 million for the six months ended June 30, 2011 and 2010, respectively. The Company’s share of the losses is recorded under the caption “Losses on equity investments” in the accompanying unaudited condensed consolidated statements of operations.

11. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Computer and communications equipment	$190,933	$183,075
Software, including software development costs	128,295	118,448
Leasehold improvements and other fixed assets	106,367	102,344

	425,595	403,867
Less: accumulated depreciation and amortization	293,259	270,439

Fixed assets, net	$132,336	$133,428

Depreciation expense was $8.3 million and $8.9 million for each of the three months ended June 30, 2011 and 2010, respectively. Depreciation expense was $16.7 million and $17.2 million for the six months ended June 30, 2011 and 2010, respectively. Depreciation is included as part of “Occupancy and equipment” in the accompanying unaudited condensed consolidated statements of operations.

In accordance with FASB guidance, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended June 30, 2011 and 2010, software development costs totaling $3.6 million and $4.1 million, respectively, were capitalized. For the six months ended June 30, 2011 and 2010, software development costs totaling $6.9 million and $8.3 million, respectively, were capitalized. Amortization of software development costs totaled $2.7 million and $3.1 million for the three months ended June 30, 2011 and 2010, respectively and $5.6 million and $6.3 million for the six months ended June 30, 2011 and 2010, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

Impairment charges of $0.3 million and $0.0 were recorded for the three months ended June 30, 2011 and 2010, respectively, and $0.3 million and $0.0 for the six months ended June 30, 2011 and 2010, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are recorded under the caption “Occupancy and equipment” in the accompanying unaudited condensed consolidated statements of operations.

12. Goodwill and Other Intangible Assets, Net

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 were as follows (in thousands):

Goodwill
Balance at December 31, 2010	$82,853
Cumulative translation adjustment	711

Balance at June 30, 2011	$83,564

Other intangible assets consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Definite life intangible assets:
Patents	$37,699	$37,278
Customer base/relationships	15,786	15,603
Internally developed software	5,722	5,722
All other	5,398	5,337

Total gross definite life intangible assets	64,605	63,940
Less: accumulated depreciation	(53,649)	(51,837)

Net definite life intangible assets	10,956	12,103

Indefinite life intangible assets:
Horizon license	1,500	1,500

Total net intangible assets	$12,456	$13,603

Intangible amortization expense was $0.9 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively, and $1.8 million and $2.0 million for the six months ended June 30, 2011 and 2010, respectively. Intangible amortization is included as part of “Other expenses” in the accompanying unaudited condensed consolidated statements of operations.

13. Notes Payable and Collateralized Borrowings

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its senior notes (the “Senior Notes”) to a number of investors. The Senior Notes incurred interest semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision as discussed in Note 9 — “Related Party Transactions”). The Senior Notes matured on April 1, 2010. Therefore, the Company did not record any interest expense related to the Senior Notes for the three months ended June 30, 2010 or 2011. During the six months ended June 30, 2010, the Company recorded interest expense related to the Senior Notes of $1.9 million prior to their maturity on April 1, 2010.

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% convertible notes to Cantor in a private placement transaction. The Company used the proceeds to repay at maturity the Senior Notes.

The 8.75% convertible notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% convertible notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are currently convertible into approximately 22.1 million shares of Class A common stock. The 8.75% convertible notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

The Company recorded interest expense related to the 8.75% convertible notes of $3.3 million and $3.3 million for the three months ended June 30, 2011 and 2010, respectively, and $6.6 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively. The conversion rate of the BGC Holdings Notes into BGC Holdings exchangeable limited partnership interests and the conversion rate of the 8.75% convertible notes into shares of Class A common stock are subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement are repayable in 36 consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the secured loan arrangement was $8.5 million as of June 30, 2011 and $11.6 million as of December 31, 2010. The value of the fixed assets pledged was $7.2 million as of June 30, 2011 and $9.6 million as of December 31, 2010. The secured loan arrangement is guaranteed by the Company. The Company recorded interest expense related to the secured loan arrangement of $0.2 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively.

On various dates during 2010 and continuing through June 30, 2011, the Company sold certain furniture, equipment and software for $34.2 million, net of costs, and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $28.0 million as of June 30, 2011. The Company recorded interest expense of $0.4 million and $0.0 for the three months ended June 30, 2011 and 2010, respectively, and $0.7 million and $0.0 for the six months ended June 30, 2011 and 2010, respectively. Because assets revert back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the unaudited condensed consolidated balance sheets as a financing obligation, and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

On June 23, 2011, the Company entered into a $130.0 million credit agreement (the “Credit Agreement”) which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013. Borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the prime rate as established by the Administrative Agent from time to time, (ii) the average federal funds rate plus 0.5%, and (iii) the reserve adjusted one-month LIBOR reset daily plus 1.0%, or (b) the reserve adjusted LIBOR for interest periods of one, two, three or six months, as selected by the Company, in each case plus an applicable margin. The applicable margin will initially be 2.0% with respect to base rate borrowings in (a) above and 3.0% with respect to borrowings selected as LIBOR borrowings in (b) above, but may increase to a maximum of 3.0% and 4.0%, respectively, depending upon the Company’s credit rating. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain financial covenants, including minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. The Credit Agreement also contains certain other affirmative and negative covenants. As of June 30, 2011, there were no borrowings outstanding under the Credit Agreement.

14. Compensation

Restructuring of Compensation Arrangements, Redemptions, and Related Charges

In March 2010, the Company began a global partnership redemption and compensation restructuring program to enhance the Company’s employment arrangements by leveraging the Company’s unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in limited partnership units and to other contractual modifications sought by the Company. Also as part of this program, the Company redeemed limited partnership units and founding/working partner units for cash and/or other units and granted exchangeability to certain units. At the same time, the Company sold shares of Class A common stock under its controlled equity offering (see Note 3 — “Earnings Per Share”).

In connection with the global partnership redemption and compensation restructuring program, the Company granted exchangeability on limited partnership units of 2,540,644 units and 4,010,260 units for the three months ended June 30, 2011 and June 30, 2010, respectively, for which the Company incurred compensation expense of approximately $23.0 million and $23.7 million, respectively. These expenses are included in “Compensation and employee benefits” in the accompanying unaudited condensed consolidated statements of operations.

During the six months ended June 30, 2010, the Company completed the global compensation restructuring related to the modification of pre-merger contractual arrangements which accelerated the amortization of the associated deferred compensation expense. As a result, the Company incurred a one-time compensation charge of $41.3 million. Additionally, during the six months ended June 30, 2011 and 2010, the Company granted exchangeability on 3,674,069 and 6,350,743 limited partnership units for which the Company incurred compensation expense of $34.0 million and $39.4 million, respectively. These expenses are also included in “Compensation and employee benefits” in the unaudited condensed consolidated statements of operations.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2010	4,271,429	$4.13	0.87
Granted	973,699	8.48
Less: Delivered units	1,501,961	3.53
Less: Forfeited units	473,178	3.00

Balance at June 30, 2011	3,269,989	$5.87	1.12

The fair value of RSUs awarded to employees and directors is determined on the date of grant based on the market value of Class A common stock and is recognized, net of the effect of estimated forfeitures, ratably over the vesting period. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of Class A common stock upon completion of the vesting period.

During the six months ended June 30, 2011 and 2010, the Company granted 1.0 million and 1.6 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $8.3 million and $7.9 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two-, three- or four-year period.

As of June 30, 2011 and 2010, the aggregate estimated grant date fair value of outstanding RSUs was approximately $19.2 million and $16.6 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $2.5 million and $2.3 million for the three months ended June 30, 2011 and 2010, respectively, and $4.6 million and $3.7 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $14.6 million of total unrecognized compensation expense related to unvested RSUs.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2010	10,379,540	$12.34	3.25	$6,626,196
Less: Exercised options	1,811,606	5.10
Less: Forfeited options	55,799	20.83

Balance at June 30, 2011	8,512,135	$13.82	2.31	$649,689

Options exercisable at June 30, 2011	8,512,135	$13.82	2.31	$649,689

The Company did not grant any stock options during the six months ended June 30, 2011 and 2010. The Company did not record any compensation expense related to stock options for the six months ended June 30, 2011 and 2010. As of June 30, 2011, there was no unrecognized compensation cost related to unvested stock options.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

	Number of Units	Notional Value
Balance at December 31, 2010	40,851,365	$42,873,120
Granted	13,414,385	6,146,011
Less: Redeemed units	2,027,126	4,577,815
Less: Forfeited units	4,322,356	3,630,000

Balance at June 30, 2011	47,916,268	$40,811,316

The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of approximately $1.6 million and $2.6 million for the three months ended June 30, 2011 and 2010, respectively. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed, of $3.3 million and $5.6 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the aggregate fair value of limited partnership units held by executives and non-executive employees was approximately $11.7 million and $8.7 million, respectively.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2010	653	$10.36
Less: Expired warrants	313	8.87

Balance at June 30, 2011	340	$11.74	0.63

The Company did not recognize any expense related to the business partner warrants for the three and six months ended June 30, 2011 and 2010, respectively.

15. Commitments, Contingencies and Guarantees

Commitments

In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. The liability for future lease payments, net of anticipated sublease rental income, was approximately $4.2 million and $0.6 million, as of June 30, 2011 and December 31, 2010, respectively, and is included as part of “Accounts payable, accrued and other liabilities” in the accompanying unaudited condensed consolidated statements of financial condition. The lease liability takes into consideration various assumptions, including prevailing rental rates. The Company adjusted its lease liability in the three months ended June 30, 2011 based on a review of prevailing rental rates in the second quarter. The adjustment of the Company’s lease liability resulted in a charge of $3.6 million in the three months ended June 30, 2011, which is included as part of “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

Contingencies

In the ordinary course of business, various legal actions are brought and are pending against the Company and its affiliates in the U.S. and internationally. In some of these actions, substantial amounts are claimed. The Company is also involved, from time to time, in reviews, examinations, inspections, investigations and enforcement actions by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business. These matters may result in judgments, settlements, costs, fines, penalties, sanctions or other relief. The following generally does not include matters that the Company has pending against other parties which, if successful, would result in awards in favor of the Company or its subsidiaries.

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

On June 9, 2010, TT filed in the District Court a “Motion to Enforce the Money Judgment.” We have opposed this motion on the ground that no money judgment was entered prior to the taking of the appeal by TT. A Magistrate Judge concluded there was no money judgment, but on its own initiative recommended the District Court amend the Final Judgment to include damages in the principal amount of $2,539,468. On March 29, 2011, the District Court affirmed. The parties subsequently stipulated to a further amendment to the judgment to apportion this amount in accordance with the remitted jury verdict between eSpeed. We reserved our rights with respect to this amended judgment and on May 27, 2011 filed an appeal of the amended judgment, which remains pending. We may be required to pay TT damages and/or certain costs. We have accrued the amount of the District Court jury’s verdict as remitted plus interest and a portion of the preliminarily assessed costs that we believe would cover the amount if any were actually awarded.

On February 3, 2010, TT filed another civil action against the Company in the Northern District of Illinois, alleging direct and indirect infringement of three additional patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411 by the eSpeedometer product. On June 24, 2010, TT filed a Second Amended Complaint to add certain of our affiliates. On May 25, 2011, TT filed a Third Amended Complaint substituting certain of our affiliates for the previously-named defendants. On June 15, 2011, TT filed a Fourth Amended Complaint adding claims of direct and indirect infringement of six additional U.S. Patents Nos. 7,685,055, 7,693,768, 7,725,382, 7,813,996, 7,904,374, and 7,930,240. We have moved to dismiss the claims of indirect infringement.

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

The parties stipulated to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265) — two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA did consolidate them. BGC Financial and the employees filed their Statement of Answer and BGC’s Statement of Counterclaim. Tullett Liberty responded to BGC’s Counterclaim. Tullett filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area. Tullett has agreed to add these claims to the FINRA Arbitration. Tullett and the Company have also agreed to join Tullett’s claims against BGC Capital Markets, L.P. to the FINRA Arbitration.

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

In response to a BGC motion, Tullett filed its First Amended Complaint (the “Amended New Jersey Complaint”), which largely repeated the allegations of injury and the claims asserted in the initial complaint. The Amended New Jersey Complaint incorporates the damages sought in the FINRA Arbitration, repeats many of the allegations raised in the FINRA Arbitration and also references hiring of employees of Tullett affiliates by BGC Partners or BGC Partners’ affiliates overseas, for which Tullett and/or the Tullett Subsidiaries have filed suit outside of the United States, including one in the High Court in London and another commenced by a Tullett affiliate against seven of our brokers in Hong Kong, on which we may have certain indemnity obligations. In the London action, the High Court found liability for certain of BGC Partners’ actions, affirmed on appeal, and the case was settled during the damages hearing thereafter. BGC Partners moved to dismiss the Amended New Jersey Complaint, or in the alternative, to stay the action pending the resolution of the FINRA Arbitration. In that motion, BGC Partners argued that Tullett lacked standing to pursue its claims, that the court lacked subject matter jurisdiction and that each of the causes of action in the Amended New Jersey Complaint failed to state a legally sufficient claim. On June 18, 2010, the District Court ordered that the First Amended Complaint be dismissed with prejudice. Tullett appealed. On May 13, 2011, the United States Court of Appeals for the Third Judicial Circuit affirmed the decision of the District Court dismissing the case with prejudice. Subsequently, Tullett has filed a complaint against BGC Partners in New Jersey state court alleging substantially the same claims. The New Jersey state action also raises claims related to employees who decided to terminate their employment with Tullett and join BGC Partners subsequent to the federal complaint.

Subsidiaries of Tullett filed additional claims with FINRA on April 4, 2011, seeking unspecified damages and injunctive relief against BGC Financial, L.P. (“BGC Financial”), an affiliate of BGC Partners, and nine additional former employees of the Tullett subsidiaries alleging similar claims related to BGC Financial’s hiring of those nine employees in 2011. These claims have not been consolidated with the other FINRA proceedings. BGC Financial and those employees filed their Statement of Answer and the employee’s Statement of Counterclaims, and the Tullett subsidiaries responded to the employees’ counterclaims.

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

In November, 2010, the Company’s affiliates filed three proceedings against Tullett Prebon Information (C.I.) Ltd and certain of its affiliates. In these proceedings, our affiliates seek to recover hundreds of millions of dollars relating to Tullett’s theft of BGCantor Market Data’s proprietary data. BGCantor Market Data (and two predecessors in interest) seek contractual damages and two of our brokerage affiliates seek disgorgement of profits due to unfair competition.

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

Legal reserves are established in accordance with FASB guidance on Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. The outcome of such items cannot be determined with certainty; therefore, the Company cannot predict what the eventual loss related to such matters will be. Management believes that, based on currently available information, the final outcome of these current pending matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2011, the Company was contingently liable for $1.9 million under these letters of credit.

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

Guarantees

The Company provides guarantees to securities clearing houses and exchanges which meet the definition of a guarantee under FASB interpretations. Under these standard securities clearing house and exchange membership agreements, members are required to guarantee, collectively, the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the clearing house or exchange, all other members would be required to meet the shortfall. In the opinion of management, the Company’s liability under these agreements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential of being required to make payments under these arrangements is remote. Accordingly, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these agreements.

16. Income Taxes

The accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners, (see Note 2 — “Limited Partnership Interests in BGC Holdings” for discussion of partnership interests) rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. No deferred U.S. federal income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Effective January 1, 2007, the Company, adopted FASB guidance on Accounting for Uncertainty in Income Taxes. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2011, the Company had $2.6 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. During the three and six months ended June 30, 2011, the Company did not have any material changes with respect to interest and penalties.

17. Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2011, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the U.K. Financial Services Authority (the “FSA”) and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of June 30, 2011, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2011, $330.4 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $221.6 million.

18. Segment and Geographic Information

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

Geographic Information

The Company offers products and services in the UK, U.S., France, Asia (including Australia), Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three and six months ended June 30, 2011 and 2010, respectively, and information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, fixed assets, net, certain other investments, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in the geographic areas as of June 30, 2011 and December 31, 2010, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
United Kingdom	$157,468	$136,090	$319,357	$290,156
United States	90,920	96,917	188,137	193,794
France	34,621	35,555	63,275	67,643
Asia	60,746	52,030	118,507	100,913
Other Americas	11,977	8,254	22,964	16,288
Other Europe/MEA	8,826	6,858	17,341	14,061

Total revenues	$364,558	$335,704	$729,581	$682,855

	June 30, 2011	December 31, 2010
Long-lived assets:
United Kingdom	$158,579	$151,132
United States	183,739	169,399
France	12,955	11,706
Asia	47,933	44,229
Other Europe/MEA	3,933	3,509
Other Americas	22,295	21,128

Total long-lived assets	$429,434	$401,103

19. Subsequent Events

Second Quarter Dividend

On July 24, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share payable on August 25, 2011 to Class A and Class B common stockholders of record as of August 11, 2011.

Convertible Senior Notes

On July 29, 2011, the Company issued an aggregate of $160 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% convertible notes”). In connection with the issuance of the 4.50% convertible notes, the Company entered into an Indenture, dated as of July 29, 2011, with U.S. Bank National Association, as trustee. The 4.50% convertible notes were offered and sold solely to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

The 4.50% convertible notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% convertible notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% convertible notes are convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. This conversion rate is equal to a conversion price of $9.84 per share, a 20% percent premium over the $8.20 closing price of BGC’s Class A common stock on the NASDAQ on July 25, 2011. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election.

In connection with the offering of the 4.50% convertible notes, the Company entered into capped call transactions with affiliates of Bank of America Merrill Lynch and Deutsche Bank Securities. The capped call transactions are expected generally to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% convertible notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions (which corresponds to the initial conversion price of the 4.50% convertible notes and is subject to certain adjustments similar to those contained in the 4.50% convertible notes). The capped call transactions have a cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011).

The net proceeds from this offering were approximately $144 million after deducting the initial purchasers’ discounts and commissions, estimated offering expenses and the cost of the capped call transactions. The Company expects to use the net proceeds from the offering for general corporate purposes, which may include financing acquisitions.

Shares Issued under CEO

During the period since July 1, 2011 to the date of this filing, the Company issued, pursuant to its current controlled equity offering, 1,280,000 shares of Class A common stock related to exchanges and redemptions of limited partnership interests as well as for general corporate purposes.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2011 and 2010 and as of June 30, 2011. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview and Business Environment

BGC Partners is a leading global brokerage company primarily servicing the wholesale financial markets. The Company specializes in the brokering of a broad range of financial products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, where available, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its eSpeed and BGC Trader™ brands, BGC Partners uses its technology to operate multiple buyer, multiple seller real-time electronic marketplaces for many of the world’s most liquid capital markets. BGC Partners’ neutral platform, reliable network, straight-through processing and superior products make it the trusted source for electronic trading for the world’s largest financial firms. Through its BGC Market Data brand, the Company also offers globally distributed and innovative market data and analysis products for numerous financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. Named after fixed income trading innovator B. Gerald Cantor, BGC Partners has offices in 25 cities, located in New York and London, as well as in Aspen, Beijing, Chicago, Copenhagen, Dubai, Garden City (New York), Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo, Toronto, West Palm Beach and Zurich.

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

From the second half of 2008, and through the first three quarters of 2009, the onset of the credit crisis and ensuing global economic slowdown resulted in an industry-wide slowdown in growth or outright decline in the volumes for many of the OTC and listed products we broker. Beginning in December 2009, and continuing through the second quarter of 2011, industry-wide monthly volumes for many of the products we broker once again increased year-over-year. These industry volumes are generally good proxies for the volumes in our Rates, Foreign Exchange, and Equities and Other Asset Classes brokerage businesses.

BGC Growth Drivers

As a wholesale intermediary, our business is driven by several key drivers in addition to those listed above. These include: overall industry volumes in the markets in which we broker, the size and productivity of our front-office headcount (sales people and brokers alike), regulatory issues, and the percentage of our revenues related to fully electronic brokerage.

Many of these main drivers had a positive impact on our results in the second quarter of 2011 compared to the year earlier period.

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

Rates Volumes and Volatility

BGC’s Rates business is particularly influenced by the level of sovereign debt issuance globally, and during 2010, this issuance continued to grow substantially. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), gross U.S. Treasury issuance, excluding bills, during 2010 increased by approximately 5% compared to 2009, and was over 2.2 times the level for 2008. Largely as a result of this increase, the U.S. Federal Reserve reported that U.S. Treasury average daily volumes traded by primary dealers increased by 24.0% year-over-year in the first half of 2011. Because we have a broader customer base than just primary dealers, and because of increased fully electronic trading by our clients across several desks, BGC’s fully electronic Rates volumes increased by 29.3% year-over-year in the first half of 2011.

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

Credit Volumes

The cash portion of BGC’s Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. BGC’s Credit revenues increased by 1.3% in the second quarter of 2011 compared to a year earlier, despite an industry-wide softening in corporate bond and credit derivative activity. For example, in the second quarter of 2011 TRACE eligible corporate securities volumes were down 3.4% year-over-year. Although overall credit default swap (“CDS”) market activity remains below its 2008 peak, the notional value of CDS on government bonds increased due to concern by market participants over the large deficits facing various governments. The uncertainty caused by these sovereign fiscal issues positively impacted volumes, and thus our revenues in our sovereign CDS, Rates and Foreign Exchange (“FX”) businesses.

Foreign Exchange Volumes

The overall FX market continued to grow year-over-year in the second quarter of 2011, as credit is returning for many local banks that trade foreign exchange, particularly in emerging markets. CLS Group (“CLS”), which settles the majority of bank-to-bank spot and forward FX transactions, reports that its average daily value traded grew by 16.7% year-over-year in the second quarter of 2011. With respect to BGC’s overall FX business, our revenues grew even faster than the corresponding industry figures in the second quarter of 2011: our fully electronic spot foreign exchange revenues were up 33.7% and our overall foreign exchange revenues were up 18.9%, both when compared to the second quarter of 2010.

Equity-Related Volumes and Volatility

BGC’s revenues from Equities and Other Asset Classes were impacted in the second quarter of 2011 in part by trends in cash equity, equity derivatives and energy related volumes. For example, during the second quarter of 2011, overall European and U.S. cash equities volumes were generally down by double digit percentages year-over-year, while equity derivatives volumes (including indices) as reported by the Options Clearing Corporation, Eurex, and Euronext were flat-to-down. OCC equity options volumes were roughly flat, Eurex equity derivatives were down by approximately 12%, while Euronext equity derivatives were down approximately 22%. Energy and commodity volumes as reported by ICE and CME were up year-over-year during this timeframe. Overall, industry volumes had a dampening effect on BGC’s Equities and Other Asset Classes business during the quarter. Despite the industry-wide weakness, BGC’s Equities and Other Asset Classes business grew by 22.7% year-over-year in the second quarter, as we benefitted from the addition of assets from Mint and from the ramp-up of other equities desk personnel hired at the end of 2009 and in 2010.

Hybrid and Fully Electronic Trading

Historically, e-broking growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall company revenues remain consistent. This is largely because fewer front-office employees are needed to process the same amount of volume as trading becomes more automated. Over time, electronification of exchange-traded and OTC markets has also generally led to volumes increasing faster than commissions decline, and thus often an overall increase in the rate of growth in revenues. BGC has been a pioneer in creating and encouraging hybrid and fully electronic trading, and continually works with its customers to expand such trading across more asset classes and geographies.

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

The combination of more market acceptance of hybrid and fully electronic trading and BGC Partners’ competitive advantage in terms of technology and experience has contributed to our strong gains in e-broking. During the second quarter of 2011, we continued to invest in hybrid and fully electronic technology broadly across our product categories.

This is largely why BGC’s second quarter of 2011 fully electronic volumes were up 17% and quarterly fully electronic brokerage revenues increased by 32.1% year-over-year. E-broking represented 10.5% of brokerage revenues in the second quarter of 2011, compared with 8.6% in the year earlier period.

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

regulations as rules are still being created, and much too early to comment on laws not yet passed in Europe. However, we generally believe the net impact of the rules and regulations will be positive for our business.

From time to time, we and our “associated persons” have been and are subject to periodic examinations, inspections and investigations that have and may result in significant costs and possible disciplinary actions by the SEC, the CFTC, the FSA, self-regulatory organizations and state securities administrators. Currently, we and certain other inter-dealer brokers are being investigated by the SEC with respect to trading practices and the Company and/or its executives are being questioned by the FSA with respect to certain matters relating to prior litigation.

The FSA’s biennial Advanced, Risk-Responsive Operating Frame Work risk assessment of our UK group’s regulated businesses identified certain weaknesses in our UK group’s risk, compliance and control functionality, including governance procedures. Consequently, the FSA has made a number of requests and imposed certain requirements, restrictions and limitations, and may impose additional requirements, restrictions and limitations, to enhance our regulatory compliance and controls.

Specifically, as discussed in recent meetings with our senior management, the FSA has made the following requests and imposed the following requirements, restrictions and limitations. The FSA has raised certain concerns with respect to our risk management policies and procedures relating to our anti-money laundering, anti-bribery, and corruption and fraud prevention systems and controls. The FSA has requested that we provide them with a method of supervising, on a pro forma consolidated basis, for regulatory capital purposes, certain of the businesses in our UK group with those of Cantor and its UK entities (the “Cantor UK group”), and may request or require other changes to the structure of our UK group and the Cantor UK group. In response to the FSA’s request, we have agreed to a six-month voluntary limitation on closing acquisitions of new businesses regulated by the FSA or entering into new regulated business lines, which may have a temporary impact on our ability to add businesses to our UK group, and the FSA may request additional restrictions and limitations. The FSA has also notified us that it plans to increase the liquidity and capital requirements of our UK group’s and the Cantor UK group’s existing and potential future FSA-regulated businesses to levels consistent with the industry, and has requested that we review and enhance our policies and procedures relating to assessing risks and our liquidity and capital requirements. The FSA has further requested detailed contingency planning steps to determine the stand-alone viability of each of the businesses in our UK group and the Cantor UK group as well as a theoretical orderly wind-down scenario for these businesses. The FSA has advised us that it expects our UK group to implement a large-scale program of remediation to address the foregoing, with such remediation efforts to be complete by Fall 2011. The FSA has indicated that it will provide a meeting schedule during the remediation to allow for close and continuous supervision of developments and progress against our proposed timelines. In accordance with its normal process, the FSA has provided us with a draft written mitigation program regarding the foregoing.

To address these matters, we have retained an international accounting firm and UK counsel to assist us with our UK remediation efforts. We currently expect that our remediation efforts will take until at least September 30, 2011. While we do not anticipate that the costs, and any requirements, restrictions or limitations in the UK imposed by the FSA in connection with its ongoing review, would have a material adverse effect on our businesses, financial condition, results of operations or prospects, there can be no assurance that such costs, requirements, restrictions or limitations would not have such effect.

Liquidity and Capital Resources

During the three months ended June 30, 2011, the Company entered into a $130.0 million Credit Agreement which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013 (for a detailed description of this facility, see Note 13 — “Notes Payable and Collateralized Borrowings”). The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of July 31, 2011, the Company has $10.0 million in borrowings outstanding under the Credit Agreement.

In addition, on July 29, 2011, the Company issued an aggregate of $160 million principal amount of the 4.50% convertible notes. For a complete description of these notes, see Note 19 — “Subsequent Events.”

In connection with the offering of the 4.50% convertible notes, the Company entered into capped call transactions which are expected generally to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% convertible notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions (which corresponds to the initial conversion price of the 4.50% convertible notes and is subject to certain adjustments similar to those contained in the 4.50% convertible notes).

The net proceeds from this offering were approximately $144 million after deducting the initial purchasers’ discounts and commissions, estimated offering expenses and the cost of the capped call transactions. The Company expects to use the net proceeds from the offering for general corporate purposes, which may include financing acquisitions.

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

As of June 30, 2011, our front-office headcount was up by 10.4% year-over-year to 1,780 brokers and salespeople. For the three months ended June 30, 2011, average revenue generated per broker or salesperson was approximately $200,000, down approximately 2.0% from the three months ended June 30, 2010 when it was approximately $204,000.

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

On August 2, 2011, the Company’s Audit Committee authorized BGC to acquire from Cantor its North American environmental brokerage business CantorCO2e, L.P. (“CO2e”). CO2e is a provider of financial services to the environmental and renewable energy markets, primarily in the United States, offering brokerage, escrow and clearing, consulting, and technical services to clients engaged in using energy and managing emissions. CO2e primarily serves environmental credit buyers and sellers in the U.S. state and regional compliance markets (including NOx, SO2, RECs, RTCs and ERCs) and the voluntary carbon market. The business consists of 11 staff in 4 offices. The transaction is expected to be completed in the third quarter of 2011 and the purchase price will not have a material impact on our financial results.

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

Financial Highlights

For the three months ended June 30, 2011, income from operations before income taxes increased $6.0 million to $23.5 million from $17.5 million in the year earlier period. Total revenues increased approximately $28.9 million and total expenses increased approximately $22.9 million.

Total revenues were $364.6 million and $335.7 million for the three months ended June 30, 2011 and 2010, respectively, representing an 8.6% increase. Total revenues were $729.6 million and $682.9 million for the six months ended June 30, 2011 and 2010, respectively, representing a 6.8% increase. The main factors contributing to these increases were:

•	An overall increase in volumes in many of the markets in which we provide brokerage services.

•

An increase in brokerage revenues associated with rates products which was primarily attributable to strong sovereign debt issuance and the resulting industry wide increases in the volumes of both interest rate swaps and government bonds.

•	A global rebound in foreign exchange volumes as the credit crisis abated.

•	An increase in our front-office personnel from 1,612 at June 30, 2010 to 1,780 at June 30, 2011.

•	Continued selective expansion into the global markets, including new offices in Zurich and Dubai.

•

A continued focus on, and investment in, growing areas that complement our existing brokerage services, Equities and Other Asset Classes, particularly equity derivatives and cash equities, which are the primary contributors to our Equities and Other Asset Classes product group, for which revenues increased to $61.7 million for the three months ended June 30, 2011 compared to $50.3 million for the three months ended June 30, 2010.

•

Revenues related to fully electronic trading increased 28.4% to $40.5 million for the three months ended June 30, 2011 as compared to $31.6 million for the three months ended June 30, 2010. This increase is primarily driven by significant increases in fully electronic revenues from rates and credit brokerage. Revenues related to fully electronic trading include brokerage revenues as well as certain revenues recorded in fees from related parties.

Compensation and employee benefits expense increased by $11.2 million or 5.4% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

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

Results of Operations

The following table sets forth BGC’s unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$239,132	65.6%	$213,863	63.7%	$483,846	66.3%	$435,896	63.8%
Principal transactions	102,007	28.0	99,606	29.7	200,116	27.4	202,734	29.7

Total brokerage revenues	341,139	93.6	313,469	93.4	683,962	93.7	638,630	93.5
Fees from related parties	16,206	4.4	16,436	4.9	31,641	4.3	32,362	4.7
Market data	4,598	1.3	4,444	1.3	9,174	1.3	8,831	1.3
Software solutions	2,257	0.6	1,760	0.5	4,390	0.6	3,512	0.5
Interest income	954	0.3	781	0.2	2,360	0.3	1,453	0.2
Other revenues	803	0.2	506	0.2	1,114	0.2	1,508	0.3
Losses on equity investments	(1,399)	(0.4)	(1,692)	(0.5)	(3,060)	(0.4)	(3,441)	(0.5)

Total revenues	364,558	100.0	335,704	100.0	729,581	100.0	682,855	100.0
Expenses:
Compensation and employee benefits	218,729	60.0	207,558	61.8	427,698	58.6	479,246	70.1
Allocation of net income to limited partnership units and founding/working partner units	9,237	2.5	5,163	1.5	18,437	2.5	5,163	0.8

Total compensation and employee benefits	227,966	62.5	212,721	63.3	446,135	61.1	484,409	70.9
Occupancy and equipment	35,740	9.8	28,249	8.4	65,026	8.9	56,377	8.3
Fees to related parties	3,018	0.8	3,338	1.0	5,619	0.8	7,372	1.1
Professional and consulting fees	15,211	4.2	10,016	3.0	28,552	3.9	20,085	2.9
Communications	21,801	6.0	18,468	5.5	43,131	5.9	37,536	5.5
Selling and promotion	19,443	5.4	16,227	4.8	39,629	5.4	32,144	4.7
Commissions and floor brokerage	6,932	1.9	4,916	1.5	13,027	1.8	9,803	1.4
Interest expense	4,768	1.3	3,596	1.1	9,163	1.3	6,507	1.0
Other expenses	6,199	1.7	20,652	6.2	31,280	4.3	25,041	3.7

Total expenses	341,078	93.6	318,183	94.8	681,562	93.4	679,274	99.5

Income from continuing operations before income taxes	23,480	6.4	17,521	5.2	48,019	6.6	3,581	0.5
Provision for income taxes	6,031	1.7	4,710	1.4	13,432	1.8	1,723	0.2

Consolidated net income	17,449	4.8	12,811	3.8	34,587	4.7	1,858	0.3
Less: Net income (loss) attributable to non-controlling interest in subsidiaries	7,785	2.1	5,413	1.6	16,257	2.2	(1,329)	(0.2)

Net income available to common stockholders	$9,664	2.7%	$7,398	2.2%	$18,330	2.5%	$3,187	0.5%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

Brokerage Revenues

Total brokerage revenues increased by $27.7 million, or 8.8%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Commission revenues increased by $25.3 million, or 11.8%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Principal transactions revenues increased by $2.4 million, or 2.4%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

The increase in brokerage revenues was primarily driven by increases in the revenues for equities and other asset classes, foreign exchange, and rates.

The increase in rates revenues of $6.4 million was primarily driven by increased fully electronic rates brokerage, which in turn was driven mainly by the continued successful roll-out of e-brokered interest rate derivative products.

The increase in credit brokerage revenues of $1.0 million was primarily due to a double-digit percentage increase in BGC’s e-brokered credit products.

Foreign exchange revenues increased by $8.9 million primarily due to continued strong growth in global volumes as well as a 33.7 percent year-over-year increase in BGC’s spot foreign exchange revenues.

Revenues from equities and other asset classes increased by $11.4 million driven primarily by Mint Partners and growth from BGC’s other cash and derivatives equities desks, as brokers hired at the end of 2009 and over the course of 2010 increased their production.

Fees from Related Parties

Fees from related parties decreased by $0.2 million, or 1.4%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decrease was primarily due to decreased revenues related to back office services provided to Cantor.

Market Data

Market data revenues increased by $0.2 million, or 3.5%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Software Solutions

Software solutions revenues increased by $0.5 million, or 28.2%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to an increased number of clients in the second quarter of 2011.

Interest Income

Interest income increased by $0.2 million, or 22.2%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was primarily related to an increase in employee loan balances.

Other Revenues

Other revenues increased by $0.3 million, or 58.7%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was primarily related to fees earned during the second quarter of 2011.

Losses on Equity Investments

Losses on equity investments decreased by $0.3 million, or 17.3%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Losses on equity investments represent our pro rata share of the net losses on investments for which we have a significant ownership but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $11.2 million, or 5.4%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase is primarily related to the increased headcount year-over-year as well as the growth in brokerage revenues.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units increased by $4.1 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Allocation of income to limited partnership units and founding/working partner units represent the pro rata interest in net income attributable to such partners’ units based on weighted-average economic ownership. The allocation of income to limited partnership units and founding/working partner units for the three months ended June 30, 2011, was $9.2 million, compared to $5.2 million in the three months ended June 30, 2010. The increase was primarily due to an increase in the amount of income allocated to ownership classes in the second quarter of 2011.

Occupancy and Equipment

Occupancy and equipment expense increased by $7.5 million, or 26.5%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was primarily due to the acquisition of Mint Partners, an increase in rent and associated costs related to new facilities, and a charge related to the adjustment of our sublease provision.

Fees to Related Parties

Fees to related parties decreased by $0.3 million, or 9.6%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $5.2 million, or 51.9%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was primarily due to increased costs associated with ongoing legal and regulatory matters, as well as fees associated with potential acquisitions.

Communications

Communications expense increased by $3.3 million, or 18.0%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $3.2 million, or 19.8%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was associated with our increase in brokerage revenues in the three months ended June 30, 2011, which has an impact on the amount spent on client entertainment and travel.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $2.0 million, or 41.0%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to increased volumes in our equities business during the three months ended June 30, 2011.

Interest Expense

Interest expense increased by $1.2 million, or 32.6%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was primarily related to increased costs associated with our notes payable and collateralized borrowings.

Other Expenses

Other expenses decreased by $14.5 million, or 70.0%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decrease was primarily due to additional costs associated with the hiring of new brokers during the three months ended June 30, 2010.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $2.4 million, or 43.8%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was primarily due to the increase in the allocation of net income to Cantor units in the three months ended June 30, 2011.

Provision for Income Taxes

Provision for income taxes increased by $1.3 million, or 28.0%, for the three months ended June 30, 2011 as compared the three months ended June 30, 2010. This increase was primarily driven by an increase in taxable income in the three months ended June 30, 2011 as compared to the year earlier period. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

Brokerage Revenues

Total brokerage revenues increased by $45.3 million, or 7.1%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Commission revenues increased by $48.0 million, or 11.0%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Principal transactions revenues decreased by $2.6 million, or 1.3%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

The increase in brokerage revenues was primarily driven by increases in the revenues for rates, foreign exchange and equities and other asset classes partially offset by lower revenues in credit products.

The increase in rates revenues of $13.8 million was primarily driven by increased fully electronic rates brokerage.

The decrease in credit brokerage revenues of $1.5 million was primarily due to an industry-wide weakness in credit trading. This was partially offset by the Company’s double-digit percentage increase in BGC’s overall Credit e-broking revenues.

Foreign exchange revenues increased by $18.4 million primarily due to continued strong growth in global volumes.

Revenues from equities and other asset classes increased by $14.5 million driven primarily by Mint Partners and growth from BGC’s energy and commodities desks.

Fees from Related Parties

Fees from related parties decreased by $0.7 million, or 2.2%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decrease was primarily due to decreased revenues related to back office services provided to Cantor.

Market Data

Market data revenues increased by $0.3 million, or 3.9%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Software Solutions

Software solutions revenues increased by $0.9 million, or 25.0%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to increased clients in the second quarter of 2011.

Interest Income

Interest income increased by $0.9 million, or 62.4%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was primarily related to an increase in employee loan balances.

Other Revenues

Other revenues decreased by $0.4 million, or 26.1%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decrease was primarily due to a dividend received on our investment in the London Clearing House (LCH) in the six months ended June 30, 2010.

Losses on Equity Investments

Losses on equity investments decreased by $0.4 million, or 11.1%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Losses on equity investments represent our pro rata share of the net losses on investments for which we have a significant ownership but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $51.5 million, or 10.8%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This decrease is primarily related to $80.7 million of charges that were recorded in the six months ended June 30, 2010, consisting of a $41.3 million one-time, non-recurring charge associated with the completion of a global compensation restructuring related to the modification of pre-merger employee contractual arrangements and a $39.4 million charge in the six months ended June 30, 2010 related to the redemption of founding/working partner units and limited partnership units versus a $34.0 million charge in the six months ended June 30, 2011. Also contributing to this decrease was the ongoing benefit of our global partnership redemption and compensation restructuring program. This was partially offset by our year-on-year growth in brokerage revenue and a corresponding increase in compensation for the period.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units increased by $13.3 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Allocation of income to limited partnership units and founding/working partner units represent the pro rata interest in net income attributable to such partners’ units based on weighted-average economic ownership. The allocation of income to limited partnership units and founding/working partner units for the six months ended June 30, 2011, was $18.4 million, compared to $5.2 million for the six months ended June 30, 2010. The increase was primarily due to an increase in the amount of income allocated to ownership classes in the six months ended June 30, 2011. There was no allocation of income to limited partnership units and founding/working partner units in the three months ended March 31, 2010 because there was a net loss for the period.

Occupancy and Equipment

Occupancy and equipment expense increased by $8.6 million, or 15.3%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was primarily due to the acquisition of Mint Partners, an increase in rent and associated costs related to new facilities, and a charge related to the adjustment of our sublease provision.

Fees to Related Parties

Fees to related parties decreased by $1.8 million, or 23.8%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $8.5 million, or 42.2%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was primarily due to increased costs associated with ongoing legal and regulatory matters, as well as fees associated with potential acquisitions.

Communications

Communications expense increased by $5.6 million, or 14.9%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $7.5 million, or 23.3%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was associated with an increase in brokerage revenues in the six months ended June 30, 2011, which has an impact on the amount spent on client entertainment and travel.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $3.2 million, or 32.9%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to increased volumes in our equities business during the six months ended June 30, 2011.

Interest Expense

Interest expense increased by $2.7 million, or 40.8%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was primarily related to increased costs associated with our notes payable and collateralized borrowings.

Other Expenses

Other expenses increased by $6.2 million, or 24.9%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was primarily due to additional costs associated with the hiring of new brokers.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $17.6 million from a loss of $1.3 million for the six months ended June 30, 2010 to income of $16.3 million for the six months ended June 30, 2011. The increase was primarily due to the increase in the allocation of net income to Cantor units in the six months ended June 30, 2011. There was a net loss attributable to noncontrolling interest in subsidiaries for the six months ended June 30, 2010.

Provision for Income Taxes

Provision for income taxes increased to $13.4 million for the six months ended June 30, 2011 as compared to $1.7 million for the six months ended June 30, 2010. This increase was primarily driven by an increase in taxable income in the six months ended June 30, 2011 as compared to the year earlier period. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Revenues:
Commissions	$239,132	$244,714	$206,275	$208,918	$213,863	$222,033	$182,014	$175,219
Principal transactions	102,007	98,109	91,466	83,381	99,606	103,128	91,460	90,608
Fees from related parties	16,206	15,435	17,221	16,413	16,436	15,926	15,776	14,945
Market data	4,598	4,576	4,869	4,614	4,444	4,387	4,265	4,824
Software solutions	2,257	2,133	2,476	1,816	1,760	1,752	1,392	1,759
Interest income	954	1,406	656	1,199	781	672	3,049	2,189
Other revenues	803	311	682	11,770	506	1,002	1,822	1,642
Losses on equity investments	(1,399)	(1,661)	(1,890)	(1,609)	(1,692)	(1,749)	(2,945)	(1,747)

Total revenues	364,558	365,023	321,755	326,502	335,704	347,151	296,833	289,439
Expenses:
Compensation and employee benefits	218,729	208,969	179,600	179,871	207,558	271,688	187,232	181,479
Allocation of net income to limited partnership units and founding/working partner units	9,237	9,200	12,320	5,824	5,163	—	3,735	1,727

Total compensation and employee benefits	227,966	218,169	191,920	185,695	212,721	271,688	190,967	183,206
Occupancy and equipment	35,740	29,286	28,982	28,161	28,249	28,128	27,015	27,653
Fees to related parties	3,018	2,601	3,017	3,061	3,338	4,034	3,410	3,208
Professional and consulting fees	15,211	13,341	14,380	10,773	10,016	10,069	12,709	6,852
Communications	21,801	21,330	21,254	19,459	18,468	19,068	18,178	16,880
Selling and promotion	19,443	20,186	18,739	17,183	16,227	15,917	15,250	14,432
Commissions and floor brokerage	6,932	6,095	5,688	4,564	4,916	4,887	4,702	4,084
Interest expense	4,768	4,395	3,777	3,796	3,596	2,911	2,535	2,476
Other expenses	6,199	25,081	7,038	27,436	20,652	4,389	8,584	22,593

Total expenses	341,078	340,484	294,795	300,128	318,183	361,091	283,350	281,384
Income (loss) from operations before income taxes	23,480	24,539	26,960	26,374	17,521	(13,940)	13,483	8,055
Provision (benefit) for income taxes	6,031	7,401	2,942	6,878	4,710	(2,987)	6,390	3,310

Consolidated net income (loss)	17,449	17,138	24,018	19,496	12,811	(10,953)	7,093	4,745

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	7,785	8,472	12,267	13,272	5,413	(6,742)	5,391	2,570

Net income (loss) available to common stockholders	$9,664	$8,666	$11,751	$6,224	$7,398	$(4,211)	$1,702	$2,175

The tables below detail our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Brokerage revenue by product (actual results):
Rates	$145,715	$152,810	$135,919	$135,596	$139,327	$145,350	$125,946	$125,861
Credit	78,134	87,193	70,317	73,923	77,109	89,680	70,388	78,893
Foreign exchange	55,630	54,219	47,966	44,439	46,778	44,665	38,465	35,811
Equities and other asset classes	61,660	48,601	43,539	38,341	50,255	45,466	38,675	25,262

Total brokerage revenues	$341,139	$342,823	$297,741	$292,299	$313,469	$325,161	$273,474	$265,827

Brokerage revenue by product (percentage):
Rates	42.7%	44.6%	45.7%	46.4%	44.4%	44.7%	46.1%	47.3%
Credit	22.9	25.4	23.6	25.3	24.6	27.6	25.7	29.7
Foreign exchange	16.3	15.8	16.1	15.2	14.9	13.7	14.1	13.5
Equities and other asset classes	18.1	14.2	14.6	13.1	16.1	14.0	14.1	9.5

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$305,338	$308,658	$270,047	$266,905	$286,365	$299,462	$251,775	$245,179
Fully electronic	35,801	34,165	27,694	25,394	27,104	25,699	21,699	20,648

Total brokerage revenues	$341,139	$342,823	$297,741	$292,299	$313,469	$325,161	$273,474	$265,827

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	89.9%	90.0%	90.7%	91.3%	91.4%	92.1%	92.1%	92.2%
Fully electronic	10.1	10.0	9.3	8.7	8.6	7.9	7.9	7.8

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer term funding (equity and long-term debt) is held to support the less liquid assets. Total assets at June 30, 2011 were $1.8 billion, an increase of 24.4% as compared to December 31, 2010. The increase in total assets was driven primarily by an increase in receivables from broker-dealers, clearing organizations, customers and related broker-dealers and accrued commissions receivable. We maintain a significant portion of our assets in cash, with cash and cash equivalents at June 30, 2011 of $286.2 million. See “Cash Flows” below for a further discussion of cash and cash equivalents.

Funding

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings) and shorter-term liabilities (including our new credit facility) and accruals that are a natural outgrowth of specific assets and/or the business model, such as matched fails and accrued compensation. We have limited need for and use of short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances substantially exceed a modest amount of unsecured letters of credit and the amortization of our collateralized long-term debt. The principal and interest on our $36.5 million secured loan arrangements are repayable in consecutive monthly installments with the final payments due in September 2014. All of the cash on the balance sheet, some of which is held at regulated broker-dealer subsidiaries, would not be available to meet these potential liquidity needs. However, we believe cash in and available to our largest regulated entities, inclusive of financing provided by clearing banks related to fail transactions, is adequate in the context of potential contingent cash demands for margin and/or fail financing.

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

On April 1, 2010, BGC effectively refinanced $150.0 million in Senior Notes payable via issuance of the 8.75% convertible notes to Cantor. The details of this issuance are provided in the “Notes Payable and Collateralized Borrowings” section below. On May 6, 2010, we filed a $100.0 million Shelf Registration Statement on Form S-3 with the SEC. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, this registration along with our share buy-back authorization is designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units for cash and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

On June 23, 2011, the Company entered into a $130.0 million Credit Agreement which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013. Borrowings under the Credit Agreement will bear interest on a floating rate basis with various options available from which the Company can select. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain financial covenants, including minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. The Credit Agreement also contains certain other affirmative and negative covenants. The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of July 31, 2011, the Company has $10.0 million in borrowings outstanding under the Credit Agreement.

On July 29, 2011, the Company issued an aggregate of $160 million principal amount of the 4.50% convertible notes. In connection with the issuance of the 4.50% convertible notes, the Company entered into an Indenture, dated as of July 29, 2011, with U.S. Bank National Association, as trustee. The 4.50% convertible notes were offered and sold solely to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

The 4.50% convertible notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% convertible notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% convertible notes are convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. This conversion rate is equal to a conversion price of $9.84 per share, a 20% percent premium over the $8.20 closing price of BGC’s Class A common stock on the NASDAQ on July 25, 2011. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election.

In connection with the offering of the 4.50% convertible notes, the Company entered into capped call transactions with affiliates of Bank of America Merrill Lynch and Deutsche Bank Securities. The capped call transactions are expected generally to reduce the potential dilution of the Company’s Class A common stock upon any conversion of 4.50% convertible notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions (which corresponds to the initial conversion price of the 4.50% convertible notes and is subject to certain adjustments similar to those contained in the 4.50% convertible notes). The capped call transactions have a cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s common stock on the NASDAQ on July 25, 2011).

The net proceeds from this offering were approximately $144 million after deducting the initial purchasers’ discounts and commissions, estimated offering expenses and the cost of the capped call transactions. The Company expects to use the net proceeds from the offering for general corporate purposes, which may include financing acquisitions.

We may raise additional funds from time to time through equity or debt financing, including public and private sales of debt securities, to finance our business, operations and possible acquisitions.

Credit Ratings

In November 2009, we obtained public long-term credit ratings. Our public long-term credit ratings and associated outlook are as follows:

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

Cash Flows

Below is an analysis of the cash flows for the six months ended June 30, 2011 and 2010. Our dividend and distribution policies are based on distributable earnings which is a non-GAAP measure similar to net income adjusted for non-cash items excluding depreciation and amortization expenses. Other changes in cash are typically reflective of short-term periodic changes in working capital needs. Other financing activities are primarily comprised of the net proceeds received from the sale of our Class A common stock issued under our controlled equity offerings, offset by repurchases of our common stock as well as the redemption of limited partnership interests.

With respect to the six months ended June 30, 2011, there was a modest increase in cash related to our adjusted consolidated net income. The overall decrease in cash was primarily the result of changes in our working capital partially offset by our financing activities. Various factors impact working capital needs which can result in a use of cash in one quarter and a source of cash in other quarters. These movements are set forth in the table and discussions below.

	Six Months Ended
	June 30,
(in thousands)	2011	2010
Consolidated net income adjusted for non-cash activities	$145,444	$63,460
Fixed asset purchases and employee loans	(63,349)	(48,460)
Distribution and dividends	(77,419)	(24,747)

Net source (use) of cash from consolidated net income	4,676	(9,747)
Changes in working capital
Trading and settlement related activities	(21,338)	(12,861)
Other working capital	(87,421)	(61,423)

Net working capital	(108,759)	(74,284)
Other investing activities	(884)	(3,864)
Other financing activities	19,821	(33,119)
Effect of exchange rates on cash	7,281	(6,877)

Net decrease in cash and cash equivalents	($77,865)	($127,891)

Discussion of six months ended June 30, 2011

In the six months ended June 30, 2011, the Company had consolidated net income, adjusted for non-cash activities of $145.4 million, which funded the purchase of fixed assets, capitalized software, and employee loans in the amount of $63.3 million, and the payment of distributions and dividends to limited partnership interests and shareholders in the amount of $77.4 million.

In addition, during the period, the Company utilized $108.8 million for working capital needs, including $21.3 million for trading and settlement activities, and $87.4 million which primarily related to increased accrued commissions receivable and decreases in accrued compensation and accounts payable.

Financing activities provided $19.8 million in cash, which consisted primarily of $13.6 million in net proceeds from the sale of Class A common stock issued under our controlled equity offerings and proceeds from the exercise of stock options in the amount of $8.2 million.

A weakening of the dollar relative to other currencies had a favorable impact on cash in the amount of $7.3 million.

Discussion of six months ended June 30, 2010

In the six months ended June 30, 2010, the Company had consolidated net income, adjusted for non-cash activities of $63.5 million, which funded the purchase of fixed assets, capitalized software, and employee loans in the amount of $48.5 million, and the payment of distributions and dividends to limited partnership interests and shareholders in the amount of $24.8 million.

In addition, during the period, the Company utilized $74.3 million for working capital needs, including $12.9 million for trading and settlement activities, and $61.4 million related to an increase in net receivables and payables.

Investing in unconsolidated entities utilized $0.9 million and the purchase of marketable securities utilized $3.0 million, while other financing activities utilized $33.1 million in cash, which consisted primarily of the redemption of limited partnership units and founding/working partner units and the repurchase of Class A common stock in the amount of $46.3 million. These amounts were partially offset by $17.8 million in net proceeds from the sale of Class A common stock.

A strengthening of the dollar relative to other currencies had an unfavorable impact on cash in the amount of $6.9 million.

Notes Payable and Collateralized Borrowings

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its Senior Notes to a number of investors. The Senior Notes incurred interest semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision as discussed in Note 9 — “Related Party Transactions”). The Senior Notes matured on April 1, 2010.

On April 1, 2010 BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% convertible notes to Cantor. The Company used the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010.

The 8.75% convertible notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% convertible notes bear an annual interest rate of 8.75%, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are convertible into 22.1 million shares of Class A common stock. The 8.75% convertible notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement under which it pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement are repayable in 36 consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the loan was $8.5 million as of June 30, 2011. The loan is guaranteed by BGC Partners, Inc.

The Company sold certain furniture, equipment, and software for $34.2 million, net of costs, and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $28.0 million as of June 30, 2011. The Company recorded interest expense of $0.4 million for the three months ended June 30, 2011. Because assets revert back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the accompanying unaudited condensed consolidated balance sheet as a financing obligation and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

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

As of June 30, 2011, $330.4 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $221.6 million.

Unit Redemptions and Stock Repurchase Program

During the three months ended June 30, 2011, the Company, as part of its global redemption and compensation restructuring program (see Note 14 — “Compensation,” for more information), redeemed 827,160 limited partnership units for cash at an average price of $7.88 per unit and 17,538 founding/working partner units for cash at an average price of $8.99 per unit.

During the six months ended June 30, 2011, the Company, as part of its global redemption and compensation restructuring program, redeemed 1,190,929 limited partnership units. During the six months ended June 30, 2011, the Company also redeemed 289,896 founding/working partner units. The limited partnership units and founding/working partner units were redeemed at an average effective price paid by the Company of approximately $8.13 per unit.

During the three months ended June 30, 2010, the Company, as part of its global redemption and compensation restructuring program, redeemed approximately 2.0 million limited partnership units at an average price of $5.61. During the six months ended June 30, 2010, the Company, as part of its redemption and compensation restructuring program, redeemed approximately 4.4 million limited partnership units at an average price of $6.01. For the three months ending June 30, 2010, the Company redeemed approximately 0.9 million founding/working partner units at an average price of $5.61. For the six months ending June 30, 2010, the Company redeemed approximately 3.1 million founding/working partner units for an average price of $5.89.

During the six months ended June 30, 2011, the Company repurchased 14,445 shares of Class A common stock at an aggregate purchase price of approximately $126 thousand for an average price of $8.74 per share.

During the six months ended June 30, 2010, the Company repurchased 2,927,633 shares of Class A common stock at an aggregate purchase price of approximately $17.4 million for an average price of $5.93 per share.

On May 4, 2010, the Company’s Board of Directors authorized an $85.0 million increase in the BGC Partners stock repurchase and unit redemption authorization, bringing the total amount available for future repurchases of

Class A common stock and redemptions of limited partnership interests to $100.0 million. At June 30, 2011, the Company had approximately $59.2 million remaining from its repurchase and redemption authorization, and from time to time, the Company may actively continue to repurchase shares or redeem units.

Unit redemption and share repurchase activity for the six months ended June 30, 2011 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Share or Unit	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions
January 1, 2011 – March 31, 2011	195,904	$9.11	$65,965,929
April 1, 2011 – April 30, 2011	63,715	$8.99
May 1, 2011 – May 31, 2011	103,160	$8.81
June 1, 2011 – June 30, 2011	677,823	$7.67

Total Redemptions	1,040,602	$8.13

Repurchases
January 1, 2011 – March 31, 2011	6,454	$8.50
April 1, 2011 – April 30, 2011	7,991	$8.94
May 1, 2011 – May 31, 2011	—	—
June 1, 2011 – June 30, 2011	—	—

Total Repurchases	14,445	$8.74

Total Redemptions and Repurchases	1,055,047	$8.14	$59,216,028

Stock Issuances

During the year ended December 31, 2010, the Company entered into two controlled equity offering sales agreements with CF&Co pursuant to which the Company may offer and sell up to an aggregate of 11,000,000 shares of Class A common stock from time to time through CF&Co, as the Company’s sales agent under these agreements. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.

During the three months ended June 30, 2011, the Company issued 944,891 shares of its Class A common stock related to exchanges and redemptions of limited partnership units as well as for general corporate purposes. Substantially all of these issuances were for the exchange and redemption of limited partnership units as part of the global redemption and compensation restructuring program. The issuances related to these exchanges and redemptions did not change the amount of fully diluted shares outstanding.

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

During the three months ended June 30, 2011 and 2010, the Company issued an aggregate of 166,155 shares and 1,180,423 shares, respectively, of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding/working partner units. During the six months ended June 30, 2011 and 2010, the Company issued an aggregate of 605,910 shares and 2,614,234 shares, respectively, of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding/working partner units. These issuances did not change the amount of fully diluted shares outstanding.

On May 5, 2011, the Company issued 9,000,000 shares of Class A common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. Substantially all of these shares have been included on a registration statement for resale by various partner distributees and charitable organizations which may receive donations from Cantor. In addition, on May 6, 2011, the Company issued 9,000,000 shares of Class B common stock of the Company to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. All of these shares are restricted securities. These issuances did not change the fully diluted number of shares outstanding.

On May 6, 2011, the Company issued an aggregate of 301,306 shares of Class A common stock to partners of BGC Holdings upon exchange of 160,151 exchangeable limited partnership units and 141,155 exchangeable founding/working partner units. These issuances did not change the fully diluted number of shares outstanding.

On May 9, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day. These shares have been included in the registration statement for resale by the Relief Fund. Additionally, on May 16, 2011, the Company issued an aggregate of 11,111 shares of Class A common stock to a former partner.

On June 21, 2011, the Company filed Amendment No. 1 to a registration statement for the Company’s Dividend Reinvestment and Stock Purchase Plan Registration related to 10,000,000 shares of Class A common stock. The Plan provides holders of shares of the Company’s common stock with a convenient and cost-effective method to purchase shares of Class A common stock by reinvesting the cash dividends paid on all or a portion of their shares of common stock in shares of Class A common stock. Plan participants may also purchase shares of Class A common stock through optional cash purchases of not more than $10,000 per month (except in cases covered by approved requests for waiver). The price to be paid for each share of our Class A common stock purchased directly from us under the Plan will be the volume weighted-average sales price per share of our Class A common stock reported on the NASDAQ Stock Market as described herein less a discount rate ranging from 0% to 3%. The price of a share of our Class A common stock purchased on the open market or in privately negotiated transactions will be the volume weighted-average price paid per share of our Class A common stock as described herein, subject to any discount rate, plus any fees and commissions. The primary purpose of the Plan is to benefit long-term investors who want to increase their investment in shares of the Company’s Class A common stock. The Company may also use the Plan to raise additional capital through direct sales of shares of the Company’s Class A common stock to existing holders of shares of the Company’s common stock or new investors.

In addition, during the three months ended June 30, 2011 and 2010, the Company issued 1,040,713 and 439,117 shares of Class A common stock, respectively, related to vesting of RSUs and the exercise of stock options. During the six months ended June 30, 2011 and 2010, respectively, the Company issued 3,119,983 and 729,420 shares of Class A common stock related to the vesting of RSUs and the exercise of stock options.

The fully diluted weighted-average share count for the quarter ended June 30, 2011 was as follows (in thousands):

Class A common stock outstanding	81,599
Class B common stock outstanding	31,045
Limited partnership interests in BGC Holdings	129,461
RSUs (Treasury stock method)	1,768
Other	237

Total	244,110

For the three months ended June 30, 2011 and 2010, approximately 27.6 million and 33.5 million stock options, RSUs, convertible debt shares and warrants were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive.

Additionally, for the three months ended June 30, 2011, approximately 0.5 million contingently issuable shares were excluded from the computation of fully diluted earnings per share because the conditions for issuance had not been met by the end of the period. For the three months ended June 30, 2010, there were no contingently issuable shares of contingent Class A common stock excluded from the computation of fully diluted earnings per share.

Stock Option Exercises

On April 15, 2011, Mr. Merkel exercised an employee stock option with respect to 11,000 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Merkel received 2,376 net shares of Class A common stock in connection with the option exercise. Furthermore, on May 16, 2011, Mr. Merkel exercised the employee stock option with respect to an additional 11,000 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Merkel received 2,106 net shares of Class A common stock in connection with the option exercise. On June 15, 2011, Mr. Merkel exercised an employee stock option with respect to 11,000 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Merkel received 1,897 net shares of Class A common stock in connection with the option exercise. On July 15, 2011, Mr. Merkel exercised an employee stock option with respect to 11,000 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Merkel received 1,962 net shares of Class A common stock in connection with the option exercise.

On April 15, 2011, Shaun Lynn, the Company’s President, exercised an employee stock option with respect to 4,219 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Lynn received 911 net shares of Class A common stock in connection with the option exercise. Furthermore, on May 16, 2011, Mr. Lynn exercised the employee stock option with respect to an additional 4,219 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Lynn received 775 net shares of Class A common stock in connection with the option exercise. On June 15, 2011, Mr. Lynn exercised an employee stock option with respect to 4,219 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Lynn received 713 net shares of Class A common stock in connection with the option exercise. On July 15, 2011, Mr. Lynn exercised an employee stock option with respect to 4,219 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Lynn received 737 net shares of Class A common stock in connection with the option exercise.

Unit Purchase

On July 5, 2011, BGC Holdings assigned an obligation to redeem 901,673 exchangeable limited partnership units and 294,628 exchangeable founding/working partner units to a new non-executive employee of the Company who transferred to the Company from Cantor and wanted to make an investment in BGC Holdings in connection with his new position. The amount that the purchasing employee paid for each unit was approximately $8.36, which was the volume weighted-average sales price per share of the Company’s Class A common stock during May 2011, less 2.00%, for an aggregate purchase price of $10.0 million.

The purchase of the exchangeable units by the new employee was funded in part by an $8.0 million bridge loan from Cantor. The Company and Cantor expect the Cantor bridge loan will be replaced as soon as practicable by third-party financing, which Cantor will guarantee in part and/or pursuant to which the units and/or shares underlying the units will be pledged. The bridge loan carries an interest rate of 3.79% per annum and is payable on demand. The Company also made a $440,000 loan to the employee. The Company loan is payable on demand and bears interest at the higher of 3.27% per annum or the three-month LIBOR rate plus 2.25%, as adjusted quarterly.

Exchanges and donations to Relief Fund

On July 27, 2011, several partners of BGC Holdings agreed to donate an aggregate of 995,911 shares of Class A common stock to The Cantor Fitzgerald Relief Fund (the “Relief Fund”). The partners’ donations cover a portion of the net proceeds raised by employees of the Company on its annual Charity Day. The shares of Class A common stock to be donated by the partners of BGC Holdings were issued to them by the Company upon exchange of limited partnership units.

Amended and Restated Change in Control Agreements

On March 31, 2008, in connection with the merger of BGC and eSpeed, Inc., each of Howard W. Lutnick, Chairman and CEO of the Company, and Stephen M. Merkel, Executive Vice President and General Counsel of the Company, entered into change in control agreements with the predecessor of BGC Partners (the “Change in Control Agreements”). Under these Change in Control Agreements, if a change in control of BGC Partners occurs, each of Messrs. Lutnick and Merkel may elect to terminate or extend his employment with BGC Partners. The Change in Control Agreements provide for certain payments in such circumstances and also provide that, in each case, each of

Messrs. Lutnick and Merkel will receive full vesting of all stock options and restricted stock units of BGC Partners held by him (unless otherwise provided in the applicable award agreement) and medical and life insurance benefits continuation for two years following the termination or extension of employment, as applicable.

On August 3, 2011, each of Messrs. Lutnick and Merkel entered into an amended and restated Change in Control Agreement with the Company to provide that, upon a change in control of BGC Partners, all stock options, restricted stock units, and other awards based on shares of Class A common stock shall vest in full and become immediately exercisable, and all partnership units in BGC Holdings, including all REUs, PSUs, PSIs and any other units, shall, if applicable, vest in full and be granted immediately exchangeable exchange rights for shares of Class A common stock. The amended and restated Change in Control Agreements also clarify the provisions relating to the continuation of medical and life insurance benefits for two years following termination or extension of employment, as applicable. A former executive officer also entered into an amended and restated Change in Control Agreement on the same terms.

Employment Agreement Amendment

Shaun D. Lynn, President of BGC Partners, entered into an employment agreement with BGC Brokers L.P. (“BGC Brokers”) on March 31, 2008, which was subsequently amended on March 26, 2010 (as amended, the “Lynn Employment Agreement”). The Lynn Employment Agreement provides that, in the event of a change in control of BGC Partners, the individual or entity which acquires control of BGC Partners will have the option to either extend the term of Mr. Lynn’s employment for a period of three years from the date the change in control took effect (if the remaining term of the Lynn Employment Agreement at the time of the change in control is less than three years) or to terminate Mr. Lynn’s employment. The Lynn Employment Agreement provides for certain payments in such circumstances and also provides that, in each case, he will receive full vesting of all stock options and restricted stock units of BGC Partners held by Mr. Lynn (unless otherwise provided in the applicable award agreement), welfare benefit continuation for two years, and a pro rata bonus for the year of termination.

On August 3, 2011, Mr. Lynn entered into a letter agreement (the “Amendment”) with BGC Brokers, amending the Lynn Employment Agreement to provide that, in connection with a change in control of BGC Partners, all stock options, restricted stock units, and other awards based on shares of Class A common stock shall vest in full and become immediately exercisable, and all partnership units in BGC Holdings, including all founding partner units, REUs, PSUs, PSIs and any other units, held by Mr. Lynn shall, if applicable, vest in full and be granted immediately exchangeable exchange rights for shares of Class A common stock (including any such awards or units issued to him in connection with or related to such change in control).

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	2Q 2011	1Q 2011	4Q 2010	3Q 2010	2Q 2010	1Q 2010	4Q 2009
Volume (in billions)
Fully Electronic—Rates—(1)	$13,939	$14,097	$11,796	$10,654	$11,867	$9,815	$8,925
Fully Electronic—Credit & FX—(2)	928	963	851	737	842	762	822

Total Fully Electronic Volume	14,867	15,060	12,647	11,391	12,709	10,577	9,747

Total Hybrid Volume—(3)	39,675	37,496	29,450	28,889	30,436	33,073	27,704

Total Fully Electronic and Hybrid Volume—(4)	$54,542	$52,556	$42,097	$40,280	$43,145	$43,650	$37,451

Transaction Count (in thousands, except for days)
Fully Electronic—Rates—(1)	5,713	5,769	4,871	4,308	4,764	3,495	3,348
Fully Electronic—Credit & FX—(2)	457	514	412	354	390	354	419

Total Fully Electronic Transactions	6,170	6,283	5,283	4,662	5,154	3,849	3,767

Total Hybrid Transactions	630	620	528	517	559	560	410

Total Transactions	6,800	6,903	5,811	5,179	5,713	4,409	4,177

Trading Days	63	62	64	64	63	61	63

(1)	Defined as U.S. Treasuries, Canadian Sovereigns, European Government Bonds, Repos, Interest Rate Swaps, and Futures.
(2)	Defined as Foreign Exchange Derivatives, Spot Foreign Exchange, Credit Derivatives and Corporate Bonds.
(3)	Defined as volume from hybrid transactions conducted by BGC Brokers using the eSpeed system, exclusive of voice-only transactions.
(4)	The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on the Company’s total fully electronic or hybrid volumes or on BGC Partners revenues related to fully electronic trading, overall revenues, or earnings.

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

Quarterly Market Activity

Fully electronic volume on the eSpeed and BGC Trader system, including new products, was $14.9 trillion for the three months ended June 30, 2011, up 17.0% from $12.7 trillion for the three months ended June 30, 2010. Our combined voice-assisted and screen-assisted volume for the three months ended June 30, 2011 was $54.5 trillion, up 26.4% from $43.1 trillion for the three months ended June 30, 2010.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at June 30, 2011 (in thousands):

	Total	Less Than 1 Year	1-3 years	3-5 years	More Than 5 Years
Operating leases (1)	$135,389	$24,064	$41,901	$33,916	$35,508
Notes payable and collateralized obligations (2)	186,490	17,258	18,807	150,425	—
Interest on notes payable (2)	52,329	14,831	27,104	10,394	—

Total contractual obligations	$374,208	$56,153	$87,812	$194,735	$35,508

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $17.7 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes payable and collateralized obligations reflects the issuance of $150.0 million of the 8.75% convertible notes and $36.5 million of secured loan arrangements. See Note 13 — “Notes Payable and Collateralized Borrowings,” in BGC Partners’ Inc.’s unaudited condensed consolidated financial statements for more information regarding these obligations, including timing of payments and compliance with debt covenants.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

BGC Partners had $186.5 million in fixed-rate debt outstanding as of June 30, 2011. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, summarized, accumulated and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the description of legal proceedings in Note 15 — “Commitments, Contingencies and Guarantees” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Set forth below are updates to certain of our risk factors. For additional risk factors, see “Updated Risk Factors” in our Form 8-K dated June 17, 2011.

On July 29, 2011, the Company closed its offering and sale of $160 million aggregate principal amount of its 4.50% convertible senior notes due 2016 (the “4.50% convertible notes”). In addition, on July 19, 2011, the Company received from the Financial Services Authority in the United Kingdom (the “FSA”) a draft copy of the FSA’s risk assessment letter and risk mitigation program. The following are certain Risk Factors for the Company with respect to such matters.

Risks Relating to the 4.50% Convertible Notes and the Capped Call Transactions

The 4.50% convertible notes and the capped call transactions may affect the market for and trading price of our Class A common stock.

We expect that many investors in the 4.50% convertible notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors that employ a convertible arbitrage strategy with respect to the 4.50% convertible notes typically will implement that strategy by selling short our Class A common stock underlying the notes or by entering into cash-settled over-the-counter derivative transactions with respect to our Class A common stock that provide investors with short economic exposure to our Class A common stock.

In connection with the sale of the 4.50% convertible notes, we entered into capped call transactions with affiliates of Bank of America Merrill Lynch and Deutsche Bank Securities, which we refer to as the “hedge counterparties,” in connection with the pricing of the notes and the overallotment option to cover the shares of our Class A common stock underlying the notes.

The capped call transactions are expected generally to reduce the potential dilution with respect to our Class A common stock upon conversion of the 4.50% convertible notes in the event that the volume weighted-average price per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions (which corresponds to the initial conversion price of the notes and is subject to anti-dilution adjustments substantially similar to those applicable to the notes). If, however, the volume weighted-average price per share of our Class A common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, the value of the shares of our Class A common stock that we expect to receive upon the exercise of the capped call transactions will be capped and the dilution mitigation under the capped call transactions will be limited based on such capped value, which means there would be dilution with respect to our Class A common stock to the extent that the then volume weighted-average price per share of our Class A common stock exceeds the cap price of the capped call transactions.

In connection with hedging the capped call transactions, we believe the hedge counterparties may enter into, or may unwind, various derivative transactions with respect to and/or purchase or sell our Class A common stock in secondary market transactions.

Such arbitrage and hedging activities could have the effect of causing or avoiding an increase or decrease in the trading price of our Class A common stock following the sale of the 4.50% convertible notes, including during any cash settlement averaging period related to a conversion of the notes and following any conversion of the notes and during the period prior to the maturity date. The effect, if any, of any of these transactions and activities on our Class A common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market for and trading price of our Class A common stock.

A failure by a hedge counterparty (due to bankruptcy or otherwise) to pay or deliver, as the case may be, to us amounts owed to us under the capped call transactions will not reduce the consideration we are required to deliver to a holder upon its conversion of the 4.50% convertible notes and may result in an increase in dilution with respect to our Class A common stock.

We may not have the funds necessary to purchase the 4.50% convertible notes upon a fundamental change as required by the indenture governing the notes.

Holders may require us to purchase their 4.50% convertible notes for cash upon a fundamental change as described in the indenture governing the notes. A fundamental change may also constitute an event of default and result in the effective acceleration of the maturity of our then-existing indebtedness. There can be no assurance that we would have sufficient financial resources, or would be able to arrange financing, to pay in cash the fundamental change purchase price in full for the 4.50% convertible notes surrendered by the holders. In addition, the terms of any then-existing credit facilities and financing agreements may limit our ability to pay any fundamental change purchase price. Failure by us to purchase the 4.50% convertible notes when required will result in an event of default with respect to the notes.

The fundamental change provisions may delay or prevent an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights in the indenture governing the 4.50% convertible notes, which will allow noteholders to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change, as defined in such indenture, and the provisions requiring an increase in the conversion rate for conversions in connection with make-whole fundamental changes may in certain circumstances delay or prevent a takeover of us and the removal of our incumbent management that might otherwise be beneficial to holders of our Class A common stock.

Conversion of the 4.50% convertible notes may dilute the ownership interest of existing stockholders, and sales of the underlying shares may depress the market price of our Class A common stock.

The conversion of some or all of the 4.50% convertible notes may dilute the ownership interests of existing Class A stockholders, including as a result of any adjustment to the conversion rate on the notes due to our payment of cash dividends above a specified rate. Any sales in the public market of any shares of our Class A common stock issuable upon conversion could depress the market price of our Class A common stock.

If we elect a cash settlement or a combination settlement of the 4.50% convertible notes, it may have adverse consequences.

In lieu of delivery of shares of our Class A common stock in satisfaction of our obligation upon conversion of the 4.50% convertible notes, we may settle the notes surrendered for conversion entirely in cash or in a combination of cash and shares of our Class A common stock. This feature of the 4.50% convertible notes may result in noteholders’ receiving no shares upon conversion or fewer shares relative to the conversion value of the notes, but could reduce our liquidity if we pay the conversion price in whole or in part in cash.

The accounting method for convertible debt securities, such as the 4.50% convertible notes, could have a material adverse effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board issued accounting guidance for convertible debt that may be settled in cash upon conversion. Under this accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments, such as the 4.50% convertible notes, that may be settled in cash or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The guidance requires the fair value of the conversion option of the 4.50% convertible notes be reported as a component of stockholders’ equity and included in additional paid-in capital on our consolidated balance sheet. The value of the conversion option of the 4.50% convertible notes will be reported as a discount to the notes. We will report lower net income in our financial results because interest will include both the current period’s amortization of the debt discount (non-cash interest) and the instrument’s cash interest, which could adversely affect our reported or future financial results and the trading price of our Class A common stock.

Risks Relating to the FSA Review

Extensive regulation of our businesses restricts and limits our operations and activities and results in ongoing exposure to the potential for significant costs and penalties, including fines or additional restrictions or limitations on our ability to conduct or grow our businesses.

The financial services industry, including our businesses, is subject to extensive regulation, which is very costly. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. These regulations will often serve to restrict or limit our operations and activities, including through capital, customer protection and market conduct requirements.

Firms in the financial services industry, including our businesses, have experienced increased scrutiny in recent years, and penalties and fines sought by regulatory authorities, including the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Commodities Futures Trading Commission (the “CFTC”), state securities commissions, state attorneys general and the FSA, have increased accordingly. This trend toward a heightened regulatory and enforcement environment can be expected to continue for the foreseeable future, and this environment may create uncertainty.

Our businesses are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to bring enforcement actions and to conduct administrative proceedings and examinations, inspections, and investigations, which may result in costs, fines, penalties, enhanced oversight, additional requirements, restrictions, or limitations, and censure, suspension, or expulsion. Self-regulatory organizations such as FINRA and the National Futures Association, along with statutory bodies such as the SEC, the CFTC and the FSA, require strict compliance with their rules and regulations.

From time to time, we and our “associated persons” have been and are subject to periodic examinations, inspections and investigations that have and may result in significant costs and possible disciplinary actions by the SEC, the CFTC, the FSA, self-regulatory organizations and state securities administrators. Currently, we and certain other inter-dealer brokers are being investigated by the SEC with respect to trading practices, and the Company and/or its executives are being questioned by the FSA with respect to certain matters relating to prior litigation.

The FSA biennial Advanced, Risk-Responsive Operating Frame Work risk assessment and other FSA supervisory review and evaluation processes of our UK group’s regulated businesses identified certain weaknesses in our UK group’s risk, compliance and control functionality, including governance procedures. Consequently, the FSA has made a number of requests and imposed certain requirements, restrictions and limitations, and may impose additional requirements, restrictions and limitations, to enhance our regulatory compliance and controls.

The FSA has raised certain concerns with respect to our governance, oversight, and risk management policies and procedures, including those relating to our anti-money laundering, anti-bribery, and corruption and fraud prevention systems and controls. The FSA has requested that we provide them with a method of supervising, on a consolidated basis, for regulatory purposes, certain of the businesses in our UK group with those of Cantor and its UK entities (the “Cantor UK group”), and may request or require other changes to the structure of our UK group and the Cantor

UK group. In response to the FSA’s request, we have agreed to a voluntary limitation on closing acquisitions of new businesses regulated by the FSA or entering into new regulated business lines, which may have a temporary impact on our ability to add business to our UK group, and the FSA may request additional restrictions and limitations. We have been advised by the FSA that our UK group will need to maintain significantly higher regulatory capital than it has in the past. Our UK group will also need to adhere to new liquidity provisions that may impact the ability to transfer cash assets to other group members. The FSA has requested that we review and enhance our policies and procedures relating to assessing risks and our liquidity and capital requirements, and has further requested detailed contingency planning steps to determine the stand-alone viability of each of the businesses in our UK group and the Cantor UK group, including theoretical orderly wind-down scenarios for these businesses.

The FSA has advised us that it expects our UK group to implement a large-scale program of remediation to address the foregoing. The FSA has provided a meeting schedule during the remediation to allow for close and continuous supervision of developments and progress against our proposed timelines, and will require an independent review of our governance and control functions by “skilled persons” under Section 166 of the Financial Services and Markets Act.

To address these matters, we have retained an international accounting firm and UK counsel to assist us with our UK remediation efforts. While we do not anticipate that the costs, and any requirements, restrictions or limitations in the UK imposed by the FSA in connection with its ongoing review, would have a material adverse effect on our businesses, financial condition, results of operations or prospects, there can be no assurance that such costs, requirements, restrictions or limitations would not have such effect.

Risks Relating to Acquisitions/New Opportunities

In addition to hiring brokers for new or existing brokerage desks, we may pursue strategic alliances, acquisitions or joint ventures, which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, as well as regulatory restrictions and limitations in the UK, which may limit our number of acquisitions and growth opportunities.

We have explored a wide range of strategic alliances, acquisitions or joint ventures with other brokerage firms and with other companies that have interests in businesses in which there are brokerage or other strategic opportunities. We also may make acquisitions outside of the financial services industry. We have recently announced our agreement to acquire real estate advisory firm and broker Newmark Knight Frank. No assurance can be given that this acquisition will be completed or, if completed, will be integrated successfully.

In addition, from time to time, we have and we expect to continue to evaluate and potentially pursue possible strategic alliances, acquisitions, joint ventures or broker hires. These acquisitions or new hires may be necessary in order for us to enter into or develop new products and geographic areas.

Strategic alliances, acquisitions, joint ventures and new hires involve a number of risks and present financial, managerial and operational challenges, including:

•	potential disruption of our ongoing businesses and product development and distraction of management;

•	difficulty retaining and integrating personnel and integrating financial and other systems;

•	the necessity of hiring additional management and other critical personnel and integrating them into current operations and maintaining regulatory compliance;

•	litigation and/or arbitration associated with hiring brokerage personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel that are not under our control;

•	potential unfavorable reaction to our strategic alliance, acquisition or joint venture strategy by our customers;

•

to the extent that we pursue business opportunities outside the U.S., exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities;

•	the upfront costs associated with pursuing acquisitions and recruiting brokerage personnel, which efforts may be unsuccessful;

•	conflicts or disagreements between any strategic alliance or joint venture partner and us; and

•	exposure to additional liabilities of any acquired business, strategic alliance or joint venture.

We expect to face competition for acquisition candidates, which may limit the number of acquisitions and growth opportunities and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or manage profitably additional businesses or to integrate successfully any acquired businesses without substantial costs, delays or other operational, regulatory or financial difficulties.

In addition, in the UK, we have agreed to a voluntary limitation on closing acquisitions of new businesses regulated by the FSA or entering into new regulated business lines, which may have a temporary impact on our ability to add business to our UK group. The FSA has given us further guidance regarding the imposition of additional requirements, restrictions and limitations relating to our UK group’s regulated businesses, which could adversely affect, until remediation efforts are complete, our ability to add business to our UK group.

As a result of these risks and challenges, we may not realize any anticipated benefits from strategic alliances, acquisitions, joint ventures or new hires, and such strategic alliances, acquisitions, joint ventures or new hires may in fact materially adversely affect our businesses, financial condition, results of operations and prospects. In addition, future strategic alliances, acquisitions or joint ventures or the hiring of new brokerage personnel may involve the issuance of additional shares of our Class A common stock, which may dilute existing stockholders or may involve litigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this item is set forth in Note 3 — “Earnings Per Share,” and Note 19 — “Subsequent Events,” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Item 2 of Part I) and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

None.

ITEM 5.	OTHER INFORMATION

The information required by this item is set forth in Note 19 — “Subsequent Events,” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Item 2 of Part I) is incorporated by reference herein.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated Change in Control Agreement, dated August 3, 2011, between Howard W. Lutnick and BGC Partners, Inc.

10.2	Amended and Restated Change in Control Agreement, dated August 3, 2011, between Stephen M. Merkel and BGC Partners, Inc.

10.3	Letter Agreement, dated August 3, 2011, between Shaun D. Lynn and BGC Brokers, L.P., amending the Employment Agreement, dated March 31, 2008, as further amended on March 26, 2010, between Shaun D. Lynn and BGC Brokers, L.P.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partner’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 are

Exhibit No.	Description

formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2011 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and
Chief Executive Officer

/s/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: August 5, 2011

[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2011 dated August 5, 2011.]

Exhibit Index

Exhibit No.	Description

10.1	Amended and Restated Change in Control Agreement, dated August 3, 2011, between Howard W. Lutnick and BGC Partners, Inc.

10.2	Amended and Restated Change in Control Agreement, dated August 3, 2011, between Stephen M. Merkel and BGC Partners, Inc.

10.3	Letter Agreement, dated August 3, 2011, between Shaun D. Lynn and BGC Brokers, L.P., amending the Employment Agreement, dated March 31, 2008, as further amended on March 26, 2010, between Shaun D. Lynn and BGC Brokers, L.P.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partner’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.