Form 10-Q
period 2011-09-30
BGC Partners, Inc.
filed 2011-11-04
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

On November 1, 2011, the registrant had 94,401,308 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

•

our relationships with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, including Cantor Fitzgerald & Co. (“CF&Co”), any related conflicts of interest, competition for and retention of brokers and other managers and key employees, support for liquidity and capital and other relationships, including Cantor’s holding of our 8.75% Convertible Notes, CF&Co’s acting as our sales agent under our controlled equity or other future offerings, and CF&Co’s acting as our financial advisor in connection with one or more business combinations or other transactions;

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

•

the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible securities, our repurchase of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% Convertible Notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock acquired from us or Cantor, including pursuant to our employee benefit plans, conversion of our 8.75% Convertible Notes and 4.50% Convertible Notes, and distributions from Cantor pursuant to Cantor’s distribution rights obligations; and

•

the risk factors described in our latest Annual Report on Form 10-K and any updates to those risk factors or new risk factors contained in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”).

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$432,316	$364,104
Cash segregated under regulatory requirements	3,336	2,398
Loan receivables from related parties	980	980
Securities owned	16,473	11,096
Marketable securities	2,279	4,600
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	748,850	474,269
Accrued commissions receivable, net	177,221	132,885
Loans, forgivable loans and other receivables from employees and partners	179,760	151,328
Fixed assets, net	129,233	133,428
Investments	21,783	25,107
Goodwill	81,651	82,853
Other intangible assets, net	11,528	13,603
Receivables from related parties	10,953	4,958
Other assets	85,640	68,705

Total assets	$1,902,003	$1,470,314

Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	$157,360	$155,538
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	690,871	429,477
Payables to related parties	8,378	10,262
Accounts payable, accrued and other liabilities	240,264	256,023
Deferred revenue	3,258	4,714
Notes payable and collateralized borrowings	336,671	189,258

Total liabilities	1,436,802	1,045,272
Redeemable partnership interest	87,312	93,186
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 110,182 and 88,192 shares issued at September 30, 2011 and December 31, 2010, respectively; and 92,231 and 70,256 shares outstanding at September 30, 2011 and December 31, 2010, respectively	1,102	881
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 and 25,848 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively, convertible into Class A common stock	348	258
Additional paid-in capital	478,205	366,827
Contingent Class A common stock	3,171	3,171
Treasury stock, at cost: 17,951 and 17,936 shares of Class A common stock at September 30, 2011 and December 31, 2010, respectively	(109,753)	(109,627)
Retained deficit	(62,518)	(23,616)
Accumulated other comprehensive loss	(5,131)	(977)

Total stockholders’ equity	305,424	236,917

Noncontrolling interest in subsidiaries	72,465	94,939

Total equity	377,889	331,856

Total liabilities, redeemable partnership interest, and equity	$1,902,003	$1,470,314

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Commissions	$261,496	$208,918	$745,342	$644,814
Principal transactions	94,997	83,381	295,113	286,115
Fees from related parties	15,220	16,413	46,861	48,775
Market data	4,556	4,614	13,730	13,445
Software solutions	2,328	1,816	6,718	5,328
Interest income	1,730	1,199	4,090	2,652
Other revenues	1,283	11,770	2,397	13,278
Losses on equity investments	(1,675)	(1,609)	(4,735)	(5,050)

Total revenues	379,935	326,502	1,109,516	1,009,357
Expenses:
Compensation and employee benefits	253,879	179,871	681,577	659,117
Allocations of net income to limited partnership units and founding/working partner units	—	5,824	18,437	10,987

Total compensation and employee benefits	253,879	185,695	700,014	670,104
Occupancy and equipment	29,943	28,161	94,969	84,538
Fees to related parties	3,297	3,061	8,916	10,433
Professional and consulting fees	19,625	10,773	48,177	30,858
Communications	21,508	19,459	64,639	56,995
Selling and promotion	19,507	17,183	59,136	49,327
Commissions and floor brokerage	6,539	4,564	19,566	14,367
Interest expense	6,754	3,796	15,917	10,303
Other expenses	23,365	27,436	54,645	52,477

Total expenses	384,417	300,128	1,065,979	979,402
(Loss) income from operations before income taxes	(4,482)	26,374	43,537	29,955
(Benefit) provision for income taxes	(1,338)	6,878	12,094	8,601

Consolidated net (loss) income	$(3,144)	$19,496	$31,443	$21,354

Less: Net (loss) income attributable to noncontrolling interest in subsidiaries	(1,111)	13,272	15,146	11,943

Net (loss) income available to common stockholders	$(2,033)	$6,224	$16,297	$9,411

Per share data:
Basic earnings per share
Net (loss) income available to common stockholders	$(2,033)	$6,224	$16,297	$9,411

Basic (loss) earnings per share	$(0.02)	$0.07	$0.15	$0.11

Basic weighted-average shares of common stock outstanding	124,279	91,225	111,515	84,219

Fully diluted earnings per share
Net (loss) income for fully diluted shares	$(2,033)	$15,979	$16,297	$25,022

Fully diluted (loss) earnings per share	$(0.02)	$0.07	$0.15	$0.11

Fully diluted weighted-average shares of common stock outstanding	124,279	228,288	111,778	224,135

Dividends declared per share of common stock	$0.17	$0.14	$0.48	$0.34

Dividends declared and paid per share of common stock	$0.17	$0.14	$0.48	$0.34

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated net (loss) income	$(3,144)	$19,496	$31,443	$21,354
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,677)	5,203	(2,670)	(484)
Unrealized (loss) gain on securities available for sale	(35)	541	(2,344)	(710)

Total other comprehensive (loss) income, net of tax	(6,712)	5,744	(5,014)	(1,194)

Comprehensive (loss) income	(9,856)	25,240	26,429	20,160
Less: comprehensive (loss) income attributable to noncontrolling interest in subsidiaries, net of tax	(2,414)	14,764	14,286	11,373

Comprehensive (loss) income attributable to common stockholders	$(7,442)	$10,476	$12,143	$8,787

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$31,443	$21,354
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Allocations of net income to limited partnership units and founding/working partner units	18,437	10,987
Fixed asset depreciation and intangible asset amortization	36,203	37,432
Employee loan amortization	23,899	28,284
Stock-based compensation	98,130	19,548
Sublease provision adjustment	4,244	—
Losses on equity investments	4,735	5,050
Deferred tax benefit	(621)	(5,384)
Recognition of deferred revenue	(1,454)	(3,751)
Accretion of discount on Convertible Notes	792	—
Other	633	1,178
(Increase) decrease in operating assets:
Cash segregated under regulatory requirements	(938)	(655)
Securities borrowed	—	(81,401)
Securities owned	(5,918)	(425)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(275,377)	(14,781)
Accrued commissions receivable, net	(44,425)	(40,679)
Receivables from related parties	(5,379)	2,847
Loans, forgivable loans and other receivables from employees and partners	(52,689)	(37,646)
Other assets	(18,474)	(8,628)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased	—	(11)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	253,052	60,903
Accrued compensation	(16,474)	45,628
Deferred revenue	(269)	682
Accounts payable, accrued and other liabilities	(10,374)	(8,166)
Payables to related parties	(1,884)	(60,297)

Net cash provided by (used in) operating activities	$37,292	$(27,931)

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(18,572)	$(24,003)
Purchases of marketable securities	—	(3,002)
Capitalization of software development costs	(11,523)	(11,716)
Capitalization of trademarks, patent defense and registration costs	(520)	(599)
Payments for acquisitions, net of cash acquired	322	(4,382)
Investment in unconsolidated entities	(1,328)	(1,816)

Net cash used in investing activities	(31,621)	(45,518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Collateralized borrowings, net	9,453	9,466
Issuance of Convertible Notes	155,620	—
Purchase of capped call	(11,392)	—
Repurchase of Class A common stock	(126)	(19,847)
Proceeds from offering of Class A common stock, net	14,224	11,903
Redemption of limited partnership interests	(1,813)	(19,548)
Partner purchase of working partner units	63	1,263
Proceeds from exercise of stock options	8,506	—
Tax impact on exercise/delivery of equity awards	3,281	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(3,208)	(1,753)
Earnings distributions to limited partnership interests in BGC Holdings	(62,450)	(31,388)
Dividends to stockholders	(55,199)	(29,364)

Net cash provided by (used in) financing activities	56,959	(79,268)
Effect of exchange rate changes on cash	5,582	(2,511)
Net increase (decrease) in cash and cash equivalents	68,212	(155,228)
Cash and cash equivalents at beginning of period	364,104	469,301

Cash and cash equivalents at end of period	$432,316	$314,073

Supplemental cash information:
Cash paid during the period for taxes	$20,991	$19,655

Cash paid during the period for interest	$12,368	$5,686

Supplemental non-cash information:
Conversion of Class B common stock into Class A common stock	$—	$6

Issuance of Class A common stock upon exchange of Cantor units	$8,407	$—

Issuance of Class B common stock upon exchange of Cantor units	$8,407	$—

Donations with respect to Charity Day	$12,076	$6,116

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2010

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2010	$707	$264	$292,881	$—	$(89,756)	$(2,171)	$(36)	$132,189	$334,078
Comprehensive income:
Consolidated net income	—	—	—	—	—	21,162	—	24,210	45,372
Other comprehensive loss, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(709)	(440)	(1,149)
Unrealized loss on securities available for sale	—	—	—	—	—	—	(232)	(105)	(337)

Comprehensive income	—	—	—	—	—	21,162	(941)	23,665	43,886
Stock-based compensation	8	—	7,724	—	—	—	—	—	7,732
Grant of exchangeability to limited partnership units	—	—	—	—	—	—	—	28,721	28,721
Capital contribution by founding/working partners with respect to Charity Day	—	—	7,403	—	—	—	—	—	7,403
Dividends to stockholders	—	—	—	—	—	(42,606)	—	—	(42,606)
Earnings distributions to limited partnership interests	—	—	—	—	—	—	—	(45,192)	(45,192)
Issuance of Class A common stock upon exchange of founding/working partner units, 5,153,877 shares	52	—	10,644	—	—	—	—	5,627	16,323
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 2,353,520 units	—	—	—	—	—	—	—	8,031	8,031
Cantor exchange of Cantor units for Class A common stock, 3,700,000 units	37	—	6,144	—	—	—	—	(6,181)	—
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(21,681)	(21,681)
Proceeds from exercise of stock options, net of tax	—	—	463	—	—	—	—	—	463
Redemption of founding/working partner units, 3,998,225 units	—	—	—	—	—	—	—	(10,292)	(10,292)
Repurchase of Class A common stock, 3,399,015 shares	—	—	—	—	(19,871)	—	—	—	(19,871)
Issuance of Class A common stock (net of costs) upon exchange of limited partnership units, 4,523,505 shares	45	—	26,439	—	—	—	—	(26,255)	229
Issuance of Class A common stock (net of costs), 2,594,117 shares	26	—	15,134	—	—	—	—	—	15,160
Issuance of contingent Class A common stock and limited partnership units for acquisitions	—	—	—	3,171	—	—	—	3,566	6,737
Conversion of Class B common stock to Class A common stock, 600,000 shares	6	(6)	—	—	—	—	—	—	—
Other	—	—	(5)	—	—	(1)	—	2,741	2,735

Balance, December 31, 2010	$881	$258	$366,827	$3,171	$(109,627)	$(23,616)	$(977)	$94,939	$331,856

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Nine Months Ended September 30, 2011

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2011	$881	$258	$366,827	$3,171	$(109,627)	$(23,616)	$(977)	$94,939	$331,856
Comprehensive income:
Consolidated net income	—	—	—	—	—	16,297	—	15,146	31,443
Other comprehensive loss, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(2,412)	(258)	(2,670)
Unrealized loss on securities available for sale	—	—	—	—	—	—	(1,742)	(602)	(2,344)

Comprehensive income	—	—	—	—	—	16,297	(4,154)	14,286	26,429
Stock-based compensation	17	—	3,717	—	—	—	—	—	3,734
Dividends to stockholders	—	—	—	—	—	(55,199)	—	—	(55,199)
Grant of exchangeability to limited partnership units	—	—	—	—	—	—	—	84,456	84,456
Earnings distributions to limited partnership interests	—	—	—	—	—	—	—	(51,192)	(51,192)
Issuance of Class A common stock upon exchange of founding/working partner units, 1,013,305 shares	10	—	3,027	—	—	—	—	210	3,247
Issuance of Class A common stock upon exchange of limited partnership units, 6,610,379 shares	66	—	49,926	—	—	—	—	(49,992)	—
Issuance of Class A common stock (net of costs), 1,870,023 shares	19	—	14,205	—	—	—	—	—	14,224
Issuance of Class A common stock upon exchange of Cantor units, 9,000,000 units	90	—	8,317	—	—	—	—	(8,407)	—
Issuance of Class B common stock upon exchange of Cantor units, 9,000,000 units	—	90	8,317	—	—	—	—	(8,407)	—
Redemption of founding/working partner units, 232,232 units	—	—	(226)	—	—	—	—	(683)	(909)
Repurchase of Class A common stock, 14,445 shares	—	—	—	—	(126)	—	—	—	(126)
Capital contribution by founding/working partners with respect to Charity Day	—	—	8,176	—	—	—	—	—	8,176
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(3,605)	(3,605)
Proceeds from exercise of stock options, net of tax	18	—	8,488	—	—	—	—	—	8,506
Excess tax benefit on exercise/delivery of equity awards	—	—	3,281	—	—	—	—	—	3,281
Purchase of capped call, net of tax	—	—	(9,911)	—	—	—	—	—	(9,911)
Equity component of convertible debt, net of tax	—	—	16,053	—	—	—	—	—	16,053
Acquisition of CantorCO2e, L.P.	—	—	(2,000)	—	—	—	—	—	(2,000)
Other	1	—	8	—	—	—	—	860	869

Balance, September 30, 2011	$1,102	$348	$478,205	$3,171	$(109,753)	$(62,518)	$(5,131)	$72,465	$377,889

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company servicing the wholesale financial markets. The Company specializes in the brokering of a broad range of financial products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its eSpeed and BGC Trader™ brands, BGC Partners uses its technology to operate multiple buyer, multiple seller real-time electronic marketplaces for many of the world’s most liquid capital markets. BGC Partners’ neutral platform, reliable network, straight-through processing and superior products make it the trusted source for electronic trading for the world’s largest financial firms. Through its BGC Market Data brand, the Company also offers globally distributed and innovative market data and analysis products for numerous financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. BGC Partners has offices in New York and London, as well as in Aspen, Beijing, Chicago, Copenhagen, Dubai, Garden City (New York), Hong Kong, Istanbul, Johannesburg, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Sarasota, Seoul, Singapore, Sydney, Tokyo, Toronto, West Palm Beach and Zurich.

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

The unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated statements of financial condition, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income, the condensed consolidated statements of cash flows, and the condensed consolidated statements of changes in equity of the Company for the periods presented. The results of operations for the 2011 interim periods are not necessarily indicative of results to be expected for the entire fiscal year, which will end on December 31, 2011.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance that addresses the effects of eliminating the Qualified Special Purpose Entity concept from existing accounting guidance and clarifies and amends certain key provisions, including the transparency of an enterprise’s involvement with variable interest entities. This FASB guidance became effective with the first reporting period that began after November 15, 2009 and was adopted by the Company on January 1, 2010. The adoption of this FASB guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In January 2010, the FASB issued guidance on Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements. This guidance was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll-forward of activity in Level 3 fair value measurements, which was effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements, and the adoption of this guidance with respect to disclosures of the roll forward of activity in Level 3 fair value measurements did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In April 2011, the FASB issued guidance on Receivables – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This guidance clarifies which loan modifications constitute troubled debt restructurings for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a loan modification constitutes a troubled debt restructuring, a creditor must conclude (i) that the restructuring constitutes a concession and (ii) that the debtor is experiencing financial difficulties. This FASB guidance became effective for the first interim reporting period that began on or after June 15, 2011 and was adopted by the Company on July 1, 2011. The adoption of this FASB guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

As of and for the interim period ended September 30, 2011, the Company early adopted the FASB’s guidance on Comprehensive Income – Presentation of Comprehensive Income. This guidance requires (i) presentation of other comprehensive income either in a continuous statement of comprehensive income or in a separate statement presented consecutively with the statement of net income and (ii) presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The adoption of this FASB guidance did not have an impact on the Company’s unaudited condensed consolidated financial statements as it requires only a change in presentation. The Company has presented other comprehensive income in a separate statement following the unaudited condensed consolidated statements of operations.

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

In September 2011, the FASB issued guidance on Intangibles – Goodwill and Other – Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. This guidance allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a more than fifty percent likelihood exists that the fair value is less than the carrying amount, then a two-step goodwill impairment test must be performed. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but is eligible for early adoption. The adoption of this FASB guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

2. Limited Partnership Interests in BGC Holdings

BGC Holdings, L.P. (“BGC Holdings”) is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC Partners, L.P. (“BGC US”) and BGC Global Holdings L.P. (“BGC Global”), the two operating partnerships. Listed below are the limited partnership interests in BGC Holdings. The founding/working partner units, limited partnership units and Cantor units, each as defined below, collectively represent all of the “limited partnership interests” in BGC Holdings.

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

Cantor Units

Cantor’s limited partnership interest (“Cantor units”) in BGC Holdings as a result of its contribution of the BGC Division is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition. Cantor receives allocations of net income based on its weighted-average pro rata share of economic ownership of the operating subsidiaries for each quarterly period. This allocation is reflected as a component of “Net (loss) income attributable to noncontrolling interest in subsidiaries” in the accompanying unaudited condensed consolidated statements of operations. In quarterly periods in which the Company has a net loss, the amount reflected as a component of “Net (loss) income attributable to noncontrolling interest in subsidiaries” represents the loss allocation for founding/working partner units, limited partnership units and Cantor units.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment); additional limited partnership interests may become exchangeable into Class A common stock on a one for-one basis (subject to adjustment). As all limited partnership interests are already included in the Company’s fully diluted share count (unless their effect is anti-dilutive), any exchange of limited partnership interests into Class A common shares would be non-dilutive. Because these interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company.

3. Earnings Per Share

FASB guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net (loss) income available to common stockholders by the weighted-average shares of common stock outstanding. Net income is allocated to each of the economic ownership classes described above in Note 2 — “Limited Partnership Interests in BGC Holdings,” and the Company’s outstanding common stock, based on each class’s pro rata economic ownership.

The Company’s earnings for the three and nine months ended September 30, 2011 and 2010 were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income available to common stockholders	$(2,033)	$6,224	$16,297	$9,411
Allocation of net (loss) income to limited partnership interests in BGC Holdings	$(1,992)	$18,317	$31,813	$21,553

The following is the calculation of the Company’s basic earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings per share:
Net (loss) income available to common stockholders	$(2,033)	$6,224	$16,297	$9,411

Basic weighted-average shares of common stock outstanding	124,279	91,225	111,515	84,219

Basic (loss) earnings per share	$(0.02)	$0.07	$0.15	$0.11

Fully diluted earnings per share is calculated utilizing net (loss) income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the Convertible Notes (if applicable) (see Note 14 — “Notes Payable and Collateralized Borrowings”) and expense related to dividend equivalents for certain restricted stock units (“RSUs”) (if applicable) as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests, and the potential dilution that could occur if securities or other contracts to issue shares of common stock, including Convertible Notes, stock options, RSUs and warrants were exercised, resulting in the issuance of shares of common stock that would then share in earnings in the Company’s net income available to common stockholders. The limited partnership interests are potentially exchangeable into shares of Class A common stock; as a result, they are included in the fully diluted EPS computation to the extent that the effect would not be anti-dilutive.

The following is the calculation of the Company’s fully diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fully diluted earnings per share:
Net (loss) income available to common stockholders	$(2,033)	$6,224	$16,297	$9,411
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	—	9,447	—	14,968
Dividend equivalent expense on RSUs, net of tax	—	308	—	643

Net (loss) income for fully diluted shares	$(2,033)	$15,979	$16,297	$25,022

Weighted-average shares:
Common stock outstanding	124,279	91,225	111,515	84,219
Limited partnership interests in BGC Holdings	—	133,806	—	136,632
RSUs (Treasury stock method)	—	3,159	—	3,143
Other	—	98	263	141

Fully diluted weighted-average shares of common stock outstanding	124,279	228,288	111,778	224,135

Fully diluted (loss) earnings per share	$(0.02)	$0.07	$0.15	$0.11

For the three months ended September 30, 2011 and 2010, respectively, approximately 165.7 million and 32.5 million shares underlying limited partnership units, founding/working partner units, Cantor units, Convertible Notes, stock options, RSUs, and warrants were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2011 and 2010, respectively, approximately 163.4 million and 25.4 million shares underlying limited partnership units, founding/working partner units, Convertible Notes, stock options, RSUs, and warrants were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Due to the exclusion of limited partnership units, founding/working partner units and Cantor units in the computation of fully diluted earnings per share during the three and nine months ended September 30, 2011, net income allocations to the limited partnership interests in BGC Holdings were also excluded from the calculation of the Company’s fully diluted earnings per share in the three and nine months ended September 30, 2011.

Additionally, for the three months ended September 30, 2011 and 2010, respectively, approximately 0.5 million and 0.6 million shares of contingent Class A common stock were excluded from the computation of fully diluted earnings per share because the conditions for issuance had not been met by the end of the period.

4. Unit Redemptions and Stock Transactions

Unit Redemptions and Stock Repurchase Program

During the three months ended September 30, 2011, the Company redeemed 3,970,987 limited partnership units at an average price of $6.71 per unit and 181,560 founding/working partner units at an average price of $7.41 per unit.

During the nine months ended September 30, 2011, the Company redeemed 5,606,871 limited partnership units. During the nine months ended September 30, 2011, the Company also redeemed 878,851 founding/working partner units. The limited partnership units and founding/working partner units were redeemed at an average effective price paid by the Company of approximately $7.02 per unit.

During the three months ended September 30, 2010, the Company redeemed approximately 1.0 million limited partnership units at an average price of $5.21 per unit. During the nine months ended September 30, 2010, the Company redeemed approximately 5.3 million limited partnership units at an average price of $5.79 per unit. For the three months ending September 30, 2010, the Company redeemed approximately 0.3 million founding/working partner units at an average price of $5.22 per unit. For the nine months ending September 30, 2010, the Company redeemed approximately 3.5 million founding/working partner units for an average price of $5.94 per unit.

During the three months ended September 30, 2011, there were no repurchases of Class A common stock by the Company. During the three months ended September 30, 2010, the Company repurchased 466,926 shares of Class A common stock at an aggregate purchase price of approximately $2.5 million for an average price of $5.30 per share. During the nine months ended September 30, 2011, the Company repurchased 14,445 shares of Class A common stock at an aggregate purchase price of approximately $126 thousand for an average price of $8.74 per share. During the nine months ended September 30, 2010, the Company repurchased 3,394,559 shares of Class A common stock at an aggregate purchase price of approximately $19.8 million for an average price of $5.85 per share.

The Company’s Board of Directors and Audit Committee have authorized repurchases of our common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. As of September 30, 2011, the Company had approximately $31.2 million remaining from its share repurchase and unit redemption authorization, and from time to time, the Company may actively continue to repurchase shares or redeem units.

Unit redemption and share repurchase activity for the nine months ended September 30, 2011 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Share or Unit	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions
January 1, 2011 – March 31, 2011	195,904	$9.11	$67,805,442
April 1, 2011 – June 30, 2011	844,698	7.91
July 1, 2011 – July 31, 2011	1,366,071	7.61
August 1, 2011 – August 31, 2011	1,719,327	6.31
September 1, 2011 – September 30, 2011	1,067,149	6.34

Total Redemptions	5,193,149	$7.02
Repurchases
January 1, 2011 – March 31, 2011	6,454	$8.50
April 1, 2011 – June 30, 2011	7,991	8.94
July 1, 2011 – July 31, 2011	—	—
August 1, 2011 – August 31, 2011	—	—
September 1, 2011 – September 30, 2011	—	—

Total Repurchases	14,445	$8.74

Total Redemptions and Repurchases	5,207,594	$7.03	$31,208,779

Stock Issuances

During the year ended December 31, 2010, the Company entered into two controlled equity offering sales agreements with CF&Co pursuant to which the Company offered and sold an aggregate of 11,000,000 shares of Class A common stock through CF&Co, as the Company’s sales agent under these agreements. During the three months ended September 30, 2011, the Company entered into a further controlled equity offering sales agreement with CF&Co pursuant to which the Company may offer and sell up to an aggregate of 10,000,000 shares of Class A common stock. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.

During the three months ended September 30, 2011, the Company issued 4,495,955 shares of its Class A common stock related to exchanges and redemptions of limited partnership units as well as for general corporate purposes. During the nine months ended September 30, 2011, the Company issued 7,029,694 shares of its Class A common stock related to exchanges and redemptions of limited partnership units as well as for general corporate purposes. Substantially all of these issuances were for the exchange and redemption of limited partnership units as part of the global redemption and compensation restructuring program. The issuances related to these exchanges and redemptions did not change the amount of fully diluted shares outstanding.

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

During the three months ended September 30, 2011 and 2010, the Company issued an aggregate of 407,395 shares and 2,050,139 shares, respectively, of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding/working partner units. During the nine months ended September 30, 2011 and 2010, the Company issued an aggregate of 1,013,305 shares and 4,629,632 shares, respectively, of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding/working partner units. These issuances did not change the amount of fully diluted shares outstanding.

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

On May 9, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day. These shares have been included in the registration statement for resale by the Relief Fund. During the three months ended September 30, 2011, three partners of BGC Holdings offered to donate shares of Class A common stock to the Relief Fund. These donations were in connection with the Company’s annual Charity Day. The aggregate 995,911 shares of Class A common stock donated by the three partners were issued by the Company on July 27, 2011. These donations of approximately $8.2 million were used to satisfy a portion of the Company’s liability associated with its annual Charity Day.

On June 21, 2011, the Company filed Amendment No. 1 to a registration statement for the Company’s Dividend Reinvestment and Stock Purchase Plan Registration related to 10,000,000 shares of Class A common stock. During the three and nine months ended September 30, 2011, the Company issued an aggregate of 11,163 shares of Class A common stock in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan.

During the three months ended September 30, 2011 and 2010, the Company issued 365,435 and 139,702 shares of Class A common stock, respectively, related to vesting of RSUs and the exercise of stock options. During the nine months ended September 30, 2011 and 2010, respectively, the Company issued 3,485,418 and 869,122 shares of Class A common stock related to the vesting of RSUs and the exercise of stock options.

5. Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes.

Total securities owned were $16.5 million and $11.1 million as of September 30, 2011 and December 31, 2010, respectively. Securities owned consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Government debt	$16,426	$11,009
Equities	47	87

Total	$16,473	$11,096

As of September 30, 2011, the Company had not pledged any of the securities owned to satisfy deposit requirements at various exchanges or clearing organizations.

6. Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments, which had a fair value of $2.3 million as of September 30, 2011 and $4.6 million as of December 31, 2010, are classified as available-for-sale and accordingly recorded at fair value. Unrealized gains or losses are included as part of “Accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated statements of financial condition.

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

	September 30, 2011	December 31, 2010
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$679,846	$415,520
Receivables from clearing organizations	50,432	48,345
Other receivables from broker-dealers and customers	10,319	6,948
Net pending trades	6,486	1,883
Open derivative contracts	1,767	1,573

Total	$748,850	$474,269

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$619,300	$423,829
Other payables to broker-dealers and customers	16,258	3,449
Payables to clearing organizations	55,313	1,255
Open derivative contracts	—	944

Total	$690,871	$429,477

A portion of these receivables and payables are with Cantor. See Note 10 — “Related Party Transactions,” for additional information related to these receivables and payables. Substantially all open fails to deliver and fails to receive transactions as of September 30, 2011 have subsequently settled at the contracted amounts.

8. Derivatives

The Company has entered into derivative contracts. These derivative contracts primarily consist of interest rate and foreign exchange swaps. The Company enters into derivative contracts to facilitate client transactions, to hedge principal positions and to facilitate hedging activities of affiliated companies.

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

The Company does not designate any derivative contracts as hedges for accounting purposes. FASB guidance requires that an entity recognize all derivative contracts as either assets or liabilities in the unaudited condensed consolidated statements of financial condition and measure those instruments at fair value. The fair value of all derivative contracts is recorded on a net-by-counterparty basis where management believes a legal right to setoff exists under an enforceable netting agreement. Derivative contracts are recorded as part of “Receivables from or payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations.

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,430	$—	$1,573	$—
Foreign exchange swaps	337	—	—	944

	$1,767	$—	$1,573	$944

The notional amounts of the interest rate swaps transactions at September 30, 2011 and December 31, 2010 were $1.3 billion and $1.8 billion, respectively. These represent matched customer transactions settled through and guaranteed by a central clearing organization.

All of the Company’s foreign exchange swaps are with Cantor. The notional amounts of the foreign exchange swap transactions at September 30, 2011 and December 31, 2010 were $246.8 million and $128.8 million, respectively.

The replacement cost of contracts in a gain position at September 30, 2011 was $1.8 million from various counterparties. These counterparties are not rated by a credit rating organization.

As described in Note 14 — “Notes Payable and Collateralized Borrowings,” on July 29, 2011, the Company issued the 4.50% Convertible Notes containing an embedded conversion feature. The conversion feature meets the requirements to be accounted for as an equity instrument, and the Company classifies the conversion feature within additional paid-in capital on the unaudited condensed consolidated statements of financial condition. The embedded conversion feature was measured in the amount of approximately $19.0 million on a pre-tax basis ($16.1 million net of taxes and issuance costs) at the issuance of the 4.50% Convertible Notes as the difference between the proceeds received and the fair value of a similar liability without the conversion feature and is not subsequently remeasured.

Also in connection with the issuance of the 4.50% Convertible Notes, the Company entered into capped call transactions. The capped call meets the requirements to be accounted for as an equity instrument, and the Company classifies the capped call within additional paid-in capital on the Company’s unaudited condensed consolidated statements of financial condition. The purchase price of the capped call resulted in a decrease to additional paid-in capital of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis) at the issuance of the 4.50% Convertible Notes and is not subsequently remeasured.

9. Fair Value of Financial Assets and Liabilities

The following tables set forth by level, within the fair value hierarchy, financial assets and liabilities, including marketable securities and those pledged as collateral, accounted for at fair value under FASB guidance as of September 30, 2011 and December 31, 2010 (in thousands):

	Assets at Fair Value at September 30, 2011 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,430	$—	$—	$1,430
Government debt	16,426	—	—	—	16,426
Securities owned – Equities	47	—	—	—	47
Marketable securities	2,279	—	—	—	2,279
Foreign exchange swaps	—	337	—	—	337

Total	$18,752	$1,767	$—	$—	$20,519

As of September 30, 2011, the Company had no financial liabilities accounted for at fair value.

	Assets at Fair Value at December 31, 2010 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Interest rate swaps	$—	$1,573	$—	$—	$1,573
Government debt	11,009	—	—	—	11,009
Securities owned – Equities	87	—	—	—	87
Marketable securities	4,600	—	—	—	4,600

Total	$15,696	$1,573	$—	$—	$17,269

	Liabilities at Fair Value at December 31, 2010 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$944	$—	$—	$944

Total	$—	$944	$—	$—	$944

(1)	As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

10. Related Party Transactions

Service Agreements

Throughout Europe and Asia, the Company provides Cantor with administrative services, technology services and other support for which it charges Cantor based on the cost of providing such services plus a mark-up, generally 7.5%. In the UK, the Company provides these services to Cantor through Tower Bridge International Services L.P. (“Tower Bridge”). The Company owns 52% of Tower Bridge and consolidates it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net (loss) income attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In the United States (“U.S.”), the Company provides Cantor with technology services for which it charges Cantor based on the cost of providing such services.

The Company, together with other leading financial institutions, formed ELX Futures, L.P. (“ELX”), a limited partnership that has established a fully-electronic futures exchange. ELX is 26.3% owned by the Company and is accounted for under the equity method of accounting. During the nine months ended September 30, 2011, the Company made no cash contributions to ELX. The Company has entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX.

For the three months ended September 30, 2011 and 2010, the Company recognized related party revenues of $15.2 million and $16.4 million, respectively, for the services provided to Cantor and ELX. For the nine months ended September 30, 2011 and 2010, the Company recognized related party revenues pursuant to these agreements of $46.9 million and $48.8 million, respectively. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company.

For the three months ended September 30, 2011 and 2010, the Company was charged $10.1 million and $8.7 million, respectively, for the services provided by Cantor and its affiliates, of which $6.8 million and $5.6 million, respectively, were to cover compensation to leased employees for the three months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, the Company was charged $27.3 million and $26.2 million, respectively, for the services provided by Cantor and its affiliates, of which $18.4 million and $15.7 million, respectively, were to cover compensation to leased employees for the nine months ended September 30, 2011 and 2010. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

As of September 30, 2011 and 2010, Cantor’s share of the net income in Tower Bridge was $1.8 million and $1.4 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

This guaranty agreement expired as the Senior Notes matured on April 1, 2010. Therefore, for the three months ended September 30, 2011 and 2010, as well as the nine months ended September 30, 2011, the Company did not recognize any expense in relation to this guaranty agreement. For the nine months ended September 30, 2010, the Company recognized expense of approximately $0.9 million in relation to this guaranty agreement.

Receivables from and Payables to Related Broker-Dealers

Amounts due from or to Cantor and Freedom International Brokerage are for open derivative contracts and/or transactional revenues under a technology and services agreement with Freedom International Brokerage. These are included as part of “Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of September 30, 2011 and December 31, 2010, the Company had receivables from Cantor and Freedom International Brokerage of $5.6 million and $3.7 million, respectively. As of September 30, 2011 and December 31, 2010, the Company had $0.3 million in receivables from Cantor and $0.9 million in payables to Cantor, respectively, related to open derivative contracts.

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

As of September 30, 2011 and December 31, 2010, the aggregate balance of these employee loans was $179.8 million and $151.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended September 30, 2011 and 2010, was $7.7 million and $9.7 million, respectively. Compensation expense for the nine months ended September 30, 2011 and 2010 was $23.9 million and $28.3 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the unaudited condensed consolidated statements of operations.

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $3.3 million and $3.3 million for the three months ended September 30, 2011 and 2010, respectively. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $9.8 million and $6.6 million for the nine months ended September 30, 2011 and 2010, respectively. See Note 14 — “Notes Payable and Collateralized Borrowings,” for more information.

Newmark Acquisition

On April 28, 2011, BGC announced that it had entered into an agreement to acquire all of the outstanding shares of Newmark & Company Real Estate, Inc. (“Newmark”), a leading U.S. commercial real estate brokerage and advisory firm serving corporate and institutional clients, plus a controlling interest in its affiliated companies, encompassing approximately 425 brokers. CF&Co, an affiliate of Cantor, acted as an advisor to BGC in connection with this transaction. For the three months ended September 30, 2011, the Company recorded approximately $1.4 million for services provided by CF&Co related to this transaction. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

Controlled Equity Offerings/Payment of Commissions to CF&Co

As discussed in Note 4 — “Unit Redemptions and Stock Transactions,” during 2010 and 2011, the Company entered into three controlled equity offering agreements with CF&Co, as the Company’s sales agent. For the three months ended September 30, 2011 and 2010, the Company was charged approximately $0.6 million and $0.2 million, respectively and for the nine months ended September 30, 2011 and 2010, the Company was charged approximately $0.9 million and $0.6 million, respectively, for services provided by CF&Co related to these agreements. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

Cantor Purchase of Cantor Units upon Redemption of Founding/Working Partner Units from BGC Holdings

Cantor has the right to purchase Cantor units from BGC Holdings upon redemption of nonexchangeable founding/working partner units redeemed by BGC Holdings upon termination or bankruptcy of the founding/working partner. Any such Cantor units purchased by Cantor are exchangeable for shares of Class B common stock or, at Cantor’s election or if there are no additional authorized but unissued shares of Class B common stock, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments). As of September 30, 2011, BGC Holdings had the right to redeem an aggregate of 443,939 nonexchangeable founding/working partner units and Cantor will have the right to buy the equivalent number of Cantor units on terms yet to be determined.

BGC Partners’ Acquisition of CantorCO2e, L.P.

On August 2, 2011, the Company’s Board of Directors and Audit Committee approved the Company’s acquisition from Cantor of its North American environmental brokerage business, CantorCO2e, L.P. (“CO2e”). On August 9, 2011, the Company completed the acquisition of CO2e from Cantor for the assumption of approximately $2.0 million of liabilities and announced the launch of BGC Environmental Brokerage Services. Headquartered in New York, BGC Environmental Brokerage Services focuses on environmental commodities, offering brokerage, escrow and clearing, consulting, and advisory services to clients throughout the world in the industrial, financial and regulatory sectors.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets, of up to $5.0 million in the aggregate; such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $2.0 million increase in this amount was authorized on November 1, 2010. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the nine months ended September 30, 2011 and 2010, the Company made $1.3 million and $1.8 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of September 30, 2011, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

The Company is authorized to enter into an indemnity agreement with Cantor with respect to the guarantee by Cantor of any liabilities associated with our application for a brokering license in China.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company will be utilized to determine the shares of profit or loss allocated to each for the period. During the nine months ended September 30, 2011, the Company recognized its share of foreign exchange loss of $0.7 million. This loss is included as part of “Other expenses” in the unaudited condensed consolidated statements of operations.

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

On May 5, 2011, the Company issued 9,000,000 shares of Class A common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. Substantially all of these shares have been included on a registration statement for resale by various partner distributees and charitable organizations which may receive donations from Cantor. In addition, on May 6, 2011, the Company issued 9,000,000 shares of Class B common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. All of these shares are restricted securities. These issuances did not change the fully diluted number of shares outstanding. As a result of these exchanges and the transactions described above, as of September 30, 2011 Cantor held an aggregate of 47,862,204 Cantor units.

On July 2, 2010, the Company filed a resale Registration Statement on Form S-3 (the “July 2, 2010 Resale Registration Statement”) with respect to 3,500,000 shares of Class A common stock that may be sold by Cantor for the account of certain retained and founding/working partners and/or by such retained and founding/working partners, as distributees of shares of Class A common stock from Cantor, from time to time on a delayed or continuous basis. On September 3, 2010, the Company filed Amendment No. 1 to the July 2, 2010 Resale Registration Statement to update the number of shares that may be sold under the Resale Registration Statement to 3,646,055, excluding 53,945 of the distribution rights shares distributed to Stephen M. Merkel, the Company’s Executive Vice President, General Counsel & Secretary, and repurchased by the Company, but including 200,000 shares contributed by Cantor to the Relief Fund. On October 1, 2010, the Company filed Amendment No. 2 to the Resale Registration Statement, updating the number of shares that may be sold under the Resale Registration Statement to 3,494,891, including 61,817 shares that could be sold by the Relief Fund after the Relief Fund sold 138,183 shares to Mr. Lutnick and his accounts. The July 2, 2010 Resale Registration Statement, as amended, was declared effective by the SEC on October 12, 2010. On November 22, 2010, the Company filed a prospectus supplement to the Resale Registration Statement, primarily to include the names of additional selling stockholders and revise other information, as appropriate. The prospectus supplement to the Resale Registration Statement included 48,149 shares for the Relief Fund and reflected the Relief Fund’s sale of an additional 13,668 shares to Mr. Lutnick and his accounts on November 3, 2010. The primary purposes of the Resale Registration Statement are to enable retained and founding/working partners to resell certain distribution rights shares which they have a right to acquire from Cantor and to enable the Relief Fund to sell certain shares of Class A common stock donated to it by Cantor. The Company is bearing all of the expenses of the Resale Registration Statement and sale of the shares, except selling stockholders are paying their own commissions for the sale of their shares. While Cantor is nominally listed as a selling stockholder, it has not and will not sell any shares for its own account under the Resale Registration Statement.

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

On August 19, 2010, the Company completed the acquisition of Mint Partners (see Note 13 — “Goodwill and Other Intangible Assets, Net”). In connection with this acquisition, the Company paid an advisory fee of $0.7 million to CF&Co. This fee was recorded as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

During 2010, two founding/working partners of BGC Holdings offered to donate shares of Class A common stock, receivable pursuant to the separation and merger, to the Relief Fund. These donations were in connection with the Company’s annual Charity Day. The aggregate 1,157,902 shares of Class A common stock donated by the founding/working partners consisted of the following: (i) a donation by one partner of 303,951 shares on April 26, 2010, 400,000 shares on August 12, 2010 and 150,000 shares on December 17, 2010, which shares were issued by the Company upon exchange of founding/working partner units that the partner received in connection with the separation and merger and (ii) a donation of 303,951 shares by a second partner on April 26, 2010 which were issued by the Company upon exchange of founding/working partner units that the partner received in connection with the separation and merger. These donations cover approximately $7.4 million of the final net proceeds raised by the employees of the Company on its annual Charity Day which represents the non-cash settlement of a portion of the Company’s liability. On April 26, 2010, the Company repurchased, at a price of $6.58 per share from the Relief Fund, such 607,902 shares of the Company’s Class A common stock. On August 12, 2010, the Company repurchased, at a price of $5.29 per share from the Relief Fund, such 400,000 shares of the Company’s Class A common stock.

On February 17, 2011, Howard W. Lutnick, the Company’s Chief Executive Officer, exercised an employee stock option with respect to 1,500,000 shares of Class A common stock at an exercise price of $5.10 per share. The exercise price was paid in cash from Mr. Lutnick’s personal funds.

During the three months ended September 30, 2011, other executive officers of the Company exercised employee stock options with respect to 15,219 shares of Class A common stock at an average exercise price of $5.10 per share. During the nine months ended September 30, 2011, these executive officers of the Company exercised employee stock options with respect to 106,533 shares of Class A common stock at an average exercise price of $5.10 per share. A portion of these shares were withheld to pay the option exercise price and the applicable tax obligations. The executives sold 6,454 of these shares to the Company at an average price of $8.50 per share.

On April 19, 2011, the Company repurchased 7,991 shares of Class A common stock, at an average price of $8.94 per share, from one of the Company’s directors.

On June 21, 2011, the Company filed a resale registration statement on Form S-3 (the “June 21, 2011 Resale Registration Statement”) with respect to 9,440,317 shares of Class A common stock that may be sold from time to time on a delayed continuous basis by (i) Cantor for the account of certain retained and founding/working partners, and/or by such retained and founding/working partners, as distributees of shares of Class A common stock from Cantor, (ii) charitable organizations that receive donations of shares from Cantor, and (iii) the Relief Fund with respect to the shares donated by the Company to it in connection with the Company’s Charity Day. The June 21, 2011 Resale Registration Statement was declared effective by the SEC on June 24, 2011.

On August 8, 2011, the Company filed Amendment No. 1 to the June 21, 2011 Resale Registration Statement to update the number of shares to be registered in connection with distribution rights that were granted by Cantor to certain current and former partners, as well as shares donated to the Relief Fund. The amended registration statement related to 3,315,728 shares that had already been distributed by Cantor to partners; 5,680,903 shares that could in the future be distributed by Cantor to partners or donated by Cantor to charitable organizations; and 443,686 shares that were donated by the Company on May 9, 2011 to the Relief Fund in connection with the Company’s annual Charity Day. The June 21, 2011 Resale Registration Statement, as amended, was declared effective by the SEC on August 17, 2011.

During the three months ended September 30, 2011, three partners of BGC Holdings offered to donate shares of Class A common stock to the Relief Fund. These donations were in connection with the Company’s annual Charity Day. The aggregate 995,911 shares of Class A common stock donated by the three partners were issued by the Company on July 27, 2011. These donations of approximately $8.2 million were used to satisfy a portion of the Company’s liability associated with its annual Charity Day.

11. Investments

The Company’s investments consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Equity method investments	$21,783	$25,107

The Company’s share of losses related to its investments was $1.7 million and $1.6 million for the three months ended September 30, 2011 and 2010, respectively. The Company’s share of losses related to its investments was $4.7 million and $5.1 million for the nine months ended September 30, 2011 and 2010, respectively. The Company’s share of the losses is recorded under the caption “Losses on equity investments” in the accompanying unaudited condensed consolidated statements of operations.

12. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Computer and communications equipment	$191,867	$183,075
Software, including software development costs	133,098	118,448
Leasehold improvements and other fixed assets	104,608	102,344

	429,573	403,867
Less: accumulated depreciation and amortization	300,340	270,439

Fixed assets, net	$129,233	$133,428

Depreciation expense was $8.5 million and $8.4 million for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense was $25.2 million and $25.6 million for the nine months ended September 30, 2011 and 2010, respectively. Depreciation is included as part of “Occupancy and equipment” in the accompanying unaudited condensed consolidated statements of operations.

In accordance with FASB guidance, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended September 30, 2011 and 2010, software development costs totaling $4.6 million and $3.4 million, respectively, were capitalized. For the nine months ended September 30, 2011 and 2010, software development costs totaling $11.5 million and $11.7 million, respectively, were capitalized. Amortization of software development costs totaled $2.8 million and $2.8 million for the three months ended September 30, 2011 and 2010, respectively and $8.4 million and $9.1 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

Impairment charges of $0.3 million and $0.6 million were recorded for the three and nine months ended September 30, 2011, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. The Company did not recognize any impairment charges for the three and nine months ended September 30, 2010. Impairment charges related to capitalized software and fixed assets are recorded under the caption “Occupancy and equipment” in the accompanying unaudited condensed consolidated statements of operations.

13. Goodwill and Other Intangible Assets, Net

In August 2010, the Company completed the acquisition of various assets and businesses of Mint Partners and Mint Equities (“Mint Partners”), a British financial institution and interdealer broker with offices in London, Dubai and New York. The total purchase price of Mint Partners was $11.2 million. The excess purchase price over the fair value of the tangible assets acquired and the liabilities assumed of $8.0 million has been recorded as goodwill. The acquisition price included shares with an approximate fair value of $3.2 million and REUs with an approximate fair value of $3.6 million that may be issued contingent on certain revenue targets being met.

The results of operations of Mint Partners have been included in the Company’s unaudited condensed consolidated financial statements subsequent to the date of the acquisition.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 were as follows (in thousands):

Goodwill
Balance at December 31, 2010	$82,853
Cumulative translation adjustment	(1,202)

Balance at September 30, 2011	$81,651

Other intangible assets consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Definite life intangible assets:
Patents	$37,962	$37,278
Customer base/relationships	15,293	15,603
Internally developed software	5,722	5,722
All other	5,410	5,337

Total gross definite life intangible assets	64,387	63,940
Less: accumulated amortization	(54,359)	(51,837)

Net definite life intangible assets	10,028	12,103

Indefinite life intangible assets:
Horizon license	1,500	1,500

Total net intangible assets	$11,528	$13,603

Intangible amortization expense was $0.8 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively, and $2.6 million and $2.9 million for the nine months ended September 30, 2011 and 2010, respectively. Intangible amortization is included as part of “Other expenses” in the accompanying unaudited condensed consolidated statements of operations.

14. Notes Payable and Collateralized Borrowings

Notes payable and collateralized borrowings consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
8.75% Convertible Notes	$150,000	$150,000
4.50% Convertible Notes	137,959	—
Collateralized borrowings	48,712	39,258

Total	$336,671	$189,258

Senior Notes and Convertible Notes

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of its senior notes (the “Senior Notes”) to a number of investors. The Senior Notes incurred interest semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision as discussed in Note 10 — “Related Party Transactions”). The Senior Notes matured on April 1, 2010. Therefore, the Company did not record any interest expense related to the Senior Notes for the three months ended September 30, 2010 or 2011. During the three months ended March 31, 2010, the Company recorded interest expense related to the Senior Notes of $1.9 million prior to their maturity on April 1, 2010.

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity the Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are currently convertible into approximately 22.3 million shares of Class A common stock. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

The Company recorded interest expense related to the 8.75% Convertible Notes of $3.3 million for each of the three months ended September 30, 2011 and 2010, and $9.8 million and $6.6 million for the nine months ended September 30, 2011 and 2010, respectively. The conversion rate of the BGC Holdings Notes into BGC Holdings exchangeable limited partnership interests and the conversion rate of the 8.75% Convertible Notes into shares of Class A common stock are subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”). The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible

Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $2.0 million for the three and nine months ended September 30, 2011.

The 4.50% Convertible Notes are convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of Notes, subject to adjustment in certain circumstances. This conversion rate is equal to a conversion price of approximately $9.84 per share, a 20% premium over the $8.20 closing price of BGC’s Class A common stock on the NASDAQ on July 25, 2011. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. The 4.50% Convertible Notes are currently convertible into approximately 16.3 million shares of Class A common stock.

As prescribed by FASB guidance, Debt, the Company recognized the value of the embedded conversion feature as an increase to additional paid-in capital of approximately $19.0 million on a pre-tax basis ($16.1 million net of taxes and issuance costs). The embedded conversion feature was measured as the difference between the proceeds received and the fair value of a similar liability without the conversion feature. The value of the conversion feature is treated as a debt discount and reduced the initial carrying value of the 4.50% Convertible Notes to $137.2, net of debt issuance costs of $3.8 allocated to the debt component of the instrument. The discount will be amortized as interest cost and the carrying value of the notes will accrete up to the face amount over the term of the notes.

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected generally to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions (which corresponds to the initial conversion price of the 4.50% Convertible Notes and is subject to certain adjustments similar to those contained in the 4.50% Convertible Notes). The capped call transactions have a cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011). The purchase price of the capped call resulted in a decrease to additional paid-in capital of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover 16,260,160 shares of BGC’s Class A common stock.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Principal amount of debt component	$160,000	$ —	$150,000	$150,000
Unamortized discount	(22,041)	—	—	—
Carrying amount of debt component	137,959	—	150,000	150,000
Carrying amount of equity component	18,972	—	—	—
Effective interest rate	7.61%	—	8.75%	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	—	4/15/2015	4/15/2015
Conversion price	$ 9.84	—	$ 6.73	$ 6.88
Number of shares to be delivered upon conversion	16,260,160	—	22,275,230	21,805,897
Amount by which the notes’ if-converted value exceeds their principal amount	$ —	$ —	$ —	$ 31,207

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the three months ended		For the three months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Coupon interest	$1,240.0	$—	$3,281.2	$3,281.2
Amortization of discount	792.2	—	—	—

Total interest expense	$2,032.2	$—	$3,281.2	$3,281.2

Collateralized Borrowings

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement are repayable in 36 consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the secured loan arrangement was $6.8 million as of September 30, 2011 and $11.6 million as of December 31, 2010. The value of the fixed assets pledged was $6.1 million as of September 30, 2011 and $9.6 million as of December 31, 2010. The secured loan arrangement is guaranteed by the Company. The Company recorded interest expense related to the secured loan arrangement of $0.2 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, and $0.6 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively.

During the three months ended September 30, 2011, the Company entered into a secured financing agreement, whereby the Company borrowed approximately $16.6 million (approximately $16.4 million after transaction costs) from a third party in exchange for a security interest in certain computer equipment, furniture, software and related peripherals. The principal and interest on this secured loan arrangement are repayable in consecutive monthly installments, of which approximately $4.9 million is payable over 36 months at a fixed rate of 5.35% per annum and approximately $11.7 million is repayable over 48 months at a fixed rate of 5.305% per annum. The outstanding balance of the secured financing arrangement was $16.4 million as of September 30, 2011. The value of the assets pledged was $14.3 million as of September 30, 2011. The secured loan arrangement is guaranteed by the Company. Interest expense related to the secured financing arrangement was immaterial for the three and nine months ended September 30, 2011.

On various dates during 2010 and continuing through September 30, 2011, the Company sold certain furniture, equipment and software for $34.2 million, net of costs, and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $25.4 million as of September 30, 2011. The Company recorded interest expense of $0.4 million and $1.1 million for the three and nine months ended September 30, 2011, respectively. Interest expense related to this secured financing arrangement was immaterial for the three and nine months ended September 30, 2010. Because assets revert back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the unaudited condensed consolidated statements of financial condition as a financing obligation, and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

Credit Agreement

On June 23, 2011, the Company entered into a $130.0 million credit agreement (the “Credit Agreement”) which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013. Borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the prime rate as established by the Administrative Agent from time to time, (ii) the average federal funds rate plus 0.5%, and (iii) the reserve adjusted one-month LIBOR reset daily plus 1.0%, or (b) the reserve adjusted LIBOR for interest periods of one, two, three or six months, as selected by the Company, in each case plus an applicable margin. The applicable margin will initially be 2.0% with respect to base rate borrowings in (a) above and 3.0% with respect to borrowings selected as LIBOR borrowings in (b) above, but may increase to a maximum of 3.0% and 4.0%, respectively, depending upon the Company’s credit rating. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain financial covenants, including minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. The Credit Agreement also contains certain other affirmative and negative covenants. As of September 30, 2011, there were no borrowings outstanding under the Credit Agreement.

15. Compensation

Compensation Arrangements, Redemptions, and Related Charges

In March 2010, the Company began a global partnership redemption and compensation restructuring program to enhance the Company’s employment arrangements by leveraging the Company’s unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in limited partnership units and to other contractual modifications sought by the Company. Also as part of this program, the Company redeemed limited partnership units and founding/working partner units for cash and/or other units and granted exchangeability to certain units. At the same time, the Company sold shares of Class A common stock under its controlled equity offering (see Note 4 — “Unit Redemptions and Stock Transactions”).

In connection with the global partnership redemption and compensation program, the Company granted exchangeability on limited partnership units of 7.2 million units and 0.3 million units for the three months ended September 30, 2011 and September 30, 2010, respectively, for which the Company incurred compensation expense of approximately $50.4 million and $1.5 million, respectively. These expenses are included in “Compensation and employee benefits” in the accompanying unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2010, the Company completed the global compensation restructuring related to the modification of pre-merger contractual arrangements which accelerated the amortization of the associated deferred compensation expense. As a result, the Company incurred a one-time compensation charge of $41.3 million. Additionally, during the nine months ended September 30, 2011 and 2010, the Company granted exchangeability on 10.9 million and 6.7 million limited partnership units for which the Company incurred compensation expense of $84.4 million and $40.9 million, respectively. These expenses are also included in “Compensation and employee benefits” in the unaudited condensed consolidated statements of operations.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2010	4,271,429	$4.13	0.87
Granted	1,227,712	8.37
Delivered units	(1,839,787)	3.73
Forfeited units	(554,614)	3.45

Balance at September 30, 2011	3,104,740	$5.83	1.55

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

During the nine months ended September 30, 2011 and 2010, the Company granted 1.2 million and 1.9 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $10.3 million and $9.4 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two-, three- or four-year period.

As of September 30, 2011 and 2010, the aggregate estimated grant date fair value of outstanding RSUs was approximately $18.1 million and $19.0 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $2.7 million and $2.0 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $6.9 million and $5.7 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was approximately $13.1 million of total unrecognized compensation expense related to unvested RSUs.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2010	10,379,540	$12.34	3.25	$6,626,196
Exercised options	(1,963,031)	5.1
Forfeited options	(74,148)	19.88

Balance at September 30, 2011	8,342,361	$13.98	3.10	$79,789

Options exercisable at September 30, 2011	8,342,361	$13.98	3.10	$79,789

The Company did not grant any stock options during the nine months ended September 30, 2011 and 2010. The Company did not record any compensation expense related to stock options for the nine months ended September 30, 2011 and 2010. As of September 30, 2011, there was no unrecognized compensation expense related to unvested stock options.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

	Number of Units	Notional Value
Balance at December 31, 2010	40,851,365	$42,873,120
Granted	17,757,963	7,413,045
Redeemed units	(6,887,522)	(5,663,468)
Forfeited units	(5,831,484)	(6,571,261)

Balance at September 30, 2011	45,890,322	$38,051,436

The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of approximately $3.4 million and $1.6 million for the three months ended September 30, 2011 and 2010, respectively. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed, of $6.7 million and $7.2 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the aggregate fair value of limited partnership units held by executives and non-executive employees was approximately $15.5 million and $8.7 million, respectively.

Business Partner Warrants

A summary of the activity associated with business partner warrants is as follows (warrants in thousands):

	Warrants	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2010	653	$10.36
Expired warrants	(478)	10.95

Balance at September 30, 2011	175	$8.75	0.89

The Company did not recognize any expense related to the business partner warrants for the three and nine months ended September 30, 2011 and 2010, respectively.

16. Commitments, Contingencies and Guarantees

Commitments

In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. The liability for future lease payments, net of anticipated sublease rental income, was approximately $4.5 million and $0.7 million, as of September 30, 2011 and December 31, 2010, respectively, and is included as part of “Accounts payable, accrued and other liabilities” in the accompanying unaudited condensed consolidated statements of financial condition. The lease liability takes into consideration various assumptions, including prevailing rental rates.

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

On February 3, 2010, TT filed another civil action against the Company in the Northern District of Illinois, alleging direct and indirect infringement of three additional patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411 by the eSpeedometer product. On June 24, 2010, TT filed a Second Amended Complaint to add certain of our affiliates. On May 25, 2011, TT filed a Third Amended Complaint substituting certain of our affiliates for the previously-named defendants. On June 15, 2011, TT filed a Fourth Amended Complaint adding claims of direct and indirect infringement of six additional U.S. Patents Nos. 7,685,055, 7,693,768, 7,725,382, 7,813,996, 7,904,374, and 7,930,240. On October 3, 2011 we filed an answer and counterclaims. Presently pending before the court are motions for summary judgment challenging the validity of several of the patents asserted by TT.

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

The parties stipulated to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265) — two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA did consolidate them. BGC Financial and the employees filed their Statement of Answer and BGC’s Statement of Counterclaim. Tullett Liberty responded to BGC’s Counterclaim. Tullett filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area. Tullett has agreed to add these claims to the FINRA Arbitration. Tullett and the Company have also agreed to join Tullett’s claims against BGC Capital Markets, L.P. to the FINRA Arbitration. The hearings in the FINRA Arbitration and the arbitrations consolidated therewith are scheduled to begin in 2012.

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

In response to a BGC motion, Tullett filed its First Amended Complaint (the “Amended New Jersey Complaint”), which largely repeated the allegations of injury and the claims asserted in the initial complaint. The Amended New Jersey Complaint incorporates the damages sought in the FINRA Arbitration, repeats many of the allegations raised in the FINRA Arbitration and also references hiring of employees of Tullett affiliates by BGC Partners or BGC Partners’ affiliates overseas, for which Tullett and/or the Tullett Subsidiaries have filed suit outside of the United States, including one in the High Court in London and another commenced by a Tullett affiliate against seven of our brokers in Hong Kong, on which we may have certain indemnity obligations. In the London action, the High Court found liability for certain of BGC Partners’ actions, affirmed on appeal, and the case was settled during the damages hearing thereafter. BGC Partners moved to dismiss the Amended New Jersey Complaint, or in the alternative, to stay the action pending the resolution of the FINRA Arbitration. In that motion, BGC Partners argued that Tullett lacked standing to pursue its claims, that the court lacked subject matter jurisdiction and that each of the causes of action in the Amended New Jersey Complaint failed to state a legally sufficient claim. On June 18, 2010, the District Court ordered that the First Amended Complaint be dismissed with prejudice. Tullett appealed. On May 13, 2011, the United States Court of Appeals for the Third Judicial Circuit affirmed the decision of the District Court dismissing the case with prejudice. Subsequently, Tullett has filed a complaint against BGC Partners in New Jersey state court alleging substantially the same claims. The New Jersey state action also raises claims related to employees who decided to terminate their employment with Tullett and join BGC Partners subsequent to the federal complaint. BGC has moved to stay the New Jersey state action and has also moved to dismiss certain of the claims asserted therein.

Subsidiaries of Tullett filed additional claims with FINRA on April 4, 2011, seeking unspecified damages and injunctive relief against BGC Financial, L.P. (“BGC Financial”), an affiliate of BGC Partners, and nine additional former employees of the Tullett subsidiaries alleging similar claims related to BGC Financial’s hiring of those nine employees in 2011. These claims have not been consolidated with the other FINRA proceedings. BGC Financial and those employees filed their Statement of Answer and the employees’ Statement of Counterclaims, and the Tullett subsidiaries responded to the employees’ counterclaims.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2011, the Company was contingently liable for $1.6 million under these letters of credit.

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

17. Income Taxes

The accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners, (see Note 2 — “Limited Partnership Interests in BGC Holdings” for discussion of partnership interests) rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. No deferred U.S. federal income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Effective January 1, 2007, the Company, adopted FASB guidance on Accounting for Uncertainty in Income Taxes. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2011, the Company had $2.6 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. During the three and nine months ended September 30, 2011, the Company did not have any material charges with respect to interest and penalties.

18. Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2011, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the U.K. Financial Services Authority (the “FSA”) and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of September 30, 2011, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2011, $341.8 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $161.2 million.

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

Geographic Information

The Company offers products and services in the UK, U.S., France, Asia (including Australia), Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three and nine months ended September 30, 2011 and 2010, respectively, and information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, fixed assets, net, certain other investments, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in the geographic areas as of September 30, 2011 and December 31, 2010, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
United Kingdom	$154,892	$132,157	$474,249	$422,312
United States	100,032	101,102	288,169	294,897
France	34,080	25,637	97,356	93,281
Asia	63,769	48,957	182,276	149,869
Other Americas	11,671	10,698	34,635	26,986
Other Europe/MEA	15,491	7,951	32,831	22,012

Total revenues	$379,935	$326,502	$1,109,516	$1,009,357

	September 30, 2011	December 31, 2010
Long-lived assets:
United Kingdom	$144,657	$151,132
United States	192,178	169,399
France	11,858	11,706
Asia	52,014	44,229
Other Europe/MEA	9,798	3,509
Other Americas	20,042	21,128

Total long-lived assets	$430,547	$401,103

20. Subsequent Events

Third Quarter Dividend

On October 26, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share payable on November 28, 2011 to Class A and Class B common stockholders of record as of November 14, 2011.

Newmark Acquisition

On October 14, 2011, BGC completed the acquisition of all of the outstanding shares of Newmark, a leading U.S. commercial real estate brokerage and advisory firm serving corporate and institutional clients, plus a controlling interest in its affiliated companies, encompassing approximately 425 brokers. Newmark operates as “Newmark Knight Frank” in the U.S. and is associated with London-based Knight Frank. Headquartered in New York, Newmark has offices in over 40 key markets.

The aggregate purchase price paid by BGC to the former shareholders of Newmark consisted of approximately $63.0 million in cash and approximately 339 thousand shares of BGC’s Class A common stock. The former shareholders of Newmark will also be entitled to receive up to an additional approximately 4.83 million shares of BGC’s Class A common stock over a five-year period if Newmark achieves certain enumerated gross revenue targets post-closing. The former shareholders of Newmark have also agreed to transfer their interests in certain other related companies for nominal consideration at the request of BGC. All of the former shareholders of Newmark have agreed to provide services to affiliates of BGC commencing at the closing. CF&Co, an affiliate of Cantor, acted as an advisor to BGC in connection with this transaction.

Shares Issued under CEO

During the period from October 1, 2011 through October 31, 2011, the Company issued, pursuant to its current controlled equity offering, 1,475,000 shares of Class A common stock related to exchanges and redemptions of limited partnership interests as well as for general corporate purposes.

Stock Repurchase and Unit Redemption Authorization

As of September 30, 2011, the Company had approximately $31.2 million remaining from its $100 million share repurchase and unit redemption authorization. On October 26, 2011, the Company’s Board of Directors increased BGC Partners’ share repurchase and unit redemption authorization to $100 million.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2011 and 2010 and as of September 30, 2011. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview and Business Environment

BGC Partners is a leading global brokerage company primarily servicing the wholesale financial markets. The Company specializes in the brokering of a broad range of financial products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commercial real estate, property derivatives, commodities, futures, structured products and other instruments. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or, in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its eSpeed and BGC Trader™ brands, BGC Partners uses its technology to operate multiple buyer, multiple seller real-time electronic marketplaces for many of the world’s most liquid capital markets. BGC Partners’ neutral platform, reliable network, straight-through processing and superior products make it the trusted source for electronic trading for the world’s largest financial firms. Through its BGC Market Data brand, the Company also offers globally distributed and innovative market data and analysis products for numerous financial instruments and markets. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments and investment firms. Named after fixed income trading innovator B. Gerald Cantor, BGC, following the acquisition of Newmark, has offices in over 35 major commercial centers, including New York and London, as well as in Atlanta, Beijing, Boston, Chicago, Copenhagen, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

The financial intermediary sector has been a competitive area that has had strong revenue growth over the past decade due to several factors. One factor is the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing users to protect gains and/or guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. Over the past decade, demand from financial institutions, financial services intermediaries and large corporations has increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

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

From the second half of 2008, and through the first three quarters of 2009, the onset of the credit crisis and ensuing global economic slowdown resulted in an industry-wide slowdown in growth or outright decline in the volumes for many of the OTC and listed products we broker. Beginning in December 2009, and continuing through the third quarter of 2011, industry-wide monthly volumes for many of the products we broker once again increased year-over-year. These industry volumes are generally good proxies for the volumes in our Rates, Foreign Exchange, and Equities and Other Asset Classes brokerage businesses.

BGC Growth Drivers

As a wholesale intermediary, our business is driven by several key drivers in addition to those listed above. These include: overall industry volumes in the markets in which we broker, the size and productivity of our front-office headcount (sales people and brokers alike), regulatory issues, and the percentage of our revenues related to fully electronic brokerage.

Many of these main drivers had a positive impact on our results in the third quarter and first nine months of 2011 compared to the year earlier period.

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

Rates Volumes and Volatility

BGC’s Rates business is particularly influenced by the level of sovereign debt issuance globally, and during 2010 and 2011, this issuance has continued to grow substantially. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), gross U.S. Treasury issuance, excluding bills, during 2010 increased by approximately 5% compared to 2009, and was more than 2.2 times the level for 2008. Largely as a result of this increase, the U.S. Federal Reserve reported that U.S. Treasury average daily volumes traded by primary dealers increased by 17% year-over-year in the third quarter of 2011. Because we have a broader customer base than just primary dealers, and because of increased fully electronic trading by our clients across several desks, BGC’s fully electronic Rates volumes increased by 34% year-over-year in the third quarter of 2011.

Analysts and economists expect sovereign debt issuance to remain at these high levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For instance, according to the Congressional Budget Office (the “CBO”), U.S. federal debt will be 67% of GDP at the end of fiscal year 2011, versus 36% at the end of fiscal year 2007. The CBO currently estimates that U.S. federal debt will remain at or above these levels for at least the next several years. Similarly, the European Commission says that, in the aggregate, European Union (“EU”) government debt as a percent of GDP will increase from 59% in 2007 to 83% by 2012. For certain EU countries, the Commission expects this figure to be over 100% for the next few years.

Credit Volumes

The cash portion of BGC’s Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. BGC’s Credit revenues increased by 13.0% in the third quarter of 2011 compared to a year earlier, despite an industry-wide softening in corporate bond and credit derivative activity. For example, in the third quarter of 2011 TRACE eligible corporate securities volumes were down 4.2% year-over-year. Although overall credit default swap (“CDS”) market activity remains below its 2008 peak, the notional value of CDS on government bonds increased due to concern by market participants over the large deficits facing various governments. The uncertainty caused by these sovereign fiscal issues positively impacted volumes, and thus our revenues in our sovereign CDS, Rates and Foreign Exchange (“FX”) businesses.

Foreign Exchange Volumes

The overall FX market continued to grow year-over-year in the third quarter of 2011, as credit is returning for many local banks that trade foreign exchange, particularly in emerging markets. CLS Group (“CLS”), which settles the majority of bank-to-bank spot and forward FX transactions, reports that its average daily value traded grew by 25% year-over-year in the third quarter of 2011. With respect to BGC’s FX business, our revenues compared favorably to corresponding industry figures in the third quarter of 2011: our foreign exchange revenues were up 37.5% compared to the third quarter of 2010.

Equity-Related Volumes and Volatility

BGC’s revenues from Equities and Other Asset Classes were impacted in the third quarter of 2011 in part by trends in cash equity, equity derivatives and energy related volumes. For example, during the third quarter of 2011, overall European and U.S. equity-related volumes were generally up year-over-year, driven by volatility stemming from recent economic uncertainty and the continuing sovereign debt issues. For example, equity derivatives volumes (including indices) as reported by the Options Clearing Corporation, Eurex, and Euronext were up by approximately 48%, 12% and 7% year-on-year, respectively. Energy and commodity volumes as reported by ICE and CME were generally up year-over-year during this timeframe. Overall, industry volumes had a positive effect on BGC’s Equities and Other Asset Classes business during the quarter. We also benefitted from the addition of assets from Mint Partners and from the ramp-up of other equities desk personnel hired at the end of 2009 and in 2010. Overall, BGC’s Equities and Other Asset Classes business grew by 56.6% year-over-year in the third quarter.

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

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers which dominate the OTC markets had generally been hesitant in adopting e-broking. However, in recent years, hybrid and fully electronic inter-dealer OTC markets for products, including CDS indices, FX options, and most recently interest rate swaps, have sprung up as banks and dealers have become more open to e-broking and as firms like BGC have invested in the kinds of technology favored by our customers. Pending regulation in Europe and the U.S. regarding banking, capital markets, and OTC derivatives is likely to only hasten the spread of fully electronic trading.

The combination of more market acceptance of hybrid and fully electronic trading and BGC Partners’ competitive advantage in terms of technology and experience has contributed to our strong gains in e-broking. During the third quarter of 2011, we continued to invest in hybrid and fully electronic technology broadly across our product categories.

This is largely why BGC’s third quarter of 2011 fully electronic volumes were up 33% and quarterly fully electronic brokerage revenues increased by 34.5% year-over-year. E-broking represented 9.6% of brokerage revenues in the third quarter of 2011, compared with 8.7% in the year earlier period.

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

From time to time, we and our “associated persons” have been and are subject to periodic examinations, inspections and investigations that have and may result in significant costs and possible disciplinary actions by the Securities and Exchange Commission (“SEC”), the Commodities Futures Trading Commission (“CFTC”), the U.K. Financial Services Authority (“FSA”), self-regulatory organizations and state securities administrators. Currently, we and certain other inter-dealer brokers are being investigated by the SEC with respect to trading practices and the Company and/or its executives are being questioned by the FSA with respect to certain matters relating to prior litigation.

The FSA’s biennial Advanced, Risk-Responsive Operating Frame Work (“ARROW”) risk assessment of our UK group’s regulated businesses identified certain weaknesses in our UK group’s risk, compliance and control functionality, including governance procedures. Consequently, the FSA has made a number of requests and imposed certain requirements, restrictions and limitations, and may impose additional requirements, restrictions and limitations, to enhance our regulatory compliance and controls.

Specifically, as discussed in recent meetings with our senior management, the FSA has made the following requests and imposed the following requirements, restrictions and limitations. The FSA has raised certain concerns with respect to our risk management policies and procedures relating to our anti-money laundering, anti-bribery, and corruption and fraud prevention systems and controls. The FSA has requested, and we have provided, an assessment of the appropriateness of the scope and structure of the businesses in our UK group and of those in Cantor and its UK entities (the “Cantor UK group”), and may request or require other changes to the structure of our UK group and the Cantor UK group. In response to the FSA’s request, we have agreed to a voluntary limitation on closing acquisitions of new businesses regulated by the FSA or entering into new regulated business lines, which may have a temporary impact on our ability to add businesses to our UK group, and the FSA may request additional restrictions and limitations. The FSA has increased the liquidity and capital requirements of certain of our UK group’s and the Cantor UK group’s existing FSA-regulated businesses, and has requested that we review and enhance our policies and procedures relating to assessing risks and our liquidity and capital requirements. The FSA has further requested detailed contingency planning steps to determine the stand-alone viability of each of the businesses in our UK group and the Cantor UK group as well as a theoretical orderly wind-down scenario for these businesses. The FSA has advised us that it expects our UK group to implement a large-scale program of remediation to address the foregoing with most of such remediation efforts to be completed by December 31, 2011. The FSA has provided a meeting schedule during the remediation to allow for close and continuous supervision of developments and progress against our proposed timelines. In accordance with its normal process, the FSA has provided us with a written mitigation program regarding the foregoing.

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

Liquidity and Capital Resources

During the three months ended June 30, 2011, the Company entered into a Credit Agreement which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013 (for a detailed description of this facility, see Note 14 — “Notes Payable and Collateralized Borrowings”). The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of October 31, 2011, the Company had $15.0 million in borrowings outstanding under the Credit Agreement.

In addition, on July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of the 4.50% Convertible Notes. For a complete description of these notes, see Note 14 — “Notes Payable and Collateralized Borrowings.”

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

The net proceeds from this offering were approximately $144.2 million after deducting the initial purchasers’ discounts and commissions, estimated offering expenses and the cost of the capped call transactions. The Company expects to use the net proceeds from the offering for general corporate purposes, which may include financing acquisitions.

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

As of September 30, 2011, our front-office headcount was up by 3% year-over-year to 1,774 brokers and salespeople. For the three months ended September 30, 2011, average revenue generated per broker or salesperson was approximately $209,170, up approximately 14% from the three months ended September 30, 2010 when it was approximately $183,000.

Our revenue per front-office employee tends to decline following periods of rapid headcount growth. This is because our newer revenue producers generally achieve higher productivity levels in their second year with the Company. We expect the productivity of our newer brokers and salespeople throughout the Company to improve, especially in our newest offices in Brazil, Russia, and China, as well as our new employees who joined with respect to our most recent acquisitions.

On October 14, 2011, BGC completed the acquisition of all of the outstanding shares of Newmark, a leading U.S. commercial real estate brokerage and advisory firm serving corporate and institutional clients, plus a controlling interest in its affiliates, encompassing approximately 425 brokers. Newmark operates as “Newmark Knight Frank” in the U.S. and is associated with London-based Knight Frank. Headquartered in New York, Newmark has offices in over 40 key markets.

The acquisition is expected to be accretive to BGC. The aggregate purchase price paid by BGC to the former shareholders of Newmark consisted of approximately $63.0 million in cash and approximately 339 thousand shares of BGC’s Class A common stock. The former shareholders of Newmark will also be entitled to receive up to an additional approximately 4.83 million shares of BGC’s Class A common stock over a five-year period if Newmark achieves certain enumerated gross revenue targets post-closing. The former shareholders of Newmark have also agreed to transfer their interests in certain other related companies for nominal consideration at the request of BGC. The Company expects to purchase the non-controlling minority interest in certain Newmark regional offices at a later date. All of the former shareholders of Newmark have agreed to provide services to affiliates of BGC commencing at the closing. CF&Co, an affiliate of Cantor, acted as an advisor to BGC in connection with this transaction.

On August 2, 2011, the Company’s Audit Committee authorized BGC to acquire from Cantor its North American environmental brokerage business CantorCO2e, L.P. (“CO2e”). On August 9, 2011, the Company completed the acquisition of CO2e from Cantor for the assumption of approximately $2.0 million of liabilities and announced the launch of BGC Environmental Brokerage Services. Headquartered in New York, BGC Environmental Brokerage Services focuses on environmental commodities, offering brokerage, escrow and clearing, consulting, and advisory services to clients throughout the world in the industrial, financial and regulatory sectors.

The laws and regulations passed or proposed on both sides of the Atlantic concerning OTC trading seem likely to favor increased use of technology by all market participants, and are likely to accelerate the adoption of both hybrid and fully electronic trading. We believe these developments will favor the larger inter-dealer brokers over smaller, non-public ones, as the smaller ones generally do not have the financial resources to invest the necessary amounts in technology. We believe this will lead to further consolidation in our industry, and thus further allow us to profitably grow our front-office headcount.

Financial Highlights

For the three months ended September 30, 2011, the Company had a loss from operations before income taxes of $4.5 million compared to income from operations before income taxes of $26.4 million, a decrease of $30.9 million from the year earlier period. Total revenues increased approximately $53.4 million and total expenses increased approximately $84.3 million.

Total revenues were $379.9 million and $326.5 million for the three months ended September 30, 2011 and 2010, respectively, representing a 16.4% increase. Total revenues were $1,109.5 million and $1,009.4 million for the nine months ended September 30, 2011 and 2010, respectively, representing a 9.9% increase. The main factors contributing to these increases were:

•	An overall increase in volumes in many of the markets in which we provide brokerage services.

•

An increase in brokerage revenues associated with rates products which was primarily attributable to strong sovereign debt issuance and the resulting industry wide increases in the volumes of both interest rate swaps and government bonds.

•	A global rebound in foreign exchange volumes as the credit crisis abated.

•	An increase in our front-office personnel from 1,721 at September 30, 2010 to 1,774 at September 30, 2011.

•	Continued selective expansion into the global markets, including new offices in Zurich and Dubai.

•

A continued focus on, and investment in, growing areas that complement our existing brokerage services, Equities and Other Asset Classes, particularly equity derivatives and cash equities, which are the primary contributors to our Equities and Other Asset Classes product group, for which revenues increased to $60.1 million for the three months ended September 30, 2011 compared to $38.3 million for the three months ended September 30, 2010.

•

Revenues related to fully electronic trading increased 28.5% to $38.9 million for the three months ended September 30, 2011 as compared to $30.3 million for the three months ended September 30, 2010. This increase is primarily driven by significant increases in fully electronic revenues from rates and credit brokerage. Revenues related to fully electronic trading include brokerage revenues as well as certain revenues recorded in fees from related parties.

Compensation and employee benefits expense increased by $74.0 million or 41.1% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily related to a $50.4 million charge associated with the granting of exchangeability of limited partnership units, as well as to the increased headcount year-over-year and our quarter-over-quarter growth in brokerage revenue, which resulted in a corresponding increase in compensation for the period.

We believe the overall performance of the Company will continue to improve as we increase revenues generated from fully electronic trading, extend our employment agreements, and increase the percentage of compensation partners receive in the form of limited partnership units. As a result, we expect to increase the amount of cash available for dividends and distributions, share repurchases and unit redemptions. Taken together, we believe that these developments will further improve BGC’s competitive position in the marketplace and improve employee retention.

Results of Operations

The following table sets forth BGC’s unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$261,496	68.8%	$208,918	64.0%	$745,342	67.2%	$644,814	63.9%
Principal transactions	94,997	25.0	83,381	25.5	295,113	26.6	286,115	28.3

Total brokerage revenues	356,493	93.8	292,299	89.5	1,040,455	93.8	930,929	92.2
Fees from related parties	15,220	4.0	16,413	5.0	46,861	4.2	48,775	4.8
Market data	4,556	1.2	4,614	1.4	13,730	1.2	13,445	1.3
Software solutions	2,328	0.6	1,816	0.6	6,718	0.6	5,328	0.5
Interest income	1,730	0.5	1,199	0.4	4,090	0.4	2,652	0.3
Other revenues	1,283	0.3	11,770	3.6	2,397	0.2	13,278	1.3
Losses on equity investments	(1,675)	(0.4)	(1,609)	(0.5)	(4,735)	(0.4)	(5,050)	(0.4)

Total revenues	379,935	100.0	326,502	100.0	1,109,516	100.0	1,009,357	100.0
Expenses:
Compensation and employee benefits	253,879	66.8	179,871	55.1	681,577	61.4	659,117	65.3
Allocation of net income to limited partnership units and founding/working partner units	—	0.0	5,824	1.8	18,437	1.7	10,987	1.1

Total compensation and employee benefits	253,879	66.8	185,695	56.9	700,014	63.1	670,104	66.4
Occupancy and equipment	29,943	7.9	28,161	8.6	94,969	8.6	84,538	8.4
Fees to related parties	3,297	0.9	3,061	0.9	8,916	0.8	10,433	1.0
Professional and consulting fees	19,625	5.2	10,773	3.3	48,177	4.3	30,858	3.1
Communications	21,508	5.7	19,459	6.0	64,639	5.8	56,995	5.6
Selling and promotion	19,507	5.1	17,183	5.3	59,136	5.3	49,327	4.9
Commissions and floor brokerage	6,539	1.7	4,564	1.4	19,566	1.8	14,367	1.4
Interest expense	6,754	1.8	3,796	1.2	15,917	1.4	10,303	1.0
Other expenses	23,365	6.1	27,436	8.3	54,645	4.9	52,477	5.2

Total expenses	384,417	101.2	300,128	91.9	1,065,979	96.1	979,402	97.0

(Loss) income from operations before income taxes	(4,482)	(1.2)	26,374	8.1	43,537	3.9	29,955	3.0
(Benefit) provision for income taxes	(1,338)	(0.4)	6,878	2.1	12,094	1.1	8,601	0.9

Consolidated net (loss) income	(3,144)	(0.8)	19,496	6.0	31,443	2.8	21,354	2.1
Less: Net (loss) income attributable to non-controlling interest in subsidiaries	(1,111)	(0.3)	13,272	4.1	15,146	1.4	11,943	1.2

Net (loss) income available to common stockholders	$(2,033)	(0.5)%	$6,224	1.9%	$16,297	1.4%	$9,411	0.9%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

Brokerage Revenues

Total brokerage revenues increased by $64.2 million, or 22.0%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Commission revenues increased by $52.6 million, or 25.2%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Principal transactions revenues increased by $11.6 million, or 13.9%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

The increase in rates revenues of $16.2 million was primarily driven by strong growth in both voice-traded and fully electronic rates brokerage.

The increase in credit brokerage revenues of $9.6 million was primarily due to strong growth from e-brokered credit products and an approximately 11% increase in voice/hybrid brokerage revenues.

Foreign exchange revenues increased by $16.7 million primarily due to continued strong growth in global volumes, the Company’s strength in emerging markets and the Company’s continued overall market share gains.

Revenues from equities and other asset classes increased by $21.7 million driven primarily by Mint Partners and increased industry volumes.

Fees from Related Parties

Fees from related parties decreased by $1.2 million, or 7.3%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decrease was primarily due to decreased revenues related to back office services provided to Cantor.

Market Data

Market data revenues decreased by $58 thousand, or 1.3%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Software Solutions

Software solutions revenues increased by $0.5 million, or 28.2%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to an increased number of clients in the third quarter of 2011.

Interest Income

Interest income increased by $0.5 million, or 44.3%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was primarily related to an increase in employee loan balances.

Other Revenues

Other revenues decreased by $10.5 million, or 89.1%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decrease was primarily due to the one-time receipt of $11.6 million during the three months ended September 30, 2010, from REFCO Securities, LLC with respect to its fixed fee U.S. Treasury securities contract.

Losses on Equity Investments

Losses on equity investments increased by $66 thousand, or 4.1%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Losses on equity investments represent our pro rata share of the net losses on investments in which we have a significant influence but which we do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $74.0 million, or 41.1%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase is primarily related to a $50.4 million charge associated with the granting of exchangeability of limited partnership units, which had no impact on the Company’s fully diluted share count, in the three months ended September 30, 2011, as well as to the increased headcount year-over-year and our quarter-over-quarter growth in brokerage revenue, which resulted in a corresponding increase in compensation for the period.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units represent the pro rata interest in net income attributable to such partners’ units based on weighted-average economic ownership. There was no allocation of income to limited partnership units and founding/working partnership units for the three months ended September 30, 2011 because there was a net loss for the period. The allocation of income to limited partnership units and founding/working partner units for the three months ended September 30, 2010 was $5.8 million.

Occupancy and Equipment

Occupancy and equipment expense increased by $1.8 million, or 6.3%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was primarily due to the acquisition of Mint Partners and an increase in rent and associated costs related to new facilities.

Fees to Related Parties

Fees to related parties increased by $0.2 million, or 7.7%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $8.9 million, or 82.2%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was primarily due to increased costs associated with ongoing legal and regulatory matters, including professional fees related to remediation efforts being implemented in the UK following the FSA’s risk assessment of our UK group’s regulated businesses.

Communications

Communications expense increased by $2.0 million, or 10.5%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications expense decreased across the two periods.

Selling and Promotion

Selling and promotion expense increased by $2.3 million, or 13.5%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was associated with our increase in brokerage revenues in the three months ended September 30, 2011, which has an impact on the amount spent on client entertainment and travel. As a percentage of total revenues, selling and promotion expense remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $2.0 million, or 43.3%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to increased volumes in our equities business during the three months ended September 30, 2011.

Interest Expense

Interest expense increased by $3.0 million, or 77.9%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was primarily related to increased costs associated with our notes payable and collateralized borrowings as a result of the Company’s issuance of the 4.50% Convertible Notes.

Other Expenses

Other expenses decreased by $4.1 million, or 14.8%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decrease was primarily due to additional costs associated with the hiring of new brokers during the three months ended September 30, 2010.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $14.4 million, or 108.4%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decrease was primarily due to a decrease in the allocation of net income to Cantor units in the three months ended September 30, 2011.

Provision for Income Taxes

Provision for income taxes decreased by $8.2 million to a tax benefit of $1.3 million, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Income taxes decreased due to the recognition of a net loss during the three months ended September 30, 2011. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

Brokerage Revenues

Total brokerage revenues increased by $109.5 million, or 11.8%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Commission revenues increased by $100.5 million, or 15.6%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Principal transactions revenues increased by $9.0 million, or 3.1%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

The increase in brokerage revenues was driven by increases in the revenues for each of our product types.

The increase in rates revenues of $30.1 million was primarily driven by increased fully electronic rates brokerage.

The increase in credit brokerage revenues of $8.1 million was primarily due to an increase in our overall credit e-broking revenues.

Foreign exchange revenues increased by $35.1 million primarily due to continued strong growth in global volumes.

Revenues from equities and other asset classes increased by $36.3 million driven primarily by Mint Partners and growth from BGC’s energy and commodities desks.

Fees from Related Parties

Fees from related parties decreased by $1.9 million, or 3.9%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decrease was primarily due to decreased revenues related to back-office services provided to Cantor.

Market Data

Market data revenues increased by $0.3 million, or 2.1%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Software Solutions

Software solutions revenues increased by $1.4 million, or 26.1%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to increased clients in 2011.

Interest Income

Interest income increased by $1.4 million, or 54.2%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was primarily related to an increase in employee loan balances.

Other Revenues

Other revenues decreased by $10.9 million, or 81.9%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decrease was primarily due to the receipt of $11.6 million during the three months ended September 30, 2010 from REFCO Securities, LLC, with respect to its fixed fee U.S. Treasury securities contract.

Losses on Equity Investments

Losses on equity investments decreased by $0.3 million, or 6.2%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Losses on equity investments represent our pro rata share of the net losses on investments in which we have a significant influence but which we do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $22.5 million, or 3.4%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase was primarily driven by an $84.5 million charge recorded in the nine months ended September 30, 2011, related to the granting of exchangeability of limited partnership units as compared to a $40.9 million charge recorded in the nine months ended September 30, 2010, related to the redemption of limited partnership units and founding/working partner units. The year-on-year growth in brokerage revenues and the corresponding increase in compensation for the period also contributed to this increase. The granting of exchangeability related to the redemption of limited partnership units has no effect on the Company’s fully diluted share count.

These increases were partially offset by a $41.3 million one-time, non-recurring charge recorded in the nine months ended September 30, 2010, associated with the completion of a global compensation restructuring related to the modification of pre-merger employee contractual arrangements.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of net income to limited partnership units and founding/working partner units increased by $7.4 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Allocation of income to limited partnership units and founding/working partner units represent the pro rata interest in net income attributable to such partners’ units based on weighted-average economic ownership. The allocation of income to limited partnership units and founding/working partner units for the nine months ended September 30, 2011, was $18.4 million, compared to $11.0 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in the amount of income allocated to ownership classes in the nine months ended September 30, 2011. There was no allocation of income to limited partnership units and founding/working partner units in the three months ended March 31, 2010 and three months ended September 30, 2011, because there was a net loss for those periods.

Occupancy and Equipment

Occupancy and equipment expense increased by $10.4 million, or 12.3%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was primarily due to the acquisition of Mint Partners, an increase in rent and associated costs related to new facilities, and a charge related to the adjustment of our sublease provision.

Fees to Related Parties

Fees to related parties decreased by $1.5 million, or 14.5%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $17.3 million, or 56.1%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was primarily due to increased costs associated with ongoing legal and regulatory matters, as well as fees associated with potential acquisitions.

Communications

Communications expense increased by $7.6 million, or 13.4%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $9.8 million, or 19.9%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was associated with an increase in brokerage revenues in the nine months ended September 30, 2011, which has an impact on the amount spent on client entertainment and travel.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $5.2 million, or 36.2%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to increased volumes in our equities business during the nine months ended September 30, 2011.

Interest Expense

Interest expense increased by $5.6 million, or 54.5%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was primarily related to increased costs associated with our notes payable and collateralized borrowings.

Other Expenses

Other expenses increased by $2.2 million, or 4.1%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was primarily due to additional costs associated with the hiring of new brokers.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $3.2 million from $11.9 million for the nine months ended September 30, 2010 to income of $15.1 million for the nine months ended September 30, 2011. The increase was primarily due to the increase in the allocation of net income to Cantor units in the nine months ended September 30, 2011.

Provision for Income Taxes

Provision for income taxes increased to $12.1 million for the nine months ended September 30, 2011 as compared to $8.6 million for the nine months ended September 30, 2010. This increase was primarily driven by an increase in taxable income in the nine months ended September 30, 2011 as compared to the year earlier period. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	For the Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Revenues:
Commissions	$261,496	$239,132	$244,714	$206,275	$208,918	$213,863	$222,033	$182,014
Principal transactions	94,997	102,007	98,109	91,466	83,381	99,606	103,128	91,460
Fees from related parties	15,220	16,206	15,435	17,221	16,413	16,436	15,926	15,776
Market data	4,556	4,598	4,576	4,869	4,614	4,444	4,387	4,265
Software solutions	2,328	2,257	2,133	2,476	1,816	1,760	1,752	1,392
Interest income	1,730	954	1,406	656	1,199	781	672	3,049
Other revenues	1,283	803	311	682	11,770	506	1,002	1,822
Losses on equity investments	(1,675)	(1,399)	(1,661)	(1,890)	(1,609)	(1,692)	(1,749)	(2,945)

Total revenues	379,935	364,558	365,023	321,755	326,502	335,704	347,151	296,833
Expenses:
Compensation and employee benefits	253,879	218,729	208,969	179,600	179,871	207,558	271,688	187,232
Allocation of net income to limited partnership units and founding/working partner units	—	9,237	9,200	12,320	5,824	5,163	—	3,735

Total compensation and employee benefits	253,879	227,966	218,169	191,920	185,695	212,721	271,688	190,967
Occupancy and equipment	29,943	35,740	29,286	28,982	28,161	28,249	28,128	27,015
Fees to related parties	3,297	3,018	2,601	3,017	3,061	3,338	4,034	3,410
Professional and consulting fees	19,625	15,211	13,341	14,380	10,773	10,016	10,069	12,709
Communications	21,508	21,801	21,330	21,254	19,459	18,468	19,068	18,178
Selling and promotion	19,507	19,443	20,186	18,739	17,183	16,227	15,917	15,250
Commissions and floor brokerage	6,539	6,932	6,095	5,688	4,564	4,916	4,887	4,702
Interest expense	6,754	4,768	4,395	3,777	3,796	3,596	2,911	2,535
Other expenses	23,365	6,199	25,081	7,038	27,436	20,652	4,389	8,584

Total expenses	384,417	341,078	340,484	294,795	300,128	318,183	361,091	283,350
(Loss) income from operations before income taxes	(4,482)	23,480	24,539	26,960	26,374	17,521	(13,940)	13,483
(Benefit) provision for income taxes	(1,338)	6,031	7,401	2,942	6,878	4,710	(2,987)	6,390

Consolidated net (loss) income	(3,144)	17,449	17,138	24,018	19,496	12,811	(10,953)	7,093

Less: Net (loss) income attributable to noncontrolling interest in subsidiaries	(1,111)	7,785	8,472	12,267	13,272	5,413	(6,742)	5,391

Net (loss) income available to common stockholders	$(2,033)	$9,664	$8,666	$11,751	$6,224	$7,398	$(4,211)	$1,702

The tables below detail our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Brokerage revenue by product (actual results):
Rates	$151,813	$145,715	$152,810	$135,919	$135,596	$139,327	$145,350	$125,946
Credit	83,507	78,134	87,193	70,317	73,923	77,109	89,680	70,388
Foreign exchange	61,120	55,630	54,219	47,966	44,439	46,778	44,665	38,465
Equities and other asset classes	60,053	61,660	48,601	43,539	38,341	50,255	45,466	38,675

Total brokerage revenues	$356,493	$341,139	$342,823	$297,741	$292,299	$313,469	$325,161	$273,474

Brokerage revenue by product (percentage):
Rates	42.6%	42.7%	44.6%	45.7%	46.4%	44.4%	44.7%	46.1%
Credit	23.4	22.9	25.4	23.6	25.3	24.6	27.6	25.7
Foreign exchange	17.1	16.3	15.8	16.1	15.2	14.9	13.7	14.1
Equities and other asset classes	16.8	18.1	14.2	14.6	13.1	16.1	14.0	14.1

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$322,335	$305,338	$308,658	$270,047	$266,905	$286,365	$299,462	$251,775
Fully electronic	34,158	35,801	34,165	27,694	25,394	27,104	25,699	21,699

Total brokerage revenues	$356,493	$341,139	$342,823	$297,741	$292,299	$313,469	$325,161	$273,474

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	90.4%	89.5%	90.0%	90.7%	91.3%	91.4%	92.1%	92.1%
Fully electronic	9.6	10.5	10.0	9.3	8.7	8.6	7.9	7.9

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer term funding (equity and long-term debt) is held to support the less liquid assets. Total assets at September 30, 2011 were $1.90 billion, an increase of 29.4% as compared to December 31, 2010. The increase in total assets was driven primarily by an increase in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, accrued commissions receivable, loans, forgivable loans and other receivables from employees and partners, and other cash and cash equivalents. We maintain a significant portion of our assets in cash, with cash and cash equivalents at September 30, 2011 of $432.3 million. See “Cash Flows” below for a further discussion of cash and cash equivalents.

Funding

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings) and shorter-term liabilities (including our new credit facility) and accruals that are a natural outgrowth of specific assets and/or the business model, such as matched fails and accrued compensation. We have limited need for and use of short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances substantially exceed a modest amount of unsecured letters of credit and the amortization of our collateralized long-term debt. The principal and interest on our $48.7 million secured loan arrangements are repayable in consecutive monthly installments with the final payments due in September 2015. All of the cash on the balance sheet, some of which is held at regulated broker-dealer subsidiaries, would not be available to meet these potential liquidity needs. However, we believe cash in and available to our largest regulated entities, inclusive of financing provided by clearing banks related to fail transactions, is adequate in the context of potential contingent cash demands for margin and/or fail financing.

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

On June 23, 2011, the Company entered into a Credit Agreement which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013. Borrowings under the Credit Agreement will bear interest on a floating rate basis with various options available from which the Company can select. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain financial covenants, including minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. The Credit Agreement also contains certain other affirmative and negative covenants. The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of October 31, 2011, the Company had $15.0 million in borrowings outstanding under the Credit Agreement.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes. In connection with the issuance of the 4.50% Convertible Notes, the Company entered into an Indenture, dated as of July 29, 2011, with U.S. Bank National Association, as trustee. The 4.50% Convertible Notes were offered and sold solely to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes are convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. This conversion rate is equal to a conversion price of $9.84 per share, a 20% premium over the $8.20 closing price of BGC’s Class A common stock on the NASDAQ on July 25, 2011. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. The 4.50% Convertible Notes are currently convertible into approximately 16.3 million shares of Class A common stock.

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected generally to reduce the potential dilution of the Company’s Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions (which corresponds to the initial conversion price of the 4.50% Convertible Notes and is subject to certain adjustments similar to those contained in the 4.50% Convertible Notes). The capped call transactions have a cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s common stock on the NASDAQ on July 25, 2011).

The net proceeds from this offering were approximately $144.2 million after deducting the initial purchasers’ discounts and commissions, estimated offering expenses and the cost of the capped call transactions. The Company expects to use the net proceeds from the offering for general corporate purposes, which may include financing acquisitions.

We may raise additional funds from time to time through equity or debt financing, including public and private sales of debt securities, to finance our business, operations and possible acquisitions.

Credit Ratings

Our public long-term credit ratings and associated outlook are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB	Stable
Moody’s Investor Service	Ba1	Stable
Standard & Poor’s	BBB-	Stable

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

Cash Flows

Below is an analysis of the cash flows for the nine months ended September 30, 2011 and 2010. Our dividend and distribution policies are based on distributable earnings which is a non-GAAP measure similar to net income adjusted for non-cash items excluding depreciation and amortization expenses. Other changes in cash are typically reflective of short-term periodic changes in working capital needs. Other financing activities are primarily comprised of the net proceeds received from the issuance of the 4.50% Convertible Notes and the sale of our Class A common stock issued under our controlled equity offerings, offset by repurchases of our common stock as well as the redemption of limited partnership interests.

With respect to the nine months ended September 30, 2011, there was an increase in cash related to our adjusted consolidated net income. The overall increase in cash was primarily the result of our financing activities partially offset by changes in our net working capital. Various factors impact working capital needs which can result in a use of cash in one quarter and a source of cash in other quarters. These movements are set forth in the table and discussions below.

	Nine Months Ended September 30,
(in thousands)	2011	2010
Consolidated net income adjusted for non-cash activities	$216,441	$114,698
Fixed asset purchases and employee loans	(83,304)	(73,964)
Distribution and dividends	(117,649)	(60,752)

Net source (use) of cash from consolidated net income	15,488	(20,018)
Changes in working capital
Trading and settlement related activities	(29,181)	(36,370)
Other working capital	(97,279)	(68,613)

Net change in working capital	(126,460)	(104,983)
Other investing activities	(1,006)	(9,200)
Other financing activities	174,608	(18,516)
Effect of exchange rates on cash	5,582	(2,511)

Net increase (decrease) in cash and cash equivalents	$68,212	$(155,228)

Discussion of nine months ended September 30, 2011

In the nine months ended September 30, 2011, the Company had consolidated net income, adjusted for non-cash activities of $216.4 million, which funded the purchase of fixed assets, capitalized software, and employee loans in the amount of $83.3 million, and the payment of distributions and dividends to limited partnership interests and shareholders in the amount of $117.6 million.

In addition, during the period, the Company utilized $126.5 million for working capital needs, including $29.2 million for trading and settlement activities, and $97.3 million which primarily related to increased accrued commissions receivable and decreases in accrued compensation and accounts payable.

Financing activities provided $174.6 million in cash, which consisted primarily of $144.2 million in net proceeds for the issuance of Convertible Notes (described below), $14.2 million in net proceeds from the sale of Class A common stock issued under our controlled equity offerings, proceeds from the exercise of stock options in the amount of $8.5 million, and increases in notes payable and collateralized borrowings, net in the amount of $9.5 million.

A weakening of the dollar relative to other currencies had a favorable impact on cash in the amount of $5.6 million.

Discussion of nine months ended September 30, 2010

In the nine months ended September 30, 2010, the Company had consolidated net income, adjusted for non-cash activities of $114.7 million, which funded the purchase of fixed assets, capitalized software, and employee loans in the amount of $74.0 million, and the payment of distributions and dividends to limited partnership interests and shareholders in the amount of $60.8 million.

In addition, during the period, the Company utilized $105.0 million for working capital needs, including $36.4 million for trading and settlement activities, and $68.6 million related to an increase in net receivables and payables.

Investing in unconsolidated entities utilized $1.8 million, the acquisition of Mint Partners, net of cash acquired utilized $4.4 million, and the purchase of marketable securities utilized $3.0 million, while other financing activities utilized $18.5 million in cash, which consisted primarily of the redemption of limited partnership interests and the repurchase of Class A common stock in the amount of $39.3 million. These amounts were partially offset by $11.9 million in net proceeds from the sale of Class A common stock issued under our controlled equity offerings.

A strengthening of the dollar relative to other currencies had an unfavorable impact on cash in the amount of $2.5 million.

Notes Payable and Collateralized Borrowings

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. The Company used the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are convertible into 22.3 million shares of Class A common stock. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount 4.50% Convertible Notes. The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes are currently convertible into approximately 16.3 million shares of Class A common stock. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement under which it pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement are repayable in 36 consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the loan was $6.8 million as of September 30, 2011. The loan is guaranteed by BGC Partners, Inc.

During the three months ended September 30, 2011, the Company entered into a secured financing agreement, whereby the Company borrowed approximately $16.6 million (approximately $16.4 million after transaction costs) from a third party in exchange for a security interest in certain computer equipment, furniture, software and related peripherals. The principal and interest on this secured loan arrangement are repayable in consecutive monthly installments, of which approximately $4.9 million is payable over 36 months at a fixed rate of 5.35% per annum and approximately $11.7 million is repayable over 48 months at a fixed rate of 5.305% per annum. The outstanding balance of the secured financing arrangement was $16.4 million as of September 30, 2011. The value of the assets pledged was $14.3 million as of September 30, 2011. The secured loan arrangement is guaranteed by the Company. Interest expense related to the secured financing arrangement was immaterial for the three and nine months ended September 30, 2011.

The Company sold certain furniture, equipment, and software for $34.2 million, net of costs, and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $25.4 million as of September 30, 2011. The Company recorded interest expense of $0.4 million for the three months ended September 30, 2011. Because assets revert back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the accompanying unaudited condensed consolidated balance sheet as a financing obligation and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and equipment” in the unaudited condensed consolidated statements of operations.

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

The Company is currently evaluating alternatives to the above-mentioned clearing arrangement with Cantor, including self-clearing at Fixed Income Clearing Corporation (“FICC”). However, it is not expected that clearing margin requirements will have a material adverse impact on the Company’s ability to pay dividends, make distributions, repurchase its stock or units or effect strategic acquisitions or other opportunities.

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

As of September 30, 2011, $341.8 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $161.2 million.

Unit Redemptions and Stock Repurchase Program

During the three months ended September 30, 2011, the Company redeemed 3,970,987 limited partnership units at an average price of $6.71 per unit and 181,560 founding/working partner units at an average price of $7.41 per unit.

During the nine months ended September 30, 2011, the Company redeemed 5,606,871 limited partnership units. During the nine months ended September 30, 2011, the Company also redeemed 878,851 founding/working partner units. The limited partnership units and founding/working partner units were redeemed at an average effective price paid by the Company of approximately $7.02 per unit.

During the three months ended September 30, 2010, the Company redeemed approximately 1.0 million limited partnership units at an average price of $5.21 per unit. During the nine months ended September 30, 2010, the Company redeemed approximately 5.3 million limited partnership units at an average price of $5.79 per unit. For the three months ending September 30, 2010, the Company redeemed approximately 0.3 million founding/working partner units at an average price of $5.22 per unit. For the nine months ending September 30, 2010, the Company redeemed approximately 3.5 million founding/working partner units for an average price of $5.94 per unit.

During the three months ended September 30, 2011, there were no repurchases of Class A common stock by the Company. During the three months ended September 30, 2010, the Company repurchased 466,926 shares of Class A common stock at an aggregate purchase price of approximately $2.5 million for an average price of $5.30 per share. During the nine months ended September 30, 2011, the Company repurchased 14,445 shares of Class A common stock at an aggregate purchase price of approximately $126 thousand for an average price of $8.74 per share. During the nine months ended September 30, 2010, the Company repurchased 3,394,559 shares of Class A common stock at an aggregate purchase price of approximately $19.8 million for an average price of $5.85 per share.

The Company’s Board of Directors and Audit Committee have authorized repurchases of our common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. As of September 30, 2011, the Company had approximately $31.2 million remaining from its share repurchase and unit redemption authorization. On October 26, 2011, the

Company’s Board of Directors increased BGC Partners’ share repurchase and unit redemption authorization to $100 million. From time to time, the Company may actively continue to repurchase shares or redeem units.

Unit redemption and share repurchase activity for the nine months ended September 30, 2011 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Share or Unit	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions
January 1, 2011 – March 31, 2011	195,904	$9.11	$67,805,442
April 1, 2011 – June 30, 2011	844,698	7.91
July 1, 2011 – July 31, 2011	1,366,071	7.61
August 1, 2011 – August 31, 2011	1,719,327	6.31
September 1, 2011 – September 30, 2011	1,067,149	6.34

Total Redemptions	5,193,149	$7.02
Repurchases
January 1, 2011 – March 31, 2011	6,454	$8.50
April 1, 2011 – June 30, 2011	7,991	8.94
July 1, 2011 – July 31, 2011	—	—
August 1, 2011 – August 31, 2011	—	—
September 1, 2011 – September 30, 2011	—	—

Total Repurchases	14,445	$8.74

Total Redemptions and Repurchases	5,207,594	$7.03	$31,208,779

Stock Issuances

During the year ended December 31, 2010, the Company entered into two controlled equity offering sales agreements with Cantor Fitzgerald & Co (“CF&Co”) pursuant to which the Company offered and sold an aggregate of 11,000,000 shares of Class A common stock through CF&Co, as the Company’s sales agent under these agreements. During the three months ended September 30, 2011, the Company entered into a further controlled equity offering sales agreement with CF&Co pursuant to which the Company may offer and sell up to an aggregate of 10,000,000 shares of Class A common stock. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.

During the three months ended September 30, 2011, the Company issued 4,495,955 shares of its Class A common stock related to exchanges and redemptions of limited partnership units as well as for general corporate purposes. During the nine months ended September 30, 2011, the Company issued 7,029,694 shares of its Class A common stock related to exchanges and redemptions of limited partnership units as well as for general corporate purposes. Substantially all of these issuances were for the exchange and redemption of limited partnership units as part of the global redemption and compensation restructuring program. The issuances related to these exchanges and redemptions did not change the amount of fully diluted shares outstanding.

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

During the three months ended September 30, 2011 and 2010, the Company issued an aggregate of 407,395 shares and 2,050,139 shares, respectively, of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding/working partner units. During the nine months ended September 30, 2011 and 2010, the Company issued an aggregate of 1,013,304 shares and 4,629,632 shares, respectively, of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding/working partner units. These issuances did not change the amount of fully diluted shares outstanding.

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

On May 9, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day. These shares have been included in the registration statement for resale by the Relief Fund. During the three months ended September 30, 2011, three partners of BGC Holdings offered to donate shares of Class A common stock to the Relief Fund. These donations were in connection with the Company’s annual Charity Day. The aggregate 995,911 shares of Class A common stock donated by the three partners were issued by the Company on July 27, 2011. These donations of approximately $8.2 million were used to satisfy a portion of the Company’s liability associated with its annual Charity Day.

On June 21, 2011, the Company filed Amendment No. 1 to a registration statement for the Company’s Dividend Reinvestment and Stock Purchase Plan Registration related to 10,000,000 shares of Class A common stock. During the three and nine months ended September 30, 2011, the Company issued an aggregate 11,163 shares of Class A common stock in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan.

During the three months ended September 30, 2011 and 2010, the Company issued 365,435 and 139,702 shares of Class A common stock, respectively, related to vesting of RSUs and the exercise of stock options. During the nine months ended September 30, 2011 and 2010, respectively, the Company issued 3,485,418 and 869,122 shares of Class A common stock related to the vesting of RSUs and the exercise of stock options.

For the three months ended September 30, 2011, our basic and fully diluted weighted average share count was 124.3 million shares.

(in thousands)
Class A common stock outstanding	89,431
Class B common stock outstanding	34,848

Total	124,279

Given the net loss during the three months ended September 30, 2011, our fully diluted weighted-average share count excluded approximately 157.4 million weighted-average shares underlying limited partnership interests in BGC Holdings, Convertible Notes, RSUs, and stock options because their effect would have been anti-dilutive. The details of those underlying shares are provided below.

(in thousands)
Limited partnership interests in BGC Holdings	122,537
Convertible Notes	33,497
RSUs (Treasury stock method)	1,178
Other	158

Total	157,370

Additionally, for the three months ended September 30, 2011, approximately 8.3 million weighted-average shares underlying stock options and warrants were excluded as they were out-of-the-money for the period. In addition, approximately 0.5 million shares of contingent Class A common stock were excluded because the conditions for issuance had not been met by the end of the period.

Stock Option Exercises

On July 15, 2011, Mr. Merkel exercised an employee stock option with respect to 11,000 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Merkel received 1,962 net shares of Class A common stock in connection with the option exercise. During the nine months ended September 30, 2011, Mr. Merkel exercised employee stock options with respect to 77,000 shares of Class A common stock at an average exercise price of $5.10 per share. Mr. Merkel sold 4,664 of these shares to the Company at an average price of $8.50 per share. In addition, on October 17, 2011, Mr. Merkel exercised a stock option with respect to 33,000 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise and applicable tax obligations, Mr. Merkel received 3,618 net shares of Class A common stock in connection with the option exercise.

On July 15, 2011, Mr. Lynn exercised an employee stock option with respect to 4,219 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise price and applicable tax obligations, Mr. Lynn received 737 net shares of Class A common stock in connection with the option exercise. During the nine months ended September 30, 2011, Mr. Lynn exercised employee stock options with respect to 29,533 shares of Class A common stock at an average exercise price of $5.10 per share. Mr. Lynn sold 1,790 of these shares to the Company at an average price of $8.50 per share. In addition, on October 17, 2011, Mr. Lynn exercised a stock option with respect to 12,655 shares of Class A common stock at an exercise price of $5.10 per share. After the withholding of shares to pay the option exercise and applicable tax obligations, Mr. Lynn received 1,359 net shares of Class A common stock in connection with the option exercise.

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

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the periods indicated:

	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010	2Q 2010	1Q 2010
Volume (in billions)
Fully Electronic—Rates—(1)	$14,300	$13,939	$14,097	$11,796	$10,654	$11,867	$9,815
Fully Electronic—Credit & FX—(2)	848	928	963	851	737	842	762

Total Fully Electronic Volume	15,148	14,867	15,060	12,647	11,391	12,709	10,577

Total Hybrid Volume—(3)	33,418	39,675	37,496	29,450	28,889	30,436	33,073

Total Fully Electronic and Hybrid Volume—(4)	$48,566	$54,542	$52,556	$42,097	$40,280	$43,145	$43,650

Transaction Count (in thousands, except for days)
Fully Electronic—Rates—(1)	6,486	5,713	5,769	4,871	4,308	4,764	3,495
Fully Electronic—Credit & FX—(2)	398	457	514	412	354	390	354

Total Fully Electronic Transactions	6,884	6,170	6,283	5,283	4,662	5,154	3,849

Total Hybrid Transactions	467	630	620	528	517	559	560

Total Transactions	7,351	6,800	6,903	5,811	5,179	5,713	4,409

Trading Days	64	63	62	64	64	63	61

(1)	Defined as U.S. Treasuries, Canadian Sovereigns, European Government Bonds, Repos, Interest Rate Swaps, and Futures.
(2)	Defined as Foreign Exchange Derivatives, Spot Foreign Exchange, Credit Derivatives and Corporate Bonds.
(3)	Defined as volume from hybrid transactions conducted by BGC Brokers using the eSpeed system, exclusive of voice-only transactions.
(4)	The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on the Company’s total fully electronic or hybrid volumes or on BGC Partners revenues related to fully electronic trading, overall revenues, or earnings.

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

Quarterly Market Activity

Fully electronic volume on the eSpeed and BGC Trader system, including new products, was $15.1 trillion for the three months ended September 30, 2011, up 32.5% from $11.4 trillion for the three months ended September 30, 2010. Our combined voice-assisted and screen-assisted volume for the three months ended September 30, 2011 was $48.6 trillion, up 20.6% from $40.3 trillion for the three months ended September 30, 2010.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at September 30, 2011 (in thousands):

	Total	Less Than 1 Year	1-3 years	3-5 years	More Than 5 Years
Operating leases (1)	$133,211	$25,697	$43,610	$32,937	$30,967
Notes payable and collateralized obligations (2)	358,888	21,798	23,521	313,569	—
Interest on notes payable (2)	103,056	26,352	49,740	26,964	—

Total contractual obligations	$595,155	$73,847	$116,871	$373,470	$30,967

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $16.2 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes payable and collateralized obligations reflects the issuance of $150.0 million of the 8.75% Convertible Notes, $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of September 30, 2011 was approximately $138.0 million), and $48.9 million of secured loan arrangements (the $48.9 million represents the principal amount of the debt; the carrying value of the secured loan arrangements as of September 30, 2011 was approximately $48.7 million). See Note 14 — “Notes Payable and Collateralized Borrowings,” in BGC Partners Inc.’s unaudited condensed consolidated financial statements for more information regarding these obligations, including timing of payments and compliance with debt covenants.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

BGC Partners had $336.7 million in fixed-rate debt outstanding as of September 30, 2011. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, summarized, accumulated and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the description of legal proceedings in Note 16 — “Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Set forth below are updates to certain of our risk factors and additional new risk factors with respect to Newmark.

On October 14, 2011, the Company closed its acquisition of real estate brokerage and advisor Newmark & Company Real Estate, Inc. In addition, the Company continues its remediation program at the request of the Financial Services Authority in the United Kingdom (the “FSA”). The following are certain Risk Factors for the Company with respect to such matters.

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

The FSA biennial Advanced, Risk-Responsive Operating Frame Work (“ARROW”) risk assessment and other FSA supervisory review and evaluation processes of our UK group’s regulated businesses identified certain weaknesses in our UK group’s risk, compliance and control functionality, including governance procedures. Consequently, the FSA has made a number of requests and imposed certain requirements, restrictions and limitations, and may impose additional requirements, restrictions and limitations, to enhance our regulatory compliance and controls.

The FSA has raised certain concerns with respect to our governance, oversight, and risk management policies and procedures, including those relating to our anti-money laundering, anti-bribery, and corruption and fraud prevention systems and controls. The FSA has requested, and we have provided, an assessment of the appropriateness of the scope and structure of the businesses in our UK group and of those in Cantor and its UK entities (the “Cantor UK group”), and may request or require other changes to the structure of our UK group and the Cantor UK group. In response to the FSA’s request, we have agreed to a voluntary limitation on closing acquisitions of new businesses regulated by the FSA or entering into new regulated business lines, which may have a temporary impact on our ability to add business to our UK group, and the FSA may request additional restrictions and limitations. We have been advised by the FSA that our UK group will need to maintain significantly higher regulatory capital than it has in the past. Our UK group will also need to adhere to new liquidity provisions that may impact the ability to transfer cash assets to other group members. The FSA has requested that we review and enhance our policies and procedures relating to assessing risks and our liquidity and capital requirements, and has further requested detailed contingency planning steps to determine the stand-alone viability of each of the businesses in our UK group and the Cantor UK group, including theoretical orderly wind-down scenarios for these businesses.

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

Risks Relating to Our Newmark Acquisition

Negative economic conditions and real estate market conditions can have a material adverse effect on our business, results of operations and financial condition.

Real estate markets are cyclical. They relate to the condition of the economy or, at least, to the perceptions of investors and users as to the relevant economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned about the general economic environment. Corporations that are under financial pressure for any reason, or are attempting to more aggressively manage their expenses, may (1) reduce the size of their workforces, (2) reduce spending on capital expenditures, including with respect to their offices, (3) permit more of their staff to work from home offices and/or (4) seek corresponding reductions in office space and related management services.

Negative economic conditions and declines in the demand for real estate and related services in several markets or in significant markets could also have a material adverse effect on our business, results of operations and financial condition as a result of the following factors:

•

A general decline in acquisition and disposition activity can lead to a reduction in the fees and commissions we receive for arranging such transactions, as well as in fees and commissions we earn for participating in financing for acquirers.

•

A general decline in the value and performance of real estate and in rental rates can lead to a reduction in management fees. Additionally, such declines can lead to a reduction in fees and commissions that are based on the value of, or revenue produced by, the properties with respect to which we provide services. This may include fees and commissions for property management for participating in acquisitions and dispositions for arranging leasing transactions. A significant decline in real estate values in a given market has also generally tended to result in increased litigation and claims regarding advisory work done prior to the decline.

•

Cyclicality in the real estate markets may lead to cyclicality in our earnings and significant volatility for our real estate business, which in recent years has been highly sensitive to market perception of the global economy generally and our industry specifically. Real estate markets are also thought to “lag” the broader economy. This means that even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the real estate markets.

Because real estate services are extremely competitive, we may be unable to attract and retain highly skilled brokers and other real estate services personnel and maintain long-term client relationships, which could have a material adverse effect on our business, results of operations and financial condition.

We provide a broad range of commercial real estate services. There is significant competition on a national, regional and local level with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, consulting firms, and companies bringing their real estate services in-house (any of which may be a global, regional or local firm).

Many of our competitors are local or regional firms. Although they may be smaller in overall size than we are, they may be larger than we are in a specific local or regional market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facilities management services in order to sell products to clients that we do not offer. In some sectors of our business, particularly global corporate services, some of our competitors may have greater financial, technical and marketing resources, larger client bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors in those sectors may be able to respond faster to the need for technological changes, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively and generally compete more aggressively for market share. This can also lead to increasing commoditization of the services we provide.

New competitors, or alliances among competitors that increase their ability to service clients, could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services we offer. In order to respond to increased competition and pricing pressure, we may have to lower our prices or loosen contractual terms (such as liability limitations), which may have an adverse effect on our revenue and profit margins.

As we are in a consolidating industry, there is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through recruiting and acquisitions, sourcing and completing acquisitions are complex and sensitive activities. In light of the continuing broad market recovery, we expect increasing acquisition opportunities to emerge and may increase our acquisition activity. We are considering, and will continue to consider, real estate services acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth. However, there is no assurance that we will be able to continue our acquisition activity in the future.

A severe global economic downturn may increase instability for some of our competitors. This may in some cases lead to a willingness on their part to engage in aggressive pricing, advertising or hiring practices in order to maintain market shares or client relationships. To the extent this occurs, it increases the competitive risks we face, although it will differ from one competitor to another given their different positions within the marketplace and their different financial situations.

We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason at any time, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected.

Given the rigors of the competitive marketplace in which we operate, there is the risk that we may not be able to continue to find ways to operate more sustainably and more cost-effectively, including by achieving economies of scale, or that we will be limited in our ability to further reduce the costs required to operate on a globally coordinated platform.

The dynamic nature of the Internet and social media, which have substantially increased the availability and transparency of information, could devalue the information that we gather and disseminate as part of our business model and may harm certain aspects of our real estate brokerage business in the event that principles of transactions prefer to transact directly with each other.

Infrastructure disruptions may hinder our ability to manage real estate for clients, increase insurance applicable to the commercial real estate service industry costs, and frustrate our disaster recovery and crisis management procedures.

Our ability to conduct a global real estate services business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions involving electrical, communications, transportation or other services with which we conduct business. It may also include disruptions as the result of natural disasters such as hurricanes, earthquakes and floods, whether as the result of climate change or otherwise, political instability, general labor strikes or turmoil or terrorist attacks.

The infrastructure disruptions we describe above may also hinder our ability to manage real estate for clients. The buildings we manage for clients, which include large office properties and retail centers, are used by numerous people daily. As a result, fires, earthquakes, floods, other natural disasters, defects and terrorist attacks can result in significant loss of life, and, to the extent we are held to be liable pursuant to our written agreements with our clients, we could incur significant financial liabilities and reputational harm.

The occurrence of natural disasters and terrorist attacks can also significantly increase the availability and/or cost of commercial insurance policies covering real estate, both for our own business and for those clients whose properties we manage and who may purchase their insurance through the insurance buying programs we make available to them.

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our staff is increasingly mobile and less reliant on physical presence in an office, our disaster recovery plans increasingly rely on the availability of the Internet and mobile phone technology, so the disruption of those systems would likely affect our ability to recover promptly from a crisis situation. Additionally, our ability to foresee or mitigate the potential consequences to managed properties, and real estate generally, from the effects of climate change, may be limited.

Our real estate services business is concentrated among large corporate and investor clients, which could lead to larger individual credit risks and to the use by such clients of their increased leverage to our disadvantage.

While our client base remains highly diversified across industries and geographies, we do value the expansion of business relationships with individual corporate clients and institutional investors because of the increased efficiency and economics (both to our clients and our firm) that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, such a client (1) experiences its own financial problems, which can lead to larger individual credit risks, (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided, or may subject us to a preference action which would require a refund of fees previously paid, (3) decides to reduce its operations or its real estate facilities, (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations, (5) decides to change its providers of real estate services or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers.

Additionally, increasingly large clients may, and sometimes do, attempt to leverage the extent of their relationships with us during the course of contract negotiations, in connection with the payment of fees or in connection with disputes or potential litigation.

In the provision of our property and facility management services, we face potential liability for the actions of contractors and other litigation risks, as well as the risks of cost overruns on managed projects for which we are responsible for managing costs; all of which could have a material adverse effect on our business, results of operating and financial condition.

We may, on behalf of our clients, hire and supervise third-party contractors to provide construction, engineering and various other services for properties we are managing or developing on behalf of clients. Depending upon the terms of our contracts with clients, which, for example, may place us in the position of a principal rather than an agent, or responsibilities we assume or are legally deemed to have assumed in the course of a client engagement (whether or not memorialized in a contract), we may be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we do not control.

Adverse outcomes of property and facilities management disputes or litigation could negatively impact our business, operating results and/or financial condition, particularly if we have not limited in our contracts the extent of damages to which we may be liable for the consequences of our actions, or if our liabilities exceed the amounts of the insurance coverage procured and maintained by us. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as facilities manager, construction manager or project manager even if we have technically disclaimed liability as a legal matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship.

Because we employ large numbers of building staff in facilities that we manage, we face risk in potential claims relating to employment, injuries, termination and other employment matters.

As part of our facility, construction or property management businesses, we may enter into agreements with clients where we manage the costs for a project. In these situations, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract price and that the project is completed on time. In the event that one of the other contractors on the project does not or cannot perform as a result of bankruptcy or for some other reason, we may be responsible for any cost overruns as well as the consequences for late delivery.

We face risks on large, complicated, high-profile projects and other transactions that may be disproportionate to the fees we generate from such projects and other transactions and that may have a material adverse effect on our business, results of operations and financial condition.

We generally provide services to our clients under contracts, and in certain cases we are subject to fiduciary obligations. These relate to, among other matters, the decisions we make on behalf of a client with respect to managing assets on its behalf or purchasing products or services from third parties or other divisions within our company. Our services may involve handling substantial amounts of client funds in connection with managing their properties. They may also involve complicated and high-profile transactions which involve significant amounts of money. We face legal and reputational risks in the event we do not perform, or are perceived to have not performed, under those contracts or in accordance with those obligations, or for acts and omissions in the handling of client funds or in the way in which we have delivered our professional services. We also face risk when the owner or client fails to pay its vendors.

We have certain business lines where the size of the transactions we handle are much greater than the fees we generate from them. As a result, the consequences of errors that lead to damages can be disproportionately large in the event our contractual protections or our insurance coverage are inadequate to protect us fully.

The precautions we take to prevent these types of occurrences, which represent a significant commitment of corporate resources, may nevertheless be ineffective in certain cases. Unexpected costs or delays could make our client contracts or engagements less profitable than anticipated. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on profit margins.

If we make a large insurance claim on our professional indemnity policy due to our acts or omissions, we would expect subsequent premiums to increase materially, the size of deductibles we are required to retain may increase substantially and the availability of future coverage could be negatively impacted all of which, along with the other risks of our large, complicated, high-profile projects and other transactions, could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this item is set forth in Note 4 — “Unit Redemptions and Stock Transactions,” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Item 2 of Part I) and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2011 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and
Chief Executive Officer

/s/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: November 4, 2011

[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2011 dated November 4, 2011.]

Exhibit Index

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.